Form 10-Q
period 1997-09-30
NOVASTAR FINANCIAL INC
filed 1997-11-14
CIK 1025953

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1935

     For the transition period from                       to                 .
                                    ---------------------    ---------------

     Commission File Number:  001-13533

                            NovaStar Financial, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                  74-2830661
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

               1900 W. 47th Place, Suite 205, Westwood, KS 66205
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (913) 362-1090
                                 --------------
              (Registrant's telephone number, including area code)
                 ______________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1935 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No X
   ---      ---

The number of shares of the registrant's common stock outstanding as of November 10, 1997 was 7,516,665.

                            NOVASTAR FINANCIAL, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                                     INDEX


                                                                            Page
PART I                         FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Balance Sheets...........................................           1
           Statements of Operations.................................           2
           Statement of Cash Flows..................................           3
           Notes to Financial Statements............................           4

Item 2.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations.....................           5


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings........................................          14

Item 2.    Changes in Securities....................................          14

Item 3.    Defaults Upon Senior Securities..........................          14

Item 4.    Submission of Matters to a Vote of Security Holders......          14

Item 5.    Other Information........................................          14

Item 6.    Exhibits and Reports on Form 8-K.........................          14

           Signatures...............................................          15


NOVASTAR FINANCIAL, INC.
BALANCE SHEETS
(dollars in thousands)

--------------------------------------------------------------------------------

                                          September 30, 1997   December 31, 1996
                                             (unaudited)
Assets
  Cash and cash equivalents                         $  4,236            $46,434
  Mortgage securities available-for-sale             267,835             13,239
  Mortgage loans                                     418,897                ---
  Accrued interest receivable                          4,891                 14
  Investment in NFI Holding Corporation                1,857                ---
  Other assets                                         1,417                109
                                                    --------            -------

      Total assets                                  $699,133            $59,796
                                                    ========            =======

Liabilities and Stockholders' Equity
  Liabilities:
    Repurchase agreements                           $644,195            $   ---
    Due to NovaStar Mortgage, Inc.                     5,861                ---
    Amounts due to brokers and dealers for
     unsettled securities and loan purchases             ---             13,255
    Accounts payable and accrued expenses              2,041                176
                                                    --------            -------
      Total liabilities                              652,097             13,431


Stockholders' equity:
  Capital stock, $0.01 par value, 50,000,000
   shares authorized:
    Convertible preferred stock, 3,549,999
     shares issued and outstanding                        36                 36
    Common stock, 216,666 shares issued and
     outstanding                                           2                  2
    Additional paid-in capital                        49,862             49,910
    Accumulated deficit                               (1,643)              (302)
    Net unrealized gain (loss) on available-for-
     sale securities                                   2,239                (16)
    Forgivable notes receivable from founders         (3,460)            (3,265)
                                                    --------            -------

      Total stockholders' equity                      47,036             46,365
                                                    --------            -------

  Total liabilities and stockholders' equity        $699,133            $59,796
                                                    ========            =======

See notes to financial statements.

NOVASTAR FINANCIAL, INC.
STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                 For the period
                                                                 from September
                              For the nine     For the three        13, 1996
                              months ended      months ended     (inception) to
                             September 30,     September 30,     September 30,
                                  1997              1997              1996
Interest income:
        Mortgage securities      $ 6,796            $ 4,555          $    ---
        Mortgage loans            14,749              7,670               ---
                                 -------            -------

Total interest income             21,545             12,225               ---
Interest expense                  16,224              9,786               ---
                                 -------            -------

Net interest income                5,321              2,439               ---
Provision for credit losses        1,444                726               ---
                                 -------            -------

Net interest income after
 provision for credit losses       3,877              1,713               ---


Other income                         326                259               ---

Equity in net income
 (loss) of NFI Holding
 Corporation                        (141)               290               ---

General and administrative
 expenses:
   Administrative services         2,450              1,200               ---
   Compensation and
    benefits                         701                332               ---
   Loan servicing                    694                123               ---
   Professional and
    outside services                 430                181               ---
   Office administration             201                 89               ---
   Other                             288                160               ---
                                 -------            -------

   Total general and
    administrative expenses        4,764              2,085               ---
                                 -------            -------


Net income (loss)                $  (702)           $   177          $    ---
                                 =======            =======          ========

Net income (loss) per share      $ (0.16)           $  0.04          $    ---
                                 =======            =======          ========

Dividends declared per
 preferred share                 $  0.18            $  0.08          $    ---
                                 =======            =======          ========

Weighted average shares
  outstanding                      4,273              4,273               ---
                                 =======            =======          ========

See notes to financial statements.


NOVASTAR FINANCIAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                        For the period from
                                                            For the Nine                 September 13, 1996
                                                            Months Ended                   (inception) to
                                                          September 30, 1997             September 30, 1996
Net cash provided by operating activities                     $   3,281                        $    ---

Cash flow from investing activities:
Purchases of available-for-sale securities                     (380,820)                            ---
Settlement of amounts to brokers                                (12,676)                            ---
Proceeds from sales of available-for-sale securities             99,794                             ---
Proceeds from paydowns on and maturities of
  available-for-sale securities                                  22,506                             ---
Investment in NFI Holding Corporation                            (1,980)                            ---
Mortgage loans acquired from NovaStar Mortgage, Inc.           (229,364)                            ---
Mortgage loans acquired from others                            (219,995)                            ---
Mortgage loan repayments                                         27,402                             ---
                                                              ---------

Net cash used in investing activities                          (695,133)                            ---

Cash flow from financing activities:
Private placement offering costs                                    (48)                            ---
Net borrowings under repurchase agreements                      644,195                             ---
Net change in amount due to NMI, Inc.                             5,861                             ---
Dividends paid on convertible preferred stock                      (354)                            ---
                                                              ---------                             ---
Net cash provided by financing activities                       649,654                             ---
                                                              ---------

Net decrease in cash and cash equivalents                       (42,198)                            ---
Cash and cash equivalents, beginning of period                   46,434                             ---
                                                              ---------                             ---

Cash and cash equivalents, end of period                      $   4,236                        $    ---
                                                              =========                        ========

Supplemental disclosure of cash flow information:
Cash paid for interest                                        $  15,416                        $    ---
                                                              =========                        ========

Dividends payable                                             $     284                        $    ---
                                                              =========                        ========

See notes to financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 1997
--------------------------------------------------------------------------------
Note 1.   Financial Statement Presentation

     The financial statements as of and for the periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the balance sheet and results of operations, have been made. The financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's registration statement on Form S-11 (registration number 333-32327) declared effective on October 24, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Company owns 100 percent of the preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding. The founders of the Company own the voting common stock of Holding. NovaStar Mortgage is a wholly owned subsidiary of Holding. Certain key officers of the Company serve as officers of Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of Holding and NovaStar Mortgage. The Company accounts for its investment in Holding using the equity method.

Note 2.   Subsequent Events

     On October 30, 1997, the Company completed its initial public offering of common stock. The Company sold 3,750,000 shares in the offering at a price of $18.00 per share and received approximately $62 million in net proceeds. Approximately 90 percent of the proceeds will be used to fund the acquisition of the wholesale loan production of NovaStar Mortgage and the acquisition of mortgage securities, in accordance with its business strategies. The remaining 10 percent of the net proceeds will be used for working capital and general corporate purposes.

     On October 1, 1997 the Company issued $264 million in a privately placed Collateralized Mortgage Obligation (CMO), secured primarily by subprime residential mortgage loans. For accounting purposes, the mortgage loans financed through the issuance of the CMO are treated as assets, and borrowings under the CMO are treated as debt of the Company. Borrowings under the CMO are fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt. Proceeds from this issue were used to repay amounts borrowed under the Company's master repurchase agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (the Company) and its business which are not historical facts are "forward-looking statements" that involve risk and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on page 15 of the Prospectus included in the Company's registration statement on Form S-11 (registration number 333-32327) declared effective on October 24, 1997.

Overview

     The Company is a specialty finance company engaged in the business of acquiring primarily single family residential subprime mortgage loans. The Company was incorporated on September 13, 1996. Through a private placement, the Company raised $47 million in December 1996, allowing it to commence operations. Investments earned $155,000, while general and administrative costs were $457,000, resulting in a net loss of $302,000 during the period from inception to December 31, 1996. Those operating results are not meaningful to the on-going operations of the Company. The asset size of the Company has grown since the initial capitalization to $699 million as of September 30, 1997. The operating results and financial condition of the Company reflect this growth and should be interpreted accordingly.

     The Company owns 100 percent of the non-voting preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding. The founders of the Company own the voting common stock of Holding. NovaStar Mortgage is a wholly owned subsidiary of Holding. Certain key officers of the Company serve as officers of Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of Holding and NovaStar Mortgage. The Company accounts for its investment in Holding using the equity method.

     The Company generates income principally from the earnings on its Mortgage Assets. The Company uses a combination of equity and borrowings to finance the acquisition of its Mortgage Assets. The Board of Directors has established Capital Allocation Guidelines ("CAG") which assist management in assessing the appropriate combination of equity and debt. The CAG are intended to keep the Company properly leveraged by (i) matching the amount of leverage allowed to the riskiness (return and liquidity) of an asset and (ii) monitoring the credit and prepayment performance of each investment to adjust the required capital. Until the Company is fully leveraged, it will not reach its full earnings potential. Since inception, the Company has used less debt financing than the maximum allowed under the CAG as it has reserved the use of equity funding for future loan acquisitions.

     A significant portion of the Company's Mortgage Assets earn adjustable interest rates based on short-term interest rates. All of the Company's borrowings bear short-term rates of interest. As a result, net interest income depends on prevailing market rates, as well as the volume of interest-earning assets and interest-bearing liabilities. Increases in short-term interest rates will generally increase the yield on Mortgage Assets and the cost of related borrowings. However, to the extent that borrowing costs adjust at different times or amounts relative to the yield on Mortgage Assets, the Company is subject to interest rate risk. When the cost of borrowings increases more rapidly than the yield on assets, net interest income may be reduced. Conversely, decreases in short-term rates may decrease the interest cost on the Company's borrowings more rapidly than the yield on assets causing an increase in net interest income. Management monitors and aggressively manages interest rate risk. However, the Company's Mortgage Asset portfolio cannot be completely hedged against changing interest rates.

     A major component of the operations of the Company is the equity in earnings (loss) of NFI Holding Corporation, which includes the results of NovaStar Mortgage. Many costs of NovaStar Mortgage are directly related to the infrastructure necessary to support current period wholesale loan production, which has grown from a monthly total of $2.9 million in February 1997 to $51.3 million in September 1997. Revenue, on the other hand, is dependent on the size and composition of the Company's Mortgage Asset portfolio. As a result, during the first nine months of 1997, the Company's operating results reflect the substantial costs related to building the mortgage lending and servicing infrastructure and have exceeded the income from the Company's portfolio of Mortgage Assets. Management believes that infrastructure will allow NovaStar Mortgage to originate Mortgage Assets at favorable prices compared to those which could be acquired in the secondary market.

     The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company. Because these borrowers typically use the proceeds of the loan to consolidate and refinance debt, and to finance home improvements, education and other consumer needs, it is expected that the volume of loans originated by NovaStar Mortgage will be less dependent on the general level of interest rates or home sales and therefore less cyclical than conventional mortgage lending.

     Principally through the mortgage lending operation of NovaStar Mortgage, the Company will continue adding interest-earning assets to its balance sheet. Prior to the initial public offering, the Company reached the maximum level of interest-earning assets for the debt/equity mix allowed under its CAG. Securing additional capital allows the Company to further develop and grow its balance sheet. The initial public offering increased the Company's capital base by
issuing shares of Common Stock.   Capital will, in the short term, be used to
retire certain borrowings. In the long term, proceeds would be used primarily to acquire additional Mortgage Assets. The Company expects to be able to continue adding interest-earning assets to more effectively utilize the Company's human and other resources.

Forgivable Notes Receivable from Founders

     The Company's founders received 216,666 units upon closing of the 1996 private placement. A unit consisted of one share of convertible preferred stock and one common stock warrant. The founders delivered forgivable promissory notes in payment for these units. Principal on these notes will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the total return generated to investors in the private placement. Total return includes the appreciation of the Company's stock price, the value of the warrant, and dividends paid. One tranche will be forgiven for each fiscal period that the Company generates a total return of 15 percent to investors in the private placement. All tranches will be forgiven if the Company generates a 100 percent return. As of September 30, 1997, the aggregate amount receivable from founders was $3.4 million, including $210,000 of accrued interest.

     Investors in the 1996 private placement offering paid $15 for each unit acquired. Warrants issued in connection with the private placement were assigned a value of $1.50. During October 1997, the Company completed an initial public offering of its common stock at a price of $18 per share. Accordingly, it is likely the Company will achieve a 15% return to private placement investors during 1997, resulting in the forgiveness of one tranche of the forgivable notes. This will result in the recognition of $1.1 million non-cash charge to earnings during the 1997 fourth quarter.

Financial Condition as of September 30, 1997

     During the first five months of 1997, the Company added over $200 million in mortgage loans to its balance sheet through the purchase of bulk pools of loans originated by other mortgage lenders. After that time, the Company has not purchased any bulk pools of loans. During February 1997, NovaStar Mortgage originated its first wholesale production loans. From that time through September 30, 1997, NovaStar Mortgage has originated 1,602 wholesale production loans with an aggregate principal amount of $227 million. The Company has purchased all loans originated by NovaStar Mortgage during 1997. Table I is a summary of wholesale loan originations and bulk acquisitions by month.


Table I
Wholesale Originations and Bulk Acquisitions
Nine Months Ended September 30, 1997 (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                     Wholesale Originations        Bulk Acquisitions                 Total
                                                     ----------------------      ----------------------       ----------------------
                                                      Number      Principal       Number      Principal        Number      Principal
                                                     of Loans       Amount       of Loans       Amount        of Loans       Amount
January........................................            -       $      -          851       $ 94,710           851       $ 94,710
February.......................................           17          2,941          376         41,784           393         44,725
March..........................................           51          9,747          195         20,938           246         30,685
April..........................................          132         19,219          427         39,753           559         58,972
May............................................          173         29,964          103         10,055           276         40,019
June...........................................          204         28,509            -              -           204         28,509
July...........................................          271         35,228            -              -           271         35,228
August.........................................          365         50,073            -              -           365         50,073
September......................................          389         51,280            -              -           389         51,280
                                                       -----       --------        -----       --------         -----       --------
Total..........................................        1,602       $226,961        1,952       $207,240         3,554       $434,201
                                                       =====       ========        =====       ========         =====       ========

     Tables II and III set forth the Company's mortgage loan portfolio at September 30, 1997 by credit grade and geographic diversification. Although some credit grade and geographic concentrations exist due to the mortgage loans obtained via bulk loan acquisitions, over time the Company intends to diversify the credit grade and the geographic population of its mortgage loan portfolio.

Table II
Mortgage Loans by Credit Grade
September 30, 1997 (dollars in thousands)
--------------------------------------------------------------------------------

                                             Principal  Percent of     Loan to
                                              Balance     Total      Value Ratio
                                             ---------  ----------   -----------
A..........................................   $179,715      44%          76%
A-.........................................    112,794      28           77
B..........................................     73,369      18           75
C..........................................     28,367       7           69
D..........................................     10,403       3           63
                                              --------     ---

Total......................................   $404,648     100%          75%
                                              ========     ===


Table III
Mortgage Loans by State
September 30, 1997 (dollars in thousands)
--------------------------------------------------------------------------------

                                                        Principal      Percent
                                                          Amount      of Total
                                                        ----------    ----------
California..........................................     $126,679         31%
Washington..........................................       35,980          9
Florida.............................................       26,803          7
Utah................................................       24,733          6
Texas...............................................       22,925          6
Others..............................................      167,528         41
                                                         --------        ---

Total...............................................     $404,648        100%
                                                         ========        ===

     The Company has been an active investor in mortgage securities issued by Government-sponsored entities. During the nine months ended September 30, 1997, the Company acquired securities with an aggregate cost of $380.8 million and sold securities with an aggregate carrying value, at the time of sale, of $99.8 million. As of September 30, 1997, mortgage securities totaled $267.8 million.

     Loans originated through the lending operations of NovaStar Mortgage have typically been funded through NovaStar Mortgage's $50 million mortgage loan warehouse agreement with First Union National Bank. The Company has a $300 million master repurchase line with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation to fund acquisitions of Mortgage loans. During the third quarter, the line was temporarily increased to $400 million while the Company was preparing for the private placement of its CMO. During the first nine months of 1997, funds borrowed under this agreement were used to acquire some of the largest pools of mortgage loans acquired by the Company. Funds borrowed against the master repurchase agreement are also used to buy loans from NovaStar Mortgage, which in turn pays down advances under its warehouse line of credit to free its use for further wholesale production. Management expects to continue using this method for the short-term financing of its mortgage lending operation.

     Acquisitions of agency-issued mortgage securities have been financed by using individual assets as collateral for repurchase agreements. These agreements have been executed with a number of reputable securities dealers. Management expects to continue using this method to finance its acquisition of mortgage securities.

     Under the terms of all financing arrangements, lending institutions require "over-collateralization" from the Company. The value of the collateral generally must exceed the allowable borrowing by two to five percent. As a result, the Company must have resources available to cover this "haircut." Proceeds from the private placement have been used for such purpose. Management expects to use proceeds from future capital issuances in this manner.

     Amounts outstanding under borrowing arrangements aggregated $644.2 million as of September 30, 1997.

     The Company expects to make a regular practice of aggregating substantially all of its outstanding mortgage loans to serve as collateral for the issuance of its own collateralized mortgage obligations ("CMO"). Proceeds from these issuances will be used to repay amounts borrowed under its repurchase and other short-term financing agreements. This will free those facilities for further asset acquisitions.

     The Company issued its first CMO during October 1997 in a private transaction in which approximately $276 million in mortgage loans serve as collateral of debt issued with a face amount of $264 million. The debt issuance has an estimated life of 2.0 years and bears interest based on one month LIBOR plus 25 basis points, which resets monthly. Proceeds from the issuance of this CMO were used to repay amounts borrowed under the Company's master repurchase agreement.

Results of Operations -- Nine Months Ended September 30, 1997

Net Interest Income

     Interest Income. The Company had average interest-earning assets of $351.6 million during the nine months ended September 30, 1997, including $135.4 million of mortgage securities, and $216.2 million of mortgage loans. During the nine-month period, mortgage securities earned $6.8 million, or a yield of 6.7 percent, while mortgage loans earned $14.7 million, or a yield of 9.1 percent. In total, assets earned $21.5 million, or an 8.2 percent yield.

     A substantial portion of the mortgage loans owned by the Company have interest rates that fluctuate with short-term market interest rates. However, many of these mortgage loans have initial coupons lower than current market rates ("teaser" rates). As a result, during the first nine months of 1997 these assets, collectively, have not adjusted upward to their full potential coupon rate. This results in a temporarily lower rate and lower interest yield to the Company. As these assets "season," they should increase to their higher rates and result in higher yields to the Company.

     The Company acquires substantially all of its mortgage loans at a premium. Such premiums are amortized as a reduction of interest income over the estimated lives of the assets. If mortgage principal repayment rates accelerate, the Company will recognize more premium amortization, thereby reducing the effective yield on the assets. Decelerating repayment rates will have the opposite effect on asset yields. To mitigate the effect of prepayments, the Company generally strives to acquire mortgage loans that have some form of prepayment penalty. Of all loans acquired from NovaStar Mortgage during the nine months ended September 30, 1997, 73 percent had prepayment penalties for at least the first two years of the loan. Fifty-four percent of the loans acquired through bulk purchases by the Company had prepayment penalties. For loans with prepayment penalties, the weighted average prepayment penalty period is 2.7 years for mortgage loans originated by the Company and 3.0 years for those acquired through bulk purchases.

     As noted above, interest income is a function of volume and rates. Management expects its Mortgage Asset portfolio to continue to increase through wholesale loan originations. Management will continue to monitor the market for mortgage securities and whole loan mortgage pools and will acquire Mortgage Assets that are appropriate for its overall asset/liability strategy. Increasing volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

     Interest Expense. The cost of borrowed funds for the Company was $16.2 million during the nine months ended September 30, 1997, or 6.4 percent of average borrowings. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the nine months ended September 30, 1997, the one-month LIBOR averaged 5.6 percent. As with interest income, the Company's cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

     Table IV presents a summary of the average interest-earning assets, average interest-bearing liabilities, and the related yields and rates thereon for the nine months ended September 30, 1997.

Table IV
Interest Analysis
Nine Months Ended September 30, 1997 (dollar amounts in thousands)
-------------------------------------------------------------------------------------------------
                                                                       Daily    Interest  Annual
                                                                      Average   Income/   Yield/
                                                                      Balance   Expense    Rate

Interest-earning Assets
  Mortgage securities...............................................  $135,380   $ 6,796    6.69%
  Mortgage loans....................................................   216,233    14,749    9.09
                                                                      --------   -------    ----

  Total interest-earning assets.....................................  $351,613    21,545    8.17
                                                                      ========   =======    ====

Interest-bearing Liabilities
  Master repurchase agreement.......................................   191,673     9,747    6.78
  Other repurchase agreements.......................................   127,911     5,646    5.89
  Other borrowings (1)..............................................    16,397       831    6.76
                                                                      --------   -------    ----

  Total borrowings..................................................  $335,981    16,224    6.44
                                                                      ========   -------    ----
  Net interest income...............................................             $ 5,321
                                                                                 =======
  Net interest spread...............................................                        1.73%
                                                                                            ====
  Net yield.........................................................                        2.02%
                                                                                            ====

-----------
(1) Represents borrowings of NovaStar Mortgage and interest paid thereon. The Company reimburses NovaStar Mortgage for interest incurred under the terms of an Administrative Services Outsourcing Agreement.

     Net Interest Income and Spread. Net interest income during the first nine months of 1997 was $5.3 million, or 2.02 percent of average interest-earning assets. Net interest spread for the Company was 1.73 percent during the nine months ended September 30, 1997. Net interest income and the spread are functions of the yield of the Company's assets relative to its costs of funds. During the first half of 1997, the cost of funds was relatively low and stable. This lower cost of funds offsets, to some degree, the lower yield on "teased" assets, as discussed above. In addition, the Company has entered into interest rate agreements to mitigate the exposure to variations in interest rates on interest-earning assets that are different from the variations in interest incurred on borrowings. The volume of assets and liabilities and how well the Company manages the spread between earnings on assets and the cost of funds will dictate future net interest income.

     Impact of Interest Rate Agreements.   During the nine months ended
September 30, 1997, the Company entered into certain interest rate agreements designed to mitigate exposure to interest rate risk. Two of these agreements are interest rate cap agreements, with a combined notional amount of $170 million, which require the Company to pay a monthly fixed premium while allowing it to receive a rate that adjusts with LIBOR, when rates rise above a certain agreed-upon rate. The other agreements are simple fixed to floating interest rate swaps with an aggregate notional amount of $191 million. These agreements are used to alter the interest rates on funding costs to more closely match the yield on interest-earning assets. During the nine months ended September 30, 1997, the Company incurred net interest expense on these agreements of $808,000. Net income earned from or expense incurred on these agreements is accounted for on the accrual method and is recorded as an adjustment to interest expense.

Gains and Losses on Securities Sales

     The Company classifies its mortgage securities as available-for-sale because management may deem it appropriate to sell securities, from time to time, to reallocate the Company's capital. Since inception, the Company has not sold any mortgage loans and, as a general rule the Company does not intend to sell mortgage loans in the future. The Company's strategy is to hold and service mortgage loans in order to earn the spread over the life of the loans, rather than sell the loans and recognize the gain or loss in the current period.

Provisions for Credit Losses

     In 1997, the Company started providing regular allowances for credit losses in connection with its initial bulk purchases of loans and wholesale originations. The Company has not experienced any credit losses to date, but management expects that losses will be incurred in the future. The Company regularly evaluates the potential for credit losses for mortgage loans held in its portfolio. Since the Company has limited actual performance history for its loan portfolio, losses have been provided for primarily based on general industry trends and on the judgement of the Company's management.

     The Company believes that loan defaults occur throughout the life of a loan or group of loans. As a result, the Company believes it is appropriate to record provisions for credit losses against income over the estimated life of the loans, rather than immediately upon acquisition of the loan. Currently, the Company provides for credit losses depending on the type and credit grade of loans comprising the portfolio. The amount of the provision as a percent of the loans will vary. During the nine months ended September 30, 1997, the Company provided $1,444,000 for credit losses.

     Table V presents a summary of delinquent loans as of September 30, 1997. The low level of delinquencies is reflective of the short amount of time loans originated or acquired by the Company have been outstanding. Management expects to experience higher rates of delinquency in the future and has established the appropriate staff and policies to monitor delinquencies.

Table V
Loan Delinquencies
As of September 30, 1997
---------------------------------------------------------------------------------------
                                                        Outstanding    Percent of Total
                                                         Principal      Mortgage Loans
     Loans delinquent 60 to 90 days.................      $ 7,179            1.77%
     Loans delinquent greater than 90 days..........        5,941            1.47
                                                          -------            ----
     Loans delinquent greater than 60 days..........      $13,120            3.24%
                                                          =======            ====

General and Administrative Expenses

     Table VI displays general and administrative expenses for the nine months ended September 30, 1997.

Table VI
General and Administrative Expenses
Nine Months Ended September 30, 1997
(in thousands)
-------------------------------------------------------
     Administrative services provided by
        NovaStar Mortgage...................    $ 2,450
     Compensation and benefits..............        701
     Loan servicing (1).....................        694
     Professional and outside services......        430
     Office administration..................        201
     Other..................................        288
                                                -------
     Total..................................    $ 4,764
                                                =======

------------------
(1) Included in this amount are servicing fees paid to NovaStar Mortgage of $58,000. NovaStar Mortgage began servicing the loans of the Company effective July 15, 1997. Prior to this date, the Company's loans were serviced by an outside servicer.

     The primary component of general and administrative expenses is the administrative service fee paid to NovaStar Mortgage. NovaStar Mortgage provides mortgage loan underwriting and funding services on behalf of the Company. During the nine months ended September 30, 1997, the fee paid for these services was $2,450,000.

     Compensation and benefits include employee base salaries, benefit costs and incentive bonus awards. The number of employees and the related compensation costs have increased throughout the first nine months of 1997 as the Company has continued to hire staff.

     Loan servicing consists of direct costs associated with the mortgage loan servicing operation, which the Company outsourced until July 15, 1997. Effective July 15, 1997, the Company engaged NovaStar Mortgage to service its mortgage loans. Management believes that by servicing its own mortgage loans (through NovaStar Mortgage), the Company will be able to more readily monitor and control delinquencies and defaults. Management believes this is particularly important in the subprime sector of the mortgage industry. In addition, management believes cost efficiencies can be gained from servicing the Company's loans "in house".

     Professional and outside services includes the cost of contract labor, as well as fees for legal and accounting services. Management has used contract labor services extensively during the development of its operations during the nine months ended September 30, 1997, particularly in the area of systems development. As permanent employees are hired, management anticipates using contract labor to a lesser extent during the remainder of 1997. Legal fees during the nine months ended September 30, 1997 relate to the execution of numerous agreements with market counterparties.

     Office administration includes such items as telephone, office supplies, postage, delivery, maintenance and repairs. Certain of these items have been necessarily high during the start up phase of the Company. Management expects many of these expenses to increase relative to production in future periods.

Equity in Earnings of Unconsolidated Subsidiary

     The Company owns 100 percent of the preferred stock and receives 99 percent of the economic benefits of Holding, which wholly owns NovaStar Mortgage. The Company accounts for its investment in Holding on the equity method. For the nine months ended September 30, 1997, Holding incurred a loss of $143,000, of which the Company recorded its portion ($142,000). The loss generated by Holding is a result of the significant general and administrative expense incurred by NovaStar Mortgage in building its wholesale lending infrastructure. NovaStar Mortgage incurs significant general and administrative expenses in generating loan production. The Company pays NovaStar Mortgage an administrative outsourcing fee for costs associated with its loan production operation as the Company purchases these loans at the time of funding.

     During the first nine months of 1997, NovaStar Mortgage incurred significant costs in developing its infrastructure for the loan origination operation. The primary expense for NovaStar Mortgage is compensation and benefits for its sales, underwriting and supporting staffs. Substantial expenses related to professional fees were also incurred.

Net Loss

     During the nine months ended September 30, 1997, the Company recorded a net loss of $702,000, primarily as a result of the significant costs associated with the development of its operations and NovaStar Mortgage. During the first part of 1997, the Company focused on the hiring of key employees and the development of policies and procedures. The results for the nine months ended September 30, 1997 also reflect the significant cost of developing operations. During the Company's rapid expansion in 1997, the Company's operating expenses have increased more rapidly than its revenues.

Results of Operations - Three Months Ended September 30, 1997

Net Income

     During the three months ended September 30, 1997, the Company realized net income of $177,000. The components of net income are discussed in the following paragraphs.

Net Interest Income

     The Company had average interest-earning assets of $629.0 million during the three months ended September 30, 1997, including $277.7 million of mortgage securities, and $351.3 million of mortgage loans. During the three-month period, mortgage securities earned $4.5 million, or a yield of 6.6 percent, while mortgage loans earned $7.7 million, or a yield of 8.7 percent. In total, assets earned $12.2 million -- a yield of 7.77 percent.

     During the three months ended September 30, 1997, borrowed funds for the Company averaged $593.2 million on which interest was incurred of $9.8 million, or 6.6 percent. During the three months ended September 30, 1997, one month LIBOR (the rate on which the Company pays interest on its master repurchase agreement) averaged 5.7 percent. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

     Net interest income during the three months ended September 30, 1997 was $2.4 million, or 1.55 percent of average interest-earning assets. Net interest spread for the Company was 1.18 percent during the three months ended September 30, 1997.

Provisions for Credit Losses

     During the three months ended September 30, 1997, the Company provided $726,000 for credit losses. Reserves are maintained for losses management expects to incur on loans in the portfolio.

General and Administrative Expenses

     General and administrative expenses during the three months ended September 30, 1997 were $2.1 million. Consistent with prior periods, the single largest component of general and administrative expenses is the administrative outsourcing fee paid to NovaStar Mortgage. Compensation and benefits totaled $332,000 during the third quarter. The Company continues to develop its benefit structure and, therefore, employee costs are expected to increase relative to staff size.

     Professional and outside services include legal fees and contract labor for the development of information systems.

     Loan servicing costs include direct costs of managing the loan portfolio which are not reimbursable by the borrower. In addition, loan servicing costs include fees associated with the outside service provider who serviced the Company's loans through July 15, 1997 and the fees associated with NMI servicing the loans since July 15, 1997.

Equity in Earnings of Unconsolidated Subsidiary

     For the three months ended September 30, 1997, Holding realized net income of $293,000, of which the Company recorded its portion ($290,000). Earnings during this period are primarily due to the significant increase in the administrative fee received from the Company related to building its wholesale lending infrastructure and to gains realized on the sale of mortgage securities.

Taxable Income (Loss)

     Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid to the Company's stockholders are based on taxable income. For tax purposes, the provision for credit losses is not deductible. In addition, income reported for financial reporting purposes includes the results of Holding under the equity method. Such entities are excluded in the preparation of the Company's income tax returns. Table VII is a summary of the differences between the net loss reported for GAAP, as reported herein, and taxable income of NFI.

Table VII
Taxable Income
Nine and Three Months Ended September 30, 1997 (in thousands)
-----------------------------------------------------------------------------------------
                                                               Nine Months   Three Months
                                                                  Ended          Ended
     Net income (loss)......................................     $ (702)         $ 177
     Results of NFI Holding Corporation, Inc. and subsidiary        143           (393)
     Provision for credit losses............................      1,444            726
     Other, net.............................................        (14)            (4)
                                                                 ------          -----
     Taxable income--NovaStar Financial, Inc................     $  871          $ 506
                                                                 ======          =====

Liquidity and Capital Resources

     Liquidity, as used herein, means the need for, access to and uses of cash. The Company's primary needs for cash include the acquisition of Mortgage Assets, principal repayment and interest on borrowings, operating expenses and dividend payments. The Company has a certain amount of cash on hand to fund operations. The Company requires access to short-term credit facilities to fund its acquisition of wholesale loan originations and mortgage securities. Also, principal, interest and fees received on Mortgage Assets will serve to support the cash needs of the Company. Major cash requirements are typically satisfied by drawing upon various borrowing arrangements.

     The Company also has available a $300 million master repurchase agreement. In addition, the Company has been approved as a borrower from other reputable securities dealers for repurchase agreements to fund the acquisition of mortgage securities. On a long-term basis, the Company will pool its mortgage loans to serve as collateral for its CMOs. By doing so, the loans will be cleared as collateral for the master repurchase agreement and the warehouse line of credit, freeing those arrangements to fund further loan originations. Although it generally does not intend to do so, all mortgage securities are classified as available-for-sale and could be sold in the open market to provide additional cash for liquidity needs.

     On October 30, 1997, the Company also successfully completed its initial public offering of 3,750,000 shares of common stock at $18 per share. Net proceeds of the offering were $62,775,000, which approximately 90 percent of the proceeds will be used to fund the acquisition of the wholesale loan production of NovaStar Mortgage and the acquisition of mortgage securities, in accordance with its business strategies. The remaining 10 percent of the net proceeds will be used for working capital and general corporate purposes.

     The Company's business requires substantial cash to support its operating activities and growth plans. Management believes that net proceeds from the initial public offering, together with existing funds and amounts available under credit facilities, will be sufficient to fund its operations for the next twelve months, if future operations are consistent with management's expectations.

     For the nine months ended September 30, 1997, operating activities and financing activities provided cash of $3.3 million and $649.5 million, while investing activities used cash of $695.1 million.

Inflation

     Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with generally accepted accounting principles and the Company's dividends are determined by the Company's net income as calculated for tax purposes. In each case, the company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Impact of Recently Issued Accounting Pronouncements

     Note 1 to the financial statements of the Form S-11 dated October 24, 1997 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the Form S-11 date, will not have a material impact on the financial statements.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     As of September 30, 1997, there were no material legal proceedings pending to which the Company was a party or of which any of its property was subject.

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults upon Senior Securities

          Not applicable

Item 4.   Submission of Matters of Vote of Security Holders

          (a) The 1997 annual meeting of shareholders of the Company was held on September 18, 1997.

          (b)  The following matters were voted on at the annual meeting:

                                                                  Vote
                                                       -------------------------
                                                        For     Against  Abstain
                                                       -------------------------
               1. Election of Director  Ed W. Mehrer   3,094,560   0       0



               The following Directors' terms of office continue after the meeting:


               Scott F. Hartman
               W. Lance Anderson
               Gregory T. Barmore
               Jenne K. Britell
                                                                 Vote
                                                       -------------------------
                                                        For    Against   Abstain
                                                       -------------------------
               2.  Ratification of KPMG Peat Marwick
                   LLP as the Company's independent
                   public accountants for the fiscal
                   year                                3,094,560   0       0

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits filed with this report are as follows:

     11.1  Schedule regarding computation of per share earnings
     27.1  Financial data schedule

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.
                                         /s/ Scott F. Hartman
DATE: November 13, 1997                  ------------------------------------
                                         Scott F. Hartman
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ Rodney E. Schwatken
DATE: November 13, 1997                  ------------------------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)