Form 10-K405
period 1997-12-31
NOVASTAR FINANCIAL INC
filed 1998-03-25
CIK 1025953

                                 UNITED STATES
                      SECURITIES AND  EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______

                            ----------------------

                       Commission File Number 001-13533

                            NOVASTAR FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                                   74-2830661
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

1901 W. 47/th/ Place, Suite 105, Westwood, KS                  66205
   (Address of principal executive office)                  (Zip Code)

      Registrant's telephone number, including area code:  (913) 362-1090

                            ----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
          Title of Each Class                        Which Registered
      Common Stock, $0.01 par value               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 1998 was approximately $135,363,000 as reported by the New York Stock Exchange Composite Transactions on such date.

The number of shares of the Registrant's Common Stock outstanding on March 16, 1998 was 7,828,665.

                      Documents incorporated by reference

Items 10, 11 12, and 13 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 1997.

                           NOVASTAR FINANCIAL, INC.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1997

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
Item 1.     Business.............................................................................   1
Item 2.     Properties...........................................................................  16
Item 3.     Legal Proceedings....................................................................  16
Item 4.     Submission of Matters to a Vote of Security Holders..................................  16

PART II
Item 5.     Market For Registrant's Common Equity and Related Stockholder Matters................  17
Item 6.     Selected Consolidated Financial Data.................................................  18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  19
Item 8.     Financial Statements and Supplementary Data..........................................  29
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  43

PART III
Item 10.    Directors and Executive officers of the Registrant...................................  43
Item 11.    Executive Compensation...............................................................  43
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  43
Item 13.    Certain Relationships and Related Transactions.......................................  43

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  44

GLOSSARY.........................................................................................  46

PART I

Item 1.  Business

Overview

   NovaStar Financial, Inc. (NovaStar or the Company) is a Maryland corporation formed on September 13, 1996. The Company acquires subprime mortgage loans and mortgage securities and manages the resulting portfolio of mortgage assets. A primary source of mortgage assets for the Company is the subprime loans originated by NovaStar Mortgage, Inc., an affiliate of the Company.

   Management believes the tax-advantaged structure of a Real Estate Investment Trust (REIT) is the most efficient method of owning the cash flows associated with mortgage assets owned by the Company. The Company must meet numerous rules established by the Internal Revenue Service to retain its status as a REIT. The rules are extensive and complicated. In short, they require NovaStar to:

   1)  Restrict its investing to certain real estate related assets,

   2)  Avoid certain investment trading and hedging activities, and

   3)  Distribute taxable income to stockholders.

   As long as NovaStar maintains its REIT status, distributions to stockholders will generally be deductible for income tax purposes. This deduction effectively eliminates corporate level income taxes. Management believes it has and will continue to meet the requirements to maintain its REIT status.

   A primary source of assets for the Company is the loans originated by NovaStar Mortgage, which shares common management with the Company. NovaStar Mortgage lends to subprime borrowers -- individuals that do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but generally have substantial equity in their homes. Often, these are individuals or families who have built high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their total monthly payments.

   During 1997, NovaStar purchased 100 percent of the mortgage loans originated by NovaStar Mortgage through its wholesale lending operation. The sales force of NovaStar Mortgage -- consisting of commissioned employees (account executives) -- maintains and develops relationships with a nationwide network of independent retail brokers. As of December 31, 1997, NovaStar Mortgage had 36 account executives in 24 states.

   NovaStar's principal customers are retail brokers. Retail brokers seek a wholesale lender or end investor to fund the loans they originate. Once the loan is originated, a wholesaler warehouses loans and sells a bulk pool of product to an end investor. In this process, the retail broker earns a fee (from the wholesaler) and the wholesaler earns a fee (from the end investor). The end investor may or may not outsource the servicing of loans.

   As a fully integrated investor, NovaStar owns the loan from cradle to grave. It underwrites, processes, funds and services mortgage loans. In this role, NovaStar is both the wholesaler and the end investor. By eliminating one phase of the loan process, loans are added to the Company's portfolio at an "all-in" lower cost than those mortgage loans purchased by the end investor through wholesalers. All-in costs include premiums paid to the broker and expenses incurred in the origination operation.

   NovaStar strives to provide a competitive menu of mortgage loan products. The marketing personnel of NovaStar Mortgage constantly monitor "main street" to ensure we are maintaining competitive interest rates and product pricing that are attractive for the broker to offer borrowers. However, quality customer service maintains and retains relationships with brokers to gain repeat business. A key focus for the origination operation is underwriting turnaround time.

   Further details regarding the loans originated by NovaStar Mortgage and purchased by the Company are provided in Business--Risk Management--Credit Risk, --Prepayment Risk, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Note 3 to the Company's consolidated financial statements.

   On a short-term basis, NovaStar finances its mortgage loans through a bank warehouse line of credit and repurchase agreements with several nationally recognized investment bankers. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in Management's

Discussion and Analysis of Consolidated Financial Condition and
Results of Operations and Note 4 to the Company's consolidated financials statements.

   For long-term financing, NovaStar securitizes its loans by issuing collateralized mortgage obligations (CMOs). CMOs are debt arrangements whereby the investor in the CMO is paid based on the performance of the mortgage loans collateralizing the debt. As NovaStar borrowers repay principal and pay interest on their mortgages, the funds are segregated to repay the investors in the NovaStar CMO. Although these CMOs are non-recourse debt, NovaStar retains the credit, prepayment and interest rate risks associated with the loans.

   Securitization is a common method used to finance loans by large mortgage lenders. Many lenders structure securitizations to allow the transaction to be treated as a sale of the loans for financial reporting purposes. The loans are removed from the lenders' balance sheets, the securities issued are not recorded as an obligation of the lender and a non-cash gain is recorded on this "sale." In structuring their transactions, these companies must estimate the future value of loan spread using prepayment, loss and discount rate assumptions deemed reasonable by management. The present value of the estimated long-term value of the loans is immediately recognized in income as a gain. In effect, the gain and the related expenses incurred to originate the loans are matched in the same period. In addition, the seller retains a "residual value" on its balance sheet that represents the estimated long-term value of the "spread" to their financing. Spread is the difference between the income from the mortgage and the related long-term funding. However, if the assumptions made by management are proven wrong, the entity will be required to subsequently adjust the value of its residual.

   CMO transactions executed by NovaStar are designed to meet accounting rules that result in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on the Company's balance sheet, and no gain is recorded. This accounting is similar to that of a bank -- expenses are recognized when the loan is originated and income is earned over time as loan payments are made. For a bank, customer deposits provide long-term funding. For NovaStar, it is CMO debt.

   Details regarding CMOs issued by the Company can be found in Business--Risk Management--Credit Risk, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Note 4 to the Company's consolidated financial statements.

   As a portfolio lender, NovaStar must create a loan portfolio large enough to cover operating expenses, and still provide good returns to shareholders. While management is focused on earnings, it views the net interest margin as the first measure of profitability. It represents the current income from previous investments in mortgage loans. Current loan origination expenses are part of the Company's investment in current production that will provide returns to stockholders in future periods. GAAP requires the Company to expense most of the origination costs as loans are funded, while the economic benefit will be received over the life of the loans.

   In the opinion of management of the Company, maintaining contact with NovaStar's customers is critical in managing credit risk and in borrower retention. Subprime borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing loans "in-house", NovaStar strives to identify problems with borrowers early and take quick action to address problems. Borrowers may be able to improve their personal credit and thereby seek to refinance their loan to obtain a lower interest rate and payment. By keeping in close touch with borrowers, the Company can provide them with information about Company products to entice them to refinance with NovaStar.

   The Company's business requires capital to fund loan production. Ideally, that capital would be raised in small pieces to minimize dilution and create "just in time" capital. However, capital typically comes in larger chunks. These large infusions of capital cannot be immediately absorbed and invested in wholesale loan originations. As a result, the Company temporarily invests in high-quality investment securities as a means of "warehousing" capital. These securities are liquid assets and can be sold to generate cash to fund loan origination. Information regarding the Company's investment securities can be found in Business--Risk Management--Credit Risk, --Prepayment Risk, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Note 2 to the Company's consolidated financial statements.

Market in Which the Company Operates and Competition

   Over the last three years, the residential mortgage market generated annual volume in excess of $600 billion per year. The majority of these originations (approximately 80 to 90 percent) were classified as "prime" mortgages which generally means they have credit quality and documentation sufficient to qualify for guarantee by GNMA, FNMA or FHLMC. The remaining 10 to 20 percent (approximately $85 to $150 billion) of the originations were classified as "subprime."

   The Company believes there is strong national demand by borrowers for subprime mortgage loans. Across the country, many borrowers have suffered dislocation and temporary unemployment, resulting in negative entries on their credit reports. Erratic market and economic conditions and other factors have resulted in high ratios of debts to assets and high levels of credit card and other installment debt for these individuals. In addition, more borrowers are choosing to become self-employed. These are some of the circumstances that create the market for subprime mortgage loans.

   One of the significant differences between the prime and subprime mortgage loan markets has been the comparative dependence upon the overall level of interest rates. Generally, the subprime mortgage loan market's historical performance has been more consistent without regard to interest rates. This is evident by the growth in subprime originations from 1993 through 1995. While the prime market experienced a decline in originations of more than 40 percent due primarily to an increase in interest rates, loan originations in the subprime market continued to grow at an annual rate of 10 to 15 percent over the same three-year period.

   Based on industry sources, the estimated size of the subprime mortgage loan market in 1997 was approximately $100 billion in annual originations. Historically, the subprime mortgage loan market has been a highly fragmented niche market dominated by local brokers with direct ties to investors who owned and serviced this relatively higher margin, riskier product. Although there have recently been several new entrants into the subprime mortgage business, the Company believes the subprime mortgage market is still highly fragmented, with no single competitor having more than a six percent market share. The growth and profitability of the subprime mortgage loan market, the demise of numerous financial institutions in the late 1980s which had served this market, and reduced profits and loan volume at traditional financial institutions have together drawn new participants and capital to the subprime mortgage loan market. Management believes the subprime mortgage loan market requires more business judgement from underwriters in evaluating borrowers with previous credit problems. Subprime lending is also generally a lower volume/higher profit margin business rather than the generally higher volume/lower profit margin prime mortgage business to which traditional mortgage bankers have become accustomed. Subprime mortgage lending is also more capital intensive than the prime mortgage market due to the fact that the securitization function requires a higher level of credit enhancement which must be provided by the issuer in the form of over-collateralization or subordination.

   The Company believes that the subprime mortgage market will continue to grow and to generate relatively attractive risk-adjusted returns over the long term due in part to the following reasons: (i) growth in the number of existing homeowners with negative entries on their credit reports; (ii) growth in the number of immigrants with limited credit histories who are in the prime home buying ages of 25 to 34; (iii) growth in the number of self-employed individuals who have sources of income which are inconsistent and difficult to document;
(iv) growth in consumer debt levels which are causing many borrowers to have higher debt/income ratios; and (v) growth in consumer bankruptcy filings which cause borrowers to be classified as subprime.

   The Company believes that more competitors may attempt to enter the market. While this may cause profit margins to narrow, the Company believes that the subprime mortgage market will be able to sustain attractive profit margins due to certain barriers to entry which include (i) the capital intensive nature of the business as issuers of securities backed by subprime mortgage loans are required to retain the credit and prepayment risks; (ii) the higher level of expertise required to underwrite the mortgage loans; (iii) the higher cost to service the mortgage loans due to the additional emphasis required on collections and loss mitigation; and (iv) the highly fragmented nature of business due to the difficulty of sourcing the mortgage loans. Principal competition in the business of originating, acquiring and servicing subprime mortgage loans are financial institutions such as banks, thrifts and other independent wholesale mortgage lenders, and certain other mortgage acquisition companies structured as REITs.

   The Company's principal competition in the business of holding mortgage loans and Mortgage Securities are life insurance companies, institutional investors such as mutual funds and pension funds, other well-capitalized publicly-owned mortgage lenders and certain other mortgage acquisition companies structured as REITs. The Company anticipates that it will be able to effectively compete due to its:

   (i)    experienced management team;
   (ii)   tax advantaged status as a REIT;
   (iii) vertical integration through its relationship with NovaStar Mortgage, which originates and services mortgage loans;
   (iv) freedom from certain regulatory-related administrative and oversight costs;
   (v)    direct access to capital markets to securitize its assets; and
   (vi)   cost-efficient operations.

Risk Management

   The Company's management recognizes the following primary risks associated with the business and industry in which it operates.

   -- Credit
   -- Prepayment
   -- Market
   -- Liquidity

Credit Risk

   Credit risk is the risk that NovaStar will not fully collect the principal it has invested in mortgage loans or securities. Subprime mortgage loans compose 51 percent of the mortgage assets owned by the Company as of December 31, 1997. Our subprime borrowers include individuals that do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have substantial equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their monthly payments. The worse their credit has been or the fewer documents the borrower can produce to support income, the lower a credit grade is assigned to the borrower.

   NovaStar Mortgage underwrites the loans acquired by the Company using guidelines that have been approved by the Company. The underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan and the adequacy of the collateral securing the loan.

   Loans acquired by the Company in bulk pools were subject to the same underwriting guidelines as established for NovaStar Mortgage production. NovaStar Mortgage employs an experienced underwriting staff who works under the supervision of their Chief Credit Officer. The underwriters hired by NovaStar Mortgage all have substantial experience in the underwriting of subprime mortgage loans.

   Underwriters are given approval authority only after the Chief Credit Officer has reviewed their work for a period of at least two weeks. Thereafter, the Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All loans in excess of $350,000 currently require the approval of the Chief Credit Officer. In addition, the President approves all loans in excess of $750,000.

   The Company's underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether the late payment was 30, 60 or 90 days late. Lateness on other debt is also considered. Discharged bankruptcy filings are allowed under all credit ratings. However, to obtain an "A" or "B" rating, the borrower must have a one-year seasoning on its discharged Chapter 13 filing and two years for a Chapter 7 filing.

   Maximum loan-to-value ratios for each credit rating depend on the level of income documentation provided by the potential borrower. In no cases do the guidelines allow a loan-to-value ratio greater than 95 percent.

   Depending on circumstances, exceptions to the underwriting guidelines are approved by underwriting supervisors, the Chief Credit Officer or the President of NovaStar Mortgage.

   Table I is a presentation of loans as of December 31, 1997 and their credit grades.

Table I
Mortgage Loans by Credit Grade
December 31, 1997 (dollars in thousands)

--------------------------------------------------------------------------------------------------------
                                               Maximum                        Weighted       Weighted
                            Allowed            Loan-to                         Average        Average
Credit Rating           Mortgage Lates          value        Principal         Coupon      Loan-to-value
--------------------------------------------------------------------------------------------------------
AA..................        0 x 30               95%         $ 16,654           9.61%         85%
A...................        1 x 30               90           251,751           9.91          77
A- .................        2 x 30               90           145,314          10.20          78
B...................     3 x 30, 1 x 60          85            99,317          10.50          76
C...................    5 x 30, 2 x 60,
                            1 x 90               80            35,483          11.09          71
D...................    6 x 30, 3 x 60,
                            2 x 90               65            10,917          12.05          63
                                                             --------          -----          --
  Total.............                                         $559,436          10.20%         77%
                                                             ========          =====          ==

   The Company's credit risk is currently concentrated geographically. Initially, a disproportionate number of loans generated by NovaStar Mortgage were originated in California. As the sales force has been established throughout the United States, the geographic credit risk has and will continue to become less concentrated.

   Table II is a summary of loans originated by NovaStar Mortgage (and subsequently acquired by the Company) by state. Table III is a summary of all mortgage loans owned by the Company as of December 31, 1997 by state.


Table II                                                                              Table III
Mortgage Loan Originations by State                                                   Collateral Location
Year Ended December 31, 1997                                                          December 31, 1997
------------------------------------------------------------------------------        ----------------------------------------

                                                Percent of Total                                                    Percent of
                                           Originations during Quarter                                              Portfolio
                                   -------------------------------------------        ----------------------------------------
Collateral Location               First       Second      Third       Fourth        Collateral Location
California..................       40%          26%        24%          19%           California............            27%
Washington..................       15           16         11            8            Washington............             9
Utah........................       13            9          6            6            Florida...............             8
Maryland....................       13            5          6            5            Utah..................             6
Oregon......................        7            9          6            6            Oregon................             6
Oklahoma....................        5            2          1            1            Texas.................             5
Florida.....................        1            8         10            9            All other states......            39
Virginia....................        -            2          6            5
Michigan....................        -            -          3            5
Texas.......................        2            7          4            3
All other states............        4           16         23           33

   All mortgage securities owned by the Company since inception were issued by agencies of the United States Government. Management considers their credit risk to be nominal. The Company's investment policy also allows for the purchase of privately issued mortgage securities. However, the policy provides that Standard & Poor's must rate privately issued mortgage securities.

Prepayment Risk

   The Company acquired substantially all of its mortgage assets at a premium. When mortgage loans are originated, a premium of 1.5 to 3.0 percent is generally paid to the retail brokers. For the most part, mortgage securities acquired by the Company have also been acquired with premiums. Premiums are amortized over the life of the asset as an adjustment of the coupon received. For example, assume a $100,000 loan with a coupon fixed at 10 percent was acquired with a $3,000 premium. The Company would record approximately $10,000 in coupon interest. Based on management's expectations of when the loan will be repaid, the loan is expected to yield 9.25 percent, when considering the effect of premium amortization. Amortization of the premium in the amount of $750 in the year would result in net interest income of $9,250 on this loan -- a 9.25 percent yield. Although this example is simplified to exclude the effect of principal repayment, it demonstrates the effect of amortization on interest income.

   When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which premiums are amortized. The shorter this period the lower the overall yield on the mortgage asset.

   Management attempts to mitigate prepayment risk by acquiring loans that are originated with a penalty if the borrower repays the loan in the early months of the loan's life. Table XIV of Part II, Management, Discussion, and Analysis section of this report is a summary of the loans originated by NovaStar Mortgage (and subsequently acquired by the Company) demonstrating the nature of prepayment penalties. As of December 31, 1997, 68 percent of all loans owned by the Company had a prepayment penalty. The weighted-average years that the prepayment period applies to was 1.6. Management cannot control the prepayment speeds of the mortgage loans securitizing mortgage securities.

   In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their mortgages. This is particularly true for subprime borrowers who are seeking to upgrade their credit rating to obtain a lower interest rate. During 1997, $55,062,000 of the Company's loans fully prepaid. Table IV displays the historical prepayment speeds for mortgage loans collateralizing the Company's CMOs.

Table IV
Prepayment Speed
December 31, 1997

------------------------------------------------------------------------------------------
                                            Constant Prepayment Rate (Annual Percent)
                                       ---------------------------------------------------
                                       One-month     Three-month     Twelve-month     Life
NovaStar Home Equity Series:
 1997-1...........................       18.6           15.7              --          15.7
 1997-2...........................       10.5            --               --          10.5

   Tables V summarizes mortgage assets showing the amount of amortization during 1997 and remaining balances as of December 31, 1997.

Table V
Mortgage Assets Activity
As of and for the Year Ended December 31, 1997

-------------------------------------------------------------------------------------------------------------------------
                                  Mortgage Loans                 Mortgage Securities            Total
                                  -------------------------      -------------------------      -------------------------
                                   Principal        Premium       Principal        Premium       Principal        Premium
Balance, January 1, 1997.......     $     --        $    --        $ 12,821        $   434      $   12,821        $   434
Acquisitions...................      170,120         10,530          16,422            405         186,542         10,935
Principal repayments and
 amortization..................         (338)           (53)           (977)           (28)         (1,315)           (81)
                                    --------        -------        --------        -------      ----------        -------
Balance, March 31, 1997........      169,782         10,477          28,266            811         198,048         11,288
Acquisitions...................      127,500          4,100         349,302          7,624         476,802         11,724
Principal repayments and
 amortization..................       (6,989)          (420)         (2,332)          (133)         (9,321)          (553)
Disposals......................           --             --         (98,267)        (2,309)        (98,267)        (2,309)
                                    --------        -------        --------        -------      ----------        -------
Balance, June 30, 1997.........      290,293         14,157         276,969          5,993         567,233         20,150
Acquisitions...................      136,582          2,449           2,202             87         138,784          2,536
Principal repayments and
 amortization..................      (22,227)          (913)        (19,291)          (383)        (41,151)        (1,296)
                                    --------        -------        --------        -------      ----------        -------
Balance, September 30, 1997....      404,648         15,693         259,880          5,697         664,528         21,390
Acquisitions...................      183,012          3,314         280,325          3,048         463,337          6,362
Principal repayments and
 amortization..................      (28,224)        (1,146)        (26,095)          (363)        (54,319)        (1,509)
Disposals......................           --             --          (9,263)          (177)         (9,263)          (177)
                                    --------        -------        --------        -------      ----------        -------
Balance, December 31, 1997.....     $559,436        $17,861        $504,847        $ 8,205      $1,064,283        $26,066
                                    ========        =======        ========        =======      ==========        =======

Market Risk

   The primary component of market risk for the Company is interest rate risk -- the risk that the market value of the Company's assets will increase or decrease at different rates than that of the Company's liabilities.

Expressed another way, this is the risk that NovaStar's net asset value will experience an adverse change when interest rates change. When interest rates on the Company's assets do not adjust at the same rates as liabilities or when the Company's assets have fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the price (interest rate) resets frequently. As of December 31, 1997, borrowings under all of the Company's financing arrangements adjust monthly or daily. On the other hand, very few of the Company's mortgage assets, as of December 31, 1997, adjust on a monthly basis and none adjust daily. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, the most popular loan product during 1997 was the "2/28" loan. This loan is fixed for its first two years and then adjusts every six months thereafter. Many of the mortgage securities owned by the Company are fixed for at least a year, and then adjust annually thereafter.

   While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, the Company's earning potential could be significantly effected as the asset rate resets would "lag" borrowing rate resets.

   In its assessment of the interest sensitivity and as an indication of the Company's exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument (or groups of similar instruments) is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. These amounts contain estimates and assumptions regarding prepayments and future interest rates. Actual economic conditions may produce results significantly different from the results depicted below. However, management believes the interest sensitivity model used is a valuable tool to manage the Company's exposure to interest rate risk.

   Table VI is a summary of the analysis as of December 31, 1997.


Table VI
Interest Rate Sensitivity (A)
December 31, 1997 (dollars in thousands)
-----------------------------------------------------------------------------------------------------------

                                       Basis Point Increase (Decrease) in Interest Rates(B)
                                       ----------------------------------------------------
                                              (100)         Base(C)               100         Elasticity(F)
Market value of:
 Assets  ............................      $1,222,869      $1,211,591          $1,194,896          1.15%
 Liabilities  .......................       1,066,611       1,064,944           1,063,290          0.68
 Interest rate agreements  ..........          (6,517)           (178)              8,268          1.35
                                           ----------      ----------          ----------

Net market value  ...................      $  151,406      $  148,134          $  141,539
                                           ==========      ==========          ==========

Cumulative change in value (C)  .....      $    3,272      $       --          $   (6,595)
                                           ==========      ==========          ==========
Percent change from base assets(D)...            0.27%             --%             (0.54)%         0.42%
                                           ==========      ==========          ==========          ====
Percent change of capital (E)  ......            2.81%             --%             (5.66)%         4.23%
                                           ==========      ==========          ==========          ====

-------------------
(A) Management analyzes the interest sensitivity of the Company and NovaStar Mortgage on a combined basis. The assets and liabilities of NovaStar Mortgage consist primarily of mortgage securities with a current face of $54.2 million and their related repurchase agreement financing.
(B) Value of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down one percent.
(C) Total change in estimated market value, in dollars, from "base." "Base" is the estimated market value at December 31, 1997.
(D)   Total change in estimated market value, as a percent, from base.
(E) Total change in estimated market value as a percent of total stockholders' equity at December 31, 1997.
(F) Elasticity is the average percentage change in estimated market value from base over a range of up and down interest rate scenarios.

   Interest Rate Sensitivity Analysis. The values under the heading "Base" are management's estimates of market values of the Company's assets, liabilities and interest rate agreements on December 31, 1997. The values under the headings "100" and "(100)" are management's estimates of the market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points (1 percent) higher and lower. The cumulative change in value represents the change in value of assets from base, net of the change in value of liabilities and interest rate agreements from base.

   The interest sensitivity analysis is prepared regularly. If the analysis demonstrates that a 100 basis point shift (up or down) in interest rates would result in 10 percent or more cumulative change in value from base, management will modify the Company's portfolio by adding or removing interest rate cap or swap agreements.

   Assumption Used in Interest Rate Sensitivity Analysis. Management uses estimates in determining the market (or fair) value of assets, liabilities and interest rate agreements. The estimation process is dependent upon a variety of assumptions, especially in determining the fair value of its subprime mortgage loan holdings. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of December 31, 1997.

   The Company's analysis for assessing interest rate sensitivity on its subprime mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

 . Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)
 . Borrower credit grades
 . Loan-to-value ratios
 . Prepayment penalties, if any

   Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage, the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher a credit grades, the more incentive there is to refinance when credit ratings improve. When a borrower has a low loan-to-value ratio, he or she is more likely to make a "cash-out" refinance. Each of these factors presumably increases the chance for higher prepayment speeds during the term of the loan. On the other hand, prepayment penalties serve to mitigate the risk that loans will prepay, under the assumption that the penalty is a deterrent to refinancing.

   These factors are weighted based on management's experience and an evaluation of the important trends observed in the subprime mortgage origination industry. Actual results may differ from the estimates and assumptions used in the Company's model and the projected results as shown in the above table.

   The Company's investment policy sets the following general goals:

   (1)  Maintain the net interest margin between assets and liabilities, and
   (2) Diminish the effect of changes in interest rate levels on the market value of the Company's assets.

   Although management evaluates the portfolio using interest rate increases and decreases greater than one percent, management focuses on the one percent increase as any further increase in interest rates would require action to adjust the portfolio to adapt to changing rates. The Company's investment policy allows for no more than a ten-percent change in the net fair value of assets when interest rates rise or fall by one percent.

   Sensitivity as of December 31, 1997. As shown in Table VI, if interest rates were to decrease one percent (-100 basis points), the value of the Company's capital would increase by an estimated 2.81 percent. If interest rates rise by one percent (+100 basis points), the value of the Company's capital would decrease by an estimated 5.66 percent.

   Elasticity. Another measure of interest risk is elasticity, a refinement of duration. Duration is the price-weighted average term to maturity of financial instruments' cash flows. Elasticity is the change, expressed as a percent, in market value of a financial instrument, given a 100 basis point change in interest rates. Financial companies with relatively long duration assets financed by shorter duration liabilities generally experience market value losses when rates increase and market value gains when rates decrease. This pattern is complicated because many mortgages have prepayment options, which result in shorter mortgage durations, as these prepayment options are exercised in a falling rate environment. Management's dynamic hedging strategies allow the Company to match the elasticity of its assets with the elasticity of its liabilities.

   Hedging with Off-balance-sheet Financial Instruments In order to address a mismatch of assets and liabilities, the Company follows the hedging section of its investment policy, as approved by the Board. Specifically, the Company's interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on its mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate mortgage loans and related borrowings.

   The Company uses interest rate cap and swap agreements and financial futures contracts to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, the Company intends generally to "hedge" as much of the interest rate risk as management determines is in the best interest of the Company, given the cost of hedging transactions and the need to maintain the Company's status as a REIT.

   The Company seeks to build a balance sheet and undertake an interest rate risk management program that is likely, in management's view, to enable the Company to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

   Interest rate cap agreements are legal contracts between the Company and a third party firms (the "counter-party"). The counter-party agrees to make payments to the Company in the future should the one- or three-month LIBOR interest rate rise above the "strike" rate specified in the contract. The Company makes monthly premium payments to the counterparty under the contract. Each contract has a fixed "notional face" amount, on which the interest is computed, and a set term to maturity. Should the reference LIBOR interest rate rise above the contractual strike rate, the Company will earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

   Interest rate swap agreements entered into by the Company through December 31, 1997 stipulate that the Company will pay a fixed rate of interest to the counterparty. In return, the counterparty pays the Company a variable rate of interest based on the notional amount. The agreements have fixed notional amounts, on which the interest is computed, and set terms to maturity.

   In all of its interest rate risk management transactions, the Company follows certain procedures designed to limit credit exposure to counterparties, including dealing only with counterparties whose financial strength meets the Company's requirements.

   Note 5 to the Company's consolidated financial statements provides additional information regarding the Company's hedging instruments.


Liquidity Risk

   See Management's Discussion and Analysis of Financial Condition--Liquidity and Capital resources for a discussion of liquidity resources available to the Company as of December 31, 1997.

   Capital Allocation Guidelines (CAG). The Company's goal is to strike a balance between the under-utilization of leverage, which reduces returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. The Company's CAG have been approved by the Board of Directors. The CAG are intended to keep the Company properly leveraged by (i) matching the amount of leverage allowed to the riskiness (return and liquidity) of an asset and (ii) monitoring the credit and prepayment performance of each investment to adjust the required capital. This analysis takes into account the Company's various hedges and other risk programs discussed below. In this way, the use of balance sheet leverage will be controlled. Following presents a summary of the Company's CAG for the following levels of capital for the types of assets it owns.


Table VII
Capital Allocation Guidelines
December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                               (A)          (B)          (C)        (D)           (E)            (F)             (F)
                             Minimum     Estimated    Duration   Liquidity      (c + d)        (b x e)         (a + f)
                             Lender        Price       Spread     Spread     Total Spread   Equity Cushion    CAG Equity
   Asset Category            Haircut      Duration     Cushion    Cushion       Cushion        (% of MV)       Required
   --------------
Agency-issued:

 Conventional ARMs.......      3.00%        3.50%         50        --             50            1.75%           4.75%

 GNMA ARMs...............      3.00         4.50          50        --             50            2.25            5.25

Mortgage loans...........      3.00         3.00         100        50            150            4.50            7.50
--------------------------------

(A) Indicates the minimum amount of equity a typical lender would require with an asset from the applicable asset category. There is some variation in haircut levels among lenders. From the lender perspective, this is a "cushion" to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of the asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut. On the other extreme, "B" rated securities and securities not registered with the Securities and Exchange Commission (the "Commission") are substantially less liquid, and have more price volatility than Agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut.
(B) Duration is the price-weighted average term to maturity of financial instruments' cash flows.
(C) Estimated cushion need to protect against investors requiring a higher return compared to Treasury securities, assuming constant interest rates.
(D) Estimated cushion required due to a potential imbalance of supply and demand resulting in a wider bid/ask spread.
(E)  Sum of duration (C) and liquidity (D) spread cushions.
(F) Product of estimated price duration (B) and total spread cushion. The additional equity, as determined by management, to reasonably protect the Company from lender margin calls. The size of each cushion is based on management's experience with the price volatility and liquidity in the various asset categories. Individual assets that have exposure to substantial credit risk will be measured individually and the leverage adjusted as actual delinquencies, defaults and losses differ with management's expectations.
(G)  The sum of the minimum lender haircut (A) and the Company's equity cushion
     (F).


   Implementation of the CAG--Mark to Market. Each month, the Company marks its assets to market. This process consists of two steps: (i) valuing the Company's mortgage securities and (ii) valuing the Company's mortgage loans. For the portfolio, the Company obtains market quotes from traders that make markets in securities similar to those in the Company's portfolio. Market values for the Company's mortgage loan portfolio are calculated internally using assumptions for losses, prepayments and discount rates.

   The face amount of all financing used for securities and mortgage loans is subtracted from the current market value of the Company's assets (and hedges). This is the current market value of the Company's equity. This number is compared to the required capital as determined by the CAG. If the actual equity of the Company falls below the capital required by the CAG, the Company must prepare a plan to bring the actual capital above the level required by the CAG.

   Each quarter, management presents to the Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the Company to predict or hedge the risk of the asset.

   Table VIII is a summary of the capital allocation for NovaStar as they apply to the Company's mortgage assets and hedging instruments during December 31, 1997.


Table VIII
Required Equity
As of and For the Year Ended December 31, 1997
----------------------------------------------------------------------------------------
Category                      December 31     September 30         June 30      March 31
Mortgage loans:
 Current..................       $  6,675        $  33,832         $22,780       $15,958
 Delinquent...............          1,600            2,376
Mortgage securities.......         36,170           12,763          13,549         1,646
Excess cash flows.........         22,500
Hedging instruments.......          5,500              427           1,787         2,804
                                 --------        ---------         -------       -------

Required equity...........         72,445           49,398          38,116        20,408
Stockholders' equity......        116,489           47,036          46,337        46,202
                                 --------        ---------         -------       -------

Excess equity.............       $ 44,044        ($  2,362)        $ 8,221       $25,794
                                 ========        =========         =======       =======

   During November 1997, the Company received net proceeds of $67 million from its initial public offering of common stock. This capital was not fully employed as of December 31, 1997, as demonstrated by the excess equity on that date. During 1998, the Company intents to employ the capital within it's CAG.


Other Risk Factors

   Although the Company's management considers the above risk components to be its primary business risks, the following are other risks that should be considered by the Company's investors. Further information regarding these risks is included in the Company's registration statements filed with the Commission on Form S-11.

   Limited Operating History of the Company and Net Losses Incurred. The Company has not yet developed an extensive earnings history or experienced a wide variety of interest rate or market conditions. Historical operating performance may be of limited relevance in predicting future performance. For the period since inception to December 31, 1996 and for the year ended December 31, 1997, the Company has incurred net losses.

   Forgivable Notes May Adversely Affect Results of Operations. In the Company's Private Placement, the Company's founders - Scott Hartman and Lance Anderson - each acquired Units paid for by delivering to the Company promissory notes. The Company will forgive principal due on the notes if the return to Private Placement investors meets certain benchmarks. For the period from the closing of the private placement through December 31, 1997, the Company exceeded the benchmark return to Private Placement investors, therefore, the first tranche of the founders' notes was forgiven resulting in a non-cash charge of $1,083,000. The non-cash charge against earnings resulting from forgiveness of the notes had a material adverse effect on the Company's results of operations during 1997 and could have a material impact on future periods when the notes are forgiven. See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operation.

   Dependence on Key Personnel for Successful Operations. Operations of the Company and NovaStar Mortgage depend heavily upon the contributions of Scott Hartman and Lance Anderson, both of whom would be difficult to replace. The loss of either of these individuals could have a material adverse effect upon those Companies' businesses and results of operations. The Company has entered into employment agreements with these individuals which provide for initial terms through December 31, 2001. The employment agreements contain compensation arrangements including base salaries, incentive bonuses and severance arrangements. Each employment agreement also provides that if the employee terminates his employment without "good reason" prior to expiration of the term of the agreement, certain incentive and severance benefits will be forfeited and a restriction against competing with the Company will become effective. Although the Company believes these forfeiture and non-compete provisions would generally be enforceable, there can be no assurance that the employee will not elect to terminate the agreement early despite these provisions and no longer remain in the Company's employ. See "Management--Executive Compensation."

   Consequence of Failure to Retain REIT Status: Company Subject to Tax as a Regular Corporation. If the Company fails to maintain its qualification as a REIT, the Company will be subject to federal income tax as a regular corporation. The Company intends to conduct its business at all times in a manner consistent with the REIT provisions of the Code.

   The President's tax proposal contained in the 1999 Budget Plan released by the Treasury Department on February 2, 1998 includes a provision that could adversely affect REITs in general and the Company's actual and proposed operations in particular. That provision would prohibit a REIT from owning, by vote or value, more than 10% of the capital stock of any corporation. (The current 10% asset test relates only to voting stock.) That proposal is intended to prevent REITs from conducting through a taxable subsidiary any business that would be prohibited to the REIT itself. The Company currently conducts its mortgage loan origination and servicing business through a taxable subsidiary. While implementation of this tax proposal or any other proposal with similar effect is uncertain, its enactment could adversely affect the Company's ability to establish and maintain the kind of taxable subsidiaries currently being used in the Company's operations. Further, the Company may be unable to continue certain activities presently being conducted through such subsidiaries. See "Federal Income Tax Considerations--Proposed Tax Legislation."

   Changes in Interest Rates May Adversely Affect Results of Operation. The Company's results of operations are likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to acquire mortgage loans in expected volumes necessary to support fixed overhead expense levels.

   Intense Competition in the Subprime Mortgage Industry. The Company and NovaStar Mortgage will face intense competition, primarily from commercial banks, savings and loans, other independent mortgage lenders, and certain other mortgage REITs. The increasing level of capital resources being devoted to subprime mortgage lending may increase the competition among lenders to originate or purchase subprime mortgage loans and result in either reduced interest income on such mortgage loans compared to present levels or revised underwriting standards permitting higher loan-to-value ratios on properties securing subprime mortgage loans.

   Higher Delinquency and Loss Rates with Subprime Mortgage Borrowers. Lenders in the subprime mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Loans made to subprime mortgage borrowers generally entail a higher risk of delinquency and foreclosure than loans made to borrowers with better credit and may result in higher levels of realized losses. The failure of the Company to adequately address the risks of subprime lending would have a material adverse impact on the Company's results of operations, financial condition and business prospects.

   Lack of Loan Performance Data. The mortgage loans purchased by the Company have been outstanding for a relatively short period of time. Consequently, the delinquency, foreclosure and loss experience of these loans to date may not be indicative of future results. It is unlikely that the Company will be able to sustain delinquency, foreclosure and loan loss rates at their present levels as the portfolio becomes more seasoned.

   Availability of Funding Sources. The Company and NovaStar Mortgage are currently dependent upon a few lenders to provide the primary credit facilities for its funding of mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements could have a material adverse effect on the Company's lending operations.

   Decrease in Net Interest Income Due to Interest Rate Fluctuations. Interest rate fluctuations may affect the Company's earnings as a result of potential changes in the spread between the interest rates on its borrowings and the interest rates on its Mortgage Assets. In addition, mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions. Changes in anticipated prepayment rates may adversely affect the Company's earnings.

   Failure to Effectively Hedge Against Interest Rate Changes May Adversely Affect Results of Operations. Asset/liability management hedging strategies involve risk and may not be effective in reducing the Company's exposure to interest rate changes. Moreover, compliance with the REIT provisions of the Code may prevent the Company from effectively implementing the strategies that the Company determines, absent such compliance, would best insulate the Company from the risks associated with changing interest rates.

   Loss Exposure on Single Family Mortgage Assets. A substantial portion of the Mortgage Assets of the Company consists of (i) single family mortgage loans or
(ii) pass-through certificates and CMOs ("Mortgage Securities") evidencing interests in single family mortgage loans. The Company will be subject to the risk of loss on such Mortgage Assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

   Market Factors May Limit the Company's Ability to Acquire Mortgage Assets at Yields Which are Favorable Relative to Borrowing Costs. Despite management's experience in the acquisition of Mortgage Assets and its relationships with various mortgage suppliers, there can be no assurance that the Company will be able to acquire sufficient Mortgage Assets from mortgage suppliers at spreads above the Company's cost of funds.


Federal Income Tax Considerations

General

   The Company believes it has complied and, intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code ("the Code"). To the extent that the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, NMI conducts the production operations and is not a qualified REIT subsidiary. Consequently, all of the taxable income of NMI is subject to federal and state income taxes.

   The REIT rules generally require that a REIT invest primarily in real estate-related assets, its activities be passive rather than active and it distribute annually to its shareholders substantially all of its taxable income. The Company could be subject to a number of taxes if it failed to satisfy those rules or if it acquired certain types of income-producing real property through foreclosure. Although no complete assurance can be given, the Company does not expect that it will be subject to material amounts of such taxes.

   The Company's failure to satisfy certain Code requirements could cause the Company to lose its status as a REIT. If the Company failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While the Company intends to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized.

Qualification of the Company as a REIT

   Qualification as a REIT requires that the Company satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below.

Sources of Income

   To qualify as a REIT in 1998 and thereafter, the Company must satisfy two tests with respect to the sources of its income: the "75 percent income test," and the "95 percent income test". The 75 percent income test requires that the Company derive at least 75 percent of its gross income (excluding gross income from prohibited transactions) from certain real estate-related sources.

   In order to satisfy the 95 percent income test, at least an additional 20 percent of the Company gross income for the taxable year must consist either of income that qualifies under the 75 percent income test or certain other types of passive income.

   For 1996 and 1997, the Company was also required to satisfy the 30 percent income test, which unlike the other income tests, prescribed a ceiling for certain types of income. Under the test a REIT could not derive more than 30 percent of its gross income from the sale or other disposition of (i) stock or securities held for less than one year, (ii) dealer property that is not foreclosure property or (iii) certain real estate property held for less than four years.

   If the Company fails to meet either the 75 percent income test or the 95 percent income test, or both, in a taxable year, it might nonetheless continue to qualify as a REIT, if its failure was due to reasonable cause and not willful neglect and the nature and amounts of its items of gross income were properly disclosed to the Internal Revenue Service. However, in such a case the Company would be required to pay a tax equal to 100 percent of any excess non-qualifying income. No analogous relief was available to REITs that failed to satisfy the 30 percent income test.

Nature and Diversification of Assets

   As of the last day of each calendar quarter, three asset tests must be met by the Company. Under the "75 percent asset test," at least 75 percent of the value of the Company's total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the "10 percent asset test", the Company may not own more than 10 percent of the outstanding voting securities of any single non-governmental issuer, if such securities do not qualify under the 75 percent asset test. Under the "5 percent asset test," ownership of any stocks or securities that do not qualify under the 75 percent asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5 percent of the value of the total assets of the Company. The definition of security for this purpose includes financial contracts and instruments that the Company acquires in the normal course of business.

   If the Company inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose.

Ownership of Common Stock

   For all taxable years after the first taxable year for which a REIT election is made, the Company's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50 percent in value of the capital stock of the Company may be owned directly or indirectly by five or fewer individuals. The Company is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of REIT's shares (as long as the Company has over 200 or more shareholders, only persons holding 1 percent or more of the Company's outstanding shares of common stock) regarding their ownership of shares. The Company must keep a list of those shareholders that fail to reply to such a demand. The Company uses the calendar year as its taxable year for income tax purposes.

Distributions

   The Company generally must distribute to its shareholders an amount equal to at least 95 percent of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess non-cash income." The Code provides that distributions relating to a particular year may be made early in the following year, under certain circumstances.

   The Service has ruled that if a REIT's dividend reinvestment plan ("DRP") allows shareholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95 percent of fair market value on the distribution date, then such cash distributions qualify under the 95 percent distribution test. The Company is developing a DRP and believes it will comply with this ruling.

Taxation of Distributions by the Company

   Assuming that the Company maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any loss on the sale or exchange of shares of the common stock of the Company held by a shareholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the common stock held by such shareholders. Any other distributions out of the Company's current or accumulated earnings and profits will be dividends taxable as ordinary income. Corporate shareholders will not be entitled to dividends-received deductions with respect to any dividends paid by the Company. Distributions in excess of the Company's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of the Company's ordinary or capital losses.

   Dividends paid by the Company to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that purchase of shares of the Company was financed by "acquisition indebtedness."

Taxable Income

   The Company uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with generally accepted accounting principles (GAAP). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Additionally, the Company's taxable income does not include the taxable income of its taxable affiliate, although the affiliate is included in the Company's GAAP consolidated financial statements.

Proposed Tax Legislation

   The President's tax proposals contained in the 1999 Budget Plan released by the Treasury Department on February 2, 1998 (the "1999 Budget Plan") include a provision that could adversely affect REITs in general and the Company's actual and proposed operations in particular. The 1999 Budget Plan has been submitted to the Ways and Means Committee of the U.S. House of Representatives (the "Ways and Means Committee") for review, which held its first hearing on February 25, 1998, but has not taken any action to date.

   That provision would prohibit a REIT from owning, by vote or value, more than 10 percent of the capital stock of any corporation. (The current 10 percent asset test relates only to voting stock.) That proposal is intended to prevent REITs from conducting through a taxable subsidiary any business that would be prohibited to the REIT itself. If adopted, this proposal would require the Company to change the nature of its ownership in its taxable subsidiaries.

   The Company conducts its active mortgage origination business through taxable subsidiaries. The Company owns all of the preferred stock of the taxable subsidiary, which stock entitles the Company to 95 percent of the economic value of the taxable subsidiary. The Service has previously issued private letter rulings (which do not constitute binding precedent) approving of arrangements whereby REITs benefit by receiving dividends from affiliated taxable corporations. Although the Company has not requested a private letter ruling from the Service, the Company has relied on the reasoning of those letter rulings in structuring the proposed arrangements between itself and its taxable subsidiaries.

   While the active origination of Mortgage Loans in itself does not violate any of the income or asset tests for maintaining REIT status, the Service could attempt to treat the income from frequent sales of Mortgage Loans as subject to the 100 percent tax on income from prohibited transactions. "Prohibited transactions" are defined as sales of property held by the REIT primarily for sale to customers in the ordinary course of the REIT's business (other than income from sales of foreclosure property). The regular sale of Mortgage Loans by the Company or its subsidiaries may be treated as prohibited transactions, subjecting the Company to the 100 percent tax.

   The Treasury Department has proposed that this new stock ownership limitation for REITs would first be effective with respect "to stock acquired on or after the date of first committee action." The 1999 Budget Plan limits the effective date provision as follows: "To the extent that a REIT's stock ownership is grandfathered by virtue of this effective date, that grandfathered status will terminate if the subsidiary corporation engages in a trade or business that it is not engaged in on the date of first committee action or acquires substantial new assets on or after that date." If the purchase and sale of Mortgage Loans by the taxable subsidiary were deemed to be engaging in a new trade or business or the acquisition of new assets, then the activities of the taxable subsidiary would not be "grandfathered."

   The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. The Company has not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to its organization or operation, or to an acquisition of its common stock. This summary is not intended to be a substitute for prudent tax planning, and each shareholder of the Company is urged to consult its own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of the common stock of the Company and any potential changes in applicable law.

Personnel

   As of December 31, 1997, the Company employed 15 people. NovaStar Mortgage employed 160 people on December 31, 1997.

Item 2.  Properties

   The Company's executive and administrative offices are located in Westwood, Kansas, and consist of approximately 6,000 square feet. The lease on the premises expires February 2000. The current annual rent for these offices is approximately $116,000.

   NovaStar Mortgage leases space for its mortgage lending operations in Irvine, California. These offices consist of approximately 24,000 square feet. The lease on the premises expires November 2001, and the current annual rent is approximately $480,000.

Item 3.  Legal Proceedings

   The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

   None

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters


   The Common Stock of the Company is traded on the NYSE under the symbol "NFI". The Company has applied to list the Warrants on the Nasdaq small cap market.
The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock on the NYSE and the cash dividends paid or payable per share of Capital Stock.




           Common Stock Prices                                Cash Dividends
-----------------------------------------     --------------------------------------------------
                                                                 Date      Date Paid     Amount
                           High      Low          Class        Declared   or Payable   Per Share
10/31/97 to 12/31/97(A)   18 13/16  14 1/2     Preferred Stock 3/13/97     4/30/97       $0.05
                                                               6/18/97     7/30/97        0.05
                                                               9/18/97    10/20/97        0.08
                                               Common Stock   12/19/97     1/27/98        0.10

-----------
(A) The Company's Common Stock began trading on October 31, 1997. There has not yet been a full quarter of trading information that may be reported.

   As of March 16, 1998, approximately 2,900 stockholders held the Company's 7,828,665 shares of Common Stock.

   The Company intends to pay quarterly dividends. The Company intends to make distributions to its stockholders of all or substantially all of its taxable income in each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

Recent Sales of Securities

   On December 1, 1997, the Company completed the sale of its $0.01 par, common stock in an initial public offering of 4,059,500 shares at an aggregate offering price of $73,071,000. Underwriting fees associated with this offering aggregated $5,114,970. The principal underwriters associated with this offering were Stifel, Nicolaus & Company and NationsBanc Montgomery Securities, Inc. Under the provisions of the Company's Private Placement agreements, the preferred stock automatically converted to common stock at the closing of the initial public offering. As a result, 3,549,999 additional shares of preferred stock converted into common stock on November 4, 1997.

   The Company expects to use approximately 90 percent of the net proceeds from the initial public offering to fund the acquisition of the wholesale loan production of NovaStar Mortgage and the acquisition of mortgage securities, in accordance with its business strategies. The remaining 10 percent of the net proceeds will be used for working capital and general corporate purposes, which includes the pay down of various short-term borrowings.

Item 6.  Selected Consolidated Financial Data

   The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company for the periods presented and should be read in conjunction with the more detailed information therein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. Operating results for the twelve months ended December 31, 1997 are not necessarily indicative of future results. Dollars are presented in thousands.

                                                                       For the Year Ended     For the Period Ended
                                                                        December 31, 1997       December 31, 1996
Consolidated Statement of Operations Data
   Interest income..............................................           $   36,961                $   155
   Interest expense.............................................               28,185                      -
   Net interest income..........................................                8,776                    155
   Provision for credit losses..................................                2,453                      -
   Net interest income after provision for credit losses........                6,323                    155
   Other income.................................................                  755                      -
   Equity in net income of NFI Holding Corporation..............                   28                      -
   General and administrative expenses..........................                7,158                    457
   Forgiveness of notes receivable from founders................                1,083                      -
   Net loss.....................................................               (1,135)                  (302)
   Basic and diluted loss per share (A).........................                (0.26)                 (0.08)

                                                                              As of                   As of
                                                                        December 31, 1997       December 31, 1996
Consolidated Balance Sheet Data
 Mortgage Assets:
   Mortgage loans...............................................           $  574,984                $     -
   Mortgage securities..........................................              517,246                 13,239
 Total assets...................................................            1,126,252                 59,811
 Borrowings.....................................................            1,005,560                      -
 Stockholders' equity...........................................              116,489                 46,380

                                                                       As of or for the         As of or for the
                                                                           Year Ended             Period Ended
                                                                        December 31, 1997       December 31, 1996
Other Data:
Acquisition of wholesale loan production of NovaStar Mortgage:
 Principal at purchase..........................................           $  409,974                $     -
 Average principal balance per loan.............................                  128                      -
 Weighted average interest rate:
   Adjustable rate mortgage loans...............................                 10.1%                     -
   Fixed rate mortgage loans....................................                 10.5%                     -
 Loans with prepayment penalties................................                   73%                     -
 Weighted average prepayment period (in years)..................                  2.4                      -
Loans purchased in bulk:
 Principal at purchase..........................................           $  207,240                      -
 Average principal balance per loan.............................                  102                      -
 Weighted average interest rate:
   Adjustable rate mortgage loans...............................                 10.4%                     -
   Fixed rate mortgage loans....................................                 10.5%                     -
 Loans with prepayment penalties................................                   57%                     -
 Weighted average prepayment period (in years)..................                  2.1                      -
Delinquent loans (60 days or greater), as percent of total):
 Loans as collateral for NovaStar Home Equity Series:
    1997-1......................................................                 3.91%                     -
    1997-2......................................................                 1.03%                     -
  All loans.....................................................                 2.62%                     -
Net interest rate spread........................................                 1.30%                     -
Net yield.......................................................                 1.84%                     -
Annualized return on assets.....................................                (0.10)%                (1.69)%
Annualized return on equity.....................................                (0.97)%                (2.18)%
Taxable income (loss)...........................................           $    1,434                $  (173)
Taxable income (loss) per share.................................           $     0.18                $ (0.05)
Dividends declared per share....................................           $     0.28                      -
Dividends declared..............................................           $    1,423                      -
Number of account executives....................................                   36                      -

----------------------------------------------------------------
(A)  Prior periods restated to reflect adoption of SFAS No. 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the preceding Selected Consolidated Financial and Other Data and the Consolidated Financial Statements of the Company and the Notes thereto, included elsewhere in this Report.

Safe Harbor Statement

   "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (the Company) and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. For a discussion of these risks and uncertainties, refer to the "Risk Factors" section of this Report.

Information

   NovaStar's management intends to provide extensive information about the Company's financial position and results of operations in a format that is clear and easy to understand. This report and other published documents are designed to provide a framework for understanding the Company's business and the associated risks. The manner in which management conducts business and assesses risks will determine the Company's future performance. By providing detailed information to this extent, investors will be able to evaluate NovaStar as an investment option and to compare it with its competition.

Basis of Presentation

   The Company owns 100 percent of the common stock of NovaStar Assets Corporation and NovaStar Certificates Financing Corporation. These entities were established as special purpose entities used in the Company's issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the financial condition and results of operations of these two entities.

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

Financial Condition and Results of Operations as of and for the Period Ended December 31, 1996

   The Company was incorporated on September 13, 1996 and commenced operations in December 1996 after raising $47 million through a private placement offering. During the period from inception to December 31, 1996, investments earned $155,000, while general and administrative costs were $457,000, resulting in a net loss of $302,000. Those operating results are not meaningful to the on-going operations of the Company.

Forgivable Notes Receivable from Founders

   The Company's founders received 216,666 units upon closing of the 1996 private placement. A unit consisted of one share of convertible preferred stock and one common stock warrant. The founders delivering forgivable promissory notes made payment for these units. Principal on these notes will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement. Return includes the appreciation in the Company's stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal period that the Company generates a return of 15 percent to investors in the private placement. All three tranches will be forgiven if the Company generates a 100 percent return. For the period from the closing of the private placement through December 31, 1997, the Company generated a return exceeding 15 percent and the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000.

Financial Condition as of December 31, 1997

   NovaStar Mortgage began originating loans in February 1997. From February 1, 1997 through December 31, 1997, NovaStar Mortgage originated 3,154 wholesale loans with an aggregate principal amount of $410 million. The Company purchased all loans originated by NovaStar Mortgage during 1997. During the first five months of 1997, the Company also acquired several bulk pools of subprime mortgage loans. Table IX is a summary of wholesale loan originations and bulk acquisitions. Table X is a detailed analysis of wholesale loan originations.

Table IX
Wholesale Loan Originations (A) and Bulk Acquisitions
Year Ended December 31, 1997 (dollars in thousands)

--------------------------------------------------------------------------------------------------------
                      Wholesale Originatons(A)        Bulk Acquisitions                  Total
                      ----------------------------------------------------------------------------------
                        Number       Principal       Number       Principal       Number       Principal
                       of Loans       Amount        of Loans       Amount        of Loans       Amount
Quarter:
  First..........          68        $ 12,688        1,422        $157,432        1,490        $170,120
  Second.........         509          77,692          530          49,808        1,039         127,500
  Third..........       1,025         136,582            -               -        1,025         136,582
  Fourth.........       1,552         183,012            -               -        1,552         183,012
                        -----        --------        -----        --------        -----        --------
  Total..........       3,154        $409,974        1,952        $207,240        5,106        $617,214
                        =====        ========        =====        ========        =====        ========

----------
(A)  Loans originated by NovaStar Mortgage and purchased by the Company.

Table X
Wholesale Loan Originations (A)
Year Ended December 31, 1997 (dollars in thousands)

------------------------------------------------------------------------------------------------------------------
                                                                     Weighted Average
                                                                     -----------------
                                             Average                                                  Percent with
                 Number                       Loan      Price Paid   Loan-to    Credit                 Prepayment
                of Loans      Principal      Balance    to Broker     value     Rating       Coupon     Penalty
Quarter:
  First.......      68        $ 12,688        $187        102.3        75%       4.22         9.64%       78%
  Second......     509          77,692         153        102.1        77        4.23        10.17        84
  Third.......   1,025         136,582         133        101.6        79        4.21        10.12        66
  Fourth......   1,552         183,012         118        101.6        81        4.32        10.09        71
                 -----        --------        ----
Total.......     3,154        $409,974        $130        101.7        79        4.26        10.10        73
                 =====        ========        ====

--------------
(A) Loans originated by NovaStar Mortgage and purchased by the Company.

   Further details regarding mortgage loans outstanding as of December 31, 1997 are given in various sections of "Business-Risk Management" of this report.

   The Company has been an active investor in mortgage securities issued by Government-sponsored entities. During 1997, the Company acquired mortgage securities with an aggregate cost of $659.4 million and sold securities generating proceeds of $110.1 million. As of December 31, 1997, the carrying value of mortgage securities totaled $517.2 million. Tables XI and XII are summaries of the securities acquired during 1997 by quarter and the portfolio as of December 31, 1997.

Table XI
Mortgage Security Acquisitions
Year Ended December 31, 1997 (dollars in thousands)
-------------------------------------------------------------------------------

                                                                                           Net       Weighted
                                                                                         Price to     Average
                                                  Principal    Premium     Discount        Par        Coupon
First quarter:
   Federal National Mortgage Association.......    $  7,491      $  231        --         103.1        7.57%
   Government National Mortgage Association....       8,931         174        --         101.9        7.13
Second quarter:
   Federal National Mortgage Association.......     247,219       5,174        --         102.1        7.48
   Federal Home Loan Mortgage Corporation......     102,083       2,450        --         102.4        6.90
Third quarter:
   Federal Home Loan Mortgage Corporation......       2,202          87        --         104.0        7.40
Fourth quarter:
   Federal National Mortgage Association.......      46,779       1,856        --         104.0        8.00
   Government National Mortgage Association....    $233,546      $2,649     $(1,457)      100.5        5.74

Table XII
Mortgage Security Portfolio
Year Ended December 31, 1997 (in thousands)
-------------------------------------------------------------------------------

                                                                         Gross              Gross
                                                                      Unamoritized        Unaccreted    Amortized
                                                    Principal            Premium           Discount        Cost
Federal National Mortgage Association..........      $266,083             $6,690            $  --        $272,773
Government National Mortgage Association.......       233,407              2,640             1,302        234,745
Federal Home Loan Mortgage Corporation.........         5,357                177               --           5,534
                                                     --------             ------            ------       --------
                                                     $504,847             $9,507            $1,302       $513,052
                                                     ========             ======            ======       ========

   Loans originated through the lending operations of NovaStar Mortgage have typically been funded through a $50 million warehouse line with First Union National Bank under which the Company and NovaStar Mortgage are co-borrowers. The Company also has a $300 million master repurchase line with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation to finance mortgage loans prior to securitization. The Company is negotiating mortgage loan repurchase agreements with other national mortgage and investment dealers. During 1997, funds borrowed under this agreement were used to acquire some of the largest pools of mortgage loans acquired by the Company. Funds borrowed against the master repurchase agreement are also used to buy loans from NovaStar Mortgage, which in turn pays down advances under its warehouse line of credit to free its use for further wholesale production. Management expects to continue using this method for the short-term financing of its mortgage lending operation.

   On a long-term basis, the Company finances its mortgage loans using collateralized mortgage obligations (CMOs). Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. CMOs are outstanding as long as the mortgage loans are outstanding. However, under the CMOs issued by NovaStar, the Company has the right to reacquire the mortgage loans collateralizing the CMO when certain events occur. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently.

   Using individual assets as collateral for repurchase agreements, the Company has financed acquisitions of agency-issued mortgage securities. These agreements have been executed with a number of reputable securities dealers. Management expects to continue using this method to finance its acquisition of mortgage securities. During 1997, the Company issued CMOs totaling $474.7 million, which includes a $50 million prefunded amount, in two separate transactions. Proceeds from the issuance of these CMOs were used to repay amounts borrowed under the Company's master repurchase agreement.

   Using individual assets as collateral for repurchase agreements, the Company has financed acquisitions of agency-issued mortgage securities. These agreements have been executed with a number of reputable securities dealers. Management expects to continue using this method to finance its acquisition of mortgage securities.

   Under the terms of all financing arrangements, lending institutions require "over-collateralization" from the Company. The value of the collateral generally must exceed the allowable borrowing by two to five percent. As a result, the Company must have capital available to cover this "haircut."

   Amounts outstanding under borrowing arrangements aggregated $1.0 billion as of December 31, 1997 and are further detailed in note 4 to the consolidated financial statements.

Results of Operations--Year Ended December 31, 1997

Net Loss

   During 1997, the Company recorded a net loss of $1,135,000, or $0.26 per share. Excluding the forgiveness of the notes receivable from founders, the Company incurred a loss of $52,000, or $0.01 per share. During much of 1997, the Company focused on the hiring of key employees and the development of policies and procedures. The results for the year ended December 31, 1997 also reflect the significant cost of developing operations.

Net Interest Income

   Interest Income. The Company had average interest-earning assets of $476.3 million during 1997, including $294.1 million of mortgage loans and $182.1 million of mortgage securities. During the year, mortgage loans earned $25.2 million, or a yield of 8.6 percent, while mortgage securities earned $11.8 million, or a yield of 6.5 percent. In total, assets earned $37.0 million, or a
7.8 percent yield.

   A substantial portion of the mortgage assets owned by the Company has interest rates that fluctuate with short-term market interest rates. However, many of these assets have initial coupons lower than current market rates ("teaser" rates). As a result, during 1997 these assets, collectively, have not adjusted upward to their potential coupon rate. This results in a temporarily lower rate and lower interest yield to the Company. As these assets "season," they should increase to their higher rates and result in higher yields to the Company. Table XIII is a summary of the Company's mortgage assets by type, presenting their current and fully indexed weighted-average coupons.

Table XIII
Mortgage Assets by Product/Type and Weighted Average Coupon
December 31, 1997 (dollars in thousands)
--------------------------------------------------------------------------------

                                                                Weighted Average
                                                                    Coupon
                                                           ------------------------
                                             Outstanding                 Fully
                Product/Type                  Principal    Current      Indexed
Mortgage loans:
   Two and three year fixed/adjustable
   thereafter.............................    $  314,918      10.19%       11.51%
   Fixed rate (30 Yr, 15 Yr, 30/15).......       124,135      10.50        10.50
   Other (1 year CMT, 6 month LIBOR)......       120,383      10.02        11.41
                                              ----------
            Total mortgage loans..........       559,436
Mortgage securities issued by:
   Federal National Mortgage Association..       266,083       7.55         7.55
   Government National Mortgage
   Association............................       233,407       5.74         6.57
   Federal Home Loan Mortgage Corporation.         5,357       7.71         7.71
                                              ----------
            Total mortgage securities.....       504,847
                                              ----------
Total.....................................    $1,064,283
                                              ==========

   The Company acquires substantially all of its mortgage loans at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. If mortgage principal repayment rates accelerate, the Company will recognize more premium amortization, thereby reducing the effective yield on the assets. Decelerating repayment rates will have the opposite effect on asset yields. To mitigate the effect of prepayments, the Company generally strives to acquire mortgage loans that have some form of prepayment penalty. Table XIV is an analysis of mortgage loans and prepayment penalties.

Table XIV
Mortgage Loan Prepayment Penalties
December 31, 1997 (dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                      Weighted Average
                                                                          ----------------------------------------
                                                                                               Prepayment Penalty
                                                                                                Period (in years)
                                                                                               -------------------
                                                          Percent with                                  Loans with
                                  Original                 Prepayment               Loan-to-    All     Prepayment
                                  Principal    Premium      Penalty       Coupon     value     Loans     Penalty
Loans collateralizing NovaStar
Home Equity Series (CMO):
  1997-1.......................    $252,166    $12,365         69%        10.28%       75%      1.4         2.1
  1997-2(A)....................     168,712      2,553         66         10.20        78       1.6         2.4
All other loans................     138,558      2,943         71         10.06        81       2.0         2.8
                                   --------    --------

Total..........................    $559,436    $17,861         68         10.20        77       1.6         2.4
                                   ========    ========

-------------------
(A) Excludes $50 million in loans added during second closing for the transaction on January 20, 1998.

   As noted above, interest income is a function of volume and rates. Management expects its mortgage asset portfolio to continue to increase through
wholesale loan originations.   Management will continue to monitor the market
for mortgage securities and whole loan mortgage pools and will acquire mortgage assets that are appropriate for its overall asset/liability strategy. Increasing the volume of assets will cause future increases in interest income,
while declining balances will reduce interest income.   Market interest rates
will also affect future interest income.

   Interest Expense.   The cost of borrowed funds for the Company was $28.2
million during the year ended December 31, 1997, or 6.5 percent of average
borrowings.   Advances under the master repurchase agreement bear interest at
rates based on LIBOR, plus a spread.   During the year ended December 31, 1997,
the one-month LIBOR averaged 5.6 percent.   As with interest income, the
Company's cost of funds in the future will largely depend on market conditions,
most notably levels of short-term interest rates.   Rates on other borrowings
generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

   Table XV presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the year ended December 31, 1997.

Table XV
Interest Analysis
Year Ended December 31, 1997 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                     Mortgage Loans                 Mortgage Securities
                                             ------------------------------    ------------------------------
                                                         Interest    Annual                Interest    Annual
                                             Average     Income/     Yield/    Average     Income/     Yield/
                                             Balance     Expense      Rate     Balance     Expense      Rate
 Mortgage Assets                             $294,111    $25,154      8.56%    $182,140    $11,807      6.48%
                                             ========                          ========
 Liabilities
  Repurchase agreements..................    $170,344     11,972      7.03      172,829     10,336      5.98
  Collateralized mortgage obligations....      74,511      4,736      6.36           --         --        --
  Other borrowings (A)...................      18,402      1,141      6.20           --         --        --
                                             --------    -------               --------    -------
   Total borrowings......................    $263,257     17,849      6.49     $172,829     10,336      5.98
                                             ========    -------               ========    -------
 Net interest income.....................                $ 7,305                           $ 1,471
                                                         =======                           =======
 Net interest spread.....................                             2.07%                             0.50%
                                                                      ====                              ====
 Net yield...............................                             2.48%                             0.81%
                                                                      ====                              ====

-----------
(A) Represents borrowings of NovaStar Mortgage and interest paid thereon. The Company reimburses interest expense incurred by NovaStar Mortgage under the terms of an Administrative Services Outsourcing Agreement. See Note 9 to the Company's financial statements.

   Net Interest Income and Spread.   Net interest income during 1997 was $8.8
million, or 1.8 percent of average interest-earning assets. Net interest spread for the Company was 1.3 percent during the year ended December 31, 1997. Net interest income and the spread are functions of the yield of the Company's assets relative to its costs of funds. During

1997, the cost of funds was relatively low and stable. This lower cost of funds offsets, to some degree, the lower yield on "teased" assets as previously discussed. In addition, the Company has entered into interest rate agreements to mitigate the exposure to variations in interest rates on interest-earning assets that are different from the variations in interest incurred on borrowings. The volume of assets and liabilities and how well the Company manages the spread between earnings on assets and the cost of funds will dictate future net interest income.

   Impact of Interest Rate Agreements. During 1997, the Company entered into certain interest rate agreements and financial futures contracts designed to mitigate exposure to interest rate risk. Interest rate cap agreements, with a combined notional amount of $270 million, require the Company to pay a monthly fixed premium while allowing it to receive a rate that adjusts with LIBOR, when rates rise above a certain agreed-upon rate. Other agreements executed by the Company are simple fixed to floating interest rate swaps with an aggregate notional amount of $276 million. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. During 1997, the Company incurred net interest expense on these agreements of $1.0 million, which is included as a component of interest expense.

Gains and Losses on Securities Sales

   The Company classifies its mortgage securities as available-for-sale because management may deem it appropriate to sell securities, from time to time, to reallocate the Company's capital. Since inception, the Company has not sold any mortgage loans. The Company's principal strategy is to hold and service mortgage loans in order to earn the spread over the life of the loans.

Provisions for Credit Losses

   The Company provides regular reserves for credit losses on its mortgage loans. Management continuously evaluates the potential for credit losses for mortgage loans held in its portfolio. Since the Company has limited actual performance history for its loan portfolio, losses have been provided for primarily based on general industry trends and on the judgement of management. The Company believes that loan defaults occur throughout the life of a loan or group of loans. As a result, provisions for credit losses are recorded against income over the estimated life of the loans, rather than immediately upon acquisition of the loan. During the year ended December 31, 1997, the Company provided $2.5 million for credit losses.

   The Company charged off loans in the amount of $140,000 during 1997. As the portfolio seasons, management expects the actual loss rate to increase.

   Table XVI is a summary of delinquent loans as of December 31, 1997. The low level of delinquencies is reflective of the short amount of time loans originated or acquired by the Company have been outstanding. Higher rates of delinquency are expected in the future and management has established, in its opinion, the appropriate staff and policies to monitor delinquencies.


Table XVI
Loan Delinquencies (60 days and greater)
Year Ended December 31, 1997

=========================================================================================================
                                           December 31       September 30         June 30        March 31
Mortgage loans collateralizing
 NovaStar Home Equity series (CMO):
 1997-1 (A)............................          3.91%                 --              --              --
 1997-2 (B)............................          1.03                  --              --              --
All other mortgage loans...............          2.62               1.73%           1.04%              --

-----------
(A)  Issued October 1, 1997
(B)  Issued December 11, 1997


General and Administrative Expenses

   General and administrative expenses for the year ended December 31, 1997 are provided in table XVII. Table XVIII displays the relationship of portfolio expenses to net interest income during the four quarters of 1997.

Table XVII
General and Administrative Expenses
Year Ended December 31, 1997 (dollars in thousands)
-------------------------------------------------------------------

                                                       Percent of
                                                      Net Interest
                                                         Income
Loan servicing.......................        $1,246       14.2%
Compensation and benefits............           839        9.6
Professional and outside services....           676        7.7
Office administration................           299        3.4
Other................................           448        5.1
                                             ------       ----
Total portfolio-related expenses              3,508       40.0%
                                                          ====
Forgiveness of notes receivable from
     Founders........................         1,083
Administrative services provided by
    NovaStar Mortgage................         3,650
                                             ------
  Total..............................        $8,241
                                             ======

Table XVIII
Portfolio Related Expenses as a
Percent of Net Interest Income
Year Ended December 31, 1997 (dollars in thousands)

                                               Percent of
                                                   Net
                                                Interest
                                                 Income
First quarter................................     33.1%
Second quarter...............................     62.1
Third quarter................................     36.3
Fourth quarter...............................     65.9

   The largest component of general and administrative expenses is the administrative service fee paid to NovaStar Mortgage. NovaStar Mortgage provides mortgage loan marketing, underwriting, funding, quality control and servicing on behalf of the Company. During the year ended December 31, 1997, the fee paid for these services was $3,650,000. Management expects to continue to incur increasing administrative costs in future periods as NovaStar Mortgage further develops and expands its mortgage production operation.

   Compensation and benefits include employee base salaries, benefit costs and incentive bonus awards. The number of employees and the related compensation costs have increased throughout 1997 as the Company has continued to hire staff. In general, the Company expects compensation and benefits to increase as the Company grows.

   Loan servicing consists of direct costs associated with the mortgage loan servicing operation, which the Company outsourced until July 15, 1997. Effective July 15, 1997, the Company engaged NovaStar Mortgage to service its mortgage loans. Management believes that by servicing its own mortgage loans (through NovaStar Mortgage), the Company will be able to better manage credit risk by controlling delinquencies and defaults as well as improving its opportunities of refinancing borrowers. Management believes this is particularly important in the subprime sector of the mortgage industry. On a go-forward basis, loan servicing costs will consist of direct costs (other than compensation and benefits) incurred by the Company in servicing loans. These costs will vary depending on overall volume of loans and the number of delinquencies and foreclosures.

   Professional and outside services include the cost of contract labor, as well as fees for legal and accounting services. Management used contract labor services extensively during 1997, particularly in the area of systems development. As permanent employees are hired, management anticipates using contract labor to a lesser extent.

   Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Certain of these items have been necessarily high during the start up phase of the Company. However, management expects many of these expenses to continue to increase relative to increasing personnel.

Earnings of NFI Holding Corporation

   For the year ended December 31, 1997, Holding recorded net income of $28,000, of which the Company recorded its portion. Income generated by Holding is a function of the fees earned by NovaStar Mortgage relating to the origination of loans for the Company. General and administrative expenses consist largely of compensation and benefits for the marketing, underwriting, funding and servicing staffs. NovaStar Mortgage incurs significant general and administrative expenses in generating loan production and servicing loans. Going forward, management expects that the general and administrative expenses of NovaStar Mortgage will vary and increase, as a general rule, with loan production. Fees received from the Company will also generally vary dependent upon the volume of loans acquired from NovaStar Mortgage relative to the extent of services provided. Condensed consolidated financial statements for Holding are presented in Note 12 to the Company's consolidated financial statements.

   Table XIX is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.


Table XIX
Cost of Loan Production  NovaStar Mortgage, Inc.
Year Ended December 31, 1997 (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                       Quarter
                                                         -------------------------------------------------------------------
                                                           First         Second        Third         Fourth           1997
Total costs of loan production......................      $   410        $ 1,401      $  1,938      $  2,096        $  5,845

Wholesale loan origination--principal...............       12,688         77,692       136,582       183,012        $409,974
Premium paid to broker..............................          295          1,618         2,119         2,896           6,928
                                                          -------        -------      --------      --------        --------
Total acquisition cost (A)..........................      $13,393        $80,711      $140,639      $188,004        $422,747
                                                          =======        =======      ========      ========        ========
Costs of loan production and principal as a percent
 of principal.......................................       103.2%         101.8%        101.4%        101.1%          101.4%
                                                          =======        =======      ========      ========        ========
Premium paid to broker and principal as a percent
 of principal.......................................       102.3%         102.1%        101.6%        101.6%          101.7%
                                                          =======        =======      ========      ========        ========
Total acquisition cost as a percent of principal....       105.6%         103.9%        103.0%        102.7%          103.1%
                                                          =======        =======      ========      ========        ========

-------------
(A) Principal, premium and general administrative expenses associated with loan production.

Value of Mortgages Added through Wholesale Operations

   By establishing a wholesale lending operation to originate loans, NovaStar has developed a process to add mortgage assets to its balance sheet at amounts below what it would cost to acquire the same assets in the open market. In effect, the value created by generating assets at this lower cost is creating future economic benefit, or value, for stockholders. This added value is demonstrated in the estimated fair value of its loans. For example, Table XIX indicates the loans added to its balance sheet in 1997 had an average total cost to par of 103 percent, including the operating expenses that NovaStar has already recognized as expense. Excluding the costs expensed, the average price of loans as reflected on the Company's balance sheet (principal plus broker premium) was 102 percent.

   Table XX provides management's estimates of the market price of its loan portfolio as of December 31, 1997, by product, given the assumptions presented. Based upon these assumptions, the Company estimates the value of its loans (in terms of price to par) ranges from 105 percent to 109 percent, depending on the product type and the assumptions made. An average value in the open market is estimated for all loans to be more than 106 percent. If management had purchased these loans at a price of 106, the additional four percent of price would result in a reduction of yield over the life of the loan. NovaStar's stockholders will realize this added value over the lives of the loans through interest income. Management estimates the total fair value of its loan portfolio as of December 31, 1997 to be $609 million a $34 million premium to book value.

Table XX
Estimated Market Price of Loans
Year Ended December 31, 1997

------------------------------------------------------------------------------------------------------------
                                                                   Estimated Market Price
                                         -------------------------------------------------------------------
                                              Two- and Three-year
                                              Fixed Loan Products                   Six-month LIBOR Loan
                                               (Six-month LIBOR)                          Products
                                         -----------------------------          ----------------------------
Bond Equivalent Yield............         8.34%      8.59%       8.84%           8.34%      8.59%      8.84%
Spread to Index..................         2.50%      2.75%       3.00%           2.75%      3.00%      3.25%
Assumed Prepayment Speed (CPR)...

20...............................        108.9%     108.1%      107.2%          108.9%     108.2%     107.5%
25...............................        107.2%     106.5%      105.8%          107.4%     106.9%     106.3%
30...............................        105.9%     105.4%      104.8%          106.3%     105.8%     105.3%

                                                                                30/15-year Fixed and Balloon
                                              One-year CMT Loan                         Loan Products
                                                   Products                        (Three-year Treasury)
                                         -----------------------------          ----------------------------
Bond Equivalent Yield............         7.98%      8.23%       8.48%           7.92%      8.17%      8.42%
Spread to Index..................         2.50%      2.75%       3.00%           2.25%      2.50%      2.75%
Assumed Prepayment Speed (CPR)...

20...............................        109.1%     108.3%      107.4%          108.3%     107.5%     107.9%
25...............................        107.4%     106.7%      106.0%          107.0%     106.4%     105.7%
30...............................        106.1%     105.5%      104.9%          106.0%     105.4%     104.9%

Taxable Income (Loss)

   Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table XXI is a summary of the differences between the Company's net income or loss reported for GAAP in 1997 and its taxable income.

Table XXI
Taxable Income
Year Ended December 31, 1997 (in thousands)

-------------------------------------------------------------------------------------------------
                                                                  Quarter
                                            First     Second       Third      Fourth       1997
 Net income (loss)....................      $194      $(1,073)     $ 177      $ (433)     $(1,135)
 Results of Holding and subsidiary....       408          126       (393)       (169)         (28)
 Provision for credit losses..........       171          547        726       1,009        2,453
 Loans charged-off....................         -            -          -        (140)        (140)
 Other, net...........................         -           (8)        (4)        296          284
                                            ----      -------      -----      ------      -------
 Taxable income.......................      $773      $  (408)     $ 506      $  563      $ 1,434
                                            ====      =======      =====      ======      =======

Liquidity and Capital Resources

   Liquidity, as used herein, means the need for, access to and uses of cash. During 1997, the Company's financing activities generated cash of $1.1 billion. Cash was used during 1997 in investing activities ($1.1 billion) and in operating activities ($2.3 million). The Company's primary needs for cash include the acquisition of mortgage assets, principal repayment and interest on borrowings, operating expenses and dividend payments. The Company's business requires substantial cash to support its operating activities and growth plans. The Company has a certain amount of cash on hand to fund operations. The Company requires access to short-term credit facilities to fund its acquisition of wholesale loan originations and mortgage securities. Also, principal, interest and fees received on mortgage assets will serve to support the cash needs of the Company. Drawing upon various borrowing arrangements typically satisfies major cash requirements. The Company has demonstrated the ability to access public markets as a source of long-term cash resources.

   The Company has available borrowing capacity of $300 million under a master repurchase agreement to acquire mortgage loans. Management is negotiating with other dealers for additional borrowing capacity. In addition, the Company has been approved as a borrower from reputable securities dealers for repurchase agreements to fund the acquisition of mortgage securities. On a long-term basis, the Company will pool its mortgage loans to serve as collateral for its CMOs. By doing so, the loans will be cleared as collateral from the master repurchase agreement and the warehouse line of credit, freeing those arrangements to fund further loan originations. In addition, all mortgage securities are classified as available-for-sale and could be sold in the open market to provide additional cash for liquidity needs. Table XXII is a summary of financing arrangements and available borrowing capacity under those arrangements as of December 31, 1997.

Table XXII
Liquidity Resources
December 31, 1997 (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                      Availability as a
                                                                                                          Percent of
                                                                                                    -----------------------
                                                     Value of                                       Stockholders'    Total
Collateral                                          Collateral       Borrowings      Availability      Equity        Assets
First Union National Bank..................          $45,600          $40,250          $ 5,350           4.6%         0.5%
Merrill Lynch Mortgage Capital, Inc........           79,743           55,013           24,730          21.2          2.2
Residual financing available under CMOs....           45,662                -           29,680          25.5          2.6

   On December 1, 1997, the Company successfully completed its initial public offering of 4,059,500 shares of common stock at $18 per share. Net proceeds of the offering were $67 million. Management believes that resources available for liquidity, including potential future equity offerings, will be sufficient to fund its operations for the next twelve months, if future operations are consistent with management's expectations.

The Year 2000

   Management is aware of potential Year 2000 system issues. The Company has focused its internal system resources to ensure that Year 2000 software issues will not adversely affect its operational and financial systems. Primarily as a result of recently developing or purchasing all software used by the Company, management expects to incur no significant costs in conjunction with becoming Year 2000 compliant. The Company is requiring outside vendors to be Year 2000 compliant, and has a planned program for compliance testing.

Inflation

   Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with generally accepted accounting principles and the Company's dividends are based upon the Company's taxable income. In each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Impact of Recently Issued Accounting Pronouncements

   Note 1 to the consolidated financial statements describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements will not have a material impact on the Company's consolidated financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data


NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

-------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                    -------------------------
                                                                                       1997            1996
Assets
  Cash and cash equivalents.....................................................    $        -        $46,434
  Restricted cash...............................................................        20,424              -
  Mortgage securities--available-for-sale.......................................       517,246         13,239
  Mortgage loans, net...........................................................       574,984              -
  Accrued interest receivable...................................................         7,088             29
  Investment in NFI Holding Corporation.........................................         2,188              -
  Other assets..................................................................         4,322            109
                                                                                    ----------        -------
        Total assets............................................................    $1,126,252        $59,811
                                                                                    ==========        =======

Liabilities and Stockholders' Equity
  Liabilities:
    Repurchase agreements.......................................................    $  556,443        $     -
    Collateralized mortgage obligations.........................................       408,867              -
    Warehouse line of credit....................................................        40,250              -
    Amounts due to brokers and dealers for unsettled securities
     Purchases..................................................................             -         13,255
    Accounts payable and other liabilities......................................         4,203            176
                                                                                    ----------        -------
       Total liabilities........................................................     1,009,763         13,431

  Commitments and contingencies

  Stockholders' equity:
    Capital stock, $0.01 par value, 50,000,000 shares authorized:
     Convertible preferred stock, 3,549,999 shares issued and
      outstanding as of December 31, 1996.......................................             -             36
     Common stock, 7,828,665 and 216,666 shares issued and
      outstanding, respectively.................................................            78              2
     Additional paid-in capital.................................................       117,084         49,910
     Accumulated deficit........................................................        (2,859)          (302)
     Net unrealized gain (loss) on available-for-sale securities................         4,353            (16)
     Forgivable notes receivable from founders..................................        (2,167)        (3,250)
                                                                                    ----------        -------
       Total stockholders' equity...............................................       116,489         46,380
                                                                                    ----------        -------
        Total liabilities and stockholders' equity..............................    $1,126,252        $59,811
                                                                                    ==========        =======

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                                   For the Year      For the period from
                                                                                      Ended          September 13, 1996
                                                                                  December 31,         (inception) to
                                                                                       1997          December 31, 1996
Interest income:
  Mortgage loans...........................................................         $25,154                $     -
  Mortgage securities......................................................          11,807                    155
                                                                                    -------                -------
Total interest income......................................................          36,961                    155
Interest expense...........................................................          28,185                      -
                                                                                    -------                -------
Net interest income........................................................           8,776                    155
Provision for credit losses................................................           2,453                      -
                                                                                    -------                -------
Net interest income after provision for credit losses......................           6,323                    155
Other income...............................................................             755                      -
Equity in net income of NFI Holding Corporation............................              28                      -
General and administrative expenses:
  Administrative services provided by NovaStar Mortgage, Inc...............           3,650                      -
  Loan servicing...........................................................           1,246                      -
  Forgiveness of notes receivable from founders............................           1,083                      -
  Compensation and benefits................................................             839                    199
  Professional and outside services........................................             676                    200
  Office administration....................................................             299                      -
  Other....................................................................             448                     58
                                                                                    -------                -------
  Total general and administrative expenses................................           8,241                    457
                                                                                    -------                -------
Net loss...................................................................         $(1,135)               $  (302)
                                                                                    =======                =======
Basic and diluted loss per share...........................................         $ (0.26)               $ (0.08)
                                                                                    =======                =======
Weighted average shares outstanding........................................           4,430                  3,767
                                                                                    =======                =======

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share amounts)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                            Net
                                                                                         Unrealized
                                                                                            Gain      Forgivable
                                                                                          (Loss) on     Notes
                                          Convertible          Additional                Available-   Receivable      Total
                                           Preferred  Common    Paid-in     Accumulated   for-sale       from     Stockholders'
                                             Stock     Stock    Capital       Deficit    Securities    Founders      Equity
Balance, September 13, 1996 (inception)..    $ --      $--      $     --      $    --      $   --      $    --      $     --
Issuance of 216,666 shares of
 common stock............................      --        2            --           --          --           --             2
Proceeds from private
 placement of 3,333,333 units, net of
 costs of $3,304.........................      34       --        46,662           --          --           --        46,696
Units (216,666) acquired with
 forgivable debt.........................       2       --         3,248           --          --       (3,250)           --
Net loss.................................      --       --            --         (302)         --           --          (302)
Net change in unrealized gain
 (loss) on available-for-sale
 securities..............................      --       --            --           --         (16)          --           (16)
                                             ----      ---      --------      -------      ------      -------      --------
Balance, December 31, 1996...............      36        2        49,910         (302)        (16)      (3,250)       46,380
Private placement issuance costs.........      --       --           (48)          --          --           --           (48)
Proceeds from initial public offering of
 common stock, net of issuance costs of
 $5,848..................................     (36)      76        67,216           --          --           --        67,256
Exercise of stock options................      --       --             6           --          --           --             6
Net loss.................................      --       --            --       (1,135)         --           --        (1,135)
Net change in unrealized gain
 (loss) on available-for-sale
 securities..............................      --       --            --           --       4,369           --         4,369
Dividends on convertible preferred
 stock ($0.18 per share).................      --       --            --         (639)         --           --          (639)
Dividends on common stock
 ($0.10 per share).......................      --       --            --         (783)         --           --          (783)
Forgiveness of founders'
 notes receivable........................      --       --            --           --          --        1,083         1,083
                                             ----      ---      --------      -------      ------      -------      --------
Balance, December 31, 1997...............    $ --      $78      $117,084      $(2,859)     $4,353      $(2,167)     $116,489
                                             ====      ===      ========      =======      ======      =======      ========

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------

                                                                                                        For the period from
                                                                                                         September 13, 1996
                                                                         For the Year Ended                (inception) to
                                                                         December 31, 1997               December 31, 1996
Cash flow from operating activities:
Net loss...............................................................     $    (1,135)                         $  (302)
Adjustments to reconcile net loss to cash used in operating activities:
  Amortization of premiums on mortgage loans...........................           2,532                              --
  Amortization of premiums on mortgage securities......................             908                              --
  Provision for credit losses..........................................           2,453                              --
  Forgiveness of notes receivable from founders........................           1,083                              --
  Equity in net income of NFI Holding Corporation......................             (28)                             --
  Gains on sales of mortgage securities................................             (51)                             --
  Change in:
     Accrued interest receivable.......................................          (7,059)                             (29)
     Other assets......................................................          (4,213)                            (109)
     Other liabilities.................................................           3,223                              176
                                                                            -----------                          -------
        Net cash used in operating activities..........................          (2,287)                            (264)

Cash flow from investing activities:
 Purchases of available-for-sale securities............................        (659,415)                             --
 Settlement of amounts due to brokers..................................         (13,255)                             --
 Proceeds from sales of available-for-sale securities..................         110,067                              --
 Proceeds from paydowns on available-for-sale securities...............          48,694                              --
 Investment in NFI Holding Corporation.................................          (1,980)                             --
 Mortgage loans purchased from NovaStar Mortgage, Inc..................        (417,752)                             --
 Mortgage loans purchased from others..................................        (219,995)                             --
 Mortgage loan repayments..............................................          57,778                              --
                                                                            -----------                          -------
        Net cash used in investing activities..........................      (1,095,858)                             --
Cash flow from financing activities:
 Proceeds from issuance of common stock, net of offering costs.........          67,256                                2
 Exercise of stock options.............................................               6                              --
 Net borrowings under repurchase agreements and warehouse line.........         596,693                              --
 Net change in restricted cash.........................................         (20,424)                             --
 Proceeds from issuance in collateralized mortgage obligations.........         424,674                              --
 Payments on collateralized mortgage obligations.......................         (15,807)                             --
 Proceeds from private placement, net of offering costs................             (48)                          46,696
 Dividends paid........................................................            (639)                             --
                                                                            -----------                          -------
        Net cash provided by financing activities......................       1,051,711                           46,698
                                                                            -----------                          -------
Net increase (decrease) in cash and cash equivalents...................         (46,434)                          46,434
Cash and cash equivalents, beginning of period.........................          46,434                              --
                                                                            -----------                          -------
Cash and cash equivalents, end of period...............................     $       --                           $46,434
                                                                            ===========                          =======
Supplemental disclosure of cash flow information:
 Cash paid for interest................................................     $    27,436                          $   --
                                                                            ===========                          =======
 Issuance of units acquired with forgivable debt.......................     $       --                           $ 3,250
                                                                            ===========                          =======
 Dividends payable.....................................................     $       783                          $   --
                                                                            ===========                          =======

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997
-------------------------------------------------------------------------------

Note 1.   Summary of Significant Accounting Policies

   NovaStar Financial, Inc. (NovaStar or the Company) is a Maryland corporation formed on September 13, 1996. The Company acquires subprime mortgage loans and mortgage securities and manages the resulting portfolio of mortgage assets.

   Financial Statement Presentation The Company's financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgements of management in determining the amount of its reserve for credit losses, amortizing premiums or accreting discounts on its mortgage assets, and establishing the fair value of its mortgage securities. While the financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ from those estimates. For example, it is possible that credit losses ore prepayments could rise to levels that would adversely affect profitability if such levels were sustained for more than brief periods of time.

   The Company owns 100 percent of the common stock of two special purpose entities--NovaStar Assets Corporation and NovaStar Certificates Financial Corporation. The Company formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company accounts for its investment in NFI Holding Corporation (Holding) using the equity method. NovaStar owns 100 percent of the nonvoting preferred stock of Holding, for which it receives 99 percent of any dividends paid by Holding. The preferred stock was purchased in February 1997 for $1,980,000. Holding owns 100 percent of the outstanding common stock of NovaStar Mortgage, Inc. (NMI), a mortgage loan originator and servicer. NMI serves as NovaStar's principal source of subprime residential mortgage loans. The founders of NovaStar own 100 percent of the common stock of Holding and serve as officers and directors of Holding and NMI.

   Cash and Cash Equivalents The Company considers investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 1996, cash equivalents include $35 million in commercial paper.

   Restricted Cash--Restricted cash of the Company includes cash held in escrow for payment of borrowers' taxes and insurance, principal and interest payments of loans held in trust as required under the Company's collateralized mortgage obligations, and cash pledged as collateral on certain interest rate agreements.

   Mortgage Securities The Company classifies all of its mortgage securities as available-for-sale and, therefore, reports them at their estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Premiums are amortized and discounts are accreted as yield adjustments over the estimated lives of the securities using a method that approximates the interest method. Amortization includes the effect of prepayments. Gains or losses on sales of securities are recognized using the specific identification method.

   Mortgage Loans Mortgage loans include loans originated through NMI's wholesale production operation and those acquired in bulk pools from other originators and securities dealers. Loans are generally purchased at a premium over the outstanding principal balance. Mortgage loans are stated at amortized cost. Premiums are amortized and discounts accreted as yield adjustments over the estimated lives of the loans using a method that approximates the interest method. Amortization includes the effect of prepayments.

   Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management's opinion, the interest will not be collectible in the normal course of business, but in no case beyond ninety days. The Company charges off any accrued interest receivable on loans greater than 90 days delinquent. Interest collected on non-accrual loans is recognized as income upon receipt.

   NovaStar maintains a reserve for credit losses at a level deemed appropriate by management. The reserve for credit losses is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current and projected economic conditions, the makeup of the portfolio based on credit grade, overall loan to value, delinquency status and other factors deemed to warrant consideration. The reserve is maintained through ongoing provisions charged to operating income, reduced by loans that are charged off.

   Included in other assets are properties acquired through foreclosure. These properties are transferred from loans at their fair value at date of foreclosure.

   Financial Instruments with Off-balance-sheet Risk The Company has entered into interest rate swap and cap agreements and financial futures contracts designed to, in effect, alter the interest rates on its funding costs to more closely match the yield on interest-earning assets. Net income earned from or expense incurred on interest rate swap and cap agreements is accounted for on the accrual method and is recorded as an adjustment of interest expense. The gain or loss on early termination, sale or disposition of an interest rate swap or cap agreement is recognized in current earnings if the matched funding source is also extinguished. If the matched funding source is not extinguished, the unrealized gain or loss on the related interest rate swap or cap agreement is deferred and amortized as a component of interest expense over the remaining term of the matched funding source. Unmatched swap or cap agreements are recorded at fair value with changes in the unrealized gains or losses recorded in current earnings.

   Realized and unrealized gains and losses on futures contracts that meet the criteria for deferral accounting are deferred and amortized as an adjustment to interest expense over the remaining life of the underlying financial instrument. The estimated fair values of futures contracts that do not qualify for deferral accounting are recorded at fair value, with changes in their fair value recorded in current operations.

   Earnings (Loss) Per Share The Company has adopted the provisions of Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS No.
128), which requires the presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS excludes dilution and is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. For purposes of computing Basic EPS, the Company has treated the convertible preferred stock, which was converted into common stock on October 31, 1997, as if it had been converted at inception of the Company. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming that all options and warrants on the Company's common stock have been exercised, unless such exercise would be anti-dilutive. EPS for all periods have been restated to conform to the requirements of SFAS No. 128.

   Income Taxes NovaStar intends to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. As a result, NovaStar, and its qualified REIT subsidiaries, will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of assets and sources of income. In addition, a REIT must distribute at least 95 percent of its annual taxable income to its stockholders. If in any tax year, NovaStar does not qualify as a REIT, it will be taxed as a corporation and distributions to stockholders will not be deductible in computing taxable income. If NovaStar fails to qualify as a REIT in any tax year, it will not be permitted to qualify for the succeeding four years. The most significant difference between GAAP earnings and taxable income relates to the reserve for credit losses in that only actual amounts charged off are deductible for income tax purposes. NovaStar's non-REIT affiliate, Holding files a consolidated federal income tax return with NMI.

   New Accounting Pronouncements SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for secured borrowings and collateral, repurchase agreements, dollar rolls, securities lending and similar transactions, which transfers will be effective for transactions occurring after December 31, 1997. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

   Under the financial-components approach, after a transfer occurs, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. Management believes adoption of SFAS No. 125, as amended by SFAS No. 127, did not and will not have a material effect on the financial position or results of operations, nor did or will adoption require any significant additional capital resources.

   SFAS No. 130, "Reporting Comprehensive Income" requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

Note 2.   Mortgage Securities

   Mortgage securities, all classified as available-for-sale, consisted of the following as of December 31, 1997 (dollars in thousands):

                                                             Weighted                      Unrealized
                                                             Average     Amortized     ------------------    Carrying
                                                              Coupon        Cost        Gain        Loss      Value
  Mortgage securities issued by:
    Federal National Mortgage Association................      7.55%        $272,773    $3,394      $(32)     $276,135
    Government National Mortgage Association.............      5.74          234,745       845       (26)      235,564
    Federal Home Loan Mortgage Corporation...............      7.71            5,534        13        --         5,547
                                                                            --------    ------      ----      --------
                                                                            $513,052    $4,252      $(58)     $517,246
                                                                            ========    ======      ====      ========

   As of December 31, 1996, mortgage securities consisted of obligations of the Federal National Mortgage Association with a weighted-average coupon of 7.77 percent. These securities had gross unrealized losses of $16,000.

   The contractual maturities of mortgage securities were approximately 28 years as of December 31, 1997. The expected maturities of mortgage securities may differ from contractual maturities since borrowers have the right to prepay the obligations.

   Proceeds from the sales of mortgage securities during the year ended December 31, 1997 were $110 million. Gross gains of $51,000, included in other income, were realized on these sales.

   All mortgage securities are pledged as collateral under various borrowing arrangements as described in Note 4.

   As of December 31, 1997, the unrealized gain on available-for-sale securities as reported on the Company's balance sheet includes $159,000 in net unrealized gains on the investments of Holding.


Note 3.   Mortgage Loans

   Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31, 1997 (in thousands):

  Outstanding principal......................................     $559,436
  Net unamortized premium....................................       17,861
                                                                  --------
  Amortized cost.............................................      577,297
  Reserve for credit losses:
           Provision for credit losses.......................       (2,453)
           Amounts charged off...............................          140
                                                                  --------
  Reserve for credit losses..................................       (2,313)
                                                                  --------
                                                                  $574,984
                                                                  ========

   All the mortgage loans serve as collateral for various borrowing arrangements as discussed in Note 4. The weighted-average interest rate on these loans at December 31, 1997 was 10.20%.

   Collateral for 27 percent of mortgage loans outstanding as of December 31, 1997 was located in California. The Company has no other significant concentration of credit risk.

   The following table presents certain information regarding impaired loans as of December 31, 1997 (in thousands):

Total recorded investment in impaired loans........................   $11,595
                                                                      =======

Allowance for loan losses allocated to impaired loans..............   $ 1,710
                                                                      =======

   The average balance of impaired loans for 1997 was $4,100,000. The net amount of interest income recorded on these loans during their impairment period aggregated $385,000 in 1997, all of which was recorded on a cash basis.

Note 4.   Borrowings

   Short-term Financing Arrangements The Company has a $300 million master repurchase agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation. Borrowings under the master repurchase agreement bear interest at various rates priced in connection with respective purchases of mortgage assets. The Company is a co-borrower with NMI under a warehouse line of credit agreement with First Union National Bank of Charlotte with a maximum borrowing amount of $50 million. Advances under the line bear interest based on the Federal Funds rate. These agreements expire in the first quarter of 1998. As of December 31, 1997, the Company was in compliance with all covenants and expects the agreements to be renewed at maturity.

   Other repurchase agreements used to finance mortgage securities bear interest at market rates and mature in 30 days to one year.

   The following tables present a summaries of the Company's short-term borrowings (dollars in thousands):

                                                                    As of  December 31, 1997
                                                           -----------------------------------------
                                                                             Weighted                   Average Daily
                                                               Weighted      Days to                  Balance During the
                                                               Average       Reset or                     Year Ended
                                                                 Rate        Maturity      Balance    December 31, 1997
Repurchase agreements secured by mortgage securities.......      5.92%         87         $501,430         $172,829
Master repurchase agreement secured by mortgage loans......      6.69          31           55,013          170,344
                                                                                          ---------
  Total repurchase agreements..............................                                556,443
Warehouse line of credit...................................      7.09        Demand         40,250           18,402
                                                                                          ---------
  Total borrowings.........................................                               $596,693
                                                                                          =========

                                                                               Days to Reset or Maturity
                                                              ------------------------------------------------------------
                                                                                                      90 and
                                                                 Daily      0 to 30     30 to 90     greater       Total
Repurchase agreements secured by mortgage securities........     $    --    $299,120      $    --     $202,310    $501,430
Master repurchase agreement secured by mortgage loans.......          --          --       55,013           --      55,013
Warehouse line of credit....................................      40,250          --           --           --      40,250
                                                                 -------    --------      -------     --------    --------
  Total borrowings..........................................     $40,250    $299,120      $55,013     $202,310    $596,693
                                                                 =======    ========      =======     ========    ========

   Following is a summary of counterparties that are considered concentrations of risk under various repurchase agreements as of December 31, 1997 (in thousands):

                                                                                   Weighted
                                                                Amount at Risk     Days to
                                                               Under Repurchase    Reset or
                     Counterparty                                 Agreements       Maturity
Merrill Lynch Mortgage Capital, Inc..........................       $25,161            31
Societe Generale Securities Corporation......................        11,029            27
Donaldson, Lufkin and Jenrette Securities Corporation........         7,505           175
                                                                    -------
                                                                    $43,695
                                                                    =======

   The amount considered at risk is the fair value of the collateral under repurchase agreements plus accrued interest receivable less the Company's obligation to the counterparty.

   Collateralized Mortgage Obligations (CMOs) The Company issues CMOs secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held as collateral for CMOs are recorded as assets of the Company and the CMOs are recorded as debt. In a CMO transaction, the Company sells the loans to its wholly owned qualified-REIT subsidiary, NovaStar Assets Corporation (NAC). NAC, in turn, transfers the loans to a trustee who administers the CMO. Interest and principal on each CMO issue is payable only from principal and interest on the underlying mortgage loans collateralizing the CMO. Following is a summary of outstanding CMOs as of December 31, 1997 (dollars in thousands):

                                            Collateralized
                                          Mortgage Obligation                          Underlying Mortgage Loans
                                     -----------------------------       ------------------------------------------------------
                                                                                                         Estimated Weighted
                                        Remaining       Interest      Carrying           Weighted         Average Months to
                                        Principal         Rate          Value         Average Coupon          Maturity
NovaStar Home Equity Series:
Issue 1997-1.......................     $250,262          5.95%       $263,468             10.28%                35
Issue 1997-2 (A)...................      160,376          6.25         170,298             10.20                 36
Debt issuance costs, net...........       (1,771)                            -
                                        --------                      --------
                                        $408,867                      $433,766
                                        ========                      ========

A) Excludes $50 million in loans added during second closing for the transaction on January 20, 1998.

   Interest rates reset monthly based on one-month LIBOR plus 25 basis points. The weighted-average months to maturity are when management expects the underlying pool of mortgage loans to repay. This expectation is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

   Under the terms of supplemental financing agreements with Merrill Lynch Mortgage Capital, Inc., the Company may borrow 65 percent of the estimated value of the residual interests in its CMOs. Availability under these agreements was $29.7 million as of December 31, 1997. Borrowings under these agreements bear interest at one-month LIBOR plus 250 basis points and are due upon demand. No amounts were borrowed under these arrangements as of December 31, 1997.


Note 5.   Financial Instruments with Off-balance-sheet Risk

   NovaStar's interest rate swap and cap agreements and financial futures contracts result in off-balance-sheet risk. These instruments involve, to varying degrees, elements of credit and market risk in addition to the amount recognized in the financial statements.

   Credit Risk NovaStar's exposure to credit risk on interest rate swap and cap agreements is limited to the cost of replacing contracts should the counterparty fail. NovaStar seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and through legal scrutiny of agreements. Prior to engaging in negotiated derivative transactions with any counterparty, NovaStar has in place fully executed written agreements. Agreements with counterparties also call for full two-way netting of payments. Under such agreements, on each payment exchange date all gains and losses of a counterparty are netted into a single amount, limiting exposure to the counterparty to any net positive value.

   Financial futures contracts are exchange-traded, and, as such, credit risk is considered nominal.

   Market Risk The potential for financial loss due to adverse changes in market interest rates is a function of the sensitivity of each position to changes in interest rates, the degree to which each position can affect future earnings under adverse market conditions, the source and nature of funding for the position, and the net effect due to offsetting positions. The synthetic product of these transactions is a "matched" position for NovaStar. The combination of off-balance-sheet instruments with on-balance-sheet liabilities leaves NovaStar in a market risk position that is designed to be a better position than if the derivative had not been used in interest rate risk management. Derivatives instruments used in matched transactions as described above are classified as derivatives held for purposes other than trading. No derivatives were held for trading purposes during the periods ended December 31, 1997 and December 31, 1996.

   Other Risk Considerations NovaStar is cognizant of the risks involved with financial derivatives. The Company's policies and procedures seek to mitigate risk associated with the use of financial derivatives in ways appropriate to its business activities, considering its risk profile as a limited end-user.

   The Company did not enter into any interest rate agreements during 1996. Derivatives held for purposes other than trading consisted of the following as of December 31, 1997 (dollars in thousands):

                                                                                     Weighted Average
                                             Unrealized       Weighted                 Interest Rate          Accrued Interest
                              Notional       ----------       Days to      Cap         -------------          ----------------
                               Value      Gains     Losses    Maturity    Rate     Receivable    Payable    Receivable    Payable
Interest rate swap
 agreements --
   fixed rate pay...........  $276,000    $         $1,380      670         NA       5.91%        6.27%       $2,157       $2,291
Interest rate cap agreements   270,000     1,268         -      770       5.99%        NA           NA             -            -
Financial futures contracts:
  Eurodollar March 1998.....   200,000         -        20       77         NA         NA           NA            NA           NA
  Eurodollar June 1998......   200,000         -        46      168         NA         NA           NA            NA           NA
                              --------    ------    ------
                              $946,000    $1,268    $1,446
                              ========    ======    ======

   During the year ended December 31, 1997, the Company recognized $1,047,000 in interest expense relating to off-balance-sheet financial instruments.

Note 6.   Fair Value of Financial Instruments

   The following disclosure of the estimated fair value of financial instruments is made using amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts.

   The estimated fair values of the Company's financial instruments as of December 31, 1997 are as follows (in thousands):

                                                              Carrying       Fair
                                                                Value       Value
   Financial assets:
    Mortgage securities................................       $517,246     $517,246
    Mortgage loans.....................................        574,984      608,550
   Financial liabilities:
    Repurchase agreements..............................        556,443      556,783
    Collateralized mortgage obligations................        408,867      409,322
    Warehouse line of credit...........................         40,250       40,250
   Off-balance-sheet financial instruments.............             --         (178)

   Market quotations are received for estimating the fair value of mortgage securities. The fair value of all other financial instruments is estimated by discounting projected future cash flows, including projected prepayments for mortgage assets, at current market rates. The fair value of cash and cash equivalents and accrued interest receivable and payable approximates its carrying value.

   As of December 31, 1996, fair values of financial instruments approximated carrying values.

Note 7.   Stockholders' Equity

   The Company was formed and capitalized by its founders in September 1996. In December 1996, the Company successfully completed a private placement offering of 3,549,999 units, each unit consisted of one share of convertible preferred stock and one warrant which entitled the holder to purchase one share of common stock for $15.00 per share. The underwriter received 100,000 warrants in addition to underwriting discounts. The Company raised $47 million in the offering, net of $3 million of offering costs. The warrants become exercisable in February 1998 and remain exercisable until February 2001 at an exercise price of $15.00 per share.

   In addition, 216,666 units were issued in equal amounts to the two founders at a price of $15.00 per unit upon the closing of the private placement offering. Payment for these units was made by the founders delivering to the Company forgivable promissory notes, bearing interest at eight percent per annum and secured by the units acquired. Thereafter, interest is payable quarterly, upon forgiveness or at maturity of the notes on December 31, 2001. The principal amount of the notes will be divided into three equal tranches. Payment of principal on each tranche will be forgiven if certain incentive targets are achieved. These notes have been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During 1997, the Company surpassed its first incentive target resulting in the forgiveness of one-third of the notes and the recognition of compensation expense in December 1997 of $1,083,000.

   On December 1, 1997, the Company completed the sale of its common stock in an initial public offering of 4,059,500 shares at a price of $18.00 per share. The Company raised $67 million in net proceeds from this offering. Under the provisions of the Private Placement agreements, the preferred stock automatically converted to common stock at the closing of the initial public offering. As a result, 3,549,999 additional shares of preferred stock converted into common stock on November 4, 1997. At December 31, 1997, 3,649,000 warrants were outstanding.

Note 8.   Stock Option Plan

   The Company's 1996 Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), stock options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards, and dividend equivalent rights (DERs). ISOs may be granted to the officers and employees of the Company. NQSOs and awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Unless previously terminated by the Board of Directors, the Plan will terminate on September 1, 2006.

   Options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Options vest over four years and expire ten years after the date of grant, except for the founders' options, which vested upon the closing of the Company's initial public offering in October 1997. The following table summarizes option grants to date:

                                                  Grant                   Exercise
                  Recipient                       Date       Quantity      Price
Non-officer directors.........................    09/96        10,000      $ 0.01
Founders......................................    12/96       289,332       15.00
Employees.....................................    12/96        35,000        2.50
Non-officer directors and employees...........    10/97       215,640       18.00
                                                              -------
                                                              549,972
                                                              =======

   The 10,000 options granted in September 1996, the 35,000 options granted in December 1996, and the 10,000 options granted to non-officer directors in October 1997 were granted with dividend equivalent rights (DERs). Under the terms of the DERs, a recipient is entitled to receive additional shares of stock upon the exercise of options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend date. The accrued DERs convert to shares based on the stock's fair value on the dividend declaration date. Compensation expense relating to the DERs during the year ended December 31, 1997 aggregated $14,000, representing 881 shares of common stock.

   Options to exercise 2,500 options at $2.50 per share were exercised by an officer in December 1997. At December 31, 1997 and December 31, 1996, total options outstanding aggregated 547,472 and 334,332, respectively. These options had a weighted-average exercise prices of $15.17 and $13.24, respectively. As of December 31, 1997, 298,082 options were exercisable. No options were exercisable as of December 31, 1996.

   The Company has chosen not to adopt the optional accounting provisions of SFAS 123, "Accounting for Stock-Based Compensation," and, accordingly, there has been no expense recognized in the accompanying financial statements. If the Company had recorded expense based on the fair value of the stock options at the grant date under SFAS No. 123, the Company would have recognized $34,000 as compensation expense in 1997, and the resulting pro forma basic and diluted loss per share would have been $0.26 in 1997.

   The following table summarizes the weighted average fair value of the options granted during 1997 and 1996 and the assumptions used in their determination. The fair value was determined using the Black-Scholes option pricing model.

                                                    1997         1996
Weighted average fair value...................    $  --         $0.18
Expected life in years........................        7             5
Annual risk-free interest rate................      6.5%          7.0%
Volatility....................................       --            --
Dividend yield................................      8.0%           --

Note 9.    Related Party Transactions

   NovaStar and NMI are parties to a Mortgage Loan Purchase and Sale Agreement, an Administrative Services Outsourcing Agreement and a Loan Servicing Agreement. Under the terms of the Mortgage Loan Purchase and Sale Agreement, mortgage loans originated by NMI are purchased by the Company at prices that vary with the nature and terms of the underlying mortgage loans. Through December 31, 1997, the Company acquired all mortgage loans originated by NMI. In that regard, NovaStar reimbursed NMI $1,030,000 of interest during 1997. The Company has reflected such cost as interest expense in the accompanying statement of operations. Under the Outsourcing Services Agreement, the Company pays NMI a monthly fee for providing certain services, including the development of loan products, underwriting, funding, and quality control, as well as for any interest costs incurred related to borrowings obtained by NMI to originate loans that are purchased by NovaStar. The Company paid NMI $4,155,000 during the twelve months ended December 31, 1997, of which $505,000 is included in loan servicing expenses in the accompanying financial statements. In addition, through December 31, 1997, NovaStar had purchased 100 percent of the mortgage loans originated by NMI, which was $418 million.

Note 10.   Income Taxes

   NovaStar has elected to be taxed as a REIT and accordingly has deducted for income tax purposes, all dividends paid on its common and preferred stock. Because NovaStar has paid or will pay dividends in amounts approximating its taxable income for the year ended December 31, 1997, no provision for income taxes has been provided in the accompanying financial statements.

Note 11.   Commitments and Contingencies

   In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company's financial condition or results of operations.

   The Company leases facilities and equipment under operating leases. Rent expense and future obligations under these leases are not material to the financial statements.

Note 12.   Condensed financial statements of NFI Holding Corporation

   NFI Holding Corporation and its subsidiary, NMI had no operations, revenues or expenses prior to February 1997, when NMI began originating subprime mortgage loans through a network of wholesale brokers and correspondents. NMI generally intends to sell the mortgage loans it originates to the Company. Effective July 15, 1997, NMI began servicing mortgage loans on behalf of NovaStar. Holding has no operations of its own and, therefore, its consolidated financial statements generally reflect the operations of NMI. Following are the condensed consolidated balance sheet and statement of operations of NFI Holding Corporation for 1997(in thousands):


NFI Holding Corporation
Condensed Consolidated Balance Sheet
December 31, 1997
----------------------------------------------------------
Assets
 Mortgage securities available-for-sale........    $55,195
 Other assets..................................      1,675
                                                   -------
    Total assets...............................    $56,870
                                                   =======

Liabilities and Stockholders' Equity
 Liabilities:
  Repurchase agreements........................    $53,490
  Accounts payable and other liabilities.......      1,192

  Stockholders' equity.........................      2,188
                                                   -------
    Total liabilities and stockholders' equity.    $56,870
                                                   =======


NFI Holding Corporation
Condensed Consolidated Statement of Operations
For the period from February 6, 1997 (inception) to
December 31, 1997
--------------------------------------------------------------------
Interest income - mortgage securities....................     $1,136
Interest expense.........................................        945
                                                              ------
    Net interest income..................................        191
Fee income:
 Administrative and service fees received from                 4,155
  NovaStar Financial, Inc................................
 Other...................................................      1,271
                                                              ------
        Total Fee Income.................................      5,426
General and administrative expenses......................      5,569
                                                              ------
Net income before taxes..................................         48
Income tax expense.......................................         20
                                                              ------
Net income...............................................     $   28
                                                              ======

INDEPENDENT AUDITORS' REPORT


The Board of Directors
NovaStar Financial, Inc.:

   We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the period from September 13, 1996 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaStar Financial, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from September 13, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Kansas City, Missouri
January 30, 1998

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on the Company's Proxy Statement dated March 30, 1998, for the Annual Meeting of Shareholders to be held at 3 p.m., May 13, 1998, Crowne Plaza, 4445 Main Street, Kansas City, Missouri, 64111.

Item 11.  Executive Compensation

   Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on the Company's Proxy Statement dated March 30, 1998, for the Annual Meeting of Shareholders to be held at 3 p.m., May 13, 1998, Crowne Plaza, 4445 Main Street, Kansas City, Missouri, 64111.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on the Company's Proxy Statement dated March 30, 1998, for the Annual Meeting of Shareholders to be held at 3 p.m., May 13, 1998, Crowne Plaza, 4445 Main Street, Kansas City, Missouri, 64111.

Item 13.  Certain Relationships and Related Transactions.

   Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on the Company's Proxy Statement dated March 30, 1998, for the Annual Meeting of Shareholders to be held at 3 p.m., May 13, 1998, Crowne Plaza, 4445 Main Street, Kansas City, Missouri, 64111.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

      (1) The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

      (2) The required financial statement schedules are omitted because they are not applicable to the Company.

(b) Reports on Form 8K

      No reports on Form 8-K were filed during the last quarter of fiscal 1997.

(c) Exhibit Listing

     Exhibit
       No.                    Description of Document
       ---                    -----------------------
     3.1*     Articles of Amendment and Restatement of the Registrant

     3.2*     Articles Supplementary of the Registrant

     3.3*     Bylaws of the Registrant

     4.1*     Specimen Common Stock Certificate

     4.2*     Specimen Warrant Certificate

     10.1*    Purchase Terms Agreement, dated December 6, 1996, between the
              Registrant and the Placement Agent.

     10.2*    Registration Rights Agreement, dated December 9, 1996, between the
              Registrant and the Placement Agent.

     10.3* Warrant Agreement, dated December 9, 1996, between the Registrant and the Holders of the Warrants Acting Through the Registrant as the Initial Warrant Agent.

     10.4* Founders Registration Rights Agreement, dated December 9, 1996, between the Registrant and the original holders of Common Stock of the Registrant.

     10.5*    Commitment Letter dated October 3, 1996 from General Electric
              Capital Group accepted by the Registrant.

     10.6*    Form of Master Repurchase Agreement for mortgage loan financing

     10.7* Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar
              Mortgage, Inc. and the Registrant.

     10.8*    Employment Agreement, dated September 30, 1996, between the
              Registrant and Scott F. Hartman.



10.9*             Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance
                  Anderson.

10.10*            Promissory Note by Scott F. Hartman to the Registrant, dated December 9, 1996.

10.11*            Promissory Note by W. Lance Anderson to the Registrant, dated December 9, 1996.

10.12*            Stock Pledge Agreement between Scott F. Hartman and the Registrant, dated
                  December 9, 1996.

10.13*            Stock Pledge Agreement between W. Lance Anderson and the Registrant, dated
                  December 9, 1996.

10.14*            1996 Executive and Non-Employee Director Stock Option Plan, as last amended
                  December 6, 1996.

10.15*            Administrative Services Outsourcing Agreement, dated June 30, 1997, between the
                  Registrant and NovaStar Mortgage, Inc.

10.16*            Mortgage Loan Sale and Purchase Agreement, dated as of June 30, 1997, between the
                  Registrant and NovaStar Mortgage, Inc.

10.17*            Flow Loan Subservicing Agreement, dated as of June 30, 1997, between the Registrant and
                  NovaStar Mortgage, Inc.

10.18*            Certificate of Incorporation of NFI Holding Corporation.

10.19*            Agreement of Shareholders of Common Stock NFI Holding Corporation.

11.1              Statement regarding computation of per share earnings.

21.1*             Subsidiaries of the Registrant (set forth in "Prospectus Summary," "The Company" and
                  "Certain Transactions" in the Prospectus).

23.1*             Consent of Tobin & Tobin, a professional corporation.

23.2*             Consent of Piper & Marbury, LLP

23.3*             Consent of Jeffers, Wilson, Shaff & Falk, LLP

23.4              Consent of KPMG Peat Marwick, LLP

27.1              Financial Data Schedule

*  Previously filed.

                                    GLOSSARY

   As used in this Prospectus, the capitalized and other terms listed below have the meanings indicated.

   "Agency" means FNMA, FHLMC or GNMA.

   "CAG" means Capital Allocation Guidelines adopted by the Company's Board of Directors.

   "CMO" or "Collateralized Mortgage Obligations" means adjustable or short-term fixed-rate debt obligations (bonds) that are collateralized by mortgage loans or Pass-Through Certificates and issued by private institutions or issued or guaranteed by GNMA, FNMA or FHLMC.

   "Company" means NovaStar Financial, Inc., a Maryland corporation.

   "DER" means dividend equivalent rights, an element of the Company's stock option plan, which are granted together with certain stock options.

   "FHLMC" means the Federal Home Loan Mortgage Corporation.

   "founders" means Scott F. Hartman and W. Lance Anderson.

   "FNMA" means the Federal National Mortgage Association.

   "GNMA" means the Government National Mortgage Association.

   "Holding" means NFI Holding Corporation, a taxable affiliate of the Company.

   "ISOs" means qualified incentive stock options granted under the Stock Option Plan which meet the requirements of Section 422 of the Code.

   "Net interest spread" means the difference between the annual yield earned on interest-earning assets and the rate paid on borrowings.

   "NovaStar Mortgage" means NovaStar Mortgage, Inc., a taxable affiliate of the Company.

   "NQSOs" means Non-Qualified Stock Options, an element of the Company's stock option plan regulated by Section 422 of the Code.

   "Pass-Through Certificates" means securities (or interests therein) which are Qualified REIT Assets evidencing undivided ownership interests in a pool of mortgage loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying mortgage loans in accordance with the holders' respective undivided interests in the pool.

   "Private Placement" means the Company's private placement of Units, which closed December 9, 1996. Each Unit consists of one share of Convertible Preferred Stock and one Warrant to purchase one share of Common Stock.

   "REIT" means Real Estate Investment Trust as defined under Section 856 of the Code.

   "single family" means, with respect to mortgage loans, loans secured by one- to four-unit residential property.

   "taxable income" means for any year the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in Section 857 of the Code.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC.
(Registrant)


Date:  ---------------         By:  /s/  SCOTT F. HARTMAN
                                   ----------------------------------------
                                   Scott F. Hartman, Chairman of the Board
                                   of Directors and Chief Executive Officer


Date:  ---------------         By:  /s/  W. LANCE ANDERSON
                                   ----------------------------------------
                                   W. Lance Anderson, President,
                                   Chief Operating Officer and Director


Date:  ---------------         By:  /s/  MARK J. KOHLRUS
                                   ----------------------------------------
                                   Senior Vice President
                                   and Chief Financial Officer


Date:  ---------------         By:  /s/  RODNEY E. SCHWATKEN
                                   ----------------------------------------
                                   Rodney E. Schwatken, Vice President,
                                   Controller and Assistant Treasurer
                                   (Chief Accounting Officer)


Date:  ---------------         By:  /s/  EDWARD W. MEHRER
                                   ----------------------------------------
                                   Edward W. Mehrer, Director


Date:  ---------------         By:  /s/  GREGORY T. BARMORE
                                   ----------------------------------------
                                   Gregory T. Barmore, Director


Date:  ---------------         By:  /s/  JENNE K. BRITTELL
                                   ----------------------------------------
                                   Jenne K. Britell, Director