Form 10-Q
period 1998-03-31
NOVASTAR FINANCIAL INC
filed 1998-05-13
CIK 1025953

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________________

     Commission File Number:  001-13533

                           NovaStar Financial, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                      74-2830661
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               1901 W. 47th Place, Suite 105, Westwood, KS 66205
               -------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (913) 362-1090
                                --------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

The number of shares of the registrant's common stock outstanding as of May 10, 1998 was 8,120,543.

                           NOVASTAR FINANCIAL, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1998
                                     INDEX


                                                                  Page
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
             Balance Sheets..................................       1
             Statements of Net Income........................       2
             Statements of Cash Flows........................       3
             Notes...........................................       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................       5


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................       21

Item 2.   Changes in Securities..............................       21

Item 3.   Defaults Upon Senior Securities....................       21

Item 4.   Submission of Matters to a Vote of Security Holders       21

Item 5.   Other Information..................................       21

Item 6.   Exhibits and Reports on Form 8-K...................       21

          Signatures.........................................       22

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)
--------------------------------------------------------------------------------


                                              March 31, 1998   December 31, 1997
                                                (unaudited)
Assets
     Cash and cash equivalents                    $    3,878       $     --
     Restricted cash                                  23,809           20,424
     Available-for-sale securities:
       Mortgage securities                           407,254          517,246
       Other                                          19,911             --
     Mortgage loans                                  757,341          574,984
     Accrued interest receivable                       8,870            7,088
     Investment in NFI Holding Corporation             1,847            2,188
     Other assets                                     10,809            4,322
                                                  ----------       ----------

               Total assets                       $1,233,719       $1,126,252
                                                  ==========       ==========

Liabilities and Stockholders' Equity
     Liabilities:
     Repurchase agreements                        $  647,979       $  556,443
     Collateralized mortgage obligations             429,281          408,867
     Warehouse line of credit                         34,360           40,250
     Accounts payable and accrued expenses             6,301            4,203
                                                  ----------       ----------
               Total liabilities                   1,117,921        1,009,763


Stockholders' equity:
     Capital stock, $0.01 par value, 50,000,000
       shares authorized:
       Common stock, 8,120,543 and 7,828,665
       shares issued and outstanding,
       respectively                                       81               78
       Additional paid-in capital                    121,428          117,084
         Accumulated deficit                          (4,017)          (2,859)
         Accumulated comprehensive income                245            4,353
         Forgivable notes receivable from
         founders                                     (1,939)          (2,167)
                                                  ----------       ----------

               Total stockholders' equity            115,798          116,489
                                                  ----------       ----------

     Total liabilities and stockholders' equity   $1,233,719       $1,126,252
                                                  ==========       ==========


See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(unaudited; in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                             For the Three Months
                                                                Ended March 31,
                                                          --------------------------
                                                             1998            1997
Interest income:
     Mortgage loans                                       $   14,550      $    1,803
     Mortgage securities                                       9,364             573
                                                          ----------      ----------

Total interest income                                         23,914           2,376
Interest expense                                              18,442           1,262
                                                          ----------      ----------

Net interest income                                            5,472           1,114
Provision for credit losses                                    1,076             170
                                                          ----------      ----------

Net interest income after provision for credit losses          4,396             944

Other income                                                     364              82

Equity in net loss of NFI Holding Corporation                   (271)           (364)

General and administrative expenses:
     Administrative and loan services
     provided by NovaStar Mortgage, Inc.                       2,130              --
     Compensation and benefits                                   488             285
     Forgiveness of notes receivable from founders               271              --
     Office administration                                       103              27
     Professional and outside services                            56              69
     Loan servicing                                               44              36
     Other                                                       118              51
                                                          ----------      ----------

     Total general and administrative expenses                 3,210             468
                                                          ----------      ----------

Net income                                                $    1,279      $      194
                                                          ==========      ==========

Basic earnings per share                                  $     0.16      $     0.05
                                                          ==========      ==========

Diluted earnings per share                                $     0.15      $     0.05
                                                          ==========      ==========

Dividends declared per share                              $     0.30      $     0.05
                                                          ==========      ==========

Basic weighted average shares outstanding                  7,854,779       3,766,665
                                                          ==========      ==========

Diluted weighted average shares outstanding                8,660,374       3,805,825
                                                          ==========      ==========


See notes to consolidated financial statements.

   NOVASTAR FINANCIAL, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited; in thousands)

   --------------------------------------------------------------------------------------------------------------
                                                                                         For the Three Months
                                                                                           Ended March, 31
                                                                                     ----------------------------
                                                                                        1998              1997
   Net cash provided by operating activities                                         $  (3,241)        $  16,975

   Cash flow from investing activities:
   Purchases of available-for-sale securities                                         (293,992)          (16,827)
   Settlement of amounts to brokers                                                          -           (13,255)
   Proceeds from sales of available-for-sale securities                                315,573                 -
   Proceeds from paydowns on and maturities of available-for-sale securities            63,892               977
   Investment in NFI Holding Corporation                                                     -            (1,980)
   Mortgage loans purchased from NovaStar Mortgage, Inc.                              (208,632)          (12,983)
   Mortgage loans purchased from others                                                      -          (167,667)
   Mortgage loan repayments                                                             24,039               338
                                                                                     ---------         ---------

   Net cash used in investing activities                                               (99,120)         (211,397)

   Cash flow from financing activities:
   Exercise of stock options                                                             4,347                 -
   Net borrowings under repurchase agreements and warehouse line                        85,646           150,576
   Net change in restricted cash                                                        (3,385)                -
   Proceeds from issuing collateralized mortgage obligations                            50,000                 -
   Payments on collateralized mortgage obligations                                     (29,586)                -
   Additional private placement offering costs                                               -               (48)
   Dividends paid                                                                         (783)                -
                                                                                     ---------         ---------

   Net cash provided by financing activities                                           106,239           150,528
                                                                                     ---------         ---------

   Net increase (decrease) in cash and cash equivalents                                  3,878           (43,894)
   Cash and cash equivalents, beginning of period                                            -            46,434
                                                                                     ---------         ---------

   Cash and cash equivalents, end of period                                          $   3,878         $   2,540
                                                                                     =========         =========

   Supplemental disclosure of cash flow information:
   Cash paid for interest                                                            $  18,543         $   1,056
                                                                                     =========         =========

   Dividends payable                                                                 $   2,436         $     178
                                                                                     =========         =========

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998
--------------------------------------------------------------------------------

Note 1.  Financial Statement Presentation

     The consolidated financial statements as of and for the periods ended March 31, 1998 and 1997 are unaudited. In the opinion of management all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the balance sheets and results of operations, have been made. The consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and the Notes thereto, included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     The Company owns 100 percent of the common stock of three special purpose entities--NovaStar Assets Corporation, NovaStar Certificates Financial Corporation and NovaStar Mortgage Funding Corporation. The Company formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company owns 100 percent of the preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding. The founders of the Company own the voting common stock of Holding. NovaStar Mortgage is a wholly owned subsidiary of Holding. Certain key officers of the Company serve as officers of Holding and NovaStar Mortgage and the founders of the Company are the only members of the Board of Directors of Holding and NovaStar Mortgage. The Company accounts for its investment in Holding using the equity method.

Note 2.  Comprehensive Income

     Effective January 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Currently, the only component of comprehensive income for the Company is the net change in the unrealized gain
(loss) on available-for-sale securities. The adoption of SFAS No. 130 did not result in an adjustment to assets, liabilities, stockholders' equity or net income. The consolidated financial statements of the Company as of and for the year ended December 31, 1997 are comparable to those as of March 31, 1998. However, the caption for comprehensive income has appropriately been identified.

     Following is a summary of comprehensive income for the three months ended March 31, 1998 and 1997.

                                                                      For the Three Months
                                                                        Ended March, 31
                                                                      --------------------
                                                                        1998       1997
Net income..........................................................    $1,279      $194
Other comprehensive income--net change in unrealized
  gain (loss) on available-for-sale securities......................    (4,108)      (68)
                                                                       -------      ----
Comprehensive income (loss).........................................   ($2,829)     $126
                                                                       =======      ====

Note 3. Subsequent Event

     On April 30, 1998, the Company issued asset-backed bonds generating proceeds of $300 million. The bonds are collateralized by mortgage loans owned by the Company aggregating $303 million, of which $54 million must be added by June 25, 1998. The transaction will be accounted for as a secured financing arrangement and, therefore, the mortgage loans and bond obligations will be recorded in the consolidated financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding Consolidated Financial Statements of the Company and the Notes thereto as well as the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Safe Harbor Statement

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (the Company) and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties.

Basis of Presentation

     The Company owns 100 percent of the common stock of NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. These entities were established as special purpose entities used in the Company's issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the financial condition and results of operations of these three entities.

     The Company owns 100 percent of the non-voting preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding. Scott Hartman and Lance Anderson, the Company's founders, own the voting common stock of Holding. NovaStar Mortgage is a wholly owned subsidiary of Holding. Certain key officers of the Company serve as officers of Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of Holding and NovaStar Mortgage. The Company accounts for its investment in Holding using the equity method.

Forgivable Notes Receivable from Founders

     The Company's founders received 216,666 units upon closing of the 1996 private placement. A unit consisted of one share of convertible preferred stock and one common stock warrant. The founders delivering forgivable promissory notes made payment for these units. Principal on these notes will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in the Company's stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal period that the Company generates a return of 15 percent to investors in the private placement. All three tranches will be forgiven if the Company generates a 100 percent return. For the period from the closing of the private placement through December 31, 1997, the Company generated a return exceeding 15 percent and the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. The Company has recorded a non-cash charge of $271,000 to earnings during the three months ended March 31, 1998 for the anticipated forgiveness of the second tranche.

Financial Condition

   For the quarter ended March 31, 1998 , NovaStar Mortgage originated 2,033 wholesale loans with an aggregate principal amount of $208 million. NovaStar Mortgage began originating loans in February 1997. Since that date, the Company
has purchased all loans originated by NovaStar Mortgage.   In addition, during
the first five months of 1997, the Company also acquired several bulk pools of
subprime mortgage loans.   Table I is a summary of wholesale loan originations
and bulk acquisitions. Table II is a detailed analysis of wholesale loan originations.

Table I
Wholesale Loan Originations (A) and Bulk Acquisitions
Three Months Ended March 31, 1998 and Year Ended December 31, 1997 (dollars in thousands)
------------------------------------------------------------------------------------------
                     Wholesale Originations(A)    Bulk Acquisitions           Total
                     ---------------------------------------------------------------------
                      Number         Principal    Number   Principal    Number   Principal
                     Of Loans         Amount     of Loans   Amount     of Loans   Amount
1998:
  First quarter.....   2,033          $207,976        --          --     2,033    $207,976

1997:
  Fourth quarter....   1,552          $183,012        --    $     --     1,552    $183,012
  Third quarter.....   1,025           136,582        --          --     1,025     136,582
  Second quarter....     509            77,692       530      49,808     1,039     127,500
  First quarter.....      68            12,688     1,422     157,432     1,490     170,120
                       -----          --------     -----    --------     -----    --------
1997 total..........   3,154          $409,974     1,952    $207,240     5,106    $617,214
                       =====          ========     =====    ========     =====    ========

--------------
(A)  Loans originated by NovaStar Mortgage and purchased by the Company.

Table II
Wholesale Loan Originations (A)
Three Months Ended March 31, 1998 and Year Ended December 31, 1997 (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                          Weighted Average
                                                                   -------------------------------
                                           Average                                                      Percent with
                      Number                Loan     Price Paid    Loan-to-     Credit                   Prepayment
                     Of Loans  Principal   Balance   to Broker      value     Rating (B)    Coupon        Penalty
1998:
  First quarter.....   2,033    $207,976    $102       101.4         81%         4.45        9.93%          65%


1997:
  Fourth quarter....   1,552    $183,012    $118       101.6         81          4.32       10.09%          71%
  Third quarter.....   1,025     136,582     133       101.6         79          4.21       10.12           66
  Second quarter....     509      77,692     153       102.1         77          4.23       10.17           84
  First quarter.....      68      12,688     187       102.3         75          4.22        9.64           78
                       -----    --------
1997 total..........   3,154    $409,974    $130       101.7         79%         4.26       10.10%          73%
                       =====    ========    ====

--------------
(A)  Loans originated by NovaStar Mortgage and purchased by the Company.
(B)  AA=6, A=5, A-=4, B=3, C=2, D=1

     Subprime mortgage loans compose 65 percent of the mortgage assets owned by the Company as of March 31, 1998 compared with 51 percent at December 31, 1997. Our subprime borrowers include individuals that do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have substantial equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their monthly payments. The worse their credit has been or the fewer documents the borrower can produce to support income, the lower a credit grade is assigned to the borrower. NovaStar Mortgage underwrites the loans acquired by the Company using guidelines that have been approved by the Company.

Table III is a presentation of loans as of March 31, 1998 and their credit grades.

Table III
Mortgage Loans by Credit Grade
March 31, 1998 (dollars in thousands)
----------------------------------------------------------------------------------------------
                                           Maximum                   Weighted      Weighted
                          Allowed          Loan-to-       Current    Average        Average
Credit Rating          Mortgage Lates       value        Principal    Coupon     Loan-to-value
----------------------------------------------------------------------------------------------
AA..................        0 x 30              95%       $ 61,340      9.52%        84.2%
A...................        1 x 30              90         308,789      9.88         78.9
A-..................        2 x 30              90         185,539     10.19         79.6
B...................    3 x 30, 1 x 60          85         120,890     10.48         77.1
C...................    5 x 30, 2 x 60,
                            1 x 90              80          50,129     11.09         72.6
D...................    6 x 30, 3 x 60,
                            2 x 90              65          13,501     12.05         63.0
                                                          --------

  Total.............                                      $740,188     10.15%        78.5%
                                                          ========     =====         ====

     Table IV is a summary of loans originated by NovaStar Mortgage (and subsequently acquired by the Company) by state. The Company's portfolio continues to become more geographically diversified. Even though California continues to be the leader in dollar volume originations, Florida was the leader in number of loans originated during the first quarter of 1998. Florida loan originations during the three months ended March 31, 1998 were 289 versus 187 in California. Table V is a summary of all mortgage loans owned by the Company as of March 31, 1998 by state.

Table IV                                                                      Table V
Mortgage Loan Originations By State                                           Mortgage Loans By State
Three Months Ended March 31, 1998 and Year Ended December 31, 1997            As of March 31, 1998
-----------------------------------------------------------------------       ------------------------------------
                                          Percent of Total                                                Percent
                                     Originations during Quarter                                            of
                              -----------------------------------------                                  Portfolio
                                1998                 1997
                                        -------------------------------
                                                                                    Collateral
Collateral Location             First   Fourth   Third   Second   First              Location
California..................      15%      19%     24%      26%     40%       California.............       24%
Florida.....................      12        9      10        8       1        Florida................        9
Washington..................       7        8      11       16      15        Washington.............        8
Nevada......................       6        5       4        2      --        Utah...................        5
Oregon......................       5        6       6        9       7        Oregon.................        5
Michigan....................       5        5       3       --      --        Texas..................        4
Maryland....................       4        5       6        5      13        All other states.......       45
Utah........................       3        6       6        9      13
Texas.......................       3        3       4        7       2
Oklahoma....................       1        1       1        2       5
Virginia....................       2        5       6        2      --
All other states............      37       28      19        4       4

     The Company has been an active investor in mortgage securities issued by Government-sponsored entities. During the three months ended March 31, 1998, the Company acquired mortgage securities with an aggregate cost of 273.9 million and sold securities generating proceeds $315.6 million. As of March 31, 1998, the carrying value of the mortgage securities totaled $407.3 million compared with $517.2 million as of December 31, 1997. Tables VI and VII are summaries of the securities acquired during the first quarter of 1998 and 1997 by quarter and the portfolio as of March 31, 1998.

Table VI
Mortgage Security Acquisitions

Three Months Ended March 31, 1998 and Year Ended December 31, 1997 (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                                          Net        Weighted
                                                                                        Price to     Average
                                                 Principal       Premium   Discount       Par         Coupon
1998:
First quarter:
   Federal National Mortgage Association.......    $ 40,929      $  444   $    --        101.1         6.12%
   Government National Mortgage Association....     229,130       3,726      (364)       101.5         6.39

1997:
Fourth quarter:
   Federal National Mortgage Association.......      46,779       1,856                  104.0         8.00
   Government National Mortgage Association....     233,546       2,649    (1,457)       100.5         5.74
Third quarter:
   Federal Home Loan Mortgage Corporation......       2,202          87        --        104.0         7.40
Second quarter:
   Federal National Mortgage Association.......     247,219       5,174        --        102.1         7.48
   Federal Home Loan Mortgage Corporation......     102,083       2,450        --        102.4         6.90
First quarter:
   Federal National Mortgage Association.......       7,491         231        --        103.1         7.57
   Government National Mortgage Association....       8,931         174        --        101.9         7.13

Table VII
Mortgage Security Portfolio
As of March 31, 1998 (in thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                              Gross
                                                                 ------------------------------
                                                                 Unamoritized        Unaccreted        Amortized
                                                    Principal       Premium           Discount           Cost
Federal National Mortgage Association..........     $260,340         $6,308            $  --            $266,648
Government National Mortgage Association.......      135,698            448             (933)            135,213
Federal Home Loan Mortgage Corporation.........        4,863            167               --               5,030
                                                    --------         ------            -----            --------
                                                    $400,901         $6,923            $(933)           $406,891
                                                    ========         ======            =====            ========

     Loans originated through the lending operations of NovaStar Mortgage have typically been funded through a $50 million warehouse line with First Union National Bank under which the Company and NovaStar Mortgage are co-borrowers. The Company also has a $300 million master repurchase line with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation and a $200 million master repurchase line with Bear Stearns. Management is negotiating with other reputable dealers for additional financing arrangements. During 1997, funds borrowed under the agreement with Merrill Lynch were used to acquire some of the largest pools of mortgage loans acquired by the Company. Funds borrowed against the master repurchase agreement are also used to buy loans from NovaStar Mortgage. Management expects to continue using this method for the short-term financing of its mortgage lending operation.

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

     Table VIII displays the amounts outstanding under borrowing arrangements as of March 31, 1998.

Table VIII
Borrowings
March 31, 1998 (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                     As of  March 31, 1998
                                                             -------------------------------------
                                                                           Weighted                    Average Daily
                                                               Weighted    Days to                   Balance During the
                                                               Average     Reset or                  Three Months Ended
                                                                 Rate      Maturity      Balance       March 31, 1998
Repurchase agreements secured by mortgage securities ....        5.80%         50       $ 414,573         $589,267
Master repurchase agreement secured by mortgage loans ...        6.40          31         233,406          136,145
                                                                                        ---------
     Total repurchase agreements ........................                                 647,979
Warehouse line of credit.................................        6.74       Demand         34,360           27,173
                                                                                        ---------
     Total borrowings ...................................                               $ 682,339
                                                                                        =========

     On a long-term basis, the Company finances its mortgage loans using collateralized mortgage obligations (CMOs). Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. CMOs are outstanding as long as the mortgage loans are outstanding. However, under the CMOs issued by NovaStar, the Company has the right to reacquire the mortgage loans collateralizing the CMO when certain events occur. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently. Table IX displays the amounts outstanding under collateralized mortgage obligations as of March 31, 1998.

     On April 30, 1998, the Company issued its third CMO in a public transaction. Mortgage loans with an aggregated principal balance of $303 million serve as collateral for $300 million in CMO bonds. The terms of this CMO are similar to those displayed below.

Table IX
Collateralized Mortgage Obligations
March 31, 1998 (dollars in thousands)


---------------------------------------------------------------------------------------------------------
                                   Collateralized
                                      Mortgage                   Underlying Mortgage Loans
                                     Obligation
                                   --------------  ------------------------------------------------------
                                                                                              Estimated
                                                                   Weighted    Weighted       Weighted
                                     Remaining     Interest Rate   Carrying     Average    Average Months
                                     Principal                       Value      Coupon      to Maturity
NovaStar Home Equity Series:
  Issue 1997-1                       $229,165           5.98%      $243,038     10.34%            30
  Issue 1997-2                        202,149           5.94        212,038     10.22             33
Debt issuance costs, net               (2,033)                            -
                                     --------                      --------
                                     $429,281                      $455,076
                                     ========                      ========

     In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their mortgages. This is particularly true for subprime borrowers who are seeking to upgrade their credit rating to obtain a lower interest rate. Table X displays the historical prepayment speeds for mortgage loans collateralizing the Company's CMOs.

Table X
Prepayment Speed
--------------------------------------------------------------------------------

                                                 Constant Prepayment Rate (Annual Percent)
                                   -------------------------------------------------------------------
                                              One-month     Three-month    Twelve-month        Life
As of March 31, 1998
NovaStar Home Equity Series:
 1997-1............................             35.8          26.6               --            25.0
 1997-2............................             12.8           9.1               --            10.7
As of December 31, 1997
NovaStar Home Equity Series:
 1997-1............................             18.6          15.7               --            15.7
 1997-2............................             10.5            --               --            10.5

     Tables XI summarizes mortgage assets activity quarterly during 1998 and 1997 and Table XII details premium as a percent of principal by quarter for 1998 and 1997.

Table XI
Mortgage Assets Activity

---------------------------------------------------------------------------------------------------------------------------
                                        Mortgage Loans                 Mortgage Securities                 Total
                                   -------------------------    ------------------------------   --------------------------
                                    Principal       Premium        Principal          Premium       Principal       Premium

Balance, January 1, 1997.......      $     --        $    --        $ 12,821          $   434     $   12,821        $   434
Acquisitions...................       170,120         10,530          16,422              405        186,542         10,935
Principal repayments and
 amortization..................          (338)           (53)           (977)             (28)        (1,315)           (81)
                                     --------        -------        --------          --------    -----------       -------

Balance, March 31, 1997........       169,782         10,477          28,266              811        198,048         11,288
Acquisitions...................       127,500          4,100         349,302            7,624        476,802         11,724
Principal repayments and
 amortization..................        (6,989)          (420)         (2,332)            (133)        (9,321)          (553)
Dispositions...................            --             --         (98,267)          (2,309)       (98,267)        (2,309
                                     --------        -------        --------          --------    -----------       -------

Balance, June 30, 1997.........       290,293         14,157         276,969            5,993        567,262         20,150
Acquisitions...................       136,582          2,449           2,202               87        138,784          2,536
Principal repayments and
 amortization..................       (22,227)          (913)        (19,291)            (383)       (41,518)        (1,296)
                                     --------        -------        --------          --------    -----------       -------

Balance, September 30, 1997....       404,648         15,693         259,880            5,697        664,528         21,390
Acquisitions...................       183,012          3,314         280,325            3,048        463,337          6,362
Principal repayments and
 amortization..................       (28,224)        (1,146)        (26,095)            (363)       (54,319)        (1,509]
Dispositions...................            --             --          (9,263)            (177)        (9,263)          (177)
                                     --------        -------        --------          --------    -----------       -------

Balance, December 31, 1997.....       559,436         17,861         504,847            8,205      1,064,283         26,066
Acquisitions...................       204,791          3,323         270,059            3,806        474,850          7,129
Principal repayments and
 amortization..................       (24,039)        (1,160)        (63,892)            (731)       (87,931)        (1,891)
Dispositions...................            --             --        (310,113)          (5,294)      (310,113)        (5,294)
                                     --------        -------        --------          --------    -----------       -------

Balance, March 31, 1998........      $740,188        $20,024       $ 400,901          $ 5,990     $1,141,089       $ 26,010
                                     ========        =======       =========          =======     ==========       ========

Table XII
Premium as a Percent of Principal

-----------------------------------------------------------------------------------------

                                                                                  Total
                                                Mortgage        Mortgage        Mortgage
                                                  Loans        Securities        Assets
As of:
 March 31, 1998..............................     2.71%          1.49%             2.28%
 December 31, 1997...........................     3.19           1.63              2.45
 September 30, 1997..........................     3.88           2.19              3.22
 June 30, 1997...............................     4.88           2.16              3.55
 March 31, 1997..............................     6.17           2.87              5.70

Results of Operations--Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net Loss

     During the three months ended March 31, 1998, the Company recorded net income of $1,279,000, a diluted $0.15 per share, compared with net income of $194,000, a diluted $0.05 per share, for the three months ended March 31, 1997. Excluding the forgiveness of the notes receivable from founders, the Company's net income for the first quarter of 1998 was $1,550,000--a diluted $0.18 per share.

Net Interest Income

     Interest Income. The Company had average interest-earning assets of $1.2 billion during the three months ended March 31, 1998, including $619.7million of mortgage loans and $582.3 million of mortgage securities compared with average interest-earning assets of $190.3 million during the three months ended March 31, 1997. During the three months ended March 31, 1998, mortgage loans earned $14.6 million, or a yield of 9.4 percent, compared with $1.8 million, or a yield of 9.3 percent for the three months ended March 31, 1997. Mortgage securities earned $9.4 million for the three months ended March 31, 1998, or a yield of 6.4 percent, compared with $573,000, or a yield of 6.15 percent for the three months ended March 31, 1997. In total, assets earned $23.9 million, or an 8.0 percent yield for the three months ended March 31, 1998. During the three months ended March 31, 1997, assets earned $2.4 million or an 8.3 percent yield.

     A substantial portion of the mortgage assets owned by the Company have interest rates that fluctuate with short-term market interest rates. However, many of these assets have initial coupons lower than current market rates ("teaser" rates). Rates on the Company's assets are expected to increase to their full potential as the assets "season". Table XIII is a summary of the Company's mortgage assets by type, presenting their current and fully indexed weighted-average coupons.

Table XIII
Mortgage Assets by Product/Type and Weighted Average Coupon
March 31, 1998 (dollars in thousands)
--------------------------------------------------------------------------

                                                                 Weighted Average
                                                                      Coupon
                                                               --------------------
                                                Outstanding                  Fully
                Product/Type                     Principal     Current      Indexed
Mortgage loans:
   Two and three year fixed/adjustable
   thereafter.................................  $  433,432      10.21%       11.41%
   Fixed rate (30 Yr, 15 Yr, 30/15)...........     181,261      10.21           --
   Other (1 year CMT, 6 month LIBOR)..........     125,495      10.01        11.63
                                                ----------
            Total mortgage loans..............     740,188
Mortgage securities issued by:
   Federal National Mortgage Association......     260,430       7.36         7.60
   Government National Mortgage...............     135,698       5.49         6.87
   Association...........................
   Federal Home Loan Mortgage Corporation.....       4,863       7.64         7.47
                                                ----------
            Total mortgage securities.........     400,991
                                                ----------

Total                                           $1,141,179
                                                ==========

     The Company acquires substantially all of its mortgage assets at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. During the first quarter of 1998, the Company experienced higher prepayments on its agency security portfolio than in previous quarters. See Tables X, XI and XII for the dollar impact of principal payments on amortization.

     To mitigate the effect of prepayments on interest income from mortgage loans, the Company generally strives to acquire mortgage loans that have some form of prepayment penalty. Table XIV is an analysis of mortgage loans and prepayment penalties. Prepayments on mortgage loans of the Company have been consistent with expectations.

Table XIV
Mortgage Loan Prepayment Penalties
March 31, 1998 (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                         Weighted Average
                                                                            -----------------------------------------
                                                                                                  Prepayment Penalty
                                                                                                   Period (in years)
                                                            Percent with                                       Loans
                                      Current                Prepayment              Loan-to-      All          with
                                     Principal   Premium      Penalty      Coupon     value       Loans       Penalty

Loans collateralizing NovaStar
Home Equity Series (CMO):
  1997-1......................        $233,031   $11,482         69%       10.34%       75%        1.3          1.9
  1997-2......................         209,953     3,414         68        10.22        78         1.5          2.2
All other loans...............         297,204     5,128         57         9.94        82         1.7          2.9
                                      --------   --------

Total.........................        $740,188   $ 20,024        64        10.15        79         1.5          2.4
                                      ========   ========

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

     Interest Expense. The cost of borrowed funds for the Company was $18.4 million during the three months ended March 31, 1998, or 6.2 percent of average borrowings, compared with $1.3 million for the three months ended March 31, 1997, or 6.4 percent of average borrowings. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the three months ended March 31, 1998, the one-month LIBOR averaged 5.65 percent compared with 5.46 percent for the three months ended March 31, 1997. As with interest income, the Company's cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

     Table XV presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended March 31, 1998.

Table XV
Interest Analysis
Three Months Ended March 31, 1998 (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                       Mortgage Loans                          Mortgage Securities
                                         ---------------------------------------    --------------------------------------
                                                          Interest    Annual                      Interest      Annual
                                              Average     Income/     Yield/         Average      Income/       Yield/
                                              Balance     Expense      Rate          Balance      Expense       Rate
  Mortgage Assets                            $619,666     $14,550      9.39%        $582,264       $9,364        6.43%
                                             ========                               ========
  Liabilities
     Repurchase agreements...............    $136,145       2,303      6.77%         589,267        8,601        5.84%
     Collateralized mortgage obligations      435,940       7,214      6.62               --           --          --
     Other borrowings....................      27,173         324      4.77               --           --          --
                                             --------     -------                   --------       ------
        Total borrowings.................    $599,258       9,841      6.57         $589,267        8,601        5.84
                                             ========     -------                   ========       ------
  Net interest income....................                 $ 4,709                                  $  763
                                                          =======                                  ======
  Net interest spread....................                              2.82%                                     0.59%
  Net yield..............................                              3.04%                                     0.52%

     Net Interest Income and Spread. Net interest income during the three months ended March 31, 1998 was 5.5 million or 1.82 percent of average interest-earning assets, compared with 1.1 million, or 3.70 percent of average interest-earning assets during the three months ended March 31, 1997. Net interest spread for the Company was 1.75 percent during the three months ended March 31, 1998 compared with 1.81 percent during the three months ended March 31, 1997. Net interest income and the spread are functions of the yield of the Company's assets relative to its costs of funds. The cost of funds has remained relatively low and stable. This lower cost of funds offsets, to some degree, the lower yield on "teased" assets discussed above. The volume of assets and liabilities and how well the Company manages the spread between earnings on assets and the cost of funds will dictate future net interest income.

     Impact of Interest Rate Agreements. The Company has entered into certain interest rate agreements and financial futures contracts designed to mitigate exposure to interest rate risk. Interest rate cap agreements require the Company to pay a monthly fixed premium while allowing it to receive a rate that adjusts with LIBOR, when rates rise above a certain agreed-upon rate. Other agreements executed by the Company are simple fixed to floating interest rate swaps. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. During the three months ended March 31, 1998, the Company incurred net interest expense on these agreements of $647,000, which is included as a component of interest expense. The net interest expense for the three months ended March 31, 1997 was $52,000. Table XVI details the Company's interest rate agreements as of March 31, 1998 (dollars in thousands):

Table XVI
Interest Rate Agreements
As of March 31, 1998 (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Weighted Average
                                                                                      ---------------------
                                             Unrealized     Weighted             Interest Rate       Accrued Interest
                                Notional   --------------   Days to    Cap   ---------------------  -------------------
                                 Value     Gains   Losses   Maturity  Rate   Receivable   Payable   Receivable  Payable
Interest rate swap agreements
    --fixed rate pay             $313,000  $  221  $2,018      779    NA           5.66%     6.21%      $1,258   $1,347

Interest rate cap agreements      370,000   1,937       -      879    5.93%          NA        NA           -        -
                                 --------  ------  ------
                                 $683,000  $2,158  $2,018
                                 ========  ======  ======

Gains and Losses on Securities Sales

     The Company classifies its securities as available-for-sale because management may deem it appropriate to sell securities, from time to time, to reallocate the Company's capital. Since inception, the Company has not sold any mortgage loans. The Company's principal strategy is to hold and service mortgage loans in order to earn the spread over the life of the loans. During the three months ended March 31, 1998, the Company recognized $92,000 in net gains on sales of mortgage securities.

Provisions for Credit Losses

     The Company provides regular reserves for credit losses, including principal and interest, on its mortgage loans. Management continuously evaluates the potential for credit losses for mortgage loans held in its portfolio. Since the Company has limited actual performance history for its loan portfolio, losses have been provided for primarily based on general industry trends and on the judgement of management. The Company believes that loan defaults occur throughout the life of a loan or group of loans. As a result, provisions for credit losses are recorded against income over the estimated life of the loans, rather than immediately upon acquisition of the loan. During the three months ended March 31, 1998, the Company provided $1.1 million for credit losses, compared with $70,000 during the three months ended March 31, 1997.

     The Company charges off a loan when in management's best judgment the loan is uncollectable. In addition, the Company will charge off a loan to the lower of cost or market when it takes title of the property collateralizing the loan. As the portfolio seasons, management expects the actual loss rate to increase. Table XVII is a rollforward of the reserve for credit losses during 1998 and 1997.

Table XVII
Rollforward of Reserve for Credit Losses
Three Months Ended March 31, 1998 and Year Ended December 31, 1997

-----------------------------------------------------------------------------------------------------------------------
                                               1998                                   1997
                                                        -------------------------------------------------------------
                                             March 31      December 31      September 30       June 30      March 31
Beginning balance                             $2,313         $1,444            $  718          $  170       $  --
  Provision for credit losses..........        1,076          1,009               726             548          170
  Amounts charged off..................         (518)          (140)               --              --          --
                                              ------         ------            ------          ------       ------
Ending Balance.........................       $2,871         $2,313            $1,444          $  718       $  170
                                              ======         ======            ======          ======       ======

     Table XVIII is a summary of delinquent loans as of March 31, 1998 and 1997 by quarter. The low level of delinquencies is reflective of the short amount of time loans originated or acquired by the Company have been outstanding. Higher rates of delinquency are expected in the future and management has established, in its opinion, the appropriate staff and policies to monitor delinquencies.

     Other information regarding the credit quality of the Company's mortgage loans are provided in Tables III, IV and V.

Table XVIII
Loan Delinquencies (60 days and greater)
Quarter Ended March 31, 1998 and Year Ended December 31, 1997(A)
-------------------------------------------------------------------------------

                                                                                1997
                                            March 31,    --------------------------------------------------
                                              1998       December 31    September 30    June 30    March 31
Mortgage loans collateralizing NovaStar
Home Equity series (CMO):
 1997-1 (Issued October 1, 1997).......       4.39%         3.91%             --           --         --
 1997-2 (Issued December 11, 1997).....       2.23          1.03              --           --         --
All other mortgage loans...............       2.27          2.62            1.73%        1.04%        --
----------------

(A)  Includes loans in foreclosure or bankruptcy.

General and Administrative Expenses

     General and administrative expenses for the three months ended March 31, 1998 and March 31, 1997 are provided in table XIX. Table XX displays the relationship of portfolio expenses to net interest income during the three months ending March 1998 and 1997 by quarter.

Table XIX
General and Administrative Expenses
Quarter Ended March 31, 1998 and March 31, 1997 (dollars in thousands)
-------------------------------------------------------------------------------

                                                                      Quarter Ended             Quarter Ended
                                                                      March 31, 1998           March 31, 1997
                                                                             Percent of              Percent of
                                                                            Net Interest            Net Interest
                                                                               Income                  Income
Loan servicing............................................        $  674        12.3%       $ 36         3.2%
Compensation and benefits.................................           488         8.9         285        25.6
Professional and outside services.........................            56         1.0          69         6.2
Office administration.....................................           103         1.9          27         2.4
Other.....................................................           118         2.2          51         4.6
                                                                  ------                    ----
Total portfolio-related expenses                                   1,439        26.3%        468        42.0%
Forgiveness of notes receivable from founders.............           271                      --
Administrative services provided by NovaStar Mortgage.....         1,500
                                                                  ------                    ----
 Total....................................................        $3,210                    $468
                                                                  ======                    ====

Table XX
Portfolio Related Expenses as a
Percent of Net Interest Income
Three Months Ended March 31, 1998 (dollars in thousands)
--------------------------------------------------------

                                                Percent of Net
                                                Interest Income
1998:
First quarter................................        26.3%
1997:
Fourth quarter...............................        65.9
Third quarter................................        36.3
Second quarter...............................        62.1
First quarter................................        42.0

     The administrative services provided by NovaStar Mortgage includes a monthly fee in which the Company pays NovaStar Mortgage for certain services, including the development of loan products, underwriting, funding, and quality control. The Company did not begin paying NovaStar Mortgage the administrative service fees until June of 1997.

     Compensation and benefits include employee base salaries, benefit costs and incentive bonus awards. The increase in compensation and benefits for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 is due to the majority of the Company's staff being hired after the first quarter of 1997. In addition, during the first quarter of 1998 the Company charged $271,000 to earnings for the anticipated forgiveness of founders' debt, as mentioned earlier in the Forgivable Notes Receivable from Founders section of this document. No debt forgiveness was recognized during the same period of 1997.

     Loan servicing consists of direct costs associated with the mortgage loan servicing operation. The fee the Company pays for servicing its mortgage loan portfolio is based on volume as well as number of delinquencies and foreclosures. During the first quarter of 1997, the Company contracted the servicing of its mortgage portfolio with an independent third party. Beginning July 15, 1997, NovaStar Mortgage began servicing the Company's mortgage loan portfolio. The increase in loan servicing during the three months ended March 31, 1998 compared with March 31, 1997 is largely attributable to the significant growth in the Company's mortgage loan portfolio during the period ended March 31, 1998 compared with March 31, 1997.

     Professional and outside services include the cost of contract labor, as well as fees for legal and accounting services. The decrease in this expense is due primarily to the Company being less dependent on contract labor services. In addition, the Company incurred legal costs in the first quarter of 1997 in negotiating various contracts for financing and other arrangements in the normal course of business.

     Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. The increase in office administration during the three months ended March 31, 1998 is largely attributable to the significant growth in number of employees. As mentioned earlier, the majority of the Company's staff was hired after the first quarter of 1997.

Earnings of NFI Holding Corporation

     For the quarter ended March 31, 1998, Holding recorded a net loss of $274,000 compared with $368,000 for the quarter ended March 31, 1997, of which the Company recorded its portion. Income generated by Holding is a function of the fees earned by NovaStar Mortgage relating to the origination of loans for the Company. General and administrative expenses consist largely of compensation and benefits for the marketing, underwriting, funding and servicing staffs. NovaStar Mortgage incurs significant general and administrative expenses in generating loan production and servicing loans. Going forward, management expects the general and administrative expenses of NovaStar Mortgage to vary and increase, as a general rule, with loan production. Fees received from the Company will also generally vary dependent upon the volume of loans acquired from NovaStar Mortgage relative to the extent of services provided.

     Table XXI is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

Table XXI
Cost of Loan Production NovaStar Mortgage, Inc.
Three Months Ended March 31, 1998 and Year Ended December 31, 1997 (dollars in thousands)
---------------------------------------------------------------------------------------------------
                                             1998                          1997
                                            -------------------------------------------------------
                                             First       Fourth      Third      Second       First
                                            Quarter     Quarter     Quarter     Quarter     Quarter
Total costs of loan production.........       3,079     $  2,096    $  1,938    $ 1,401     $   410

Wholesale loan origination -- principal     207,974      183,012     136,582     77,692      12,688
Premium paid to broker.................       2,935        2,896       2,119      1,618         295
                                            -------     --------    --------    -------     -------

Total acquisition cost (A).............     213,988     $188,004    $140,639    $80,711     $13,393
                                            =======     ========    ========    =======     =======


Costs of loan production as a percent
 of principal..........................         1.5%         1.1%        1.4%       1.8%        3.2%
                                              =====        =====       =====      =====       =====

Premium paid to broker as a percent
 of principal..........................         1.4%         1.6%        1.6%       2.1%        2.3%
                                              =====        =====       =====      =====       =====

Total acquisition cost as a percent
of principal...........................         2.9%         2.7%        3.0%       3.9%        5.6%
                                              =====        =====       =====      =====       =====

-------------
(A) Principal, premium and general administrative expenses associated with loan production.

     Management continually monitors its costs of loan production. Management estimates on average total costs of loan production and principal should be 1.5 percent of principal.

     Through March 31, 1998, NovaStar Mortgage has sold all loan production to the Company. Going forward, management anticipates selling a portion of loan production to independent third-party entities. No contracts have been executed and the impact of these sales on the operating results of NovaStar Mortgage, and indirectly the operating results of the Company, cannot be determined.

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

     Table XXII provides management's estimates of the market price of its loan portfolio as of March 31, 1998, by product, given the assumptions presented. Table XXIII provides management's estimates of the market price of its first quarter 1998 production. Based upon these assumptions, the Company estimates the value of its loans as of March 31, 1998 (in terms of price to par) ranges from
103.5 percent to 108.5 percent, depending on the product type and the assumptions made. An average value in the open market is estimated for all loans to be more than 105 percent. As shown in table XXI, NovaStar is currently originating loans at a total acquisition cost of less than 103 percent. If management had purchased these loans at a price of 105, the additional two percent of price would result in a reduction of yield over the life of the loan. NovaStar's stockholders will realize this added value over the lives of the loans through interest income.

Table XXII
Estimated Market Price of Loans
As of March 31, 1998
                                                 Estimated Market Price
                                   ---------------------------------------------------
                                     Two- and Three-year        Six-month LIBOR Loan
                                     Fixed Loan Products              Products
                                   ------------------------   ------------------------
Bond Equivalent Yield............   8.25%    8.50%    8.75%    8.75%    9.00%    9.25%
Spread to Index..................   2.50%    2.75%    2.75%    3.00%    3.25%    3.50%
Assumed Prepayment Speed (CPR)...
25...............................  107.3%   106.6%   106.0%      --       --       --
30...............................  106.1%   105.5%   104.9%   106.9%   106.4%   105.8%
35...............................  105.1%   104.6%   104.1%   105.9%   105.4%   104.9%
40...............................     --       --       --    105.1%   104.7%   104.3%

                                                                30/15-year Fixed and
                                      One-year CMT Loan        Balloon Loan Products
                                           Products            (Three-year Treasury)
                                   ------------------------   ------------------------
Bond Equivalent Yield............   7.64%    7.89%    8.14%    7.58%    7.83%    8.08%
Spread to Index..................   2.25%    2.50%    2.75%    2.00%    2.25%    2.50%
Assumed Prepayment Speed (CPR)...
20...............................     --       --       --    108.5%   107.7%   106.9%
25...............................     --       --       --    107.3%   106.6%   105.9%
30...............................  106.6%   106.0%   105.4%   106.2%   105.7%   105.1%
35...............................  105.6%   105.1%   104.6%      --       --       --
40...............................  104.7%   104.3%   103.9%      --       --       --

Table XXIII
Estimated Market Price of Loan Production
Three Months Ended March 31, 1998
--------------------------------------------------------------------------------------
                                                 Estimated Market Price
                                   ---------------------------------------------------
                                     Two- and Three-year        Six-month LIBOR Loan
                                     Fixed Loan Products              Products
                                   ------------------------   ------------------------
Bond Equivalent Yield............   8.25%    8.50%    8.75%    8.25%    8.50%    8.75%
Spread to Index..................   2.50%    2.75%    3.00%    2.50%    2.75%    3.00%
Assumed Prepayment Speed (CPR)...
25...............................  107.0%   106.3%   105.6%   106.6%   105.9%   105.2%
30...............................  105.8%   105.2%   104.6%   105.4%   104.8%   104.2%
35...............................  104.8%   104.3%   103.8%   104.5%   104.0%   103.5%

                                      One-year CMT Loan         30/15-year Fixed and
                                           Products            Balloon Loan Products
                                   ------------------------   ------------------------
Bond Equivalent Yield............   7.64%    7.89%    8.14%    7.33%    7.58%    7.83%
Spread to Index..................   2.25%    2.50%    2.75%    1.75%    2.00%    2.25%
Assumed Prepayment Speed (CPR)...
20...............................     --       --       --    108.2%   107.4%   106.6%
25...............................  106.6%   105.9%   105.2%   107.1%   106.4%   105.7%
30...............................  105.4%   104.8%   104.3%   106.1%   105.5%   105.0%
35...............................  104.5%   104.0%   103.5%      --       --       --

Taxable Income (Loss)

     Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table XXIII is a summary of the differences between the Company's net income or loss reported for GAAP the three month period ended March 31, 1998 and 1997 by quarter and its taxable income.

Table XXIII
Taxable Income
Three Months Ended March 31, 1998 (in thousands)

------------------------------------------------------------------------------------------------------
                                           1998                             1997
                                                  ----------------------------------------------------
                                           First       Fourth      Third        Second      First
                                          Quarter     Quarter     Quarter       Quarter    Quarter

 Net income (loss)....................     $1,279     $ (433)     $ 177        $(1,073)      $194
 Results of Holding and subsidiary....        273       (169)      (393)           126        408
 Provision for credit losses..........      1,076      1,009        726            547        171
 Loans charged-off....................       (518)      (140)        --             --         --
 Other, net...........................         (4)       296         (4)            (8)        --
                                           ------     ------      -----        -------       ----
 Taxable income.......................     $2,106     $  563      $ 506        $  (408)      $773
                                           ======     ======      =====        =======       ====


Liquidity and Capital Resources

     Liquidity, as used herein, means the need for, access to and uses of cash. During the three months ended March 31, 1998, the Company's financing activities generated cash of $106 million. Cash was used during the three months ended March 31, 1998 in investing activities ($99 million) and in operating activities ($3 million). The Company's primary needs for cash include the acquisition of mortgage assets, principal repayment and interest on borrowings, operating expenses and dividend payments. The Company's business requires substantial cash to support its operating activities and growth plans. The Company has a certain amount of cash on hand to fund operations. The Company requires access to short-term credit facilities to fund its acquisition of wholesale loan originations and mortgage securities. Also, principal, interest and fees received on mortgage assets will serve to support the cash needs of the Company. Drawing upon various borrowing arrangements typically satisfies major cash requirements. The Company has demonstrated the ability to access public markets as a source of long-term cash resources.
     The Company has available borrowing capacity of $500 million under master repurchase agreements to acquire mortgage loans. Management is negotiating with other dealers for additional borrowing capacity. In addition, the Company has been approved as a borrower from reputable securities dealers for repurchase agreements to fund the acquisition of mortgage securities. On a long-term basis, the Company will pool its mortgage loans to serve as collateral for its CMOs. By doing so, the loans will be cleared as collateral from the master repurchase agreement and the warehouse line of credit, freeing those arrangements to fund further loan originations. All mortgage securities are classified as available-for-sale and could be sold in the open market to provide additional cash for liquidity needs. In addition, management believes a liquid market exists for its mortgage loans and the mortgage loan production of NovaStar Mortgage. Mortgage loans could be sold to generate cash flow. Table XXIV is a summary of financing arrangements and available borrowing capacity under those arrangements as of March 31, 1998.

Table XXIV
Liquidity Resources
March 31, 1998 (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------

                                                                                                    Availability as a
                                                                                                        Percent of
                                                                                             -------------------------------
                                                Value of                                       Stockholders'         Total
Collateral                                     Collateral      Borrowings     Availability         Equity           Assets

First Union National Bank..................     $ 47,815         $ 34,360       $13,455               11.6%          1.1%
Merrill Lynch Mortgage Capital, Inc........      237,571          233,406         4,165                3.6           0.3
Residual financing available under CMOs....       30,269               --        19,675               17.0           1.6

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

Table XXV
Capital Allocation Guidelines
March 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
                                     (A)           (B)           (C)         (D)          (E)             (F)            (G)
                                   Minimum   Estimated Price   Duration   Liquidity     (c + d)         (b x e)        (a + f)
      Asset Category               Lender       Duration        Spread     Spread     Total Spread   Equity Cushion   CAG Equity
      --------------               Haircut                     Cushion     Cushion      Cushion        (% of MV)       Required
Agency-issued:
  Conventional ARMs...........      3.00%         3.50%          50           --           50             1.75%         4.75%
  GNMA ARMs...................      3.00          4.50           50           --           50             2.25          5.25
Mortgage loans:
  Collateral for
    warehouse financing.......      3.00          3.00          100           50          150             4.50          7.50
  Collateral for CMO..........      5.00            --           --           --           --               --          5.00
  Delinquent..................     30.00            --           --           --           --            10.00         40.00

-----------------------
(A) Indicates the minimum amount of equity a typical lender would require with an asset from the applicable asset category. There is some variation in haircut levels among lenders. From the lender perspective, this is a "cushion" to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of the asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut. On the other extreme, "B" rated securities and securities not registered with the Securities and Exchange Commission (the "Commission") are substantially less liquid, and have more price volatility than Agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut.
(B) Duration is the price-weighted average term to maturity of financial instruments' cash flows.
(C) Estimated cushion need to protect against investors requiring a higher return compared to Treasury securities, assuming constant interest rates.
(D) Estimated cushion required due to a potential imbalance of supply and demand resulting in a wider bid/ask spread.
(E)  Sum of duration (C) and liquidity (D) spread cushions.
(F) Product of estimated price duration (B) and total spread cushion. The additional equity, as determined by management, to reasonably protect the Company from lender margin calls. The size of each cushion is based on management's experience with the price volatility and liquidity in the various asset categories. Individual assets that have exposure to substantial credit risk will be measured individually and the leverage adjusted as actual delinquencies, defaults and losses differ with management's expectations.
(G)  The sum of the minimum lender haircut (A) and the Company's equity cushion
     (F).

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

     Table XXVI is a summary of the capital allocation for NovaStar as they apply to the Company's mortgage assets and hedging instruments during 1998 and 1997.

Table XXVI
Required Equity
--------------------------------------------------------------------------------

                                                                                   1997
                                               March 31,    --------------------------------------------------
Category                                         1998       December 31    September 30    June 30    March 31
Mortgage loans:
 Current.....................................  $ 23,628      $  6,675       $  33,832      $22,780     $15,958
 Delinquent..................................     1,200         1,600           2,376
Mortgage securities..........................    27,426        36,170          12,763       13,549       1,646
Residual value of CMOs issued by NovaStar....    23,478        22,500
Other assets.................................    10,733
Hedging instruments..........................      (203)        5,500             427        1,787       2,804
                                               --------      --------       ---------      -------     -------
Required equity..............................    86,262        72,445          49,398       38,116      20,408
Stockholders' equity.........................   115,798       116,489          47,036       46,337      46,202
                                               --------      --------       ---------      -------     -------

Excess equity................................  $ 29,536      $ 44,044       ($  2,362)     $ 8,221     $25,794
                                               ========      ========       =========      =======     =======

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

Impact of Recently Issued Accounting Pronouncements

     Note 1 to the consolidated financial statements of the Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1997 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports, will not have a material impact on the consolidated financial statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As of March 31, 1998, there were no material legal proceedings pending to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters of Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed with this report are as follows:

     10.1  Master repurchase agreement with Bear Sterns

     10.2 Documents related to the Company's issuance of asset-backed bonds have been previously filed in connection with a Registration Statement initially filed January 12, 1998 on form S-3 with Securities and Exchange Commission. NovaStar Mortgage Funding Corporation executed the filing (SEC file 333-44099).

     11.1  Schedule regarding computation of per share earnings
     27.1  Financial data schedule

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 13, 1998
                                         ---------------------------------------
                                         Scott F. Hartman
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

DATE: May 13, 1998
                                         ---------------------------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)