Form 10-Q
period 1998-06-30
NOVASTAR FINANCIAL INC
filed 1998-08-07
CIK 1025953

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________.

     Commission File Number:  001-13533

                            NovaStar Financial, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   74-2830661
-------------------------------       ------------------------------------------
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

The number of shares of the registrant's common stock outstanding as of August 10, 1998 was 8,125,360.

                            NOVASTAR FINANCIAL, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998
                                     INDEX

                                                                            Page
PART I  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
           Balance Sheets..................................................   1
           Statements of Operations........................................   2
           Statements of Cash Flows........................................   3
           Notes...........................................................   4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   5


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  24

Item 2.   Changes in Securities............................................  24

Item 3.   Defaults Upon Senior Securities..................................  24

Item 4.   Submission of Matters to a Vote of Security Holders..............  24

Item 5.   Other Information................................................  24

Item 6.   Exhibits and Reports on Form 8-K.................................  25

          Signatures.......................................................  26

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

---------------------------------------------------------------------------------------------------------------

                                                                    June 30, 1998             December 31, 1997
                                                                     (unaudited)
Assets
         Cash and cash equivalents..........................            $       48               $       --
         Restricted cash....................................                28,434                   20,424
         Mortgage loans.....................................             1,003,518                  574,984
         Available-for-sale securities:
           Mortgage securities..............................               440,322                  517,246
           Other............................................                19,998                       --
         Accrued interest receivable........................                11,998                    7,088
         Investment in NFI Holding Corporation..............                 2,163                    2,188
         Other assets.......................................                12,919                    4,322
                                                                        ----------               ----------

                Total assets..........................                  $1,519,400               $1,126,252
                                                                        ==========               ==========


Liabilities and Stockholders' Equity
         Liabilities:
         Repurchase agreements..............................            $  649,935               $  556,443
         Collateralized mortgage obligations................               688,366                  408,867
         Warehouse line of credit...........................                56,529                   40,250
         Accounts payable and accrued expenses..............                 9,695                    4,203
                                                                        ----------               ----------
                Total liabilities...........................             1,404,525                1,009,763


Stockholders' equity:
         Capital stock, $0.01 par value, 50,000,000
           shares authorized:
         Common stock, 8,124,042 and 7,828,665
           shares issued and outstanding, respectively......                    81                       78
         Additional paid-in capital.........................               121,377                  117,084
         Accumulated deficit................................                (4,966)                  (2,859)
         Accumulated comprehensive income...................                    51                    4,353
         Forgivable notes receivable from founders..........                (1,668)                  (2,167)
                                                                        ----------               ----------

                Total stockholders' equity..................               114,875                  116,489
                                                                        ----------               ----------

         Total liabilities and stockholders' equity.........            $1,519,400               $1,126,252
                                                                        ==========               ==========

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands)
--------------------------------------------------------------------------------

                                                                       For the Six Months               For the Three Months
                                                                         Ended June 30,                    Ended June 30,
                                                                     ----------------------             --------------------
                                                                      1998           1997                1998          1997
Interest income:
        Mortgage loans.......................................        $33,961         $7,079             $19,412       $ 5,276
        Mortgage securities..................................         16,397          2,241               7,032         1,668
                                                                     -------         ------             -------       -------

Total interest income........................................         50,358          9,320              26,444         6,944
Interest expense.............................................         38,860          6,438              20,418         5,176
                                                                     -------         ------             -------       -------

Net interest income..........................................         11,498          2,882               6,026         1,768
Provision for credit losses..................................          2,221            718               1,145           548
                                                                     -------         ------             -------       -------

Net interest income after provision for credit losses........          9,277          2,164               4,881         1,220

Other income.................................................          1,288             68               1,015           (15)
Net gain on sales of mortgage assets.........................            223             --                 131            --

Equity in earnings (loss) of NFI Holding Corporation.........             (8)          (432)                262           (67)

General and administrative expenses:
      Services provided by NovaStar Mortgage, Inc............          3,600          1,250               2,100         1,250
      Loan servicing.........................................          1,616            571                 942           535
      Compensation and benefits..............................            896            369                 460            84
      Forgiveness of notes receivable from founders..........            542             --                 271            --
      Office administration..................................            405            112                 224            85
      Professional and outside services......................            353            249                 297           180
      Other..................................................            196            128                 101            77
                                                                     -------         ------             -------       -------

      Total general and administrative expenses..............          7,608          2,679               4,395         2,211
                                                                     -------         ------             -------       -------


Net income (loss)............................................        $ 3,172         $ (879)            $ 1,894       $(1,073)
                                                                     =======         =======            =======       =======


Basic earnings per share.....................................        $  0.40         $(0.23)            $  0.23       $ (0.28)
                                                                     =======         ======             =======       =======

Diluted earnings per share...................................        $  0.36         $(0.23)            $  0.21       $ (0.28)
                                                                     =======         ======             =======       =======

Dividends declared per share.................................        $  0.65         $ 0.10             $  0.35       $  0.05
                                                                     =======         ======             =======       =======

Basic weighted average shares outstanding....................          7,987          3,767               8,121         3,767
                                                                     =======         ======             =======       =======

Diluted weighted average shares outstanding..................          8,841          3,806               9,015         3,806
                                                                     =======         ======             =======       =======

  See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)
--------------------------------------------------------------------------------

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                  -------------------------
                                                                                      1998          1997

Net cash provided by (used in) operating activities                                $    (768)     $   3,198

Cash flow from investing activities:
  Mortgage loans purchased from NovaStar Mortgage, Inc. ......................      (507,390)       (92,254)
  Mortgage loans sold to others...............................................         3,011             --
  Mortgage loans purchased from others........................................            --       (219,995)
  Mortgage loan repayments....................................................        71,074          7,328
  Purchases of available-for-sale securities..................................      (375,051)      (373,753)
  Proceeds from sales of available-for-sale securities........................       315,743        100,618
  Proceeds from paydowns on and maturities of available-for-sale securities...       111,093          3,290
  Settlement of amounts payable to brokers....................................            --        (12,676)
  Investment in NFI Holding Corporation.......................................            --         (1,980)
                                                                                    --------      ---------

  Net cash used in investing activities.......................................      (381,520)      (589,422)

Cash flow from financing activities:
  Net change in restricted cash...............................................        (8,010)            --
  Proceeds from issuing collateralized mortgage obligations...................       350,000             --
  Payments on collateralized mortgage obligations.............................       (70,501)            --
  Net borrowings under repurchase agreements and warehouse line...............       109,771        540,040
  Exercise of stock options and warrants......................................         4,384             --
  Registration costs of stock options and warrants............................           (88)            --
  Additional private placement offering costs.................................            --            (48)
  Dividends paid..............................................................        (3,220)          (178)
                                                                                    --------      ---------

Net cash provided by financing activities.....................................       382,336        539,814
                                                                                    --------      ---------

  Net increase (decrease) in cash and cash equivalents........................            48        (46,410)
  Cash and cash equivalents, beginning of period..............................            --         46,434
                                                                                    --------      ---------

  Cash and cash equivalents, end of period....................................     $      48      $      24
                                                                                   =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest......................................................     $  38,102      $   5,631
                                                                                   =========      =========

  Dividends payable...........................................................     $   2,843      $     177
                                                                                   =========      =========

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 (Unaudited)
--------------------------------------------------------------------------------

Note 1. Financial Statement Presentation

  The consolidated financial statements as of and for the periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management all adjustments have been made, which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and the Notes thereto, included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  The Company owns 100 percent of the common stock of three special purpose entities--NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. The Company formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2. Comprehensive Income

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income." Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Currently, the only components of comprehensive income for the Company are the net change in the unrealized gain
(loss) on available-for-sale securities and net income. The adoption of SFAS No. 130 did not result in an adjustment to assets, liabilities, stockholder's equity or net income. The consolidated financial statements of the Company as of and for the year ended December 31, 1997 are comparable to those as of June 30, 1998. However, the caption for comprehensive income has appropriately been identified.

  Following is a summary of comprehensive income for the three- and six-month periods ended June 30, 1998.

                                                  For the Six Months          For the Three Months
                                                     Ended June 30                Ended June 30
                                                  ------------------          --------------------
                                                    1998       1997            1998          1997
     Net income (loss).........................   $ 3,172     $ (879)         $1,894       $(1,073)
     Other comprehensive income--net change
     in unrealized gain(loss) on
     available-for-sale securities.............    (4,302)     1,383            (194)        1,451
                                                  -------     ------          ------       -------
     Comprehensive income (loss)...............    (1,130)       504           1,700           378
                                                  =======     ======          ======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding Consolidated Financial Statements of the Company and the Notes thereto as well as the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Safe Harbor Statement

   "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (the Company) and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company's Annual Report filed on form 10K.

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

   The Company owns 100 percent of the non-voting preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding. Scott Hartman and Lance Anderson, the Company's founders, own the voting common stock of Holding. NovaStar Mortgage is a wholly owned subsidiary of Holding. Certain key officers of the Company serve as officers of Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of Holding and NovaStar Mortgage. Subsequent to June 30, 1998, Holding formed NovaStar Capital, Inc. to purchase and sell mortgage loans. The Company accounts for its investment in Holding using the equity method.

Forgivable Notes Receivable from Founders

   The Company's founders purchased 216,666 units in the 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in the Company's stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal year the Company generates a return of 15 percent to investors in the private placement. All three tranches will be forgiven if the Company generates a 100 percent return within five years. For the period from the closing of the private placement through December 31, 1997, the Company generated a return exceeding 15 percent to the private placement investors and the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. The Company has recorded a non-cash charge of $542,000 to earnings during the six months ended June 30, 1998 for the anticipated forgiveness of the second tranche.

Financial Condition

   For the six months ended June 30, 1998, NovaStar Mortgage originated over 5,000 subprime residential mortgage loans with an aggregate principal amount of $502 million. NovaStar Financial purchased $498 million of these loans, resulting in the Company having consolidated assets of $1.5 billion at June 30, 1998. The Company's balance sheet continues to become more heavily weighted towards subprime mortgage loans, as its mortgage securities pay off or are sold. During June 1998, the Company sold $2.8 million of 1998 loans to an unrelated third party for cash, recognizing a gain on the transaction of $115,000. The Company completed its first 1998 securitization on April 30, 1998, pooling $303 million of mortgage loans as collateral.

Table I is a summary of wholesale loan originations and bulk acquisitions for 1998 and 1997. Table II presents a more detailed analysis of wholesale loan originations.

Table I
Wholesale Loan Originations (A) and Bulk Acquisitions
Six Months Ended June 30, 1998 and Year Ended December 31, 1997 (dollars in thousands)
--------------------------------------------------------------------------------

                          Wholesale            Bulk Acquisitions             Total
                       Originations(A)
                 --------------------------------------------------------------------------
                       Number     Principal    Number    Principal     Number    Principal
                     Of Loans      Amount     of Loans    Amount      of Loans     Amount
1998:
  Second quarter.       3,133      $294,303          --         --       3,133     $294,303
  First quarter..       2,033       207,976          --         --       2,033      207,976

  1998 total.....       5,166      $502,279          --         --       5,166     $502,279
                        =====      ========       =====   ========       =====     ========

1997:
  Fourth quarter.       1,552       183,012          --         --       1,552      183,012
  Third quarter..       1,025       136,582          --         --       1,025      136,582
  Second quarter.         509        77,692         530     49,808       1,039      127,500
  First quarter..          68        12,688       1,422    157,432       1,490      170,120
                        -----      --------       -----   --------       -----     --------

  1997 total.....       3,154      $409,974       1,952   $207,240       5,106     $617,214
                        =====      ========       =====   ========       =====     ========

==============
(A)  Loans originated by NovaStar Mortgage

Table II
1998 and 1997 Quarterly Wholesale Loan Originations (A)
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                               Weighted Average
                                                                      -------------------------------
                                          Average                                                     Percent with
                     Number                Loan      Price Paid to   Loan-to-    Credit                Prepayment
                   of Loans  Principal    Balance       Broker        value    Rating (B)      Coupon    Penalty

1998:
  Second quarter...   3,133   $294,303      $ 94         101.3         81%        4.43          9.93%       71%
  First quarter....   2,033    207,976       102         101.4         81         4.45          9.93        65

1997:
  Fourth quarter...   1,552    183,012       118         101.6         81         4.32         10.09        71
  Third quarter....   1,025    136,582       133         101.6         79         4.21         10.12        66
  Second quarter...     509     77,692       153         102.1         77         4.23         10.17        84
  First quarter....      68     12,688       187         102.3         75         4.22          9.64        78
                      -----   --------

1997 total.......     3,154   $409,974      $130         101.7         79%        4.26         10.10%     73%
                      =====   ========      ====
-----------------

(A)  Loans originated by NovaStar Mortgage
(B)  AA=6, A=5, A-=4, B=3, C=2,D=1

     Subprime mortgage loans compose 70 percent of the mortgage assets owned by the Company as of June 30, 1998 compared with 51 percent at December 31, 1997. The Company's subprime borrowers generally include individuals that do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their monthly payments. The credit grade assigned is a function of the relative strength or weakness of the borrower's credit and/or the nature and extent of documents that can be provided to support income. NovaStar Mortgage underwrites the loans acquired by the Company using guidelines that have been approved by the Company.

   Table III is a presentation of loans as of June 30, 1998 and their credit grades.


Table III
Mortgage Loans by Credit Grade
June 30, 1998 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                 Maximum                         Weighted         Weighted
                            Allowed Mortgage     Loan-to-       Current          Average           Average
     Credit Rating               Lates            value        Principal          Coupon        Loan-to-value
     AA..................        0 x 30            95%          $117,304           9.50%            83.5%
     A...................        1 x 30            90            388,997           9.82             79.5
     A-..................        2 x 30            90            237,436          10.22             80.5
     B...................     3 x 30, 1 x 60       85            153,267          10.53             77.6
                              5 x 30, 2 x 60,
     C...................        1 x 90            80             70,542          11.09             72.6
     D...................    6 x 30, 3 x 60,
                                 2 x 90            65             16,300          11.94             62.3
                                                                --------
       Total.............                                       $983,846          10.12%            79.2%
                                                                ========         ======            =====

     Table IV is a summary of loans originated by NovaStar Mortgage by state. The Company's portfolio continues to become more geographically diversified. The second quarter of 1998 marked the first quarter California did not represent the state with the largest percent of loan principal originations. Loan origination volume in Florida was $47.7 million in the second quarter of 1998 versus $25.6 million in California. Table V is a summary of all mortgage loans owned by the Company as of June 30, 1998 by state.


Table IV                                                                          Table V
Mortgage Loan Originations by State                                               Mortgage Loans by State
Six Months Ended June 30, 1998 and Year Ended December 31, 1997                   As of June 30, 1998
-------------------------------------------------------------------------------   ------------------------------

                                                                                       Percent of Portfolio
                              Percent of Total Originations during Quarter         (based on original principal
                                 (based on original principal balance)                       balance)
                         ------------------------------------------------------   -----------------------------
                                 1998                        1997
                         --------------------   -------------------------------
                                                                                        Collateral
Collateral Location         Second    First     Fourth   Third   Second   First          Location
Florida..................    16%       12%         9%     10%       8%      1%    California..........  19%
California...............     9        15         19      24       26      40     Florida.............  12
Washington...............     6         7          8      11       16      15     Washington..........   8
Ohio.....................     5         2          2       2        2      --     Oregon..............   5
Michigan.................     5         5          5       3       --      --     All other states....  56
Oregon...................     4         5          6       6        9       7
Nevada...................     3         6          5       4        2
Maryland.................     3         4          5       6        5      13
Utah.....................     3         3          6       6        9      13
Texas....................     3         3          3       4        7       2
Virginia.................     2         2          5       6        2      --
Oklahoma.................     1         1          1       1        2       5
All other states.........    40        35         26      17       12       4

     The Company continues to be an investor in mortgage securities issued by Government-sponsored entities. However, as more of the Company's capital is allocated to the acquisition of subprime mortgage loans, less capital is available for mortgage securities. As of June 30, 1998, the carrying value of mortgage securities totaled $440.3 million compared with $517.2 million as of December 31, 1997. During the six months ended June 30, 1998, the Company acquired mortgage securities with an aggregate cost of $354.9 million at an average price of 101.0 and sold mortgage securities with an amortized cost of $315.4 million resulting in a net gain of $108,000. Tables VI and VII are summaries of the securities acquired during the first six months of 1998 and 1997 by quarter and the portfolio as of June 30, 1998.


Table VI
Mortgage Security Acquisitions
Six Months Ended June 30, 1998 and Year Ended December 31, 1997 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                         Net      Weighted
                                                                                       Price to   Average
                                                 Principal    Premium    Discount        Par       Coupon
1998:
Second quarter:
   Federal National Mortgage Association.......  $ 80,237     $  823     $     --       101.0       6.40%

First quarter:
   Federal National Mortgage Association.......  $ 40,929     $  444     $     --       101.1       6.12%
   Government National Mortgage Association....   229,130      3,726        (364)       101.5       6.39

1997:
Fourth quarter:
   Federal National Mortgage Association.......    46,779      1,856           --       104.0       8.00

   Government National Mortgage Association....   233,546      2,649      (1,457)       100.5       5.74

Third quarter:
   Federal Home Loan Mortgage Corporation......     2,202         87           --       104.0       7.40

Second quarter:
   Federal National Mortgage Association.......   247,219      5,174           --       102.1       7.48
   Federal Home Loan Mortgage Corporation......   102,083      2,450           --       102.4       6.90

First quarter:
   Federal National Mortgage Association.......     7,491        231           --       103.1       7.57
   Government National Mortgage Association....     8,931        174           --       101.9       7.13


Table VII
Mortgage Security Portfolio
As of June 30, 1998 (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                         Gross
                                                              --------------------------                   Weighted
                                                              Unamortized     Unaccreted      Carrying     Average
                                                 Principal      Premium        Discount        Value        Coupon
Federal National Mortgage Association..........  $296,323        $6,347        $    --        $302,670       7.08%
Government National Mortgage Association.......   133,247           431           (574)        133,104       5.47
Federal Home Loan Mortgage Corporation.........     4,367           154             --           4,521       7.55
                                                 --------        ------        --------       --------
                                                 $433,937        $6,932        $  (574)        440,295       6.59%
                                                 ========        ======        ========
Net unrealized gain............................                                                     27
                                                                                               --------
Carrying value.................................                                                $440,322
                                                                                               ========

     Mortgage loan originations are funded with various warehouse facilities prior to securitization. Loans originated through the lending operations of NovaStar Mortgage have typically been funded initially through a $75 million warehouse line with First Union National Bank under which the Company and NovaStar Mortgage are co-borrowers. The Company also has a $400 million master repurchase line with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation and $200 million master repurchase lines with Bear Stearns Home Equity Trust and Lehman Commercial Paper, Inc. Management is negotiating with other reputable dealers for additional financing arrangements. Funds borrowed against the master repurchase agreement are also used to acquire loans from NovaStar Mortgage. Residual financing is another short-term borrowing instrument available to the Company.

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

     Table VIII displays the amounts outstanding under borrowing arrangements as of June 30, 1998.

Table VIII
Borrowings
June 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                    As of  June 30, 1998
                                                          -----------------------------------
                                                                         Weighted                  Average Daily
                                                             Weighted     Days to                Balance During the
                                                             Average     Reset or                 Six Months Ended
                                                               Rate      Maturity     Balance      June 30, 1998
Repurchase agreements secured by mortgage securities.....     5.64%         23       $444,406         $521,824
Master repurchase agreement secured by mortgage loans....     6.39          31        205,529          163,471
                                                                                     --------
  Total repurchase agreements............................                             649,935
Warehouse line of credit.................................     6.81        Demand       56,529           24,535
                                                                                     --------
  Total borrowings  .....................................                            $706,464
                                                                                     ========

   On a long-term basis, the Company finances its mortgage loans using collateralized mortgage obligations (CMOs). Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. CMOs are outstanding as long as the mortgage loans are outstanding. However, under the CMOs issued by NovaStar, the Company has the right to reacquire the mortgage loans collateralizing the CMO when certain events occur. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Table IX displays the amounts outstanding under collateralized mortgage obligations as of June 30, 1998.

Table IX
Collateralized Mortgage Obligations
June 30, 1998 (dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                          Collateralized
                                       Mortgage Obligation                   Underlying Mortgage Loans
                                    -------------------------     ----------------------------------------------

                                                                                                    Estimated
                                                                                   Weighted          Weighted
                                     Remaining        Interest     Carrying        Average        Average Months
                                     Principal          Rate        Value           Coupon         to Maturity
NovaStar Home Equity Series:
 Issue 1997-1....................    $204,103           5.96%      $218,218         10.42%              27
 Issue 1997-2....................     192,207           5.91        198,938         10.28               30
 Issue 1998-1....................     295,298           5.73        300,962          9.97               27
 Debt issuance costs, net........      (3,242)                           --
                                     --------                      --------
                                     $688,366                      $718,118
                                     ========                      ========

    In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a lower interest rate and monthly payment. Even in rising rate environments, borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their mortgages. This is particularly true for subprime borrowers who are seeking to upgrade their credit rating to obtain a lower interest rate. Table X displays the historical prepayment speeds for mortgage loans collateralizing the Company's CMOs. Table XIV provides an analysis of prepayment characteristics of the Company's mortgage loan portfolio.


Table X
Prepayment Speed
---------------------------------------------------------------------------------------
                                           Constant Prepayment Rate (Annual Percent)
                                        -----------------------------------------------
                                        One-month    Three-month   Twelve-month    Life
As of June 30, 1998
NovaStar Home Equity Series:
 1997-1............................        35.5         35.0            --         28.2
 1997-2............................        18.0         18.7            --         14.3
 1998-1............................         9.8          6.5            --          6.5
As of December 31, 1997
NovaStar Home Equity Series:
 1997-1............................        18.6         15.7            --         15.7
 1997-2............................        10.5           --            --         10.5

     To mitigate the Company's exposure to prepayment risk and in order for the Company to retain those borrowers whose credit is considered desirable, the Company created a portfolio retention department in the latter part of 1997 that encourages borrowers to refinance or rate modify their loans with NovaStar. Of the loans that prepaid during the first six months of 1998, $6.4 million, or ten percent of the loans were successfully refinanced and $631,000, or one percent of the loans, were rate modified. For the second quarter of 1998, $4.0 million, or ten percent of the loans were successfully refinanced and $196,000, or one percent of the loans were rate modified. Although these loans are considered prepayments for the purposes of the information in Table X - they remain in the NovaStar loan portfolio.

     Tables XI summarizes quarterly mortgage asset activity during 1998 and 1997 and Table XII details the amount of premium as a percent of principal at quarter end for 1998 and 1997.


Table XI
Mortgage Assets Activity
-----------------------------------------------------------------------------------------------------------------
                                             Mortgage Loans        Mortgage Securities             Total
                                        ----------------------   ----------------------   -----------------------
                                          Principal   Premium      Principal   Premium      Principal   Premium
Balance, January 1, 1997................  $      --   $    --      $  12,821   $   434     $   12,821   $   434
Acquisitions............................    170,120    10,530         16,422       405        186,542    10,935
Principal repayments and amortization...       (338)      (53)          (977)      (28)        (1,315)      (81)
                                           --------   -------      ---------   -------     ----------   -------

Balance, March 31, 1997.................    169,782    10,477         28,266       811        198,048    11,288
Acquisitions............................    127,500     4,100        349,302     7,624        476,802    11,724
Principal repayments and amortization        (6,989)     (420)        (2,332)     (133)        (9,321)     (553)
Dispositions............................         --        --        (98,267)   (2,309)       (98,267)   (2,309)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, June 30, 1997..................    290,293    14,157        276,969     5,993        567,262    20,150
Acquisitions............................    136,582     2,449          2,202        87        138,784     2,536
Principal repayments and amortization       (22,227)     (913)       (19,291)     (383)       (41,518)   (1,296)
                                           --------   -------      ---------   -------     ----------   -------

Balance, September 30, 1997.............    404,648    15,693        259,880     5,697        664,528    21,390
Acquisitions............................    183,012     3,314        280,325     3,048        463,337     6,362
Principal repayments and amortization       (28,224)   (1,146)       (26,095)     (363)       (54,319)   (1,509)
Dispositions............................         --        --         (9,263)     (177)        (9,263)     (177)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, December 31, 1997..............    559,436    17,861        504,847     8,205      1,064,283    26,066
Acquisitions............................    207,976     3,323        270,059     3,806        478,035     7,129
Principal repayments and amortization       (27,224)   (1,160)       (63,892)     (731)       (91,116)   (1,891)
Dispositions............................         --        --       (310,113)   (5,294)      (310,113)   (5,294)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, March 31, 1998.................    740,188    20,024        400,901     5,986      1,141,089    26,010

Acquisitions............................    290,350     4,548         80,237       823        370,587     5,371
Principal repayments and amortization       (43,849)   (1,506)       (47,201)     (451)       (91,050)   (1,957)
Dispositions............................     (2,843)      (53)            --        --         (2,843)      (53)
                                           --------   -------     ----------   -------     ----------   -------

Balance, June 30, 1998..................   $983,846   $23,013      $ 433,937   $ 6,358     $1,417,783   $29,371
                                           ========   =======      =========   =======     ==========   =======

Table XII
Premium as a Percent of Principal
--------------------------------------------------------------------------------
                                                                         Total
                                          Mortgage       Mortgage       Mortgage
                                           Loans        Securities       Assets
As of:
  June 30, 1998.......................     2.34%          1.47%          2.07%
  March 31, 1998......................     2.71           1.49           2.28
  December 31, 1997...................     3.19           1.63           2.45
  September 30, 1997..................     3.88           2.19           3.22
  June 30, 1997.......................     4.88           2.16           3.55
  March 31, 1997......................     6.17           2.87           5.70

Results of Operations -- Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net Loss

     During the six months ended June 30, 1998, the Company recorded net income of $3,172,000, a diluted $0.36 per share, compared with a net loss of $879,000, a diluted $0.23 per share, for the six months ended June 30, 1997. Excluding the forgiveness of the notes receivable from founders, the Company earned $3,714,000 (a diluted $0.42 per share) for the half of 1998.

Net Interest Income

     Interest Income. The Company had average interest-earning assets of $1.2 billion during the six months ended June 30, 1998, including $719.1 million of mortgage loans and $511.4 million of mortgage securities compared with average interest-earning assets of $229.7 million during the six months ended June 30, 1997. During the six months ended June 30, 1998, mortgage loans earned $34.0 million, or a yield of 9.5 percent, compared with $7.1 million, or a yield of
8.5 percent for the six months ended June 30, 1997. Mortgage securities earned $16.4 million for the six months ended June 30, 1998, or a yield of 6.4 percent, compared with $2.2 million, or a yield of 7.1 percent for the six months ended June 30, 1997. In total, assets earned $50.4 million, or an 8.2 percent yield for the six months ended June 30, 1998. During the six months ended June 30, 1997, assets earned $9.3 million or an 8.1 percent yield.

     A substantial portion of the mortgage assets owned by the Company have interest rates that fluctuate with short-term market interest rates. However, many of these assets have initial coupons that are lower than current market rates ("teaser" rates). Rates on the Company's assets are expected to increase to their full potential as the assets "season". Table XIII is a summary of the Company's mortgage assets by type, presenting their current and fully indexed weighted-average coupons.

Table XIII
Mortgage Assets by Product/Type and Weighted Average Coupon
June 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------
                                                                Weighted Average
                                                                     Coupon
                                                                ----------------
                                                   Outstanding            Fully
Product/Type                                        Principal   Current  Indexed
Mortgage loans:
  Two and three year fixed/adjustable thereafter.. $  554,241    10.15%   11.44%

  Fixed rate (30 Yr, 15 Yr, 30/15)................    308,755    10.07
  Other (1 year CMT, 6 month LIBOR)...............    120,850    10.06    11.43
                                                   ----------

      Total mortgage loans........................    983,846
Mortgage securities issued by:
  Federal National Mortgage Association...........    296,323     7.08     7.61
  Government National Mortgage Association........    133,247     5.47     6.87
  Federal Home Loan Mortgage Corporation..........      4,367     7.55     7.60
                                                   ----------

      Total mortgage securities...................    433,937
                                                   ----------

Total............................................. $1,417,783
                                                   ==========

     The Company acquires substantially all of its mortgage assets at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables X, XI and XII for the dollar impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, the Company generally strives to acquire mortgage loans that have some form of prepayment penalty. During the second quarter of 1998, the Company collected $678,000 in prepayment penalties from borrowers. Table XIV is an analysis of mortgage loans and prepayment penalties. Prepayments on mortgage loans of the Company have been consistent with management's expectations.

Table XIV
Mortgage Loan Prepayment Penalties
June 30, 1998 (dollars in thousands)
-------------------------------------------------------------------------------------------------------
                                                                            Weighted Average
                                                                  -------------------------------------
                                                     Percent with                   Prepayment Penalty
                                   Current            Prepayment          Loan-to-  Period (in years) -
                                  Principal Premium    Penalty    Coupon   value    Loans with Penalty
Loans collateralizing NovaStar
Home Equity Series (CMO):
  1997-1........................  $209,162  $10,377     70.1%     10.42%   75.0%           1.65
  1997-2........................   196,920    3,261     70.5      10.28    78.2            1.99
  1998-1........................   297,099    4,448     67.8       9.97    81.0            2.69
All other loans.................   280,665    4,927     68.6       9.93    80.8            3.33
                                  --------  -------
Total...........................  $983,846  $23,013     69.1      10.12    79.2            2.51
                                  ========  =======

     As noted above, interest income is a function of volume and rates. Management expects its mortgage asset portfolio to continue to increase, primarily through wholesale loan production. Management will continue to monitor the market for mortgage securities and whole loan mortgage pools and will acquire mortgage assets that are appropriate for its overall asset/liability strategy. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

     Interest Expense. The cost of borrowed funds for the Company was $38.9 million during the six months ended June 30, 1998, or 6.3 percent of average borrowings, compared with $6.4 million for the six months ended June 30, 1997, or 6.4 percent of average borrowings. Advances under the warehouse line of credit bear interest based on the Federal Funds rate, plus a spread. The Company receives credits to warehouse line interest based on restricted cash balances maintained with First Union. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the six months ended June 30, 1998, the one-month LIBOR averaged 5.7 percent compared with 5.6 percent for the six months ended June 30, 1997. As with interest income, the Company's cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

     Table XV presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the six months ended June 30, 1998.

Table XV
Interest Analysis
Six Months Ended June 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------
                                                            Mortgage Loans
                                                      --------------------------
                                                                Interest  Annual
                                                      Average   Income/   Yield/
                                                      Balance   Expense    Rate
Mortgage Assets...............................        $719,081  $33,961   9.45%
                                                      --------
Liabilities
  Repurchase agreements.......................        $163,471    5,342   6.54%
  Collateralized mortgage obligations.........         528,014   16,925   6.41
  Other borrowings............................          24,535      537   4.37
                                                      --------
  Cost of derivative financial
  instruments hedging liabilities.............                      999
                                                                -------
      Total borrowings........................        $716,020   23,802   6.37
                                                      ========  =======
  Net interest income.........................                  $10,159
                                                                =======
  Net interest spread.........................                            3.08%
                                                                          ----
  Net yield...................................                            2.83%
                                                                          ====

                                                  Mortgage Securities
                                        ----------------------------------------
                                                   Interest  Annual
                                        Average    Income/   Yield/    Average
                                        Balance    Expense   Rate      Balance
Mortgage Assets........................ $511,385   $16,397   6.41%    $1,230,466
                                        --------                      ----------
Liabilities
  Repurchase agreements................ $521,824    14,622   5.62%       685,295
  Collateralized mortgage obligations..       --        --     --        528,014
  Other borrowings.....................       --        --     --         24,535
                                                                      ----------
  Cost of derivative financial
  instruments hedging liabilities......       --       395
                                        --------   -------
      Total borrowings................. $521,824    15,057   5.77     $1,237,844
                                        ========                      ==========
  Net interest income..................            $ 1,340
                                                   =======
  Net interest spread..................                      0.79%
                                                             ----
  Net yield............................                      0.52%
                                                             ====

                                                           Total
                                                      ----------------
                                                      Interest  Annual
                                                      Income/   Yield/
                                                      Expense    Rate
Mortgage Assets...............................        $50,358   8.19%
Liabilities
  Repurchase agreements.......................         20,004   5.84%
  Collateralized mortgage obligations.........         16,925   6.41
  Other borrowings............................            537   4.37
  Cost of derivative financial
  instruments hedging liabilities.............          1,394
                                                      -------
      Total borrowings........................        $38,860   6.28
                                                      =======
  Net interest income.........................        $11,498
                                                      =======
  Net interest spread.........................                  1.91%
                                                                ----
  Net yield...................................                  1.87%
                                                                ====

     Net Interest Income and Spread. Net interest income during the six months ended June 30, 1998 was $11.5 million or 1.87 percent of average interest-earning assets, compared with 9.3 million, or 2.51 percent of average interest-earning assets during the six months ended June 30, 1997. Net interest spread for the Company was 1.91 percent during the six months ended June 30, 1998 compared with 1.77 percent during the six months ended June 30, 1997. Net interest income and the spread are functions of the yield of the Company's assets relative to its costs of funds. The cost of funds has remained relatively low and stable. This lower cost of funds offsets, to some degree, the lower yield on "teased" assets discussed above. The volume of assets and liabilities and how well the Company manages the spread between earnings on assets and the cost of funds will dictate future net interest income.

     Impact of Interest Rate Agreements. The Company has entered into certain interest rate agreements and financial futures contracts designed to mitigate exposure to interest rate risk. Interest rate cap agreements require the Company to pay a monthly fixed premium while allowing it to receive a rate that adjusts with LIBOR, when rates rise above a certain agreed-upon rate. Other agreements executed by the Company are simple fixed to floating interest rate swaps. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. During the six months ended June 30, 1998, the Company incurred net interest expense on these agreements of $1.4 million, which is included as a component of interest expense. The net interest expense for the six months ended June 30, 1997 was $346,000 . Table XVI details the Company's interest rate agreements as of June 30, 1998 (dollars in thousands):

Table XVI
Interest Rate Agreements
As of June 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

                                                                           Weighted Average
                                            Unrealized    Weighted           Interest Rate             Accrued Interest
                                Notional  --------------   Days to  Cap    ---------------------    ----------------------
                                 Value    Gains   Losses  Maturity  Rate   Receivable   Payable     Receivable  Payable
Interest rate swap agreements
       -- fixed rate pay......  $448,000  $  136  $1,900    936        NA    5.67%       6.12%        $2,630     $2,731
Interest rate cap agreements..   445,000   1,439      --    877     5.90%    NA          NA             --         --
                                --------  ------  ------
                                $893,000  $1,575  $1,900
                                ========  ======  ======

Gains and Losses on Mortgage Assets

     The Company classifies its securities as available-for-sale because management may deem it appropriate to sell securities, from time to time, to reallocate the Company's capital. During the six months ended June 30, 1998, the Company recognized $108,000 in net gains on sales of mortgage securities with a principal balance of $310 million. Also, the Company sold a pool of loans in June 1998 with a principal balance of $2.8 million and recognized a gain of $115,000 on the transaction.

Provisions for Credit Losses

     The Company provides regular reserves for credit losses, including principal and interest, on its mortgage loans. Management continuously evaluates the potential for credit losses for mortgage loans held in its portfolio. Since the Company has limited actual performance history for its loan portfolio, losses have been provided for primarily based on general industry trends and on the judgement of management. The Company believes that loan defaults occur throughout the life of a loan or group of loans. As a result, provisions for credit losses are recorded against income over the estimated life of the loans, rather than immediately upon acquisition of the loan. During the six months ended June 30, 1998, the Company provided $2.2 million for credit losses, compared with $718,000 during the six months ended June 30, 1997.

     The Company charges off a loan when in management's best judgment the loan is uncollectable. In addition, the Company will charge off a loan to the lower of cost or market when it takes title of the property collateralizing the loan. As of June 30, 1998, the Company had 42 loans in real estate owned with a principal balance of $5.1 million. During the six months ended June 30, 1998, the Company sold 15 properties and as a result recorded net losses of $315,000, which were taken against the Company's reserve. As the portfolio seasons, management expects the actual loss rate to increase. Table XVII is a rollforward of the reserve for credit losses during 1998 and 1997.

Table XVII
Rollforward of Reserve for Credit Losses
Six Months Ended June 30, 1998 and Year Ended December 31, 1997
-------------------------------------------------------------------------------

                                                 1998                                1997
                                          -------------------    ---------------------------------------------
                                          June 30   March 31     December 31   September 30  June 30  March 31
Beginning balance......................... $2,871     $2,313          $1,444         $  718     $170      $ --
  Provision for credit losses.............  1,145      1,076           1,009            726      548       170
  Amounts charged off, net of recoveries..   (675)      (518)           (140)            --       --        --
                                           ------     ------          ------         ------     ----      ----
Ending Balance............................ $3,341     $2,871          $2,313         $1,444     $718      $170
                                           ======     ======          ======         ======     ====      ====

   Table XVIII is a summary of delinquent loans as of June 30, 1998 and 1997 by quarter. Other information regarding the credit quality of the Company's mortgage loans are provided in Tables III, IV and V.

Table XVIII
Loan Delinquencies (90 days and greater)
Six Months Ended June 30, 1998 and Year Ended December 31, 1997 (A)

-----------------------------------------------------------------------------------------------------------------
                                              1998                                      1997
                                  -------------------------      ---------------------------------------------------
                                     June 30      March 31       December 31    September 30    June 30     March 31
Mortgage loans collateralizing
NovaStar Home Equity series (CMO):
  1997-1 (Issued October 1, 1997)...     5.86%         4.39%            2.71%             --         --        --
  1997-2 (Issued December 11, 1997..     4.72          2.23               --              --         --        --
  1998-1 (Issued April 30, 1998)....       --            --               --              --         --        --
All mortgage loans..................     2.53          2.28             1.80            1.47%        --        --

---------------------------------
(A) Includes loans in foreclosure or bankruptcy.

General and Administrative Expenses

   General and administrative expenses for the six months ended June 30, 1998 and June 30, 1997 are provided in table XIX. Table XX displays the relationship of portfolio expenses to net interest income during the six months ending June 30, 1998 and 1997 by quarter.

Table XIX
General and Administrative Expenses
Six Months Ended June 30, 1998 and June 30, 1997 (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------

                                                                     Six Months
                                                                       Ended                            Six Months Ended
                                                                   June 30, 1998                          June 30, 1997
                                                              ------------------------               ----------------------
                                                                           Percent of                           Percent of
                                                                          Net Interest                         Net Interest
                                                                             Income                               Income
Loan servicing............................................       $1,616       14.1%                   $  571       19.8%
Compensation and benefits.................................          896        7.8                       369       12.8
Professional and outside services.........................          353        3.1                       249        8.6
Office administration.....................................          405        3.5                       112        3.9
Other.....................................................          196        1.7                       128        4.4
                                                                 ------      -----                    ------       ----

Total portfolio-related expenses..........................        3,466       30.2%                    1,429       49.5%
                                                                             =====                                 ====
Forgiveness of notes receivable from founders.............          542                                   --
Administrative services provided by NovaStar Mortgage.....        3,600                                1,250
                                                                 ------                               ------

   Total..................................................       $7,608                               $2,679
                                                                 ======                               ======

Table XX
Portfolio Related Expenses as a
Percent of Net Interest Income
Six Months Ended June 30, 1998 (dollars in thousands)
-----------------------------------------------------
                                       Percent of Net
                                          Interest
                                           Income
1998:
Second quarter.......................       33.6%
First quarter........................       26.3

1997:
Fourth quarter.......................       65.9
Third quarter........................       36.3
Second quarter.......................       62.1
First quarter........................       42.0

     The monthly administrative service fee paid by the Company to NovaStar Mortgage represents compensation for certain services, including the development of loan products, underwriting, funding, and quality control. The increase in this fee for the six months ended June 30, 1998 compared with June 30, 1997 is primarily a result of an increase in the extent of services required.

     Compensation and benefits include employee base salaries, benefit costs and incentive bonus awards. The increase in compensation and benefits for the six months ended June 30, 1998 compared with the six months ended June 30, 1997 is due to adding portfolio, accounting and finance management staff throughout 1997 and 1998. In addition, during the first six months of 1998 the Company recognized $542,000 of expense for the anticipated forgiveness of a second tranche of founders' debt, as mentioned earlier in the Forgivable Notes Receivable from Founders section of this document. No debt forgiveness was recognized during the same period of 1997.

     Loan servicing consists of direct costs associated with the mortgage loan servicing operation. The fee the Company pays for servicing its mortgage loan portfolio is based on volume as well as number of delinquencies and foreclosures. During the first six months of 1997, the Company contracted the servicing of its mortgage portfolio with an independent third party. Beginning July 15, 1997, NovaStar Mortgage began servicing the Company's mortgage loan portfolio. The increase in loan servicing during the six months ended June 30, 1998 compared with June 30, 1997 is primarily due to the significant growth in the Company's mortgage loan portfolio during the period ended June 30, 1998 compared with June 30, 1997.

     Professional and outside services include fees for legal and accounting services. In the normal course of business, the Company incurs fees for professional services related to general corporate matters and specific transactions. The increase relates to additional personnel and the general growth of the Company.

     Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. The increase in office administration during the six months ended June 30, 1998 is largely attributable to the significant growth in number of employees.

Earnings of NFI Holding Corp.

     For the six months ended June 30, 1998, NFI Holding Corp. recorded a net loss of $8,000 compared with a net loss of $432,000 for the six months ended June 30, 1997. The Company records its portion of these losses as equity in net loss of NFI Holding in its income statement. Net income generated by Holding is a function of the fees earned by NovaStar Mortgage relating to the origination and servicing of loans for the Company and the costs of these activities. General and administrative expenses consist largely of compensation and benefits for the marketing, underwriting, funding and servicing staffs. NovaStar Mortgage incurs significant general and administrative expenses in generating loan production and servicing loans and will vary, as a general rule, with loan production. During the six months ended June 30, 1998, NovaStar Mortgage recognized $175,000, in net gains on sales of mortgage loans with a principal balance of $4.0 million.

Tables XXI and XXII are summary financial statements for NFI Holding Corporation as of and for the six months ended June 30, 1998. Table XXIII is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

Table XXI
NFI Holding Corporation - Balance Sheet
June 30, 1998 (dollars in thousands)
-----------------------------------------------------------
Assets
  Mortgage loans.................................        --
  Mortgage securities............................   $62,387
  Other assets...................................     1,680
                                                    -------

    Total assets.................................   $64,067
                                                    =======
Liabilities and stockholder's equity
  Borrowings.....................................   $60,871
  Other liabilities..............................     1,034
                                                    -------

  Total liabilities..............................    61,905

  Stockholder's equity...........................     2,162

    Total liabilities and stockholders' equity...   $64,067
                                                    =======

Table XXII
NFI Holding Corporation - Statement of Income
Six Months Ended June 30, 1998 (dollars in thousands)
-----------------------------------------------------
Other income.............................     $8,683
Gains on sale of mortgage assets.........        412
Expenses:
  Interest...............................      2,019
  Production.............................      5,765
  Servicing..............................      1,296
  Other..................................         24
                                              ------

Net loss.................................         (9)
                                              ======

Table XXIII
Cost of Loan Production - NovaStar Mortgage, Inc.
Six Months Ended June 30, 1998 and Year Ended December 31, 1997 (dollars in thousands)
------------------------------------------------------------------------------------------------------
                                                1998                            1997
                                         -------------------   ---------------------------------------
                                          Second     First      Fourth     Third     Second     First
                                         Quarter    Quarter    Quarter    Quarter    Quarter   Quarter
Total costs of loan production (A).....  $  3,837   $  3,079   $  2,096   $  1,938   $ 1,401   $   410

Wholesale loan origination - principal.   294,303    207,974    183,012    136,582    77,692    12,688
Premium paid to broker.................     3,679      2,935      2,896      2,119     1,618       295
                                         --------   --------   --------   --------   -------   -------

Total acquisition cost (B).............  $301,819   $213,988   $188,004   $140,639   $80,711   $13,393
                                         ========   ========   ========   ========   =======   =======

Costs as a percent of principal:

Loan production........................       1.3%       1.5%       1.1%       1.4%      1.8%      3.2%
                                              ===        ===        ===        ===       ===       ===
Premium paid to broker.................       1.3%       1.4%       1.6%       1.6%      2.1%      2.3%
                                              ===        ===        ===        ===       ===       ===
Total acquisition cost.................       2.6%       2.9%       2.7%       3.0%      3.9%      5.6%
                                              ===        ===        ===        ===       ===       ===

-----------
(A) Loan production general and administrative as reported for GAAP, plus net deferred loan costs.
(B) Principal, premium and general administrative expenses associated with loan production.

     Management continually monitors its costs of loan production. Management estimates on average total costs of loan production and principal should be 1.5 percent of principal.

Value of Mortgages Added through Wholesale Operations

     By establishing a wholesale lending operation to originate subprime residential mortgage loans, NovaStar has developed a process to add mortgage assets to its balance sheet at amounts management believes are below what it would generally cost, in most market environments, to acquire the same assets in bulk through open market purchases. In effect, the value created by generating assets at this lower cost is creating future economic benefit, or value, for our stockholders. This added value is demonstrated in the estimated fair value of our loan portfolio.

     Table XXIV provides management's estimates of the value of the mortgage loans in its portfolio, given the assumptions presented. Because any estimated value assigned can vary dramatically based upon the assumptions used, the Company has presented a range of assumptions to allow readers to apply their own judgment in determining an estimated value. The Company estimates the weighted-average value of its mortgage loan portfolio as of June 30, 1998 to be between
105.5 and 106.0 (in terms of price to par).

     As presented in Table XXI, NovaStar is currently originating mortgage loans at an all-in cost of 103 percent of principal. This figure includes both direct costs of acquisition, such as broker premiums, and general overhead expenses. Direct costs of acquisition are capitalized as premium and amortized as an adjustment of yield over the life of the loan. The weighted-average premium on mortgage loans outstanding at June 30, 1998 represented 2.34 percent of principal. Using the estimated market values from above, this implies an estimated unrealized gain (or additional value) in the Company's mortgage loan portfolio at June 30, 1998 of between approximately 3.0 and 3.5 percent. Applying this percent to the balance of mortgage loans outstanding of $984 million results in an estimated unrealized gain of between approximately $30 and $35 million. This additional value results in an estimated mark-to-market equity of approximately $150 million, or $18 per outstanding share. By acquiring and accumulating assets at prices that are 2-3 points less in cost, the Company is providing additional value to stockholders in the form of higher asset yields that will be realized through higher future interest income and thereby higher net earnings and dividends. By not recording its securitized loans using "gain on the sale" accounting, which would recognize the above-discussed added value as current income, the Company lessens the risk of future write-downs should market conditions not prove to be as favorable as assumed at the time the loans are securitized.

Table XXIV
Estimated Market Price on Entire Loan Portfolio
As of June 30, 1998
--------------------------------------------------------------------------------

                                       Estimated Market Price                                           Estimated Market Price
                                     --------------------------                                       --------------------------
                                        Two- and Three-year                                              Six-month LIBOR Loan
                                        Fixed Loan Products                                                    Products
                                     --------------------------                                       --------------------------
Bond Equivalent Yield...............  8.03%     8.28%     8.53%       Bond Equivalent Yield........  8.53%     8.78%     9.03%
Spread to Index.....................  2.25%     2.50%     2.75%       Spread to Index..............  2.75%     3.00%     3.25%
Assumed Prepayment Speed                                              Assumed Prepayment Speed
  (CPR).............................                                    (CPR)......................
25.................................. 108.1%    107.3%    106.6%       30........................... 107.5%    106.9%    106.3%
30.................................. 106.7%    106.1%    105.5%       35........................... 106.4%    105.9%    105.4%
35.................................. 105.6%    105.1%    104.6%       40........................... 105.5%    105.1%    104.6%

                                                                                                       30/15-year Fixed and
                                         One-year CMT Loan                                            Balloon Loan Products
                                              Products                                                (Three-year Treasury)
                                     --------------------------                                     --------------------------
Bond Equivalent Yield...............  7.37%     7.62%     7.87%       Bond Equivalent Yield........  7.74%     7.99%     8.24%
Spread to Index.....................  2.00%     2.25%     2.50%       Spread to Index.............   2.25%     2.50%     2.75%
Assumed Prepayment Speed                                              Assumed Prepayment Speed
  (CPR).............................                                    (CPR)......................
30.................................. 107.1%    106.5%    105.9%       20........................... 107.4%    106.6%    105.8%
35.................................. 106.0%    105.5%    105.0%       25........................... 106.4%    105.7%    105.1%
40.................................. 105.1%    104.6%    104.2%       30........................... 105.5%    105.0%    104.4%


Table XXV
Estimated Market Price of Loans Originated in Second Quarter of 1998
Second Quarter 1998
--------------------------------------------------------------------------------

                                       Estimated Market Price                                         Estimated Market Price
                                     --------------------------                                     ---------------------------
                                        Two- and Three-year                                            Six-month LIBOR Loan
                                        Fixed Loan Products                                                  Products
                                     --------------------------                                     ---------------------------
Bond Equivalent Yield...............  8.03%     8.28%     8.53%       Bond Equivalent Yield........  8.03%     8.28%      8.53%
Spread to Index.....................  2.25%     2.50%     2.75%       Spread to Index..............  2.25%     2.50%      2.75%
Assumed Prepayment Speed                                              Assumed Prepayment Speed
  (CPR).............................                                    (CPR)......................
25.................................. 107.7%    107.0%    106.3%       25........................... 107.8%    107.1%     106.4%
30.................................. 106.3%    105.7%    105.1%       30........................... 106.4%    105.2%     104.6%
35.................................. 105.3%    104.8%    104.3%       35........................... 105.3%    104.8%     104.3%

                                         One-year CMT Loan                                             30/15-year Fixed and
                                              Products                                                 Balloon Loan Products
                                     --------------------------                                     ---------------------------
Bond Equivalent Yield...............  7.37%     7.62%     7.87%       Bond Equivalent Yield........  7.49%      7.74%     7.99%
Spread to Index.....................  2.00%     2.25%     2.50%       Spread to Index..............  2.00%      2.25%     2.50%
Assumed Prepayment Speed                                              Assumed Prepayment Speed
  (CPR).............................                                    (CPR)......................
25.................................. 107.4%    106.7%    106.0%       20........................... 107.6%     106.8%    106.0%
30.................................. 106.1%    105.5%    104.9%       25........................... 106.6%     105.9%    105.2%
35.................................. 105.0%    104.5%    104.0%       30........................... 105.7%     105.1%    104.6%

Table XXVI
Carrying Value of Loans by Product/Type
As of June 30, 1998
------------------------------------------------------------------

                Product/Type                        Carrying Value

Two- and three-year fixed....................          $  554,241
Six-month LIBOR..............................              75,786
One-year CMT.................................              45,064
30/15-year fixed and balloon.................             308,755
                                                       ----------
           Outstanding principal.............             983,846
Premium......................................              23,013
Reserve......................................              (3,341)
                                                       ----------
            Carrying Value...................          $1,003,518
                                                       ==========

Carrying value as a percent of principal.....               102.0%
                                                       ==========

Results of Operations -- Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net Income

     During the three months ended June 30, 1998, the Company realized net income of $1.9 million compared with a net loss of $1.1 million for the same period of 1997. The components of net income are discussed in the following paragraphs.

Net Interest Income

     The Company had average interest-earning assets of $1.26 billion during the three months ended June 30, 1998, compared with $350.1 million for the three months ended June 30, 1997. During the three month period ended June 30, 1998, mortgage securities earned $7.0 million, or a yield of 6.4 percent, while mortgage loans earned $19.4 million, or a yield of 9.5 percent. For the same period of 1997, mortgage securities earned $1.7 million, or a yield of 6.6 percent, while mortgage loans earned $5.3 million, or a yield of 8.6 percent. In total, assets earned $26.4 million -- a yield of 8.4 percent for the period ending June 30, 1998 compared with $6.9 million, or a yield of 7.93 percent for the period ending June 30, 1997.

     During the three months ended June 30, 1998, borrowed funds for the Company averaged $1.3 billion on which interest was incurred of $20.4 million, or 6.3 percent. In comparison, for the three months ended June 30, 1997, borrowed funds for the Company averaged $290.9 million on which interest was incurred of $5.2 million, or 7.1 percent. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

     Net interest income during the three months ended June 30, 1998 was $6.0 million, or 1.91 percent of average interest-earning assets compared with $1.8 million, or 2.04 percent of average interest-earning assets for the three month period ending June 30, 1997. Net interest spread for the Company was 2.10 percent versus 0.90 percent during the three months ended June 30, 1998 and June 30, 1997, respectively.

Provisions for Credit Losses

     During the three months ended June 30, 1998, the Company provided $1.1 million for credit losses compared with $548,000 for the three months ended June 30, 1997. Credit losses recognized during the three-month period ended June 30, 1998 were $675,000. The Company recognized no losses on its mortgage loan portfolio during the three-month period ended June 30, 1997. As mentioned earlier, reserves are maintained for losses management expects to incur on loans in the portfolio.

General and Administrative Expenses

     General and administrative expenses during the three months ended June 30, 1998 and June 30, 1997, respectively, were $4.4 million and $2.2 million. Consistent with prior periods, the single largest component of general and administrative expenses is the administrative outsourcing fee paid to NovaStar Mortgage, which was $2.1 million for the three month period ending June

30, 1998 compared with $1.3 million for the three month period ended June 30, 1997. Compensation and benefits totaled $460,000 during the second quarter of 1998 compared with $84,000 for the second quarter of 1997.

     Professional and outside services include legal fees and contract labor for the development of information systems. These expenses were $297,000 and $180,000 for the second quarter of 1998 and 1997, respectively.

     Loan servicing costs were $942,000 compared with $535,000 for the three month period ending June 30, 1998 and 1997, respectively. Loan servicing costs include direct costs of managing the loan portfolio which are not reimbursable by the borrower. In addition, loan servicing costs include fees associated with the service provider who services the Company's loans. These fees were paid to NovaStar Mortgage in 1998 and to an outside party during the same period of 1997 as the Company outsourced this service until July 15, 1997.

Equity in Earnings of Unconsolidated Affiliate

     For the three months ended June 30, 1998, Holding realized net income of $265,000, of which the Company recorded its portion. For the same period of 1997, Holding realized a net loss of 68,000. The significant increase in 1998 is primarily due to the increase in the administrative fee received from the Company related to building its wholesale lending infrastructure and to gains realized on the sale of mortgage securities and loans.

Taxable Income (Loss)

     Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table XXV is a summary of the differences between the Company's net income or loss reported for GAAP the three month period ended June 30, 1998 and 1997 by quarter and its taxable income.

Table XXVII
Taxable Income (Loss)
Six months Ended June 30, 1998 (in thousands)
--------------------------------------------------------------------------------

                                                  1998                                      1997
                                          --------------------------------------------------------------------
                                          Second        First       Fourth      Third       Second      First
                                          Quarter      Quarter     Quarter     Quarter      Quarter    Quarter
 Net income (loss)....................      $1,894       $1,279      $ (433)      $ 177     $(1,073)    $194
 Results of Holding and subsidiary....          -- (A)      273        (169)       (393)        126      408
 Provision for credit losses..........       1,145        1,076       1,009         726         547      171
 Loans charged-off....................        (675)        (518)       (140)         --          --       --
 Other, net...........................         208           (4)        296          (4)         (8)      --
                                            ------       ------      ------       -----     -------     ----

 Taxable income (loss)................      $2,572       $2,106      $  563       $ 506     $  (408)    $773
                                            ======       ======      ======       =====     =======     ====

-----------------

(A) Anticipated to be paid as dividends at 1998 year end, therefore, is excluded from computation.

Liquidity and Capital Resources

     Liquidity, as used herein, means the need for, access to and uses of cash. During the six months ended June 30, 1998, the Company's financing activities generated cash of $382 million. Cash was used during the six months ended June 30, 1998 in investing activities ($382 million) and in operating activities ($768,000). The Company's primary needs for cash include the acquisition of mortgage assets, principal repayment and interest on borrowings, operating expenses and dividend payments. The Company's business requires substantial cash to support its operating activities and growth plans. The Company has a certain amount of cash on hand to fund operations. The Company requires access to short-term credit facilities to fund its acquisition of wholesale loan originations and mortgage securities. Also, principal, interest and fees received on mortgage assets will serve to support the cash needs of the Company. Drawing upon various borrowing arrangements typically satisfies major cash requirements. The Company has demonstrated the ability to access public markets as a source of long-term cash resources.

     The Company has available borrowing capacity of $800 million under master repurchase agreements to acquire mortgage loans. Management is negotiating with other dealers for additional borrowing capacity. In addition, the Company has been approved as a borrower from reputable securities dealers for repurchase
agreements to fund the acquisition of mortgage securities.   On a long-term
basis, the Company pools its mortgage loans to serve as collateral for its CMOs. By doing so, the loans will be cleared as collateral from the master repurchase agreement and the warehouse line of credit, freeing those arrangements to fund further loan originations. All mortgage securities are classified as available-for-sale and could be sold in the open market to provide additional cash for liquidity needs. In addition, management believes a liquid market exists for its mortgage loans and the mortgage loan production of NovaStar Mortgage. Mortgage loans could be sold to generate cash flow. Table XXVI is a summary of financing arrangements and available borrowing capacity under those arrangements as of June 30, 1998.

Table XXVIII
Liquidity Resources
June 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

                                                   Maximum
                                                  Borrowing      Value of
                 Resource                           Limit       Collateral      Borrowings      Availability
First Union National Bank.....................      $ 75,000     $ 69,003        $ 56,529         $12,474
Merrill Lynch Mortgage Capital, Inc...........       400,000      212,242         205,529           6,713
Bear Stearns Home Equity Trust................       200,000           --              --              --
Lehman Commercial Paper, Inc..................       200,000           --              --              --
Residual financing available under CMOs.......        38,243       58,835              --          38,243
                                                                                 --------         -------
              Total...........................                                   $262,058         $57,430
                                                                                 ========         =======
Total availability as percent of:
  Total assets................................                                                       3.78%
                                                                                                  =======
  Total stockholders' equity..................                                                       50.0%
                                                                                                  =======

Interest rate sensitivity. In its assessment of the interest sensitivity and as an indication of the Company's exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument (or groups of similar instruments) is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. These amounts contain estimates and assumptions regarding prepayments and future interest rates. Actual economic conditions may produce results significantly different from the results depicted below. However, management believes the interest sensitivity model used is a valuable tool to manage the Company's exposure to interest rate risk. Table XXVII details the Company's Interest Rate Sensitivity as of June 30, 1998.

Table XXIX
Interest Rate Sensitivity (A)
June 30, 1998
--------------------------------------------------------------------------------

                                          Basis Point Increase (Decrease) in Interest Rate(B)
                                          ---------------------------------------------------
                                              (100)            Base(C)               100
                                            ----------        ----------          ----------
Market value of:
  Assets..............................      $1,634,869        $1,617,985          $1,595,622
  Liabilities.........................       1,465,663         1,464,478           1,463,300
  Interest rate agreements............          (8,739)             (325)             11,552
                                            ----------        ----------          ----------
Net market value......................      $  160,467        $  153,155          $  143,874
                                            ==========        ==========          ==========
Cumulative change in value(C).........      $    7,312                --          $   (9,281)
                                            ==========        ==========          ==========
Percent change from base assets(D)....            0.47%               --               (0.60%)
                                            ==========        ==========          ==========
Percent change of capital(E)..........            6.37%               --               (8.08%)
                                            ==========        ==========          ==========

----------------------
(A) Management analyzes the interest sensitivity of the Company and NovaStar Mortgage on a combined basis. The assets and liabilities of NovaStar Mortgage consist primarily of mortgage securities with a current face of $65.3 million and their related repurchase agreement financing.
(B) Value of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(C) Total change in estimated market value, in dollars, from "base." "Base" is the estimated market value at June 30, 1998.
(D) Total change in estimated market value, as a percent, from base.
(E) Total change in estimated market value as a percent of total stockholders' equity at June 30, 1998.

     Interest Rate Sensitivity Analysis. The values under the heading "Base" are management's estimates of market values of the Company's assets, liabilities and interest rate agreements on June 30, 1998. The values under the headings "100" and "(100)" are management's estimates of the market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points (1%) higher and lower. The cumulative change in value represents the change in value of assets from base, net of the change in value of liabilities and interest rate agreements from base.

     The interest sensitivity analysis is prepared regularly (at least monthly). If the analysis demonstrates that a 100 basis point shift (up or down) in interest rates would result in 10% or more cumulative change in value from base, management will modify the Company's portfolio by adding or removing interest rate cap or swap agreements.

     Sensitivity as of June 30, 1998. As shown in the table above, if interest rates were to decrease one percent (-100 basis points), the value of the Company's capital would increase by an estimated 6.37 percent. If interest rates rise by one percent (+100 basis points), the value of the Company's capital would decrease by an estimated 8.08 percent.

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

Table XXX
Capital Allocation Guidelines
June 30, 1998
--------------------------------------------------------------------------------

                               (A)              (B)             (C)          (D)           (E)              (F)            (F)
                             Minimum                         Duration     Liquidity      (c + d)          (b x e)        (a + f)
     Asset Category          Lender       Estimated Price     Spread       Spread      Total Spread    Equity Cushion   CAG Equity
     --------------          Haircut         Duration         Cushion      Cushion       Cushion         (% of MV)       Required

Agency-issued:
 Conventional ARMs.......      3.00%          3.50%              50           --             50            1.75%           4.75%
 GNMA ARMs...............      3.00           4.50               50           --             50            2.25            5.25
 GNMA Fixed Rates........      3.00           5.00               50           --             50            2.50            5.50
 Corporate Bonds.........     10.00           3.50              225           25            250            8.75           18.75
Mortgage loans:
 Collateral for
 warehouse financing.....      3.00           3.00              100           50            150            4.50            7.50
 Collateral for CMO......      5.00             --               --           --             --              --            5.00
 Delinquent..............     30.00             --               --           --             --           10.00           40.00
Hedging..................        --             --               --           --             --              --            5.80
Other....................    100.00             --               --           --             --              --          100.00

--------------------------------------------------
(A) Indicates the minimum amount of equity a typical lender would require with an asset from the applicable asset category. There is some variation in haircut levels among lenders. From the lender perspective, this is a "cushion" to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of the asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut. On the other extreme, "B" rated securities and securities not registered with the Securities and Exchange Commission (the "Commission") are substantially less liquid, and have more price volatility than Agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut.
(B) Duration is the price-weighted average term to maturity of financial instruments' cash flows.
(C) Estimated cushion need to protect against investors requiring a higher return compared to Treasury securities, assuming constant interest rates.
(D) Estimated cushion required due to a potential imbalance of supply and demand resulting in a wider bid/ask spread.
(E) Sum of duration (C) and liquidity (D) spread cushions.
(F) Product of estimated price duration (B) and total spread cushion. The additional equity, as determined by management, to reasonably protect the Company from lender margin calls. The size of each cushion is based on management's experience with the price volatility and liquidity in the various asset categories. Individual assets that have exposure to substantial credit risk will be measured individually and the leverage adjusted as actual delinquencies, defaults and losses differ with management's expectations.

     Each quarter, management presents to the Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the Company to predict or hedge the risk of the asset.

     Table XXIX is a summary of the capital allocation for NovaStar as they apply to the Company's mortgage assets and hedging instruments during 1998 and 1997.

Table XXXII
Required Equity
--------------------------------------------------------------------------------

                                                       1998                                1997
                                             ------------------------  ---------------------------------------------
Category                                        June 30   March 31     December 31  September 30   June 30  March 31
Mortgage loans:
  Current....................................  $ 21,566   $ 23,628        $  6,675     $  33,832   $22,780   $15,958
  Delinquent.................................       601      1,200           1,600         2,376        --        --
  Securitized loans..........................    37,766     23,478          22,500            --        --        --
Mortgage securities..........................    24,904     27,426          36,170        12,763    13,549     1,646
Other assets.................................    13,782     10,733              --            --        --        --
Hedging instruments..........................      (232)      (203)          5,500           427     1,787     2,804
                                               --------   --------        --------     ---------   -------   -------

Required equity..............................    98,387     86,262          72,445        49,398    38,116    20,408
Stockholders' equity.........................   114,875    115,798         116,489        47,036    46,337    46,202
Market value in excess of the carrying value
  of assets and hedges(A)....................    31,999     20,685              --            --        --        --
                                               --------   --------        --------     ---------   -------   -------

Excess equity................................  $ 48,487   $ 50,221        $ 44,044     $  (2,362)  $ 8,221   $25,794
                                               ========   ========        ========     =========   =======   =======

---------------------------------------
(A) The Company revised its CAG model during the first quarter of 1998 to include the market value in excess of the carrying value of assets and hedges as the Company has the ability to borrow against this residual.

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

     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives meeting certain conditions may be designated as hedging instruments, for which SFAS No. 133 prescribes accounting treatment, depending on the type of hedge. For those derivatives not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. For the Company, SFAS No. 133 must be applied not later than for the fiscal year beginning January 1, 2000. Management is currently evaluating the impact of SFAS No. 133 to the Company's financial statements.

The Year 2000

     Management is aware of potential Year 2000 issues. The Company has focused its internal system resources to ensure that Year 2000 software issues will not adversely affect its operations and financial systems. Primarily as a result of recently developing or purchasing all software used by the Company, management expects to incur no significant costs in conjunction with becoming Year 2000 compliant. The Company is requiring all outside vendors to provide written assurance to the Company that their products are Year 2000 compliant.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As of June 30, 1998, there were no material legal proceedings pending to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters of Vote of Security Holders

         (a) The 1998 annual meeting of shareholders of the Company was held on May 13, 1998.

         (b)  The following matters were voted on at the annual meeting:

                                                                                     Vote
                                                           ---------------------------------------------------
                                                              For       Against     Abstain   Broker Non-Votes
                                                           ---------------------------------------------------
              1.   Election of Director
                   W. Lance Anderson                       4,972,926        0      1,227,542      1,628,197

                   Gregory T. Barmore                      4,972,426        0      1,228,042      1,628,197

              The following Directors' terms of office continue after the meeting:

              Scott F. Hartman
              Edward W. Mehrer
              Jenne K. Britell

                                                                                     Vote
                                                           ---------------------------------------------------
                                                              For       Against     Abstain   Broker Non-Votes
                                                           ---------------------------------------------------

              2.   Ratification of KPMG Peat Marwick LLP
                   as the Company's independent public
                   accountants for 1998                    6,178,492      5,412      16,564       1,628,197


                                                                                     Vote
                                                           ---------------------------------------------------
                                                              For       Against     Abstain   Broker Non-Votes
                                                           ---------------------------------------------------

              3.   Approval of technical amendments to the
                   Company's charter to conform to the
                   requirements of the New York Stock
                   Exchange and to clarify the application
                   of the Company's 9.8% REIT-qualifying
                   stock ownership restriction             6,185,424     14,414         630       1,628,197

Item 5.   Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed with this report are as follows:

     10.1  Master repurchase agreement with Lehman Brothers
     11.1  Schedule regarding computation of per share earnings
     21.1  Subsidiaries of the Registrant
     27.1  Financial data schedule

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1998. However, the Company filed a Form 8-K regarding certain amendments made to its charter on July 6, 1998.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.
                                         /s/ Scott F. Hartman
DATE: August 7, 1998                     -------------------------------------
                                         Scott F. Hartman
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

DATE: August 7, 1998                     /s/ Rodney E. Schwatken
                                         -------------------------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)