Form 10-Q
period 1998-09-30
NOVASTAR FINANCIAL INC
filed 1998-11-12
CIK 1025953

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998.

                                      OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to _____________.

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

The number of shares of the registrant's common stock outstanding as of November 10, 1998 was 8,127,314.

                            NOVASTAR FINANCIAL, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                                     INDEX


                                                                            Page
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:
            Balance Sheets.................................................    1
            Statements of Operations.......................................    2
            Statements of Cash Flows.......................................    3
            Notes..........................................................    4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    6


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   31

Item 2.    Changes in Securities...........................................   31

Item 3.    Defaults Upon Senior Securities.................................   31

Item 4.    Submission of Matters to a Vote of Security Holders.............   31

Item 5.    Other Information...............................................   31

Item 6.    Exhibits and Reports on Form 8-K................................   31

           Signatures......................................................   32


NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                       September 30, 1998        December 31, 1997
                                                                           (unaudited)
Assets
 Cash and cash equivalents......................................           $       --               $       --
 Restricted cash................................................               55,383                   20,424
 Mortgage loans.................................................              944,228                  574,984
 Available-for-sale securities:
  Mortgage securities...........................................              390,276                  517,246
  Other.........................................................               18,000                       --
 Accrued interest receivable....................................               11,046                    7,088
 Investment in NFI Holding Corporation..........................                 (409)                   2,188
 Due from NFI Holding Corporation...............................              259,312                       --
 Other assets...................................................               15,489                    4,322
                                                                           ----------               ----------

      Total assets..............................................           $1,693,325               $1,126,252
                                                                           ==========               ==========


Liabilities and Stockholders' Equity
 Liabilities:
  Collateralized mortgage obligations...........................           $  948,590               $  408,867
  Repurchase agreements.........................................              579,697                  556,443
  Warehouse line of credit......................................               46,779                   40,250
  Accounts payable and accrued expenses.........................                8,411                    4,203
                                                                           ----------               ----------
      Total liabilities.........................................            1,583,477                1,009,763

 Stockholders' equity:
  Capital stock, $0.01 par value, 50,000,000
   shares authorized:
    Common stock, 8,127,314 and 7,828,665
     shares issued and outstanding, respectively................                   81                       78
  Additional paid-in capital....................................              121,358                  117,084
  Accumulated deficit...........................................               (5,416)                  (2,859)
  Accumulated other comprehensive income (deficit)..............               (4,777)                   4,353
  Forgivable notes receivable from founders.....................               (1,398)                  (2,167)
                                                                           ----------               ----------

       Total stockholders' equity...............................              109,848                  116,489
                                                                           ----------               ----------

    Total liabilities and stockholders' equity..................           $1,693,325               $1,126,252
                                                                           ==========               ==========

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands)
--------------------------------------------------------------------------------

                                                               For the Nine Months Ended          For the Three Months
                                                                     September 30,                 Ended September 30,
                                                              --------------------------      ---------------------------
                                                                    1998          1997               1998         1997
Interest income:
 Mortgage loans..............................................      $56,274       $14,749            $22,312       $ 7,670
 Mortgage securities.........................................       22,881         6,796              6,485         4,555
                                                                   -------       -------            -------       -------

Total interest income........................................       79,155        21,545             28,797        12,225
Interest expense.............................................       60,948        16,224             22,088         9,786
                                                                   -------       -------            -------       -------

Net interest income..........................................       18,207         5,321              6,709         2,439
Provision for credit losses..................................        3,400         1,444              1,179           726
                                                                   -------       -------            -------       -------

Net interest income after provision for credit losses........       14,807         3,877              5,530         1,713

Fees from NovaStar Mortgage, Inc.............................        3,766            --              3,349            --
Other income.................................................        2,012           326                919           259

Equity in earnings (loss) of NFI Holding Corporation.........       (2,455)         (141)            (2,446)          290

General and administrative expenses:
 Services provided by NovaStar Mortgage, Inc.................        5,700         2,450              2,100         1,200
 Loan servicing..............................................        3,163           694              1,547           123
 Compensation and benefits...................................        1,374           701                478           332
 Forgiveness of notes receivable from founders...............          812            --                270            --
 Office administration.......................................          681           201                276            89
 Professional and outside services...........................          649           430                296           181
 Other.......................................................          184           288                 (9)          160
                                                                   -------       -------            -------       -------

   Total general and administrative expenses.................       12,563         4,764              4,958         2,085
                                                                   -------       -------            -------       -------

Net income (loss)............................................      $ 5,567       $  (702)           $ 2,394       $   177
                                                                   =======       =======            =======       =======

Basic earnings per share.....................................      $  0.69       $ (0.19)           $  0.29       $  0.05
                                                                   =======       =======            =======       =======

Diluted earnings per share...................................      $  0.64       $ (0.19)           $  0.29       $  0.05
                                                                   =======       =======            =======       =======

Dividends declared per share.................................      $  1.00       $  0.18            $  0.35       $  0.08
                                                                   =======       =======            =======       =======

Basic weighted average shares outstanding....................        8,033         3,767              8,124         3,767
                                                                   =======       =======            =======       =======

Diluted weighted average shares outstanding..................        8,639         3,767              8,157         3,804
                                                                   =======       =======            =======       =======

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)
--------------------------------------------------------------------------------

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                             1998           1997
Net cash provided by operating activities                                  $   4,191     $   3,281

Cash flow from investing activities:
   Mortgage loans purchased from NovaStar Mortgage, Inc...............      (510,267)     (229,364)
   Mortgage loans sold to others......................................         7,933            --
   Mortgage loans purchased from others...............................            --      (219,995)
   Mortgage loan repayments...........................................       125,818        27,402
   Purchases of available-for-sale securities.........................      (375,051)     (380,820)
   Proceeds from sales of available-for-sale securities...............       323,631        99,794
   Proceeds from paydowns on and maturities of available-for-sale
     securities.......................................................       150,018        22,506
   Settlement of amounts payable to brokers...........................            --       (12,676)
   Net change in amounts due from NFI Holding Corporation.............      (259,035)        5,861
   Investment in NFI Holding Corporation..............................            --        (1,980)
                                                                           ---------     ---------

   Net cash used in investing activities..............................      (536,953)     (689,272)

Cash flow from financing activities:
   Net change in restricted cash......................................       (34,959)           --
   Proceeds from issuing collateralized mortgage obligations..........       665,000            --
   Payments on collateralized mortgage obligations....................      (125,277)           --
   Net borrowings under repurchase agreements and warehouse line......        29,783       644,195
   Exercise of stock options and warrants.............................         4,365            --
   Registration costs of stock options and warrants...................           (88)           --
   Additional private placement offering costs........................            --           (48)
   Dividends paid.....................................................        (6,062)         (354)
                                                                           ---------     ---------

   Net cash provided by financing activities..........................       532,762       643,793
                                                                           ---------     ---------

   Net increase (decrease) in cash and cash equivalents...............            --       (42,198)
   Cash and cash equivalents, beginning of period.....................            --        46,434
                                                                           ---------     ---------

   Cash and cash equivalents, end of period...........................     $      --     $   4,236
                                                                           =========     =========

Supplemental disclosure of cash flow information:
   Cash paid for interest.............................................     $  60,312     $  15,416
                                                                           =========     =========
   Dividends payable..................................................     $   2,845     $     284
                                                                           =========     =========

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (Unaudited)
--------------------------------------------------------------------------------

Note 1.  Financial Statement Presentation

  The consolidated financial statements as of and for the periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management all adjustments have been made, which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and the Notes thereto, included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  The Company owns 100 percent of the common stock of three special purpose entities -- NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. The Company formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

  The Company owns 100 percent of the preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding.
The founders of the Company own the voting common stock of Holding. NovaStar Mortgage, Inc. and NovaStar Capital, Inc. are wholly owned subsidiaries of Holding. Certain key officers of the Company serve as officers of Holding, NovaStar Mortgage and NovaStar Capital. The Company accounts for its investment in Holding using the equity method.

Note 2.  Subsequent Events

   As a result of significant liquidity constraints imposed upon the Company by certain key lenders subsequent to September 30, 1998, management took the following actions in October 1998:

   On October 11, 1998, the Board of Directors of the Company agreed to defer payment of the dividend it declared on September 22, 1998 ($0.35 per share, $2.8 million in total) until January 15, 1999.

   On various dates during October 1998, the Company and NovaStar Mortgage executed contracts for the sale of all securities owned by the Company and NovaStar Mortgage. All securities sales settled during October at an aggregate loss of $15.4 million.

   On various dates during October 1998, the Company executed contracts for the termination of interest rate swap agreements with a notional amount of $455 million, representing 42 percent of all interest rate agreements owned by the Company. The terminations settled in October 1998 at an aggregate loss of $8.0 million. The Company continues to own interest rate cap agreements, but has significantly reduced liquidity risk exposure relating to its interest rate agreements.

   On October 13, 1998, the Company executed a 90-day financing agreement with GMAC/Residential Funding Corporation, secured by certain mortgage interests of the Company. Under the terms of the agreement, the Company borrowed $15 million to support immediate cash needs. In addition, the Company agreed to pay a $3 million commitment fee at maturity of the note. The resulting $18 million obligation bears interest at one-month LIBOR plus five percent. Additionally, GMAC/RFC acquired 812,731 warrants for the purchase of the Company's common stock at a price of $4.5625, the closing price of the common stock on October 12, 1998. The Company and GMAC/RFC are presently in negotiations regarding terms to establish a long-term strategic alliance. However, no assurance can be given that the alliance will be established. If a strategic alliance is successfully negotiated, GMAC/RFC has the option to waive $2 million of the commitment fees discussed above in exchange for an additional 811,919 warrants for the purchase of the Company's stock at a price of $4.5625 per share.

   Additional events, as described below, occurred subsequent to September 30, 1998. Although these events were not a direct result of the event discussed above, they affect the Company's liquidity position.

   On various dates during October 1998, NovaStar Mortgage accepted bids from third parties for the sale of approximately $221 million, or 94 percent of loans it owned as of September 30, 1998. Final terms of the sales will be determined after due diligence is performed on subject loans. Closings on these sales are expected to be prior to December 31, 1998. Management of NovaStar Mortgage expects to continue marketing its originated loans for sale to third parties.

   On October 21, 1998, the Company finalized the second closing on the securitization of asset-backed bonds, the first closing of which was during the third quarter. In the second closing, approximately $43 million of loans were added to the trust assets of NovaStar Home Equity Series 1998-2.

Note 3.  Related Party Receivable

     Prior to July 1, 1998, the Company acquired all mortgage loans originated by NovaStar Mortgage, Inc. These acquisitions were financed using warehouse and repurchase lending arrangements with commercial and investment banks. During the third quarter of 1998, NovaStar Mortgage discontinued virtually all its sales of mortgage loans to the Company in order to market and sell these loans to third parties. However, the Company continues to provide financing for these loans on behalf NovaStar Mortgage. As a result, the Company has a receivable as of September 30, 1998 of $259.3 million from NovaStar Mortgage. The receivable represents its interest in mortgage loans, restricted cash and other assets related to mortgage loans recorded on the balance sheet of NovaStar Mortgage, Inc. These advances will be repaid when the loans are sold (see Note 2), and the Company will, in turn, repay borrowings.

Note 4.  Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income." Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Currently, the only components of comprehensive income for the Company are the net change in the unrealized gain
(loss) on available-for-sale securities and net income. The adoption of SFAS No. 130 did not result in an adjustment to assets, liabilities, stockholders' equity or net income. The consolidated balance sheets of the Company as of and for the year ended December 31, 1997 are comparable to those as of September 30, 1998. However, the caption for comprehensive income has appropriately been identified.

     Following is a summary of comprehensive income for the three- and nine-month periods ended September 30, 1998.

                                                          For the Nine Months      For the Three Months
                                                          Ended September 30       Ended September  30
                                                          -------------------      --------------------
                                                            1998       1997          1998        1997
  Net income (loss).....................................   $ 5,567    $ (702)       $ 2,394      $  177
  Other comprehensive income -- net change in unrealized
   gain (loss) on available-for-sale securities.........    (9,130)    2,255         (4,828)        872
                                                           -------    ------        -------      ------
  Comprehensive income (loss)...........................   $(3,563)   $1,553        $(2,434)     $1,049
                                                           =======    ======        =======      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the preceding Consolidated Financial Statements of the Company and the Notes thereto as well as the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Safe Harbor Statement

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (the Company) and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company's Annual Report filed on form 10K. In addition, there are many important factors that could cause NovaStar's actual results to differ materially from those indicated in the forward-looking statements. These factors include, but are not limited to, general economic conditions, interest rate levels and risk, prepayment speeds, delinquency and loss rates, changes (legislative and otherwise) in the asset securitization industry or the REIT provisions of the Internal Revenue Code, demand for NovaStar's service, the impact of certain covenants in loan agreements of NovaStar, the degree to which NovaStar is leveraged, its needs for and availability of financing, its access to capital and other risks identified in NovaStar's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

Basis of Presentation

     The Company owns 100 percent of the common stock of NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage
Funding Corporation.   These entities were established as special purpose
entities used in the Company's issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the financial condition and results of operations of these entities.

     The Company owns 100 percent of the non-voting preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding. Scott Hartman and Lance Anderson, the Company's founders, own the voting common stock of Holding. NovaStar Mortgage, Inc. is a wholly owned subsidiary of Holding. Certain key officers of the Company serve as officers of Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of Holding and NovaStar Mortgage. In June 1998, Holding formed NovaStar Capital, Inc. to purchase and sell mortgage loans. The Company accounts for its investment in Holding using the equity method.

Events Subsequent to September 30, 1998

     As of September 30, 1998, the Company had an arrangement with an lender whereby the Company could borrow up to 50 percent of the value of the residual interests in the Company's collateralized mortgage obligations. Borrowing capacity under this arrangement was in excess of $30 million. However, the lender restricted the Company's access to funds under this arrangement to $25 million as of September 30, 1998. In October, the lender withdrew its financing under this arrangement. This event, combined with declining market prices for its securities and off-balance-sheet financial instruments, caused management to take several actions, as discussed in following paragraphs, to restore the Company's liquidity and to reduce further exposure to liquidity risk. As a result of these actions, the Company anticipates incurring a significant net loss during the fourth quarter of 1998.

     On October 11, 1998, the Board of Directors of the Company agreed to defer payment of the third quarter dividend ($0.35 per share) until January 15, 1999.

     On various dates during October 1998, the Company and NovaStar Mortgage executed contracts for the sale of all securities owned by the Company and NovaStar Mortgage. All securities sales settled during October at an aggregated loss of $15.4 million.

     On various dates during October 1998, the Company terminated interest rate swap agreements with a notional amount of $455 million, representing 42 percent of all interest rate agreements owned by the Company. The terminations settled in October 1998 at an aggregate loss of $8.0 million.

     On October 13, 1998, the Company executed a 90-day financing agreement with GMAC/Residential Funding Corporation, secured by certain mortgage interests of the Company. Under the terms of the agreement, the Company received a $15 million loan to support immediate cash needs. The loan bears interest at one-month LIBOR plus five percent. The Company is required to pay a $3 million
commitment fee upon maturity of the note.   Additionally, GMAC/RFC acquired
812,731 warrants for the purchase of the Company's common stock at a price of $4.5625, the closing price of the common stock on October 12, 1998. The Company and GMAC/RFC are presently in negotiations regarding terms for a long-term strategic alliance. However, no assurances can be given that an alliance will in fact be executed. Upon execution of a strategic alliance, GMAC/RFC will refund $2 million of the commitment fees discussed above and NovaStar will issue additional 811,919 warrants for the purchase of the Company's stock at a price of $4.5625 per share.

     Additional events, as described below, occurred subsequent to September 30, 1998. Although these events were not a direct result of the above-described events, they affect the Company's liquidity position.

     On various dates during October 1998, NovaStar Mortgage has accepted bids for the sale of approximately $221 million, or 94 percent of loans it owned as of September 30, 1998. However, final terms of these sales will be determined after due diligence is performed on subject loans. Closing on these sales is expected to take place prior to December 31, 1998.

     On October 21, 1998, the Company finalized the second closing on the securitization of asset-backed bonds, the first closing of which occurred during the second quarter. In the second closing, approximately $43 million of loans were added to the trust assets of NovaStar Home Equity Series 1998-2.

     After completing the above transactions, the Company's balance sheet will consist primarily of subprime mortgage loans financed with non-recourse asset-backed bonds. Table I is a condensed balance sheet as of September 30, 1998 with a comparative pro-forma balance sheet assuming the foregoing transactions had been executed on that date, excluding the sales of mortgage loans expected to occur during the fourth quarter.

Table I
Condensed Balance Sheets
September 30, 1998
--------------------------------------------------------------------------------

                                                           September 30, 1998
                                                       -------------------------
                                                         Actual        Pro Forma
Assets
 Cash and cash equivalents...........................  $       --     $   15,638
 Restricted cash.....................................      55,383         12,683
 Mortgage loans......................................     944,228        987,781
 Available-for-sale securities.......................     408,276             --
 Due from NFI Holding Corporation....................     259,312        215,758
 Other assets........................................      26,126         21,008
                                                       ----------     ----------

   Total assets......................................  $1,693,325     $1,252,868
                                                       ==========     ==========

Liabilities and Stockholders' Equity
 Liabilities:
  Collateralized mortgage obligations................  $  948,590     $  948,590
  Repurchase agreements..............................     579,697        151,521
  Warehouse line of credit...........................      46,779         35,079
  Short-term note payable............................          --         18,000
  Accounts payable and accrued expenses..............       8,411          8,346
                                                       ----------     ----------
   Total liabilities.................................   1,583,477      1,161,536

 Stockholders' equity................................     109,848         91,332
                                                       ----------     ----------

   Total liabilities and stockholders' equity........  $1,693,325     $1,252,868
                                                       ==========     ==========

     In the foreseeable future, the Company does not expect to purchase a significant amount of loans originated by NovaStar Mortgage, and NovaStar Mortgage is expected to sell a majority of the mortgage loans it originates to unrelated entities for cash. Net income for the Company will be generated from the spread on securitized loans, general and administrative expenses and equity in earnings of NFI Holding Corporation. Earnings of NFI Holding Corporation will primarily include gains on the sales of mortgage loans originated by NovaStar Mortgage and general and administrative expenses.

     Additional information regarding the Company's liquidity position and events subsequent to September 30, 1998 are included in "Liquidity and Capital Resources."

Liquidity and Capital Resources

     Subsequent to September 30, 1998, access to a key financing source was withdrawn, as discussed in "Events Subsequent to September 30, 1998." The events and actions discussed therein are important to the discussion below regarding the liquidity and capital resources of the Company.

     Liquidity, as used herein, means the need for, access to and uses of cash. The Company's primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend
payments.   The Company's business requires substantial cash to support its operating activities.  The Company has a certain amount of cash on hand to fund
operations.   Principal, interest and fees received on mortgage assets will
serve to support the cash needs of the Company.   Drawing upon various borrowing
arrangements typically satisfies major cash requirements. Historically, the Company demonstrated the ability to access public markets as a source of long-term cash resources. The events in early October

1998 changed the liquidity position of the Company. Options available to the Company for financing sources have been restricted.

     Actions of the Company, during unfavorable market conditions as discussed in "Events Subsequent to September 30, 1998" were taken to restore liquidity and mitigate additional margin call risk. Although these actions will result in a significant net loss for the fourth quarter of 1998, management believes they were necessary under the circumstances.

     In addition to the mortgage loans that have been securitized and are reflected on the Company's balance sheet, NovaStar Mortgage continues to originate subprime mortgage loans expected to be sold to third parties. As of September 30, 1998, NovaStar Mortgage had $238 million of subprime mortgage loans. The Company provides financing for these loans through its own warehouse and repurchase credit facilities. Sales commitments have been accepted for $221 million of these loans. Management expects to continue selling loans originated by NovaStar Mortgage during the fourth quarter of 1998 and into 1999. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls.

     Table II is a summary of financing arrangements and available borrowing capacity under those arrangements as of November 9, 1998.

Table II
Liquidity Resources
November 9, 1998 (dollars in thousands)
------------------------------------------------------------------------------------------------------
                                                        Maximum
                                                       Borrowing   Value of
                      Resource                           Limit    Collateral  Borrowings  Availability
First Union National Bank:
  Committed warehouse line of credit.................  $ 75,000    $ 34,895     $ 16,913      $17,982
  Committed secured whole loan repurchase agreement..   100,000      85,816       85,816
Merrill Lynch Mortgage Capital, Inc. ................               150,100      150,100           --
Residual financing available under CMOs..............    18,000        (A)        18,000           --
                                                                                --------      -------
    Total............................................                           $270,829      $17,982
                                                                                ========      =======
Total availability as percent of:
  Total assets.......................................                                            1.06%
                                                                                                =====
  Total stockholders' equity.........................                                           16.37%
                                                                                                =====

--------------
(A) The Company's estimates of the value of the residuals range from $50 to $70 million.

     During the nine months ended September 30, 1998, the Company's operating and financing activities generated cash of $4 million and $533 million, while investing activities used cash of $537 million.

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

     Based on the Company's performance and stock price during the first three quarters of the year, the Company's management anticipated forgiveness of the second tranche of these notes. As a result, non-cash charges to earnings have been recorded during the first three quarters of 1998 in the amount of $812,000. Based on actions taken by management as described in "Events Subsequent to September 30, 1998" and the current value of Company's stock, it appears unlikely that the second tranche of the notes receivable from founders will be forgiven. Final determination regarding forgiveness will be made during the fourth quarter of 1998. If the second tranche is not forgiven, all amounts that have been charged off during 1998 will be reinstated.

Financial Condition

     During the nine months ended September 30, 1998, NovaStar Mortgage originated approximately 8,000 subprime residential mortgage loans with an aggregate principal amount of $735 million, of which $498 million was acquired by the Company. However, unlike previous periods, the Company discontinued virtually all its purchase of NovaStar Mortgage's loan originations during the third quarter of 1998 as NovaStar Mortgage intends to sell the majority of its third quarter production to independent third parties. The Company's balance sheet continues to become more heavily weighted toward subprime mortgage loans. As of September 30, 1998, subprime mortgage loans comprise 71 percent of the mortgage assets owned by the Company compared with 51 percent at December 31, 1997.

     During the nine months ended September 30, 1998, the Company sold $7.5 million of loans purchased from NovaStar Mortgage to unrelated third parties for cash, recognizing gains on these transactions of $315,000. The Company also completed two securitizations during the nine months ended September 30, 1998, pooling $618 million of mortgage loans as collateral of which $43 million was added during the fourth quarter of 1998.

     Table III is a summary of wholesale loan originations and bulk acquisitions for 1998 and 1997. Table IV presents a more detailed analysis of wholesale loan originations.

Table III
Wholesale Loan Originations (A) and Bulk Acquisitions (B)
Nine Months Ended September 30, 1998 and Year Ended December 31, 1997
(dollars in thousands)
----------------------------------------------------------------------------------------------
                    Wholesale Originations (A)   Bulk Acquisitions (B)           Total
                    --------------------------------------------------------------------------
                     Number          Principal    Number     Principal    Number     Principal
                    of Loans          Amount     of Loans     Amount     of Loans     Amount
1998:
  Third quarter...     2,576          $232,333         79     $  8,165      2,655     $240,498
  Second quarter..     3,133           294,303         --           --      3,133      294,303
  First quarter...     2,033           207,976         --           --      2,033      207,976
                       -----          --------      -----  -----------      -----     --------

  1998 total......     7,742          $734,612         79     $  8,165      7,821     $742,777
                       =====          ========      =====     ========      =====     ========

1997:
  Fourth quarter..     1,552          $183,012         --     $     --      1,552     $183,012
  Third quarter...     1,025           136,582         --           --      1,025      136,582
  Second quarter..       509            77,692        530       49,808      1,039      127,500
  First quarter...        68            12,688      1,422      157,432      1,490      170,120
                       -----          --------      -----     --------      -----     --------

  1997 total......     3,154          $409,974      1,952     $207,240      5,106     $617,214
                       =====          ========      =====     ========      =====     ========

----------------
(A)  Loans originated by NovaStar Mortgage
(B) First two quarters of 1997 represent bulk acquisitions by NFI; third quarter of 1998 represents bulk acquisitions by NovaStar Capital, Inc.

Table IV
1998 and 1997 Quarterly Wholesale Loan Originations (A)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                      Weighted Average
                                                                -----------------------------
                                        Average                 Loan-to-     Credit               Percent with
                    Number               Loan    Price Paid to   Value     Rating (B)  Coupon      Prepayment
                   of Loans  Principal  Balance     Broker                                          Penalty
1998:
  Third quarter...    2,576   $232,333   $ 90        101.4        81%        4.37      10.11%         79%
  Second quarter..    3,133    294,303     94        101.3        81         4.43       9.93          71
  First quarter...    2,033    207,976    102        101.4        81         4.45       9.93          65
                      -----   --------

1998 total........    7,742   $734,612     95        101.4        81         4.42       9.99          72
                      =====   ========

1997:
  Fourth quarter..    1,552   $183,012    118        101.6        81         4.32      10.09          71
  Third quarter...    1,025    136,582    133        101.6        79         4.21      10.12          66
  Second quarter..      509     77,692    153        102.1        77         4.23      10.17          84
  First quarter...       68     12,688    187        102.3        75         4.22       9.64          78
                      -----   --------

1997 total........    3,154   $409,974    130        101.7        79         4.26      10.10          73
                      =====   ========

-----------------
(A)  Loans originated by NovaStar Mortgage
(B)  AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

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

     Table V is a presentation of loans as of September 30, 1998 and their credit grades.

Table V
Mortgage Loans by Credit Grade
September 30, 1998 (dollars in thousands)
----------------------------------------------------------------------------------------
                                     Maximum                   Weighted      Weighted
                     Allowed         Loan-to-    Current       Average        Average
Credit Rating    Mortgage Lates       value     Principal       Coupon     Loan-to-value
AA...........        0 x 30            95       $115,975         9.48          83.3%
A............        1 x 30            90        367,921         9.82          79.6
A-...........        2 x 30            90        222,011        10.25          80.7
B............    3 x 30, 1 x 60        85        141,165        10.52          77.5
                 5 x 30, 2 x 60,
C............        1 x 90            80         62,965        11.09          72.3
D............    6 x 30, 3 x 60,
                     2 x 90            65         14,398        11.97          62.2
                                                --------
  Total......                                   $924,435        10.11          79.2
                                                ========

     Table VI is a summary of loans originated by NovaStar Mortgage by state. Table VII is a summary of all mortgage loans owned by the Company as of September 30, 1998 by state.

Table VI
Mortgage Loan Originations by State (A)
Nine Months Ended September 30, 1998 and Year Ended December 31, 1997
---------------------------------------------------------------------

                                                 Percent of Total Originations during Quarter
                                                     (based on original principal balance)
                                  -----------------------------------------------------------------------------------
                                               1998                                            1997
                                  -------------------------------            ----------------------------------------

Collateral Location               Third       Second        First            Fourth     Third        Second     First
Florida..................          17%          16%          12%                9%        10%           8%        1%
California...............           6            9           15                19         24           26        40
Washington...............           5            6            7                 8         11           16        15
Michigan.................           5            5            5                 5          3           --        --
Texas....................           5            3            3                 3          4            7         2
North Carolina...........           5            3            2                 1          1           --         1
Ohio.....................           4            5            2                 2          2            2        --
Nevada...................           4            3            6                 5          4            2        --
Oregon...................           3            4            5                 6          6            9         7
Maryland.................           2            3            4                 5          6            5        13
Utah.....................           2            3            3                 6          6            9        13
Virginia.................           2            2            2                 5          6            2        --
Oklahoma.................          --            1            1                 1          1            2         5
All other states.........          40           40           35                26         17           12         4

-------------------------
(A)  Loans originated by NovaStar Mortgage, Inc.

Table VII
Mortgage Loans by State
As of September 30, 1998
------------------------

    Percent of Portfolio (based on
     original principal balance)

   Collateral Location
                             Percent
California...............      19%
Florida..................      12
Washington...............       8
Oregon...................       5
All other states.........      56

     As of September 30, 1998, the carrying value of mortgage securities totaled $390.3 million compared with $517.2 million as of December 31, 1997. As more of the Company's capital is allocated to subprime mortgage loans, less is available for mortgage securities. As a result, during the nine months ended September 30, 1998, the Company sold mortgage securities with an amortized cost of $323.3 million compared with $100.6 million for the period ended September 30, 1997. The Company acquired mortgage securities with an aggregate cost of $354.9 million for the period ended September 30, 1998 compared with $376.0 million for the same period of 1997. Tables VIII and XI are summaries of the securities acquired during 1998 and 1997 by quarter and the portfolio as of September 30, 1998.

Table VIII
Mortgage Security Acquisitions
Nine Months Ended September 30, 1998 and Year Ended December 31, 1997 (dollars in thousands)
------------------------------------------------------------------------------

                                                                                           Net       Weighted
                                                                                        Price to      Average
                                                   Principal     Premium    Discount       Par        Coupon
1998:
Third quarter                                      $     --      $   --     $    --         --         --   %
Second quarter - Federal National Mortgage.....      80,237         823          --        101.0        6.40
   Association.................................

First quarter:
   Federal National Mortgage Association.......      40,929         444          --        101.1        6.12
   Government National Mortgage Association....     229,130       3,726        (364)       101.5        6.39

1997:
Fourth quarter:
   Federal National Mortgage Association.......      46,779       1,856          --        104.0        8.00
   Government National Mortgage Association....     233,546       2,649      (1,457)       100.5        5.74
Third quarter - Federal Home Loan Mortgage.....       2,202          87          --        104.0        7.40
Corporation....................................
Second quarter:
   Federal National Mortgage Association.......     247,219       5,174          --        102.1        7.48
   Federal Home Loan Mortgage Corporation......     102,083       2,450          --        102.4        6.90
First quarter:
   Federal National Mortgage Association.......       7,491         231          --        103.1        7.57
   Government National Mortgage Association....       8,931         174          --        101.9        7.13

Table IX
Mortgage Security Portfolio
As of September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

                                                                          Gross
                                                               ---------------------------                       Weighted
                                                               Unamortized      Unaccreted        Carrying        Average
                                                 Principal       Premium         Discount           Value         Coupon
Federal National Mortgage Association..........   $259,860         $5,565          $  --          $265,424         7.04%
Government National Mortgage Association.......    123,211            282           (225)          123,268         5.40
Federal Home Loan Mortgage Corporation.........      4,160            136             --             4,296         7.54
                                                  --------         ------          -----          --------
                                                  $387,231         $5,983          $(225)          392,989         6.52%
                                                  ========         ======          =====
Net unrealized loss                                                                                 (2,713)
                                                                                                  --------
Carrying value                                                                                    $390,276
                                                                                                  ========

     As described under the section labeled "Events Subsequent to September 30, 1998", all of the securities portfolio at September 30, 1998 was sold in October 1998 at losses aggregating $15.4 million.

     Mortgage loan originations are funded with various warehouse facilities prior to securitization. Loans originated through the lending operations of NovaStar Mortgage have typically been funded initially through a $75 million warehouse line with First Union National Bank under which the Company and NovaStar Mortgage are co-borrowers. The Company also uses repurchase agreements to finance mortgage loan purchases. Funds borrowed against master repurchase agreements are also used to acquire loans from NovaStar Mortgage. Residual financing is another short-term borrowing instrument currently available to the Company.

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

     Table X displays the amounts outstanding under borrowing arrangements as of September 30, 1998.

Table X
Borrowings
September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

                                                                        As of  September 30, 1998
                                                                   ----------------------------------
                                                                                Weighted                     Average Daily
                                                                   Weighted      Days to                   Balance During the
                                                                   Average      Reset or                   Nine Months Ended
                                                                     Rate       Maturity      Balance      September 30, 1998
Repurchase agreements secured by mortgage securities..........      5.44%           4        $397,176            $511,460
Master repurchase agreement secured by mortgage loans.........      6.38           31         182,521             156,854
                                                                                             --------
  Total repurchase agreements.................................                                579,697
Warehouse line of credit......................................                   Demand        46,779              20,043
                                                                                             --------
  Total borrowings............................................                               $626,476
                                                                                             ========

     On a long-term basis, the Company finances its mortgage loans using
collateralized mortgage obligations (CMOs).   Investors in CMOs are repaid based
on the performance of the mortgage loans collateralizing the CMOs.   CMOs are
outstanding as long as the mortgage loans are outstanding. However, under the CMOs issued by NovaStar, the Company has the right to reacquire the mortgage
loans collateralizing the CMO when certain events occur.   These non-recourse
financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Table XI displays the amounts outstanding under collateralized mortgage obligations as of September 30, 1998.

Table XI
Collateralized Mortgage Obligations
September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

                                              Collateralized
                                             Mortgage Obligation                        Underlying Mortgage Loans
                                         ---------------------------            ----------------------------------------------
                                                                                                                   Estimated
                                                                                                  Weighted          Weighted
                                         Remaining          Interest             Carrying          Average       Average Months
                                         Principal            Rate                Value            Coupon          to Maturity
NovaStar Home Equity Series:
Issue 1997-1...................           $181,770            5.97%             $192,084            10.43%               24
Issue 1997-2...................            179,371            5.84               184,013            10.45                26
Issue 1998-1...................            283,020            5.70               290,240            10.14                24
Issue 1998-2...................            308,986            5.70               273,308 (A)         9.99                37
Debt issuance costs, net.......             (4,557)                                   --
                                          --------                              --------
                                          $948,590                              $939,645
                                          ========                              ========

 ------------------------------
(A)  Does not include $43 million of loans added as collateral during October
     1998.

     In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a lower interest rate and monthly payment. Even in rising rate environments, borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their
mortgages.   This is particularly true for subprime borrowers who are seeking to
upgrade their credit rating to obtain a lower interest rate.   Table XII
displays the historical prepayment speeds for mortgage loans collateralizing the Company's CMOs. Table XVI provides an analysis of prepayment characteristics of the Company's mortgage loan portfolio.

Table XII
Prepayment Speed
--------------------------------------------------------------------------------
                                      Constant Prepayment Rate (Annual Percent)
                                      ------------------------------------------
                                      One-month  Three-month  Twelve-month  Life
As of September 30, 1998
NovaStar Home Equity Series:
  1997-1.......................         35.5        34.9           --       29.8
  1997-2.......................         28.3        26.0           --       17.7
  1998-1.......................         13.3        12.8           --        9.6
  1998-2.......................          9.4          --           --        7.8
As of December 31, 1997
NovaStar Home Equity Series:
  1997-1.......................         18.6        15.7           --       15.7
  1997-2.......................         10.5          --           --       10.5

     To mitigate the Company's exposure to prepayment risk and in order for the Company to retain those borrowers whose credit is considered desirable, the Company created a portfolio retention department in the latter part of 1997 that encourages borrowers who have satisfactorily met their obligations to refinance or rate modify their loans with NovaStar. Of the loans that prepaid during the first nine months of 1998, $11.5 million, or ten percent of the loans were successfully refinanced and $1.9 million, or two percent of the loans, were rate-modified. For the third quarter of 1998, $5.1 million, or eleven percent of the loans were successfully refinanced and $1.2 million or three percent of the loans were rate-modified. Although these loans are considered prepayments for the purposes of the information in Table XII, they remain in the NovaStar loan portfolio.

     Table XIII summarizes quarterly mortgage asset activity during 1998 and 1997 and Table XIV details the amount of premium as a percent of principal at quarter end for 1998 and 1997.

Table XIII
Mortgage Assets Activity (thousands)
---------------------------------------------------------------------------------------------------------------
                                            Mortgage Loans         Mortgage Securities            Total
                                          -------------------      -------------------     --------------------
                                          Principal   Premium      Principal   Premium     Principal    Premium
Balance, January 1, 1997................  $      --   $    --      $  12,821   $   434     $   12,821   $   434
Acquisitions............................    170,120    10,530         16,422       405        186,542    10,935
Principal repayments and amortization...       (338)      (53)          (977)      (28)        (1,315)      (81)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, March 31, 1997.................    169,782    10,477         28,266       811        198,048    11,288
Acquisitions............................    127,500     4,100        349,302     7,624        476,802    11,724
Principal repayments and amortization...     (6,989)     (420)        (2,332)     (133)        (9,321)     (553)
Dispositions............................         --        --        (98,267)   (2,309)       (98,267)   (2,309)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, June 30, 1997..................    290,293    14,157        276,969     5,993        567,262    20,150
Acquisitions............................    136,582     2,449          2,202        87        138,784     2,536
Principal repayments and amortization...    (22,227)     (913)       (19,291)     (383)       (41,518)   (1,296)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, September 30, 1997.............    404,648    15,693        259,880     5,697        664,528    21,390
Acquisitions............................    183,012     3,314        280,325     3,048        463,337     6,362
Principal repayments and amortization...    (28,224)   (1,146)       (26,095)     (363)       (54,319)   (1,509)
Dispositions............................         --        --         (9,263)     (177)        (9,263)     (177)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, December 31, 1997..............    559,436    17,861        504,847     8,205      1,064,283    26,066
Acquisitions............................    207,976     3,758        270,059     3,806        478,035     7,564
Principal repayments and amortization...    (27,224)   (1,160)       (63,892)     (731)       (91,116)   (1,891)
Dispositions............................         --        --       (310,113)   (5,294)      (310,113)   (5,294)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, March 31, 1998.................    740,188    20,459        400,901     5,986      1,141,089    26,445

Acquisitions............................    290,350     5,148         80,237       823        370,587     5,971
Principal repayments and amortization...    (43,849)   (1,506)       (47,201)     (451)       (91,050)   (1,957)
Dispositions............................     (2,843)      (53)            --        --         (2,843)      (53)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, June 30, 1998..................    983,846    24,048        433,937     6,358      1,417,783    30,406
Acquisitions............................         --        --             --        --             --        --
Principal repayments and amortization...    (54,745)   (1,442)       (38,925)     (493)       (93,670)   (1,935)
Dispositions............................     (4,666)      (56)        (7,781)     (107)       (12,447)     (163)
                                          ---------   -------      ---------   -------     ----------   -------

Balance, September 30, 1998.............  $ 924,435   $22,550      $ 387,231   $ 5,758     $1,311,666   $28,308
                                          =========   =======      =========   =======     ==========   =======

Table XIV
Premium as a Percent of Principal
--------------------------------------------------------------------------------
                                                                         Total
                                    Mortgage          Mortgage          Mortgage
                                     Loans           Securities          Assets
As of:
  September 30, 1998.......          2.44%             1.49%             2.16%
  June 30, 1998............          2.44              1.47              2.14
  March 31, 1998...........          2.76              1.49              2.32
  December 31, 1997........          3.19              1.63              2.45
  September 30, 1997.......          3.88              2.19              3.22
  June 30, 1997............          4.88              2.16              3.55
  March 31, 1997...........          6.17              2.87              5.70

Results of Operations -- Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Loss

     During the nine months ended September 30, 1998, the Company recorded net income of $5,567,000, a diluted $0.64 per share, compared with a net loss of $702,000, a diluted $0.19 per share, for the nine months ended September 30, 1997.

Net Interest Income

     Interest Income. The Company had average interest-earning assets of $1.3 billion during the nine months ended September 30, 1998, including $781.8 million of mortgage loans and $478.1 million of mortgage securities compared with average interest-earning assets of $351.6 million during the nine months ended September 30, 1997. During the nine months ended September 30, 1998, mortgage loans earned $56.3 million, or a yield of 9.6 percent, compared with $14.7 million, or a yield of 9.1 percent for the nine months ended September 30, 1997. Mortgage securities earned $22.9 million for the nine months ended September 30, 1998, or a yield of 6.4 percent, compared with $6.8 million, or a yield of 6.7 percent for the nine months ended September 30, 1997. In total, assets earned $79.2 million, or a 8.4 percent yield for the nine months ended September 30, 1998. During the nine months ended September 30, 1997, assets earned $21.5 million or an 8.2 percent yield.

     A substantial portion of the mortgage assets owned by the Company have interest rates that fluctuate with short-term market interest rates. However, many of these assets have initial coupons that are lower than current market rates ("teaser" rates). Rates on the Company's assets are expected to increase to their full potential as the assets "season". Table XV is a summary of the Company's mortgage assets by type, presenting their current and fully indexed weighted-average coupons.

Table XV
Mortgage Assets by Product/Type and Weighted Average Coupon
September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------
                                                                Weighted Average
                                                                     Coupon
                                                                ----------------
                                                   Outstanding            Fully
Product/Type                                        Principal   Current  Indexed
Mortgage loans:
  Two and three year fixed/adjustable thereafter..  $  521,535   10.15%   10.90%
  Fixed rate (30 Yr, 15 Yr, 30/15)................     301,087   10.02       --
  Other (1 year CMT, 6 month LIBOR)...............     101,813   10.19    10.81
                                                    ----------

      Total mortgage loans........................     924,435
Mortgage securities issued by:
  Federal National Mortgage Association...........     259,860    7.04     6.64
  Government National Mortgage Association........     123,211    5.40     6.87
  Federal Home Loan Mortgage Corporation..........       4,160    7.54     6.81
                                                    ----------
      Total mortgage securities...................     387,231
                                                    ----------

Total.............................................  $1,311,666
                                                    ==========

     The Company acquires substantially all of its mortgage assets at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables XII, XIII and XIV for the dollar impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, the Company generally strives to acquire mortgage loans that have some form of prepayment penalty. During the nine months ended September 30, 1998 and the third quarter of 1998, the Company collected $1.3 million and $625,000, respectively, in prepayment penalties from borrowers. Table XVI is an analysis of mortgage loans and prepayment penalties. Prepayments on mortgage loans of the Company have been consistent with management's expectations.

Table XVI
Mortgage Loan Prepayment Penalties
September 30, 1998 (dollars in thousands)

---------------------------------------------------------------------------------------------------------
                                                                              Weighted Average
                                                                     ------------------------------------
                                                                                            Remaining
                                                       Percent with                    Prepayment Penalty
                                    Current             Prepayment           Loan-to-   Period (in years)
                                   Principal  Premium    Penalty    Coupon    value    Loans with Penalty
Loans collateralizing NovaStar
Home Equity Series (CMO):
   1997-1.......................   $183,760   $ 9,375      70.6%     10.45%   75.02%          1.44
   1997-2.......................    181,329     3,049      70.8      10.31    78.14           1.77
   1998-1.......................    286,746     4,306      68.7       9.99    81.04           2.43
   1998-2.......................    268,312     5,266      69.6       9.90    80.88           3.13
All other loans.................      4,288       554      70.1       9.39    81.96           3.41
                                   --------   -------

Total...........................   $924,435   $22,550      69.8      10.11    79.24           2.31
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

     Interest Expense. The cost of borrowed funds for the Company was $60.9 million during the nine months ended September 30, 1998, or 6.2 percent of average borrowings, compared with $16.2 million for the nine months ended September 30, 1997, or 6.4 percent of average borrowings. Advances under the warehouse line of credit bear interest based on the Federal Funds rate, plus a spread. The Company receives credits to warehouse line interest based on restricted cash balances maintained with First Union. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the nine months ended September 30, 1998 and 1997, the one-month LIBOR averaged 5.6 percent. As with interest income, the Company's cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

     Table XVII presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the nine months ended September 30, 1998.

Table XVII
Interest Analysis
Nine Months Ended September 30, 1998 (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                Mortgage Loans              Mortgage Securities                  Total
                                          --------------------------    ---------------------------   ----------------------------
                                                    Interest  Annual               Interest  Annual               Interest  Annual
                                          Average   Income/   Yield/    Average    Income/   Yield/    Average    Income/   Yield/
                                          Balance   Expense    Rate     Balance    Expense    Rate     Balance    Expense    Rate
Mortgage Assets.........................  $781,786   $56,274   9.60%    $478,125   $22,881    6.38%   $1,259,911  $79,l55    8.38%
                                          ========                      ========                      ==========
Liabilities.............................
 Repurchase agreements..................  $156,854     7,643   6.50%    $511,460    20,785    5.42%   $  668,314   28,428    5.67%
 Collateralized mortgage obligations....   626,960    29,659   6.31                                      626,960   29,659    6.31
 Other borrowings.......................    20,043       647   4.30                                       21,492      647    4.01
                                          --------                                                    ----------
 Cost of derivative financial                                                          577
  Instruments hedging liabilities.......               1,637                       -------                          2,214
                                                     -------                                                      -------
    Total borrowings....................  $803,857    39,586   6.57     $511,460    21,362    5.57    $1,316,766   60,948    6.18
                                          ========   -------            ========   -------            ==========  -------
 Net interest income....................             $16,688                       $ 1,519                        $18,207
                                                     =======                       =======                        =======
 Net interest spread....................                       3.03%                          0.81%                          2.20%
                                                               ====                           ====                           ====
 Net yield..............................                       2.85%                          0.42%                          1.93%
                                                               ====                           ====                           ====

     Net Interest Income and Spread. Net interest income during the nine months ended September 30, 1998 was $18.2 million or 1.93 percent of average interest-earning assets, compared with 5.3 million, or 2.02 percent of average interest-earning assets during the nine months ended September 30, 1997. Net interest spread for the Company was 2.20 percent during the nine months ended September 30, 1998 compared with 1.73 percent during the nine months ended September 30, 1997. Net interest income and the spread are functions of the yield of the Company's assets relative to its costs of funds. The Company's cost of funds has remained relatively low and stable during 1998. This lower cost of funds offsets, to some degree, the lower yield on "teased" assets discussed above. The volume of assets and liabilities and how well the Company manages the spread between earnings on assets and the cost of funds will dictate future net interest income.

     Impact of Interest Rate Agreements. The Company has entered into certain interest rate agreements and financial futures contracts designed to mitigate exposure to interest rate risk. Interest rate cap agreements require the Company to pay a monthly fixed premium while allowing it to receive a rate that adjusts with LIBOR, when rates rise above a certain agreed-upon rate. Other agreements executed by the Company include simple fixed to floating interest rate swaps. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. During the nine months ended September 30, 1998, the Company incurred net interest expense on these agreements of $2.2 million, which is included as a component of interest expense. The net interest expense for the same period ending September 30, 1997 was $808,000. Table XVIII details the Company's interest rate agreements as of September 30, 1998 (dollars in thousands):

Table XVIII
Interest Rate Agreements
As of September 30, 1998 (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                             Weighted Average
                                              Unrealized    Weighted          Interest Rate        Accrued Interest
                                 Notional   --------------   Days to  Cap   -------------------   -------------------
                                  Value     Gains  Losses   Maturity  Rate  Receivable  Payable   Receivable  Payable
Interest rate swap agreements
  -- fixed rate pay............ $  455,000  $  --  $ 7,845     674     NA      5.64%     6.11%      $2,671    $2,736
Interest rate cap agreements..     625,000     --    3,645     710   6.27%       NA        NA          --        --
                                ----------  -----  -------
                                $1,080,000  $  --  $11,490
                                ==========  =====  =======

     As discussed in the section, "Events Subsequent to September 30, 1998", the Company terminated all swap agreements and paid off the liabilities pertaining to these hedging instruments in October 1998, recognizing losses aggregating $8.0 million.

Fees from NovaStar Mortgage, Inc.

     The Company and NovaStar Mortgage are party to a Mortgage Loan Sale and Purchase Agreement whereby the Company has committed to acquire the wholesale loan originations of NovaStar Mortgage. Under the terms of the agreement, if NovaStar Mortgage chooses to sell its loan originations to other parties, it pays a fee to the Company for not delivering its production under the purchase commitment. During the first two quarters of 1998, the Company acquired virtually all of the mortgage loans originated by NovaStar Mortgage. As a result, there were no significant fees paid to the Company during the first half of 1998. During the 1998 third quarter, NovaStar Mortgage retained substantially all of its production with the intent of selling loans to third parties. Under the terms of the Mortgage Loan Sale and Purchase Agreement, NovaStar Mortgage remitted fees aggregating $3.8 million to the Company during the nine months ended September 30, 1998.

Other Income

     The Company may deem it appropriate to sell securities and loans, from time to time, to reallocate the Company's capital. During the nine months ended September 30, 1998, the Company recognized $108,000 in net gains on sales of mortgage securities with a principal balance of $318 million. Also, during this same period, the company sold two separate pools of loans (principal of $7.5 million) recognizing gains of $315,000.

     Additional components of other income during the nine months ended September 30, 1998 are prepayment penalties of $1.3 million and interest earned on notes receivable from founders of $300,000.

     As discussed in "Events Subsequent to September 30, 1998" the Company and NovaStar Mortgage sold all mortgage securities at an aggregate loss of $15.4 million during October 1998.

Provisions for Credit Losses

     The Company provides regular reserves for credit losses, including principal and interest, on its mortgage loans. Management continuously evaluates the potential for credit losses for mortgage loans held in its portfolio. Since the Company has limited actual performance history for its loan portfolio, losses have been provided for primarily based on general industry trends and on the judgement of management. The Company believes that loan defaults occur throughout the life of a loan or group of loans. As a result, provisions for credit losses are recorded against income over the estimated life of the loans, rather than immediately upon acquisition of the loan. During the nine months ended September 30, 1998, the Company provided $3.4 million for credit losses, compared with $1.4 million during the nine months ended September 30, 1997.

     During the third quarter of 1998, the Company and NovaStar Mortgage executed an agreement with Commonwealth Mortgage Acceptance Corporation (CMAC) whereby CMAC will provide insurance coverage on certain mortgage loans owned by the Company and NovaStar Mortgage. As of September 30, 1998, approximately 29 percent of the loans owned by the Company and substantially all of the loans owned by NovaStar Mortgage are covered under this agreement. During the third quarter of 1998, total premiums paid to CMAC totaled $291,000, which are included as a component of loan servicing expenses on the Company's financial statements. Management believes that its exposure to credit loss on loans insured by CMAC is minimal and, therefore, has not included these loans in determining its loan loss provision. Management expects that a substantial portion of loans originated in future periods will be covered under similar insurance arrangements.

     The Company charges off a loan when in management's best judgment the loan is uncollectable. In addition, the Company will charge off a loan to the lower of cost or market when it takes title of the property collateralizing the loan. As of September 30, 1998, the Company had 86 loans in real estate owned with a principal balance of $9.6 million and a carrying value of $7.3 million. Charge-offs during the nine months ended September 30, 1998 were $3.0 million. The Company had no charge-offs during the same period of 1997. As the portfolio continues to season, management expects that the actual loss rate may continue to increase. Table XIX is a rollforward of the reserve for credit losses during 1998 and 1997.

Table XIX
Rollforward of Reserve for Credit Losses
Nine Months Ended September 30, 1998 and Year Ended December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
                                                  1998                                       1997
                                    ---------------------------------   -----------------------------------------------
                                    September 30   June 30   March 31   December 31   September 30   June 30   March 31
Beginning balance................     $ 3,341      $2,871     $2,313        $1,444       $  718        $170      $  --
  Provision for credit losses....       1,179       1,145      1,076         1,009          726         548        170
  Amounts charged off, net of
   recoveries....................      (1,763)       (675)      (518)         (140)          --          --         --
                                      -------      ------     ------        ------       ------        ----       ----
Ending Balance...................     $ 2,757      $3,341     $2,871        $2,313       $1,444        $718       $170
                                      =======      ======     ======        ======       ======        ====       ====

     Table XX is a summary of delinquent loans as of September 30, 1998 and 1997 by quarter. Table XXI provides summaries of the Company's delinquencies, defaults, and loss statistics as of September 30, 1998 and 1997 by quarter. Other information regarding the credit quality of the Company's mortgage loans are provided in Tables V, VI and VII.

Table XX
Loan Delinquencies (90 days and greater)
Nine Months Ended September 30, 1998 and Year Ended December 31, 1997 (A)
--------------------------------------------------------------------------------------------------------------------------
                                                     1998                                       1997
                                       ---------------------------------   -----------------------------------------------
                                       September 30   June 30   March 31   December 31   September 30   June 30   March 31
Mortgage loans collateralizing
NovaStar Home Equity series (CMO):
  1997-1 (Issued October 1, 1997)...      5.97%        5.86%       4.39%      2.71%           --           --        --
  1997-2 (Issued December 11, 1997).      4.97         4.72        2.23         --            --           --        --
  1998-1 (Issued April 30, 1998)....      2.06           --          --         --            --           --        --
  1998-2 (Issued April 30, 1998)....      0.40           --          --         --            --           --        --
All mortgage loans..................      2.45         2.53        2.28       1.80          1.47%          --        --

--------------------
(A)  Includes loans in foreclosure or bankruptcy.

Table XXI
Delinquencies, Defaults and Losses
September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                         NovaStar Home Equity Series
                                                  ------------------------------------------
                                                   1997-1     1997-2      1998-1     1998-2    Other (A)  All Loans
Loan servicing portfolio...................       $187,838   $185,093    $286,891   $267,744   $251,295   $1,178,861
                                                  ========   ========    ========   ========   ========   ==========

Reserve for Credit Losses:
  Balance, July 1, 1998....................       $  1,446   $  1,118    $    585   $     --   $    192   $    3,341
  Provision for credit losses..............            179        204         460        270         65        1,179
  Amounts charged off, net of recoveries...           (575)      (957)       (233)        --          3       (1,763)
                                                  --------   --------    --------   --------   --------   ----------
    Balance, September 30, 1998............       $  1,050   $    365    $    812   $    270   $    260   $    2,757
                                                  ========   ========    ========   ========   ========   ==========

Defaults as a percent of loan servicing
Portfolio, September 30, 1998:
  Delinquent loans.........................           3.99%      5.19%       3.05%      2.84%      0.55%        2.95%
                                                  ========   ========    ========   ========   ========   ==========
  Loans in foreclosure.....................           4.87       3.57        1.94       0.82       0.14         2.02
                                                  ========   ========    ========   ========   ========   ==========
  Real estate owned........................           2.24       1.99        0.15         --       0.50         0.81
                                                  ========   ========    ========   ========   ========   ==========

-----------------------------------------------------------------------------------------------------------------------
                                                  1998                                       1997
                                    ---------------------------------   -----------------------------------------------
                                    September 30   June 30   March 31   December 31   September 30   June 30   March 31
Total defaults:
  Delinquent loans...............      2.95%         1.95%       1.92      1.76%         4.44%         3.09%         --
                                       ====          ====        ====      ====          ====          ====         ===
  Loans in foreclosure...........      2.02          2.28        2.29      2.05          0.47          0.01          --
                                       ====          ====        ====      ====          ====          ====         ===
  Real estate owned (%)..........      0.81          0.52        0.24      0.05            --            --          --
                                       ====          ====        ====      ====          ====          ====         ===

---------------
(A)  Primarily loans owned by NovaStar Mortgage, Inc.

General and Administrative Expenses

     General and administrative expenses for the nine months ended September 30, 1998 and September 30, 1997 are provided in table XXII. Table XXIII displays the relationship of portfolio expenses to net interest income during the nine months ended September 30, 1998 and 1997 by quarter.

Table XXII
General and Administrative Expenses
Nine Months Ended September 30, 1998 and September 30, 1997 (dollars in thousands)
--------------------------------------------------------------------------------


                                                                    Nine Months Ended                   Nine Months Ended
                                                                    September 30, 1998                  September 30, 1997
                                                                 ------------------------             -----------------------
                                                                              Percent of                          Percent of
                                                                             Net Interest                        Net Interest
                                                                                Income                              Income
Loan servicing...........................................        $3,163           27.5%               $  701           13.2%
Compensation and benefits................................         1,374           11.9                   694           13.0
Professional and outside services........................           649            5.6                   430            8.1
Office administration....................................           681            5.9                   201            3.8
Other....................................................           184            1.6                   288            5.4
                                                                -------           ----                ------           ----

Total portfolio-related expenses.........................         6,051           52.6%                2,314           43.5%
                                                                                  ====                                 ====
Forgiveness of notes receivable from founders............           812
Administrative services provided by NovaStar Mortgage....         5,700                                2,450
                                                                -------                               ------

 Total...................................................       $12,563                               $4,764
                                                                =======                               ======

Table XXIII
Portfolio Related Expenses as a
Percent of Net Interest Income
Nine Months Ended September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

                                                        Percent of Net
                                                        Interest Income
1998:
Third quarter................................                 38.6%
Second quarter...............................                 33.6
First quarter................................                 26.3
1997:
Fourth quarter...............................                 65.9
Third quarter................................                 36.3
Second quarter...............................                 62.1
First quarter................................                 42.0

     The monthly administrative service fee paid by the Company to NovaStar Mortgage represents compensation for certain services, including the development of loan products, underwriting, funding, and quality control. The increase in this fee for the nine months ended September 30, 1998 compared with September 30, 1997 is primarily a result of an increase in the extent of services required.

     Compensation and benefits include employee base salaries, benefit costs and
incentive bonus awards.   The increase in compensation and benefits for the nine
months ended September 30, 1998 compared with the nine months ended September 30, 1997 is due to adding portfolio, accounting and finance management staff throughout 1997 and 1998. In addition, during the first nine months of 1998 the Company recognized $812,000 of expense for the anticipated forgiveness of a second tranche of founders' debt, as mentioned earlier in the Forgivable Notes Receivable from Founders section of this document. No debt forgiveness was recognized during the same period of 1997.

     Loan servicing consists of direct costs associated with the mortgage loan servicing operation. The fee the Company pays for servicing its mortgage loan portfolio is based on volume as well as number of delinquencies and foreclosures. During the first six months of 1997, the Company contracted the servicing of its mortgage portfolio with an independent third party. Beginning July 15, 1997, NovaStar Mortgage began servicing the Company's mortgage loan portfolio. The increase in loan servicing during the nine months ended September 30, 1998 compared with September 30, 1997 is primarily due to the significant growth in the Company's mortgage loan portfolio during the period ended September 30, 1998 compared with September 30, 1997.

     Professional and outside services include fees for legal and accounting services. In the normal course of business, the Company incurs fees for professional services related to general corporate matters and specific transactions. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. The increases in both these financial statement captions can be attributable to additional personnel and the general growth of the Company.

Equity in Earnings (Loss) of NFI Holding Corporation

     For the nine months ended September 30, 1998, NFI Holding Corporation (Holding) recorded a net loss of $2.48 million compared with a net loss of $143,000 for the nine months ended September 30, 1997. The Company records its portion of these losses as equity in net loss of Holding in its income statement, which includes the net loss of its affiliates--NovaStar Mortgage and NovaStar Capital, Inc. Net income generated by Holding is primarily a function of the fees earned by NovaStar Mortgage relating to the origination and servicing of loans for the Company and the costs of these activities. As the Company did not purchase any of NovaStar Mortgage's production during the third quarter of 1998, NovaStar Mortgage incurred significant losses during this period. These losses were offset to a degree by net gains on sales of $1.0 million on $25 million of mortgage loan production. General and administrative expenses consist largely of compensation and benefits for the marketing, underwriting, funding and servicing staffs. NovaStar Mortgage incurs significant general and administrative expenses in generating loan production and servicing loans and will vary, as a general rule, with loan production. Net losses incurred by NovaStar Capital, Inc. were $162,000 during the nine months ended September 30, 1998 as this company started operations during the third quarter of 1998.

     Tables XXIV and XXV are summary financial statements for NFI Holding Corporation as of and for the nine months ended September 30, 1998. Table XXVI is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

Table XXIV
NFI Holding Corporation--Balance Sheet
September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

Assets
  Restricted cash...............................       $ 18,997
  Mortgage loans................................        238,207
  Mortgage securities...........................          8,686
  Other assets..................................          5,186
                                                       --------

    Total assets................................       $271,076
                                                       ========

Liabilities and stockholders' equity
  Securities under repurchase agreements........       $  8,559
  Due to NovaStar Financial, Inc................        259,312
  Other liabilities.............................          3,614
                                                       --------

  Total liabilities.............................        271,485

  Stockholders' equity..........................           (409)

    Total liabilities and stockholders' equity..       $271,076
                                                       ========

Table XXV
NFI Holding Corporation -- Statement of Operations
Nine Months Ended September 30, 1998 (dollars in thousands)
-----------------------------------------------------------

Net interest income.............................    $ 1,730
Services provided to NovaStar Financial, Inc....      6,031
Fees from third parties.........................        879
Gains on sale of mortgage assets................      1,209
Expenses:
  Production....................................      6,189
  Servicing.....................................      2,170
  Other.........................................      3,970
                                                    -------

Net loss........................................    $(2,480)
                                                    =======

Table XXVI
Cost of Loan Production -- NovaStar Mortgage, Inc.
Nine Months Ended September 30, 1998 and Year Ended December 31, 1997 (dollars in thousands)
------------------------------------------------------------------------------

                                                           1998                                         1997
                                           ----------------------------------------------------------------------------------------
                                             Third        Second       First         Fourth       Third       Second        First
                                            Quarter      Quarter      Quarter       Quarter      Quarter      Quarter      Quarter
Total costs of loan production (A).....    $  4,975     $  3,837     $  3,079      $  2,096     $  1,938      $ 1,401      $   410

Wholesale loan origination -- principal     232,333      294,303      207,974       183,012      136,582       77,692       12,688
Premium paid to broker.................       3,322        3,679        2,935         2,896        2,119        1,618          295
                                           --------     --------     --------      --------     --------      -------      -------

Total acquisition cost (B).............    $240,630     $301,819     $213,988      $188,004     $140,639      $80,711      $13,393
                                           ========     ========     ========      ========     ========      =======      =======

Costs as a percent of principal:
  Loan production......................         2.1%         1.3%         1.5%          1.1%         1.4%         1.8%         3.2%
                                                ===          ===          ===           ===          ===          ===          ===
  Premium paid to broker...............         1.4%         1.3%         1.4%          1.6%         1.6%         2.1%         2.3%
                                                ===          ===          ===           ===          ===          ===          ===
  Total acquisition cost...............         3.6%         2.6%         2.9%          2.7%         3.0%         3.9%         5.6%
                                                ===          ===          ===           ===          ===          ===          ===

----------------
(A) Loan production general and administrative as reported for GAAP, plus net deferred loan costs.
(B) Principal, premium and general administrative expenses associated with loan production.

Value of Mortgages Added through Wholesale Operations

     By establishing a wholesale lending operation to originate subprime residential mortgage loans, NovaStar has developed a process to add mortgage assets to its balance sheet at amounts management believes are below what it would generally cost, in most market environments, to acquire the same assets in bulk through open market purchases. In effect, the value created by generating assets at this lower cost is creating future economic benefit, or value, for our stockholders. This added value is demonstrated in the estimated fair value of our loan portfolio. The values presented in tables XXVII and XXVIII are management's estimates based on market conditions as of September 30, 1998. As discussed in "Events Subsequent to September 30, 1998," market conditions changed during October 1998. The change in market conditions has, among other things, caused supply of to be greater than demand for subprime mortgage loans. As a result, the prices reflected below may not be indicative of market prices subsequent to September 30, 1998.

     Table XXVII provides management's estimates of the value of the mortgage loans in its portfolio, given the assumptions presented. Because any estimated value assigned can vary dramatically based upon the assumptions used, the Company has presented a range of assumptions to allow readers to apply their own judgment in determining an estimated value. The Company estimates the weighted-average value of its mortgage loan portfolio as of September 30, 1998 to be between 103 and 104 (in terms of price to par).

     As presented in Table XXVI, during 1998, NovaStar originated mortgage loans at an all-in cost of 103.6 percent of principal, including direct costs of acquisition, such as broker premiums, and general overhead expenses. This cost is higher than in recent quarters. However, NovaStar Mortgages operated during the third quarter at less than full capacity. If NovaStar Mortgage had operated at or near full capacity, the all-in cost would be similar to prior quarters. Direct costs of acquisition are capitalized as premium and amortized as an adjustment of yield over the life of the loan.

     The weighted-average premium on mortgage loans outstanding at September 30, 1998 represented 2.44 percent of principal. Using the estimated market values from above, this implies an estimated unrealized gain (or additional value) in the Company's mortgage loan portfolio at September 30, 1998 of between 1.0 and
2.0 percent. Applying this percent to the balance of mortgage loans outstanding of $1.2 billion results in an estimated unrealized gain of between $12 and $24 million. This additional value results in an estimated mark-to-market equity of between $122 and $134 million, or $15 per outstanding share.

Table XXVII
Estimated Market Price on Entire Loan Portfolio
As of September 30, 1998
---------------------------------------------------------------------------------------------------------------------------
                                    Estimated Market Price                                          Estimated Market Price
                                   -------------------------                                       ------------------------
                                      Two- and Three-year                                            Six-month LIBOR Loan
                                      Fixed Loan Products                                                  Products
                                   -------------------------                                       ------------------------
Bond Equivalent Yield............    8.25%    8.50%    8.75%    Bond Equivalent Yield............   9.00%    9.25%    9.50%
Spread to Index..................    3.00%    3.25%    3.50%    Spread to Index..................   3.75%    4.00%    4.25%
Assumed Prepayment Speed (CPR)...                               Assumed Prepayment Speed (CPR)...
30...............................   105.6%   105.0%   104.4%    35...............................  104.6%   104.1%   103.6%
35...............................   104.7%   104.2%   103.7%    40...............................  104.4%   103.5%   103.1%
40...............................   104.0%   103.6%   103.2%    45...............................  103.4%   102.9%   102.5%
                                                                                                     30/15-year Fixed and
                                       One-year CMT Loan                                            Balloon Loan Products
                                           Products                                                 (Three-year Treasury)
                                   -------------------------                                       ------------------------
Bond Equivalent Yield............    7.64%    7.89%    8.14%    Bond Equivalent Yield............   7.75%    8.00%    8.25%
Spread to Index..................    3.25%    3.50%    3.75%    Spread to Index..................   3.50%    3.75%    4.00%
Assumed Prepayment Speed (CPR)...                               Assumed Prepayment Speed (CPR)...
30...............................   104.9%   104.3%   103.7%    25...............................  106.3%   105.6%   104.9%
35...............................   104.1%   103.6%   103.2%    30...............................  105.4%   104.9%   104.3%
40...............................   103.6%   103.2%   102.7%    35...............................  104.7%   104.2%   103.7%
Table XXVIII
Estimated Market Price of Loans Originated in Third Quarter of 1998
Third Quarter 1998
---------------------------------------------------------------------------------------------------------------------------
                                    Estimated Market Price                                          Estimated Market Price
                                   -------------------------                                       ------------------------
                                      Two- and Three-year                                            Six-month LIBOR Loan
                                      Fixed Loan Products                                                  Products
                                   -------------------------                                       ------------------------
Bond Equivalent Yield............    8.25%    8.50%    8.75%    Bond Equivalent Yield............   7.50%    7.75%    8.00%
Spread to Index..................    3.00%    3.25%    3.50%    Spread to Index..................   2.25%    2.50%    2.75%
Assumed Prepayment Speed (CPR)...                               Assumed Prepayment Speed (CPR)...
30...............................   105.4%   104.9%   104.3%    30...............................  104.2%   103.6%   103.0%
35...............................   104.6%   104.1%   103.6%    35...............................  103.6%   103.1%   102.6%
40...............................   103.9%   103.5%   103.1%    40...............................  103.1%   102.7%   102.3%
                                       One-year CMT Loan                                             30/15-year Fixed and
                                           Products                                                 Balloon Loan Products
                                   -------------------------                                       ------------------------
Bond Equivalent Yield............    7.64%    7.89%    8.14%    Bond Equivalent Yield............   7.75%    8.00%    8.25%
Spread to Index..................    3.25%    3.50%    3.75%    Spread to Index..................   3.50%    3.75%    4.00%
Assumed Prepayment Speed (CPR)...                               Assumed Prepayment Speed (CPR)...
30...............................   104.3%   103.7%   103.1%    25...............................  106.4%   105.7%   105.1%
35...............................   103.7%   103.2%   102.7%    30...............................  105.5%   105.0%   104.4%
40...............................   103.2%   102.8%   102.3%    35...............................  104.8%   104.3%   103.8%

Table XXIX
Carrying Value of Loans by Product/Type
As of September 30, 1998 (in thousands)
-----------------------------------------------------------------

                Product/Type                     Amount

Two- and three-year fixed....................   $521,535
Six-month LIBOR..............................     61,342
One-year CMT.................................     40,471
30/15-year fixed and balloon.................    301,087
                                                --------
    Outstanding principal....................    924,435
Premium......................................     22,550
Reserve for credit losses....................     (2,757)
                                                --------
    Carrying Value...........................   $944,228
                                                ========

Carrying value as a percent of principal.....      102.4%
                                                ========

Results of Operations -- Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Income

     During the three months ended September 30, 1998, the Company realized net income of $2.4 million compared with net income of $177,000 for the same period of 1997. The components of net income are discussed in the following paragraphs.

Net Interest Income

     Table XXX presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended September 30, 1998.

Table XXX
Interest Analysis
Three Months Ended September 30, 1998 (dollars in thousands)
--------------------------------------------------------------------------------

                                                 Mortgage Loans             Mortgage Securities                     Total
                                          ----------------------------  ---------------------------   ------------------------------
                                                    Interest   Annual             Interest   Annual                Interest   Annual
                                           Average   Income/   Yield/    Average   Income/   Yield/      Average    Income/   Yield/
                                           Balance   Expense    Rate     Balance   Expense    Rate       Balance    Expense    Rate
Mortgage Assets.........................  $927,132   $22,312    9.63%   $412,335    $6,485    6.29%    $1,339,467   $28,797    8.60%
                                          ========                      ========                       ==========
Liabilities.............................
  Repurchase agreements.................  $144,041     2,303    6.40%   $419,901     6,121    5.83%    $  563,942     8,424    5.98%
  Collateralized mortgage obligations...   821,739    12,734    6.20                                      821,739    12,734    6.20
  Other borrowings......................    10,446       111    4.25                                       10,446       111    4.25
                                          --------                                                      ---------
  Cost of derivative financial
  Instruments hedging liabilities.......                 638                           181                              819
                                                     -------                        ------                          -------
    Total borrowings....................  $976,226    15,786    6.47    $419,901     6,302    6.00     $1,396,127   $22,088    6.33
                                          ========   -------            ========    ------             ==========   =======
  Net interest income...................             $ 6,526                        $  183                          $ 6,709
                                                     =======                        ======                          =======
  Net interest spread...................                        3.16%                         0.29%                            2.27%
                                                                ====                          ====                             ====
  Net yield.............................                        2.82%                         0.18%                            2.00%
                                                                ====                          ====                             ====

     The Company had average interest-earning assets of $1.34 billion during the three months ended September 30, 1998, compared with $629.0 million for the three months ended September 30, 1997. During the three month period ended September 30, 1998, mortgage securities earned $6.5 million, or a yield of 6.3 percent, while mortgage loans earned $22.3 million, or a yield of 9.6 percent. For the same period of 1997, mortgage securities earned $4.6 million, or a yield of 6.6 percent, while mortgage loans earned $7.7 million, or a yield of
8.7 percent. In total, assets earned $28.8 million -- a yield of 8.6 percent for the period ending September 30, 1998 compared with $12.2 million, or a yield of 7.8 percent for the period ending September 30, 1997.

     During the three months ended September 30, 1998, borrowed funds for the Company averaged $1.4 billion on which interest was incurred of $22.1 million, or 6.3 percent. In comparison, for the three months ended September 30, 1997, borrowed funds for the Company averaged $593.2 million on which interest was incurred of $9.8 million, or 6.6 percent. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the Federal Funds rate.

     Net interest income during the three months ended September 30, 1998 was $6.7 million, or 2.00 percent of average interest-earning assets compared with $2.4 million, or 1.53 percent of average interest-earning assets for the three month period ending September 30, 1997. Net interest spread for the Company was
2.27 percent versus 1.18 percent during the three months ended September 30, 1998 and September 30, 1997, respectively.

Provisions for Credit Losses

     During the three months ended September 30, 1998, the Company provided $1.2 million for credit losses compared with $726,000 for the three months ended September 30, 1997. Credit losses recognized during the three-month period ended September 30, 1998 were $1.8 million. The Company recognized no losses on its mortgage loan portfolio during the three-month period ended September 30, 1997. As mentioned earlier, reserves are maintained for losses management expects to incur on loans in the portfolio.

Fees provided by NovaStar Mortgage, Inc. and Other Income

     Fees paid by NovaStar Mortgage to the Company in accordance with the Mortgage Loan Sale and Purchase Agreement aggregated $3.3 million during the third quarter 1998.

     During the three months ended, September 30, 1998, the Company recognized a $200,000 gain on sale of mortgage loans, pooling $4.7 million of mortgage loans
in the transaction.   Also, included in other income during the third quarter of
1998, are prepayment penalties of $625,000 and interest on founders' notes receivable of $129,000.

General and Administrative Expenses

     General and administrative expenses during the three months ended September 30, 1998 and September 30, 1997, respectively, were $5.0 million and $2.1 million. Consistent with prior periods, the single largest component of general and administrative expenses is the administrative outsourcing fee paid to NovaStar Mortgage, which was $2.1 million for the three month period ending September 30, 1998 compared with $1.2 million for the three month period ended September 30, 1997. Compensation and benefits totaled $478,000 during the third quarter of 1998 compared with $332,000 for the third quarter of 1997.

     Professional and outside services include legal fees and contract labor for the development of information systems. These expenses were $296,000 and $181,000 for the third quarter of 1998 and 1997, respectively.

     Loan servicing costs were $1.5 million compared with $123,000 for the three month period ending September 30, 1998 and 1997, respectively. Loan servicing costs include direct costs of managing the loan portfolio which are not reimbursable by the borrower. In addition, loan servicing costs include fees associated with the service provider who services the Company's loans. These fees were paid to NovaStar Mortgage in 1998 and to an outside party during the same period of 1997 as the Company outsourced this service until July 15, 1997.

Equity in Earnings (Loss) of NFI Holding Corporation

     For the three months ended September 30, 1998, Holding recognized a net loss of $2.5 million of which the Company recorded its portion. For the same period of 1997, Holding realized a net income of 293,000. As mentioned earlier, the increase in the net loss is largely due to the fee from NovaStar Mortgage to the Company as NFI did not acquire any of NovaStar Mortgage's production during the third quarter of 1998. This loss was partly offset by realized gains of $798,000 on the sale of mortgage securities and loans.

Taxable Income (Loss)

     Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table XXXI is a summary of the differences between the Company's net income or loss reported for GAAP the three month period ended September 30, 1998 and 1997 by quarter and its taxable income.

Table XXXI
Taxable Income (Loss)
Nine months Ended September 30, 1998 (in thousands)
---------------------------------------------------------------------------------------------------------
                                                1998                                1997
                                     --------------------------------------------------------------------
                                      Third    Second     First    Fourth     Third     Second     First
                                     Quarter   Quarter   Quarter   Quarter   Quarter   Quarter    Quarter
Net income (loss)..................  $ 2,394   $1,894    $1,279    $ (433)    $ 177    $(1,073)    $194
Results of Holding and subsidiary..    2,447       --       273      (169)     (393)       126      408
Provision for credit losses........    1,179    1,145     1,076     1,009       726        547      171
Loans charged-off..................   (1,762)    (675)     (518)     (140)
Other, net.........................       95      208        (4)      296        (4)        (8)      --
                                     -------   ------    ------    ------     -----    -------     ----

Taxable income (loss)..............  $ 4,353   $2,572    $2,106    $  563     $ 506    $  (408)    $773
                                     =======   ======    ======    ======     =====    =======     ====

    As discussed under "Events Subsequent to September 30, 1998," the Company executed several transactions during October 1998 that included the sale of assets and termination of hedging arrangements. Management anticipates the significant losses resulting from these transactions will eliminate taxable income for 1998.

     Interest rate sensitivity. In its assessment of the interest sensitivity and as an indication of the Company's exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument (or groups of similar instruments) is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. These amounts contain estimates and assumptions regarding prepayments and future interest rates. Actual economic conditions may produce results significantly different from the results depicted below. However, management believes the interest sensitivity model used is a valuable tool to manage the Company's exposure to interest rate risk. Table XXXII details the Company's Interest Rate Sensitivity as of September 30, 1998.

Table XXXII
Interest Rate Sensitivity (A) (B)
September 30, 1998
------------------------------------------------------------------------------------------------
                                            Basis Point Increase (Decrease) in Interest Rate (C)
                                            ----------------------------------------------------
                                              (100)               Base (D)               100
                                            ----------           ----------           ----------
Market value of:
  Assets.............................       $1,715,188           $1,703,308           $1,687,861
  Liabilities........................        1,594,020            1,593,078            1,592,136
  Interest rate agreements...........               69                  571                2,977
                                            ----------           ----------           ----------
Net market value.....................       $  121,237           $  110,801           $   98,702
                                            ==========           ==========           ==========
Cumulative change in value(D)........       $   10,436                   --           $  (12,099)
                                            ==========           ==========           ==========
Percent change from base assets(E)...             0.83%                  --                (0.95)%
                                            ==========           ==========           ==========
Percent change of capital(F).........             9.50%                  --               (11.01)%
                                            ==========           ==========           ==========

---------------
(A) Management analyzes the interest sensitivity of the Company and NovaStar Mortgage on a combined basis. The assets and liabilities of NovaStar Mortgage consist primarily of mortgage loans with a carrying value of $238,207 and securities with a current face of $8.5 million and their related repurchase agreement financing.
(B) Reflects the sale of all securities and all swap terminations made in October 1998.
(C) Value of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(D) Total change in estimated market value, in dollars, from "base." "Base" is the estimated market value at October 15, 1998.
(E)  Total change in estimated market value, as a percent, from base.
(F) Total change in estimated market value as a percent of total stockholders' equity at September 30, 1998.

     Interest Rate Sensitivity Analysis. The values under the heading "Base" are management's estimates of market values of the Company's assets, liabilities and interest rate agreements on September 30, 1998. The values under the headings "100" and "(100)" are management's estimates of the market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points (1%) higher and lower. The cumulative change in value represents the change in value of assets from base, net of the change in value of liabilities and interest rate agreements from base.

     The interest sensitivity analysis is prepared regularly (at least monthly). If the analysis demonstrates that a 100 basis point shift (up or down) in interest rates would result in 10% or more cumulative change in value from base, management will modify the Company's portfolio by adding or removing interest rate cap or swap agreements.

     Sensitivity as of September 30, 1998. As shown in the table above, if interest rates were to decrease one percent (-100 basis points), the value of the Company's capital would increase by an estimated 9.50 percent. If interest rates rise by one percent (+100 basis points), the value of the Company's capital would decrease by an estimated 11.01 percent.

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

Table XXXIII
Capital Allocation Guidelines
September 30, 1998

---------------------------------------------------------------------------------------------------------------------------------
                                  (A)            (B)            (C)            (D)           (E)           (F)            (F)
                                Minimum                       Duration      Liquidity       (c+d)         (bxe)         (a + f)
                                 Lender     Estimated Price    Spread        Spread     Total Spread  Equity Cushion   CAG Equity
     Asset Category             Haircut        Duration       Cushion        Cushion       Cushion       (% of MV)      Required
     --------------
Agency-issued:
 Conventional ARMs.......        3.00%           3.50%           50             --           50           1.75%           4.75%
 GNMA ARMs...............        3.00            4.50            50             --           50           2.25            5.25
 GNMA Fixed Rates........        3.00            5.00            50             --           50           2.50            5.50
 Corporate Bonds.........       10.00            3.50           225             25          250           8.75           18.75
Mortgage loans:
 Collateral for
  warehouse financing....        2.00            3.00           100             50          150           4.50            7.50
 Collateral for CMO......        5.80              --            --             --           --             --            5.80
 Delinquent..............      100.00              --            --             --           --             --          100.00
Hedging..................          --              --            --             --           --             --            5.80
Other....................      100.00              --            --             --           --             --          100.00

------------------------------------------------------
(A) Indicates the minimum amount of equity a typical lender would require with an asset from the applicable asset category. There is some variation in haircut levels among lenders. From the lender perspective, this is a "cushion" to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of the asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut. On the other extreme, "B" rated securities and securities not registered with the Securities and Exchange Commission (the "Commission") are substantially less liquid, and have more price volatility than Agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut.
(B) Duration is the price-weighted average term to maturity of financial instruments' cash flows.
(C) Estimated cushion need to protect against investors requiring a higher return compared to Treasury securities, assuming constant interest rates.
(D) Estimated cushion required due to a potential imbalance of supply and demand resulting in a wider bid/ask spread.
(E) Sum of duration (C) and liquidity (D) spread cushions.
(F) Product of estimated price duration (B) and total spread cushion. The additional equity, as determined by management, to reasonably protect the Company from lender margin calls. The size of each cushion is based on management's experience with the price volatility and liquidity in the various asset categories. Individual assets that have exposure to substantial credit risk will be measured individually and the leverage adjusted as actual delinquencies, defaults and losses differ with management's expectations.

     Each quarter, management presents to the Board of Directors the results of the CAG compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the Company to predict or hedge the risk of the asset.

     Table XXXIV is a summary of the capital allocation for NovaStar as they apply to the Company's mortgage assets and hedging instruments during 1998 and 1997.

Table XXXIV
Required Equity
----------------------------------------------------------------------------------------------------------------------
                                                  1998                                      1997
                                   ----------------------------------  -----------------------------------------------
Category                           September 30    June 30   March 31  December 31   September 30   June 30   March 31
Mortgage loans:
  Current........................      $ 14,567   $ 21,566   $ 23,628     $  6,675      $  33,832   $22,780    $15,958
  Delinquent.....................           452        601      1,200        1,600          2,376        --         --
  Securitized loans..............        55,822     37,766     23,478       22,500             --        --         --
Mortgage securities..............        19,514     24,904     27,426       36,170         12,763    13,549      1,646
Other assets.....................        20,682     13,782     10,733           --             --        --         --
Hedging instruments..............          (688)      (232)      (203)       5,500            427     1,787      2,804
                                       --------   --------   --------     --------      ---------   -------    -------

Required equity..................       110,349     98,387     86,262       72,445         49,398    38,116     20,408
Stockholders' equity.............       109,848    114,875    115,798      116,489         47,036    46,337     46,202
Market value in excess of the
 carrying value of assets and
 hedges (A)......................         2,331     31,999     20,685           --             --        --         --
                                       --------   --------   --------     --------      ---------   -------    -------
Excess equity....................      $  1,830   $ 48,487   $ 50,221     $ 44,044      ($  2,362)  $ 8,221    $25,794
                                       ========   ========   ========     ========      =========   =======    =======

-----------------
(A) The Company revised its CAG model during the first quarter of 1998 to include the market value in excess of the carrying value of assets and hedges as the Company has the ability to borrow against this residual.

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

     During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives meeting certain conditions may be designated as hedging instruments, for which SFAS No. 133 prescribes accounting treatment, depending on the type of hedge. For those derivatives not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. For the Company, SFAS No. 133 must be applied not later than for the fiscal year beginning January 1, 2000. Management is currently evaluating the impact of SFAS No. 133 to the company's financial statements.

     Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise was issued by the FASB during October 1998. SFAS No. 134 amends SFAS No. 65 and 115, and requires entities to classify retained mortgage-backed securities after the securitization of mortgage loans held for sale in accordance with SFAS No. 115. However, a mortgage banking enterprise must classify as trading retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management does not expect the adoption of this standard to have a material impact on the Company's financial position and results of operations.

The Year 2000

     The Company is highly dependent on purchased and leased computer software to conduct business. In addition, the Company is highly dependent on computer software used by market counterparties and vendors, including banks, in conducting business. The Company recognizes that some computer software may not have the ability to correctly identify dates beyond December 31, 1999. The Company's successful modification of computer software, or the vendors' successful modification of their programs, to be year 2000 compliant is critical to the Company's viability.

     NovaStar uses three major, and a number of smaller, internal automation
solutions to conduct its business operations.   The three computer systems
considered the most significant to the Company's operations are as follows:

     .  The internally developed loan origination and database system

     .  The externally provided loan servicing system

     .  The purchased accounting system

     In addition, the Company integrates with a number of outside entities in our normal business transactions. Interfaces with other businesses and third party solution providers are used to conduct some of our business processes. Certain other processes are supported by systems created internally.

     NovaStar is using the Federal Financial Institutions Examination Council's (FFIEC) "Year 2000 Project Management Awareness" document to guide our year 2000 readiness effort. Each program/system interface used by the Company is being reviewed and tested for year 2000 compliance. The FFIEC guide calls for a three-phase approach to assess year 2000 compliance.

     In the Assessment Phase, the Company has determined which business processes/interfaces rely on dates and date arithmetic. Most of the Company's business processes/interfaces rely on dates and date arithmetic. These business processes/interfaces are being tested internally for compliance. The Company has asked its market counterparties and vendors to document that they have assessed software for year 2000 compliance.

     Solution updates to non-compliant Year 2000 software should be made in the Correction Phase. Corrections on Company developed software will be made internally and are expected to be insignificant. The Company is requiring all market counterparties and vendors to document they have made all corrections.

     The Company will conduct "mock" business as if it is in the year 2000 during the Validation Phase. During this phase, the Company will test all internally developed software as well as vendor software.

     NovaStar has contacted all of its significant outside market counterparties and vendors to obtain documentation regarding their process and status for assuring year 2000 compliance. The Company has asked that each party adhere to the same FFIEC guidelines and to provide documents of progress during each phase. Recent status reports have been received from Alltel Residential Lending Solutions (vendor of the Company's servicing system) and Baan/CODA (vendor of the Company's accounting system) and are as follows:

      . Alltel, vendor of the servicing platform expects to complete testing by December 31, 1998 and maintains they will be fully year 2000 compliant by the first quarter of 1999.

      . Baan/CODA, vendor of the accounting system has provided the Company written confirmation that the version the Company currently uses is fully year 2000 compliant.

     All internally developed software was designed to be year 2000 compliant. In addition, the Company has contacted its significant financial counterparty, First Union National Bank, who is completing their internal review of year 2000 compliance.

     The Company believes that its greatest risk in regards to year 2000 compliance is the software and systems used to service its subprime mortgage loans. NovaStar Mortgage, Inc., an affiliate of the Company, services the Company's loans. NovaStar Mortgage uses systems developed by Alltel for loan servicing. If these systems fail, NovaStar Mortgage will not be able to continue on a manual basis. In this worst case scenario, loans would not be serviced until the failed system could be remedied. If the loans go "unserviced" for an extended period of time -- several weeks -- the result could have a material adverse impact on the Company.

     The Company is also at significant risk in the event the systems of financial institutions, on which the Company is relying for financing and cash management, fail. In a worst case scenario, the Company and NovaStar Mortgage may not be able to meet financial obligations during the period of failure -- an unknown timeframe. The result could have a material adverse impact on the Company.

     The Company is exposed to smaller risks in the event other systems, including those developed internally, fail to perform beyond December 31, 1999. However, management believes functions, other than servicing, can be maintained on a manual basis should systems fail. Although processing and performance would be slow, risk of material adverse impact to the Company for these systems failures is expected to be minimal.

     Management expects, through the completion of its year 2000 plan, the likelihood of a material business disruption is not significant. The major risks presented above involve year 2000 remediation efforts of third party vendors used by the Company.

Based on the information provided, the Company believes these vendors will meet their obligation for resolution of year 2000 issues.

     The Company estimates it has incurred less than $75,000 in costs to date in carrying out its year 2000 compliance plan and estimates it will spend less than $100,000 in completing the plan. However, the costs could increase dramatically if the Company determines that any market counterparty will not be year 2000 compliant.

     The Company has not developed formal contingency plans to be used in the event any of its hardware, software or other computerized systems, or those of a vendor, are not ready for the year 2000. A full contingency plan will be developed prior to March 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As of September 30, 1998, there were no material legal proceedings pending to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters of Vote of Security Holders

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits filed with this report are as follows:

         10.1  Master repurchase agreement with First Union National Bank
         10.2 Primary mortgage insurance agreement with Commonwealth Mortgage Assurance Company
         11.1  Schedule regarding computation of per share earnings
         21.1  Subsidiaries of the Registrant
         27.1  Financial data schedule
         99.1  Press release dated October 29, 1998

    (b)  The Company has filed the following Form 8-K's:

         . Regarding certain amendments made to its charter filed on July 6, 1998.
         . Regarding announcement of current market conditions and postponement of the third quarter dividend filed on October 12, 1998.
         . Regarding announcement of $15 million 90-day committed secured financing agreement to address immediate liquidity needs filed on October 13, 1998.
         . Regarding announcement of steps taken to address immediate liquidity needs filed on October 15, 1998.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 12, 1998                  /s/ Scott F. Hartman
                                         --------------------
                                         Scott F. Hartman
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

DATE: November 12, 1998                  /s/ Rodney E. Schwatken
                                         -----------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)