Form 10-K405/A
period 1997-12-31
NOVASTAR FINANCIAL INC
filed 1999-02-12
CIK 1025953

                                 UNITED STATES
                      SECURITIES AND  EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K/A
                              Amendment No. 1 to

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

   Although these CMOs are non-recourse debt, NovaStar retains the credit, prepayment and interest rate risks associated with the loans. Under its CMOs, NovaStar retains the mortgage loans and incurs the obligation to pay the CMO bondholders. NovaStar earns the net spread between the interest income on the loans and the interest expense on the bonds. The spread earned by NovaStar also is reduced by credit losses on the portfolio. Prepayments on the mortgage loans serve to reduce the term over which NovaStar earns its spread. The longer the mortgage collateral is outstanding, the longer the period for which NovaStar will receive cash flow. To the extent the borrowers prepay, it shortens the life of the CMO and the period over which NovaStar receives cash flow. The cash flow to NovaStar will change when interest rates on the bonds fluctuate at amounts or times that are different from the mortgage loan collateral, thereby subjecting NovaStar to interest rate risk. NovaStar addresses these risks as discussed in the Risk Management portion of this Annual Report.

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

   Based on industry sources, the estimated size of the subprime mortgage loan market in 1997 was approximately $100 billion in annual originations. Historically, the subprime mortgage loan market has been a highly fragmented niche market dominated by local brokers with direct ties to investors who owned and serviced this relatively higher margin, riskier product. Although there have recently been several new entrants into the subprime mortgage business, the Company believes the subprime mortgage market is still highly fragmented. The growth and profitability of the subprime mortgage loan market, the demise of numerous financial institutions in the late 1980s which had served this market, and reduced profits and loan volume at traditional financial institutions have together drawn new participants and capital to the subprime mortgage loan market. Management believes the subprime mortgage loan market requires more business judgement from underwriters in evaluating borrowers with previous credit problems. Subprime lending is also generally a lower volume/higher profit margin business rather than the generally higher volume/lower profit margin prime mortgage business to which traditional mortgage bankers have become accustomed. Subprime mortgage lending is also more capital intensive than the prime mortgage market due to the fact that the securitization function requires a higher level of credit enhancement which must be provided by the issuer in the form of over-collateralization or subordination.

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

     The Company faces intense competition in the business of originating, purchasing, selling and securitizing sub-prime mortgage loans. The number of participants is believed to be well in excess of 100 companies and no single participant holds a dominant share of the sub-prime market. In addition to other residential mortgage REIT's, the Company is in competition for sub-prime borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions and thrift institutions. The Company competes for holding mortgage loans with life insurance companies, institutional investors and other well-capitalized publicly-owned mortgage lenders. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company.

     Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates. To the extent any of the Company's competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected.

     The Company believes that one of its key competitive strengths is its employees and the level of service they are able to provide its borrowers. By servicing its loan portfolio directly, the Company is able to stay in close contact with its borrowers and identify potential problems early. The Company's servicing staff is comprised of seasoned mortgage professionals with significant experience in the sub-prime marketplace.

     Significant external competitive factors include interest rate fluctuations and general economic conditions. Changing interest rates have a direct affect on the spread the Company earns on its loan portfolio. In general, the interest income the Company receives from its borrowers does not reset as fast as the interest expense the Company must pay on its financing lines. Therefore, when interest rates are rising the Company spread decreases and when they are falling the Company's spread increases. Other economic factors may also affect the Company's competitive position. Certain market conditions might exist which could adversely affect the Company's liquidity, as well as its ability to raise capital and securitized portions of its mortgage holdings. To the extent the Company is able to endure such market conditions, the Company could be materially adversely affected.

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

     Regulated mortgage lenders, such as savings and loans and banks, are subject to regulatory review and must pay for the costs incurred by the regulator in their examinations. NovaStar incurs no such regulation fees or costs and is, therefore, competitively advantaged.

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

Table I
Mortgage Loans by Credit Grade
December 31, 1997 (dollars in thousands)

--------------------------------------------------------------------------------------------------------
                                               Maximum                        Weighted       Weighted
                            Allowed            Loan-to                         Average        Average
Credit Rating           Mortgage Lates(A)       value        Principal         Coupon      Loan-to-value
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
                                                             ========          =====          ==

----------
(A) Represents the number of times NovaStar allows a prospective borrower to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

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

   All mortgage securities owned by the Company since inception were issued by agencies of the United States Government. Management considers their credit risk to be nominal. Securities issued by FHLMC and FNMA are not guaranteed by the full faith and credit of the U.S. Government. The Company's investment policy also allows for the purchase of privately issued mortgage securities. The policy provides that Standard & Poor's must rate privately issued mortgage securities.

   Detail regarding loan delinquencies and loans charged off during 1997 are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Provision for Credit Losses.

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

   In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their mortgages. This is particularly true for subprime borrowers who are seeking to upgrade their credit rating to obtain a lower interest rate. During 1997, $55,062,000 of the Company's loans fully prepaid. The prepayments represent 8.9 percent of the principal of mortgage loans ($617.2 million) acquired during 1997.

   Table IV displays the historical prepayment speeds for mortgage loans collateralizing the Company's CMOs. Prepayment rates in the table represent the percent of loan principal that pre-pays in the most recent one, three and twelve month periods and over the life of the pool of loans. Percents are presented on an annual basis. For instance, 18.6 percent, on an annual basis, of the principal of the loans collateralizing CMO issue 1997-1 prepaid during December 1998. Percentages for the life of the pool represent the percent that has paid off since the loans were pooled as collateral for the CMO. Virtually all loans are used as collateral for CMOs and NovaStar does not monitor prepayment speeds for loans not financing CMOs.

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

   NovaStar's projected prepayment rates in each interest scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. These assumptions change with levels of interest rates. The actual historical speeds shown for our loans in Table IV are weighted average speeds of all loans in each deal and are shown only for the short period of time that the deal has been outstanding.

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

     A futures contract is a standardized, transferable agreement to buy or sell a given financial instrument on a specific future date at a set price. The futures contracts entered into by NovaStar are interest rate futures, under which settlements are made in cash rather physical delivery of the underlying security. The value of the cash settlement depends on how the interest rates, therefore market prices fluctuate during the term of the contract. Depending on market prices, NovaStar may be in a gain or loss position. Futures contracts are exchange traded, which means the exchange accepts counterparty credit risk and generally requires cash deposits as collateral.

     NovaStar is subject to credit risk under its interest rate agreements because the counterparty may fail on its obligation to NovaStar. To limit counterparty credit risk NovaStar:

1) enters into ISDA Master Agreements with each counterparty,
2) deals with counterparties with BBB/Baa ratings or higher from S&P and Moody's, respectively,
3) measures the risk on at least a monthly basis,
4) obtains bilateral cross collateralization agreements on each agreement, and
5) obtains the right for margin calls when hedges are in loss positions.

     The net market value of all agreements with each counterparty is in a loss position as of December 31, 1997, exposing NovaStar to no credit risk at that date.

     All interest rate agreements are tied to either one- or three-month LIBOR. All financing agreements reset based on one-month LIBOR or short-term repurchase agreement rates. Therefore, the extent of the basis risk of the company lies in the differences in movements between one- and three-month LIBOR and short-term repurchase agreements rates versus one- and three-month LIBOR. Historically, the basis movements between these rates have been minimal.

     ISDA Master Agreements set the legal framework for transactions with counterparties in over-the-counter derivative markets. Corporate counsel reviews legal documents at the discretion of management. NovaStar considers its exposure to legal enforcement risk to be minimal.

     When analyzed in isolation, the cost of a hedging transaction over the life of the agreement may exceed the benefit of the transaction if market interest rates move against the hedge. However, if analyzed in the context of the entire portfolio, losses on hedging transactions in downward interest rate movements will be offset by gains on the asset side of the balance sheet.

     In order to retain REIT status, NovaStar Financial must meet requirements established by the Internal Revenue Code. Income from hedges that reduce the interest rate risk of REIT liabilities is treated as qualifying income under the Internal Revenue Code. All hedging instruments owned by NovaStar are REIT-qualifying. Further details regarding qualification as a REIT and income restrictions is provided under the heading "Federal Income Tax Considerations."

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

   Declines and increases in interest rates will cause the value of a loan to rise and fall respectively if the yield spread, or basis, between the loan and the duration-matched treasury remains the same. The basis does fluctuate over time, however, and NovaStar may experience mark-to-market gains and losses on its unsecuritized portfolio even though interest rates may have remained stable. This may effect the value of future securitizations to the company if the decrease in market value on loans was caused by basis widening in the securitization market, which would make long-term, non-recourse financing more expensive. Basis changes may not have an effect on future securitizations if, for example, there was simply an over supply in the whole loan market and securitization spreads had remained constant.

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

   Financing with Repurchase Agreements. NovaStar uses repurchase agreements to finance acquisition of mortgage loans and securities. In a repurchase agreement, NovaStar purchases an asset and then sells the asset under an agreement to repurchase the same asset at some period in the future. Generally, the repurchase agreements entered into by NovaStar stipulate that NovaStar must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financing arrangements. NovaStar retains the assets on its balance sheet and records an obligation to repurchase the asset. The amount NovaStar can "borrow" under these arrangements is generally 96 to 98 percent of the asset market value. When asset values decrease, NovaStar is required to repay the margin, or difference in fair value. To the extent the market values of assets financed with repurchase agreements decline rapidly, NovaStar will be required to meet cash margin calls. If cash is unavailable, NovaStar may be forced to default under the terms of the repurchase agreement. In that event, the lender retains the right to liquidate the collateral to settle the amount due from NovaStar.

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




           Common Stock Prices                                Cash Dividends
-----------------------------------------     --------------------------------------------------
                                                                 Date       Paid     Amount
                           High      Low          Class        Declared   or Payable   Per Share
10/31/97 to 12/31/97(A)   18 13/16  14 1/2     Preferred Stock 3/13/97     4/30/97       $0.05
                                                               6/18/97     7/30/97        0.05
                                                               9/18/97    10/20/97        0.08
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

   Approximately 50 percent of the proceeds from the initial public offering of common stock has been used to acquire mortgage securities, 50 percent has been used to acquire subprime mortgage loans or to repay borrowings financing mortgage loans and securities in approximately the same proportion.

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

                                                                              As of                   As of
                                                                        December 31, 1997       December 31, 1996
Consolidated Balance Sheet Data
 Mortgage Assets:
   Mortgage loans...............................................           $  574,984                $     -
   Mortgage securities..........................................              517,246                 13,239
 Total assets...................................................            1,126,252                 59,811
 Short-term borrowings..........................................              596,693                      -
 Collateralized mortgage obligations............................              408,867                      -
 Stockholders' equity...........................................              116,489                 46,380

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

   The Company owns 100 percent of the non-voting preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by Holding. The founders of the Company own the voting common stock of Holding and receive one percent of any dividends paid by Holding. NovaStar Mortgage is a wholly owned subsidiary of Holding. Certain key officers of the Company serve as officers of Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of Holding and NovaStar Mortgage. The Company accounts for its investment in Holding using the equity method.

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

Forgivable Notes Receivable from Founders

   The Company's founders received 216,666 units upon closing of the 1996 private placement. A unit consisted of one share of convertible preferred stock and one common stock warrant. The founders delivering forgivable promissory notes made payment for these units. Principal on these notes will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement. Return includes the appreciation in the Company's stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal period that the Company generates a return of 15 percent to investors in the private placement. All three tranches will be forgiven if the Company generates a 100 percent return. During the period from the closing of the private placement through December 31, 1997, the Company's stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15 percent. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000.

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

   On a long-term basis, the Company finances its mortgage loans using collateralized mortgage obligations (CMOs). Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. Under the terms of its CMOs, NovaStar Financial is entitled to repurchase the mortgage loan collateral when their aggregate principal balance falls below 35 percent for issue 97-01 and 25 percent for issue 97-02. Subprime mortgage loans are not readily obtainable financial assets. As a result, NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its CMO transactions as secured borrowings, rather than sales of the transferred loans. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently.

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

NOVASTAR FINANCIAL, INC.
(Registrant)


Date:  FEBRUARY 12, 1999           By:  /s/  SCOTT F. HARTMAN
       -----------------           ----------------------------------------
                                   Scott F. Hartman, Chairman of the Board
                                   of Directors and Chief Executive Officer


Date:  FEBRUARY 12, 1999           By:  /s/  W. LANCE ANDERSON
       -----------------           ----------------------------------------
                                   W. Lance Anderson, President,
                                   Chief Operating Officer and Director


Date:  FEBRUARY 12, 1999           By:  /s/  MARK J. KOHLRUS
       -----------------           ----------------------------------------
                                   Senior Vice President
                                   and Chief Financial Officer


Date:  FEBRUARY 12, 1999           By:  /s/  RODNEY E. SCHWATKEN
       -----------------           ----------------------------------------
                                   Rodney E. Schwatken, Vice President,
                                   Controller and Assistant Treasurer
                                   (Chief Accounting Officer)


Date:  FEBRUARY 12, 1999           By:  /s/  EDWARD W. MEHRER
       -----------------           ----------------------------------------
                                   Edward W. Mehrer, Director


Date:  FEBRUARY 12, 1999           By:  /s/  GREGORY T. BARMORE
       -----------------           ----------------------------------------
                                   Gregory T. Barmore, Director


Date:  FEBRUARY 12, 1999           By:  /s/  JENNE K. BRITTELL
       -----------------           ----------------------------------------
                                   Jenne K. Britell, Director