Form 10-Q/A
period 1998-09-30
NOVASTAR FINANCIAL INC
filed 1999-02-12
CIK 1025953

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-Q/A
                                   Amendment
                                     No. 1
                                      to
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

   On October 13, 1998, the Company executed a short-term financing agreement with GMAC/Residential Funding Corporation, secured by certain mortgage interests of the Company. Under the terms of the agreement, the Company borrowed $15 million to support immediate cash needs. In addition, the Company agreed to pay a $3 million commitment fee at maturity of the note. The fee serves as incentive for GMAC/RFC to enter the financing arrangement under adverse conditions and to insure that the arrangement would be committed for the 90-day period. The resulting $18 million obligation bears interest at one-month LIBOR plus five percent. Additionally, GMAC/RFC acquired 812,731 warrants for the purchase of the Company's common stock at a price of $4.5625, the closing price of the common stock on October 12, 1998. The Company and GMAC/RFC are presently in negotiations regarding terms to establish a long-term strategic alliance. However, no assurance can be given that the alliance will be established. If a strategic alliance is successfully negotiated, GMAC/RFC has the option to waive $2 million of the commitment fees discussed above in exchange for an additional 811,919 warrants for the purchase of the Company's stock at a price of $4.5625 per share.

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

Events Subsequent to September 30, 1998

     As of September 30, 1998, the Company had an arrangement with an lender whereby the Company could borrow up to 50 percent of the value of the residual interests in the Company's collateralized mortgage obligations. Borrowing capacity under this arrangement was in excess of $30 million. However, the lender restricted the Company's access to funds under this arrangement to $25 million as of September 30, 1998. The lender experienced its own liquidity shortage as a result of global market conditions. In order to respond to the liquidity shortage and mitigate exposure to credit risk, the lender restricted its lending to subprime mortgage companies. As a result, the lender withdrew its financing under this arrangement. This event, combined with declining market prices for its securities and off-balance-sheet financial instruments, caused management to take several actions, as discussed in following paragraphs, to restore the Company's liquidity and to reduce further exposure to liquidity risk. As a result of these actions, the Company anticipates incurring a significant net loss during the fourth quarter of 1998.

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

     On October 13, 1998, the Company executed a short-term financing agreement with GMAC/Residential Funding Corporation, secured by certain mortgage interests of the Company. Under the terms of the agreement, the Company received a $15 million loan to support immediate cash needs. The loan bears interest at one-month LIBOR plus five percent. The Company is required to pay a $3 million commitment fee upon maturity of the note. Additionally, GMAC/RFC acquired 812,731 warrants for the purchase of the Company's common stock at a price of $4.5625, the closing price of the common stock on October 12, 1998. The Company and GMAC/RFC are presently in negotiations regarding terms for a long-term strategic alliance. However, no assurances can be given that an alliance will in fact be executed. Upon execution of a strategic alliance, GMAC/RFC will refund $2 million of the commitment fees discussed above and NovaStar will issue additional 811,919 warrants for the purchase of the Company's stock at a price of $4.5625 per share.

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

     Management estimates the weighted-average value of its mortgage loan portfolio as of September 30, 1998 to be between 103 and 104 (in terms of price to par). Table XXVII provides estimates of the value of the mortgage loans in the portfolio and assumptions used in generating those estimates. Estimated values can vary dramatically based upon assumptions used.

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

     The loans servicing fee charged by NovaStar Mortgage increased dramatically during the fourth quarter of 1997 and into 1998 after NovaStar Financial securitized its loans. The fee increased to 50 basis points on the outstanding principal when loans are securitized from a flat fee per loan prior to their securitization.

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

NOVASTAR FINANCIAL, INC.

DATE: February 12, 1999                  /s/ Scott F. Hartman
                                         --------------------
                                         Scott F. Hartman
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

DATE: February 12, 1999                  /s/ Rodney E. Schwatken
                                         -----------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)