Form 10-K/A
period 1997-12-31
NOVASTAR FINANCIAL INC
filed 1999-03-12
CIK 1025953

                                 UNITED STATES
                      SECURITIES AND  EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K/A

                              Amendment No. 2 to

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

     NovaStar Mortgage originated $410 million in mortgage loans during 1997. In the March 23, 1998 issue of National Mortgage News, NovaStar was ranked number 47 of 60 subprime lenders for 1997. Based on market capitalization, as published in National Mortgage News, NovaStar Financial ranked number 22 of 31 publicly traded subprime lenders. Management's research of the asset size of these companies indicated NovaStar Financial ranks number 15 of 31.

     NovaStar faces intense competition in the business of originating, purchasing, selling and securitizing subprime mortgage loans. The number of participants is believed to be well in excess of 100 companies and no single participant holds a dominant share of the subprime market. In addition to other residential mortgage REITs, NovaStar is in competition for subprime borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions and thrift institutions. The Company competes for holding mortgage loans with life insurance companies, institutional investors and other well-capitalized publicly-owned mortgage lenders. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company.

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

     NovaStar Mortgage is competitively disadvantaged due to its youth and cost of loan production. NovaStar Mortgage began originating subprime mortgage loans during February of 1997. While management considers itself a low-cost producer, a higher volume of loans would further reduce the cost per loan production. During 1997, NovaStar Mortgage was developing its loan origination infrastructure and had not reached its loan volume potential. In addition, NovaStar Financial requires significant capital to acquire assets and maximize earnings potential. Many competitors of NovaStar Financial have larger market capitalization. A larger market capitalization generally affords larger trading volume, more recognition in the marketplace and, therefore, greater ability to raise capital.

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


     In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their mortgages. This is particularly true for subprime borrowers who are seeking to upgrade their credit rating to obtain a lower interest rate. During 1997, $55,062,000 of the Company's loans fully prepaid. The prepayments represent 18.7 percent of the daily average principal of mortgage loans outstanding during 1997 which was $294.1 million.

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


Table VI
Interest Rate Sensitivity (A)
December 31, 1997 (dollars in thousands)
-----------------------------------------------------------------------------------------------------------

                                       Basis Point Increase (Decrease) in Interest Rates(B)
                                       ----------------------------------------------------
                                              (100)         Base(C)               100         Elasticity(F)
Market value of:
 Assets  ............................      $1,222,869      $1,211,591          $1,194,896          1.15%
 Liabilities  .......................      (1,066,611)     (1,064,944)         (1,063,290)         0.68
 Interest rate agreements  ..........          (6,517)           (178)             (8,268)         1.35
                                           ----------      ----------          ----------

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

   NovaStar's projected prepayment rates in each interest scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. These assumptions change with levels of interest rates. The actual historical speeds shown for our loans in Table IV are weighted average speeds of all loans in each deal.

   Actual prepayment rates as shown in Table IV are slower than the long term prepayment rates used in the interest sensitivity analysis because of the short history for the loans owned by NovaStar. The historical speeds are not indicative of management's expectations for long term prepayment speeds. Therefore, management uses industry trends and national statistics to develop projected prepayment speeds used in the interest sensitivity analysis.

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

Recent Sales of Securities

   In September and December 1996, NovaStar Financial sold 216,666 shares of common stock to Scott Hartman and Lance Anderson for $2,167 cash. These shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereof.

  In December 1996, NovaStar Financial sold an aggregate of 3,333,333 units, each unit consisting of one share of Class A convertible preferred stock and one stock purchase warrant, to approximately 180 accredited investors for $49,999,995 cash and an additional 216,666 units to Scott Hartman and Lance Anderson for $3,249,999 in forgivable notes. Stifel, Nicolaus & Company, Incorporated acted as placement agent in connection with the issuance and received commissions and reimbursement of expenses totaling approximately $3,000,000 along with 100,000 stock purchase warrants. These shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereof and on Regulation D promulgated thereunder.

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

   Approximately 50 percent of the proceeds from the initial public offering of common stock has been used to acquire mortgage securities, 50 percent has been used to acquire mortgage loans originated by NovaStar Mortgage or to repay borrowings financing mortgage loans and securities in approximately the same proportion.

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


Date:  MARCH 12, 1999              By:  /s/  SCOTT F. HARTMAN
       -----------------           ----------------------------------------
                                   Scott F. Hartman, Chairman of the Board
                                   of Directors and Chief Executive Officer


Date:  MARCH 12, 1999              By:  /s/  W. LANCE ANDERSON
       -----------------           ----------------------------------------
                                   W. Lance Anderson, President,
                                   Chief Operating Officer and Director


Date:  MARCH 12, 1999              By:  /s/  MARK J. KOHLRUS
       -----------------           ----------------------------------------
                                   Senior Vice President
                                   and Chief Financial Officer


Date:  MARCH 12, 1999              By:  /s/  RODNEY E. SCHWATKEN
       -----------------           ----------------------------------------
                                   Rodney E. Schwatken, Vice President,
                                   Controller and Assistant Treasurer
                                   (Chief Accounting Officer)


Date:  MARCH 12, 1999              By:  /s/  EDWARD W. MEHRER
       -----------------           ----------------------------------------
                                   Edward W. Mehrer, Director


Date:  MARCH 12, 1999              By:  /s/  GREGORY T. BARMORE
       -----------------           ----------------------------------------
                                   Gregory T. Barmore, Director


Date:  MARCH 12, 1999              By:  /s/  JENNE K. BRITTELL
       -----------------           ----------------------------------------
                                   Jenne K. Britell, Director