Form 10-Q/A
period 1998-06-30
NOVASTAR FINANCIAL INC
filed 1999-03-12
CIK 1025953

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

Earnings of NFI Holding Corp.

     For the six months ended June 30, 1998, NFI Holding Corp. recorded a net loss of $9,000 compared with a net loss of $432,000 for the six months ended June 30, 1997. The Company records its portion of these losses as equity in net loss of NFI Holding in its income statement. Net income generated by Holding is a function of the fees earned by NovaStar Mortgage relating to the origination and servicing of loans for the Company and the costs of these activities. General and administrative expenses consist largely of compensation and benefits for the marketing, underwriting, funding and servicing staffs. NovaStar Mortgage incurs significant general and administrative expenses in generating loan production and servicing loans and will vary, as a general rule, with loan production. During the six months ended June 30, 1998, NovaStar Mortgage recognized $175,000, in net gains on sales of mortgage loans with a principal balance of $4.0 million.

     During the six months ended June 30, 1997, NovaStar Mortgage incurred significant costs to develop the infrastructure to produce and service mortgage loans. Loan production began in February 1997 and NovaStar Mortgage began servicing loans in July 1997. Fee income is dependent upon loan origination volume and loan servicing. NovaStar Mortgage generated significantly more fees in the six months ended June 30, 1998 as compared to the six-month period ended June 30, 1997. The increase in fee income outpaced the increase in costs, which caused a significant decrease in the net loss when comparing the two six-month periods. As noted above, NovaStar Financial pays fees to NovaStar Mortgage for administrative services.

Tables XXI and XXII are summary financial statements for NFI Holding Corporation as of and for the six months ended June 30, 1998 and 1997. Table XXIII is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

Table XXI
NFI Holding Corporation - Balance Sheet
June 30 (dollars in thousands)
---------------------------------------------------------------------
                                                     1998      1997
Assets
  Mortgage loans.................................        --   $    --
  Mortgage securities............................   $62,387        --
  Other assets...................................     1,680    15,532
                                                    -------   -------

    Total assets.................................   $64,067   $15,532
                                                    =======   =======
Liabilities and stockholder's equity
  Borrowings.....................................   $60,871   $13,600
  Other liabilities..............................     1,034       368
                                                    -------   -------

  Total liabilities..............................    61,905    13,968

  Stockholder's equity...........................     2,162     1,564
                                                    -------   -------

    Total liabilities and stockholders' equity...   $64,067   $15,532
                                                    =======   =======

Table XXII
NFI Holding Corporation - Statement of Income
Six Months Ended June 30 (dollars in thousands)
--------------------------------------------------------------
                                               1998      1997
Other income.............................     $8,683    $1,297
Gains on sale of mortgage assets.........        412        --
Expenses:
  Interest...............................      2,019        --
  Production.............................      5,765     1,729
  Servicing..............................      1,296        --
  Other..................................         24        --
                                              ------    ------

Net loss.................................         (9)   $ (436)
                                              ======    ======

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

NOVASTAR FINANCIAL, INC.
                                         /s/ Scott F. Hartman
DATE: March 12, 1999                     -------------------------------------
                                         Scott F. Hartman
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

DATE: March 12, 1999                     /s/ Rodney E. Schwatken
                                         -------------------------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)