Form 10-Q/A
period 1998-09-30
NOVASTAR FINANCIAL INC
filed 1999-03-12
CIK 1025953

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-Q/A
                                   Amendment
                                     No. 2
                                      to
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     During the nine months ended September 30, 1998, the loan production volume of NovaStar Mortgage increased dramatically compared to the nine months ended September 30, 1997. The cost of producing loans increased more than its fee and interest income, which primarily consists of the administrative fees received from NovaStar Financial as discussed above. As a result, NovaStar Mortgage, and therefore NFI Holding Corporation, incurred a larger net loss during the nine months ended September 30, 1998 when compared to the same period in 1997.

     Tables XXIV and XXV are summary financial statements for NFI Holding Corporation as of and for the nine months ended September 30, 1998 and 1997. Table XXVI is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

Table XXIV
NFI Holding Corporation--Balance Sheet
September 30 (dollars in thousands)
--------------------------------------------------------------------------------

                                                         1998       1997
Assets
  Restricted cash...............................       $ 18,997    $   --
  Mortgage loans................................        238,207        --
  Mortgage securities...........................          8,686        --
  Other assets..................................          5,186     9,326
                                                       --------    ------

    Total assets................................       $271,076    $9,326
                                                       ========    ======

Liabilities and stockholders' equity
  Securities under repurchase agreements........       $  8,559    $   --
  Due to NovaStar Financial, Inc................        259,312        --
  Other liabilities.............................          3,614     7,470
                                                       --------    ------

  Total liabilities.............................        271,485     7,470

  Stockholders' equity..........................           (409)    1,857
                                                       --------    ------

    Total liabilities and stockholders' equity..       $271,076    $9,326
                                                       ========    ======

Table XXV
NFI Holding Corporation -- Statement of Operations
Nine Months Ended September 30 (dollars in thousands)
----------------------------------------------------------------------

                                                     1998       1997
Net interest income.............................   $  1,730    $    --
Services provided to NovaStar Financial, Inc....      6,031      2,518
Fees from third parties.........................        879        640
Gains on sale of mortgage assets................      1,209         --
General and administration expenses.............    (12,329)    (3,301)
                                                   --------    -------

Net loss........................................   $ (2,480)   $  (143)
                                                   ========    =======

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

NOVASTAR FINANCIAL, INC.

DATE: March 12, 1999                     /s/ Scott F. Hartman
                                         --------------------
                                         Scott F. Hartman
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

DATE: March 12, 1999                     /s/ Rodney E. Schwatken
                                         -----------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)