Form 10-K405
period 1998-12-31
NOVASTAR FINANCIAL INC
filed 1999-03-12
CIK 1025953

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From   to

                       Commission File Number 001-13533

                           NOVASTAR FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

               Maryland                              74-2830661
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

1901 W. 47th Place, Suite 105, Westwood,                66205
                   KS                                (Zip Code)
 (Address of principal executive office)

      Registrant's telephone number, including area code: (913) 362-1090

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class             Name of Each Exchange on Which
     Common Stock, $0.01 par value                   Registered
                                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1999 was approximately $41,080,000 as reported by the New York Stock Exchange Composite Transactions on such date.

   The number of shares of the Registrant's Common Stock outstanding on March 10, 1999 was 8,130,069.

                      Documents incorporated by reference

   Items 10, 11, 12, and 13 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            NOVASTAR FINANCIAL, INC.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS

 PART I
 Item 1.  Business........................................................    2
 Item 2.  Properties......................................................   16
 Item 3.  Legal Proceedings...............................................   16
 Item 4.  Submission of Matters to a Vote of Security Holders.............   16
 PART II
          Market For Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.........................................................   16
 Item 6.  Selected Consolidated Financial Data............................   18
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations...........................................   19
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk......   45
 Item 8.  Financial Statements and Supplementary Data.....................   46
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure............................................   63
 PART III
 Item 10. Directors and Executive Officers of the Registrant..............   63
 Item 11. Executive Compensation..........................................   63
 Item 12. Security Ownership of Certain Beneficial Owners and Management..   63
 Item 13. Certain Relationships and Related Transactions..................   63
 PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14. K...............................................................   64

                                     PART I

Item 1. Business

Overview

   NovaStar Financial, Inc. is a Maryland corporation formed on September 13, 1996 as an investor in mortgage assets, with a focus on subprime mortgage loans. NovaStar Financial's mortgage assets are primarily generated from the wholesale origination of single-family subprime loans of its affiliate, Novastar Mortgage, Inc.

   Management believes the tax-advantaged structure of a real estate investment trust (REIT) is the most efficient method of owning the cash flows associated with mortgage assets. NovaStar Financial must meet numerous rules established by the Internal Revenue Service to retain its status as a REIT. The rules are extensive and complicated. In short, they require NovaStar to:

  . Restrict its investing to certain real estate related assets,

  . Avoid certain investment trading and hedging activities, and

  . Distribute taxable income to stockholders.

   As long as NovaStar Financial maintains its REIT status, distributions to stockholders will generally be deductible for income tax purposes. This deduction effectively eliminates corporate level income taxes. Management believes it has and will continue to meet the requirements to maintain its REIT status.

1998 in Review

   NovaStar was presented with tremendous challenges in 1998 as the marketplace changed dramatically during the fourth quarter. When the year began, NovaStar Financial had recently completed its initial public offering of common stock, which raised nearly $70 million of capital. That capital allowed NovaStar to start the year with ample liquidity to continue building its portfolio of mortgage assets.

   During the first half of 1998, NovaStar Mortgage originated over $500 million in subprime mortgage loans, the majority of which were purchased by NovaStar Financial.

   By the end of the second quarter, NovaStar Financial had deployed a substantial amount of its capital through the acquisition of mortgage assets. As access to the capital markets was limited, NovaStar modified its strategy of holding loans in portfolio and began the transition to a seller of loans. Sales are primarily conducted through NovaStar Mortgage. During 1998, NovaStar Mortgage sold $134 million of its subprime mortgages recognizing aggregate gains of $3 million. NovaStar Financial sold $7.9 million of mortgage loans at aggregate gains of $305,000.

   As circumstances evolved in the latter part of 1998 due to global market conditions and liquidity shortages faced by the subprime lending industry, a key lender withdrew access to a secured financing arrangement NovaStar relied on for backup liquidity purposes. This forced NovaStar Financial to take drastic measures to improve its liquidity position. Investment securities financed using short-term repurchase agreements were sold and related interest rate agreements were terminated. These actions greatly reduced NovaStar's exposure to margin call risk. To address its short-term liquidity needs, NovaStar Financial executed a short-term secured arrangement with GMAC/Residential Funding Corporation. More importantly, in February 1999 NovaStar executed three separate committed lending arrangements with First Union National Bank that increase NovaStar's borrowing capacity to $395 million. More information regarding the events of the fourth quarter 1998 are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.

   The impact of the fourth quarter events was severe. The sale of investment securities and the termination of related hedging instruments resulted in aggregate losses of $23 million. Financing costs related to the short-term lending arrangement with GMAC/RFC were $4 million. As a result of these items, NovaStar incurred a net loss during the fourth quarter of $27 million. The significance of the fourth quarter loss resulted in a net loss for the year of $22 million, or $2.71 per share. NovaStar Financial's 1998 operating results are discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.

The Organizational Structure of NovaStar Financial and Principal Affiliates

   Scott Hartman and Lance Anderson own 100% of the voting common stock of NFI Holding Corporation. NFI Holding was capitalized through the purchase of $20,000 in common stock by Scott Hartman and Lance Anderson and the purchase of non-voting preferred stock by NovaStar Financial in the amount of $1,980,000. Mr. Hartman and Mr. Anderson receive 1% of the economic benefits derived from dividends and distributions of NFI Holding as a result of their common stock ownership. NovaStar Financial receives 99% of the economics of NFI Holding as a result of its preferred stock ownership. Accordingly, NovaStar Financial indirectly receives 99% of the economics of NovaStar Mortgage by virtue of its ownership interest in NFI Holding. In addition, Mr. Hartman and Mr. Anderson serve as the sole directors of both NFI Holding and NovaStar Mortgage.

   Through contracts with NovaStar Financial, NovaStar Mortgage has agreed to:

  . Sell subprime mortgage loans that it originates to NovaStar Financial, if NovaStar Financial agrees to acquire the loans,

  . Service NovaStar Financial's subprime mortgage loans, and

  . Provide certain administrative services to NovaStar Financial.

   Without voting control of NovaStar Mortgage, there can be no assurance that these contracts, which are subject to renewal, will continue indefinitely. In addition, while Messrs. Hartman and Anderson have entered into an agreement with shareholders, which contains certain management and control provisions and restrictions on transfer of NFI Holding common stock, there can be no assurance that the agreement will be enforced in a timely manner against the individuals, their heirs or representatives.

                              [CHART APPEARS HERE]

Subprime Mortgage Lending

   NovaStar Financial invests in subprime residential mortgage loans. A primary source of NovaStar Financial's assets have been the loans originated by NovaStar Mortgage, which shares common management. NovaStar Mortgage lends to individuals that generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but generally have substantial equity in their homes. Often, these are individuals or families who have built high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their total monthly payments.

   The sales force of NovaStar Mortgage, which includes over 60 account executives covering 37 states, develops and maintains relationships with a network of independent retail brokers. In 1997 and in much of 1998, NovaStar Financial financed and acquired the mortgage loans originated by NovaStar Mortgage.

   During the first half of 1999, NovaStar Mortgage intends to sell a majority of its loan production to buyers other than NovaStar Financial. Later in the year, the business plan is to raise additional capital that will allow NovaStar Financial to buy loans from NovaStar Mortgage to be held in portfolio. Selling loans provides a source of cash and enables the funding of more loans through NovaStar Mortgage. NovaStar Mortgage's loan sales can also generate profits and capital for NovaStar Financial as profits earned by NovaStar Mortgage are shared through NovaStar's indirect equity ownership.

   Two primary avenues are available for selling subprime mortgage loans: 1) Directly to independent, third parties for cash and 2) securitization transactions that are treated for tax and accounting purposes as loan sales. During 1998, NovaStar management began developing relationships with large-block purchasers of whole loans. Through these relationships, $142 million in loans were sold during 1998, resulting in gains of $3.3 million on a combined basis.

   On a short-term basis, NovaStar finances mortgage loans through a warehouse facility and repurchase agreement with First Union National Bank in which NovaStar Financial and NovaStar Mortgage are co-borrowers. In addition, NovaStar has access to facilities secured by residual interests in asset-back bonds. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the consolidated financial statements.

   For long-term financing, NovaStar Financial securitizes its loans by issuing collateralized mortgage obligations, commonly called CMOs. CMOs are debt arrangements whereby the investor in the CMO is paid based on the performance of the mortgage loans collateralizing the debt. As NovaStar borrowers repay principal and pay interest on their mortgages, the funds are segregated to repay the investors in the NovaStar CMO. Although these CMOs are non-recourse debt, NovaStar retains the credit, prepayment and interest rate risks associated with the loans.

   During 1997 and 1998, CMO transactions executed by NovaStar Financial were designed to meet accounting rules that result in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on NovaStar Financial's balance sheet, and no gain is recorded. Details regarding CMOs issued by NovaStar Financial can be found in "Business-- Risk Management--Credit Risk, Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to NovaStar Financial's consolidated financial statements.

   Securitization transactions may also be structured as sales for accounting and tax purposes. On January 29, 1999, NovaStar Mortgage completed this type of securitization in which it sold loans with an aggregate principal value of $165 million to an unaffiliated entity. The loans are serving as collateral for asset-backed bonds issued by the unaffiliated entity. NovaStar Mortgage, Inc. retained the subordinate bonds and residual certificates in the bond transaction.

Underwriting

   NovaStar Mortgage employs account executives that develop relationships with retail brokers and strives to provide a competitive menu of mortgage loan products. NovaStar Mortgage underwrites, processes, funds and services the mortgage loans sourced through its broker network.

   In the latter part of 1998, constraints on liquidity and concerns about subprime lending risk decreased investor appetite for subprime mortgage loans. In response, NovaStar modified its underwriting guidelines to reflect the changing environment. NovaStar must originate loans that are marketable in today's business environment. In addition, NovaStar Mortgage has reduced broker premiums, thereby reducing loan costs and increasing profit potential.

   Further details regarding the loans originated by NovaStar Mortgage and purchased by NovaStar Financial are provided in "Business--Risk Management-- Credit Risk, --Prepayment Risk, Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to NovaStar Financial's consolidated financial statements.

Loan Servicing

   Loan servicing remains a critical part of NovaStar's operation. In the opinion of management, maintaining contact with NovaStar Financial's customers is critical in managing credit risk and in borrower retention. Subprime borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing its own loans, NovaStar strives to identify problems with borrowers early and take quick action to address problems. Borrowers may be able to improve their personal credit and thereby seek to refinance their loan to obtain a lower interest rate and payment. By keeping in close touch with borrowers, NovaStar Financial can provide them with information about Company products to entice them to refinance with NovaStar. Common sense underwriting and thorough quality control reviews also control exposure to credit risk. During 1998, NovaStar acquired mortgage insurance coverage to further reduce the credit risk on mortgage loans.

Market in Which NovaStar Operates and Competition

   In the November 16, 1998 issue of National Mortgage News, NovaStar Mortgage was ranked number 15 in subprime mortgage lending for the nine months ended September 30, 1998. Based on market capitalization, as published in National Mortgage News, NovaStar Financial ranked number 16 of 24 publicly traded subprime lenders. Management's research of the asset size of these companies indicated NovaStar Financial ranks number 11 of the 24.

   NovaStar Financial faces intense competition in the business of originating, purchasing, selling and securitizing sub-prime mortgage loans. The number of participants is believed to be well in excess of 100 companies and no single participant holds a dominant share of the sub-prime market. In addition to other residential mortgage REITs, NovaStar is in competition for sub-prime borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions and thrift institutions. NovaStar also competes for holding mortgage loans with life insurance companies, institutional investors and other well-capitalized publicly owned mortgage lenders. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than NovaStar.

   Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates. To the extent any competitor significantly expands their activities in the subprime market, NovaStar Financial could be materially adversely affected.

   NovaStar believes that one of its key competitive strengths is its employees and the level of service they are able to provide its borrowers. By servicing its loan portfolio directly, NovaStar is able to stay in close contact with its borrowers and identify potential problems early. NovaStar's servicing staff is comprised of seasoned mortgage professionals with significant experience in the subprime marketplace.

   NovaStar Financial effectively competes due to its:

  . experienced management team;

  . tax advantaged status as a REIT;

  . vertical integration through its relationship with NovaStar Mortgage, which originates and services mortgage loans;

  . cost-efficient operations; and

  . direct access to capital markets to securitize its assets.

   NovaStar is competitively disadvantaged because of its youth and relatively low production volume. NovaStar Mortgage has been in the business of originating subprime mortgage loans for two years and is still developing its lending network. Until the infrastructure is completely refined and developed, NovaStar Mortgage will not have the high volume/low cost per loan production experienced by its competition. In addition, NovaStar Financial requires significant capital to acquire assets and maximize earnings potential. Many competitors of NovaStar Financial have larger market capitalization. A larger market capitalization generally affords larger trading volume, more recognition in the marketplace and, therefore, greater ability to raise capital.

Risk Management

   Management recognizes the following primary risks associated with the business and industry in which it operates.

  . Credit

  . Prepayment

  . Interest Rate/Market

  . Liquidity

Credit Risk

   Credit risk is the risk that NovaStar will not fully collect the principal it has invested in mortgage loans or securities. Subprime mortgage loans compose 100% of the mortgage assets owned by NovaStar Financial as of December 31, 1998 compared with 51% as of December 31, 1997. As discussed in "Events of the Fourth Quarter 1998" all mortgage and corporate securities were sold during October 1998. NovaStar's subprime borrowers include individuals that do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have substantial equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt to lower their monthly payments. The credit grade that is assigned to the borrower is a reflection of their historical credit and the amount of documents the borrower can produce to support income.

   NovaStar Mortgage underwrites the loans acquired by NovaStar Financial using guidelines that have been approved by NovaStar Financial. The underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan and the adequacy of the collateral securing the loan.

   Loans acquired by NovaStar Financial in bulk pools were subject to the same underwriting guidelines as established for NovaStar Mortgage production. NovaStar Mortgage employs an experienced underwriting staff who works under the supervision of their chief credit officer. The underwriters hired by NovaStar Mortgage all have substantial experience in the underwriting of subprime mortgage loans.

   Underwriters are given approval authority only after the chief credit officer has reviewed their work for a period of at least two weeks. Thereafter, the chief credit officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All loans in excess of $350,000 currently require the approval of the chief credit officer. In addition, the president approves all loans in excess of $600,000.

   The underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether the late payment was 30, 60 or 90 days late. Lateness on consumer/revolving debt is also considered. Discharged bankruptcy filings are allowed under all credit ratings. However, to obtain an "A" or "B" rating, the borrower must have at least a one-year seasoning on its discharged Chapter 13 filing and two years for a Chapter 7 filing. Maximum loan-to-value ratios for each credit rating depend on the level of income documentation provided by the potential borrower. In no cases do the guidelines allow a loan-to-value ratio greater than 95%.

   Depending on circumstances, exceptions to the underwriting guidelines are approved by underwriting supervisors, the chief credit officer or the president of NovaStar Mortgage.

   Table 4 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" sets forth NovaStar Financial's mortgage loan portfolio by credit grade as of December 31, 1998 and 1997, all of which are non-conforming.

   Close attention is paid to geographic diversification in managing NovaStar's credit risk. Management believes one of the best tools for managing credit risk is to diversify the markets in which NovaStar Mortgage originates and NovaStar Financial purchases mortgage loans. Presented in Tables 5 and 6 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report is a breakdown of NovaStar Financial's geographic diversification as of December 31, 1998 and 1997. Detail regarding loan delinquencies and loans charged off during 1998 are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Provision for Credit Losses."

Prepayment Risk

   A significant portion of mortgage assets are acquired at a premium. When mortgage loans are originated, a premium of 1/2 a percent to 2% is generally paid to the retail brokers. For the most part, mortgage securities have been acquired with premiums also. Premiums are amortized over the life of the asset as an adjustment of the coupon received. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which premiums are amortized. The shorter this period the lower the overall yield on the mortgage asset.

   Management attempts to mitigate prepayment risk by acquiring loans that are originated with a penalty if the borrower repays the loan in the early months of the loan's life. For the majority of its loans, a prepayment penalty is charged equal to six months interest on the principal balance that is to be paid in full. Table 2 is a summary of the loans originated by NovaStar Mortgage demonstrating the nature of prepayment penalties. As of December 31, 1998, 70% of all loans owned had a prepayment penalty compared with 68% at December 31, 1997. The remaining weighted-average years to which the prepayment period applies was 1.5 at December 31, 1998 compared with 2.4 at December 31, 1997. In addition, the percent of loans NovaStar Mortgage originated with prepayment penalties during 1998 increased from 65% during the first quarter of 1998 to 88% in the fourth quarter of 1998. Table 9 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" details prepayment speeds as of December 31, 1998 and 1997 and Tables 2 and 13 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" detail the prepayment characteristics of NovaStar Financial's mortgage loan portfolio.

Interest Rate/Market Risk

   Price volatility. Under its current mode of operation, NovaStar depends heavily on the market for wholesale subprime mortgage loans. Without capital to support the purchase and retention of mortgage loans, most loans originated by NovaStar Mortgage will be sold to outside parties. The financial results of NovaStar will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. NovaStar Mortgage originates loans at a relatively low all-in cost, when it is operating at or near capacity, and therefore mitigates price volatility. Price volatility will be eliminated when NovaStar can raise capital and resume acquisition and retention of its subprime mortgage loans.

   Interest rate risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar's net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as liabilities or when the assets have fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 1998, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar, as of December 31, 1998, adjust on a monthly basis and none adjust daily. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of NovaStar's loan products is the "2/28" loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

   While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential could be significantly effected as the asset rate resets would "lag" borrowing rate resets. The converse can be true when sharp declines in short-term interest rates cause interest costs to fall faster than asset rate resets, thereby increasing earnings.

   In its assessment of the interest sensitivity and as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet.

   Table 26 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is a summary of NovaStar Financial's interest sensitivity analysis as of December 31, 1998.

   The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift up or down in interest rates would result in 10% or more cumulative decrease in income from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. Management acknowledges that NovaStar Financial is currently not within policy. Management will take steps to correct this once its capital position safely allows it to do so.

   Assumptions used in interest rate sensitivity analysis. Management uses estimates in determining the income of assets, liabilities and interest rate agreements. The estimation process is dependent upon a variety of assumptions, especially in determining the income of its subprime mortgage loan holdings. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of December 31, 1998.

   Management's analysis for assessing interest rate sensitivity on its subprime mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

  . Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

  . Borrower credit grades

  . Loan-to-value ratios

  . Prepayment penalties, if any

   Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage, the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher the credit grade, the more incentive there is to refinance when credit ratings improve. When a borrower has a low loan-to-value ratio, he or she is more likely to do a "cash-out" refinance. Each of these factors presumably increases the chance for higher prepayment speeds during the term of the loan. On the other hand, prepayment penalties serve to mitigate the risk that loans will prepay, under the assumption that the penalty is a deterrent to refinancing.

   These factors are weighted based on management's experience and an evaluation of the important trends observed in the subprime mortgage origination industry. Actual results may differ from the estimates and assumptions used in the model and the projected results as shown in the above table.

   NovaStar's projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (adjustable or fixed rate), note rate, credit grade, loan-to-value, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial's loans shown in Table 9 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" are weighted average speeds of all loans in each deal.

   As shown in Table 9, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long term prepayment rates used in the interest rate sensitivity analysis. However, this table also indicates that as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

   The investment policy for NovaStar Financial sets the following general goals:

  . Maintain the net interest margin between assets and liabilities, and

  . Diminish the effect of changes in interest rate levels on the market value of assets.

   Although management evaluates the portfolio using interest rate increases and decreases greater than 1%, management focuses on the 1% increase. The investment policy for NovaStar Financial allows for no more than a 10% decrease in the spread income of the portfolio when interest rates rise or fall by 1%.

   Hedging with off-balance-sheet financial instruments. In order to address a mismatch of assets and liabilities, the hedging section of the investment policy is followed, as approved by the Board. Specifically, the interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on its mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate mortgage loans and related borrowings.

   NovaStar Financial uses interest rate cap and swap agreements and financial futures contracts to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, management intends generally to "hedge" as much of the interest rate risk as determined to be in the best interest of NovaStar, given the cost of hedging transactions and the need to maintain REIT status.

   NovaStar Financial seeks to build a balance sheet and undertake an interest rate risk management program that is likely, in management's view, to enable NovaStar to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

   Interest rate cap agreements are legal contracts between NovaStar Financial and a third party firm or "counter-party". The counter-party agrees to make payments to NovaStar Financial in the future should the one- or three-month LIBOR interest rate rise above the "strike" rate specified in the contract. NovaStar Financial either makes quarterly premium payments or has chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed "notional face" amount, on which the interest is computed, and a set term to maturity. Should the reference LIBOR interest rate rise above the contractual strike rate, NovaStar Financial will earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

   Interest rate swap agreements stipulate that NovaStar Financial pay a fixed rate of interest to the counterparty. In return, the counterparty pays NovaStar Financial a variable rate of interest based on the notional amount. The agreements have fixed notional amounts, on which the interest is computed, and set terms to maturity. As discussed in "Events of the Fourth Quarter 1998", NovaStar Financial terminated all swap agreements and paid off the liabilities pertaining to these hedging instruments in October 1998, recognizing losses aggregating $7.9 million.

   A futures contract is a standardized, transferable agreement to buy or sell a given financial instrument on a specific future date at a set price. The futures contracts entered into by NovaStar are interest rate futures, under which settlements are made in cash rather than physical delivery of the underlying security. The value of the cash settlement depends on how market prices fluctuate during the term of the contract. Depending on market prices, NovaStar may be in a gain or loss position. Futures contracts are exchange traded, which means the exchange accepts counterparty credit risk and generally requires cash deposits as collateral.

   NovaStar is subject to credit risk under its interest rate agreements because the counterparty may fail on its obligation to NovaStar. To limit counterparty credit risk, NovaStar:

  . enters into ISDA Master Agreements with each counterparty,

  . deals with counterparties with BBB/Baa ratings or higher from S&P and Moody's, respectively

  . measures the risk on at least a monthly basis,

  . obtains bilateral cross collateralization agreements on each agreement, and

  . obtains the right for margin calls when hedges are in loss positions.

   The net market value of all agreements with each counterparty is in a loss position as of December 31, 1998, exposing NovaStar to no counterparty risk at that date.

   All interest rate agreements are tied to either one- or three-month LIBOR. All financing agreements reset based on one-month LIBOR or short-term repurchase agreement rates. Therefore, the extent of the basis risk of NovaStar Financial lies in the differences in movements between one and three-month LIBOR and short-term repurchase agreements rates versus one-month and three-month LIBOR. Historically, the basis movements between these rates have been minimal.

   ISDA Master Agreements set the legal framework for transactions with counterparties in over-the-counter derivative markets. NovaStar considers its exposure to legal enforcement risk to be minimal. Corporate counsel reviews legal documents at the discretion of management.

   When analyzed in isolation, the cost of a hedging transaction over the life of the agreement may exceed the benefit of the transaction if market interest rates move against the hedge. However, if analyzed in the context of the entire portfolio, losses on hedging transactions in downward interest rate movements will be offset by gains on the asset side of the balance sheet.

   In order to retain REIT status, NovaStar Financial must meet requirements established by the Internal Revenue Code. Income from hedges that reduce the interest rate risk of REIT liabilities is treated as qualifying income under the Internal Revenue Code. All hedging instruments owned by NovaStar are REIT-qualifying. Further details regarding qualification as a REIT and income restrictions is provided under the heading "Federal Income Tax Consequences" of NovaStar Financial's 1998 Annual Report on Form 10K.

   Note 5 to the consolidated financial statements provides additional information regarding hedging instruments owned by NovaStar.

Liquidity Risk

   See "Liquidity and Capital Resources" for a discussion of liquidity resources available to NovaStar Financial as of December 31, 1998.

   Capital allocation guidelines. Management's goal is to balance between the under-utilization of leverage, which reduces returns to stockholders, and the over-utilization of leverage, which could reduce the ability of NovaStar to meet its obligations during adverse market conditions. Capital allocation guidelines have been approved by the Board of Directors. The guidelines are intended to keep NovaStar properly leveraged by:

  . Matching the amount of leverage allowed to the riskiness on return and liquidity of an asset; and

  . Monitoring the credit and prepayment performance of each investment to adjust the required capital.

   This analysis takes into account hedging instruments and other risk programs discussed below. Balance sheet leverage is controlled by monitoring capital allocation. Following presents a summary of the capital allocation guidelines for the following levels of capital for various types of assets it owns.

                         Capital Allocation Guidelines
                               December 31, 1998

                                                                         (F)
                                                                 (E)   (b x e)   (F)
                           (A)       (B)      (C)       (D)    (c + d) Equity  (a + f)
                         Minimum  Estimated Duration Liquidity  Total  Cushion   CAG
                         Lender     Price    Spread   Spread   Spread   (% of   Equity
Asset Category           Haircut  Duration  Cushion   Cushion  Cushion   MV)   Required
--------------           -------  --------- -------- --------- ------- ------- --------
Agency-issued:
 Conventional ARMs......   3.00%    3.50%      50       --        50    1.75%     4.75%
 GNMA ARMs..............   3.00     4.50       50       --        50    2.25      5.25
 GNMA Fixed Rates.......   3.00     5.00       50       --        50    2.50      5.50
Mortgage loans:
 Collateral for
  warehouse financing...   2.00     3.00      100        50      150    4.50      7.50
 Collateral for CMO.....   5.00      --       --        --       --      --       5.00
 Delinquent............. 100.00      --       --        --       --      --     100.00
Hedging.................    --       --       --        --       --      --       5.80
Other................... 100.00      --       --        --       --      --     100.00

--------
(A) Indicates the minimum amount of equity a typical lender would require with an asset from the applicable asset category. There is some variation in haircut levels among lenders. From the lender perspective, this is a "cushion" to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of the asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut. On the other extreme, "B" rated securities and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut.
(B) Duration is the price-weighted average term to maturity of financial instruments' cash flows.
(C) Estimated cushion need to protect against investors requiring a higher return compared to U. S. Treasury securities, assuming constant interest rates.
(D) Estimated cushion required due to a potential imbalance of supply and demand resulting in a wider bid/ask spread.
(E) Sum of duration (C) and liquidity (D) spread cushions.
(F) Product of estimated price duration (B) and total spread cushion. The additional equity, as determined by management, to reasonably protect the NovaStar Financial from lender margin calls. The size of each cushion is based on management's experience with the price volatility and liquidity in the various asset categories. Individual assets that have exposure to substantial credit risk will be measured individually and the leverage adjusted as actual delinquencies, defaults and losses differ with management's expectations.

   Implementation of capital allocation guidelines--mark to market. Each month, assets are marked to market. Market values for mortgage loan portfolio are calculated internally using assumptions for losses, prepayments and discount rates. Mortgage securities are valued using independent market quotes.

   The face amount of all financing used for securities and mortgage loans is subtracted from the current market value of the assets and hedges. This is the current market value of equity. This number is compared to the required capital as determined by the capital allocation guidelines. If the actual equity falls below the capital required by the capital allocation guidelines, NovaStar must prepare a plan to bring the actual capital above the level required by the capital allocation guidelines.

   Each quarter, management presents to the Board of Directors the results of the capital allocation guidelines compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability to predict or hedge the risk of the asset. Historical capital allocation is presented in Table 29 of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Other Risk Factors

   Although NovaStar Financial's management considers the above risk components to be its primary business risks, the following are other risks that should be considered by NovaStar Financial's investors. Further information regarding these risks is included in NovaStar Financial's registration statements filed with the Commission on Form S-11.

  . NovaStar's dependence upon borrowings can result in significant liquidity constraints. NovaStar Financial's profitability is dependent upon its ability to borrow money on favorable terms. In October 1998, the subprime mortgage market faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. NovaStar faced significant liquidity constraints.

  . NovaStar Financial has a limited operating history and incurred significant net losses in the fourth quarter of 1998. NovaStar Financial has not yet developed an extensive earnings history or experienced a wide variety of interest rate or market conditions. Historical operating performance may be of limited relevance in predicting future performance. NovaStar Financial incurred significant net losses in the fourth quarter of 1998.

  . Forgivable notes may adversely affect results of operations. In
    NovaStar's private placement, Messrs. Hartman and Anderson each acquired units paid for with promissory notes. Principal due on the notes will be forgiven if return to private placement investors meets certain benchmarks. The non-cash charge against earnings that results from the forgiveness of the notes could have a material adverse effect on its results of operations and dividends paid to stockholders during periods forgiven.

  . NovaStar depends on key personnel for successful operations. NovaStar
    Financial's operations and those of NovaStar Mortgage depend heavily upon the contributions of Scott Hartman and Lance Anderson, both of whom would be difficult to replace. The loss of either of these individuals could have a material adverse effect upon its businesses and results of operations.

  . Should NovaStar Financial fail to maintain REIT status, NovaStar
    Financial would be subject to tax as a regular corporation. If NovaStar Financial fails to maintain qualification as a REIT, NovaStar Financial would be subject to federal income tax as a regular corporation. NovaStar Financial intends to conduct its business at all times in a manner consistent with the REIT provisions of the Code.

  . Changes in interest rates may adversely affect results of operation.
    NovaStar Financial's results of operations are likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect its ability to acquire mortgage loans in expected volumes necessary to support fixed overhead expense levels.

  . Interest rate fluctuations may adversely affect the value of mortgage loans held for sale or securitization. Declines and increases in interest rates will cause the value of a loan to rise and fall respectively if the yield spread, or basis, between the loan and the duration-matched treasury remains the same. The basis does fluctuate over time, however, and NovaStar may experience mark-to-market gains and losses on its unsecuritized portfolio even though interest rates may have remained stable. This may effect the value of future securitizations to the company if the decrease in market value on loans was caused by basis widening in the securitization market, which would make long-term, non-recourse financing more expensive. Basis changes may not have an effect on future securitizations if, for example, there was simply an over supply in the whole loan market and securitization spreads had remained constant.

  . Financing with repurchase agreements may lead to margin calls if the market value of mortgage assets decline. NovaStar uses repurchase agreements to finance the acquisition of mortgage assets in the short-term. In a repurchase agreement, NovaStar sells an asset and agrees to repurchase the same asset at some period in the future. Generally, the repurchase agreements entered into by NovaStar stipulate that it must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financings. NovaStar retains the assets on its balance sheet and records an obligation to repurchase the asset. The amount NovaStar can borrow under these arrangements is generally 96% to 98% of the asset market value. When asset market values decrease, NovaStar is required to repay the margin, or difference in market value. To the extent the market values of assets financed with repurchase agreements decline rapidly, NovaStar will be required to meet cash margin calls. If cash is unavailable, NovaStar may be forced to default under the terms of the repurchase agreement. In that event, the lender retains the right to liquidate the collateral to settle the amount due from NovaStar.

  . Intense competition in the subprime mortgage industry may result in reduced net income or in revised underwriting standards which would adversely affect operations. NovaStar faces intense competition, primarily from commercial banks, savings and loans, other independent mortgage lenders, and certain other mortgage REITs. Any increase in the competition among lenders to originate or purchase subprime mortgage loans may result in either reduced interest income on mortgage loans compared to present levels or revised underwriting standards permitting higher loan-to-value ratios on properties securing subprime mortgage loans.

  . Loans made to subprime mortgage borrowers entail higher delinquency and loss rates. Lenders in the subprime mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Loans made to subprime mortgage borrowers generally entail a higher risk of delinquency and foreclosure than loans made to borrowers with better credit and may result in higher levels of realized losses. Any failure by NovaStar to adequately address the risks of subprime lending would have a material adverse impact on its results of operations, financial condition and business prospects.

  . Lack of loan performance data inhibits prediction of future results. The mortgage loans NovaStar Financial purchased have been outstanding for a relatively short period of time. Consequently, the delinquency, foreclosure and loss experience of these loans to date may not be indicative of future results. It is unlikely that NovaStar Financial will be able to sustain delinquency, foreclosure and loan loss rates at their present levels as the portfolio becomes more seasoned.

  . Failure to renew or obtain adequate funding under warehouse facilities and repurchase agreements may materially adversely impact NovaStar Mortgage's lending operations. NovaStar Financial and NovaStar Mortgage are currently dependent upon one lender to provide the primary credit facilities for its funding of mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements could have a material adverse effect on its lending operations.

  . Interest rate fluctuations may result in a decrease in net interest income. Interest rate fluctuations may affect its earnings as a result of potential changes in the spread between the interest rates on NovaStar's borrowings and the interest rates on its mortgage assets. In addition, mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions. Changes in anticipated prepayment rates may adversely affect its earnings.

  . Failure to hedge effectively against interest rate changes may adversely affect results of operations. Asset/liability management hedging strategies involve risk and may not be effective in reducing its exposure to interest rate changes. Moreover, compliance with the REIT provisions of the Code may prevent NovaStar Financial from effectively implementing the strategies that management determine, absent such compliance, would best insulate NovaStar from the risks associated with changing interest rates.

  . NovaStar Financial faces loss exposure due to the underlying real estate.
    A substantial portion of its mortgage assets consists of (1) single family mortgage loans or (2) mortgage securities evidencing interests in single family mortgage loans. NovaStar Financial will be subject to the risk of loss on mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

  . Market factors may limit NovaStar Financial's ability to acquire mortgage assets at yields which are favorable relative to borrowing costs. Despite management's experience in the acquisition of mortgage assets and its relationships with various mortgage suppliers, there can be no assurance that NovaStar Financial will be able to acquire sufficient mortgage assets from mortgage suppliers at spreads above its cost of funds.

  . Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of NovaStar Financial's capital stock and warrants to receive a premium for their securities. In order for NovaStar Financial to meet the requirements for qualification as a REIT, its charter generally prohibits any person from acquiring or holding, directly or indirectly, shares of common stock in excess of 9.8% of the outstanding shares. This restriction may inhibit market activity and the resulting opportunity for the holders of its common stock to receive a premium for their stock that might otherwise exist in the absence of these restrictions.

Federal Income Tax Consequences

   General. NovaStar Financial believes it has complied, and intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code ("the Code"). To the extent that NovaStar qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, origination operations are conducted through NovaStar Mortgage, which is not a qualified REIT subsidiary. Consequently, all of the taxable income of NovaStar Mortgage is subject to federal and state income taxes.

   The REIT rules generally require that a REIT invest primarily in real estate-related assets, its activities be passive rather than active and it distribute annually to its shareholders substantially all of its taxable income. NovaStar Financial could be subject to a number of taxes if it failed to satisfy those rules or if it acquired certain types of income-producing real property through foreclosure. Although no complete assurance can be given, NovaStar Financial does not expect that it will be subject to material amounts of such taxes.

   Failure to satisfy certain Code requirements could cause loss in REIT status. If NovaStar failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While NovaStar intends to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized.

   NovaStar Financial's qualification as a REIT. Qualification as a REIT requires that NovaStar Financial satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below. NovaStar Financial will make available more detailed information regarding its compliance with the REIT rules upon request.

   Sources of income. To qualify as a REIT in 1998 and thereafter, NovaStar Financial must satisfy two tests with respect to the sources of its income: the 75% income test, and the 95% income test. The 75% income test requires that NovaStar derive at least 75% of its gross income, excluding gross income from prohibited transactions, from certain real estate-related sources.

   In order to satisfy the 95% income test, at least an additional 20% of NovaStar Financial's gross income for the taxable year must consist either of income that qualifies under the 75% income test or dividends and interest.

   Nature and diversification of assets. As of the last day of each calendar quarter, NovaStar Financial must meet three asset tests. Under the 75% asset test, at least 75% of the value of NovaStar Financial's total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the 10% asset test, NovaStar Financial may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, if these securities do not qualify under the 75% asset test. Under the 5% asset test, ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of its total assets. The definition of security for this purpose includes financial contracts and instruments that NovaStar Financial acquires in the normal course of business.

   If NovaStar Financial inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status. NovaStar Financial still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose.

   Ownership of Common Stock. The capital stock of NovaStar Financial must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of the capital stock of NovaStar Financial may be owned directly or indirectly by 5 or fewer individuals. NovaStar Financial uses the calendar year as its taxable year for income tax purposes. The Code requires NovaStar Financial to send its annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests.

   Distributions. NovaStar Financial generally must distribute to its shareholders an amount equal to at least 95% of the sum of its taxable income and any after-tax net income from certain types of foreclosure property minus any excess non-cash income. The Code provides that distributions relating to a particular year may be made early in the following year, under certain circumstances. NovaStar Financial expects to make distributions equal to 100% of its taxable income to avoid corporate level taxation.

   Taxable income. NovaStar Financial uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with generally accepted accounting principles (GAAP). These differences primarily arise from timing and character differences in the recognition of revenue and expense and gains and losses for tax and GAAP purposes. Additionally, NovaStar Financial's taxable income does not include the taxable income of its taxable affiliate, although the affiliate's operating results are included in NovaStar Financial's GAAP results.

   Proposed Tax Legislation. The Clinton Administration has introduced a proposal in the fiscal 2000 federal budget that would limit the aggregate value of businesses undertaken by a REIT through taxable subsidiaries to 5% or less of the REIT's total assets. NovaStar Financial operates through NovaStar Holding, Inc. and its subsidiaries to hold assets that may generate income that could have an adverse effect on classes of NovaStar Financial's shareholders. NovaStar Financial does not reasonably expect that the value of NovaStar Holding and any other taxable subsidiaries, in the aggregate, ever to exceed 5% of NovaStar Financial's assets and therefore NovaStar Financial does not anticipate that the proposal, if enacted, would have a material effect on NovaStar Financial's operations.

Personnel

   As of December 31, 1998, NovaStar Financial employed 20 people. NovaStar Mortgage employed 310 people and NovaStar Capital, Inc. employed 13 people on December 31, 1998.

Item 2. Properties

   The executive and administrative offices of NovaStar Financial and NovaStar Mortgage are located in Westwood, Kansas, and consist of approximately 6,000 square feet. The lease on the premises expires December 2002. The current annual rent for these offices is approximately $116,000.

   NovaStar Mortgage leases space for its mortgage lending operations in Orange County, California. Currently, these offices consist of approximately 35,000 square feet. The lease on the premise expires January 2005, and the current annual rent is approximately $917,000.

   NovaStar Mortgage also leases space for its mortgage servicing operation in Westwood, Kansas. The square footage on these premises is approximately 28,000, with annual rent of approximately $382,000, and a lease scheduled to expire in January 2007.

Item 3. Legal Proceedings

   NovaStar Financial occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The common stock of NovaStar Financial is traded on the NYSE under the symbol "NFI". NovaStar Financial's warrants trade through market makers, such as Stifel, Nicolaus & Company, Incorporated, using the NASD's bulletin board service. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of capital stock.

   Common Stock Prices                        Cash Dividends
-------------------------------- -------------------------------------------
                                                            Date      Amount
                                                   Date   Paid or      Per
              High        Low         Class      Declared Payable     Share
              ----        ---         -----      -------- -------     ------
10/31/97 to
 12/31/97(A)  18 13/16  14 1/2   Preferred Stock  3/13/97  4/30/97    $0.05
1/1/98 to
 3/31/98      21 1/8    15 15/16                  6/18/97  7/30/97     0.05
4/1/98 to
 6/30/98      21        16 3/8                    9/18/97 10/20/97     0.08
7/1/98 to
 9/30/98      17 13/16  11 3/8
10/1/98 to
 12/31/98     12 7/8     3       Common Stock    12/19/97  1/27/98     0.10
                                 Common Stock     3/25/98  4/14/98     0.30
                                 Common Stock     6/23/98  7/14/98     0.35
                                 Common Stock     9/22/98  4/15/99(B)  0.35

--------
(A) NovaStar Financial's Common Stock began trading on October 31, 1997.
(B) NovaStar Financial deferred the payment of this dividend due to events that occurred early in the fourth quarter of 1998 as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   As of March 10, 1999, approximately 2,750 stockholders, based on registered and security position listings, held NovaStar Financial's 8,130,069 shares of common stock.

   NovaStar Financial generally intends to pay quarterly dividends. NovaStar Financial intends to make distributions to its stockholders of all or substantially all of its taxable income in each year, subject to certain adjustments, so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by NovaStar Financial at the discretion of the Board of Directors and will depend on the earnings of NovaStar Financial, financial condition of NovaStar Financial, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

Recent Sales of Securities

   In September and December 1996, NovaStar Financial sold 216,666 shares of common stock to Scott Hartman and Lance Anderson for $2,167 cash. These shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereof.

   In December 1996, NovaStar Financial sold an aggregate of 3,333,333 units, each unit consisting of one share of Class A convertible preferred stock and one stock purchase warrant, to approximately 180 accredited investors for $49,999,995 cash and an additional 216,666 units to Scott Hartman and Lance Anderson for $3,249,999 in forgivable notes. Stifel, Nicolaus & Company, Incorporated acted as placement agent in connection with the issuance and received commissions and reimbursement of expenses totaling approximately $3,000,000 along with 100,000 stock purchase warrants. These shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4 (2) thereof and on Regulation D promulgated thereunder.

   On October 13, 1998, NovaStar Financial agreed, subject to the completion of a warrant agreement, to issue to GMAC/Residential Funding Corporation 812,731 warrants to purchase NovaStar Financial common stock at a price of $4.5625 per share, the closing price of NovaStar Financial's common stock on October 12, 1998. The warrants will expire on October 13, 2003.

   On February 12, 1999, NovaStar Financial issued to First Union National Bank 350,000 warrants to purchase NovaStar Financial common stock at a price of $6.9375 per share, the closing price of NovaStar Financial's common stock on February 11, 1999. These warrants were issued in exchange for 186,667 existing warrants with an exercise price of $15 per share, all of which will be retired. The new warrants are exercisable until February 12, 2002.

Item 6. Selected Consolidated Financial Data

   The following selected consolidated financial data are derived from the audited consolidated financial statements of NovaStar Financial for the periods presented and should be read in conjunction with the more detailed information therein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. Operating results for the twelve months ended December 31, 1998 are not necessarily indicative of future results. Dollars are presented in thousands.

                 Selected Consolidated Financial and Other Data
                (dollars in thousands, except per share amounts)

                                         For the Year For the Year   For the
                                            Ended        Ended     Period Ended
                                         December 31, December 31, December 31,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Consolidated Statement of Operations
 Data
  Interest income.......................   $100,747     $36,961       $ 155
  Interest expense......................     80,794      28,185          --
  Net interest income...................     19,953       8,776         155
  Provision for credit losses...........      7,430       2,453          --
  Net interest income after provision
   for credit losses....................     12,523       6,323         155
  Gains (losses) on sales of securities
   and termination of interest rate
   agreements...........................    (22,939)         51          --
  Other.................................      3,188         704          --
  Equity in net income (loss) of NFI
   Holding Corporation..................     (2,984)         28          --
  General and administrative expenses...     11,609       7,158         457
  Forgiveness of notes receivable from
   founders.............................         --       1,083          --
  Net loss..............................    (21,821)     (1,135)       (302)
  Basic and diluted loss per share (A)..      (2.71)      (0.26)      (0.08)

                                             As of        As of        As of
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
Consolidated Balance Sheet Data
Mortgage Assets:
  Mortgage loans.........................  $  920,697   $  574,984    $     --
  Mortgage securities....................          --      517,246      13,239
Total assets.............................   1,002,236    1,126,252      59,811
Collateralized mortgage obligations......     891,944      408,867          --
Short term borrowings....................      18,000      596,693          --
Stockholders' equity.....................      87,290      116,489      46,380

                                  As of or for   As of or for    As of or for
                                 the Year Ended the Year Ended the Period Ended
                                  December 31,   December 31,    December 31,
                                      1998           1997            1996
                                 -------------- -------------- ----------------
Other Data:
Loan production of NovaStar
 Mortgage:
  Principal at purchase.........    $876,516       $409,974         $   --
  Average principal balance per
   loan.........................    $     94       $    130             --
  Weighted average interest
   rate:                                                                --
    Adjustable rate mortgage
     loans......................        10.0 %         10.1 %           --
    Fixed rate mortgage loans...         9.9 %         10.5 %           --
  Loans with prepayment
   penalties....................          74 %           73 %           --
  Weighted average prepayment
   period (in years)............         2.5            2.4             --
Number of account executives....          63             36             --
Annualized return on assets.....       (2.05)%        (0.01)%        (1.69)%
Annualized return on equity.....      (21.43)%        (0.06)%        (2.18)%
Taxable income (loss)...........    $ (1,211)      $  1,434         $ (173)
Taxable income (loss) per
 outstanding share..............    $  (0.15)      $   0.18         $(0.05)
Cash dividends declared per
 share..........................    $   1.00       $   0.28             --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

   The following discussion should be read in conjunction with the preceding Selected Consolidated Financial and Other Data and the Consolidated Financial Statements of NovaStar Financial, Inc. and the Notes thereto, included elsewhere in this annual report.

Safe Harbor Statement

   "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in "Risk Management" section of this annual report. In addition, there are many important factors that could cause actual results to differ materially from those indicated in the forward-looking statements. These factors include, but are not limited to, general economic conditions, interest rate levels and risk, prepayment speeds, delinquency and loss rates, changes in the asset securitization industry or the REIT provisions of the Internal Revenue Code, demand for services and products offered by NovaStar, the impact of covenants in loan agreements, the degree to which NovaStar is leveraged, the needs for and availability of financing, access to capital and other risks identified in NovaStar's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of NovaStar Financial is not necessarily indicative of future financial and operational performance.

Information

   NovaStar's management intends to provide extensive information about the financial position and results of operations of NovaStar Financial in a format that is clear and easy to understand. This report and other published documents are designed to provide a framework for understanding NovaStar's business and the associated risks. The manner in which management conducts business and assesses risks will determine future performance. By providing detailed information to this extent, investors will be able to evaluate NovaStar as an investment option and to compare NovaStar with its competition.

Basis of Presentation

   NovaStar Financial owns 100% of the common stock of NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. These entities were established as special purpose entities used in issuance of collateralized mortgage obligations. The consolidated financial statements of NovaStar Financial include the financial condition and results of operations of these entities.

   NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc. is a wholly owned subsidiary of NFI Holding. Key officers of NovaStar Financial serve as officers of NFI Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of NFI Holding and NovaStar Mortgage. In June 1998, NFI Holding formed NovaStar Capital, Inc. to purchase and sell mortgage loans. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II and NovaStar REMIC Financing Corporation. Both of these special purpose entities were created in January 1999 for the issuance of real estate mortgage investment conduits (REMICs). NovaStar Financial accounts for its investment in NFI Holding using the equity method.

Recent Events

   On February 12, 1999, NovaStar executed agreements with First Union National Bank to extend the mortgage warehouse line of credit and repurchase agreements. The borrowing limit for the repurchase agreement was increased to $300 million. Two additional financing agreements were executed with First Union whereby NovaStar can borrow up to an aggregate $20 million secured by residual interest in collateralized mortgage obligations owned by NovaStar. These agreements are committed for one year and are discussed further in Note 4 to the consolidated financial statements.

Events of the Fourth Quarter 1998

   As of September 30, 1998, NovaStar Financial had a secured financing arrangement with a lender whereby NovaStar Financial could borrow up to 50% of the value of the residual interests in collateralized mortgage obligations. Borrowing capacity under this arrangement was in excess of $30 million. The lender limited or reduced borrowing availability under this arrangement to $25 million as of September 30, 1998. In early October, the lender withdrew its financing under this arrangement at a time when NovaStar required funds to meet margin calls and other demands. This event, combined with declining market prices for its securities and off-balance-sheet financial instruments, caused management to take several actions, as discussed in the following paragraphs, to restore liquidity and to further reduce exposure to liquidity and margin call risk.

   On October 11, 1998, the Board of Directors deferred payment of the third quarter dividend ($0.35 per share) until January 15, 1999. On January 12, 1999, the Board of Directors further delayed dividend payment until April 15, 1999.

   On various dates during October 1998, NovaStar Financial and NovaStar Mortgage executed contracts for the sale of all mortgage and corporate securities and certain interest rate agreements, resulting in losses aggregating more than $23 million.

   On October 13, 1998, NovaStar Financial executed a 90-day financing agreement with GMAC/Residential Funding Corporation secured by mortgage interests of NovaStar Financial. Under the terms of the agreement, NovaStar Financial borrowed $15 million to support immediate cash needs. In addition, NovaStar agreed to pay a $3 million commitment fee at maturity of the note. The fee served as incentive for GMAC/RFC to enter the financing arrangement under adverse market conditions and to insure that the arrangement would be committed for the 90-day period. The resulting $18 million obligation bears interest at one-month LIBOR plus 5%. Additionally, GMAC/RFC will receive 812,731 warrants for the purchase of NovaStar Financial's common stock at a price of $4.5625, the closing price of the common stock on October 12, 1998. In January 1999, this financing agreement was extended through February 28, 1999. On February 26, 1999, NovaStar used financing arrangements at First Union to pay off this debt as described in "Liquidity and Capital Resources".

   On various dates during the fourth quarter 1998, NovaStar Mortgage sold residential subprime mortgage loans aggregating $110 million at a net gain of $2 million.

   On October 21, 1998, NovaStar Financial finalized the second closing on the securitization of asset-backed bonds, the first closing of which occurred during the third quarter. In the second closing, approximately $43 million of loans were added to the trust assets of NovaStar Home Equity Series 1998-2.

   After completing the above transactions, the balance sheet consists primarily of subprime mortgage loans financed with non-recourse asset-backed bonds.

   In the near future, NovaStar Financial does not expect to purchase a significant amount of loans originated by NovaStar Mortgage, and NovaStar Mortgage is expected to sell a majority of the mortgage loans it originates to unrelated entities for cash or in securitizations. Net income will be generated from the spread on securitized loans, general and administrative expenses and equity in earnings of NFI Holding Corporation. Earnings of NFI Holding Corporation will primarily include gains on the sales of mortgage loans originated by NovaStar Mortgage for cash or from securitizations and general and administrative expenses.

   Additional information regarding liquidity is included in "Liquidity and Capital Resources."

Forgivable Notes Receivable from Founders

   The founders of NovaStar Financial purchased 216,666 units in the 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal year NovaStar Financial generates a return of 15% to investors in the private placement. All three tranches will be forgiven if a return of 100% is generated within five years.

   During the period from the closing of the private placement through December 31, 1997, NovaStar Financial's stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15%. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. As a result of NovaStar Financial's significant loss in the fourth quarter 1998 and the market price of its stock during the same period, the second tranche of the notes receivable from founders was not forgiven in 1998.

Financial Condition and Results of Operations as of and for the Period Ended December 31, 1996

   NovaStar Financial was incorporated on September 13, 1996 and commenced operations in December 1996 after raising $47 million through a private placement offering. During the period from inception to December 31, 1996, investments earned $155,000, while general and administrative costs were $457,000, resulting in a net loss of $302,000. NovaStar Financial did not acquire significant mortgage assets nor hire a large staff until after December 31, 1996. As a result, operating income and expenses during 1996 were small in comparison to 1997 and 1998. Financial results for the period from September 13, 1996 to December 31, 1996 do not provide relevant comparative financial information.

Financial Condition as of December 31, 1998 and 1997

   During the year ended December 31, 1998, NovaStar Mortgage originated more than 9,000 subprime residential mortgage loans with an aggregate principal amount of $877 million, of which $541 million was acquired by NovaStar Financial. During the third quarter of 1998, NovaStar Financial discontinued purchasing loan originations of NovaStar Mortgage. In the near future, NovaStar Mortgage intends to sell production to independent third parties for cash or in securitizations. As a result of the events discussed in "Events of the Fourth Quarter 1998", virtually all mortgage assets at December 31, 1998 consist of subprime mortgage loans whereas mortgage loans made up 51% of mortgage assets at December 31, 1997.

   During the year ended December 31, 1998, NovaStar Financial sold $7.9 million of loans purchased from NovaStar Mortgage to unrelated third parties for cash, recognizing gains on these transactions of $305,000. NovaStar Financial also completed two securitizations during the year ended December 31, 1998, pooling $660 million of mortgage loans as collateral.

   Table 1 is a summary of wholesale loan originations and bulk acquisitions for NovaStar Mortgage during 1998 and 1997. Table 2 presents a more detailed analysis of the wholesale loan originations of NovaStar Mortgage. Table 3 is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

                                    Table 1
   Wholesale Loan Originations and Bulk Acquisitions--NovaStar Mortgage, Inc.
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands)

                           Wholesale
                          Originations    Bulk Acquisitions        Total
                       ------------------ ------------------ ------------------
                        Number  Principal  Number  Principal  Number  Principal
                       of Loans  Amount   of Loans  Amount   of Loans  Amount
                       -------- --------- -------- --------- -------- ---------
1998:
  Fourth quarter......  1,501   $133,739      --   $     --   1,501   $133,739
  Third quarter.......  2,655    240,498      --         --   2,655    240,498
  Second quarter......  3,133    294,303      --         --   3,133    294,303
  First quarter.......  2,033    207,976      --         --   2,033    207,976
                        -----   --------   -----   --------   -----   --------
  1998 total..........  9,322   $876,516      --         --   9,322   $876,516
                        =====   ========   =====   ========   =====   ========
1997:
  Fourth quarter......  1,552   $183,012      --         --   1,552   $183,012
  Third quarter.......  1,025    136,582      --         --   1,025    136,582
  Second quarter......    509     77,692     530     49,808   1,039    127,500
  First quarter.......     68     12,688   1,422    157,432   1,490    170,120
                        -----   --------   -----   --------   -----   --------
  1997 total..........  3,154   $409,974   1,952   $207,240   5,106   $617,214
                        =====   ========   =====   ========   =====   ========

                                    Table 2
         Quarterly Wholesale Loan Originations--NovaStar Mortgage, Inc.
                             (dollars in thousands)

                                                                      Weighted Average
                                            Average               -------------------------  Percent with
                          Number             Loan   Price Paid to Loan to   Credit            Prepayment
                         of Loans Principal Balance    Broker      Value  Rating (A) Coupon    Penalty
                         -------- --------- ------- ------------- ------- ---------  ------  ------------
1998:
 Fourth quarter.........  1,501   $133,739   $ 89       100.8        81%    4.75      9.78%       88%
 Third quarter..........  2,655    240,498     90       101.4        81     4.37     10.11        79
 Second quarter.........  3,133    294,303     94       101.3        81     4.43      9.93        71
 First quarter..........  2,033    207,976    102       101.4        81     4.45      9.93        65
                          -----   --------
 1998 total.............  9,322   $876,516   $ 94       101.3        81%    4.47      9.96%       74%
                          =====   ========   ====       =====       ===     ====     =====       ===
1997:
 Fourth quarter.........  1,552   $183,012    118       101.6        81     4.32     10.09        71
 Third quarter..........  1,025    136,582    133       101.6        79     4.21     10.12        66
 Second quarter.........    509     77,692    153       102.1        77     4.23     10.17        84
 First quarter..........     68     12,688    187       102.3        75     4.22      9.64        78
                          -----   --------
 1997 total.............  3,154   $409,974   $130       101.7        79%    4.26     10.10%       73%
                          =====   ========   ====       =====       ===     ====     =====       ===

--------
(A) AA=6, A=5, A-=4, B=3, C=2, D=1

                                    Table 3
                Cost of Loan Production--NovaStar Mortgage, Inc.
   Years Ended December 31, 1998 and December 31, 1997 (dollars in thousands)

                                         1998                                   1997
                          --------------------------------------  ------------------------------------
                           Fourth    Third     Second    First     Fourth    Third    Second    First
                          Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter  Quarter
                          --------  --------  --------  --------  --------  --------  -------  -------
Total costs of loan
 production (A).........  $  6,723  $  4,975  $  3,837  $  3,079  $  2,096  $  1,938  $ 1,401  $   410
Wholesale loan
 origination--principal.   133,739   240,498   294,303   207,976   183,012   136,582   77,692   12,688
Premium paid to broker..     1,043     3,439     3,679     2,935     2,896     2,119    1,618      295
                          --------  --------  --------  --------  --------  --------  -------  -------
Total acquisition cost
 (B)....................  $141,505  $248,912  $301,819  $213,990  $188,004  $140,639  $80,711  $13,393
                          ========  ========  ========  ========  ========  ========  =======  =======
Costs as a percent of
 principal:
 Loan production........       5.0%      2.1%      1.3%      1.5%      1.1%      1.4%     1.8%     3.2%
                          ========  ========  ========  ========  ========  ========  =======  =======
 Premium paid to broker.       0.8%      1.4%      1.3%      1.4%      1.6%      1.6%     2.1%     2.3%
                          ========  ========  ========  ========  ========  ========  =======  =======
 Total acquisition cost.       5.8%      3.5%      2.6%      2.9%      2.7%      3.0%     3.9%     5.5%
                          ========  ========  ========  ========  ========  ========  =======  =======

--------
(A) Loan production general and administrative expenses as reported for GAAP, plus net deferred loan costs.
(B) Principal, premium, general and administrative expenses associated with loan production.

   Subprime borrowers generally include individuals that do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their monthly payments. The credit grade assigned is a function of the relative strength or weakness of the borrower's credit and/or the nature and extent of documents that can be provided to support income. NovaStar Mortgage underwrites the loans using guidelines that have been approved by NovaStar Financial.

   Table 4 is a presentation of loans as of December 31, 1998 and 1997 and their credit grades.

                                    Table 4
                         Mortgage Loans by Credit Grade
                       December 31 (dollars in thousands)

                                                             1998                        1997
                                                  --------------------------- ---------------------------
                                                                     Weighted                    Weighted
                             Allowed                        Weighted Average            Weighted Average
                            Mortgage     Loan-to-  Current  Average  Loan-to-  Current  Average  Loan-to-
Credit Rating               Lates (A)     value   Principal  Coupon   value   Principal  Coupon   value
-------------            --------------- -------- --------- -------- -------- --------- -------- --------
AA...................... 0 x 30            90(B)  $117,172    9.51%    83.4%  $ 16,654    9.61%    85.4%
A....................... 1 x 30            90      356,994    9.84     79.7    251,751    9.91     77.9
A-...................... 2 x 30            90      214,627   10.31     81.3    145,314   10.20     78.4
B....................... 3 x 30, 1 x 60    85      138,497   10.62     77.9     99,317   10.50     76.5
                         5 x 30, 2 x 60,
C....................... 1 x 90            75       62,784   11.13     72.3     35,483   11.09     71.1
D....................... 6 x 30, 3 x 60,
                         2 x 90            65       13,328   12.14     62.2     10,917   12.05     63.7
                                                  --------                    --------
Total...................                          $903,402   10.15%    79.5%  $559,436   10.20%    77.3%
                                                  ========   =====     ====   ========   =====     ====

--------
(A) Represents the number of times NovaStar allows a prospective borrower to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B) In some cases may be as high as 95%.

   Initially, a disproportionate number of loans generated by NovaStar Mortgage were originated in California. As the sales force has been established throughout the United States, the geographic credit risk has continued to become less concentrated. Table 5 is a summary of loans originated by NovaStar Mortgage by state for 1998 and 1997. Table 6 is a summary of all mortgage loans owned by NovaStar Financial as of December 31, 1998 and 1997 by state.

                                    Table 5
                    Mortgage Loan Originations by State (A)
                     Years Ended December 31, 1998 and 1997

                                Percent of Total Originations during Quarter
                                    (based on original principal balance)
                             ---------------------------------------------------
                                       1998                      1997
                             ------------------------- -------------------------
Collateral Location          Fourth Third Second First Fourth Third Second First
-------------------          ------ ----- ------ ----- ------ ----- ------ -----
Florida.....................   24%    17%   16%    12%    9%    10%    8%     1%
Ohio........................    9      4     5      2     2      2     2     --
Michigan....................    6      5     5      5     5      3    --     --
Pennsylvania................    5      4     3      2     1     --     1      1
North Carolina..............    4      5     3      2     1      1    --      1
Washington..................    3      5     6      7     8     11    16     15
Texas.......................    3      5     3      3     3      4     7      2
California..................    2      6     9     15    19     24    26     40
Oregon......................    2      3     4      5     6      6     9      7
Maryland....................    2      2     3      4     5      6     5     13
Virginia....................    2      2     2      2     5      6     2     --
Nevada......................   --      4     3      6     5      4     2     --
Utah........................   --      2     3      3     6      6     9     13
Oklahoma....................   --     --     1      1     1      1     2      5
All other states............   38     36    34     31    24     16    11      2

--------
(A) Loans originated by NovaStar Mortgage, Inc.

                                    Table 6
                            Mortgage Loans by State
                                  December 31

                              Percent of Portfolio
                      (based on current principal balance)
                      ------------------------------------
Collateral Location                                                    1998  1997
-------------------                                                    ----  ----
California............................................................  18%   27%
Florida...............................................................  12     8
Washington............................................................   8     9
Oregon................................................................   5     6
Utah..................................................................   4     6
Texas.................................................................   4     5
All other states......................................................  49    39

   NovaStar Financial acquired mortgage securities with an aggregate cost of $354.9 million for the year ended December 31, 1998 compared with $659.4 million for the same period of 1997. During the last quarter of 1997 and first half of 1998, NovaStar Financial purchased securities utilizing capital from its initial public offering. As more of NovaStar Financial's capital was deployed for mortgage loan acquisition, NovaStar Financial did not purchase securities during the second and third quarters of 1998. In October 1998, NovaStar

Financial was forced to sell all of its securities as a result of circumstances discussed in "Events of the Fourth Quarter 1998". Mortgage securities with an amortized cost of $700.9 million were sold during 1998, compared with $110.0 million in 1997. Net losses of $15.3 million were recognized on the 1998 sales versus net gains of $51,000 in 1997. Tables 7 and 8 are summaries of the securities acquired during 1998 and 1997 by quarter and the portfolio as of December 31, 1997.

                                    Table 7
                         Mortgage Security Acquisitions
         Years Ended December 31, 1998 and 1997 (dollars in thousands)

                                                                   Net
                                                                  Price Weighted
                                                                   to   Average
                                      Principal Premium Discount   Par   Coupon
                                      --------- ------- --------  ----- --------
1998:
  Fourth quarter..................... $    --   $  --   $   --      --     -- %
  Third quarter......................      --      --       --      --     --
  Second quarter--Federal National
   Mortgage Association..............   80,237     823      --    101.0   6.40
  First quarter:
    Federal National Mortgage
     Association.....................   40,929     444      --    101.1   6.12
    Government National Mortgage
     Association.....................  229,130   3,726     (364)  101.5   6.39
1997:
  Fourth quarter:
    Federal National Mortgage
     Association.....................   46,779   1,856      --    104.0   8.00
    Government National Mortgage
     Association.....................  233,546   2,649   (1,457)  100.5   5.74
  Third quarter--Federal Home Loan
   Mortgage Corporation..............    2,202      87      --    104.0   7.40
  Second quarter:
    Federal National Mortgage
     Association.....................  247,219   5,174      --    102.1   7.48
    Federal Home Loan Mortgage
     Corporation.....................  102,083   2,450      --    102.4   6.90
  First quarter:
    Federal National Mortgage
     Association.....................    7,491     231      --    103.1   7.57
    Government National Mortgage
     Association.....................    8,931     174      --    101.9   7.13

                                    Table 8
                          Mortgage Security Portfolio
                    December 31, 1997 (dollars in thousands)

                                                Gross
                                        ----------------------          Weighted
                                        Unamortized Unaccreted Carrying Average
                              Principal   Premium    Discount   Value    Coupon
                              --------- ----------- ---------- -------- --------
Federal National Mortgage
 Association................  $266,083    $6,690      $  --    $272,773   7.55%
Government National Mortgage
 Association................   233,407     2,640       1,302    234,745   5.74
Federal Home Loan Mortgage
 Corporation................     5,357       177         --       5,534   7.71
                              --------    ------      ------   --------
                              $504,847    $9,507      $1,302    513,052   6.98%
                              ========    ======      ======
Net unrealized loss.........                                      4,194
                                                               --------
Carrying value..............                                   $517,246
                                                               ========

   Mortgage loan originations are funded with a warehouse facility prior to securitization. Loans originated through the lending operations of NovaStar Mortgage are funded initially through a $75 million warehouse line with First Union National Bank under which NovaStar Financial and NovaStar Mortgage are co-borrowers. Repurchase agreements are used to finance mortgage loans prior to sale or securitization. Financing secured by residual interests in asset-backed bonds issued by NovaStar are another borrowing instrument currently available.

   Using individual assets as collateral for repurchase agreements, NovaStar Financial financed acquisitions of agency-issued mortgage securities. These agreements were executed with a number of reputable securities dealers. Under the terms of all financing arrangements, lending institutions require "over-collateralization" from NovaStar Financial. The value of the collateral generally must exceed the allowable borrowing by 2 to 5%. As a result, NovaStar Financial must have capital available to cover this "haircut."

   On a long-term basis, NovaStar Financial finances its mortgage loans using collateralized mortgage obligations commonly called CMOs. Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of its CMOs, NovaStar Financial is entitled to repurchase the mortgage loan collateral, and repay the remaining CMO, when their aggregate principal balance falls below 35% for issue 97-01 and 25% for issues 97-02, 98-01 and 98-02. Subprime mortgage loans are not readily obtainable financial assets. NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its CMO transactions as secured borrowings, rather than sales of the transferred loans.

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

   Amounts outstanding under borrowing arrangements aggregated $910 million and $1.0 billion as of December 31, 1998 and 1997, respectively, and are further detailed in Note 4 to the consolidated financial statements.

   In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages. Even in rising rate environments, some borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their mortgages. This is particularly true for subprime borrowers who are seeking to upgrade their credit rating to obtain a lower interest rate.

   Prepayment rates in the table below represent the percent of loan principal that pre-pays in the most recent one, three and twelve month periods and over the life of the pool of loans. Percents are presented on an annual basis. For instance, 18.6%, on an annual basis, of the principal of the loans collateralizing CMO issue 1997-1 pre-paid during December 1998. Percentages for the life of the pool represent the percent that has paid off since the loans were pooled as collateral for the CMO. Virtually all loans are used as collateral for CMOs and NovaStar does not monitor prepayment speeds for loans not financing CMOs.

                                    Table 9
                                Prepayment Speed

                                                               Constant Prepayment Rate (Annual
                                           Weighted Average                Percent)
                                           Age at Inception ---------------------------------------
                            Issue Date       (in months)    One-month Three-month Twelve-month Life
                            ----------     ---------------- --------- ----------- ------------ ----
As of December 31, 1998
NovaStar Home Equity Series:
  1997-1................  October 1, 1997          7          44.2       35.5         33.2     31.0
  1997-2................ December 11, 1997         3          41.6       32.2         22.4     21.1
  1998-1................  April 30, 1998           3          19.6       17.1          --      12.2
  1998-2................  August 18, 1998          3          18.0       10.3          --       9.3
As of December 31, 1997
NovaStar Home Equity Series:
  1997-1................  October 1, 1997          7          18.6       15.7          --      15.7
  1997-2................ December 11, 1997         3          10.5        --           --      10.5

   To mitigate exposure to prepayment risk and in order for NovaStar to retain those borrowers whose credit is considered desirable, a portfolio retention department was created in the latter part of 1997 that encourages borrowers who have satisfactorily met their obligations to refinance or rate modify their loans with NovaStar. Of the loans that prepaid during the year ended December 31, 1998, $13.1 million, or 8% of the loans were successfully refinanced and $2.0 million, or 1% of the loans, were rate-modified. Although these loans are considered prepayments for the purposes of the information in Table 9, they remain in the NovaStar loan portfolio.

   Table 10 summarizes mortgage asset activity during 1998 and 1997 and Table 11 details the amount of premium as a percent of principal at quarter end for 1998 and 1997.

                                    Table 10
                      Mortgage Assets Activity (thousands)

                                                  Mortgage
                           Mortgage Loans        Securities             Total
                          ------------------  ------------------  -------------------
                          Principal  Premium  Principal  Premium  Principal   Premium
                          ---------  -------  ---------  -------  ----------  -------
Balance, January 1,
 1997...................  $    --    $   --   $  12,821  $   434  $   12,821  $   434
Acquisitions............   170,120    10,530     16,422      405     186,542   10,935
Principal repayments and
 amortization...........      (338)      (53)      (977)     (28)     (1,315)     (81)
                          --------   -------  ---------  -------  ----------  -------
Balance, March 31, 1997.   169,782    10,477     28,266      811     198,048   11,288
Acquisitions............   127,500     4,100    349,302    7,624     476,802   11,724
Principal repayments and
 amortization...........    (6,989)     (420)    (2,332)    (133)     (9,321)    (553)
Dispositions............       --        --     (98,267)  (2,309)    (98,267)  (2,309)
                          --------   -------  ---------  -------  ----------  -------
Balance, June 30, 1997..   290,293    14,157    276,969    5,993     567,262   20,150
Acquisitions............   136,582     2,449      2,202       87     138,784    2,536
Principal repayments and
 amortization...........   (22,227)     (913)   (19,291)    (383)    (41,518)  (1,296)
                          --------   -------  ---------  -------  ----------  -------
Balance, September 30,
 1997...................   404,648    15,693    259,880    5,697     664,528   21,390
Acquisitions............   183,012     3,314    280,325    3,048     463,337    6,362
Principal repayments and
 amortization...........   (28,224)   (1,146)   (26,095)    (363)    (54,319)  (1,509)
Dispositions............       --        --      (9,263)    (177)     (9,263)    (177)
                          --------   -------  ---------  -------  ----------  -------
Balance, December 31,
 1997...................   559,436    17,861    504,847    8,205   1,064,283   26,066
Acquisitions............   207,976     3,758    270,059    3,806     478,035    7,564
Principal repayments and
 amortization...........   (27,224)   (1,160)   (63,892)    (731)    (91,116)  (1,891)
Dispositions............       --        --    (310,113)  (5,294)   (310,113)  (5,294)
                          --------   -------  ---------  -------  ----------  -------
Balance, March 31, 1998.   740,188    20,459    400,901    5,986   1,141,089   26,445
Acquisitions............   290,350     5,148     80,237      823     370,587    5,971
Principal repayments and
 amortization...........   (43,849)   (1,506)   (47,201)    (451)    (91,050)  (1,957)
Dispositions............    (2,843)      (53)       --       --       (2,843)     (53)
                          --------   -------  ---------  -------  ----------  -------
Balance, June 30, 1998..   983,846    24,048    433,937    6,358   1,417,783   30,406
Acquisitions............       --        --         --       --          --       --
Principal repayments and
 amortization...........   (54,745)   (1,442)   (38,925)    (493)    (93,670)  (1,935)
Dispositions............    (4,666)      (56)    (7,781)    (107)    (12,447)    (163)
                          --------   -------  ---------  -------  ----------  -------
Balance, September 30,
 1998...................   924,435    22,550    387,231    5,758   1,311,666   28,308
Acquisitions............    42,298       458        --       --       42,298      458
Principal repayments and
 amortization...........   (62,953)   (2,135)   (15,215)    (173)    (78,168)  (2,308)
Dispositions............      (378)       (5)  (372,016)  (5,585)   (372,394)  (5,590)
                          --------   -------  ---------  -------  ----------  -------
Balance, December 31,
 1998...................  $903,402   $20,868  $     --   $   --   $  903,402  $20,868
                          ========   =======  =========  =======  ==========  =======

                                    Table 11
                       Premium as a Percent of Principal

                                                                         Total
                                                    Mortgage  Mortgage  Mortgage
                                                     Loans   Securities  Assets
                                                    -------- ---------- --------
As of:
  December 31, 1998................................   2.31%      -- %     2.31%
  September 30, 1998...............................   2.44      1.49      2.16
  June 30, 1998....................................   2.44      1.47      2.14
  March 31, 1998...................................   2.76      1.49      2.32
  December 31, 1997................................   3.19      1.63      2.45
  September 30, 1997...............................   3.88      2.19      3.22
  June 30, 1997....................................   4.88      2.16      3.55
  March 31, 1997...................................   6.17      2.87      5.70

Results of Operations--Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

Net Loss

   During the year ended December 31, 1998, NovaStar Financial recorded a net loss of $21.8 million, $2.71 per diluted share, compared with a net loss of $1.1 million, $0.26 per diluted share, for 1997.

Net Interest Income

   Interest income. Average interest-earning assets were $1.2 billion during the year ended December 31, 1998, including $822.2 million of mortgage loans and $375.2 million of mortgage securities compared with average interest-earning assets of $476.3 million during 1997. During 1998, mortgage loans earned $76.8 million, or a yield of 9.3%, compared with $25.2 million, or a yield of 8.6% for 1997. Mortgage securities earned $24.0 million for 1998, or a yield of 6.4%, compared with $11.8 million, or a yield of 6.5% for 1997. In total, assets earned $100.7 million, or an 8.4% yield for 1998. During 1997, assets earned $37.0 million or a 7.8% yield.

   A substantial portion of mortgage assets have interest rates that fluctuate with short-term market interest rates. However, many of these assets have initial coupons that are lower than current market rates. Rates on the assets are expected to increase to their full potential as the assets season. Table 12 is a summary of mortgage assets by type, presenting their current and fully indexed weighted-average coupons.

                                    Table 12
          Mortgage Assets by Product/Type and Weighted Average Coupon
                    December 31, 1998 (dollars in thousands)

                                                                    Weighted
                                                                 Average Coupon
                                                                 ---------------
                                                     Outstanding          Fully
Product/Type                                          Principal  Current Indexed
------------                                         ----------- ------- -------
Mortgage loans:
  Two and three year fixed/adjustable thereafter....  $511,824    10.19%  11.34%
  Fixed rate (30 Yr, 15 Yr, 30/15)..................   302,620    10.03     --
  Other (1 year CMT, 6 month LIBOR).................    88,958    10.32   10.86
                                                      --------
    Total mortgage loans............................  $903,402
                                                      ========

   NovaStar acquires substantially all of its mortgage assets at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables 10, 11 and 13 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar generally strives to acquire mortgage loans that have some form of prepayment penalty. During 1998, NovaStar collected $2.0 million in prepayment penalties from borrowers. Table 13 is an analysis of mortgage loans and prepayment penalties. Prepayments on mortgage loans have generally been consistent with management's expectations.

                                    Table 13
                       Mortgage Loan Prepayment Penalties
                    December 31, 1998 (dollars in thousands)

                                                                 Weighted Average
                                                        -----------------------------------
                                                                             Remaining
                                                                         Prepayment Penalty
                                           Percent with                      Period (in
                          Current           Prepayment          Loan-to-      years)--
                         Principal Premium   Penalty    Coupon   value   Loans with Penalty
                         --------- ------- ------------ ------  -------- ------------------
Loans collateralizing
 NovaStar Home Equity
 Series (CMO):
  1997-1................ $162,423  $ 7,975      65%     10.57%    75.1%         0.89
  1997-2................  163,049    3,403      72      10.37     78.5          1.10
  1998-1................  270,640    4,651      69      10.01     81.1          1.51
  1998-2................  301,527    4,703      71       9.95     81.1          2.09
All other loans.........    5,763      136      65       9.91     80.0          1.59
                         --------  -------
Total................... $903,402  $20,868      70%     10.15%    79.5%         1.52
                         ========  =======     ===      =====     ====          ====

   As noted above, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

   Interest expense. The cost of borrowed funds was $80.8 million during the year ended December 31, 1998, or 6.6% of average borrowings, compared with $28.2 million for 1997, or 6.5% of average borrowings. Advances under the warehouse line of credit bear interest based on the federal funds rate, plus a spread. NovaStar receives credit to warehouse line interest based on cash balances maintained with First Union. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During 1998 and 1997, the one-month LIBOR averaged 5.6%. As with interest income, cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

   Table 14 presents a summary of average interest-earning assets and liabilities and the related yields and rates thereon for 1998.

                                    Table 14
                               Interest Analysis
              Year Ended December 31, 1998 (dollars in thousands)

                              Mortgage Loans         Mortgage Securities              Total
                         ------------------------  ------------------------ --------------------------
                                  Interest Annual           Interest Annual            Interest Annual
                         Average  Income/  Yield/  Average  Income/  Yield/  Average   Income/  Yield/
                         Balance  Expense   Rate   Balance  Expense   Rate   Balance   Expense   Rate
                         -------- -------- ------  -------- -------- ------ ---------- -------- ------
Mortgage Assets......... $822,180 $76,751   9.34%  $375,222 $23,996   6.40% $1,197,402 $100,747  8.41%
                         ========                  ========                 ==========
Liabilities (A)
 Repurchase agreements.. $118,380 $ 7,817   6.60%  $392,859 $21,891   5.57% $  511,239 $ 29,708  5.81%
 Collateralized
  mortgage obligations..  703,328  43,287   6.15        --      --     --      703,328   43,287  6.15
 Other borrowings.......   18,936   4,908  25.92        --      --     --       18,936    4,908 25.92
                         --------                  --------                 ----------
 Cost of derivative
  financial Instruments
  hedging liabilities...            2,162                       729                       2,891
                                  -------                   -------                    --------
   Total borrowings..... $840,644  58,174   6.92   $392,859  22,620   5.76  $1,233,503   80,794  6.55
                         ======== =======          ======== -------         ========== --------
Net interest income.....          $18,577                   $ 1,376                    $ 19,953
                                  =======                   =======                    ========
Net interest spread.....                    2.42%                     0.64%                      1.86%
                                           =====                      ====                      =====
Net yield...............                    2.26%                     0.37%                      1.67%
                                           =====                      ====                      =====

--------
(A) NovaStar Financial's average borrowings were greater than average assets during 1998 as borrowings on securities and loans are a function of the underlying collateral's market value, which for the majority of 1998 was greater than par. Also, in 1998, NovaStar Financial borrowed against the residual interests of its securitizations, which are not recorded on its balance sheet as the securitizations were treated as financing transactions.

  Table 23 presents comparative information for 1997.

   Net interest income and spread. Net interest income during 1998 was $20.0 million or 1.7% of average interest-earning assets, compared with $8.8 million, or 1.8% of average interest-earning assets during 1997. Net interest spread was 1.9% during the year ended December 31, 1998 compared with 1.3% during the year ended December 31, 1997. Net interest income and the spread are functions of asset yield relative to its costs of funds. Cost of funds has remained relatively low and stable during most of 1998 and 1997. During the fourth quarter of 1998, NovaStar Financial experienced increasing funding costs associated with impaired liquidity resources. Special interest costs of $4 million were incurred to obtain a short-term financing arrangement from GMAC/RFC as discussed in "Events of the Fourth Quarter 1998". The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income. Management expects, in general, that financing rates will be 25 to 50 basis points higher in 1999 than in 1998 and 1997. No predictions can be made beyond 1999.

   Impact of interest rate agreements. NovaStar Financial has entered into interest rate agreements and financial futures contracts designed to mitigate exposure to interest rate risk. Interest rate cap agreements require NovaStar Financial to pay a monthly fixed premium while allowing it to receive a rate that adjusts with LIBOR, when rates rise above a certain agreed-upon rate. Other agreements executed include simple fixed to floating interest rate swaps. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. As discussed in the section, "Events of the Fourth Quarter 1998", NovaStar Financial terminated all swap agreements and paid off the liabilities pertaining to these hedging instruments in October 1998, recognizing losses aggregating $8.0 million. These agreements were related to the financing for disposed mortgage loans and securities.

   During 1998 and 1997, net interest expense was incurred on hedging agreements of $2.9 million and $1.0 million, respectively, which is included as a component of interest expense. Note 5 of the consolidated financial statements provides details of the interest rate agreements as of December 31, 1998 and 1997.

Other Income

   Other income during 1998 primarily consists of prepayment penalties of $2.0 million, interest earned on securitization funds held in trust of $749,000, and interest earned on notes receivable from founders of $441,000. Other income for 1997 primarily consisted of prepayment penalties of $414,000 and interest earned on notes receivable from founders of $260,000.

Gain (Loss) On Sales of Securities and Mortgage Loans

   As discussed earlier in "Events of the Fourth Quarter 1998", NovaStar Financial sold all investment securities at an aggregate loss of $15.4 million during October 1998. Gross gains and losses on sales of securities are detailed in Note 3 to the consolidated financial statements. During 1998, NovaStar Financial also recognized $305,000 in net gains on sale of $7.9 million of mortgage loans.

Provisions for Credit Losses

   NovaStar provides regular allowances for credit losses on its mortgage loans. Management continuously evaluates the potential for credit losses for mortgage loans held in portfolio. Provisions have been made based on NovaStar's historical experience, general industry trends and management's judgement. Loan defaults occur throughout the life of a group of loans. As a result, provisions for credit losses are recorded against income over the estimated life of the loans, rather than immediately upon acquisition of the loans. Provisions are based upon total expected losses and an estimated loss curve. Losses are recognized and loans are charged off upon foreclosure. Foreclosure assets are recorded at the lower of the remaining unpaid loan balance or the estimated net realizable value of the foreclosed asset.

   During 1998, NovaStar Financial provided $7.4 million to the allowance for credit losses, compared with $2.5 million during 1997. During the second half of 1998, charge-offs increased. Management believes the increase in charge-offs was due principally to losses occurring earlier in the overall life of the loans than originally anticipated. Management accelerated provisions during the 1998 fourth quarter in recognition of this trend. NovaStar Financial expects to continue to make somewhat higher provisions during 1999, compared to the first three quarters of 1988, to ensure the credit allowance is maintained at an adequate level.

   During the third quarter of 1998, NovaStar Financial and NovaStar Mortgage executed an agreement with Commonwealth Mortgage Acceptance Corporation (CMAC) whereby CMAC will provide insurance coverage on mortgage loans. As of December 31, 1998, approximately 26% of the loans owned by NovaStar Financial and substantially all of the loans owned by NovaStar Mortgage are covered under this agreement. During 1998, total premiums paid to CMAC totaled $744,000 and are included as a component of loan servicing expense in the financial statements. Management believes that its exposure to credit loss on loans insured by CMAC is minimal. Management expects that a substantial portion of loans originated in future periods will be covered under similar insurance arrangements.

   As of December 31, 1998, NovaStar Financial had 126 loans in real estate owned with a carrying value of $10.6 million. Charge-offs during 1998 were $6.2 million compared with $140,000 during 1997. As the portfolio continues to season, management expects that the actual loss rate may continue to increase. Table 15 is a rollforward of the allowance for credit losses during 1998 and 1997.

                                    Table 15
                   Rollforward of Allowance for Credit Losses
              Years Ended December 31, 1998 and December 31, 1997

                                            1998                                       1997
                          ------------------------------------------ -----------------------------------------
                          December 31 September 30 June 30  March 31 December 31 September 30 June 30 March 31
                          ----------- ------------ -------  -------- ----------- ------------ ------- --------
Beginning balance.......    $ 2,757     $ 3,341    $2,871    $2,313    $1,444       $  718     $170     $--
Provision for credit
 losses.................      4,030       1,179     1,145     1,076     1,009          726      548      170
Amounts charged off, net
 of recoveries..........     (3,214)     (1,763)     (675)     (518)     (140)         --       --       --
                            -------     -------    ------    ------    ------       ------     ----     ----
Ending Balance..........    $ 3,573     $ 2,757    $3,341    $2,871    $2,313       $1,444     $718     $170
                            =======     =======    ======    ======    ======       ======     ====     ====

   Table 16 is a summary of delinquent loans as of December 31, 1998 and 1997 by quarter. Table 17 provides summaries of delinquencies, defaults, and loss statistics as of December 31, 1998 and 1997 by quarter. The information presented in both tables includes NovaStar Financial's securitization portfolio as well as loans owned by its affiliates. Management considers this information meaningful, as these are all loans serviced by NovaStar Mortgage. Other information regarding the credit quality of mortgage loans is provided in Tables 4, 5 and 6.

                                    Table 16
                    Loan Delinquencies (90 days and greater)
            Years Ended December 31, 1998 and December 31, 1997 (A)

                                            1998                                      1997
                          ----------------------------------------- -----------------------------------------
                          December 31 September 30 June 30 March 31 December 31 September 30 June 30 March 31
                          ----------- ------------ ------- -------- ----------- ------------ ------- --------
Mortgage loans
 collateralizing
 NovaStar Home Equity
 series (CMO):
1997-1 (Issued October
 1, 1997)...............     5.45%        5.97%     5.86%    4.39%     2.71%         --        --      --
1997-2 (Issued December
 11, 1997)..............     5.62         4.97      4.72     2.23       --           --        --      --
1998-1 (Issued April 30,
 1998)..................     4.44         2.06       --       --        --           --        --      --
1998-2 (Issued August
 18, 1998)..............     2.35         0.40       --       --        --           --        --      --
All loans in servicing
 portfolio..............     3.35         2.45      2.53     2.28      1.80         1.47%      --      --

-------
(A) Includes loans in foreclosure or bankruptcy.

                                    Table 17
                       Delinquencies, Defaults and Losses
                    December 31, 1998 (dollars in thousands)

                              NovaStar Home Equity Series
                          --------------------------------------
                                                                  Other
                           1997-1    1997-2    1998-1    1998-2    (A)     All Loans
                          --------  --------  --------  -------- --------  ----------
Loan servicing
 portfolio..............  $168,255  $167,685  $273,583  $301,857 $268,587  $1,179,967
                          ========  ========  ========  ======== ========  ==========
Allowance for Credit
 Losses:
  Balance, January 1,
   1998.................  $  1,063  $    967  $    --   $    --  $    283  $    2,313
  Provision for credit
   losses...............     1,895     2,257     1,878       222    1,178       7,430
  Amounts charged off,
   net of recoveries....    (2,142)   (2,175)     (715)      124   (1,262)     (6,170)
                          --------  --------  --------  -------- --------  ----------
  Balance, December 31,
   1998.................  $    816  $  1,049  $  1,163  $    346 $    199  $    3,573
                          ========  ========  ========  ======== ========  ==========
Defaults as a percent of
 loan servicing
Portfolio, December 31,
 1998:
  Delinquent loans......     6.45%     5.95%     4.89%     4.06%    2.01%       4.40%
                          ========  ========  ========  ======== ========  ==========
  Loans in foreclosure..     2.63%     2.96%     3.60%     2.06%    0.40%       2.25%
                          ========  ========  ========  ======== ========  ==========
  Real estate owned.....     3.54%     2.76%     1.01%     0.09%    0.23%       3.55%
                          ========  ========  ========  ======== ========  ==========

                                           1998                                      1997
                         ----------------------------------------- -----------------------------------------
                         December 31 September 30 June 30 March 31 December 31 September 30 June 30 March 31
                         ----------- ------------ ------- -------- ----------- ------------ ------- --------
Total defaults:
  Delinquent loans......    4.40%       2.95%      1.95%   1.92%      1.76%       4.44%      3.09%    -- %
                            =====       =====      =====   =====      =====       =====      =====    ====
Loans in foreclosure....    2.25%       2.02%      2.28%   2.29%      2.05%       0.47%      0.01%    -- %
                            =====       =====      =====   =====      =====       =====      =====    ====
Real estate owned.......    3.55%       0.81%      0.52%   0.24%      0.05%        -- %       -- %    -- %
                            =====       =====      =====   =====      =====       =====      =====    ====

--------
(A) Primarily loans owned by NovaStar Mortgage, Inc.

General and Administrative Expenses

   General and administrative expenses for the years ended December 31, 1998 and 1997 are provided in Table 18. Table 19 displays the relationship of portfolio expenses to net interest income during the 1998 and 1997 by quarter.

                                    Table 18
                      General and Administrative Expenses
         Years Ended December 31, 1998 and 1997 (dollars in thousands)

                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      1998            1997
                                                ---------------- ---------------
                                                        Percent         Percent
                                                         of Net          of Net
                                                        Interest        Interest
                                                         Income          Income
                                                        --------        --------
Compensation and benefits.....................  $ 1,785    8.9%  $  839    9.6%
Professional and outside services.............    1,117    5.6      676    7.7
Other loan servicing..........................    1,071    5.4      741    8.4
Office administration.........................      903    4.5      299    3.4
Other.........................................      247    1.2      448    5.1
                                                -------   ----   ------   ----
Total portfolio-related expenses..............    5,123   25.6%   3,003   34.2%
                                                          ====            ====
Forgiveness of notes receivable from founders.      --            1,083
Fees for services provided by NovaStar
 Mortgage, Inc................................    6,486           4,155
                                                -------          ------
    Total.....................................  $11,609          $8,241
                                                =======          ======

                                    Table 19
                        Portfolio Related Expenses as a
                         Percent of Net Interest Income
                     Years Ended December 31, 1998 and 1997

                                                                 Percent of Net
                                                                 Interest Income
                                                                 ---------------
1998:
  1998..........................................................      25.6%
  Fourth quarter................................................      89.7
  Third quarter.................................................      22.3
  Second quarter................................................      20.1
  First quarter.................................................      15.6
1997:
  1997..........................................................      34.2%
  Fourth quarter................................................      37.1
  Third quarter.................................................      38.8
  Second quarter................................................      33.9
  First quarter.................................................      31.2

   The fees for services provided by NovaStar Mortgage, Inc. represent compensation for services, including the development of loan products, underwriting, funding, quality control, and servicing. NovaStar Mortgage pays a commitment fee to NovaStar Financial when originated loans are not sold to NovaStar Financial. No fee is paid if NovaStar Financial is unable or unwilling to purchase the mortgage loans originated by NovaStar Mortgage. The increase in this fee for 1998 compared with 1997 is primarily a result of an increase in the extent of services required and the increase in loan volume. These fees are discussed in greater detail in Note 9 to consolidated financial statements.

   Compensation and benefits include employee base salaries, benefit costs and incentive compensation awards. The increase in compensation and benefits for the year ended December 31, 1998 compared with the year ended December 31, 1997 is due to adding portfolio and finance staff and management.

   Other loan servicing in 1998 consists primarily of the fees paid to CMAC as discussed under the "Provisions for Credit Losses." Also included as a component of loan servicing are the direct costs associated with the mortgage loan servicing operation that are paid directly to independent third parties for such things as property appraisals and borrower location services. These fees vary based on loan volume, delinquencies and foreclosures. However, loan servicing fees recognized in 1997 were primarily the fees paid during the first half of 1997 to an independent third party for servicing its portfolio while NovaStar Mortgage's servicing operation was being developed.

   Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. Office administration includes rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. The increases in both these financial statement captions is attributed to additional personnel and general company growth.

Equity in Earnings (Loss) of NFI Holding Corporation

   For the year ended December 31, 1998, NFI Holding Corporation recorded a net loss of $3.0 million compared with net income of $28,000 for the year ended December 31, 1997. NovaStar Financial records its portion of the income (loss) as equity in net earnings (loss) of NFI Holding in its income statement, which includes the net earnings (loss) of NovaStar Mortgage and NovaStar Capital, Inc., subsidiaries of NFI Holding. Net income generated by NFI Holding is primarily a function of the fees earned by NovaStar Mortgage relating to the origination and servicing of loans for NovaStar Financial and the costs of these activities.

   During 1998 the loan production volume of NovaStar Mortgage increased dramatically compared to 1997. The cost of producing loans increased more than its fee and interest income, which primarily consists of the administrative fees received from NovaStar Financial as discussed above and in Note 9 of the consolidated financial statements. Also, during the last half of 1998, NovaStar Mortgage retained its mortgage loans versus selling them to NovaStar Financial. As discussed above and in Note 9 of the consolidated financial statements, NovaStar Mortgage pays NovaStar Financial a fee when it does not sell its mortgage loan production to NovaStar Financial. NovaStar Mortgage did not pay this fee in 1997, as NovaStar Financial acquired all of NovaStar Mortgage's loan production. The additional expense incurred by NovaStar Mortgage in 1998 was offset to a degree by net gains of $3.0 million on the sale of $134 million of subprime residential mortgage loans to third parties. For these reasons, NovaStar Mortgage, and therefore, NFI Holding Corporation, incurred a larger net loss during 1998 when compared to the same period in 1997.

   Condensed consolidated financial statements for NFI Holding are presented in
Note 12 to the consolidated financial statements.

Value of Mortgages Added through Wholesale Operations

   By establishing a wholesale lending operation to originate subprime residential mortgage loans, NovaStar has developed a process to add mortgage assets to its balance sheet at amounts management believes are below what it would generally cost, in most market environments, to acquire the same assets in bulk through open market purchases. In effect, the value created by generating assets at this lower cost is creating future economic benefit, or value, for NovaStar Financial's stockholders. This added value is demonstrated in the estimated fair value of NovaStar Financial's loan portfolio. The values presented in Tables 20 and 21 are management's estimates based on market conditions as of December 31, 1998.

   Management estimates the weighted-average value of its mortgage loan portfolio as of December 31, 1998 to be between 103 and 105 in terms of price to par, based upon return assumptions and secondary market prices. Management believes the inherent returns in the mortgage loans originated by NovaStar Mortgage should warrant a value of 105. However, recent events have resulted in whole loan prices being severely reduced. Accordingly, any value assigned to December 31, 1998 loans should take into consideration at what value the loans could be sold in the open market. During the 1998 fourth quarter, NovaStar Financial sold a number of whole loan packages at prices that averaged between
103.5 and 104.0. Tables 20 and 21 provide management's estimates of the value of the mortgage loans in its portfolio and 1998 fourth quarter production and the assumptions used for estimating fair value. Because any estimated value can vary dramatically based upon the assumptions used, a range of assumptions is used to determine the estimated value.

   During 1998, NovaStar originated mortgage loans at an all-in cost of 103.4% of principal, including direct costs of acquisition, such as broker premiums, and general overhead expenses. Table 3 displays the cost of production for each quarter. The cost of production during the 1998 third and fourth quarters is higher than previous quarters as a result of lower production levels. NovaStar Mortgage operated significantly below capacity during the second half of 1998. If NovaStar Mortgage had operated at or near full capacity, the all-in cost would be similar to prior quarters. Direct costs of acquisition are capitalized as premium and amortized as an adjustment of yield over the life of the loan. In addition, NovaStar Mortgage took measures at the end of the fourth quarter of 1998 to reduce operating costs to be in line with expected short-term production volume.

   The weighted-average premium on mortgage loans outstanding as of December 31, 1998 represented 2.3% of principal. Using the estimated fair values from above, this implies an estimated unrealized gain, or additional value in the mortgage loan portfolio as of December 31, 1998 of between 1.0% and 3.0%. Applying this percent to the balance of mortgage loans outstanding of $921 million results in an estimated unrealized gain of between $9 and $28 million. This additional value results in an estimated mark-to-market equity as of

December 31, 1998 of $96-115 million, or $11.81-14.15 per outstanding share, compared with a book value per outstanding share of $10.74. On a diluted basis, book value per share as of December 31, 1998 is $10.14, while an estimate of mark-to-market book value per share is $10.69-12.81.

                                    Table 20
                Estimated Market Price on Entire Loan Portfolio
                               December 31, 1998

                     Two- and Three-
                     year Fixed Loan
                        Products
                    -------------------
Bond Equivalent
 Yield............   8.31%  8.56%  8.81%
Spread to Index...   3.25%  3.50%  3.75%
Assumed Prepayment
 Speed (CPR)......
30................  105.3% 104.7% 104.1%
35................  104.5% 104.0% 103.5%
40................  103.9% 103.4% 103.0%

                                                         Six-month LIBOR
                                                          Loan Products
                                                        -------------------
Bond Equivalent Yield..................................  9.06%  9.31%  9.56%
Spread to Index........................................  4.00%  4.25%  4.50%
Assumed Prepayment Speed (CPR).........................
35..................................................... 104.1% 103.6% 103.1%
40..................................................... 103.6% 103.1% 102.7%
45..................................................... 103.1% 102.8% 102.4%

                                                            30/15-year Fixed
                                                            and Balloon Loan
                                                            Products (Three-
                                                             year Treasury)
                                                            -------------------
                         Bond Equivalent Yield.............  8.03%  8.28%  8.53%
                         Spread to Index...................  3.50%  3.75%  4.00%
                         Assumed Prepayment Speed (CPR)....
                         25................................ 105.4% 104.7% 104.1%
                         30................................ 104.6% 104.1% 103.5%
                         35................................ 104.0% 103.5% 103.1%


                    One-year CMT Loan
                        Products
                    -------------------
Bond Equivalent
 Yield.............  8.02%  8.27%  8.52%
Spread to Index....  3.50%  3.75%  4.00%
Assumed Prepayment
 Speed (CPR).......
30................. 104.2% 103.6% 103.0%
35................. 103.6% 103.1% 102.6%
40................. 103.1% 102.7% 102.2%

                                    Table 21
      Estimated Market Price of Loans Originated in Fourth Quarter of 1998

                   Two- and Three-year
                   Fixed Loan Products
                   ---------------------
Bond Equivalent
 Yield...........   8.06%  8.31%   8.56%
Spread to Index..   3.00%  3.25%   3.50%
Assumed
 Prepayment Speed
 (CPR)...........
30...............  105.1% 104.5%  103.9%
35...............  104.3% 103.8%  103.3%
40...............  103.7% 103.3%  102.8%

                                                        Six-month LIBOR
                                                         Loan Products
                                                      ---------------------
Bond Equivalent Yield................................  8.31%  8.56%   8.81%
Spread to Index......................................  3.25%  3.50%   3.75%
Assumed Prepayment Speed (CPR).......................
35................................................... 103.9% 103.4%  102.9%
40................................................... 103.4% 102.9%  102.5%
45................................................... 102.9% 102.5%  102.2%

                    One-year CMT Loan
                        Products
                   ---------------------
Bond Equivalent
 Yield...........   7.52%  7.77%   8.02%
Spread to Index..   3.00%  3.25%   3.50%
Assumed
 Prepayment Speed
 (CPR)...........
30...............  104.0% 103.4%  102.8%
35...............  103.3% 102.8%  102.3%
40...............  102.8% 102.4%  102.0%

                                                       30/15-year Fixed
                                                              and
                                                         Balloon Loan
                                                           Products
                                                      ---------------------
Bond Equivalent Yield................................  7.78%  8.03%   8.28%
Spread to Index......................................  3.25%  3.50%   3.75%
Assumed Prepayment Speed (CPR).......................
25................................................... 105.3% 104.6%  104.0%
30................................................... 104.5% 104.0%  103.4%
35................................................... 103.9% 103.4%  103.0%

                                    Table 22
                    Carrying Value of Loans by Product/Type
                           December 31 (in thousands)

Product/Type                                                   1998      1997
------------                                                 --------  --------
Two- and three-year fixed................................... $511,824  $314,918
Six-month LIBOR.............................................   54,158    87,629
One-year CMT................................................   34,800    32,754
30/15-year fixed and balloon................................  302,620   124,135
                                                             --------  --------
  Outstanding principal.....................................  903,402   559,436
Premium.....................................................   20,868    17,861
Allowance for credit losses.................................   (3,573)   (2,313)
                                                             --------  --------
  Carrying Value............................................ $920,697  $574,984
                                                             ========  ========
Carrying value as a percent of principal....................   101.91%   102.78%
                                                             ========  ========

Results of Operations--Year Ended December 31, 1997

Net Loss

   During 1997, NovaStar Financial recorded a net loss of $1,135,000, or $0.26 per share. Excluding the forgiveness of the notes receivable from founders, NovaStar Financial incurred a loss of $52,000, or $0.01 per share. During much of 1997, NovaStar Financial focused on the hiring of key employees and the development of policies and procedures. The results for the year ended December 31, 1997 also reflect the significant cost of developing operations.

Net Interest Income

   Table 23 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the year ended December 31, 1997.

                                    Table 23
                               Interest Analysis
           Year Ended December 31, 1997 (dollar amounts in thousands)

                                   Mortgage Loans        Mortgage Securities
                              ------------------------ ------------------------
                                       Interest Annual          Interest Annual
                              Average  Income/  Yield/ Average  Income/  Yield/
                              Balance  Expense   Rate  Balance  Expense   Rate
                              -------- -------- ------ -------- -------- ------
Mortgage Assets.............. $294,111 $25,154   8.56% $182,140 $11,807   6.48%
                              ========                 ========
Liabilities
 Master repurchase
  agreement.................. $170,344 $11,972   7.03  $     -- $    --     --%
 Other repurchase
  agreements.................                           172,829  10,336   5.98
 Collateralized mortgage
  obligations................   74,511   4,736   6.36        --      --     --
 Other borrowings............   18,402   1,141   6.20        --      --     --
                              -------- -------         -------- -------
   Total borrowings.......... $263,257 $17,849   6.78% $172,829 $10,336   5.98%
                              ======== -------         ======== -------
Net interest income..........          $ 7,305                  $ 1,471
                                       =======                  =======
Net interest spread..........                    1.78%                    0.50%
                                                 ====                     ====
Net yield....................                    2.48%                    0.81%
                                                 ====                     ====

   Interest income. Interest-earning assets averaged $476.3 million during 1997, including $294.1 million of mortgage loans and $182.1 million of mortgage securities. During the year, mortgage loans earned $25.2 million, or a yield of 8.6%, while mortgage securities earned $11.8 million, or a yield of 6.5%. In total, assets earned $37.0 million, or a 7.8% yield.

   Interest expense. The cost of borrowed funds was $28.2 million during the year ended December 31, 1997, or 6.5% of average borrowings. During the year ended December 31, 1997, the one-month LIBOR averaged 5.6%. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates.

   Net interest income and spread. Net interest income during 1997 was $8.8 million, or 1.8% of average interest-earning assets. Net interest spread was 1.3% during the year ended December 31, 1997. Net interest income and the spread are functions of the asset yield relative to cost of funds. During 1997, the cost of funds was relatively low and stable. This lower cost of funds offsets, to some degree, the lower yield on assets discussed above. In addition, NovaStar Financial entered into interest rate agreements to mitigate the exposure to variations in interest rates on interest-earning assets that are different from the variations in interest incurred on borrowings.

   Impact of interest rate agreements. As of December 31, 1997, NovaStar Financial had interest rate cap agreements, with a combined notional amount of $270 million and interest rate swap agreements with an aggregate notional amount of $276 million. During 1997, net interest expense was incurred on these agreements of $1.0 million, which is included as a component of interest expense.

Other Income

   During the year ended December 31, 1997, NovaStar Financial recognized $51,000 in net gains on sales of mortgage securities with a principal balance of $108 million. NovaStar Financial did not sell any of its mortgage loan portfolio during this same period of 1997. Prepayment penalty income and interest earned on notes receivable from founders during the year ended December 31, 1997 was $414,000 and $260,000, respectively.

Provisions for Credit Losses

   During the year ended December 31, 1997, NovaStar Financial provided $2.5 million for credit losses while credit losses for this same period of 1997 were $140,000. As mentioned earlier, allowances are maintained for losses management expects to incur on the loans in the portfolio.

General and Administrative Expenses

   General and administrative expenses for the year ended December 31, 1997 are provided in Table 24.

                                    Table 24
                      General and Administrative Expenses
                          Year Ended December 31, 1997
                             (dollars in thousands)

                                                                  Percent of Net
                                                                     Interest
                                                                      Income
                                                                  --------------
Compensation and benefits................................. $  839      9.6%
Professional and outside services.........................    676      7.7%
Loan servicing............................................    741      8.4%
Office administration.....................................    299      3.4%
Other.....................................................    448      5.1%
                                                           ------     -----
Total portfolio-related expenses..........................  3,003     34.2%
                                                                      =====
Forgiveness of notes receivable from founders.............  1,083
Fees for services provided by NovaStar Mortgage...........  4,155
                                                           ------
    Total................................................. $8,241
                                                           ======

   Fees for services provided by NovaStar Mortgage during the year ended December 31, 1997 totaled $4,155,000 and the components of these are further detailed in Note 9 of the consolidated financial statements. Compensation and benefits totaled $839,000 during the year ended 1997. The number of employees and the related compensation costs increased throughout 1997 as staff was hired.

   Loan servicing costs were $741,000 for the year ended December 31, 1997 and consist primarily of the fees paid to an outside servicer while NovaStar Mortgage developed its servicing operation during the first half of the year. NovaStar Mortgage did not begin servicing NovaStar Financial's loans until July 15, 1997. The servicing fee that NovaStar Mortgage charges NovaStar Financial is based on 50 basis points on the outstanding principal when loans are securitized and a flat fee per loan prior to securitization. These fees are included as a component of the fees for services provided by NovaStar Mortgage.

   Professional and outside services include contract labor as well as fees for legal and accounting services. Management used contract labor services fairly extensively during 1997, particularly in the area of systems development. During the year ended December 31, 1997, these expenses totaled $676,000.

   Office administration during the twelve months ended December 31, 1997 were $299,000. Certain of these items were necessarily high during the start up phase.

Earnings of NFI Holding Corporation

   For the year ended December 31, 1997, NFI Holding recorded net income of $28,000, of which NovaStar Financial recorded its portion $28,000. Condensed consolidated financial statements for NFI Holding are presented in Note 123 to the consolidated financial statements.

Taxable Income (Loss)

   Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 25 is a summary of the differences between net income or loss reported for GAAP and taxable income or loss during each quarter of 1998 and 1997.

                                    Table 25
                             Taxable Income (Loss)
             Years Ended December 31, 1998 and 1997 (in thousands)

                                        1998                                1997
                          -----------------------------------  ---------------------------------
                           Fourth    Third   Second    First   Fourth    Third  Second    First
                          Quarter   Quarter  Quarter  Quarter  Quarter  Quarter Quarter  Quarter
                          --------  -------  -------  -------  -------  ------- -------  -------
Net income (loss).......  $(27,388) $ 2,394  $1,894   $1,279   $ (433)   $ 177  $(1,073)  $194
Results of NFI Holding..       529    2,447     --       273     (169)    (393)     126    408
Provision for credit
 losses.................     3,274    1,179   1,145    1,076    1,009      726      547    171
Loans charged-off.......    (2,458)  (1,762)   (675)    (518)    (140)     --       --     --
Capital losses..........    15,450      --      --       --       --       --       --     --
Other, net..............       351       95     208       (4)     296       (4)      (8)   --
                          --------  -------  ------   ------   ------    -----  -------   ----
Estimated taxable income
 (loss).................  $(10,242) $ 4,353  $2,572   $2,106   $  563    $ 506  $  (408)  $773
                          ========  =======  ======   ======   ======    =====  =======   ====

   As discussed under "Events of the Fourth Quarter 1998," NovaStar Financial executed several transactions during October 1998 that included the sale of assets and termination of hedging arrangements, which eliminated taxable income for 1998.

Interest Rate Sensitivity

   Table 26 details the interest rate sensitivity of NovaStar Financial as of December 31, 1998. A discussion of the assumptions used by management in preparing this analysis are discussed under "Risk Management"

                                    Table 26
                           Interest Rate Sensitivity
                  December 31, 1998(A) (dollars in thousands)

                                                    Basis Point Increase
                                                   (Decrease) in Interest
                                                            Rate
                                                   ---------------------------
                                                    (100)(B)  Base(C)  100(B)
                                                   -------    -------  -------
Income from:
  Assets.......................................... $80,507    $82,310  $83,966
  Liabilities..................................... (47,546)   (55,259) (63,233)
  Interest rate agreements........................  (2,244)    (2,244)     107
                                                   -------    -------  -------
Net spread income................................. $30,717    $24,807  $20,840
                                                   =======    =======  =======
Cumulative change in income from base(C).......... $ 5,910         --  $(3,967)
                                                   =======    =======  =======
Percent change from base spread income(D).........    23.8%        --    (16.0)%
                                                   =======    =======  =======
Percent change of capital(E)......................    6.77%        --    (4.54)%
                                                   =======    =======  =======

--------
(A) The securitized mortgage assets of NovaStar Financial are managed on a spread income basis.
(B) Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up or down 1%.
(C) Total change in estimated spread income, in dollars, from "base." "Base" is the estimated spread income at December 31, 1998.
(D) Total change in estimated spread income, as a percent, from base.
(E) Total change in estimated spread income as a percent of total stockholders' equity at December 31, 1998.

   Interest rate sensitivity analysis. The values under the heading "Base" are management's estimates of spread income for assets, liabilities and interest rate agreements on December 31, 1998. The values under the headings "100" and "(100)" are management's estimates of the income value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1% higher and lower. The cumulative change in income represents the change in income of assets from base, net of the change in income of liabilities and interest rate agreements from base.

   Sensitivity as of December 31, 1998. As shown in the above table, if interest rates were to decrease 1% (-100 basis points), the spread income would increase by an estimated 6.77% of capital as of December 31, 1998. If interest rates rise by 1% (+100 basis points), the spread income would decrease by an estimated 4.54% of capital as of December 31, 1998.

Liquidity and Capital Resources

   As discussed in "Events of the Fourth Quarter 1998", during October 1998, a lender withdrew access to a key financing facility. Management believes this lender experienced its own liquidity shortage as a result of global market conditions. In order to respond to the liquidity shortage and mitigate exposure to credit risk, the lender restricted its lending to subprime mortgage companies, including NovaStar. Consequently, the events and actions during the 1998 fourth quarter are important to this discussion regarding the liquidity and capital resources of NovaStar Financial.

   Liquidity means the need for, access to and uses of cash. NovaStar's primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Principal, interest and fees received on mortgage assets and residual interests on CMOs will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. Historically, NovaStar Financial demonstrated the ability to access public capital markets as a source of long-term cash resources. The events in early October 1998 changed the liquidity position of NovaStar Financial and many other subprime companies and REITs. The number of options available to NovaStar Financial with regard to financing and capital resources have been restricted.

   Actions during unfavorable market conditions in the fourth quarter 1998 were taken to restore liquidity and mitigate additional margin call risk. Although these actions resulted in a significant net loss for the 1998 fourth quarter, management believes they were necessary under the circumstances. These actions have significantly reduced the cash requirements of NovaStar Financial. The mortgage loans owned by NovaStar Financial have minimal liquidity risk as they are financed with non-recourse CMOs. Management expects that interest income on the loans will generate sufficient cash to meet financing and operating costs. NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. In the short-term, management expect to sell a substantial amount of the whole loan production of NovaStar Mortgage to generate adequate cash to meet the significant cash needs of the wholesale loan operation. NovaStar will continue to sell the majority of loans originated to third parties until sufficient capital can be efficiently raised to return to its primary business strategy of holding loans in portfolio. Management believes NovaStar can operate indefinitely in this manner, providing the level of loan originations are at or near the capacity of its production infrastructure.

   Table 27 is a summary of financing arrangements and available borrowing capacity under those arrangements as of December 31, 1998:

                                    Table 27
                              Liquidity Resources
                    December 31, 1998 (dollars in thousands)

                                  Maximum
                                 Borrowing    Value of
Resource                           Limit     Collateral Borrowings Availability
--------                         ---------   ---------- ---------- ------------
First Union National Bank (A):
  Committed warehouse line of
   credit.......................  $75,000     $31,727    $ 26,651     $5,076
  Committed secured whole loan
   repurchase agreement.........  200,000(C)  175,863     175,863         --
Residual financing available
 under CMOs.....................   18,000(C)      (B)      18,000         --
                                                         --------     ------
    Total.......................                         $220,514     $5,076
                                                         ========     ======
Total availability as a percent
 of:
    Total assets................                                        0.51%
                                                                      ======
    Total stockholders' equity..                                        5.82%
                                                                      ======

--------
(A) Value of collateral and borrowings include amounts for both NovaStar Financial and NovaStar Mortgage as they are co-borrowers under the arrangements with First Union National Bank.
(B) Management estimates the value of the residuals range from $50 to $70 million not including the value of mortgage servicing rights.
(C) During February 1999, NovaStar executed agreements increasing the whole loan repurchase agreement to $300 million and the residual financing to $20 million.

   NovaStar Mortgage continues to originate subprime mortgage loans that are expected to be sold to third parties. During the first quarter of 1999, NovaStar Mortgage issued asset-backed bonds totaling $160 million. Unlike NovaStar Financial's asset-backed bond transactions, this transaction was treated as a sale and NovaStar Mortgage recognized a gain of $1.3 million. As of December 31, 1998, NovaStar Mortgage had $209 million of subprime mortgage loans. NovaStar Mortgage provides financing for these loans through the First Union warehouse and repurchase credit facilities. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling or securitizing loans originated by NovaStar Mortgage. However, management's intent is to raise sufficient capital during the first part of 1999 to begin acquiring a majority of NovaStar Mortgage's production during the second half of 1999.

   During February 1999, NovaStar Financial and NovaStar Mortgage finalized agreements with First Union National Bank that increased total financing capacity to $395 million under the four separate facilities that are committed for one year. Financing is available under the warehouse agreement ($75 million), a master repurchase agreement ($300 million) and borrowings secured by the residual interests in CMOs ($20 million). See note 4 to the consolidated financial statements of NovaStar Financial.

   Cash activity during the years ended December 31, 1998 and 1997 are presented in the consolidated statement of cash flows.

   Capital allocation guidelines. Each quarter, management presents to the Board of Directors the results of the capital allocation guidelines compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the management to predict or hedge the risk of the asset.


   Table 28 is a summary of the capital allocation for NovaStar as they apply to mortgage assets and hedging instruments during 1998 and 1997.

                                    Table 28
                                Required Equity

                                           1998                                        1997
                         ------------------------------------------  -----------------------------------------
Category                 December 31 September 30 June 30  March 31  December 31 September 30 June 30 March 31
--------                 ----------- ------------ -------  --------  ----------- ------------ ------- --------
Mortgage loans:
 Current................   $12,648     $14,567    $21,566  $23,628     $ 6,675     $ 33,832   $22,780 $15,958
 Delinquent.............     3,918         452        601    1,200       1,600        2,376       --      --
 Securitized loans......    62,315      55,822     37,766   23,478      22,500          --        --      --
Mortgage securities.....       --       19,514     24,904   27,426      36,170       12,763    13,549   1,646
Other assets............    12,536      20,682     13,782   10,733         --           --        --      --
Hedging instruments.....      (179)       (688)      (232)    (203)      5,500          427     1,787   2,804
                           -------     -------    -------  -------     -------     --------   ------- -------
Required equity.........    91,238     110,349     98,387   86,262      72,445       49,398    38,116  20,408
Stockholders' equity....    87,204     109,848    114,875  115,798     116,489       47,036    46,337  46,202
Market value in excess
 of the carrying value
 of assets and
 hedges(A)..............     5,961       2,331     31,999   20,685         --           --        --      --
                           -------     -------    -------  -------     -------     --------   ------- -------
Excess equity...........   $ 1,927     $ 1,830    $48,487  $50,221     $44,044     $(2,362)   $ 8,221 $25,794
                           =======     =======    =======  =======     =======     ========   ======= =======

--------
(A) NovaStar Financial revised its capital allocation guidelines model during the first quarter of 1998 to include the market value in excess of the carrying value of assets and hedges as NovaStar has the ability to borrow against this excess.

Inflation

   Virtually all assets and liabilities of NovaStar Financial are financial in nature. As a result, interest rates and other factors drive company performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The financial statements of NovaStar Financial are prepared in accordance with generally accepted accounting principles and the dividends are based on taxable income. In each case, financial activities and balance sheets are measured with reference to historical cost or fair market value without considering inflation.

Impact of Recently Issued Accounting Pronouncements

   Note 1 to the consolidated financial statements describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements did not or will not have a material impact on the consolidated financial condition or results of operations. Management is currently evaluating the impact of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective beginning January 1, 2000 for NovaStar.

The Year 2000

   NovaStar is highly dependent on purchased and leased computer software to conduct business. In addition, NovaStar is highly dependent on computer software used by market counterparties and vendors, including banks, in conducting business. Management recognizes that some computer software may not have the ability to correctly identify dates beyond December 31, 1999. Successful modification of computer software, or the vendors' successful modification of their programs, to be year 2000 compliant is critical to the viability of NovaStar Financial.

   NovaStar uses three major, and a number of smaller, internal automation solutions to conduct its operations. The systems considered the most significant to operations are as follows:

  . Internally developed loan origination and database system

  . Externally provided loan servicing system

  . Purchased accounting system

   In addition, NovaStar integrates and interfaces with a number of outside entities in conducting normal business transactions. Other processes are supported by systems created internally.

   NovaStar is using the Federal Financial Institutions Examination Council's (FFIEC) "Year 2000 Project Management Awareness" document to guide its year 2000 readiness effort. Each program/system interface used by NovaStar is being reviewed and tested for year 2000 compliance. NovaStar's three-phase approach is presented below:

   In the assessment phase, management has determined which business processes/interfaces rely on dates and date arithmetic. Most business processes/interfaces rely on dates and date arithmetic. NovaStar is still working with its many market counterparties and vendors to document that they have assessed software for year 2000 compliance.

   Solution updates to non-compliant Year 2000 software should be made in the correction phase. NovaStar is requiring all market counterparties and vendors to document they have made all corrections.

   NovaStar has contacted all of its significant outside market counterparties and vendors to obtain documentation regarding their process and status for assuring year 2000 compliance. Management has asked that each party adhere to the same FFIEC guidelines and to provide documents of progress during each phase. NovaStar has received written confirmation from Alltel Residential Lending Solutions, vendor of NovaStar's servicing system, and Baan/CODA, vendor of NovaStar's accounting system, stating that the versions currently used by NovaStar are fully year 2000 compliant.

   Management has contacted its significant financial counterparty, First Union National Bank, who is completing their internal review of year 2000 compliance.

   NovaStar staff will conduct "mock" business as if it is in the year 2000 during the validation phase. During this phase, NovaStar will test all internally developed software as well as vendor software.

   Management believes the greatest risk in regards to year 2000 compliance is the software and systems used to service its subprime mortgage loans. NovaStar Mortgage services the loans owned by NovaStar Financial using systems developed by Alltel for loan servicing. If these systems fail, NovaStar Mortgage will not be able to continue on a manual basis. In this worst case scenario, loans would not be serviced until the failed system could be remedied. If the loans go "unserviced" for an extended period of time--several weeks--the result could have a material adverse impact to NovaStar.

   NovaStar is also at significant risk in the event the systems of financial institutions, on which NovaStar is relying for financing and cash management fail. In a worst case scenario, NovaStar Financial and NovaStar Mortgage may not be able to meet financial obligations during the period of failure--an unknown timeframe. The result could have a material adverse impact on NovaStar.

   NovaStar is exposed to smaller risks in the event other systems, including those developed internally, fail to perform beyond December 31, 1999. However, management believes functions, other than servicing, can be maintained on a manual basis should systems fail. Although processing and performance would be slow, risk of material adverse impact to NovaStar for these systems' failure is expected to be minimal.

   Management expects, through the completion of its year 2000 plan, the likelihood of a material business disruption is not significant. The major risks presented above involve year 2000 remediation efforts of third party vendors used by NovaStar. Based on the information provided, management believes these vendors will meet their obligation for resolution of year 2000 issues.

   Management estimates it has incurred less than $75,000 in costs to date in carrying out its year 2000 compliance plan and estimates it will spend less than $100,000 in completing the plan. However, the costs could increase dramatically if management determines that any market counterparty will not be year 2000 compliant.

Item 7A. Quantitiative and Qualitative Disclosures About Market Risk

   Information with respect to Item 305 of Regulation S-K is included in the "Business--Risk Management" section of this annual report.

Item 8. Financial Statements and Supplementary Data

                            NOVASTAR FINANCIAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
Assets                                                  ----------  ----------
Mortgage loans, net.................................... $  920,697  $  574,984
Mortgage securities--available-for-sale................        --      517,246
Accrued interest receivable............................      9,702       7,088
Due from affiliates....................................     51,528      20,701
Investment in NFI Holding Corporation..................         13       2,188
Amounts due from founders..............................      5,354         763
Assets acquired through foreclosure....................     10,583         156
Other assets...........................................      4,359       3,126
                                                        ----------  ----------
    Total assets....................................... $1,002,236  $1,126,252
                                                        ==========  ==========

Liabilities and Stockholders' Equity
Liabilities:
  Borrowings........................................... $  909,944  $1,005,560
  Dividends payable....................................      2,845         783
  Accounts payable and other liabilities...............      2,157       3,420
                                                        ----------  ----------
    Total liabilities..................................    914,946   1,009,763
Commitments and contingencies
Stockholders' equity:
  Capital stock, $0.01 par value, 50,000,000 shares
   authorized:
  Common stock, 8,130,069 and 7,828,665 shares issued
   and outstanding, respectively.......................         81          78
  Additional paid-in capital...........................    122,180     117,084
  Accumulated deficit..................................    (32,804)     (2,859)
  Accumulated other comprehensive income...............        --        4,353
  Forgivable notes receivable from founders............     (2,167)     (2,167)
                                                        ----------  ----------
    Total stockholders' equity.........................     87,290     116,489
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,002,236  $1,126,252
                                                        ==========  ==========

See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                            For the Year       For the period
                                               Ended                from
                                            December 31,     September 13, 1996
                                          -----------------    (inception) to
                                            1998     1997    December 31, 1996
                                          --------  -------  ------------------
Interest income:
  Mortgage loans......................... $ 76,751  $25,154        $   --
  Mortgage securities....................   23,996   11,807           155
                                          --------  -------        ------
Total interest income....................  100,747   36,961           155
Interest expense.........................   80,794   28,185            --
                                          --------  -------        ------
Net interest income......................   19,953    8,776           155
Provision for credit losses..............    7,430    2,453            --
                                          --------  -------        ------
Net interest income after provision for
 credit losses...........................   12,523    6,323           155
Gain (loss) on sales of securities and
 mortgage loans..........................  (14,962)      51            --
Loss on termination of interest rate
 agreements..............................   (7,977)      --
Equity in net income (loss) of NFI
 Holding Corporation.....................   (2,984)      28            --
Other income.............................    3,188      704            --
General and administrative expenses:
  Loan servicing fees paid to NovaStar
   Mortgage, Inc.........................    3,803      505            --
  Fees for other services provided by
   NovaStar Mortgage, Inc................    2,683    3,650            --
  Compensation and benefits..............    1,785      839           199
  Professional and outside services......    1,117      676           200
  Other loan servicing expenses..........    1,071      741            --
  Office administration..................      903      299            --
  Forgiveness of notes receivable from
   founders..............................       --    1,083            --
  Other..................................      247      448            58
                                          --------  -------        ------
  Total general and administrative
   expenses..............................   11,609    8,241           457
                                          --------  -------        ------
Net loss................................. $(21,821) $(1,135)       $ (302)
                                          ========  =======        ======
Basic and diluted loss per share......... $  (2.71) $ (0.26)       $(0.08)
                                          ========  =======        ======
Weighted average shares outstanding......    8,057    4,430         3,767
                                          ========  =======        ======

See notes to consolidated financial statements

                            NOVASTAR FINANCIAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except share amounts)

                                                                     Accumulated   Forgivable
                          Convertible        Additional                 Other         Notes         Total
                           Preferred  Common  Paid-in   Accumulated Comprehensive  Receivable   Stockholders'
                             Stock    Stock   Capital     Deficit      Income     from Founders    Equity
                          ----------- ------ ---------- ----------- ------------- ------------- -------------
Balance, September 13,
 1996 (inception).......     $ --      $ --   $     --   $     --      $    --       $    --      $     --
Issuance of 216,666
 shares of Common
 stock..................       --         2         --         --           --            --             2
Proceeds from private
 placement of 3,333,333
 units, net of costs of
 $3,304.................       34        --     46,662         --           --            --        46,696
Units (216,666) acquired
 with forgivable debt...        2        --      3,248         --           --        (3,250)           --
Comprehensive loss:
 Net loss...............       --        --         --       (302)          --            --          (302)
 Other comprehensive
  loss--change in
  unrealized gain
  (loss) on available-
  for-sale securities...       --        --         --         --          (16)           --           (16)
                             ----      ----   --------   --------      -------       -------      --------
   Total comprehensive
    loss................       --        --         --       (302)         (16)           --          (318)
                             ----      ----   --------   --------      -------       -------      --------
Balance, December 31,
 1996...................       36         2     49,910       (302)         (16)       (3,250)       46,380
Private placement
 issuance costs.........       --        --        (48)        --           --            --           (48)
Proceeds from initial
 public offering of
 common stock, net of
 issuance costs of
 $5,848.................      (36)       76     67,216         --           --            --        67,256
Exercise of stock
 options................       --        --          6         --           --            --             6
Dividends on convertible
 preferred stock ($0.18
 per share).............       --        --         --       (639)          --            --          (639)
Dividends on common
 stock ($0.10 per
 share).................       --        --         --       (783)          --            --          (783)
Forgiveness of founders'
 notes receivable.......       --        --         --         --           --         1,083         1,083
Comprehensive income
 (loss):
 Net loss...............       --        --         --     (1,135)          --            --        (1,135)
 Other comprehensive
  income (loss)--change
  in unrealized gain
  (loss) on available-
  for-sale securities,
  net of
  reclassification
  adjustments of $51
  for gains included in
  net loss..............       --        --         --         --        4,369            --         4,369
                             ----      ----   --------   --------      -------       -------      --------
   Total comprehensive
    income (loss).......       --        --         --     (1,135)       4,369            --         3,234
                             ----      ----   --------   --------      -------       -------      --------
Balance, December 31,
 1997...................       --        78    117,084     (2,859)       4,353        (2,167)      116,489
Initial public offering
 of common stock
 issuance costs.........       --        --        (88)        --           --            --           (88)
Exercise of stock
 options and warrants...       --         3      5,184         --           --            --         5,187
Dividends on common
 stock ($1.00 per
 share).................       --        --         --     (8,124)          --            --        (8,124)
Comprehensive loss:
 Net loss...............       --        --         --    (21,821)          --            --       (21,821)
 Other comprehensive
  loss--change in
  unrealized gain
  (loss) on available-
  for-sales securities,
  net of
  reclassification
  adjustments of
  $15,268 for losses
  included in net loss..       --        --         --         --       (4,353)           --        (4,353)
                             ----      ----   --------   --------      -------       -------      --------
   Total comprehensive
    loss................       --        --         --    (21,821)      (4,353)           --       (26,174)
                             ----      ----   --------   --------      -------       -------      --------
Balance, December 31,
 1998...................     $ --      $ 81   $122,180   $(32,804)     $    --       $(2,167)     $ 87,290
                             ====      ====   ========   ========      =======       =======      ========

See notes to consolidated financial statements

                            NOVASTAR FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the period
                                                                        from
                                                                   September 13,
                                            For the Year Ended          1996
                                               December 31,        (inception) to
                                           ----------------------   December 31,
                                             1998        1997           1996
                                           ---------  -----------  --------------
Cash flow from operating activities:
Net loss.................................  $ (21,821) $    (1,135)    $  (302)
Adjustments to reconcile net loss to cash
 provided by (used in) operating
 activities:
  Amortization of premiums on mortgage
   loans.................................      5,768        2,532          --
  Amortization of premiums on mortgage
   securities............................      1,852          908          --
  Amortization of deferred debt costs....      4,562           93          --
  Provision for credit losses............      7,430        2,453          --
  Forgiveness of notes receivable from
   founders..............................         --        1,083          --
  Equity in net loss (income) of NFI
   Holding Corporation...................      2,984          (28)         --
  Losses (gains) on sales of mortgage
   loans and securities..................     14,962          (51)         --
  Loss on terminations of interest rate
   agreements............................      7,977           --
  Change in:
    Accrued interest receivable..........     (2,614)      (7,059)        (29)
    Other assets.........................     (1,638)      (3,780)       (109)
    Other liabilities....................     (9,219)       3,223         176
                                           ---------  -----------     -------
      Net cash provided by (used in)
       operating activities..............     10,243       (1,761)       (264)
Cash flow from investing activities:
  Mortgage loans purchased from NovaStar
   Mortgage, Inc.........................   (556,158)    (417,752)         --
  Mortgage loans purchased from others...         --     (219,995)         --
  Mortgage loans sold to others..........      8,307           --          --
  Mortgage loan repayments...............    178,818       57,622          --
                                           ---------  -----------     -------
  Purchases of available-for-sale
   securities............................   (375,051)    (659,415)         --
  Settlement of amounts due to brokers...         --      (13,255)         --
  Proceeds from sales of available-for-
   sale securities.......................    705,906      110,067          --
  Proceeds from paydowns on available-
   for-sale securities...................    165,233       48,694          --
  Investment in NFI Holding Corporation..       (990)      (1,980)         --
  Net change in amounts due from NFI
   Holding Corporation...................    (30,827)     (20,701)         --
                                           ---------  -----------     -------
      Net cash provided by (used in)
       investing activities..............     95,238   (1,116,715)         --
Cash flow from financing activities:
  Proceeds from issuance of
   collateralized mortgage obligations...    665,000      424,674          --
  Payments on collateralized mortgage
   obligations...........................   (179,851)     (13,596)         --
  Debt issuance costs paid on
   collateralized mortgage obligations...     (2,821)      (2,304)         --
  Change in short-term borrowings........   (581,693)     596,693          --
  Proceeds from issuance of capital stock
   and exercise of equity instruments,
   net of offering costs.................        (54)      67,214      46,698
  Dividends paid.........................     (6,062)        (639)         --
                                           ---------  -----------     -------
      Net cash provided by (used in)
       financing activities..............   (105,481)   1,072,042      46,698
                                           ---------  -----------     -------
Net increase (decrease) in cash and cash
 equivalents.............................         --      (46,434)     46,434
Cash and cash equivalents, beginning of
 period..................................         --       46,434          --
                                           ---------  -----------     -------
Cash and cash equivalents, end of period.  $      --  $        --     $46,434
                                           =========  ===========     =======
Supplemental disclosure of cash flow
 information:
  Cash paid for interest.................  $  80,604  $    27,436     $    --
                                           =========  ===========     =======
  Note received in exchange for options
   exercised by founders.................  $   4,591  $        --     $    --
                                           =========  ===========     =======
  Dividends payable......................  $   2,845  $       783     $    --
                                           =========  ===========     =======
  Assets acquired through foreclosure....  $  17,242  $       156     $    --
                                           =========  ===========     =======
  Issuance of units acquired with
   forgivable debt.......................  $      --  $        --     $ 3,250
                                           =========  ===========     =======

                See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

Note 1. Summary of Significant Accounting Policies

   NovaStar Financial, Inc. (the Company) is a Maryland corporation formed on September 13, 1996. The Company acquires subprime mortgage loans and mortgage securities and manages the resulting portfolio of mortgage assets.
   Financial Statement Presentation The Company's financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, and establishing the fair value of its mortgage securities. While the financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ from those estimates. For example, it is possible that credit losses or prepayments could rise to levels that would adversely affect profitability if such levels were sustained for more than brief periods of time.
   The Company owns 100 percent of the common stock of three special purpose entities--NovaStar Assets Corporation, NovaStar Mortgage Funding Corporation and NovaStar Certificates Financial Corporation. The Company formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.
   The Company accounts for its investment in NFI Holding Corporation using the equity method. NovaStar Financial, Inc. owns 100 percent of the nonvoting preferred stock of NFI Holding Corporation, for which it receives 99 percent of any dividends paid by NFI Holding Corporation. The preferred stock was purchased in February 1997 for $1,980,000 and the Company contributed another $990,000 of capital to NFI Holding Corporation during 1998. NFI Holding Corporation owns 100 percent of the outstanding common stock of NovaStar Mortgage, Inc., a mortgage loan originator and servicer. NovaStar Mortgage originated a substantial portion of the subprime residential mortgage loans owned by the Company. The founders of the Company own 100 percent of the common stock of NFI Holding Corporation and serve as officers and directors of NFI Holding Corporation and NovaStar Mortgage. NFI Holding Corporation also owns 100 percent of the outstanding common stock of NovaStar Capital, Inc., which was formed to trade whole loans.
   Cash and Cash Equivalents The Company considers investments with maturities of three months or less at the date of purchase to be cash equivalents.
   Mortgage Loans Mortgage loans include loans acquired from NovaStar Mortgage and in bulk pools from other originators and securities dealers. Mortgage loans are generally purchased at a premium over the outstanding principal balance and are stated at amortized cost. Premiums are amortized and discounts accreted as yield adjustments over the estimated lives of the loans using a method that approximates the interest method. Amortization includes the effect of prepayments.
   Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management's opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes ninety days delinquent. Interest collected on non-accrual loans is recognized as income upon receipt.
   The Company maintains an allowance for credit losses at a level deemed appropriate by management. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current and projected economic conditions, the makeup of the portfolio based on credit grade, loan to value, delinquency status and other factors deemed to warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off.

                            NOVASTAR FINANCIAL, INC.

   Mortgage Securities The Company classifies all of its mortgage securities as available-for-sale and, therefore, reports them at their estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Premiums are amortized and discounts are accreted as yield adjustments over the estimated lives of the securities using a method that approximates the interest method. Amortization includes the effect of prepayments. Gains or losses on sales of securities are recognized using the specific identification method.
   Assets Acquired Through Foreclosure Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at time of acquisition are charged to the allowance for credit losses. Losses or gains from the ultimate disposition of real estate owned are charged or credited to income.
   Transfers of Assets The Company uses the financial components approach when accounting for transfers of mortgage loans in repurchase and securitization transactions. Because the Company retains control over the loans, repurchase and securitization transactions are accounted for as secured borrowings rather than as sales. The borrowings under repurchase agreements and collateralized mortgage obligations included in the accompanying consolidated balance sheets represent the remaining principal amount of funds received in the transfer.
   Stock-based Compensation Compensation expense for services the Company receives as consideration for stock issued through its employee stock option plans is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay.
   Income Taxes The Company intends to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. As a result, The Company, and its qualified REIT subsidiaries, will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of assets and sources of income. In addition, a REIT must distribute at least 95 percent of its annual taxable income to its stockholders. If in any tax year, The Company does not qualify as a REIT, it will be taxed as a corporation and distributions to stockholders will not be deductible in computing taxable income. If the Company fails to qualify as a REIT in any tax year, it will not be permitted to qualify for the succeeding four years. The most significant difference between GAAP earnings and taxable income relates to provisions for credit losses, which are not deductible for income tax purposes. The Company's non-REIT affiliate, NFI Holding Corporation files a consolidated federal income tax return with NMI.
   Earnings (Loss) Per Share Basic earnings per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. For purposes of computing basic EPS, the Company has treated the convertible preferred stock, which was converted into common stock on October 31, 1997, as if it had been converted at inception of the Company. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming that all options and warrants on the Company's common stock have been exercised, unless such exercise would be anti-dilutive.
   Financial Instruments with Off-balance-sheet Risk The Company has entered into interest rate swap and cap agreements and financial futures contracts designed to, in effect, alter the interest rates on its funding costs to more closely match the yield on interest-earning assets. Net income earned from or expense incurred on interest rate swap and cap agreements is accounted for on the accrual method and is recorded as an adjustment of interest expense. The gain or loss on early termination, sale or disposition of an interest rate swap or cap agreement is recognized in current earnings if the matched funding source is also extinguished. If the matched funding source is not extinguished, the unrealized gain or loss on the related interest rate swap or cap agreement is deferred and amortized as a component of interest expense over the remaining term of the

                            NOVASTAR FINANCIAL, INC.

matched funding source. Unmatched swap or cap agreements are recorded at fair value with changes in the unrealized gains or losses recorded in current earnings.
   Realized and unrealized gains and losses on futures contracts that meet the criteria for deferral accounting are deferred and amortized as an adjustment to interest expense over the remaining life of the underlying financial instrument. The estimated fair values of futures contracts that do not qualify for deferral accounting are recorded at fair value, with changes in their fair value recorded in current operations.
   Comprehensive Income Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. The adoption of SFAS No. 130 did not result in an adjustment to assets, liabilities, stockholders' equity or net loss.
   Segment Information Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has one reportable operating segment. The adoption of SFAS No. 131 did not result in an adjustment to assets, liabilities, stockholders' equity or net loss.
   New Accounting Pronouncements During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. Generally, SFAS No. 133 provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedge asset or liability that is attributable to the hedge risk or 2) the earnings effect of the hedge forecasted transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management is evaluating the effect of the adoption of SFAS No. 133 to have a material impact on the financial statements of the Company.
   SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise was issued by the FASB during October 1998. SFAS No. 134 amends SFAS No. 65 and 115, and requires entities to classify retained mortgage-backed securities after the securitization of mortgage loans held for sale in accordance with SFAS No. 115. However, a mortgage banking enterprise must classify as trading retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management does not expect the adoption of this standard to have a material impact on the Company's financial position and results of operations.

Note 2. Mortgage Loans

   Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31 (in thousands):

                                                               1998      1997
                                                             --------  --------
      Outstanding principal................................. $903,402  $559,436
      Net unamortized premium...............................   20,868    17,861
                                                             --------  --------
      Amortized cost........................................  924,270   577,297
      Allowance for credit losses...........................   (3,573)   (2,313)
                                                             --------  --------
                                                             $920,697  $574,984
                                                             ========  ========

                            NOVASTAR FINANCIAL, INC.

   Activity in the allowance for credit losses is as follows for the years ended December 31, 1998 and 1997 (in thousands):

                                                                  1998    1997
                                                                 ------  ------
      Balance, January 1........................................ $2,313  $  --
      Provision for credit losses...............................  7,430   2,453
      Amounts charged off, net of recoveries.................... (6,170)   (140)
                                                                 ------  ------
      Balance, December 31...................................... $3,573  $2,313
                                                                 ======  ======

   All mortgage loans serve as collateral for various borrowing arrangements as discussed in Note 4. The weighted-average interest rate on these loans at December 31, 1998 and 1997 was 10.2%.
   Collateral for 18, 12 and 8 percent of the mortgage loans outstanding as of December 31, 1998 was located in California, Florida and Washington, respectively. The Company has no other significant concentration of credit risk.

Note 3. Mortgage and Other Securities

   Mortgage securities, all classified as available-for-sale, consisted of the following as of December 31, 1997 (dollars in thousands):

                                       Weighted           Unrealized
                                       Average  Amortized -----------  Carrying
                                        Coupon    Cost     Gain  Loss   Value
                                       -------- --------- ------ ----  --------
Mortgage securities issued by:
  Federal National Mortgage
   Association........................   7.55%  $272,773  $3,394 $(32) $276,135
  Government National Mortgage
   Association........................   5.74    234,745     845  (26)  235,564
  Federal Home Loan Mortgage
   Corporation........................   7.71      5,534      13  --      5,547
                                                --------  ------ ----  --------
                                                $513,052  $4,252 $(58) $517,246
                                                ========  ====== ====  ========

   The contractual maturities of mortgage securities were approximately 28 years as of December 31, 1997. The expected maturities of mortgage securities may differ from contractual maturities since borrowers have the right to prepay the obligations.
   Gross gains and losses on sales of securities were as follows (in thousands):

                                              Year Ended    For the period from
                                             December 31,   September 13, 1996
                                             --------------   (inception) to
                                               1998    1997  December 31, 1996
                                             --------  ---- -------------------
Gross gains................................. $    222  $51           --
Gross losses................................   15,490  --            --
                                             --------  ---
Gains (losses) on the sale of mortgage and
 other securities........................... $(15,268) $51           --
                                             ========  ===

   All mortgage securities were pledged as collateral under various borrowing arrangements as described in Note 4. As of December 31, 1997, the unrealized gain on available-for-sale securities as reported on the Company's balance sheet included $159,000 in net unrealized gains on the investments of NFI Holding Corporation.

                            NOVASTAR FINANCIAL, INC.

Note 4. Borrowings

   Collateralized Mortgage Obligations (CMOs) The Company issues CMOs secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held as collateral for CMOs are recorded as assets of the Company and the CMOs are recorded as debt. Interest and principal on each CMO is payable only from principal and interest on the underlying mortgage loans collateralizing the CMO. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the CMO, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35 percent of their original amounts for issue 97-01 and 25 percent on 97-02, 98-01 and 98-02.
   Following is a summary of outstanding CMOs (dollars in thousands):

                             Collateralized
                          Mortgage Obligation               Mortgage Loans
                          -----------------------  ---------------------------------
                                                                        Estimated
                                                             Weighted    Weighted
                          Remaining     Interest   Remaining Average  Average Months
                          Principal       Rate     Principal  Coupon   to Maturity
                          -----------   ---------  --------- -------- --------------
As of December 31, 1998:
  NovaStar Home Equity
   Series:
    Issue 1997-1........  $   163,419        5.88% $166,821   10.56%        29
    Issue 1997-2........      164,496        5.88   166,544   10.37         31
    Issue 1998-1........      268,152        5.69   272,742   10.01         35
    Issue 1998-2........      300,161        5.74   301,749    9.95         38
    Unamortized debt
     issuance costs,
     net................       (4,284)        --        --      --         --
                          -----------
                          $   891,944
                          ===========
As of December 31, 1997:
  NovaStar Home Equity
   Series:
    Issue 1997-1........  $   250,262        5.95% $252,166   10.28%        35
    Issue 1997-2 (A)....      160,376        6.25   168,712   10.20         36
    Unamortized debt
     issuance costs,
     net................       (1,771)        --        --      --         --
                          -----------
                          $408,867
                          ===========

--------
(A) Excludes $50 million of additional borrowings and mortgage loans added during second closing for the transaction on January 20, 1998.

   Short-term Financing Arrangements As of December 31, 1998, the Company had a short-term financing arrangement with GMAC/Residential Funding Corporation (GMAC/RFC) secured by residual interests in the Company's CMOs. In 1998, the Company borrowed $15 million from GMAC/RFC. Under the terms of the agreement, at maturity the Company will pay principal and a $3 million financing fee. The $15 million in principal and the $3 million fee are included in borrowings in the accompanying December 31, 1998 consolidated balance sheet. In connection with the agreement, the Company issued 812,731 warrants to GMAC/RFC for the purchase of the Company's stock at $4.63 per share. Originally, the agreement matured on January 15, 1999 but was extended to February 28, 1999. Interest is payable monthly at one-month LIBOR plus five percent (10.63 percent as of December 31, 1998). The financing fee and the estimated value of the warrants ($813,000) were recognized as additional interest expense. The Company had no other short-term borrowings outstanding as of December 31, 1998.
   During 1998, the average daily balance for repurchase agreements secured by mortgage securities, repurchase agreements secured by mortgage loans, borrowings under the warehouse line of credit and other short-term borrowings were $392,859,000, $118,380,000, $14,991,000, and $3,945,000, respectively.

                            NOVASTAR FINANCIAL, INC.

   As of December 31, 1997, the Company had a $300 million master repurchase agreement with Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation. Interest on borrowings under the master repurchase agreement was paid at various rates priced in connection with respective purchases of mortgage assets.
   The Company also had a $75 million warehouse line of credit agreement with First Union National Bank. Interest on advances under the line were based on the Federal Funds rate. Other repurchase agreements were used to finance mortgage securities bear interest at market rates and mature in 30 days to one year.
   The following tables summarize the Company's short-term borrowings as of December 31, 1997 (dollars in thousands):

                                           Weighted            Average Daily
                                  Weighted Days to           Balance During the
                                  Average  Reset or              Year Ended
                                    Rate   Maturity Balance  December 31, 1997
                                  -------- -------- -------- ------------------
Repurchase agreements secured by
 mortgage securities.............   5.92%     87    $501,430      $172,829
Master repurchase agreement
 secured by mortgage loans.......   6.69      31      55,013       170,344
                                                    --------
    Total repurchase agreements..                    556,443
Warehouse line of credit.........   7.09    Demand    40,250        18,402
                                                    --------
    Total borrowings.............                   $596,693
                                                    ========

   The Company is a co-borrower with NovaStar Mortgage under warehouse lending and master repurchase agreements with First Union National Bank. The Company and NovaStar Mortgage can borrower up to $75 million under the warehouse lending agreement and $300 million under the master repurchase agreement. As of December 31, 1998, the Company had no borrowings outstanding and NovaStar Mortgage had borrowings of $203,341,000 outstanding under these arrangements. Borrowings under these arrangements are secured by mortgage loans owned by the Company or NovaStar Mortgage. The interest rate on borrowings under the warehouse lending arrangement is indexed to the Federal funds rate. Under the master repurchase agreement, borrowings are indexed to one-month LIBOR.
   On February 12, 1999, the lending agreements with First Union National Bank were renewed for a one-year term. The borrowing limit for the master repurchase agreement was increased to $200 million. Interest rate structures for borrowings under the agreements did not change. At the same time, two additional one-year agreements were executed with First Union whereby the Company and/or NovaStar Mortgage can borrow up to $20 million secured by residual interests in asset-backed bonds issued by the Company, its affiliates or subsidiaries. Borrowings under these arrangements bear interest at one-month LIBOR plus five percent. The arrangements require NovaStar to maintain minimum tangible net worth, meet equity ratio tests and comply with other customary debt covenants. The Company was in compliance with the covenants as of February 12, 1999. In connection with executing the renewals and additional agreements, the Company issued warrants to First Union to acquire 350,000 shares of NovaStar common stock for $6.94 per share. In exchange for the new warrants, First Union returned 186,667 warrants that were purchased in the Company's private placement as described in Note 7. The new warrants expire on February 12, 2002.

Note 5. Financial Instruments with Off-balance-sheet Risk

   The Company's interest rate swap and cap agreements and financial futures contracts result in off-balance-sheet risk. These instruments involve, to varying degrees, elements of credit and market risk in addition to the amount recognized in the financial statements.
   Credit Risk The Company's exposure to credit risk on interest rate swap and cap agreements is limited to the cost of replacing contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties,

                            NOVASTAR FINANCIAL, INC.

continuing review and monitoring of all counterparties, exposure reduction techniques and through legal scrutiny of agreements. Prior to engaging in negotiated derivative transactions with any counterparty, The Company has in place fully executed written agreements. Agreements with counterparties also call for full two-way netting of payments. Under such agreements, on each payment exchange date all gains and losses of a counterparty are netted into a single amount, limiting exposure to the counterparty to any net positive value.
   Financial futures contracts are exchange-traded, and, as such, credit risk is considered nominal.
   Market Risk The potential for financial loss due to adverse changes in market interest rates is a function of the sensitivity of each position to changes in interest rates, the degree to which each position can affect future earnings under adverse market conditions, the source and nature of funding for the position, and the net effect due to offsetting positions. The synthetic product of these transactions is a "matched" position for The Company. The combination of off-balance-sheet instruments with on-balance-sheet liabilities leaves The Company in a market risk position that is designed to be a better position than if the derivative had not been used in interest rate risk management. Derivatives instruments used in matched transactions as described above are classified as derivatives held for purposes other than trading. No derivatives were held for trading purposes during the periods ended December 31, 1998, 1997 and 1996.
   Other Risk Considerations The Company is cognizant of the risks involved with financial derivatives. The Company's policies and procedures seek to mitigate risk associated with the use of financial derivatives in ways appropriate to its business activities, considering its risk profile as a limited end-user.
   Information regarding the Company's financial instruments with off-balance-sheet risk is as follows.

                                                                 Weighted Average
                                    Unrealized   Weighted         Interest Rate     Accrued Interest
                          Notional ------------- Days to  Cap   ------------------ ------------------
                           Value   Gains  Losses Maturity Rate  Receivable Payable Receivable Payable
                          -------- ------ ------ -------- ----  ---------- ------- ---------- -------
As of December 31, 1998:
 Interest rate cap
  agreements............  $625,000 $1,194 $  --    709    6.27%      NA       NA        --       --
                          ======== ====== ======
As of December 31, 1997:
 Interest rate swap
  agreements--fixed rate
  pay...................  $276,000 $  --  $1,380   670      NA     5.91%    6.27%    $2,157   $2,291
 Interest rate cap
  agreements............   270,000  1,268    --    770    5.99%      NA       NA        --       --
 Financial futures
  contracts:
 Eurodollar March 1998..   200,000    --      20    77      NA       NA       NA         NA       NA
 Eurodollar June 1998...   200,000    --      46   168      NA       NA       NA         NA       NA
                          -------- ------ ------
                          $946,000 $1,268 $1,446
                          ======== ====== ======

   During the year ended December 31, 1998 and 1997, the Company recognized $2,891,000 and $1,047,000, respectively, in interest expense relating to off-balance-sheet financial instruments. The Company terminated interest rate agreements with an aggregate notional value of $469 million as a result of the sale of the Company's portfolio of mortgage securities and repayment of the related financing under repurchase agreements in 1998, incurring net losses of $7,977,000.

Note 6. Fair Value of Financial Instruments

   The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts.

                            NOVASTAR FINANCIAL, INC.

   The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                                 1998              1997
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            Value    Value    Value    Value
                                           -------- -------- -------- --------
Financial assets:
  Mortgage loans.......................... $920,697 $925,800 $574,984 $608,600
  Mortgage securities.....................      --       --   517,246  517,200
Financial liabilities:
  Collateralized mortgage obligations.....  891,944  883,000  408,867  409,300
  Other borrowings........................   18,000   18,000      --       --
  Repurchase agreements...................      --       --   556,443  556,800
  Warehouse line of credit................      --       --    40,250   40,200
  Off-balance-sheet financial
   instruments............................    1,157    1,200      --      (200)

   Market quotations were used to estimate the fair value of mortgage securities. The fair value of all other financial instruments is estimated by discounting projected future cash flows, including projected prepayments for mortgage assets, at current market rates. The fair value of cash and cash equivalents and accrued interest receivable and payable approximates its carrying value.

Note 7. Stockholders' Equity

   The Company was formed and capitalized by its founders in September 1996. In December 1996, the Company successfully completed a private placement offering of 3,549,999 units. Each unit consisted of one share of convertible preferred stock and one warrant, which entitled the holder to purchase one share of common stock for $15.00 per share. The underwriter received 100,000 warrants in addition to underwriting discounts. The Company raised $47 million in the offering, net of $3 million of offering costs. The warrants became exercisable in February 1998 and remain exercisable until February 2001 at an exercise price of $15.00 per share. During 1998, warrants to acquire 181 shares were exercised as of December 31, 1998, 3,649,818 warrants remained outstanding and exercisable.
   Included in the units issued in the Company private placement were 108,333 units acquired by each of the two founders at a price of $15.00 per unit. Payment was made by the founders delivering to the Company forgivable promissory notes, bearing interest at eight percent per annum and secured by the units acquired. Thereafter, interest is payable quarterly, upon forgiveness or at maturity of the notes on December 31, 2001. During 1998, the Company accrued interest on these notes totaling $189,000, of which the founders paid $103,000. The principal amount of the notes is divided into three equal tranches. Payment of principal on each tranche will be forgiven if certain incentive targets are achieved. These notes have been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During 1997, the Company surpassed its first incentive target resulting in the forgiveness of one-third of the notes and the recognition of compensation expense in December 1997 of $1,083,000. The Company did not meet the incentive targets in 1998 and, accordingly, no debt forgiveness occurred.
   On December 1, 1997, the Company completed the sale of its common stock in an initial public offering of 4,059,500 shares at a price of $18.00 per share. The Company raised $67 million in net proceeds from this offering. Under the provisions of the private placement agreements, the preferred stock automatically converted to common stock at the closing of the initial public offering. As a result, 3,549,999 shares of preferred stock were converted into common stock on November 4, 1997.

                            NOVASTAR FINANCIAL, INC.

Note 8. Stock Option Plan

   The Company's 1996 Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards, and dividend equivalent rights (DERs). ISOs may be granted to the officers and employees of the Company. NQSOs and awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan the number of shares available for issuance is equal to 10 percent of the Company's outstanding common stock with a current cap on ISO grants at 339,332. Unless previously terminated by the Board of Directors, the Plan will terminate on September 1, 2006.
   All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options vest over four years and expire ten years after the date of grant. The following table summarizes option activity under the 1996 Plan for 1998, 1997 and 1996, respectively:

                                 1998               1997              1996
                           ------------------ ----------------- ----------------
                                     Weighted          Weighted         Weighted
                                     Average           Average          Average
                            Shares    Price   Shares    Price   Shares   Price
                           --------  -------- -------  -------- ------- --------
Outstanding at the
 beginning of year.......   557,472   $15.22  334,332   $13.24      --      --
Granted..................   148,000     9.38  225,640    18.00  334,332  $13.24
Exercised................  (300,582)   14.51   (2,500)    2.50      --      --
Canceled.................   (21,070)   18.00      --       --       --      --
                           --------   ------  -------   ------  -------  ------
Outstanding at the end of
 year....................   383,820   $13.37  557,472   $15.22  334,332  $13.24
                           ========   ======  =======   ======  =======  ======
Exercisable at the end of
 year....................    61,625   $15.70  298,082   $14.61      --   $  --
                           ========   ======  =======   ======  =======  ======

   Certain options granted during 1998, 1997, and 1996 were granted with DERs. Under the terms of the DERs, a recipient is entitled to receive additional shares of stock upon the exercise of options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend date. The accrued DERs convert to shares based on the stock's fair value on the dividend declaration date. Certain options exercised in 1998 had DERs attached to them. As a result of these exercises, an additional 641 shares of common stock were issued in 1998. No DERs were converted to common stock upon the exercise of options in 1997 and 1996. As discussed in Note 9, the Company's two founders exercised options to acquire 289,332 shares of common stock in 1998.

   The following table presents information on stock options outstanding as of December 31, 1998.

                                  Outstanding             Exercisable
                         ----------------------------- -----------------
                                   Weighted
                                    Average
                                   Remaining  Weighted          Weighted
                                  Contractual Average           Average
                                     Life     Exercise          Exercise
                         Quantity   (years)    Price   Quantity  Price
                         -------- ----------- -------- -------- --------
$0.01-$2.50.............  31,250      7.9      $ 1.90    8,750   $ 1.79
$6.38................... 108,000     10.0        6.38      --       --
$17.01-$20.81........... 244,570      8.9       17.92   52,875    18.00
                         -------     ----      ------   ------   ------
Outstanding at the end
 of year................ 383,820      9.1      $13.37   61,625   $15.70
                         =======     ====      ======   ======   ======

                            NOVASTAR FINANCIAL, INC.

   In accordance with generally accepted accounting principles, the Company has chosen to not record the fair value of stock options at their grant date. If recorded, the expense would not have been material and the Company's diluted loss per share for 1998, 1997 and 1996 would have been unchanged. The following table summarizes the weighted average fair value of the options granted during 1998, 1997 and 1996, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

                                                             1998   1997  1996
                                                             -----  ----  -----
      Weighted average:
        Fair value.......................................... $4.59  $--   $0.18
        Expected life in years..............................     5    7       5
        Annual risk-free interest rate......................   5.1% 6.5%    7.0%
        Volatility..........................................   4.0   --      --
        Dividend yield......................................   5.0% 8.0%     --

Note 9. Related Party Transactions

   The Company and NovaStar Mortgage, Inc. are parties to a mortgage loan purchase and sale agreement, an administrative services outsourcing agreement and loan servicing agreements. Under the terms of the mortgage loan purchase and sale agreement, the Company purchases mortgage loans originated by NovaStar Mortgage at prices that vary with the nature and terms of the underlying mortgage loans. The agreement was modified effective January 1, 1998 to include a purchase commitment fee. If NovaStar Mortgage chooses to retain the mortgage loans it originates or sell them to third parties, it pays a fee to the Company for not delivering its loan production under the purchase commitment. During 1998, NovaStar Mortgage originated $877 million, of which the Company acquired approximately $500 million. During 1997, NovaStar Mortgage originated $735 million in subprime mortgage loans, all acquired by the Company.
   Under the outsourcing services agreement, the Company pays NovaStar Mortgage a fee for providing certain services, including the development of loan products, underwriting, funding, and quality control. Under the terms of loan servicing agreements, NovaStar Mortgage services loans owned by the Company. Individual agreements have been executed for each pool of loans serving as collateral for the Company's CMOs. A separate agreement exists between the Company and NovaStar Mortgage for those loans that do not serve as collateral for CMOs.

   Following is a summary of the fees, in thousands, paid to and received from NovaStar Mortgage.

                                                                  Year Ended
                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
      Amounts paid to NovaStar Mortgage:
        Administrative fees..................................... $7,800  $3,650
        Loan servicing fees.....................................  3,803     505
      Amounts received from NovaStar Mortgage--purchase
       commitment fee........................................... (5,117)     --
                                                                 ------  ------
                                                                 $6,486  $4,155
                                                                 ======  ======

   As discussed in Note 8, during 1998 the founders of the Company exercised options to acquire 289,332 shares of common stock. In payment for the acquired common stock, the founders issued notes payable to the Company. Unpaid principal on the notes was $4,340,000 as of December 31, 1998. During 1998, the Company accrued interest of $220,000 and the founders paid $78,000 in interest on these notes.
   As discussed in Note 7, during 1997 the founders issued notes payable to the Company for the units acquired in the Company's private placement offering of capital stock. In accordance with the terms of the

                            NOVASTAR FINANCIAL, INC.

private placement, the Company agreed to advance funds for the payment of the founders' personal tax liability arising from the forgiveness of the private placement notes receivable. The founders have issued notes payable to the Company for the repayment of the tax liability and interest accrued on forgivable notes through December 31, 1997. Unpaid principal on the notes was $843,000 and $763,000 as of December 31, 1998 and 1997, respectively. During 1998, the Company accrued interest on these amounts totaling $47,000 and the founders paid interest totaling $18,000 on these notes.
   Interest on notes due from founders accrues monthly at one-month LIBOR plus one percent (6.54 percent as of December 31, 1998) and is payable quarterly. The notes mature on the earlier of the founder's employment termination or their sale of the common stock. Common stock of the Company owned by the founders serves as collateral for the notes. The aggregate amounts due under these arrangements was $5,354,000 and $763,000 as of December 31, 1998 and 1987, respectively, and are included as amounts due from founders in the Company's consolidated balance sheets.

Note 10. Income Taxes

   The Company has elected to be taxed as a REIT and accordingly has deducted for income tax purposes, all dividends paid on its common and preferred stock. Because the Company has paid or will pay dividends in amounts approximating its taxable income or has a taxable loss, no provision for income taxes has been provided in the accompanying financial statements for the years ended December 31, 1998 and 1997.

Note 11. Commitments and Contingencies

   A dividend of $0.35 per share was declared by the Board of Directors during September 1998 to be paid to stockholders of record on October 15, 1998. Subsequently, the dividend was deferred and is scheduled for payment on April 15, 1999.
   In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company's financial condition or results of operations.
   The Company leases facilities and equipment under operating leases. Rent expense and future obligations under these leases are not material to the financial statements.

                            NOVASTAR FINANCIAL, INC.

Note 12. Condensed Financial Statements of NFI Holding Corporation

   NFI Holding Corporation and its subsidiary, NovaStar Mortgage had no operations, revenues or expenses prior to February 1997, when NovaStar Mortgage began originating subprime mortgage loans through a network of wholesale brokers and correspondents. Effective July 15, 1997, NovaStar Mortgage began servicing mortgage loans on behalf of the Company. NFI Holding Corporation has no operations of its own and, therefore, its consolidated financial statements generally reflect the operations of NovaStar Mortgage. Following are the condensed consolidated balance sheet and statement of operations of NFI Holding Corporation for 1998 and 1997 (in thousands):

                            NFI Holding Corporation
                     Condensed Consolidated Balances Sheets

                                                                 December 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
      Assets
        Cash and cash equivalents............................. $  5,759 $   --
        Restricted cash.......................................   33,007  20,424
        Mortgage loans........................................  216,839     --
        Mortgage securities...................................      --   55,195
        Other assets..........................................    4,492   1,675
                                                               -------- -------
          Total assets........................................ $260,097 $77,294
                                                               ======== =======
      Liabilities and Stockholders' Equity
      Liabilities:
        Borrowings............................................ $203,341 $53,490
        Due to NovaStar Financial, Inc........................   51,528  20,701
        Accounts payable and other liabilities................    5,215     915
        Stockholders' equity..................................       13   2,188
                                                               -------- -------
          Total liabilities and stockholders' equity.......... $260,097 $77,294
                                                               ======== =======

                            NFI Holding Corporation
                Condensed Consolidated Statements of Operations

                                                            For the period from
                                                             February 6, 1997
                                             Year Ended       (inception) to
                                          December 31, 1998  December 31, 1997
                                          ----------------- -------------------
Interest income..........................      $11,812            $1,136
Interest expense.........................        7,501               945
                                               -------            ------
  Net interest income....................        4,311               191
Other income:
  Fees from third parties................        2,829             1,271
  Fees received from, net of paid to,
   NovaStar Financial, Inc...............        6,486             4,155
  Net gain on sales of mortgage assets...        3,148               --
                                               -------            ------
    Total other income...................       12,463             5,426
General and administrative expenses......       19,789             5,569
                                               -------            ------
Net income (loss) before taxes...........       (3,015)               48
Income tax expense.......................          --                 20
                                               -------            ------
Net income (loss)........................      $(3,015)           $   28
                                               =======            ======

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NovaStar Financial, Inc.:

   We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the period from September 13, 1996 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaStar Financial, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the period from September 13, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

KPMG LLP

Kansas City, Missouri
January 29, 1999, except for
 the last paragraph of Note 4,
 as to which the date is
 February 12, 1999

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated on or about March 25, 1999, for the Annual Meeting of Shareholders to be held at 10 a.m., June 9, 1999, Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

Item 11. Executive Compensation

   Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated on or about March 25, 1999, for the Annual Meeting of Shareholders to be held at 10 a.m., June 9, 1999, Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated on or about March 25, 1999, for the Annual Meeting of Shareholders to be held at 10 a.m., June 9, 1999, Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

Item 13. Certain Relationships and Related Transactions.

   Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated on or about March 25, 1999, for the Annual Meeting of Shareholders to be held at 10 a.m., June 9, 1999, Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

    (1) The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

    (2) The required financial statement schedules are omitted because they are not applicable to NovaStar Financial.

(b) Reports on Form 8K

   NovaStar Financial, Inc. has filed the following Form 8-K's during the fourth quarter of 1998 and the first quarter of 1999:

  . Regarding announcement of current market conditions and postponement of the third quarter dividend filed on October 12, 1998.

  . Regarding announcement of $15 million 90-day committed secured financing agreement to address immediate liquidity needs filed on October 13, 1998.

  . Regarding announcement of steps taken to address immediate liquidity need filed on October 15, 1998.

  . Regarding final term Loan and Security Agreement, between Novastar
    Certificates Financing Corporation and Residential Funding Corporation and related agreements filed on December 22, 1998.

  . Regarding the announcement of the financing arrangement with First Union
    National Bank and the filing of the material financing documents filed on February 23, 1999.

(c) Exhibit Listing

     Exhibit
       No.                         Description of Document
     -------                       -----------------------
      3.1*   Articles of Amendment and Restatement of the Registrant
      3.2*   Articles Supplementary of the Registrant
      3.3*   Bylaws of the Registrant
      4.1*   Specimen Common Stock Certificate
      4.2*   Specimen Warrant Certificate
     10.1*   Purchase Terms Agreement, dated December 6, 1996, between the
             Registrant and the Placement Agent.
     10.2*   Registration Rights Agreement, dated December 9, 1996, between the
             Registrant and the Placement Agent.
     10.3*   Warrant Agreement, dated December 9, 1996, between the Registrant and the Holders of the Warrants Acting Through the Registrant as
             the Initial Warrant Agent.
     10.4*   Founders Registration Rights Agreement, dated December 9, 1996, between the Registrant and the original holders of Common Stock of the Registrant.
     10.5*   Commitment Letter dated October 3, 1996 from General Electric
             Capital Group accepted by the Registrant.
     10.6*   Form of Master Repurchase Agreement for mortgage loan financing
     10.7*   Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar
             Mortgage, Inc. and the Registrant.

     Exhibit
       No.                         Description of Document
     -------                       -----------------------
     10.7a*  Amendment No. 6 dated as of February 12, 1999 to Mortgage Loan
             Warehousing Agreement dated as of February 20, 1997 between First
             Union National Bank and Registrant.
     10.8*   Employment Agreement, dated September 30, 1996, between the
             Registrant and Scott F. Hartman.
     10.9*   Employment Agreement, dated September 30, 1996, between the
             Registrant and W. Lance Anderson.
     10.10*  Promissory Note by Scott F. Hartman to the Registrant, dated
             December 9, 1996.
     10.11*  Promissory Note by W. Lance Anderson to the Registrant, dated
             December 9, 1996.
     10.12*  Stock Pledge Agreement between Scott F. Hartman and the
             Registrant, dated December 9, 1996.
     10.13*  Stock Pledge Agreement between W. Lance Anderson and the
             Registrant, dated December 9, 1996.
     10.14*  1996 Executive and Non-Employee Director Stock Option Plan, as
             last amended December 6, 1996.
     10.15*  Administrative Services Outsourcing Agreement, dated June 30,
             1997, between the Registrant and NovaStar Mortgage, Inc.
     10.16*  Mortgage Loan Sale and Purchase Agreement, dated as of June 30,
             1997, between the Registrant and NovaStar Mortgage, Inc.
     10.17*  Flow Loan Subservicing Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.
     10.18*  Certificate of Incorporation of NFI Holding Corporation.
     10.19*  Agreement of Shareholders of Common Stock NFI Holding Corporation.
     10.20*  Term Loan and Security Agreement between NovaStar Certificates
             Financing Corporation and Reliance Funding Corporation dated as of
             October 13, 1998 and related agreements including Guaranty of even date by Registrant.
     10.21*  Addendum to Master Repurchase Agreement dated as of February 12,
             1999 among NovaStar Financial, Inc., NovaStar Capital, Inc. and
             NovaStar Mortgage, Inc., as sellers, and First Union National
             Bank, as buyer.
     10.22*  Form of Addendum to Master Repurchase Agreement dated as of
             February 12, 1999 between Registrant's taxable affiliate, as seller, and First Union Bank, as buyer, with respect to the residual interest on certain asset-backed bonds.
     10.23*  Warrant Agreement dated as of February 12, 1999 between the
             Registrant and First Union National Bank.
     11.1    Statement regarding computation of per share earnings.
     21.1*   Subsidiaries of the Registrant (set forth in Form 10-K).
     23.1*   Consent of Tobin & Tobin, a professional corporation.
     23.2*   Consent of Piper & Marbury, LLP
     23.3*   Consent of Jeffers, Wilson, Shaff & Falk, LLP
     23.4    Consent of KPMG, LLP
     27.1    Financial Data Schedule

--------
*Previously filed.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. NovaStar Financial's annual report and proxy material to shareholders will be furnished to securityholders subsequent to this filing.

                                          NovaStar Financial, Inc.
                                          (Registrant)

             Signature                           Title                    Date
             ---------                           -----                    ----
/s/ Scott F. Hartman                 Chairman of the Board of        March 12, 1999
____________________________________  Directors and Chief
Scott F. Hartman                      Executive Officer

/s/ W. Lance Anderson                President, Chief Operating      March 12, 1999
____________________________________  Officer and Director
W. Lance Anderson

/s/ Mark J. Kohlrus                  Senior Vice President and       March 12, 1999
____________________________________  Chief Financial Officer
Mark J. Kohlrus

/s/ Rodney E. Schwatken              Vice President, Controller      March 12, 1999
____________________________________  and Assistant Treasurer
Rodney E. Schwatken                   (Chief Accounting Officer)

/s/ Edward W. Mehrer                 Director                        March 12, 1999
____________________________________
Edward W. Mehrer

/s/ Gregory T. Barmore               Director                        March 12, 1999
____________________________________
Gregory T. Barmore

/s/ Bart O. Johnson                  Director                        March 12, 1999
____________________________________
Bart O. Johnson