Form 10-Q/A
period 1998-09-30
NOVASTAR FINANCIAL INC
filed 1999-04-01
CIK 1025953

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-Q/A
                                   Amendment
                                     No. 3
                                      to
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     The significant increase in the net loss of NFI Holding for the nine months ended September 30, 1998 compared with the same period of 1997 is for the following reasons:

     . During the last half of 1998, NovaStar Mortgage retained its mortgage loan production to sell to third parties versus selling them to NovaStar Financial. Prior to this point in time, NovaStar Financial acquired 100% of NovaStar Mortgage's wholesale loan production. Accordingly, NovaStar Mortgage recognized $1.7 million in net interest income on these loans for the nine months ended September 30, 1998.

     . NovaStar Mortgage paid NovaStar Financial commitment fees aggregating
       $3.8 million for the nine months ended September 30, 1998. No commitment fees were paid to NovaStar Financial for the same period of 1997. As discussed under "Fees from NovaStar Mortgage, Inc.", NovaStar Mortgage is required to pay NovaStar Financial a commitment fee when it does not sell its mortgage loan production to NovaStar Financial. These fees are netted against services provided to NovaStar Financial Inc., as included in NFI Holding Corporation's Statement of Operations in Table XXV.

     . Servicing fees NovaStar mortgage received from NovaStar Financial increased from $68,000 during the nine months ended September 30, 1997 to $4.1 million for the same period of 1998. These fees are included as a component of services provided to NovaStar Financial, Inc. as detailed in NFI Holding Corporation's Statement of Operations in Table XXV. This increase is partly due to NovaStar Mortgage did not begin servicing NovaStar Financial's loans until July 15,1997 whereas NovaStar Mortgage serviced NovaStar Financial's loans for all of 1998. The increase is also due to the growth in NovaStar Financial's mortgage loan portfolio during the two periods. The servicing fee is based on 50 basis points on the outstanding principal balance when loans are securitized and a flat fee per loan prior to securitization.

     . Outsourcing fees increased from $2.5 million during the nine months ended
       September 30, 1997 to $5.7 million during the same period of 1998. As discussed under "General and Administrative Expenses", the increase in this fee is a result of the growth in the extent of services required as well as higher loan volumes. These fees are included as a component of services provided to NovaStar Financial, Inc. as detailed in NFI Holding Corporation's Statement of Operations in Table XXV.

     . During the nine month period ended September 30, 1998, NovaStar Mortgage recognized net gains of $1.0 million on the sale of $25 million of subprime residential mortgage loan production. NovaStar Mortgage did not sell any of its mortgages assets during the same period of 1997.

     . General and administration expenses increased from $12.3 million for the nine months ended September 30, 1997 to $12.3 million for the same period of 1998. This increase corresponds to the growth in NovaStar Mortgage's wholesale loan origination volume during the same periods.

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

NOVASTAR FINANCIAL, INC.

DATE: April 1, 1999                      /s/ Rodney E. Schwatken
                                         -----------------------
                                         Rodney E. Schwatken
                                         Vice President, Controller and
                                         Assistant Treasurer
                                         (Principal Accounting Officer)