Form 10-K405/A
period 1998-12-31
NOVASTAR FINANCIAL INC
filed 1999-04-01
CIK 1025953

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

Market in Which NovaStar Operates and Competition

   In the November 16, 1998 issue of National Mortgage News, NovaStar Mortgage was ranked number 15 in subprime mortgage lenders based on mortgage lending volume for the nine months ended September 30, 1998. Based on market capitalization, as published in National Mortgage News, NovaStar Financial ranked number 16 of 24 publicly traded subprime lenders. Management's research of the asset size of these companies indicated NovaStar Financial ranks number 11 of the 24.

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

   Historical rates of prepayment experienced on the loans owned by NovaStar Financial are shown in Table 9 of "Management's Discussion and Analysis of Financial Condition and Results of Operations." These speeds represent the actual weighted average rate of prepayment for all loans in each securitized pool. As shown in Table 9, the historical prepayment rates on loans that have been held in portfolio for shorter periods are slower than the estimated prepayment rates projected in the interest rate sensitivity analysis as described in the preceding paragraph. However, this table also indicates that as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

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

   Prepayment rates in the table below represent the percent of loan principal that pre-pays in the most recent one, three and twelve month periods and over the life of the pool of loans. Percents are presented on an annual basis. For instance, 44.2%, on an annual basis, of the principal of the loans collateralizing CMO issue 1997-1 pre-paid during December 1998. Percentages for the life of the pool represent the percent that has paid off since the loans were pooled as collateral for the CMO. Virtually all loans are used as collateral for CMOs and NovaStar does not monitor prepayment speeds for loans not financing CMOs.

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

                                    Table 25
                             Taxable Income (Loss)
             Years Ended December 31, 1998 and 1997 (in thousands)

                                        1998                                1997
                          -----------------------------------  ---------------------------------
                           Fourth    Third   Second    First   Fourth    Third  Second    First
                          Quarter   Quarter  Quarter  Quarter  Quarter  Quarter Quarter  Quarter
                          --------  -------  -------  -------  -------  ------- -------  -------
Net income (loss).......  $(27,388) $ 2,394  $1,894   $1,279   $ (433)   $ 177  $(1,073)  $194
Results of NFI Holding..       529    2,447     --       273     (169)    (393)     126    408
Provision for credit
 losses.................     4,030    1,179   1,145    1,076    1,009      726      547    171
Loans charged-off.......    (3,214)  (1,762)   (675)    (518)    (140)     --       --     --
Capital losses..........    15,450      --      --       --       --       --       --     --
Other, net..............       351       95     208       (4)     296       (4)      (8)   --
                          --------  -------  ------   ------   ------    -----  -------   ----
Estimated taxable income
 (loss).................  $(10,242) $ 4,353  $2,572   $2,106   $  563    $ 506  $  (408)  $773
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
                             ====      ====   ========   ========      =======       =======      ========

See notes to consolidated financial statements

                            NOVASTAR FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the period
                                                                        from
                                                                   September 13,
                                            For the Year Ended          1996
                                               December 31,        (inception) to
                                           ----------------------   December 31,
                                             1998        1997           1996
                                           ---------  -----------  --------------
Cash flow from operating activities:
Net loss.................................  $ (21,821) $    (1,135)    $  (302)
Adjustments to reconcile net loss to cash
 provided by (used in) operating
 activities:
  Amortization of premiums on mortgage
   loans.................................      5,768        2,532          --
  Amortization of premiums on mortgage
   securities............................      1,852          908          --
  Amortization of deferred debt costs....      4,562           93          --
  Provision for credit losses............      7,430        2,453          --
  Forgiveness of notes receivable from
   founders..............................         --        1,083          --
  Equity in net loss (income) of NFI
   Holding Corporation...................      2,984          (28)         --
  Losses (gains) on sales of mortgage
   loans and securities..................     14,962          (51)         --
  Loss on terminations of interest rate
   agreements............................      7,977           --
  Change in:
    Accrued interest receivable..........     (2,614)      (7,059)        (29)
    Other assets.........................     (1,638)      (3,780)       (109)
    Other liabilities....................     (9,219)       3,223         176
                                           ---------  -----------     -------
      Net cash provided by (used in)
       operating activities..............     10,243       (1,761)       (264)
Cash flow from investing activities:
  Mortgage loans purchased from NovaStar
   Mortgage, Inc.........................   (556,158)    (417,752)         --
  Mortgage loans purchased from others...         --     (219,995)         --
  Mortgage loans sold to others..........      8,307           --          --
  Mortgage loan repayments...............    178,818       57,622          --
  Purchases of available-for-sale
   securities............................   (375,051)    (659,415)         --
  Settlement of amounts due to brokers...         --      (13,255)         --
  Proceeds from sales of available-for-
   sale securities.......................    705,906      110,067          --
  Proceeds from paydowns on available-
   for-sale securities...................    165,233       48,694          --
  Investment in NFI Holding Corporation..       (990)      (1,980)         --
  Net change in amounts due from NFI
   Holding Corporation...................    (30,827)     (20,701)         --
                                           ---------  -----------     -------
      Net cash provided by (used in)
       investing activities..............     95,238   (1,116,715)         --
Cash flow from financing activities:
  Proceeds from issuance of
   collateralized mortgage obligations...    665,000      424,674          --
  Payments on collateralized mortgage
   obligations...........................   (179,851)     (13,596)         --
  Debt issuance costs paid on
   collateralized mortgage obligations...     (2,821)      (2,304)         --
  Change in short-term borrowings........   (581,693)     596,693          --
  Proceeds from issuance of capital stock
   and exercise of equity instruments,
   net of offering costs.................        (54)      67,214      46,698
  Dividends paid.........................     (6,062)        (639)         --
                                           ---------  -----------     -------
      Net cash provided by (used in)
       financing activities..............   (105,481)   1,072,042      46,698
                                           ---------  -----------     -------
Net increase (decrease) in cash and cash
 equivalents.............................         --      (46,434)     46,434
Cash and cash equivalents, beginning of
 period..................................         --       46,434          --
                                           ---------  -----------     -------
Cash and cash equivalents, end of period.  $      --  $        --     $46,434
                                           =========  ===========     =======
Supplemental disclosure of cash flow
 information:
  Cash paid for interest.................  $  80,604  $    27,436     $    --
                                           =========  ===========     =======
  Note received in exchange for options
   exercised by founders.................  $   4,591  $        --     $    --
                                           =========  ===========     =======
  Dividends payable......................  $   2,845  $       783     $    --
                                           =========  ===========     =======
  Assets acquired through foreclosure....  $  17,242  $       156     $    --
                                           =========  ===========     =======
  Issuance of units acquired with
   forgivable debt.......................  $      --  $        --     $ 3,250
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

                                          NovaStar Financial, Inc.
                                          (Registrant)

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ Rodney E. Schwatken              Vice President, Controller      April 1, 1999
____________________________________  and Assistant Treasurer
Rodney E. Schwatken                   (Chief Accounting Officer)