Form 10-Q
period 1999-03-31
NOVASTAR FINANCIAL INC
filed 1999-05-12
CIK 1025953

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               For the transition period from        to       .

                       Commission File Number: 001-13533

                           NovaStar Financial, Inc.
            (Exact name of registrant as specified in its charter)

                               ----------------

               Maryland                               74-2830661
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                                                        66205
          1901 W. 47th Place,                         (Zip Code)
        Suite 105, Westwood, KS

    (Address of principal executive
               offices)
                                (913) 362-1090
             (Registrant's telephone number, including area code)

                               ----------------

   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of May 10, 1999 was 8,130,069.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            NOVASTAR FINANCIAL, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:
         Balance Sheets.........................................................................    1
         Statements of Operations...............................................................    2
         Statements of Cash Flows...............................................................    3
         Notes..................................................................................    4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    6
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................   38
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...................................................................... II-1
Item 2.  Changes in Securities.................................................................. II-1
Item 3.  Defaults Upon Senior Securities........................................................ II-2
Item 4.  Submission of Matters to a Vote of Security Holders.................................... II-2
Item 5.  Other Information...................................................................... II-2
Item 6.  Exhibits and Reports on Form 8-K....................................................... II-2
         Signatures............................................................................. II-3

                            NOVASTAR FINANCIAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                               March 31, 1999 December 31, 1998
                                               -------------- -----------------
                                                (unaudited)
Assets
  Cash and cash equivalents...................    $  2,403       $      --
  Mortgage loans, net.........................     847,744          920,697
  Accrued interest receivable.................       9,357            9,702
  Due from affiliates.........................      61,071           51,528
  Investment in NFI Holding Corporation.......       2,147               13
  Assets acquired through foreclosure.........      14,173           10,583
  Amounts due from founders...................       5,561            5,354
  Other assets................................       1,867            4,359
                                                  --------       ----------
    Total assets..............................    $944,323       $1,002,236
                                                  ========       ==========
Liabilities and Stockholders' Equity
Liabilities:
  Collateralized mortgage obligations.........    $819,899       $  891,944
  Residual interest financing.................         --            18,000
  Dividends payable...........................       2,876            2,845
  Accounts payable and accrued expenses.......       1,836            2,157
                                                  --------       ----------
    Total liabilities.........................     824,611          914,946
Stockholders' equity:
  Capital stock, $0.01 par value, 50,000,000
   shares
   authorized:
  Preferred stock, 4,285,714 shares of Class B
   7% cumulative convertible preferred
   stock issued and outstanding as of
   March 31, 1999 with a redemption and
   liquidation value of $7 per share..........          43              --
  Common stock, 8,130,069 shares issued and
   outstanding................................          81               81
  Additional paid-in capital..................     151,247          122,180
  Accumulated deficit.........................     (31,108)         (32,804)
  Accumulated other comprehensive income......       1,616              --
  Forgivable notes receivable from founders...     ( 2,167)          (2,167)
                                                  --------       ----------
    Total stockholders' equity................     119,712           87,290
                                                  --------       ----------
    Total liabilities and stockholders'
     equity...................................    $944,323       $1,002,236
                                                  ========       ==========

                See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited; in thousands, except per share amounts)

                                                                For the Three
                                                                Months Ended
                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
Interest income:
  Mortgage loans.............................................. $19,550  $14,550
  Mortgage securities.........................................     --     9,364
                                                               -------  -------
Total interest income.........................................  19,550   23,914
Interest expense..............................................  13,209   18,442
                                                               -------  -------
Net interest income...........................................   6,341    5,472
Provision for credit losses...................................   2,299    1,076
                                                               -------  -------
Net interest income after provision for credit losses.........   4,042    4,396
Other income..................................................     935      364
Equity in earnings (loss) of NFI Holding Corporation..........     551     (271)
General and administrative expenses:
  Loan servicing fees paid to NovaStar Mortgage, Inc..........   1,115      630
  Fees for other services provided by NovaStar Mortgage,
   Inc........................................................   1,050    1,500
  Compensation and benefits...................................     585      436
  Professional and outside services...........................     332       56
  Other loan servicing expenses...............................     470       44
  Forgiveness of notes receivable from founders...............     --       271
  Office administration.......................................     208      181
  Other.......................................................      42       92
                                                               -------  -------
    Total general and administrative expenses.................   3,802    3,210
                                                               -------  -------
Net income.................................................... $ 1,726  $ 1,279
                                                               =======  =======
Preferred stock dividends.....................................     (31)     --
                                                               -------  -------
Income available to common stockholders....................... $ 1,695  $ 1,279
                                                               =======  =======
Basic earnings per common share............................... $  0.21  $  0.16
                                                               =======  =======
Diluted earnings per common share............................. $  0.20  $  0.15
                                                               =======  =======
Dividends declared per common share........................... $   --   $  0.30
                                                               =======  =======

                See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited; in thousands)

                                                              For the Three
                                                                 Months
                                                             Ended March 31,
                                                            ------------------
                                                             1999      1998
                                                            -------  ---------
Net cash provided by operating activities                   $ 5,812  $   2,913
Cash flow from investing activities:
  Mortgage loans purchased from NovaStar Mortgage, Inc.....     --    (208,632)
  Mortgage loan repayments.................................  57,029     22,515
  Mortgage loans sold to others............................   4,545        --
  Sales of assets acquired through foreclosure.............   3,757        --
  Purchases of available-for-sale securities...............     --    (293,992)
  Proceeds from sales of available-for-sale securities.....     --     315,573
  Proceeds from paydowns on and maturities of available-
   for-sale securities.....................................     --      63,892
  Net change in amounts due from affiliates................  (7,427)    (3,570)
                                                            -------  ---------
  Net cash provided by (used in) investing activities......  57,904   (104,214)
Cash flow from financing activities:
  Proceeds from issuing collateralized mortgage
   obligations.............................................     --      50,000
  Payments on collateralized mortgage obligations.......... (72,395)   (29,324)
  Debt issuance costs paid on collateralized mortgage
   obligations.............................................     --        (367)
  Change in short-term borrowings.......................... (18,029)    85,646
  Proceeds from issuance of capital stock and exercise of
   equity instruments,
   net of offering costs of 1,240..........................  29,111          7
  Dividends paid...........................................     --        (783)
                                                            -------  ---------
  Net cash provided by (used in) financing activities...... (61,313)   105,179
                                                            -------  ---------
  Net increase in cash and cash equivalents................   2,403      3,878
  Cash and cash equivalents, beginning of period...........     --         --
  Cash and cash equivalents, end of period................. $ 2,403  $   3,878
                                                            =======  =========
Supplemental disclosure of cash flow information:
  Note received in exchange for options exercised by
   founders................................................ $   --   $   4,340
                                                            =======  =========
  Cash paid for interest................................... $13,487  $  18,543
                                                            =======  =========
  Dividends payable........................................ $ 2,876  $   2,436
                                                            =======  =========
  Assets acquired through foreclosure...................... $ 7,270  $   1,524
                                                            =======  =========

                See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)

Note 1. Financial Statement Presentation

   The consolidated financial statements as of and for the periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments have been made which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial's annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1998.

   NovaStar Financial owns 100 percent of the common stock of three special purpose entities NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. NovaStar Financial formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of NovaStar Financial include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

   NovaStar Financial owns 100 percent of the preferred stock of NFI Holding Corporation for which it receives 99 percent of any dividends paid by NFI Holding. The founders of NovaStar Financial own the voting common stock of NFI Holding. NovaStar Mortgage, Inc. and NovaStar Capital, Inc. are wholly owned subsidiaries of NFI Holding. NovaStar Mortgage Funding Corporation II and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. NovaStar Financial accounts for its investment in Holding using the equity method.

Note 2. Stockholders' Equity

   In March 1999, NovaStar Financial issued 4,285,714 shares of Class B 7% cumulative convertible preferred stock. The preferred shares have no voting rights, are senior to any other class of NovaStar Financial capital stock and have a stated and liquidation value of $7 per share. Each holder of the preferred stock is entitled to quarterly dividends that accrue at 7% per annum on the stated value. Holders of the Class B preferred shares have the right, at any time, to convert all or a portion of their preferred stock into an equal number of shares of common stock. NovaStar Financial has the right to redeem the Class B preferred stock at any time on or after March 31, 2002 at a price of $7.00 per share, payable in cash.

   Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Currently, the only component of comprehensive income for NovaStar Financial is the net change in the unrealized gain (loss) on available-for-sale securities. Following is a summary of comprehensive income for the three months ended March 31, 1999 and 1998.

                                                           For the Three Months
                                                             Ended March, 31
                                                           --------------------
                                                             1999       1998
                                                           --------------------
   Net income............................................. $   1,726 $    1,279
   Other comprehensive income--net change in unrealized
    gain (loss) on available-for-sale securities..........     1,616     (4,108)
                                                           --------- ----------
   Comprehensive income (loss)............................ $   3,342 $   (2,829)
                                                           ========= ==========

Note 3. Earnings Per Share

   The computations of basic and diluted EPS computations for the three months ended March 31, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                         For the three months
                                                            ended March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Numerator:
Net Income.............................................. $    1,726  $    1,279
Less: Preferred stock dividends.........................        (31)        --
                                                         ----------  ----------
Income available to common
 stockholders--basic ................................... $    1,695  $    1,279
                                                         ==========  ==========
Plus: Preferred stock dividends.........................         31         --
                                                         ----------  ----------
Income available to common
 stockholders--diluted.................................. $    1,726  $    1,279
                                                         ==========  ==========
Denominator:
Weighted average common
 shares outstanding--basic..............................      8,130       7,855
                                                         ==========  ==========
Warrants................................................        232         708
Stock options...........................................         22          97
Convertible preferred stock.............................        254         --
                                                         ----------  ----------
Weighted average common
 shares outstanding--dilutive ..........................      8,638       8,660
                                                         ==========  ==========
Basic earnings per share................................ $     0.21  $     0.16
                                                         ==========  ==========
Diluted earnings per share.............................. $     0.20  $     0.15
                                                         ==========  ==========

   The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the options' weighted-average exercise price was greater than the average market price of the common shares for the periods presented, therefore, the effect would be antidilutive (in thousands, except per share amounts):

                                                             Three months ended
                                                                  March 31,
                                                             --------------------
                                                                1999      1998
                                                             ---------- ---------
Number of stock options and warrants........................      4,417     --
Weighted average exercise price.............................     $11.61     --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the preceding consolidated financial statements of NovaStar Financial and the accompanying notes as well as NovaStar Financial's annual report to shareholders and annual report on form 10-K for the fiscal year ended December 31, 1998.

Safe Harbor Statement

   "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in "Risk Management" section of this annual report. In addition, there are many important factors that could cause actual results to differ materially from those indicated in the forward-looking statements. These factors include, but are not limited to, general economic conditions, interest rate levels and risk, prepayment speeds, delinquency and loss rates, changes in the asset securitization industry or the REIT provisions of the Internal Revenue Code, demand for services and products offered by NovaStar, the impact of covenants in loan agreements, the degree to which NovaStar Financial is leveraged, the needs for and availability of financing, access to capital and other risks identified in NovaStar Financial's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of NovaStar Financial is not necessarily indicative of future financial and operational performance.

Information

   Management intends to provide extensive information about the financial position and results of operations of NovaStar Financial in a format that is clear and easy to understand. This report and other published documents are designed to provide a framework for understanding NovaStar Financial's business and the associated risks. The manner in which management conducts business and assesses risks will determine future performance. By providing detailed information to this extent, investors will be able to evaluate NovaStar Financial as an investment option and to compare NovaStar Financial with its competition.

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

   NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. A significant component of the financial results of NovaStar Financial are derived from the operations of NovaStar Mortgage, Inc. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc. is a wholly owned subsidiary of NFI Holding. Key officers of NovaStar Financial serve as officers of NFI Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of NFI Holding and NovaStar Mortgage. In June 1998, NFI Holding formed NovaStar Capital, Inc. to purchase and sell mortgage loans. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II and NovaStar REMIC Financing Corporation. Both of these special purpose entities were created in January 1999 for the issuance of real estate mortgage investment conduits (REMICs). NovaStar Financial accounts for its investment in NFI Holding using the equity method.

   A separate section of this MD&A discusses the financial results of NovaStar Mortgage.

Description of Business

 Business of NovaStar Financial:

  . NovaStar Financial was founded in 1996 as a specialty finance lender to invest in mortgage assets;

  . NovaStar Financial's assets have primarily come from the wholesale origination of single-family nonconforming loans by its affiliate, NovaStar Mortgage;

  .  NovaStar Financial operates as a long-term portfolio investor;

  . NovaStar Financial's loans are financed on a short-term basis through a mortgage loan repurchase facility. Long-term financing is provided through securitization where asset-backed bonds are issued in financing-structured transactions;

  . Earnings are generated from spread income on the mortgage loan portfolio and indirectly by gains associated with the sale of loans to outside parties or through securitization transactions of NovaStar Mortgage.

 Business of NovaStar Mortgage:

  . NovaStar Mortgage's customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage's account executives work with over 3,000 brokers to solicit loans.

  . NovaStar Mortgage's borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. Often, these borrowers have built up high-rate consumer debt and are attempting to use equity in their home to consolidate debt and lower their total monthly payments.

  . NovaStar Mortgage's loans are financed on a short-term basis through warehouse facilities. Long-term financing is provided through securitization where asset-backed bonds are issued in transactions that are structured as a sale.

Forgivable Notes Receivable from Founders

   The founders of NovaStar Financial purchased 216,666 units in the 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes is divided into three equal parts, called "tranches", and will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal year NovaStar Financial generates a return of 15% to investors in the private placement. All three tranches will be forgiven if a return of 100% is generated within five years.

   During the period from the closing of the private placement through December 31, 1997, NovaStar Financial's stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15%. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. NovaStar recorded a non-cash charge of $271,000 to earnings during the three months ended March 31, 1998 in anticipation of the forgiveness of the second tranche. However, as a result of NovaStar Financial's significant loss in the fourth quarter of 1998 and the market price of its stock during the same period, the second tranche of the notes receivable from founders was not forgiven in 1998. NovaStar Financial has not recognized any forgiveness of the second tranche in 1999 because management is uncertain of whether the incentive performance targets will be met.

Financial Condition of NovaStar Financial, Inc. as of March 31, 1999 and December 31, 1998

   NovaStar Financial's balance sheets at March 31, 1999 and December 31, 1998 primarily consist of mortgage loans purchased from NovaStar Mortgage, which serve as collateral on its collateralized mortgage obligations. The carrying value of mortgage loans at March 31, 1999 was $848 million versus $921 million at December 31, 1998. The carrying value of collateralized mortgage obligations at March 31, 1999 was $820 million at March 31, 1999 compared with $892 million at December 31, 1998. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during the first quarter of 1999.

   Table 1 is a presentation of loans as of March 31, 1999 and December 31, 1998 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of March 31, 1999 and December 31, 1998 by state.

                                    Table 1
                         Mortgage Loans by Credit Grade
                             (dollars in thousands)

                                                             March 31, 1999             December 31, 1998
                                                       --------------------------- ---------------------------
                                                                          Weighted                    Weighted
                             Allowed                             Weighted Average            Weighted Average
                            Mortgage     Maximum Loan-  Current  Average  Loan-to-  Current  Average  Loan-to-
      Credit Grade          Lates (A)      to-value    Principal  Coupon   value   Principal  Coupon   value
      ------------       --------------- ------------- --------- -------- -------- --------- -------- --------
AA...................... 0 x 30                95(B)   $ 109,172   9.53%    83.5%  $117,172    9.51%    83.4%
A....................... 1 x 30                90        330,437   9.86     79.7    356,994    9.84     79.7
A....................... 2 x 30                90        198,285  10.31     81.5    214,627   10.31     81.3
B....................... 3 x 30, 1x 60         85        124,250  10.66     78.1    138,497   10.62     77.9
                         5 x 30, 2 x 60,
C....................... 1 x 90                75         58,280  11.18     72.4     62,784   11.13     72.3
D....................... 6 x 30, 3 x 60,       65         11,853  12.09     62.0     13,328   12.14     62.2
                         2 x 90
                                                       ---------                   --------
Total...................                               $ 832,277  10.17%    79.6%  $903,402   10.15%    79.5%
                                                       =========  =====     ====   ========   =====     ====

--------
A Represents the number of times NovaStar Financial allows a prospective borrower to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
B  Fixed purchases; all other maximum of 90%.

                                    Table 2
                            Mortgage Loans by State
           Percent of Portfolio (based on current principal balance)

                                                              March 31, 1999 and
Collateral Location                                           December 31, 1998
-------------------                                           ------------------
California...................................................         18%
Florida......................................................         12
Washington...................................................          8
Oregon.......................................................          5
All other states.............................................         57
                                                                     ---
  Total......................................................        100%
                                                                     ===

   Table 3 provides a summary of NovaStar Financial's mortgage loans by type and carrying value as of March 31, 1999 and December 31, 1998.

                                    Table 3
                    Carrying Value of Loans by Product/Type
              March 31, 1999 and December 31, 1998 (in thousands)

                                                         March 31,  December 31,
   Product/Type                                            1999         1998
   ------------                                          ---------  ------------
   Two- and three-year fixed............................ $471,002     $511,824
   Six-month LIBOR and one-year CMT.....................   75,201       88,958
   30/15-year fixed and balloon.........................  286,074      302,620
                                                         --------     --------
     Outstanding principal..............................  832,277      903,402
   Premium..............................................   18,959       20,868
   Allowance for credit losses..........................   (3,492)      (3,573)
                                                         --------     --------
     Carrying Value..................................... $847,744     $920,697
                                                         ========     ========
   Carrying value as a percent of principal.............   101.86%      101.91%
                                                         ========     ========

   During the first half of 1998, NovaStar Financial purchased securities as a temporary use of capital from its initial public offering. As NovaStar Financial's capital was deployed for mortgage loan acquisition, NovaStar Financial discontinued purchasing securities. In October 1998, NovaStar Financial was forced to sell all of its securities due to the liquidity crisis faced by the capital markets. Since that time, as indicated in the table below, NovaStar Financial has not purchased any additional securities.

   Table 4 is a summary of the securities acquired during 1999 and 1998 by quarter.

                                    Table 4
                         Mortgage Security Acquisitions
       Three Months Ended March 31, 1999 and 1998 (dollars in thousands)

                                                                 Net   Weighted
                                                                Price  Average
                                    Principal Premium Discount  to Par  Coupon
                                    --------- ------- -------- ------- --------
1999:
  First quarter.................... $    --   $  --    $ --       --      -- %
1998:
  Fourth quarter................... $    --   $  --    $ --       --      -- %
  Third quarter ...................      --      --      --       --      --
  Second quarter--Federal National
     Mortgage Association..........   80,237     823     --     101.0    6.40
  First quarter:
    Federal National Mortgage
     Association...................   40,929     444     --     101.1    6.12
    Government National Mortgage
     Association...................  229,130   3,726    (364)   101.5    6.39

   Short-term Financing Arrangements. NovaStar Financial is a co-borrower with NovaStar Mortgage under warehouse lending and master repurchase agreements with First Union National Bank which are scheduled to mature in February 2000. As of March 31, 1999, NovaStar Financial and NovaStar Mortgage can borrow up to $75 million under the warehouse lending agreement and $300 million under the master repurchase agreement. NovaStar Financial had no borrowings outstanding as of March 31, 1999 and December 31, 1998, and NovaStar Mortgage had borrowings of $65,155,000 and $203,341,000 outstanding, respectively under these arrangements. Borrowings under these arrangements are secured by mortgage loans. The interest rate on borrowings under the warehouse lending arrangement is indexed to the federal funds rate. Under the master repurchase agreement, borrowings are indexed to one-month LIBOR.

   On February 12, 1999, two additional one-year agreements were executed with First Union whereby NovaStar Financial and/or NovaStar Mortgage can borrow up to $20 million secured by residual interests in CMOs issued by NovaStar Financial, its affiliates or subsidiaries. Borrowings under these arrangements bear interest at one-month LIBOR plus five percent. As of March 31, 1999, NovaStar Financial had no borrowings under this financing arrangement. In connection with executing the renewals and additional agreements, NovaStar Financial issued warrants to First Union to acquire 350,000 shares of NovaStar common stock for $6.94 per share. In exchange for the new warrants, First Union returned 186,667 warrants that were purchased in NovaStar Financial's 1996 private placement. The new warrants expire on February 12, 2002.

   All arrangements with First Union require NovaStar Financial and NovaStar Mortgage to maintain minimum tangible net worth, meet equity ratio tests and comply with other customary debt covenants.

   As of December 31, 1998, NovaStar Financial also had a short-term financing arrangement with GMAC/Residential Funding Corporation (GMAC/RFC) secured by residual interests in NovaStar Financial's CMOs. In 1998, NovaStar Financial borrowed $15 million from GMAC/RFC, which included a $3 million financing fee. In connection with the agreement, NovaStar Financial issued 812,731 warrants to GMAC/RFC for the purchase of NovaStar Financial's stock at $4.63 per share. NovaStar Financial had no other short-term borrowings outstanding as of December 31, 1998. In February of 1999, NovaStar Financial used financing sources at First Union to pay this debt in full.

   Collateralized mortgage obligations. On a long-term basis, NovaStar Financial finances its mortgage loans using collateralized mortgage obligations commonly called CMOs. Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of its CMOs, NovaStar Financial is entitled to repurchase the mortgage loan collateral and, repay the remaining CMO, when their aggregate principal balance falls below 35% for issue 97-01 and 25% for issues 97-02, 98-01 and 98-02. Subprime mortgage loans are not readily obtainable financial assets. As a result, NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its CMO transactions as secured borrowings, rather than sales of the transferred loans.

   Under its CMOs, NovaStar Financial retains the mortgage loans and incurs the obligation to pay the CMO bondholders. NovaStar Financial earns the net spread between the interest income on the loans and the interest expense on the bonds. The spread earned also is reduced by credit losses on the portfolio. Prepayments on the mortgage loans serve to reduce the term over which interest spread is earned. The longer the mortgage collateral is outstanding, the longer the period of cash flow. To the extent the borrowers prepay, it shortens the life of the CMO and the period over which cash flow is received. The cash flow will change when interest rates on the bonds fluctuate at amounts or times that are different from the mortgage loan collateral, thereby subjecting NovaStar Financial to interest rate risk.

   Following is a summary of outstanding CMOs as of March 31, 1999 and December 31, 1998 (dollars in thousands):

                                    Table 5
                      Collateralized Mortgage Obligations
          March 31, 1999 and December 31, 1998 (dollars in thousands)

                           Collateralized Mortgage Obligation      Mortgage Loans
                          -------------------------------------- ------------------
                                              Estimated Weighted           Weighted
                          Remaining  Interest   Average Months   Remaining Average
                          Principal    Rate        to Call       Principal  Coupon
                          ---------  -------- ------------------ --------- --------
As of March 31, 1999:
NovaStar Home Equity
 Series:
  Issue 1997-1..........  $141,994     5.19%          27         $146,350   10.64%
  Issue 1997-2..........   147,394     5.19           29          153,355   10.36
  Issue 1998-1..........   248,060     5.01           33          253,709   10.16
  Issue 1998-2..........   286,384     5.05           37          291,419   10.08
  Unamortized debt
   issuance costs, net..    (3,933)
                          --------
                          $819,899
                          ========
As of December 31, 1998:
NovaStar Home Equity
 Series:
  Issue 1997-1..........  $163,419     5.88%          29         $166,821   10.56%
  Issue 1997-2..........   164,496     5.88           31          166,544   10.37
  Issue 1998-1..........   268,152     5.69           35          272,742   10.01
  Issue 1998-2..........   300,161     5.74           38          301,749    9.95
  Unamortized debt
   issuance costs, net..    (4,284)
                          --------
                          $891,944
                          ========

   NovaStar Financial acquires substantially all of its mortgage assets at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables 6, 7, 8 and 9 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have some form of prepayment penalty. During the three months ended March 31, 1999, NovaStar Financial collected $656,000 in prepayment penalties from borrowers compared with the $200,000 during the same period of 1998. Table 6 is an analysis of mortgage loans and prepayment penalties. Prepayments on mortgage loans have generally been consistent with management's expectations.

                                    Table 6
                       Mortgage Loan Prepayment Penalties
          March 31, 1999 and December 31, 1998 (dollars in thousands)

                                                                 Weighted Average
                                                        -----------------------------------
                                                                             Remaining
                                                                         Prepayment Penalty
                                           Percent with                  Period (in years)
                          Current           Prepayment          Loan-to-    - Loans with
                         Principal Premium   Penalty    Coupon   value        Penalty
                         --------- ------- ------------ ------  -------- ------------------
As of March 31, 1999
Loans collateralizing
 NovaStar Home Equity
 Series (CMO):
  1997-1................ $142,019  $ 6,972      63%     10.64%    75.1%         0.80
  1997-2................  149,392    3,118      73      10.36     78.6          0.94
  1998-1................  249,901    4,295      69      10.05     81.1          1.34
  1998-2................  289,815    4,524      72       9.95     81.1          1.93
All other loans.........    1,150       50      49      11.31     76.8          0.87
                         --------  -------
Total................... $832,277  $18,959      70%     10.17%    79.6%         1.38
                         ========  =======
                                                                 Weighted Average
                                                        -----------------------------------
                                                                             Remaining
                                                                         Prepayment Penalty
                                           Percent with                  Period (in years)
                          Current           Prepayment          Loan-to-    - Loans with
                         Principal Premium   Penalty    Coupon   value        Penalty
                         --------- ------- ------------ ------  -------- ------------------
As of December 31, 1998
Loans collateralizing
 NovaStar Home Equity
 Series (CMO):
  1997-1................ $162,423  $ 7,975      65%     10.57%    75.1%         0.89
  1997-2................  163,049    3,403      72      10.37     78.5          1.10
  1998-1................  270,640    4,651      69      10.01     81.1          1.51
  1998-2................  301,527    4,703      71       9.95     81.1          2.09
All other loans.........    5,763      136      65       9.91     80.0          1.59
                         --------  -------
Total................... $903,402  $20,868      70%     10.15%    79.5%         1.52
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

   Prepayment rates in the table below represent the percent of loan principal that pre-pays in the most recent one, three and twelve month periods and over the life of the pool of loans. Percents are presented on an annual basis. For instance, the CPR for 1998-1 in December 1998 was 20. This means that if you ascribe the prepayment of loans for that month for one year, 20% of the loans outstanding at the beginning of the year would prepay during the year. Percentages for the life of the pool represent the percent that has paid off since the loans were pooled as collateral for the CMO. Virtually all loans are used as collateral for CMOs.

                                    Table 7
                               Prepayment Speeds

                                                      Weighted   Constant Prepayment Rate
                                                     Average Age      (Annual Percent)
                                            Current  of Loans at -------------------------
                                           Principal  Inception  One-  Three- Twelve-
                            Issue Date      Balance  (in months) month month   month  Life
                         ----------------- --------- ----------- ----- ------ ------- ----
As of March 31, 1999
NovaStar Home Equity
 Series:
  1997-1................  October 1, 1997  $142,019        7       45    40      37    33
  1997-2................ December 11, 1997  149,392        3       25    27      26    22
  1998-1................  April 30, 1998    249,901        3       26    24     --     15
  1998-2................  August 18, 1998   289,815        3       15    12     --     10
As of December 31, 1998
NovaStar Home Equity
 Series:
  1997-1................  October 1, 1997  $162,423        7       44    36      33    31
  1997-2................ December 11, 1997  163,049        3       42    32      22    21
  1998-1................  April 30, 1998    270,640        3       20    17     --     12
  1998-2................  August 18, 1998   301,527        3       18    10     --      9

   To mitigate exposure to prepayment risk, NovaStar attempts to retain those borrowers whose credit is considered desirable. NovaStar Financial encourages borrowers who have satisfactorily met their obligations to refinance or rate modify their loans with NovaStar Financial. Of the loans that prepaid during the first quarter of 1999, $783,000, or 2% of the loans were successfully refinanced. No loans were rate-modified during the period. During the year ended December 31, 1998, $13.1 million, or 8% of the loans were successfully refinanced and $2.0 million, or 1% of the loans were rate-modified. Although these loans are considered prepayments for the purposes of the information in Table 7, they remain in NovaStar Financial's loan portfolio.

   Table 8 summarizes mortgage asset activity during 1999 and 1998 and Table 9 details the amount of premium as a percent of principal at quarter end for 1999 and 1998.

                                    Table 8
                            Mortgage Assets Activity
                                  (thousands)

                                                  Mortgage
                           Mortgage Loans        Securities              Total
                          ------------------  ------------------  --------------------
                          Principal  Premium  Principal  Premium  Principal    Premium
Balance, December 31,
 1997...................   559,436    17,861    504,847    8,205   1,064,283   26,066
Acquisitions............   207,976     3,758    270,059    3,806     478,035    7,564
Principal repayments and
 amortization...........   (27,224)   (1,160)   (63,892)    (731)    (91,116)  (1,891)
Dispositions............       --        --    (310,113)  (5,294)   (310,113)  (5,294)
                          --------   -------  ---------  -------  ----------  -------
Balance, March 31,
 1998...................   740,188    20,459    400,901    5,986   1,141,089   26,445
Acquisitions............   290,350     5,148     80,237      823     370,587    5,971
Principal repayments and
 amortization...........   (43,849)   (1,506)   (47,201)    (451)    (91,050)  (1,957)
Dispositions............    (2,843)      (53)       --       --       (2,843)     (53)
                          --------   -------  ---------  -------  ----------  -------
Balance, June 30, 1998..   983,846    24,048    433,937    6,358   1,417,783   30,406
Acquisitions............       --        --         --       --          --       --
Principal repayments and
 amortization...........   (54,745)   (1,442)   (38,925)    (493)    (93,670)  (1,935)
Dispositions............    (4,666)      (56)    (7,781)    (107)    (12,447)    (163)
                          --------   -------  ---------  -------  ----------  -------
Balance, September 30,
 1998...................   924,435    22,550    387,231    5,758   1,311,666   28,308
Acquisitions............    42,298       458        --       --       42,298      458
Principal repayments and
 amortization...........   (62,953)   (2,135)   (15,215)    (173)    (78,168)  (2,308)
Dispositions............      (378)       (5)  (372,016)  (5,585)   (372,394)  (5,590)
                          --------   -------  ---------  -------  ----------  -------
Balance, December 31,
 1998...................  $903,402   $20,868  $     --   $   --   $  903,402  $20,868
                          ========   =======  =========  =======  ==========  =======
Acquisitions............       --        --         --       --          --       --
Principal repayments and
 amortization...........   (66,679)   (1,830)       --       --      (66,679)  (1,830)
Dispositions............    (4,446)      (79)       --       --       (4,446)     (79)
                          --------   -------  ---------  -------  ----------  -------
Balance, March 31,
 1999...................  $832,277   $18,959  $     --   $   --   $  832,277  $18,959
                          ========   =======  =========  =======  ==========  =======

                                    Table 9
                       Premium as a Percent of Principal

                                                                         Total
                                                    Mortgage  Mortgage  Mortgage
                                                     Loans   Securities  Assets
                                                    -------- ---------- --------
As of:
  March 31, 1999...................................   2.28%       --%     2.28%
  December 31, 1998................................   2.31        --      2.31
  September 30, 1998...............................   2.44      1.49      2.16
  June 30, 1998....................................   2.44      1.47      2.14
  March 31, 1998...................................   2.76      1.49      2.32
  December 31, 1997................................   3.19      1.63      2.45

   Stockholders' equity. During the first quarter of 1999, NovaStar Financial increased its equity from $87 million at December 31, 1998 to $120 million at March 31, 1999. This was primarily a result of the issuance of 4,285,714 shares of Class B 7% cumulative convertible preferred stock in March 1999. Gross proceeds on the issuance aggregated $30 million. The issuance of these preferred shares will have an impact on future earnings per share as discussed under "Net Income" below.

   Also, included in the accumulated other comprehensive income component of stockholders' equity as of March 31, 1999 is NovaStar Financial's portion of the unrealized gain on available-for-sale securities held by NovaStar Mortgage. NovaStar Mortgage sold its first asset backed bonds in January 1999, which for accounting and tax purposes was treated as a sale. The residual interests in those transactions have been classified as available-for-sale securities. Residual interests are discussed further under "Financial Statement Condition as of March 31, 1999 and December 31, 1998--NovaStar Mortgage, Inc."

Results of Operations of NovaStar Financial, Inc.--Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Net Income

   During the three months ended March 31, 1999, NovaStar Financial recorded net income of $1.7 million, $0.20 per diluted share, compared with net income of $1.3 million, $0.15 per diluted share, for the three months ended March 31, 1998. In computing earnings per share, shares issued during the period are weighted for the portion of the period they are outstanding. If the preferred shares would have been outstanding for the entire first quarter of 1999, NovaStar Financial's pro forma diluted earnings per share for the three months ended March 31, 1999, would have been $0.14 per share.

   NovaStar Financial's main sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loan packages to third parties and securitizations of NovaStar Mortgage.

Net Interest Income

   Table 10 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended March 31, 1999 and 1998.

                                    Table 10
                               Interest Analysis
                   Three Months Ended March 31, 1999 and 1998
                             (dollars in thousands)

                              Mortgage Loans         Mortgage Securities              Total
                         ------------------------  ------------------------ --------------------------
                                  Interest Annual           Interest Annual            Interest Annual
                         Average  Income/  Yield/  Average  Income/  Yield/  Average   Income/  Yield/
March 31, 1999           Balance  Expense   Rate   Balance  Expense   Rate   Balance   Expense   Rate
--------------           -------- -------- ------  -------- -------- ------ ---------- -------- ------
Interest-earning
 mortgage assets........ $830,558 $19,550   9.42%  $     --  $   --     --% $  830,558 $19,550   9.42%
                         ========                  ========                 ==========
Interest-bearing
 liabilities
 Repurchase
  agreements............ $     -- $    --     --%  $     --  $   --     --% $       -- $    --     --%
 Collateralized
  mortgage
  obligations...........  862,559  12,139   5.63         --      --     --     862,559  12,139   5.63
 Other borrowings.......   17,051     490  11.47         --      --     --      17,051     490  11.47
 Cost of derivative
  financial
 Instruments hedging
  liabilities...........              580                                                  580
                                  -------                                              -------
   Total borrowings..... $879,610 $13,209   6.01   $     --                 $  879,610 $13,209   6.01
                         ======== -------  -----   ========                 ========== =======  -----
 Net interest income....          $ 6,341                    $   --                    $ 6,341
                                  =======                                              =======
 Net interest spread....                    3.41%                       --%                      3.41%
                                           =====                      ====                      =====
 Net yield..............                    3.05%                      -- %                      3.05%
                                           =====                      ====                      =====
                              Mortgage Loans         Mortgage Securities              Total
                         ------------------------  ------------------------ --------------------------
                                  Interest Annual           Interest Annual            Interest Annual
                         Average  Income/  Yield/  Average  Income/  Yield/  Average   Income/  Yield/
March 31, 1998           Balance  Expense   Rate   Balance  Expense   Rate   Balance   Expense   Rate
--------------           -------- -------- ------  -------- -------- ------ ---------- -------- ------
Interest-earning
 mortgage assets........ $619,666 $14,550   9.39%  $582,264  $9,364   6.43% $1,201,930 $23,914   7.96%
                         ========                  ========                 ==========
Interest-bearing
 liabilities
 Repurchase
  agreements............ $136,145 $ 1,836   5.39%  $589,267   8,421   5.72% $  725,412 $10,257   5.66%
 Collateralized
  mortgage
  obligations...........  435,940   7,214   6.62         --      --     --     435,940   7,214   6.62
 Other borrowings.......   27,173     324   4.77         --      --     --      27,173     324   4.77
                         --------                  --------                 ----------
 Cost of derivative
  financial
 Instruments hedging
  liabilities...........              467                       180                        647
                                  -------                    ------                    -------
   Total borrowings..... $599,258 $ 9,841   6.57   $589,267   8,601   5.84  $1,188,525 $18,422   6.21
                         ======== -------  -----   ========  ------         ========== =======  -----
 Net interest income....          $ 4,709                    $  763                    $ 5,472
                                  =======                    ======                    =======
 Net interest spread....                    2.82%                     0.59%                      1.75%
                                           =====                      ====                      =====
 Net yield..............                    3.04%                     0.52%                      1.82%
                                           =====                      ====                      =====

   Interest income. Average interest-earning assets were $830.6 million during the three months ended March 31, 1999, all of which were mortgage loans, compared with average interest-earning assets of $1.2 billion for the same period of 1998, which included $582.3 million of mortgage securities. As mentioned earlier, NovaStar Financial sold all of its mortgage securities in October 1998 to meet short-term liquidity needs faced in the fourth quarter of 1998. Accordingly, no interest income was recognized on mortgage securities during the three months ended March 31, 1999. Mortgage securities earned $9.4 million for the months ended March 31, 1998, or a yield of 6.4%. During the three months ended March 31, 1999, mortgage loans earned $19.6 million, or a yield of 9.4%, compared with $14.6 million, or a yield of 9.4% for the same period of 1998. In total, assets earned $19.6 million, or an 9.4% yield for three months ended March 31, 1999. During the same period of 1998, assets earned $23.9 million or a 8.0% yield.

   A substantial portion of mortgage assets have interest rates that fluctuate with short-term market interest rates. However, many of these assets have initial coupons that are lower than current market rates. Rates on the assets are expected to increase to their full potential as the assets season.

   As noted in Table 10, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

   Interest expense. The cost of borrowed funds was $13.2 million during the three months ended March 31, 1999, or 6.0% of average borrowings, compared with $18.4 million for the same period of 1998, or 6.2% of average borrowings. The make up of interest expense is significantly different for the three months ended March 31, 1999 compared with same period of 1998. This is due to the following factors:

  . The majority of mortgage loans serve as collateral on collateralized mortgage obligations at March 31, 1999. At March 31, 1998, 60% of mortgage loans served as collateral on collateralized mortgage obligations while the remaining loans served as collateral on higher-rate warehouse and repurchase facility debt. The change in financing composition is primarily due to the fact that NovaStar Financial discontinued purchasing mortgage loans from NovaStar Mortgage during the last half of 1998. Prior to that point in time, NovaStar Financial had purchased 100% of NovaStar Mortgage's loan production. Loans held in portfolio prior to securitization were financed by repurchase facilities. Under agreements with NovaStar Mortgage, NovaStar Financial reimbursed NovaStar Mortgage for its warehousing costs incurred prior to sale. Repurchase and warehouse facility costs for the three months ended March 31, 1998 are included under repurchase agreements and other borrowings in Table 10.

  . NovaStar sold all its mortgage securities in October 1998 and paid off all related repurchase financing on these assets. No mortgage securities have been purchased since that time.

  . Due to the liquidity crisis faced in the last quarter of 1998, GMAC/Residential Funding Corporation provided additional financing under a residual line that was secured by mortgage interests in NovaStar's asset-backed bonds. This debt was paid off in February 1999 with funds from a similar facility provided by First Union National Bank. The interest on this facility during the three months ended is included as a component of other borrowings in Table 10.

   Advances under the warehouse line of credit bear interest based on the federal funds rate plus a spread. NovaStar Financial and NovaStar Mortgage receive credits to warehouse line interest based on cash balances maintained with First Union. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the three months ended March 31, 1999, the one-month LIBOR averaged 4.95 percent compared with 5.65 percent for the three months ended March 31, 1998. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

   Net interest income and spread. Net interest income during the three months ended March 31, 1999 was $6.3 million or 3.0% of average interest-earning assets, compared with $5.5 million, or 1.8% of average interest-earning assets during the same period of 1998. Net interest spread was 3.4% during the three months ended March 31, 1999 compared with 1.8% during the three months ended March 31, 1998. The significant increase in net margin and spread for the three months ended March 31, 1999 compared with the three months ended March 31, 1998 is due to the change in NovaStar Financial's asset and liability composition. During the latter part of 1998, NovaStar Financial sold all mortgage securities and paid off related financing. NovaStar Financial has not purchased any more of these lower-yielding mortgage assets. Net interest income and the spread are functions of asset yields relative to its costs of funds. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

   Impact of interest rate agreements. NovaStar Financial has entered into interest rate agreements designed to mitigate exposure to interest rate risk. Interest rate cap agreements require NovaStar Financial to pay a monthly fixed premium while allowing it to receive a rate that adjusts with LIBOR, when rates rise above a certain agreed-upon rate. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets.

   During the three months ended March 31, 1999 and 1998, net interest expense was incurred on hedging agreements of $580,000 and $647,000, respectively, which is included as a component of interest expense. The following table provides details of the interest rate agreements as of March 31, 1999 and December 31, 1998.

                                    Table 11
                            Interest Rate Agreements
                      March 31, 1999 and December 31, 1998
                             (dollars in thousands)

                                                      Unrealized
                                                     ------------
                                                                  Weighted
                                            Notional              Days to  Cap
                                             Value   Gains Losses Maturity Rate
                                            -------- ----- ------ -------- ----
As of March 31, 1999:
Interest rate cap agreements............... $625,000 $--   $1,914   644    6.27%
                                            ======== ====  ======
As of December 31, 1998:
Interest rate cap agreements............... $625,000 $--   $2,483   734    6.27%
                                            ======== ====  ======

Other Income

   Other income during the three months ended March 31, 1999 primarily consists of prepayment penalties of $656,000, net gains recognized on the sale of real estate owned properties of $77,000, interest earned on securitization funds held in trust of $57,000, and interest earned on notes receivable from founders of $120,000. Other income for the same period of 1998 primarily consisted of prepayment penalties of $200,000, net gains on mortgage security sales of $92,000 and interest earned on notes receivable from founders of $57,000.

Provisions for Credit Losses

   NovaStar Financial provides regular allowances for credit losses on its mortgage loans. Management continuously evaluates the potential for credit losses for mortgage loans held in portfolio. Provisions have been made based on NovaStar Financial's historical experience, general industry trends and management's judgement. Loan defaults occur throughout the life of a group of loans. As a result, provisions for credit losses are recorded against income over the estimated life of the loans, rather than immediately upon acquisition of the loans. Provisions are based upon total expected losses and an estimated loss curve. Losses are recognized and loans are charged off upon foreclosure. Losses upon final liquidation are reflected in earnings. Foreclosed assets are recorded at the lower of the remaining unpaid loan balance or the estimated net realizable value of the foreclosed asset.

   During the three months ended March 31, 1999, NovaStar Financial provided $2.3 million to the allowance for credit losses, compared with $1.0 million during the same period of 1998. The increase is due partly to the increase in NovaStar Financial's securitized mortgage loan portfolio, overall seasoning of the portfolio and changes in the timing of foreclosures. Management has accelerated provisions in 1999 in recognition of this trend to ensure the credit allowance is maintained at an adequate level. Charge-offs during the three months ended March 31, 1999 were $2.4 million compared with $518,000 during the same period of 1998. Management believes the increases in charge-offs are principally for the same reasons as discussed for the loan loss provision.

   During the third quarter of 1998, NovaStar Financial and NovaStar Mortgage executed an agreement with Commonwealth Mortgage Acceptance Corporation (CMAC) whereby CMAC will provide insurance coverage on mortgage loans. As of March 31, 1999 and December 31, 1998, approximately 27% and 26% of the loans owned by NovaStar Financial and substantially all of the loans owned by NovaStar Mortgage are covered under this agreement. During the three months ended March 31, 1999, total premiums paid to CMAC totaled $457,000 and are included as a component of loan servicing expense in the financial statements. Management believes that its exposure to credit loss on loans insured by CMAC is minimal. Management expects that a substantial portion of loans originated in future periods will be covered under similar insurance arrangements.

   As of March 31, 1999, NovaStar Financial had 149 loans in real estate owned with a carrying value of $14.2 million compared with 126 loans with a carrying value of $10.6 million as of December 31, 1998.

   Table 12 is a rollforward of the allowance for credit losses during 1999 and 1998.

                                    Table 12
                   Rollforward of Allowance for Credit Losses
                                 1999 and 1998

                              1999                     1998
                            -------- -----------------------------------------
                                                               June
                            March 31 December 31 September 30   30    March 31
                            -------- ----------- ------------ ------  --------
Beginning balance..........  $3,573    $2,757       $3,341    $2,871   $2,313
Provision for credit
 losses....................   2,299     4,030        1,179     1,145    1,076
Amounts charged off, net
 of recoveries.............  (2,380)   (3,214)      (1,763)     (675)    (518)
                             ------    ------       ------    ------   ------
Ending Balance.............  $3,492    $3,573       $2,757    $3,341   $2,871
                             ======    ======       ======    ======   ======

   Loans owned by NovaStar Financial are serviced by NovaStar Mortgage. Details regarding the delinquencies, defaults, and loss statistics of the loan servicing portfolio are presented in Tables 21 and 22, in "Financial Condition of NovaStar Mortgage as of March 31, 1999 and December 31, 1998".

General and Administrative Expenses

   General and administrative expenses for the three months ended March 31, 1999 and 1998 are provided in Table 13. Table 14 displays the relationship of portfolio expenses to net interest income during 1999 and 1998 by quarter.

                                    Table 13
                      General and Administrative Expenses
                             (dollars in thousands)

                                        Three Months Ended  Three Months Ended
                                          March 31, 1999      March 31, 1998
                                        ------------------- -------------------
                                                Percent of          Percent of
                                               Net Interest        Net Interest
                                                  Income              Income
                                               ------------        ------------
Compensation and benefits.............  $  585      9.2%    $  436      8.0%
Professional and outside services.....     332      5.2         56      1.0
Other loan servicing..................     470      7.4         44      0.8
Office administration.................     208      3.3        181      3.3
Other.................................      42      0.7         92      1.7
                                        ------     ----     ------     ----
Total portfolio-related expenses......   1,637     25.8%       809     14.8%
                                                   ====                ====
Forgiveness of notes receivable from
 founders.............................     --                  271
Fees for services provided by NovaStar
 Mortgage, Inc........................   2,165               2,130
                                        ------              ------
 Total................................  $3,802              $3,210
                                        ======              ======

                                    Table 14
                        Portfolio Related Expenses as a
                         Percent of Net Interest Income
                                 1999 and 1998

                                                                 Percent of Net
                                                                 Interest Income
                                                                 ---------------
      1998:
      First quarter.............................................      25.8%
      1998:
      1998......................................................      25.6%
      Fourth quarter............................................      89.7
      Third quarter.............................................      22.3
      Second quarter............................................      20.1
      First quarter.............................................      14.8

   Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The increase in compensation and benefits for the three months ended March 31, 1999 compared with the same period of 1998 is primarily due to salary increases and bonus accruals.

   Other loan servicing for the three months ended March 31, 1999 consists principally of the fees paid to CMAC as discussed under the "Provisions for Credit Losses." For the same period of 1998, these fees included the direct costs associated with the mortgage loan servicing operation that are paid directly to independent third parties for such things as property appraisals and borrower location services.

   Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. The significant increase in the first quarter of 1999 is a result of legal fees incurred on the structuring of various financing arrangements, the filing of shelf registration statements and general company growth. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

   The following is a summary of the fees, in thousands, paid to NovaStar Mortgage for the three months ended March 31, 1999 and 1998:

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
      Amounts paid to NovaStar Mortgage:
       Loan servicing fees..................................... $ 1,115 $   630
       Administrative fees.....................................   1,050   1,500
                                                                ------- -------
                                                                $ 2,165 $ 2,130
                                                                ======= =======

The fees for services provided by NovaStar Mortgage represent the following:

  . Administrative fees for services, including the development of loan products, underwriting, funding, and quality control.

  . Servicing fees to NovaStar Mortgage. NovaStar Mortgage receives 50 basis points on the collected principal balance of loans serviced for NovaStar Financial.

   The increase in loan servicing fees paid to NovaStar Mortgage for the three months ended March 31, 1999 compared with the three months ended March 31, 1998 is due to the increase in NovaStar Financial's mortgage loan portfolio serviced by NovaStar Mortgage.

   The decline in the administrative fees paid to NovaStar Mortgage during these same periods is a result of the reduction in NovaStar Mortgage's production volumes as indicated in Table 17. The decline in first quarter 1999 originations reflect decisions made by management as a result of constrained liquidity circumstances the subprime mortgage industry faced during the latter part of 1998. Accordingly, the administrative fees NovaStar Financial paid to NovaStar Mortgage during this same period were reduced.

Equity in Earnings (Loss) of NFI Holding Corporation

   For the three months ended March 31, 1999, NFI Holding recorded net income of $557,000 compared with a net loss of $274,000 for the same period of 1998. NovaStar Financial records its portion of the income (loss) as equity in net earnings (loss) of NFI Holding in its income statement. NFI Holding's net income (loss) includes the net earnings of NovaStar Mortgage and NovaStar Capital, Inc., subsidiaries of NFI Holding as discussed under "Basis of Presentation". NFI Holding's financial position and results of operation for the three month period ended March 31, 1999 and 1998 are discussed further under the heading "NFI Holding Corporation".

Taxable Income (Loss)

   Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 15 is a summary of the differences between net income or loss reported for GAAP and taxable income for 1999 and 1998.

                                    Table 15
                             Taxable Income (Loss)
                          1999 and 1998 (in thousands)

                                    1999                  1998
                                   -------  -----------------------------------
                                    First    Fourth    Third   Second    First
                                   Quarter  Quarter   Quarter  Quarter  Quarter
                                   -------  --------  -------  -------  -------
Net income (loss)................  $1,726   $(27,388) $2,394   $1,894   $1,279
Results of NFI Holding and
 subsidiaries....................    (551)       320   2,447      --       271
Provision for credit losses......   2,299      4,030   1,179    1,145    1,076
Loans charged-off................  (2,380)    (3,214) (1,763)    (675)    (518)
Capital losses...................     --      14,963     --       --       --
Other, net.......................     381       (370)     96      208       (2)
                                   ------   --------  ------   ------   ------
Estimated taxable income (loss)..  $1,475   $(11,659) $4,353   $2,572   $2,106
                                   ======   ========  ======   ======   ======

   The net loss realized during the 1998 fourth quarter resulted in NovaStar Financial incurring a net loss for both financial reporting and income tax purposes for the 1998 fiscal year. NovaStar Financial has a net operating loss carryforward of approximately $2.6 million available to offset taxable income in 1999, and thereby reduce the amount of required distributions under REIT guidelines. In addition, the $0.35 per common share, $2.8 million dividend paid on April 15, 1999 represents a distribution of 1999 taxable income.

NFI Holding Corporation

   Since NovaStar Financial discontinued its original strategy of purchasing loans from NovaStar Mortgage and holding them in portfolio in the latter part of 1998, NovaStar Mortgage has had a larger impact on NovaStar Financial's operational results. Instead of selling loans to NovaStar Financial, NovaStar Mortgage has sold loans to outside third parties. Through its indirect equity ownership of NFI Holding, NovaStar Financial has shared in the profits of NovaStar Mortgage's loan sales.

   The following table presents NFI Holding's consolidated financial statements as of March 31, 1999 and 1998, which primarily consist of the assets, liabilities, and operational results of NovaStar Mortgage. Accordingly, the discussion that follows focuses on NovaStar Mortgage.

                                    Table 16
                            NFI Holding Corporation
              Condensed Consolidated Balance Sheets (in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (unaudited)
Assets
  Cash and cash equivalents............................  $    249     $  5,759
  Restricted cash......................................    28,300       33,007
  Mortgage loans.......................................    87,456      216,839
  Mortgage securities (available-for-sale).............     9,860          --
  Other assets.........................................     6,860        4,492
                                                         --------     --------
      Total assets.....................................  $132,725     $260,097
                                                         ========     ========
Liabilities and Stockholders' Equity
  Liabilities:
    Borrowings.........................................    65,155      203,341
    Due to NovaStar Financial, Inc.....................    61,071       51,528
    Accounts payable and other liabilities.............     4,352        5,215
    Stockholders' equity...............................     2,147           13
                                                         --------     --------
      Total liabilities and stockholders' equity.......  $132,725     $260,097
                                                         ========     ========

                            NFI Holding Corporation
                Condensed Consolidated Statements of Operations
             Three months ended March 31 (unaudited; in thousands)

                                                                   1999  1998
                                                                  ------ -----
Interest income.................................................. $2,745 $ 990
Interest expense.................................................  1,561   874
                                                                  ------ -----
    Net interest income..........................................  1,184   116
Income:
  Fees from third parties........................................    342   680
  Administrative servicing fees received from NovaStar
   Financial.....................................................  2,165 2,130
  Net gain on sales of mortgage loans............................  2,847   --
                                                                  ------ -----
    Total Income.................................................  5,354 2,810
General and administrative expenses..............................  5,747 3,200
                                                                  ------ -----
Income (loss) before taxes.......................................    791  (274)
Income tax expense...............................................    234   --
                                                                  ------ -----
Net income or (loss)............................................. $  557 $(274)
                                                                  ====== =====

Financial Condition of NovaStar Mortgage, Inc. as of March 31, 1999 and December 31, 1998

   Mortgage Loan Originations. NovaStar Mortgage originated more than 800 subprime residential mortgage loans during the three months ended March 31, 1999 with an aggregate principal amount of $82 million. Virtually all of NovaStar Mortgage's mortgage assets at March 31, 1999 and December 31, 1998 consist of subprime mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

   Table 17 is a summary of wholesale loan originations for 1999 and 1998. Table 18 presents a summary of mortgage loan sales of NovaStar Mortgage during 1999 and 1998. Table 19 is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

                                    Table 17
  1999 and 1998 Quarterly Wholesale Loan Originations--NovaStar Mortgage, Inc.
                             (dollars in thousands)

                                                                      Weighted Average
                                            Average               -------------------------  Percent with
                          Number             Loan   Price Paid to Loan to   Credit            Prepayment
                         of Loans Principal Balance    Broker      Value  Rating (A) Coupon    Penalty
                         -------- --------- ------- ------------- ------- ---------  ------  ------------
1999:
  First quarter.........    865   $ 82,495   $ 95       100.5        81%    4.95      9.88%       89%
1998:
  Fourth quarter........  1,501   $133,739   $ 89       100.8        81%    4.75      9.78%       88%
  Third quarter.........  2,655    240,498     90       101.4        81     4.37     10.11        79
  Second quarter........  3,133    294,303     94       101.3        81     4.43      9.93        71
  First quarter.........  2,033    207,976    102       101.4        81     4.45      9.93        65
                          -----   --------   ----       -----       ---     ----     -----       ---
1998 total..............  9,322   $876,516   $ 94       101.3        81%    4.47      9.96%       74%
                          =====   ========   ====       =====       ===     ====     =====       ===

--------
(A) AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

                                    Table 18
         Mortgage Loan Sales to Third Parties--NovaStar Mortgage, Inc.
       Three Months Ended March 31, 1999 and Year Ended December 31, 1998
                             (dollars in thousands)

                                                              Weighted
                                                              Average   Percent
                                         Principal    Gain    Price To  Gain of
                                          Amount   Recognized   Par    Principal
                                         --------- ---------- -------- ---------
1999:
  First quarter......................... $ 73,743    $1,576    103.6     2.14%
1998:
  Fourth quarter........................ $108,800    $1,985    103.6     1.82%
  Third quarter.........................   18,133       826    106.0     4.56
  Second quarter........................    6,742       173    106.0     2.57
  First quarter.........................      --        --       --       --
                                         --------    ------    -----     ----
  1998 total............................ $133,675    $2,984    104.0     2.23%
                                         ========    ======    =====     ====

                                    Table 19
               Costs of Loan Production NovaStar--Mortgage, Inc.
       Three Months Ended March 31, 1999 and Year Ended December 31, 1998
                             (dollars in thousands)

                               1999                   1998
                              -------  --------------------------------------
                               First    Fourth    Third     Second    First
                              Quarter  Quarter   Quarter   Quarter   Quarter
                              -------  --------  --------  --------  --------
Total costs of loan
 production (A).............. $ 4,778  $  6,723  $  4,975  $  3,837  $  3,079
Wholesale loan origination--
 principal...................  82,495   133,739   240,498   294,303   207,974
Premium paid to broker.......     441     1,043     3,439     3,679     2,935
                              -------  --------  --------  --------  --------
Total acquisition cost (B)... $87,714  $141,505  $248,912  $301,819  $213,988
                              =======  ========  ========  ========  ========
Costs as a percent of
 principal:
  Loan production............     5.8%      5.0%      2.1%      1.3%      1.5%
                                  ===       ===       ===       ===       ===
  Premium paid to broker.....     0.5%      0.8%      1.4%      1.3%      1.4%
                                  ===       ===       ===       ===       ===
  Total acquisition cost.....     6.3%      5.8%      3.5%      2.6%      2.9%
                                  ===       ===       ===       ===       ===

--------
(A) Loan production general and administrative expenses as reported for GAAP, plus net deferred loan costs.
(B) Principal, premium and general and administrative expenses associated with loan production.

   Table 20 is a summary of loans originated by NovaStar Mortgage by state for 1999 and 1998 by quarter. NovaStar Mortgage has continued to add more account executives throughout the United States. As of March 31, 1999, NovaStar Mortgage had 62 account executives covering nearly 40 states.

                                    Table 20
          Mortgage Loan Originations by State--NovaStar Mortgage, Inc.
                                 1999 and 1998

                        Percent of Total Originations during Quarter
                           (based on original principal balance)
                       ------------------------------------------------------
                         1999                     1998
                       --------   -------------------------------------------
Collateral Location     First      Fourth      Third      Second      First
-------------------    --------   ---------   --------   ---------   --------
Florida...............        15%        24%         17%        16%         12%
Michigan..............        12          6           5          5           5
Tennessee.............         9          6           4          4           4
Ohio..................         8          9           4          5           2
California............         6          2           6          9          15
Pennsylvania..........         4          5           4          3           2
North Carolina........         2          4           5          3           2
Washington............         3          3           5          6           7
Texas.................         2          3           5          3           3
All other states......        39         38          45         46          48

--------
(A) Loans originated by NovaStar Mortgage, Inc.

   NovaStar Mortgage's loan originations are funded through warehouse and repurchase facilities at First Union and are discussed further in "Financial Condition of NovaStar Financial as of March 31, 1999 and December 31, 1998" and "Results of Operations of NovaStar Financial, Inc.--Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998".

   Mortgage Loan Sales. In a securitization executed by NovaStar Mortgage during the first quarter of 1999, $165 million in loans were sold to a Special Purpose Entity (SPE), of which $26 million settled in April 1999. Proceeds of bonds issued by the SPE, $160 million, were used to pay for the mortgage loans acquired from NovaStar Mortgage. The loans were sold without recourse by NovaStar Mortgage. NovaStar Mortgage retained a residual certificate issued by the SPE. As the owner of the residual certificate, NovaStar Mortgage will receive the net cash flow of the SPE--the cash received from the mortgage loans less interest, loan losses and other costs related to bond administration. NovaStar Mortgage also retained loan servicing rights for the loans sold to the SPE. The value of the retained interests--the residual certificate and the mortgage servicing rights--have been recorded as assets and the loans sold have been removed from the balance sheet of NovaStar Mortgage.

   NovaStar Mortgage allocates its basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets based on the relative fair values of those portions at the time of sale. An active market exists for this type of mortgage loan sale and, therefore, their value was estimated based on prevailing market prices. Management is not aware of an active market for the purchase of residual certificates and mortgage servicing rights. The values of these assets were determined by discounting estimated future cash flows using the cash out method. Following are the significant values and assumptions used in determining the values of the assets sold and values of the resulting retained assets.

Estimated average value of mortgage loans sold....................        103.0%
  Assumptions used in determining future cash flow:
    Estimated prepayment speeds................................... 30 to 35 CPR
    Estimated rate of default.....................................       70 CDR
  Discount rate...................................................         16.5%
  Value of residual certificate................................... $  9,700,000
  Value of mortgage servicing rights.............................. $    646,000
  Aggregate gain.................................................. $  1,605,000

   Of the aggregate gain recognized in the securitization, $355,000 will be recorded upon the April closing.

   The value of the residual interest has been classified as an available-for-sale mortgage security on NovaStar Mortgage's balance sheet and had a carrying value of $9.9 million as of March 31, 1999.

   NovaStar Mortgage also sold more than $73 million of its whole loan portfolio to unrelated third parties for cash.

   Mortgage loan servicing. Loan servicing is also a critical part of NovaStar Mortgage's business. The majority of the loans serviced by NovaStar Mortgage are owned by NovaStar Financial. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Subprime borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. NovaStar Mortgage strives to identify issues and trends with borrowers early and take quick action to address such matters.

   Table 21 is a summary of delinquent loans in NovaStar Mortgage's servicing portfolio as of March 31, 1999 and 1998 by quarter. Table 22 provides summaries of delinquencies, defaults, and loss statistics as of March 31, 1999 and 1998 by quarter. The information presented in both tables include mortgage loans owned by NovaStar Financial and its affiliates. Other information regarding the credit quality of NovaStar Financial's mortgage loans is provided in Table 1.

                                   Table 21
                 Loan Delinquencies (90 days and greater) (A)
                            March 31, 1999 and 1998

                               1999                     1998
                             -------- -----------------------------------------
                             March 31 December 31 September 30 June 30 March 31
                             -------- ----------- ------------ ------- --------
Mortgage loans
 collateralizing NovaStar
 Home Equity series (CMO):
  1997-1 (Issued October 1,
   1997)....................   4.37%     5.45%        5.97%     5.86%    4.39%
  1997-2 (Issued December
   11, 1997)................   5.38      5.62         4.97      4.72     2.23
  1998-1 (Issued April 30,
   1998)....................   4.64      4.44         2.06       --       --
  1998-2 (Issued August 18,
   1998)....................   3.72      2.35         0.40       --       --
  1999-1 (Issued January 29,
   1999) (B)................   2.35       --           --        --       --
All loans in servicing
 portfolio..................   5.00      3.35         2.45      2.53     2.28

--------
A) Includes loans in foreclosure or bankruptcy.
B) This securitization was treated as a sale under SFAS 125 and accordingly the mortgage loans and related liability are not included on NovaStar's balance sheet.

                                    Table 22
                       Delinquencies, Defaults and Losses
                      March 31, 1999 and December 31, 1998
                             (dollars in thousands)

                                            NovaStar Home Equity Series (A)
                                          --------------------------------------
             March 31, 1999                1997-1    1997-2    1998-1    1998-2     1999-1   Other  (C)  All Loans
             --------------               --------  --------  --------  --------  ---------- ----------  ----------
Loan servicing  portfolio (B)...........  $147,609  $167,685  $254,837  $291,747   $136,279  $   74,237  $1,072,393
                                          ========  ========  ========  ========   ========  ==========  ==========
Allowance for Credit Losses:
  Balance, December 31, 1998............  $    816  $  1,049  $  1,163  $    346   $    --   $      353  $    3,727
  Provision for credit losses...........       450       458       768       617        --          176       2,469
  Amounts charged off, net of
   recoveries...........................      (597)     (707)     (696)     (302)       --           21      (2,281)
                                          --------  --------  --------  --------   --------  ----------  ----------
  Balance, March 31, 1999...............  $    669  $    800  $  1,235  $    661   $    --   $      550  $    3,915
                                          ========  ========  ========  ========   ========  ==========  ==========
Defaults as a percent of loan servicing
  Delinquent loans......................      6.74%     5.07%     3.42%     3.51%      3.97%       1.91%       4.12%
                                              ====      ====      ====      ====       ====        ====        ====
  Loans in foreclosure..................      3.29      3.84      4.08      3.28       2.26        2.66        3.39
                                              ====      ====      ====      ====       ====        ====        ====
  Real estate owned.....................      3.54      3.07      2.00      0.52        --         1.13        1.66
                                              ====      ====      ====      ====        ===        ====        ====
                                            NovaStar Home Equity Series (A)
                                          --------------------------------------
           December 31, 1998               1997-1    1997-2    1998-1    1998-2   Other  (C) All Loans
           -----------------              --------  --------  --------  --------  ---------- ----------
Loan servicing portfolio (B)............  $168,255  $167,685  $273,583  $301,857   $268,587  $1,179,967
                                          ========  ========  ========  ========   ========  ==========
Allowance for Credit Losses:
  Balance, January 1, 1998..............  $  1,063  $    967  $    --   $    --    $    283  $    2,313
  Provision for credit losses...........     1,895     2,257     1,878       222      1,388       7,640
  Amounts charged off, net of
   recoveries...........................    (2,142)   (2,175)     (715)      124     (1,318)     (6,226)
                                          --------  --------  --------  --------   --------  ----------
  Balance, December 31, 1998............  $    816  $  1,049  $  1,163  $    346   $    353  $    3,727
                                          ========  ========  ========  ========   ========  ==========
Defaults  as a percent of loan servicing
  Delinquent loans......................      6.45%     5.95%     4.89%     4.06%      2.01%       4.40%
                                              ====      ====      ====      ====       ====        ====
  Loans in foreclosure..................      2.63      2.96      3.60      2.06       0.40        2.25
                                              ====      ====      ====      ====       ====        ====
  Real estate owned.....................      3.54      2.76      1.01      0.09       0.23        1.21
                                              ====      ====      ====      ====       ====        ====

                                1999                     1998
                              -------- -----------------------------------------
                              March 31 December 31 September 30 June 30 March 31
                              -------- ----------- ------------ ------- --------
Total defaults:
  Delinquent loans...........   4.12%     4.40%        2.95%     1.95%    1.92%
                                ====      ====         ====      ====     ====
  Loans in foreclosure.......   3.39      2.25         2.02      2.28     2.29
                                ====      ====         ====      ====     ====
  Real estate owned..........   1.66      1.21         0.81      0.52     0.24
                                ====      ====         ====      ====     ====

--------
(A) Loans owned by NovaStar Financial
(B) Includes assets acquired through foreclosure
(C) Includes loans owned by NovaStar Financial and NovaStar Mortgage

   The following table presents a summary of the mortgage loan activity of NovaStar Mortgage for 1999 and 1998.

                                    Table 23
                Mortgage Loan Activity--NovaStar Mortgage, Inc.
                             (dollars in thousands)

                                1999                1998
                          ------------------  ------------------
                          Principal  Premium  Principal  Premium
                          ---------  -------  ---------  -------
Balance, January 1......  $ 206,495  $ 3,114  $     --   $   --
Originations............     82,495      997    207,976    3,758
Sales to NovaStar
 Financial, Inc.........        --       --    (207,976)  (3,758)
Sales to third parties..   (204,280)  (2,759)       --       --
Principal repayments and
 amortization...........     (1,963)     (45)       --       --
                          ---------  -------  ---------  -------
Balance, March 31.......  $  82,747  $ 1,307  $     --   $   --
Originations............                        294,303    5,207
Sales to NovaStar
 Financial, Inc.........                       (290,350)  (5,148)
Sales to third parties..                         (3,953)     (59)
Principal repayments and
 amortization...........                            --       --
                                              ---------  -------
Balance, June 30........                      $     --   $   --
Originations............                        240,498    4,035
Sales to NovaStar
 Financial, Inc.........                            --       --
Sales to third parties..                        (12,836)    (517)
Principal repayments and
 amortization...........                         (1,567)      (7)
                                              ---------  -------
Balance, September 30...                      $ 226,095  $ 3,511
Originations............                        133,739    1,821
Sales to NovaStar
 Financial, Inc.........                            --       --
Sales to third parties..                       (116,886)  (2,156)
Principal repayments and
 amortization...........                        (36,453)     (62)
                                              ---------  -------
Balance, December 31....                      $ 206,495  $ 3,114
                                              =========  =======

Results of Operations of NovaStar Mortgage, Inc.--Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

   The following table presents a summarized income statement of NovaStar Mortgage, Inc. for the three months ended March 31, 1999 and 1998:

                                    Table 24
               NovaStar Mortgage, Inc.--Statements of Operations
               Three Months Ended March 31 (dollars in thousands)

                                                                  1999   1998
                                                                 ------ ------
      Net interest income....................................... $1,172 $  116
      Services provided to NovaStar Financial, Inc..............  2,165  2,130
      Fees from third parties...................................    342    680
      Gains on sale of mortgage assets..........................  2,826    --
      Expenses:
        Production..............................................  2,334  1,744
        Servicing...............................................  1,215    596
        Other...................................................  1,944    860
                                                                 ------ ------
      Income (loss) before taxes................................  1,012   (274)
      Income tax expense........................................    234    --
                                                                 ------ ------
      Net income (loss)......................................... $  778 $ (274)
                                                                 ====== ======

   The following summarizes the explanation for the increase in net earnings of NovaStar Mortgage for the three months ended March 31, 1999 compared with the same period of 1998:

  . Beginning July 1, 1998, NovaStar Mortgage retained its mortgage loan production to sell to third parties or securitize versus selling them directly to NovaStar Financial. Prior to this point in time, NovaStar Financial acquired 100% of NovaStar Mortgage's wholesale loan production. Accordingly, NovaStar Mortgage recognized approximately $1 million in net interest income on these loans for the three months ended March 31, 1999. The net interest income NovaStar Mortgage recognized in 1998 was a result of interest earned on mortgage securities. NovaStar Mortgage sold all of its mortgage securities during the latter part of 1998.

  . During the three months ended March 31, 1999, NovaStar Mortgage recognized net gains of $2.8 million on mortgage loan sales. $1.3 million of the gains recognized was a result of the closing of NovaStar Mortgage's first securitization transaction. The remainder of the gain is due to various mortgage loan sales to independent third parties. NovaStar Mortgage did not sell any of its mortgage assets during the same period of 1998.

  . NovaStar Mortgage's wholesale origination operation was not operating at full capacity during the three months ended March 31, 1999 compared with the three months ended March 31, 1998. NovaStar Mortgage's costs of loan production as a percent of principal averaged 5.8% for the first quarter of 1999 versus 1.5% during the first quarter of 1998 as detailed in Table 19. Accordingly, in 1999 NovaStar Mortgage capitalized a lower percentage of its origination costs--which under GAAP are amortized as an adjustment of the yield over the life of the loan versus expensed in the period incurred.

  . NovaStar Mortgage's servicing staff doubled from March 31, 1998 to March 31, 1999. This increase is due to growth in the loan servicing portfolio, which averaged $671 million for the three months ended March 31, 1998 compared with $1.1 billion for the three months ended March 31, 1999.

  . NovaStar Mortgage recognized $159,000 in provisions for credit losses for the three months ended March 31, 1999, which are included as a component of other expenses. No provisions were recognized during the same period of 1998 as NovaStar Mortgage did not begin holding loans in portfolio until July 1, 1998.

  . NovaStar Mortgage remitted $150,000 in premium payments to CMAC during the three months ended March 31, 1999, which are included as a component of other expenses. The agreement with CMAC was executed during the third quarter of 1998.

  . Other departments of NovaStar Mortgage, including systems, quality control, and administration added staff from March 31,1998 to March 31, 1999 to compensate for general company growth.

Recent Developments of NFI Holding, Inc.

   NovaStar Capital, Inc. was formed to focus on acquiring nonconforming residential mortgage loans from banks, thrifts and credit unions. Management plans to build a sales force of account executives to develop a nationwide network of financial institutions to complement the wholesale origination operation of NovaStar Mortgage. Management believes this is another effective means of acquiring mortgage loans at a lower cost than achieved in secondary market purchases. The short-term intent is to treat these loans similar to NovaStar Mortgage's wholesale loan originations--to hold in portfolio to be sold either to independent third parties or in securitizations.

Value of Mortgages Added through Wholesale Operations

   By establishing a wholesale lending operation to originate subprime residential mortgage loans, NovaStar Financial has developed a process to add mortgage assets to its balance sheet at amounts management believes are below what it would generally cost, in most market environments, to acquire the same assets in bulk through open market purchases. In effect, the value created by generating assets at this lower cost is creating future economic benefit, or value, for NovaStar Financial's stockholders. This added value is demonstrated in the estimated fair value of NovaStar Financial's loan portfolio. The values presented in Tables 25 and 26 are management's estimates based on market conditions as of March 31, 1999.

   Management estimates the weighted-average value of its mortgage loan portfolio as of March 31, 1999 to be between 103 and 105 in terms of price to par, based upon certain return assumptions and secondary market prices. Management believes the inherent returns in the mortgage loans it is originating should warrant a value of 105. However, recent events have resulted in whole loan prices being severely reduced. Accordingly, any value assigned to March 31, 1999 loans should take into consideration at what value the loans could be sold in the open market. During the 1999 first quarter, NovaStar Financial sold a number of whole loan packages at prices that averaged between 103 and 104. Tables 25 and 26 provide management's estimates of the value of the mortgage loans in its portfolio and 1999 first quarter production and the assumptions used for estimating fair value. Because any estimated value can vary dramatically based upon the assumptions used, a range of assumptions is used to determine the estimated value.

   During 1999, NovaStar Mortgage originated mortgage loans at an all-in cost of 105.8% of principal, including direct costs of acquisition, such as broker premiums, and general overhead expenses. Table 19 displays costs of production for each quarter. The cost of production during the first quarter of 1999 and 1998 third and fourth quarters is higher than previous quarters as a result of lower production levels. NovaStar Mortgage operated at less than full capacity during the second half of 1998, partly by design. If NovaStar Mortgage had operated at or near full capacity, the all-in cost would be similar to prior quarters. Direct costs of acquisition are capitalized as premium and amortized as an adjustment of yield over the life of the loan. In addition, NovaStar Mortgage took measures at the end of the fourth quarter of 1998 to reduce operating costs to be in line with expected short-term production volume.

   The weighted-average premium on mortgage loans outstanding at March 31, 1999 represented 2.3% of principal. Using the estimated fair values from above, this implies an estimated unrealized gain, or additional value in the mortgage loan portfolio at March 31, 1999 of between 1.0% and 3.0%. Applying this percent to the balance of mortgage loans outstanding of $848 million results in an estimated unrealized gain of between $9 and $26 million. This additional value results in an estimated mark-to-market equity at March 31, 1999 of $129-$146 million, or $10.39-11.76 per outstanding share, compared with a book value per outstanding share of $9.64. On a diluted basis, book value per share at March 31, 1999 is $9.23, while a mark-to-market book value is $9.40-10.64.

                                    Table 25
                Estimated Market Price on Entire Loan Portfolio
                              As of March 31, 1999

                                         Estimated Market Price
                                         -------------------------
                                          30/15-year Fixed and
                                          Balloon Loan Products
                                          (Three-year Treasury)
                                         -------------------------
                        Bond Equivalent
                         Yield..........   8.03%    8.28%    8.53%
                        Spread to
                         Index..........   3.50%    3.75%    4.00%
                        Assumed
                         Prepayment
                         Speed (CPR)
                        25..............  105.4%   104.7%   104.1%
                        30..............  104.6%   104.1%   103.5%
                        35..............  104.0%   103.5%   103.0%

                       Estimated Market
                            Price
                     --------------------

                     Two- and Three-year
                     Fixed Loan Products
                     --------------------
Bond Equivalent
 Yield..............  7.81%  8.06%  8.31%
Spread to Index.....  2.75%  3.00%  3.25%
Assumed Prepayment
 Speed (CPR)
35.................. 104.9% 104.4% 103.9%
40.................. 104.2% 103.8% 103.4%
45.................. 103.7% 103.3% 102.9%

                      One-year CMT Loan
                           Products
                     --------------------
Bond Equivalent
 Yield..............  7.27%  7.52%  7.77%
Spread to Index.....  2.75%  3.00%  3.25%
Assumed Prepayment
 Speed (CPR)
35.................. 104.7% 104.2% 103.7%
40.................. 104.1% 103.7% 103.3%
45.................. 103.6% 103.2% 102.9%

                          Six-month LIBOR Loan
                                Products
                         -------------------------
Bond Equivalent Yield..    8.06%    8.31%    8.56%
Spread to Index..          3.00%    3.25%    3.50%
Assumed
 Prepayment
 Speed (CPR)
40...............         105.0%   104.6%   104.2%
45...............         104.4%   104.0%   103.7%
50...............         103.8%   103.5%   103.2%

                                    Table 26
      Estimated Market Price of Loans Originated in First Quarter of 1999

                       Estimated Market
                            Price
                     --------------------
                     Two- and Three-year
                     Fixed Loan Products
                     --------------------
Bond Equivalent
 Yield..............  7.81%  8.06%  8.31%
Spread to Index.....  2.75%  3.00%  3.25%
Assumed Prepayment
 Speed (CPR)
30.................. 105.1% 104.5% 103.9%
35.................. 104.3% 103.8% 103.4%
40.................. 103.8% 103.3% 102.9%

                                                 Estimated Market Price
                                                 -------------------------
                                                  30/15-year Fixed and
                                                  Balloon Loan Products
                                                 -------------------------
                        Bond Equivalent Yield..    8.03%    8.28%    8.53%
                        Spread to
                         Index..........           3.50%    3.75%    4.00%
                        Assumed
                         Prepayment
                         Speed (CPR)
                        25..............          105.4%   104.7%   104.1%
                        30..............          104.6%   104.1%   103.5%
                        35..............          104.0%   103.5%   103.1%

Liquidity and Capital Resources

   Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Principal, interest and fees received on mortgage assets and residual interests on CMOs will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. During the first quarter of 1999, NovaStar Financial also improved its equity and liquidity positions significantly by:

  . Increasing borrowing capacity with First Union National Bank to nearly $400 million in February 1999.

  . Raising additional capital through the issuance of 4 million shares of Class B 7% cumulative convertible preferred stock in March 1999; gross proceeds aggregating $30 million.

   Historically, NovaStar Financial demonstrated the ability to access public capital markets as a source of long-term cash resources. The events in early October 1998 changed the liquidity position of NovaStar Financial and many other subprime companies and REITs. The number of options available to NovaStar Financial with regard to financing and capital resources have been restricted.

   The actions taken by management in the fourth quarter of 1998 to restore liquidity and mitigate additional margin call risk have significantly reduced cash requirements. The mortgage loans owned by NovaStar Financial have minimal liquidity risk as they are financed with non-recourse CMOs. Management expects that interest income on the loans will generate sufficient cash to meet financing and operating costs.

   NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. As of March 31, 1999, NovaStar Mortgage owned $84 million of subprime mortgage loans. NovaStar Mortgage provides financing for these loans through warehouse and repurchase credit facilities at First Union. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans at a profit to meet the significant cash needs of the wholesale loan operation. However, management intends to raise sufficient capital during 1999 to begin acquiring a majority of NovaStar Mortgage's production during the second half of the year. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations are at or near the capacity of its production infrastructure.

   Table 27 is a summary of financing arrangements and available borrowing capacity under those arrangements as of March 31, 1999:

                                    Table 27
                              Liquidity Resources
                     March 31, 1999 (dollars in thousands)

                                    Maximum
                                   Borrowing  Value of
                                     Limit   Collateral Borrowings Availability
                                   --------- ---------- ---------- ------------
Resource
Cash..............................                                   $ 2,403
First Union National Bank (A):
  Committed warehouse line of
   credit......................... $ 75,000   $42,403    $22,660      19,743
  Committed secured whole loan
   repurchase agreement...........  300,000    42,495     42,495         --
  Committed residual financing
   available under CMOs...........   20,000        (B)       --       20,000
                                                         -------     -------
    Total.........................                       $65,155     $42,146
                                                         =======     =======
Total availability as a percent
 of:
  Total assets....................                                      4.46%
                                                                     =======
  Total stockholders' equity......                                      3.52%
                                                                     =======

--------
(A) Value of collateral and borrowings include amounts for both NovaStar Financial and NovaStar Mortgage as they are co-borrowers under the arrangements with First Union National Bank.
(B) Management estimates the value of the residuals range from $50 to $70 million and does not include the value of mortgage servicing rights.

   Cash activity during the three months ended March 31, 1999 and 1998 are presented in the consolidated statement of cash flows.

   Capital allocation guidelines. Management's goal is to balance between the under-utilization of leverage, which reduces returns to stockholders, and the over-utilization of leverage, which could reduce the ability of NovaStar to meet its obligations during adverse market conditions. Capital allocation guidelines have been approved by the Board of Directors. The guidelines are intended to keep NovaStar properly leveraged by:

  .Matching the amount of leverage allowed to the riskiness on return and liquidity of an asset; and

  .Monitoring the credit and prepayment performance of each investment to adjust the required capital.

   This analysis takes into account hedging instruments and other risk programs discussed below. Balance sheet leverage is controlled by monitoring capital allocation. Following presents a summary of the capital allocation guidelines for the following levels of capital for various types of assets it owns.

                         Capital Allocation Guidelines
                                 March 31, 1999

                                                                         (F)
                                                                 (E)   (b x e)   (F)
                           (A)       (B)      (C)       (D)    (c + d) Equity  (a + f)
                         Minimum  Estimated Duration Liquidity  Total  Cushion   CAG
                         Lender     Price    Spread   Spread   Spread   (% of   Equity
Asset Category           Haircut  Duration  Cushion   Cushion  Cushion   MV)   Required
--------------           -------  --------- -------- --------- ------- ------- --------
Agency-issued:
  Conventional ARMs.....   3.00%    3.50%      50        --       50    1.75%     4.75%
  GNMA ARMs.............   3.00     4.50       50        --       50    2.25      5.25
  GNMA Fixed Rates......   3.00     5.00       50        --       50    2.50      5.50
Mortgage loans:
  Collateral for
   warehouse financing..   2.00     3.00      100        50      150    4.50      7.50
  Collateral for CMO....   5.00      --       --         --      --      --       5.00
  Delinquent............ 100.00      --       --         --      --      --     100.00
Hedging.................    --       --       --         --      --      --       5.80
Other................... 100.00      --       --         --      --      --     100.00

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

   Implementation of the capital allocation guidelines--mark to market. Each month, assets are marked to market. Market values of the mortgage loan portfolio are calculated internally using assumptions for losses, prepayments and discount rates. Mortgage securities are valued using independent market quotes. The face amount of all financing used for securities and mortgage loans is subtracted from the current market value of the assets and hedges. This is the current market value of equity. This number is compared to the required capital as determined by the capital allocation guidelines. If the actual equity falls below the capital required by the capital allocation guidelines, NovaStar Financial must prepare a plan to bring the actual capital above the level required by the capital allocation guidelines.

   Each quarter, management presents to the Board of Directors the results of the capital allocation guidelines compared to actual equity. Management may propose changing the capital required for a class of investments or for an individual investment based on its prepayment and credit performance relative to the market and the ability of the management to predict or hedge the risk of the asset.

   Table 28 is a summary of the capital allocation for NovaStar Financial as they apply to mortgage assets and hedging instruments during 1999 and 1998.

                                    Table 28
                                Required Equity

                            1999                       1998
                          --------  -------------------------------------------
                          March 31  December 31 September 30 June 30   March 31
                          --------  ----------- ------------ --------  --------
Category
Mortgage loans:
  Current unsecuritized
   loans................  $  3,823    $12,648     $ 14,567   $ 21,566  $ 23,628
  Delinquent
   unsecuritized loans..     1,197      1,685          452        601     1,200
  Securitized loans.....    49,894     64,548       55,822     37,766    23,478
Mortgage securities.....       --         --        19,514     24,904    27,426
Other assets............    13,861     12,536       20,682     13,782    10,733
Hedging instruments.....      (100)      (179)        (688)      (232)     (203)
                          --------    -------     --------   --------  --------
Required equity.........    68,675     91,238      110,349     98,387    86,262
Stockholders' equity....   119,712     87,204      109,848    114,875   115,798
Market value in excess
   of the carrying value
   of assets and
   hedges...............     1,482      5,961        2,331     31,999    20,685
                          --------    -------     --------   --------  --------
Excess equity...........  $ 52,519    $ 1,927     $  1,830   $ 48,487  $ 50,221
                          ========    =======     ========   ========  ========

Inflation

   Virtually all assets and liabilities of NovaStar Financial are financial in nature. As a result, interest rates and other factors drive company performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The financial statements of NovaStar Financial are prepared in accordance with generally accepted accounting principles and the dividends are based on taxable income. In each case, financial activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Impact of Recently Issued Accounting Pronouncements

   Note 1 to the consolidated financial statements of the annual report to shareholders and annual report on Form 10-K for the year ended December 31, 1998 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports, will not have a material impact on the consolidated financial statements.

The Year 2000

   NovaStar Financial and NovaStar Mortgage are highly dependent on purchased and leased computer software to conduct business. In addition, NovaStar Financial and NovaStar Mortgage are highly dependent on computer software used by market counterparties and vendors, including banks, in conducting business. Management recognizes that some computer software may not have the ability to correctly identify dates beyond December 31, 1999. Successful modification of computer software, or the vendors' successful modification of their programs, to be year 2000 compliant is critical to the viability of NovaStar Financial and NovaStar Mortgage.

   NovaStar Financial and NovaStar Mortgage use three major, and a number of smaller, internal automation solutions to conduct its business operations. The three computer systems considered the most significant to operations are as follows:

     .The internally developed loan origination and database system

     .The externally provided loan servicing system

     .The purchased accounting system

   In addition, NovaStar Financial and NovaStar Mortgage integrate with a number of outside entities in normal business transactions. Interfaces with other businesses and third party solution providers are used to conduct some business processes. Other processes are supported by systems created internally.

   NovaStar Financial and NovaStar Mortgage are using the Federal Financial Institutions Examination Council's (FFIEC) "Year 2000 Project Management Awareness" document to guide year 2000 readiness efforts. Each program/system interface used by NovaStar Financial and NovaStar Mortgage are being reviewed and tested for year 2000 compliance. The FFIEC guide calls for a three-phase approach to assess year 2000 compliance. Based on this three-phase approach NovaStar Financial's and NovaStar Mortgage's projected timeline is as follows:

   In the assessment phase, management has determined which business processes/interfaces rely on dates and date arithmetic. Most business processes/interfaces rely on dates and date arithmetic. All internally developed business processes/interfaces have been tested for compliance. Based on these tests, all software and automation solutions created by NovaStar Financial and NovaStar Mortgage are year 2000 compliant. As of April 15, 1999 NovaStar Financial and NovaStar Mortgage have updated all internal operating systems and software with year 2000 compliant versions. NovaStar Financial and NovaStar Mortgage are still working with market counterparties and vendors to document that they have assessed software for year 2000 compliance.

   Solution updates to non-complaint Year 2000 software should be made in the correction phase. Corrections on NovaStar Financial and NovaStar Mortgage developed software will be made internally and are expected to be insignificant. NovaStar Financial and NovaStar Mortgage are requiring all market counterparties and vendors to document they have made all corrections.

   NovaStar Financial and NovaStar Mortgage staff will conduct "mock" business as if it is in the year 2000 during the validation phase, scheduled for the second quarter of 1999. During this phase, NovaStar Financial and NovaStar Mortgage will test all internally developed software as well as vendor software.

   NovaStar Financial and NovaStar Mortgage have contacted all significant outside market counterparties and vendors to obtain documentation regarding their process and status for assuring year 2000 compliance. Management has asked that each party adhere to the same FFIEC guidelines and to provide documents of progress during each phase. NovaStar Financial and NovaStar Mortgage have received written confirmation from Alltel Residential Lending Solutions, vendor of NovaStar Mortgage's servicing system and Baan/CODA, vendor of NovaStar Financial's and NovaStar Mortgage's accounting system stating that the versions currently used are fully year 2000 compliant.

   All internally developed software was designed to be year 2000 complaint. In addition, management has contacted its significant financial counterparty, First Union National Bank, who is completing their internal review of year 2000 compliance.

   Management believes the greatest risk in regard to year 2000 compliance is the software and systems used to service its subprime mortgage loans. NovaStar Mortgage services the loans owned by NovaStar Financial. NovaStar Mortgage uses systems developed by Alltel for loan servicing. If these systems fail, NovaStar Mortgage will not be able to continue on a manual basis. In this worst case scenario, loans would not be serviced until the failed system could be remedied. If the loans go "unserviced" for an extended period of time--several weeks--the result could have a material adverse impact to NovaStar Financial and NovaStar Mortgage.

   NovaStar Financial and NovaStar Mortgage are also at significant risk in the event the systems of financial institutions, on which NovaStar Financial and NovaStar Mortgage are relying for financing and cash management fail. In a worst case scenario, NovaStar Financial and NovaStar Mortgage may not be able to meet financial obligations during the period of failure - an unknown timeframe. The result could have a material adverse impact on NovaStar Financial and NovaStar Mortgage.

   NovaStar Financial and NovaStar Mortgage are exposed to smaller risks in the event other systems, including those developed internally, fail to perform beyond December 31, 1999. However, management believes functions, other than servicing, can be maintained on a manual basis should systems fail. Although processing and performance would be slow, risk of material adverse impact to NovaStar Financial and NovaStar Mortgage for these systems' failure is expected to be minimal.

   Management expects, through the completion of its year 2000 plan, the likelihood of a material business disruption is not significant. The major risks presented above involve year 2000 remediation efforts of third party vendors used by NovaStar Financial and NovaStar Mortgage. Based on the information provided, management believes these vendors will meet their obligation for resolution of year 2000 issues.

   Management estimates it has incurred less than $75,000 in costs to date in carrying out its year 2000 compliance plan and estimates it will spend less than $100,000 in completing the plan. However, the costs could increase dramatically if management determines that any market counterparty will not be year 2000 compliant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

   Price volatility. Under its current mode of operation, NovaStar Financial depends heavily on the market for wholesale subprime mortgage loans. Without capital to support the purchase and retention of mortgage loans, NovaStar will sell loans originated by NovaStar Mortgage. The financial results of NovaStar Financial will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. NovaStar Mortgage originates loans at a low all-in cost and therefore mitigates price volatility. Price volatility will be eliminated when NovaStar Financial can raise capital and resume acquisition and retention of its subprime mortgage loans.

   Interest rate risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial's net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as our liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 1999, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of March 31, 1999, adjust on a monthly basis and none adjust daily. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the " 2/28" loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

   Table 29 is a summary of the analysis as of March 31, 1999 and December 31, 1998.

                                    Table 29
                           Interest Rate Sensitivity
                      March 31, 1999 and December 31, 1998

                              Basis Point Increase (Decrease) in Interest
                              -------------------------------------------
                                                 Rate(B)
                                              ----------------
   As of March 31, 1998(A)        (100)          Base(C)           100
   -----------------------    --------------  ------------------------------
   Income from:
     Assets..................        $84,496         $86,728         $88,879
     Liabilities.............         50,519          58,330          66,412
     Interest rate
      agreements.............         (1,781)         (1,781)            570
                              --------------  --------------  --------------
   Net spread income.........        $32,196         $26,617         $23,037
                              ==============  ==============  ==============
   Cumulative change in
    income from base (C)..... $        5,579             --   $       (3,580)
   Percent change from base
    spread income (D)........           21.0%            --            (13.4)%
                              ==============  ==============  ==============
   Percent change of
    capital(E)...............           4.66%            --            (2.99)%
                              ==============  ==============  ==============

--------
(A) The securitized mortgage assets of NovaStar Financial are managed on a spread income basis.
(B) Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(C) Total change in estimated spread income, in dollars, from "base." "Base" is the estimated spread income at March 31, 1999.
(D) Total change in estimated spread income, as a percent, from base.
(E) Total change in estimated spread income as a percent of total stockholders' equity at March 31, 1999.

                                 Basis Point Increase (Decrease) in Interest
                                 -------------------------------------------
                                                    Rate(G)
                                                 ----------------
   As of December 31, 1998(F)        (100)          Base(H)           100
   --------------------------    --------------  ------------------------------
   Income from:
     Assets....................         $80,507         $82,310         $83,966
     Liabilities...............          47,546          55,259          63,233
     Interest rate agreements..          (2,244)         (2,244)            107
                                 --------------  --------------  --------------
   Net spread income...........         $30,717         $24,807         $20,840
                                 ==============  ==============  ==============
   Cumulative change in income
    from base (H)..............  $        5,910             --   $        3,967
   Percent change from base
    spread income (I)..........            23.8%            --            (16.0)%
                                 ==============  ==============  ==============
   Percent change of
    capital(J).................            6.77%            --            (4.54)%
                                 ==============  ==============  ==============

--------
(F) The securitized mortgage assets of NovaStar Financial are managed on a spread income basis.
(G) Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(H) Total change in estimated spread income, in dollars, from "base." "Base" is the estimated spread income at December 31, 1998.
(I) Total change in estimated spread income, as a percent, from base.
(J) Total change in estimated spread income as a percent of total stockholders' equity at December 31, 1998.

   Interest rate sensitivity analysis. The values under the heading "Base" are management's estimates of spread income for assets, liabilities and interest rate agreements on December 31, 1998. The values under the headings "100" and "(100)" are management's estimates of the income value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income represents the change in income of assets from base, net of the change in income of liabilities and interest rate agreements from base.

   The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift, up or down in interest rates would result in 10 percent or more cumulative decrease in income from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. The Board of Directors reviews and approves NovaStar Financial's interest sensitivity and hedged position quarterly.

   Assumptions used in interest rate sensitivity analysis. Management uses estimates in determining the income of assets, liabilities and interest rate agreements. The estimation process is dependent upon a variety of assumptions, especially in determining the income of its subprime mortgage loan holdings. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of March 31, 1999 and December 31, 1998.

   Management's analysis for assessing interest rate sensitivity on its subprime mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

  . Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

  . Borrower credit grades

  . Loan-to-value ratios

  . Prepayment penalties, if any

   Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher the credit grade, the more incentive there is to refinance when credit ratings improve. When a borrower has a low loan-to-value ratio, he or she is more likely to do a "cash-out" refinance. Each of these factors presumably increases the chance for higher prepayment speeds during the term of the loan. On the other hand, prepayment penalties serve to mitigate the risk that loans will prepay, under the assumption that the penalty is a deterrent to refinancing.

   These factors are weighted based on management's experience and an evaluation of the important trends observed in the subprime mortgage origination industry. Actual results may differ from the estimates and assumptions used in the model and the projected results as shown in the above table.

   NovaStar Financial's projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial's loans shown in Table 7 are weighted average speeds of all loans in each deal.

   As shown in Table 7, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long term prepayment rates used in the interest rate sensitivity analysis. However, this table also indicates that as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

   The investment policy for NovaStar Financial sets the following general goals:

  (1)Maintain the net interest margin between assets and liabilities, and

  (2)Diminish the effect of changes in interest rate levels on the market value of assets.

   Although management evaluates the portfolio using interest rate increases and decreases greater than one percent, management focuses on the one percent increase as any further increase in interestrates would require action to adjust the portfolio to adapt to changing rates. The investment policy for NovaStar Financial allows for no more than a ten percent decrease in the spread income of the portfolio when interest rates rise or fall by one percent.

   Sensitivity as of March 31, 1999 and December 31, 1998. As shown in the above table, if interest rates were to decrease one percent (-100 basis points), the spread income of capital would increase by an estimated 4.66% and 6.77% of capital as of March 31, 1999 and December 31, 1998, respectively. If interest rates rise by one percent (+100 basis points), the spread income of capital would decrease by an estimated 2.99% and 4.54% of capital as of March 31, 1999 and December 31, 1998, respectively.

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

   NovaStar Financial uses interest rate cap and swap agreements and financial futures contracts to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in the best interest of NovaStar Financial, given the cost of hedging transactions and the need to maintain REIT status.

   NovaStar Financial seeks to build a balance sheet and undertake an interest rate risk management program that is likely, in managements's view, to enable NovaStar Financial to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

   Interest rate cap agreements are legal contracts between NovaStar Financial and a third party firm or "counter-party". The counter-party agrees to make payments to NovaStar Financial in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. NovaStar Financial either makes quarterly premium payments or has chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount, on which the interest is computed, and a set term to maturity. Should the reference LIBOR interest rate rise above the contractual strike rate, NovaStar Financial will earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

   Interest rate swap agreements stipulate that NovaStar Financial pay a fixed rate of interest to the counterparty. In return, the counterparty pays NovaStar Financial a variable rate of interest based on the notional amount. The agreements have fixed notional amounts, on which the interest is computed, and set terms to maturity. As mentioned earlier, NovaStar Financial terminated all swap agreements and paid off the liabilities pertaining to these hedging instruments in October 1998.

   NovaStar Financial is subject to credit risk under its interest rate agreements because the counterparty may fail on its obligation to NovaStar Financial. To limit counterparty credit risk, NovaStar Financial:

  .enters into ISDA Master Agreements with each counterparty,

  .deals with counterparties with BBB/Baa ratings or higher from S&P and Moody's, respectively

  .measures the risk on at least a monthly basis,

  .obtains bilateral cross collateralization agreements on each agreement, and

  .obtains the right for margin calls when hedges are in gain positions for NovaStar Financial.

   The net market value of all agreements with each counterparty is in a loss position as of March 31, 1999, exposing NovaStar Financial to no credit risk at that date.

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

   ISDA Master Agreements set the legal framework for transactions with counterparties in over-the-counter derivative markets. NovaStar Financial considers its exposure to legal enforcement risk to be minimal. Corporate counsel reviews legal documents at the discretion of management.

   When analyzed in isolation, the cost of a hedging transaction over the life of the agreement may exceed the benefit of the transaction if market interest rates move against the hedge. However, if analyzed in the context of the entire portfolio, losses on hedging transactions in downward interest rate movements will be offset by gains on the asset side of the balance sheet.

   In order to retain REIT status, NovaStar Financial must meet requirements established by the Internal Revenue Code. Income from hedges that reduce the interest rate risk of REIT liabilities is treated as qualifying income under the Internal Revenue Code. All hedging instruments owned by NovaStar Financial are REIT-qualifying. Further details regarding qualification as a REIT and income restrictions is provided under the heading "Federal Income Tax Consequences" of NovaStar Financial's 1998 Annual Report on Form 10K.

   Table 11 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides a summary of hedging instruments owned by NovaStar Financial as of March 31, 1999 and December 31, 1998.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   As of March 31, 1999, there were no material legal proceedings pending to which NovaStar Financial was a party or of which any of its property was subject.

Item 2. Changes in Securities

   On February 12, 1999, NovaStar Financial issued to First Union National Bank 350,000 warrants to purchase NovaStar Financial common stock at a price of $6.9375 per share, the closing price of the common stock on February 11, 1999. These warrants were issued in exchange for 186,667 existing warrants with an exercise price of $15.00 per share, all of which will be retired. The new warrants are exercisable until February 12, 2002.

   On March 10, 1999, NovaStar Financial issued to GMAC/Residential Funding Corporation 812,731 warrants to purchase NovaStar Financial common stock at a price of $4.5625 per share, the closing price of NovaStar Financial's common stock on October 12, 1998. These warrants will expire on October 13, 2003. In connection with this same warrant agreement, NovaStar Financial issued to GMAC/Residential Funding Corporation 364,982 "tag-along" warrants to purchase NovaStar Financial common stock at a price of $15.00 per share, which are exercisable until February 3, 2001.

   On March 29, 1999, NovaStar Financial completed the private placement and issuance of 4,285,714 shares of Class B 7% cumulative convertible preferred stock at a price of $7.00 per share, resulting in total proceeds of approximately $30 million, which includes approximately $25 million acquired by Wallace R. Weitz & Company. Stifel, Nicolaus & Company, Incorporated acted as placement agent in connection with the issuance and received commissions and reimbursement of expenses totaling approximately $1,240,000. Each share of the preferred stock is convertible, at the option of the holder, into one share of common stock and is redeemable at par by NovaStar Financial at any time after March 31, 2002.

   The issuance of the preferred stock and the earlier issuance of warrants in connection with the financing arrangement entered into with First Union and GMAC/Residential Funding Corporation resulted in a reduction of the $15.00 exercise price of the warrants issued in NovaStar Financial's private placement in December 1996. The GMAC/Residential Funding Corporation's "tag-along" warrants are similarly affected. Pursuant to anti-dilution provisions contained in the 1996 warrants, each warrant exercised at $15.00 will purchase 1.29 shares of common stock, which represents an effective exercise price of $11.62 per share.

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

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits filed with this report are as follows:

  11.1 Schedule regarding computation of per share earnings
  21.1 Subsidiaries of the Registrant
  27.1 Financial data schedule

   (b) NovaStar Financial has filed the following Form 8-K's:

  . Regarding the announcement of the financing arrangement with First Union National Bank and related material financing documents and warrant agreement, filed on February 23, 1999.

  . Regarding the March 1999 Class B 7% cumulative convertible preferred stock, the GMAC/RFC warrant agreement and the reduction in the 1996 warrant effective exercise price, filed on April 6, 1999.

                            NOVASTAR FINANCIAL, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NOVASTAR FINANCIAL, INC.

DATE: May 12, 1999                        /s/ Scott F. Hartman
                                          _____________________________________
                                          Scott F. Hartman
                                          Chairman of the Board, Secretary and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

DATE: May 12, 1999                        /s/ Rodney E. Schwatken
                                          _____________________________________
                                          Rodney E. Schwatken
                                          Vice President, Controller and
                                          Assistant Treasurer
                                          (Principal Accounting Officer)