Form 10-Q
period 1999-06-30
NOVASTAR FINANCIAL INC
filed 1999-08-13
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                           .

Commission File Number: 001-13533

NovaStar Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 1901 W. 47th Place, Suite 105, Westwood, KS (Address of principal executive offices)	74-2830661 (I.R.S. Employer Identification No.) 66205 (Zip Code)

(913) 362-1090
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

The number of shares of the registrant’s common stock outstanding as of August 13, 1999 was 8,130,069.

NOVASTAR FINANCIAL, INC.

FORM 10-Q
QUARTER ENDED JUNE 30, 1999

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 1999	December 31, 1998
	(unaudited)
Assets
Cash and cash equivalents	$168	$ —
Mortgage loans, net	788,245	945,798
Accrued interest receivable	15,589	17,608
Due from affiliates	26,724	18,521
Investment in NFI Holding Corporation	9,787	13
Assets acquired through foreclosure	16,654	10,583
Amounts due from founders	5,576	5,354
Other assets	2,019	4,359

Total assets	$864,762	$1,002,236

Liabilities and Stockholders’ Equity
Liabilities:
Collateralized mortgage obligations	$741,621	$891,944
Residual interest financing	—	18,000

Total borrowings	741,621	909,944
Dividends payable	525	2,845
Accounts payable and accrued expenses	1,379	2,157

Total liabilities	743,525	914,946
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Preferred stock, 4,285,714 shares of Class B 7% cumulative convertible preferred stock issued and outstanding as of June 30, 1999 with a redemption and liquidation value of $7 per share	43	—
Common stock, 8,130,069 shares issued and outstanding	81	81
Additional paid-in capital	151,208	122,180
Accumulated deficit	(29,788)	(32,804)
Accumulated other comprehensive income	1,860	—
Forgivable notes receivable from founders	(2,167)	(2,167)

Total stockholders’ equity	121,237	87,290

Total liabilities and stockholders’ equity	$864,762	$1,002,236

See notes to consolidated financial statements.
NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	1999	1998	1999	1998
Interest income:
Mortgage loans	$36,641	$33,962	$17,091	$19,412
Mortgage securities	—	16,396	—	7,032

Total interest income	36,641	50,358	17,091	26,444
Interest expense	24,853	38,860	11,644	20,418

Net interest income	11,788	11,498	5,447	6,026
Provision for credit losses	5,865	2,221	3,566	1,145

Net interest income after provision for credit losses	5,923	9,277	1,881	4,881
Other income	2,000	1,093	1,065	729
Equity in earnings (loss) of NFI Holding Corporation	942	(9)	391	262
General and administrative expenses:
Loan servicing fees paid to NovaStar Mortgage, Inc.	2,120	1,488	1,005	858
Compensation and benefits.	937	896	352	460
Other loan servicing expenses	946	128	476	84
Professional and outside services	365	353	33	297
Fees for other services provided by (to) NovaStar Mortgage, Inc.	456	3,183	(594)	1,683
Forgiveness of notes receivable from founders	—	542	—	271
Office administration	408	405	200	224
Other	62	193	20	101

Total general and administrative expenses	5,294	7,188	1,492	3,978

Net income	$3,571	$3,173	$1,845	$1,894

Preferred stock dividends	(556)	—	(525)

Income available to common stockholders	$3,015	$3,173	$1,320	$1,894

Basic earnings per share	$0.37	$0.40	$0.16	$0.23

Diluted earnings per share	$0.34	$0.36	$0.15	$0.21

Dividends declared per common share	$—	$0.65	$—	$0.35

See notes to consolidated financial statements.
NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended June 30,
	1999	1998
Net cash provided by operating activities	$14,772	$5,069

Cash flow from investing activities:

Mortgage loans purchased from NovaStar Mortgage, Inc.	—	(507,390)
Mortgage loan repayments	127,127	66,659
Mortgage loans sold to others	4,900	3,011
Investment in NFI Holding Corp.	(7,000)	—
Sales of assets acquired through foreclosure	9,548	485
Purchases of available-for-sale securities	—	(375,051)
Proceeds from sales of available-for-sale securities	—	315,743
Proceeds from paydowns on and maturities of available-for-sale securities	—	111,093
Net change in amounts due from affiliates	(6,087)	(5,297)

Net cash provided by (used in) investing activities	128,488	(390,747)

Cash flow from financing activities:

Proceeds from issuing collateralized mortgage obligations	—	350,000
Payments on collateralized mortgage obligations	(151,259)	(69,309)
Debt issuance costs paid on collateralized mortgage obligations	—	(1,461)
Change in short-term borrowings	(18,029)	109,771
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs of $1,240	29,072	(55)
Dividends paid	(2,876)	(3,220)

Net cash provided by (used in) financing activities	(143,092)	385,726

Net increase in cash and cash equivalents	168	48
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$168	$48

Supplemental disclosure of cash flow information:

Note received in exchange for options exercised by founders	$—	$4,350

Cash paid for interest	$25,317	$38,102

Dividends payable	$525	$2,843

Assets acquired through foreclosure	$15,542	$4,415

See notes to consolidated financial statements.
NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 (Unaudited)

Note 1.    Financial Statement Presentation

           The consolidated financial statements as of and for the periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments have been made which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

Note 2.    Stockholders’ Equity

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

           Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Currently, the only component of comprehensive income for NovaStar Financial is the net change in the unrealized gain (loss) on available-for-sale securities. Following is a summary of comprehensive income for the six and three month periods ended June 30, 1999 and 1998.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	1999	1998	1999	1998
Net income	$3,571	$3,173	$1,845	$1,894
Other comprehensive income—net change in unrealized gain (loss) on available-for-sale securities	1,860	(4,302)	244	(194)

Comprehensive income (loss)	$5,431	$(1,129)	$2,089	$1,700

Note 3.    Earnings Per Share

           The computations of basic and diluted EPS for the six and three month periods ended June 30, 1999 and 1998 are as follows (in thousands, except per share amounts):

	For the six months ended June 30,		For the three months ended June 30,
	1999	1998	1999	1998
Numerator:
Net Income	$3,571	$3,173	$1,845	$1,894
Less: Preferred stock dividends	(556)	—	(525)	—

Income available to common stockholders—basic	$3,015	$3,173	$1,320	$1,894

Plus: Preferred stock dividends	556	—	525	—

Income available to common stockholders—diluted	$3,571	$3,173	$1,845	$1,894

Denominator:
Weighted average common shares outstanding—basic	8,130	7,987	8,130	8,121

Warrants	225	773	217	835
Stock options	22	81	22	59
Convertible preferred stock	2,226	—	4,286	—

Weighted average common shares outstanding—diluted	10,603	8,841	12,655	9,015

Basic earnings per share	$0.37	$0.40	$0.16	$0.23

Diluted earnings per share	$0.34	$0.36	$0.15	$0.21

           The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the options ’ weighted-average exercise price was greater than the average market price of the common shares for the periods presented, therefore, the effect would be antidilutive (in thousands, except per share amounts):

	For the six months ended June 30,		For the three months ended June 30,
	1999	1998	1999	1998
Number of stock options and warrants	4,351	5,000	4,522	5,000
Weighted average exercise price	$11.55	$20.81	$11.46	$20.81

Note 4.    Reclassifications

           During the second quarter of 1999, NovaStar Financial reclassified the principal and interest collections received on the securitized mortgage loan portfolio to more closely match the timing of the principal and interest payments made to bondholders of the collateralized mortgage obligations (CMOs). Under the terms of NovaStar Financial’s CMOs, the principal and interest collected by NovaStar Mortgage, NovaStar Financial’s servicer, during any given month are held in trust and remitted to bondholders of the CMOs the following month. Prior to the reclassification change in 1999, NovaStar Financial reduced the securitized mortgage loan

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the preceding consolidated financial statements of NovaStar Financial and the accompanying notes as well as NovaStar Financial’s annual report to shareholders and annual report on form 10-K for the fiscal year ended December 31, 1998.

Safe Harbor Statement

           “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in “Risk Management” section of this annual report. In addition, there are many important factors that could cause actual results to differ materially from those indicated in the forward-looking statements. These factors include, but are not limited to, general economic conditions, interest rate levels and risk, prepayment speeds, delinquency and loss rates, changes in the asset securitization industry or the REIT provisions of the Internal Revenue Code, demand for services and products offered by NovaStar, the impact of covenants in loan agreements, the degree to which NovaStar Financial is leveraged, the needs for and availability of financing, access to capital and other risks identified in NovaStar Financial’s Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of NovaStar Financial is not necessarily indicative of future financial and operational performance.

Information

           Management intends to provide extensive information about the financial position and results of operations of NovaStar Financial in a format that is clear and easy to understand. This report and other published documents are designed to provide a framework for understanding NovaStar Financial’s business and the associated risks. The manner in which management conducts business and assesses risks will determine future performance. By providing detailed information to this extent, investors will be able to evaluate NovaStar Financial as an investment option and to compare NovaStar Financial with its competition.

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

           NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. A significant component of the financial results of NovaStar Financial are derived from the operations of NovaStar Mortgage, Inc. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc. is a wholly owned subsidiary of NFI Holding. Key officers of NovaStar Financial serve as officers of NFI Holding and NovaStar Mortgage and the founders are the only members of the Board of Directors of NFI Holding and NovaStar Mortgage. In June 1998, NFI Holding formed NovaStar Capital, Inc. to test the possibility of sourcing residential mortgage loans from banks, thrifts and credit unions. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II and NovaStar REMIC Financing Corporation. Both of these special purpose entities were created in January 1999 for the issuance of real estate mortgage investment conduits commonly known as REMICs. NovaStar Financial accounts for its investment in NFI Holding using the equity method.

           A separate section of this MD&A discusses the financial results of NovaStar Mortgage.

Description of Business

Business of NovaStar Financial:

•	NovaStar Financial was founded in 1996 as a specialty finance lender to invest in mortgage assets;

•	NovaStar Financial ’s assets have primarily come from the wholesale origination of single-family nonconforming loans by its affiliate, NovaStar Mortgage;

•	NovaStar Financial operates as a long-term portfolio investor;

•
NovaStar Financial ’s loans are financed on a short-term basis through a mortgage loan repurchase facility. Long-term financing is provided through securitization where asset-backed bonds are issued in financing-structured transactions;

•
Earnings are generated from spread income on the mortgage loan portfolio and indirectly by gains associated with the sale of loans to outside parties or through securitization transactions of NovaStar Mortgage.

Business of NovaStar Mortgage:

•	NovaStar Mortgage ’s customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage’s account executives work with over 2,000 brokers to solicit loans.

•
NovaStar Mortgage ’s borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. Often, these borrowers have built up high-rate consumer debt and are attempting to use equity in their home to consolidate debt and lower their total monthly payments.

•
NovaStar Mortgage ’s loans are financed on a short-term basis through warehouse facilities. Long-term financing is provided through securitization where asset-backed bonds are issued in transactions that are structured as a sale.

Forgivable Notes Receivable from Founders

           The founders of NovaStar Financial purchased 216,666 units in the 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes is divided into three equal parts, called “tranches”, and will be forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal year NovaStar Financial generates a return of 15% to investors in the private placement. All three tranches will be forgiven if a return of 100% is generated within five years.

           During the period from the closing of the private placement through December 31, 1997, NovaStar Financial’s stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15%. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. NovaStar recorded a non-cash charge of $542,000 to earnings during the six months ended June 30, 1998 in anticipation of the forgiveness of the second tranche. However, as a result of NovaStar Financial’s significant loss in the fourth quarter of 1998 and the market price of its stock during the same period, the second tranche of the notes receivable from founders was not forgiven in 1998. NovaStar Financial has not recognized any forgiveness of the second tranche in 1999 because management is uncertain of whether the incentive performance targets will be met.

Financial Condition of NovaStar Financial, Inc. as of June 30, 1999 and December 31, 1998

           NovaStar Financial’s balance sheets at June 30, 1999 and December 31, 1998 primarily consist of mortgage loans purchased from NovaStar Mortgage, which serve as collateral on its collateralized mortgage obligations. The carrying value of mortgage loans at June 30, 1999 was $788 million versus $946 million at December 31, 1998. The carrying value of collateralized mortgage obligations at June 30, 1999 was $742 million compared with $892 million at December 31, 1998. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during the first six months of 1999.

           During the second quarter of 1999, NovaStar Financial reclassified the principal and interest collections received on the securitized mortgage loan portfolio to more closely match the timing of the principal and interest payments made to bondholders of the collateralized mortgage obligations commonly called CMOs. Under the terms of NovaStar Financial’s CMOs, the principal and interest collected by NovaStar Mortgage, NovaStar Financial’s servicer, during any given month are held in trust and remitted to bondholders of the CMOs the following month. Prior to the reclassification change in 1999, NovaStar Financial reduced the securitized mortgage loan and accrued interest balances when mortgage loan payments were received by NovaStar Mortgage. Thus at any given month-end, NovaStar Financial’s mortgage loan balance would reflect the principal and interest collected during the month. However, the CMO balances would not reflect these principal and interest payments until the following month. In order to better match the collateral principal and interest payments with the CMO principal and interest payments, a reclass was made on NovaStar Financial’s books to gross up mortgage loans and accrued interest and reduce the Due from Affiliates balance. NovaStar Mortgage’s Due to Affiliates and restricted cash were also reduced. Similar adjustments were made to the December 31, 1998 balance sheets of NovaStar Financial and NovaStar Mortgage to reflect the current year presentation.

            Table 1 is a presentation of loans as of June 30, 1999 and December 31, 1998 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of June 30, 1999 and December 31, 1998 by state.

Table 1
Mortgage Loans by Credit Grade
(dollars in thousands)

				June 30, 1999			December 31, 1998
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value
AA	0 x 30	95	(B)	$103,092	9.52%	83.3%	$120,427	9.51%	83.4%
A	1 x 30	90		305,846	9.87	79.8	366,913	9.84	79.7
A	2 x 30	90		187,403	10.31	81.6	220,591	10.31	81.3
B	3 x 30, 1x 60 5 x 30, 2 x 60,	85		115,284	10.71	78.2	142,346	10.62	77.9
C	1 x 90	75		53,579	11.21	72.5	64,529	11.13	72.3
D	6 x 30, 3 x 60, 2 x 90	65		9,956	12.02	61.5	13,697	12.14	62.2

Total				$775,160	10.18%	79.7%	$928,503	10.15%	79.5%

(A)
Represents the number of times NovaStar Financial allows a prospective borrower to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	Fixed purchases; all other maximum of 90%.

Table 2
Mortgage Loans by State
Percent of Portfolio
(based on current principal balance)
Collateral Location	June 30, 1999	December 31, 1998
California	17%	18%
Florida	13	12
Washington	8	8
Oregon	5	5
All other states	57	57

Total	100%	100%

            Table 3 provides a summary of NovaStar Financial’s mortgage loans by type and carrying value as of June 30, 1999 and December 31, 1998.

Table 3
Carrying Value of Loans by Product/Type
June 30, 1999 and December 31, 1998
(in thousands)

Product/Type	June 30, 1999	December 31, 1998
Two and three-year fixed	$434,442	$526,044
Six-month LIBOR and one-year CMT	67,134	91,430
30/15-year fixed and balloon	273,584	311,029

Outstanding principal	775,160	928,503
Premium	16,658	20,868
Allowance for credit losses	(3,573)	(3,573)

Carrying Value	$788,245	$945,798

Carrying value as a percent of principal	101.68%	101.86%

           During the first half of 1998, NovaStar Financial purchased securities as a temporary use of capital from its initial public offering. As NovaStar Financial’s capital was deployed for mortgage loan acquisition, NovaStar Financial discontinued purchasing securities. In October 1998, NovaStar Financial was forced to sell all of its securities due to the liquidity crisis faced by the capital markets. Since that time, as indicated in the table below, NovaStar Financial has not purchased any additional securities.

           Table 4 is a summary of the securities acquired during 1999 and 1998 by quarter.

Table 4
Mortgage Security Acquisitions
Three Months Ended June 30, 1999 and 1998
(dollars in thousands)

	Principal	Premium	Discount	Net Price to Par	Weighted Average Coupon
1999:
Second quarter	$—	$—	$—	—	—%
First quarter	$ —	$ —	$ —	—	—%

1998:
Fourth quarter	$ —	$ —	$ —	—	—%
Third quarter	—	—	—	—	—
Second quarter—Federal National Mortgage Association	80,237	823	—	101.0	6.40
First quarter:
Federal National Mortgage Association	40,929	444	—	101.1	6.12
Government National Mortgage Association	229,130	3,726	(364)	101.5	6.39

            Short-term Financing Arrangements.     NovaStar Financial is a co-borrower with NovaStar Mortgage under warehouse lending and master repurchase agreements with First Union National Bank which are scheduled to mature in February 2000. As of June 30, 1999, NovaStar Financial and NovaStar Mortgage can borrow up to $75 million under the warehouse lending agreement and $300 million under the master repurchase agreement. As of June 30, 1999 and December 31, 1998, NovaStar Financial had no borrowings outstanding, and NovaStar Mortgage had borrowings of $79,960,000 and $203,341,000 outstanding, respectively under these arrangements. Borrowings under these arrangements are secured by mortgage loans. The interest rate on borrowings under the warehouse lending arrangement is indexed to the federal funds rate. Under the master repurchase agreement, borrowings are indexed to one-month LIBOR.

           On February 12, 1999, two additional one-year agreements were executed with First Union whereby NovaStar Financial and/or NovaStar Mortgage can borrow up to $20 million secured by residual interests in CMOs issued by NovaStar Financial, its affiliates or subsidiaries. Borrowings under these arrangements bear interest at one-month LIBOR plus five percent. As of June 30, 1999, NovaStar Financial had no borrowings under this financing arrangement. In connection with executing the renewals and additional agreements, NovaStar Financial issued warrants to First Union to acquire 350,000 shares of NovaStar common stock for $6.94 per share. In exchange for the new warrants, First Union returned 186,667 warrants that were purchased in NovaStar Financial’s 1996 private placement. The new warrants expire on February 12, 2002.

           All arrangements with First Union require NovaStar Financial and NovaStar Mortgage to maintain minimum tangible net worth, meet equity ratio tests and comply with other customary debt covenants.

           As of December 31, 1998, NovaStar Financial also had a short-term financing arrangement with GMAC/Residential Funding Corporation (GMAC/RFC) secured by residual interests in NovaStar Financial’s CMOs. In 1998, NovaStar Financial borrowed $15 million from GMAC/RFC, which included a $3 million financing fee. In connection with the agreement, NovaStar Financial issued 812,731 warrants to GMAC/RFC for the purchase of NovaStar Financial’s stock at $4.63 per share and 364,982 tag along warrants to purchase common stock on the terms of the December 9, 1996 warrants which were issued at $15.00 per share. NovaStar Financial had no other short-term borrowings outstanding as of December 31, 1998. In February of 1999, NovaStar Financial used financing sources at First Union to pay this debt in full.

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

            Following is a summary of outstanding CMOs as of June 30, 1999 and December 31, 1998 (dollars in thousands):

Table 5
Collateralized Mortgage Obligations
June 30, 1999 and December 31, 1998
(dollars in thousands)

	Collateralized Mortgage Obligation			Mortgage Loans
	Remaining Principal	Interest Rate	Estimated Weighted Average Months to Call	Remaining Principal	Weighted Average Coupon
As of June 30, 1999:
NovaStar Home Equity Series:
Issue 1997-1	$113,319	5.34%	4	$125,287	10.76%
Issue 1997-2	135,471	5.34	27	144,887	10.33
Issue 1998-1	226,911	5.16	40	240,459	10.03
Issue 1998-2	269,266	5.20	43	280,250	9.97
Unamortized debt issuance costs, net of amortization	(3,346)

	$741,621

As of December 31, 1998:
NovaStar Home Equity Series:
Issue 1997-1	$163,419	5.88%	29	$174,516	10.56%
Issue 1997-2	164,496	5.88	31	173,858	10.37
Issue 1998-1	268,152	5.69	35	277,776	10.01
Issue 1998-2	300,161	5.74	38	306,807	9.95
Unamortized debt issuance costs, net of amortization	(4,284)

	$891,944

           NovaStar Financial acquires substantially all of its mortgage assets at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables 6, 7, 8 and 9 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have some form of prepayment penalty. During the six months ended June 30, 1999, NovaStar Financial collected $1.6 million in prepayment penalties from borrowers compared with $678,000 during the same period of 1998. Table 6 is an analysis of mortgage loans and prepayment penalties.
Table 6
Mortgage Loan Prepayment Penalties
June 30, 1999 and December 31, 1998 (dollars in thousands)

				Weighted Average
	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of June 30, 1999
Loans collateralizing NovaStar Home Equity Series (CMO):
1997-1	$123,145	$5,680	32%	10.76%	75.3%	0.64
1997-2	140,068	2,809	69	10.33	78.6	0.76
1998-1	233,925	3,913	69	10.03	81.1	1.20
1998-2	277,271	4,219	73	9.97	81.1	1.77
All other loans	751	37	19	11.48	77.6	0.71

Total	$775,160	$16,658	64%	10.18%	79.7%	1.24

				Weighted Average
	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of December 31, 1998
Loans collateralizing NovaStar Home Equity Series (CMO):
1997-1	$170,118	$ 7,975	65%	10.57%	75.1%	0.89
1997-2	170,363	3,403	72	10.37	78.5	1.10
1998-1	275,673	4,651	69	10.01	81.1	1.51
1998-2	306,586	4,703	71	9.95	81.1	2.09
All other loans	5,763	136	65	9.91	80.0	1.59

Total	$928,503	$20,868	70%	10.15%	79.5%	1.52

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

Table 7
Prepayment Speeds

	Issue Date	Current Principal Balance	Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
				One- month	Three- month	Twelve- month	Life
As of June 30, 1999
NovaStar Home Equity Series:
1997-1	October 1, 1997	$123,145	7	52	58	43	37
1997-2	December 11, 1997	140,068	3	36	30	29	24
1998-1	April 30, 1998	233,925	3	33	28	21	18
1998-2	August 18, 1998	277,271	3	26	21	—	14
As of December 31, 1998
NovaStar Home Equity Series:
1997-1	October 1, 1997	$170,118	7	44	36	33	31
1997-2	December 11, 1997	170,363	3	42	32	22	21
1998-1	April 30, 1998	275,673	3	20	17	—	12
1998-2	August 18, 1998	306,586	3	18	10	—	9

            Table 8 summarizes mortgage asset activity during 1999 and 1998 and Table 9 details the amount of premium as a percent of principal at quarter end for 1999 and 1998.

Table 8
Mortgage Assets Activity
(in thousands)

	Mortgage Loans		Mortgage Securities		Total
	Principal	Premium	Principal	Premium	Principal	Premium
Balance, December 31, 1997	$ 559,436	$17,861	$504,847	$8,205	$1,064,283	$26,066
Acquisitions	207,976	3,758	270,059	3,806	478,035	7,564
Principal repayments and amortization	(27,224)	(1,160)	(63,892)	(731)	(91,116)	(1,891)
Dispositions	—	—	(310,113)	(5,294)	(310,113)	(5,294)

Balance, March 31, 1998	740,188	20,459	400,901	5,986	1,141,089	26,445
Acquisitions	290,350	5,148	80,237	823	370,587	5,971
Principal repayments and amortization	(43,849)	(1,506)	(47,201)	(451)	(91,050)	(1,957)
Dispositions	(2,843)	(53)	—	—	(2,843)	(53)

Balance, June 30, 1998	983,846	24,048	433,937	6,358	1,417,783	30,406
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(54,745)	(1,442)	(38,925)	(493)	(93,670)	(1,935)
Dispositions	(4,666)	(56)	(7,781)	(107)	(12,447)	(163)

Balance, September 30, 1998	924,435	22,550	387,231	5,758	1,311,666	28,308
Acquisitions	42,298	458	—	—	42,298	458
Principal repayments and amortization	(62,953)	(2,135)	(15,215)	(173)	(78,168)	(2,308)
Adjustment(A)	25,101	—	—	—	25,101	—
Dispositions	(378)	(5)	(372,016)	(5,585)	(372,394)	(5,590)

Balance, December 31, 1998	$928,503	$20,868	$ —	$ —	$928,503	$20,868

Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(70,883)	(1,830)	—	—	(70,883)	(1,830)
Dispositions	(4,446)	(79)	—	—	(4,446)	(79)

Balance, March 31, 1999	853,174	18,959	$ —	$ —	853,174	18,959
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(77,650)	(2,289)	—	—	(77,650)	(2,289)
Dispositions	(364)	(12)	—	—	(364)	(12)

Balance, June 30, 1999	$775,160	$16,658	$—	$—	$775,160	$16,658

(A)
Adjustment due to balance sheet reclassifications that were made in 1999 and 1998. See the “Financial Condition of NovaStar Financial as of June 30, 1999 and December 31, 1998” section of this document for a description of the reclassifications that were made to better match the timing of principal and interest payments of NovaStar Financial’s securitized mortgage loan portfolio with the principal and interest payments of collateralized mortgage obligations.

Table 9
Premium as a Percent of Principal

	Mortgage Loans	Mortgage Securities	Total Mortgage Assets
As of:
June 30, 1999	2.15%	—%	2.15%
March 31, 1999	2.22	—	2.22
December 31, 1998	2.25	—	2.25
September 30, 1998	2.44	1.49	2.16
June 30, 1998	2.44	1.47	2.14
March 31, 1998	2.76	1.49	2.32
December 31, 1997	3.19	1.63	2.45

            Stockholders’ equity.     During the first six months of 1999, NovaStar Financial increased its equity from $87 million at December 31, 1998 to $121 million at June 30, 1999. This was primarily a result of the issuance of 4,285,714 shares of Class B 7% cumulative convertible preferred stock in March 1999. Gross proceeds on the issuance aggregated $30 million. The issuance of these preferred shares will have an impact on future earnings per share as discussed under “Net Income ” below.

           Also, included in the accumulated other comprehensive income component of stockholders’ equity as of June 30, 1999 is NovaStar Financial ’s portion of the unrealized gain on available-for-sale securities held by NovaStar Mortgage. NovaStar Mortgage sold its first asset backed bonds in January 1999, which for accounting and tax purposes was treated as a sale. The residual interests in those transactions have been classified as available-for-sale securities. Residual interests are discussed further under “Financial Statement Condition as of June 30, 1999 and December 31, 1998— NovaStar Mortgage, Inc.”

Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Net Income

           During the six months ended June 30, 1999, NovaStar Financial recorded net income of $3.0 million, $0.34 per diluted share, compared with net income of $3.2 million, $0.36 per diluted share, for the six months ended June 30, 1998. In computing earnings per share, shares issued during the period are weighted for the portion of the period they are outstanding. If the preferred shares would have been outstanding for the entire first half of 1999, NovaStar Financial’s pro forma diluted earnings per share for the six months ended June 30, 1999, would have been $0.28 per share.

           NovaStar Financial’s main sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loan packages to third parties and securitizations of NovaStar Mortgage.
Net Interest Income

           Table 10 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the six months ended June 30, 1999 and 1998.

Table 10
Interest Analysis
Six Months Ended June 30, 1999 and 1998
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
June 30, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$793,973	$36,641	9.23%	$—	$ —	—%	$793,973	$36,641	9.23%

Interest-bearing liabilities
Repurchase agreements	$ —	$ —	—%	$ —	$ —	—%	$ —	$ —	—%
Collateralized mortgage obligations	825,540	23,156	5.61	—	—	—	825,540	23,156	5.61
Other borrowings	8,482	541	12.76	—	—	—	8,482	541	12.76

Cost of derivative financial
Instruments hedging liabilities		1,156						1,156

Total borrowings	$834,022	$24,853	5.96%	$ —			$834,022	$24,853	5.96%

Net interest income		$11,788			$ —			$11,788

Net interest spread			3.27%			—%			3.27%

Net yield			2.97%			—%			2.97%

Provisions for credit losses		$5,865	1.48	$—	—	—%		$5,865	1.48

Net interest income after provision for credit losses		$5,923		$—	—			$5,923

Net interest spread after provision for credit losses			1.79%			—%			1.79%

Net yield after provision for credit losses			1.49%			—%			1.49%

	Mortgage Loans			Mortgage Securities			Total
June 30, 1998	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$719,081	$33,962	9.45%	$511,385	$16,396	6.41%	$1,230,466	$50,358	8.19%

Interest-bearing liabilities
Repurchase agreements	$163,471	$5,342	6.54%	$521,824	14,662	5.62%	$685,295	$20,004	5.84%
Collateralized mortgage obligations	528,014	16,925	6.41	—	—	—	528,014	16,925	6.41
Other borrowings	24,535	537	4.38	—	—	—	24,535	537	4.38

Cost of derivative financial
Instruments hedging liabilities		999			395			1,394

Total borrowings	$716,020	$23,803	6.37%	$521,824	15,057		$1,237,844	$38,860	6.28%

Net interest income		$10,159			$1,339	5.77%		$11,498

Net interest spread			3.08%			0.79%			1.91%

Net yield			2.83%			0.52%			1.87%

Provision for credit losses		$2,221	0.62	$—	—			$ 2,221	0.36

Net interest income after provision for credit losses		$7,938		$—				$9,277

Net interest spread after provision for credit losses			2.46%			—%			1.55%

Net yield after provision for credit losses			2.21%			—%			1.51%

            Interest income.    Average interest-earning assets were $794.0 million during the six months ended June 30, 1999, all of which were mortgage loans, compared with average interest-earning assets of $1.2 billion for the same period of 1998, which included $511.4 million of mortgage securities. As discussed in “Financial Condition of NovaStar Financial, Inc. as of June 30, 1999 and December 31, 1998”, NovaStar Financial sold all of its mortgage securities in October 1998 to meet short-term liquidity needs faced in the fourth quarter of 1998. Accordingly, no interest income was recognized on mortgage securities during the six months ended June 30, 1999. Mortgage securities earned $16.4 million for the six months ended June 30, 1998, or a yield of 6.4%. During the six months ended June 30, 1999, mortgage loans earned $36.6 million, or a yield of 9.2%, compared with $34.0 million, or a yield of 9.5% for the same period of 1998. In total, assets earned $36.6 million, or a 9.2% yield for the six months ended June 30, 1999. During the same period of 1998, assets earned $50.4 million or an 8.2% yield.

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

           Interest expense.     The cost of borrowed funds was $24.9 million during the six months ended June 30, 1999, or 6.0% of average borrowings, compared with $38.9 million for the same period of 1998, or 6.3% of average borrowings. The composition of interest expense is significantly different for the six months ended June 30, 1999 compared with the same period of 1998. This is due to the following factors:

•
The majority of mortgage loans serve as collateral on collateralized mortgage obligations at June 30, 1999. At June 30, 1998, 72% of mortgage loans served as collateral on collateralized mortgage obligations while the remaining loans served as collateral on higher-rate warehouse and repurchase facility debt. The change in financing composition is primarily due to the fact that NovaStar Financial discontinued purchasing mortgage loans from NovaStar Mortgage during the last half of 1998. Prior to that point in time, NovaStar Financial had purchased 100% of NovaStar Mortgage’s loan production. Loans held in portfolio prior to securitization were financed by repurchase facilities. Under agreements with NovaStar Mortgage, NovaStar Financial reimbursed NovaStar Mortgage for its warehousing costs incurred prior to sale. Repurchase and warehouse facility costs for the six months ended June 30, 1998 are included under repurchase agreements and other borrowings in Table 10.

•	NovaStar sold all of its mortgage securities in October 1998 and paid off all related financing on these assets. No mortgage securities have been purchased since that time.

•
Due to the liquidity crisis faced in the last quarter of 1998, GMAC/Residential Funding Corporation provided additional financing under a residual line that was secured by mortgage interests in NovaStar’s asset-backed bonds. This facility carried a substantially higher interest cost than other borrowing arrangements. This debt was paid off in February 1999 with funds from a similar facility provided by First Union National Bank. The interest on this facility during the six months ended June 30, 1999 is included as a component of other borrowings in Table 10.

           Advances under the warehouse line of credit bear interest based on the federal funds rate plus a spread. NovaStar Financial and NovaStar Mortgage receive credits to warehouse line interest based on cash balances maintained with First Union. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the six months ended June 30, 1999, one-month LIBOR averaged 4.96 percent compared with 5.66 percent for the six months ended June 30, 1998. Because the Federal Reserve increased the targeted Federal Funds interest rate in June 1999, management expects effective borrowing costs to be higher for the second half of 1999. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

           Net interest income and spread.     Net interest income during the six months ended June 30, 1999 was $11.8 million or 3.0% of average interest-earning assets, compared with $11.5 million, or 1.9% of average interest-earning assets during the same period of 1998. Net interest spread was 3.3% during the six months ended June 30, 1999 compared with 1.9% during the six months ended June 30, 1998. The significant increase in net margin and spread for the six months ended June 30, 1999 compared with the six months ended June 30, 1998 is due to the change in NovaStar Financial’s asset and liability composition. During the latter part of 1998, NovaStar Financial sold all mortgage securities and paid off related financing. NovaStar Financial has not purchased any more of these lower-yielding mortgage assets. Net interest income and the spread are functions of asset yields relative to its costs of funds. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

           During the six months ended June 30, 1999 and 1998, net interest expense incurred on hedging agreements was $1.2 million and $1.4 million, respectively, which is included as a component of interest expense. The following table provides details of the interest rate agreements as of June 30, 1999 and December 31, 1998.

Table 11
Interest Rate Agreements
June 30, 1999 and December 31, 1998
(dollars in thousands)

		Unrealized
	Notional Value	Gains	Losses	Weighted Days to Maturity	Cap Rate
As of June 30, 1999:
Interest rate cap agreements	$625,000	$—	$667	553	6.27%

As of December 31, 1998:

Interest rate cap agreements	$625,000	$—	$2,483	734	6.27%

Other Income

           Other income during the six months ended June 30, 1999 primarily consists of prepayment penalties of $1.6 million, net losses recognized on the sale of real estate owned properties of $17,000, interest earned on securitization funds held in trust of $111,000, and interest earned on notes receivable from founders of $242,000. Other income for the same period of 1998 consisted of prepayment penalties of $678,000, interest earned on notes receivable from founders of $168,000, gains on mortgage loan sales of $115,000, net gains on mortgage security sales of $108,000 and interest earned on securitization funds held in trust of $24,000.
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

           Management ’s evaluation of the adequacy of reserves for credit losses is based primarily on NovaStar’s historical experience, but also incorporates general industry trends and management’s judgement. Recent loss experience for NovaStar includes numerous losses incurred on third-party sales of collateral where the borrower is delinquent, but where NovaStar has not foreclosed on the property. In this situation, NovaStar accelerates the timing for eliminating the defaulting borrower. In other situations, NovaStar chooses to fully charge-off loan balances, when it is economically beneficial to do so rather than incur significant costs of pursuing full foreclosure. In many cases, these sales and charge-offs result in lower losses than if NovaStar were forced to foreclose and liquidate the property on its own.

           Losses on recent third-party sales, as described above, have significantly increased total charge-offs. However, this activity eliminates credit risk that would have been charged off in future periods. All historical experience of NovaStar is used in management’s analysis of reserve adequacy. The analysis projects more consistent and lower levels of charge-offs over future periods of time than has been experienced recently. In the opinion of management, the reserves for credit losses are adequate as of June 30, 1999. If losses do not develop as historical analysis would project, provisions for loan losses will be increased accordingly.

           During the six months ended June 30, 1999, NovaStar Financial provided $5.9 million to the allowance for credit losses, compared with $2.2 million during the same period of 1998. Charge-offs during the six months ended June 30, 1999 were $5.9 million compared with $1.2 million during the same period of 1998.

           During the third quarter of 1998, NovaStar Financial and NovaStar Mortgage executed an agreement with Commonwealth Mortgage Acceptance Corporation (CMAC) whereby CMAC will provide insurance coverage on mortgage loans. As of June 30, 1999 and December 31, 1998, approximately 27% and 26% of the loans owned by NovaStar Financial and substantially all of the loans owned by NovaStar Mortgage are covered under this agreement. During the six months ended June 30, 1999, total premiums paid to CMAC totaled $912,000 and are included as a component of loan servicing expense in the financial statements. Management believes that its exposure to credit loss on loans insured by CMAC is minimal. Management expects that a substantial portion of loans originated in future periods will be covered under similar insurance arrangements.

           As of June 30, 1999, NovaStar Financial had 176 loans in real estate owned with a carrying value of $16.7 million compared with 126 loans with a carrying value of $10.6 million as of December 31, 1998.

           Table 12 is a rollforward of the allowance for credit losses during 1999 and 1998.

Table 12
Rollforward of Allowance for Credit Losses
1999 and 1998

	1999		1998
	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$3,492	$3,573	$2,757	$3,341	$2,871	$2,313
Provision for credit losses	3,566	2,299	4,030	1,179	1,145	1,076
Amounts charged off, net of recoveries	(3,485)	(2,380)	(3,214)	(1,763)	(675)	(518)

Ending Balance	$3,573	$3,492	$3,573	$2,757	$3,341	$2,871

           Loans owned by NovaStar Financial are serviced by NovaStar Mortgage. Details regarding the delinquencies, defaults, and loss statistics of the loan servicing portfolio are presented in Tables 23 and 24, in “ Financial Condition of NovaStar Mortgage as of June 30, 1999 and December 31, 1998”.
General and Administrative Expenses

           General and administrative expenses for the six months ended June 30, 1999 and 1998 are provided in Table 13. Table 14 displays the relationship of portfolio expenses to net interest income during 1999 and 1998 by quarter.

Table 13
General and Administrative Expenses
(dollars in thousands)

	Six Months Ended June 30,
	1999		1998
		Percent of Net Interest Income		Percent of Net Interest Income
Compensation and benefits	$937	7.9%	$896	7.8%
Loan servicing	946	8.0	353	3.1
Professional and outside services	365	3.1	128	1.1
Office administration	408	3.5	405	3.5
Other	62	0.5	193	1.7

Total portfolio-related expenses	2,718	23.0%	1,975	17.2%

Forgiveness of notes receivable from founders	—		542
Fees for services provided by NovaStar Mortgage, Inc.	2,576		4,671

Total general and administrative expenses	$5,294		$7,188

Efficiency Ratio(A)		38.4%		57.1%

A	The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and other income.

Table 14
Portfolio Related Expenses as a
Percent of Net Interest Income
1999 and 1998

	Percent of Net Interest Income	Efficiency Ratio
1999:
Second quarter	19.8%	22.9%
First quarter	25.8	52.3
1998:
1998	25.6	5,747.0
Fourth quarter	89.7	(14.1)
Third quarter	22.3	21.1
Second quarter	19.3	58.9
First quarter	14.8	55.0

           Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The increase in compensation and benefits for the six months ended June 30, 1999 compared with the same period of 1998 is primarily due to salary increases and added personnel.

           Loan servicing for the six months ended June 30, 1999 consists principally of the fees paid to CMAC as discussed under the “ Provisions for Credit Losses.” This line-item also includes the direct costs associated with the mortgage loan servicing operation that are paid directly to independent third parties for such things as property appraisals and borrower location services. NovaStar loans were not covered by insurance during the first half of 1998, which caused the increase in loan servicing costs from 1998 to 1999.

            Professional and outside services include fees for legal, accounting services and annual and quarterly reports. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. The significant increase in the first half of 1999 is a result of legal fees incurred on the structuring of various financing arrangements, preparing securities registration statements and offering memorandums and general company growth. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

           The following is a summary of the fees, in thousands, paid to (received from) NovaStar Mortgage for the six months ended June 30, 1999 and 1998:

	Six Months Ended June 30,
	1999	1998
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$2,120	$1,488
Administrative fees	1,148	3,600

Amounts received from NovaStar Mortgage:
Purchase commitment fee	—	(417)
Interest income	(692)	—

	$ 2,576	$ 4,671

The fees for services provided by NovaStar Mortgage represent the following:

•	Administrative fees for services, including the development of loan products, underwriting, funding, and quality control.

•	Servicing fees to NovaStar Mortgage. NovaStar Mortgage receives 50 basis points on the collected principal balance of NovaStar Financial loans serving as collateral on CMOs.

•	Purchase commitment fee. A fee NovaStar Mortgage pays to NovaStar Financial, if it chooses to retain the mortgage loans it originates or sells them to third parties.

•	Interest income. Interest payments NovaStar Mortgage pays to NovaStar Financial for financing loan fundings and various operating costs of NovaStar Mortgage.

           The increase in loan servicing fees paid to NovaStar Mortgage for the six months ended June 30, 1999 compared with the six months ended June 30, 1998 is due to the increase in NovaStar Financial’s securitized mortgage loan portfolio serviced by NovaStar Mortgage.

           The decline in the administrative fees paid to NovaStar Mortgage during these same periods is partly a result of the reduction in NovaStar Mortgage ’s production volumes as indicated in Table 17. The decline in 1999 originations reflect decisions made by management as a result of constrained liquidity circumstances the subprime mortgage industry faced during the latter part of 1998. Accordingly, the administrative fees NovaStar Financial paid to NovaStar Mortgage during this same period were reduced. This agreement was cancelled on April 1, 1999, since NovaStar Financial is no longer purchasing loans from NovaStar Mortgage. Accordingly, NovaStar Financial is no longer utilizing the services as outlined in the agreement.

           The decrease in purchase commitment fees for the six months ended June 30, 1999 compared with the same period of 1998 is due to the discontinuance of this intercompany agreement beginning January 1, 1999.

           The increase in interest income for the six months ended June 30, 1999 compared with the same period of 1998 is due to this intercompany agreement that went into effect April 1, 1999.
Equity in Earnings (Loss) of NFI Holding Corporation

           For the six months ended June 30, 1999, NFI Holding recorded net income of $951,000 compared with a net loss of $9,000 for the same period of 1998. NovaStar Financial records its portion of the loss as equity in net loss of NFI Holding in its income statement. NFI Holding’s net loss includes the net earnings of NovaStar Mortgage and NovaStar Capital, subsidiaries of NFI Holding as discussed under “Basis of Presentation”. NFI Holding’ s financial position and results of operation for the six month period ended June 30, 1999 and 1998 are discussed further under the heading “NFI Holding Corporation”.

Results of Operations of NovaStar Financials, Inc. —Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998.

Net Income

           During the three months ended June 30, 1999, NovaStar Financial recorded net income of $1.8 million, $0.15 per diluted share, compared with net income of $1.9 million, $0.21 per diluted share, for the three months ended June 30, 1998.

Net Interest Income

           Table 15 presents a summary of the average interest-earnings assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended June 30, 1999 and 1998.

Table 15
Interest Analysis

Three Months Ended June 30, 1999 and 1998
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
June 30, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$753,488	$17,091	9.07%	$—	$—%		$753,488	$17,091	9.07%

Interest-bearing liabilities
Repurchase agreements	$ —	$—	—%	$—		$—%	$—	$—	—%
Collateralized mortgage obligations	788,894	11,068	5.61	—	—	—	788,894	11,068	5.61
Other borrowings	—	—	—	—	—	—	—	—	—

Cost of derivative financial Instruments hedging liabilities		576				—		$576

Total borrowings	$788,894	$11,644	5.90%	$—	$—	—%	$788,894	$11,644	5.90%

Net interest income		$5,447				$—

Net interest spread			3.17%			—%			3.17%

Net yield			2.89%			—%			2.89%

Provision for credit losses		$3,566	1.89		$—			$3,566	1.89

Net interest income after provisions for credit losses		$1,881			$—			$1,881

Net interest spread after provision for credit losses			1.28%			—%			1.28%

Net yield after provision for credit losses			1.00%			—%			1.00%

	Mortgage Loans			Mortgage Securities			Total
June 30, 1998	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/Rate
Interest-earning mortgage assets	$819,951	$19,412	9.47%	$440,476	$7,032	6.39%	$1,260,427	$26,444	8.39%

Interest-bearing liabilities
Repurchase agreements	$190,497	$3,122	6.56%	$455,151	$6,526	5.74%	$645,618	$9,648	5.98%
Collateralized mortgage obligations	620,626	9,707	6.26	—	—	—	620,626	9,707	6.26
Other borrowings	32,120	263	3.28	—	—	—	32,120	263	3.28

Cost of derivative financial Instruments hedging liabilities		518			282			800

Total borrowings	$843,243	$13,610	6.21%	$455,121	$6,808	5.98%	$1,298,364	$20,418	6.29%

Net interest income		$5,802			$224			$6,026

Net interest spread			3.26%			0.41%			2.10%

Net yield			2.83%			0.20%			1.91%

Provision for credit losses		$1,145	0.56		$—			$1,145	0.36

Net interest income after provision for credit losses		$4,657			$—			$4,881

Net interest spread after provision for credit losses			2.70%			—%			1.74%

Net yield after provision for credit losses			2.27%			—%			1.55%

           Average interest-earnings assets were $753.4 million during the three months ended June 30, 1999, all of which were mortgage loans, compared with average interest-earning assets of $1.3 billion for the same period of 1998, which included $440.5 million of mortgage securities. Mortgage securities earned $7.0 million for the three months ended June 30, 1998, or a yield of 6.4%. During the three months ended June 30, 1999, mortgage loans earned $17.1 million, or a yield of 9.1%, compared with $19.4 million, or a yield of 9.5% for the same period of 1998. In total, assets earned $17.1 million—a 9.1% yield for three months ended June 30, 1999 compared $26.4 million, or an 8.4% yield for the same period ended June 30, 1998.

           During the three months ended June 30, 1999, borrowed funds for NovaStar Financial averaged $788.9 billion on which interest was incurred of $11.6 million, or 5.9%. In comparison, for the three months ended June 30, 1998, borrowed funds for NovaStar Financial averaged $1.3 billion on which interest was incurred of $20.4 million, or 6.3%.

           Net interest income during the three months ended June 30, 1999 was $5.4 million or 2.9% of average interest-earnings assets, compared with $6.0 million, or 1.9% of average interest-earning assets during the same period of 1998. Net interest spread was 3.2% during the three months ended June 30, 1999 compared with 2.1% during the three months ended June 30, 1998. The significant increase in net margin and spread for the three months ended
June 30, 1999 compared with the three months ended June 30, 1998 is due to the change in NovaStar Financial’s asset and liability composition as discussed under “Results of Operations—Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 ”.

           During the three months ended June 30, 1999 and 1998, net interest expense was incurred on hedging agreements of $576,000 and $800,000, respectively, which is included as a component of interest expense.

Other Income

           Other income during the three months ended June 30, 1999 primarily consists of prepayment penalties of $960,000, net losses recognized on the sale of real estate owned properties of $94,000, interest earned on securitization funds held in trust of $53,000, and interest earned on notes receivable from founders of $122,000.

Provisions for Credit Losses

           During the three months ended June 30, 1999, NovaStar Financial provided $3.6 million to the allowance for credit losses, compared with $1.1 million during the same period of 1998. Charge-offs during the three months ended June 30, 1999 were $3.5 million compared with $675,000 during the same period of 1998. See discussion of “Provisions for Credit Losses” under “ Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998. ”

General and Administrative Expenses

           General and administrative expenses for the three months ended June 30, 1999 and 1998 are provided in Table 16.

Table 16
General and Administrative Expenses
(dollars in thousands)

	Three Months Ended June 30,
	1999		1998
		Percent of Net Interest Income		Percent of Net Interest Income
Compensation and benefits	$352	6.5%	$460	7.6%
Professional and outside services	33	0.6	297	4.9
Other loan servicing	476	8.7	84	1.4
Office administration	200	3.7	224	3.7
Other	20	0.4	101	1.7

Total portfolio-related expenses	1,081	19.9%	1,166	19.3%

Forgiveness of notes receivable from founders			271
Fees for services provided by NovaStar Mortgage, Inc.	411		2,541

Total general and administrative expenses	$1,492		$3,978

Efficiency Ratio (A)		22.9%		58.9%

A	The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and other income.

           Compensation and benefits remained relatively stable, totaling $352,000 for the three months ended June 30, 1999 compared with $460,000 for the same period of 1998.

           Professional and outside services for the three months ended June 30, 1999 was $33,000 compared with $297,000 for the three months ended June 30, 1998. Professional and outside services include fees for legal and accounting services, costs of contract laborers, costs to publish annual and quarterly reports, etc. The amount of and variance in these costs is dependent on the timing of services performed.

           Other loan servicing for the three months ended June 30, 1999 was $476,000 compared with $84,000 for the three months ended June 30, 1998. Other loan servicing in 1999 consists principally of the fees paid to CMAC as discussed under the “Provisions for Credit Losses.” This line-item also includes the direct costs associated with the mortgage loan servicing operation that are paid directly to independent third parties for such things as property appraisals and borrower location services. NovaStar loans were not covered by insurance during the first half of 1998, which caused the increase in loan servicing costs from 1998 to 1999.

            The following is a summary of the fees, in thousands, paid to NovaStar Mortgage for the three months ended June 30, 1999 and 1998:

	Three Months Ended June 30,
	1999	1998
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$1,005	$858
Administrative fees	98	2,100

Amounts paid to NovaStar Mortgage:
Purchase commitment fee	—	(417)
Interest income	(692)	—

	$411	$2,541

           The increase in loan servicing fees paid to NovaStar Mortgage for the three months ended June 30, 1999 compared with the three months ended June 30, 1998 is due to the increase in NovaStar Financial’s mortgage loan portfolio collateralizing CMOs.

           The decline in the administrative fees paid to NovaStar Mortgage during these same periods is a result of NovaStar Financial discontinued paying these fees to NovaStar Mortgage in April 1999.

           The decrease in purchase commitment fees for the six months ended June 30, 1999 compared with the same period of 1998 is due to the discontinuance of this intercompany agreement beginning January 1, 1999.

           The increase in interest income for the six months ended June 30, 1999 compared with the same period of 1998 is due to this intercompany agreement went into effect April 1, 1999.

Equity in Earnings of NFI Holding Corporation

           For the three months ended June 30, 1999, NFI Holding recorded net income of $394,000 compared with net income of $265,000 for the same period of 1998. NFI Holding’s financial position and results of operation for the three month periods ended June 30, 1999 and 1998 are discussed further under the heading “NFI Holding Corporation. ”

Taxable Income (Loss)

           Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 17 is a summary of the differences between net income or loss reported for GAAP and taxable income for 1999 and 1998.

Table 17
Taxable Income (Loss)
1999 and 1998 (in thousands)

	1999		1998
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net income (loss)	$1,845	$1,726	$(27,388)	$2,394	$1,894	$1,279
Use of net operating loss carryforward	(1,153)	(1,475)	—	—	—	—
Results of NFI Holding and subsidiaries	674	(551)	320	2,447	—	271
Provision for credit losses	3,566	2,299	4,030	1,179	1,145	1,076
Loans charged-off	(3,484)	(2,380)	(3,214)	(1,763)	(675)	(518)
Capital losses	—	—	14,963	—	—	—
Other, net	397	381	(370)	96	208	(2)

Estimated taxable income (loss)	$1,845	$—	$(11,659)	$4,353	$2,572	$2,106

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

NFI Holding Corporation

           Since NovaStar Financial discontinued purchasing loans from NovaStar Mortgage and holding them in portfolio in the latter part of 1998, NovaStar Mortgage has had a larger impact on NovaStar Financial’s operational results. Instead of selling loans to NovaStar Financial, NovaStar Mortgage has sold loans to outside third parties. Through its indirect equity ownership of NFI Holding, NovaStar Financial has shared in the profits of NovaStar Mortgage ’s loan sales.

           The following table presents NFI Holding’s consolidated financial statements as of June 30, 1999 and 1998, which primarily consist of the assets, liabilities, and operational results of NovaStar Mortgage. Accordingly, the discussion that follows focuses on NovaStar Mortgage.

Table 18
NFI Holding Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 1999	December 31, 1998
	(unaudited)
Assets
Cash and cash equivalents.	$1,323	$ 5,759
Mortgage loans.	109,949	216,839
Mortgage securities (available-for-sale)	9,635	—
Other assets	8,991	4,492

Total assets	$129,898	$227,090

Liabilities and Stockholders’ Equity
Borrowings	$79,960	$203,341
Due to NovaStar Financial, Inc.	26,724	18,521
Accounts payable and other liabilities	13,426	5,215
Stockholders’ equity	9,788	13

Total liabilities and stockholders’ equity	$129,898	$227,090

NFI Holding Corporation
Condensed Consolidated Statements of Operations
(unaudited; in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	1999	1998	1999	1998
Interest income	$4,824	$2,395	$2,079	$1,405
Interest expense.	2,220	2,019	659	1,145

Net interest income	2,604	376	1,420	260
Other income:
Administrative servicing fees received from NovaStar Financial	2,576	4,671	411	2,541
Fees from third parties	554	1,617	212	937
Net gain on sales of mortgage loans	6,088	412	3,241	412

Total other income	9,218	6,700	3,864	3,890
General and administrative expenses	10,637	7,085	4,890	3,885

Income (loss) before taxes	1,185	(9)	394	265
Income tax expense	(234)	—	—	—

Net income or (loss)	$951	$(9)	$394	$265

Financial Condition of NovaStar Mortgage, Inc. as of June 30, 1999 and December 31, 1998

           Mortgage Loan Originations.    NovaStar Mortgage originated nearly 2,000 subprime residential mortgage loans during the six months ended June 30, 1999 with an aggregate principal amount of $194 million. Virtually all of NovaStar Mortgage’s mortgage assets at June 30, 1999 and December 31, 1998 consist of subprime mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

           Table 19 is a summary of wholesale loan originations for 1999 and 1998. Table 20 presents a summary of mortgage loan sales of NovaStar Mortgage during 1999 and 1998. Table 21 is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

Table 19
1999 and 1998 Quarterly Wholesale Loan Originations—NovaStar Mortgage, Inc.
and NovaStar Capital, Inc.
(dollars in thousands)

	Number of Loans	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
1999:
Second quarter	1,161	$114,631	$99	100.9	82%	5.14	9.82%	89%
First quarter	865	82,495	95	100.5	81	4.95	9.88	89

1999 total	2,026	$197,126	$97	100.7	81%	5.06	9.85%	89%

1998:
Fourth quarter	1,501	$133,739	$89	100.8	81%	4.75	9.78%	88%
Third quarter	2,655	240,498	90	101.4	81	4.37	10.11	79
Second quarter	3,133	294,303	94	101.3	81	4.43	9.93	71
First quarter	2,033	207,976	102	101.4	81	4.45	9.93	65

1998 total	9,322	$876,516	$94	101.3	81%	4.47	9.96%	74%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 20
Mortgage Loan Sales to Third Parties—NovaStar Mortgage, Inc.
Six Months Ended June 30, 1999 and Year Ended December 31, 1998
(dollars in thousands)

	Principal Amount	Gain Recognized	Weighted Average Price To Par	Percent Gain of Principal
1999:
Second quarter	$97,281	$2,875	104.4	2.96%
First quarter	73,743	1,576	103.6	2.14

1999 total	$171,024	$4,451	104.0	2.60%

1998:
Fourth quarter	$108,800	$ 1,985	103.6	1.82%
Third quarter	18,133	826	106.0	4.56
Second quarter	6,742	173	106.0	2.57
First quarter	—	—	—	—

1998 total	$133,675	$ 2,984	104.0	2.23%

Table 21
Costs of Loan Production—NovaStar Mortgage, Inc.
Six Months Ended June 30, 1999 and Year Ended December 31, 1998
(dollars in thousands)

	1999		1998
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total costs of loan production (A)	$4,113	$4,778	$ 6,723	$ 4,975	$ 3,837	$ 3,079
Wholesale loan origination—principal	111,952	82,495	133,739	240,498	294,303	207,974
Premium paid to broker	948	441	1,043	3,439	3,679	2,935

Total acquisition cost (B)	$117,013	$87,714	$141,505	$248,912	$301,819	$213,988

Costs as a percent of principal:
Loan production	3.7%	5.8%	5.0%	2.1%	1.3%	1.5%

Premium paid to broker	0.8%	0.5%	0.8%	1.4%	1.3%	1.4%

Total acquisition cost (C)	4.5%	6.3%	5.8%	3.5%	2.6%	2.9%

(A)	Loan production general and administrative expenses as reported for GAAP, plus net deferred loan costs.

(B)	Principal, premium and general and administrative expenses associated with loan production.

(C)
During the second quarter of 1999, NovaStar Mortgage gave brokers the option on all original full package submissions to 1) have the underwriting fee NovaStar Mortgage charged waived or 2) pay the underwriting fee and receive an extra 50 basis points in premium from NovaStar Mortgage. Prior to this point in time, the underwriting fee charged by NovaStar Mortgage was waived on all original full package submissions.

           Table 22 is a summary of loans originated by NovaStar Mortgage by state for 1999 and 1998 by quarter. As of June 30, 1999, NovaStar Mortgage had 52 account executives covering nearly 40 states.

Table 22
Mortgage Loan Originations by State—NovaStar Mortgage, Inc.
1999 and 1998

	Percent of Total Originations during Quarter (based on original principal balance)
	1999		1998
Collateral Location	Second	First	Fourth	Third	Second	First
Florida	12%	15%	24%	17%	16%	12%
Michigan	10	12	6	5	5	5
Ohio	10	8	9	4	5	2
California	8	6	2	6	9	15
Arizona	7	4	2	3	3	3
Tennessee	6	9	6	4	4	4
Washington	5	3	3	5	6	7
Pennsylvania	4	4	5	4	3	2
North Carolina	1	2	4	5	3	2
Texas	1	2	3	5	3	3
All other states	36	35	36	42	43	45

(A)	Loans originated by NovaStar Mortgage, Inc.

           NovaStar Mortgage’s loan originations are funded through warehouse and repurchase facilities at First Union and are discussed further in “Financial Condition of NovaStar Financial as of June 30, 1999 and December 31, 1998” and “Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998”.

           Mortgage Loan Sales.    In a securitization executed by NovaStar Mortgage during the first quarter of 1999, $165 million in loans were sold to a Special Purpose Entity (SPE), of which $26 million settled in April 1999. Proceeds of bonds issued by the SPE, $160 million, were used to pay for the mortgage loans acquired from NovaStar Mortgage. The loans were sold without recourse by NovaStar Mortgage. NovaStar Mortgage retained a residual certificate issued by the SPE. As the owner of the residual certificate, NovaStar Mortgage will receive the net cash flow of the SPE, which represents the right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the sum of the interest rate on the bonds, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans securitized. NovaStar Mortgage also retained loan servicing rights for the loans sold to the SPE. The value of the retained interests—the residual certificate and the mortgage servicing rights—have been recorded as assets and the loans sold have been removed from the balance sheet of NovaStar Mortgage.

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

Estimated average value of mortgage loans sold	103.0%
Assumptions used in determining future cash flow:
Estimated prepayment speeds	30 to 35 CPR
Estimated rate of default	70 CDR
Discount rate	16.5%
Value of residual certificate	$ 9,700,000
Value of mortgage servicing rights	$ 646,000
Aggregate gain	$ 1,605,000

            Of the aggregate gain recognized in the securitization, $355,000 was recorded upon the April closing.

           The value of the residual interest has been classified as an available-for-sale mortgage security on NovaStar Mortgage’s balance sheet and had a carrying value of $9.6 million as of June 30, 1999. The value of the residual interest represents the present value of the residual cashflows (as described under the “Mortgage Loan Sales” section of this document) that NovaStar Mortgage expects to receive over the life of the securitization, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which management believes is an appropriate risk-adjusted market rate of return for the residual asset. The residual cashflows are realized over the life of the securitization as cash distributions are received from the trust. NovaStar Mortgage believes its residual asset is fairly valued at June 30, 1999 but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Such write-downs would reduce the income of future periods and could cause NovaStar Mortgage to report net losses for such periods.

           NovaStar Mortgage also sold $171 million of its whole loan portfolio to unrelated third parties for cash at a net gain of $4.5 million at an average price of 104 during the six months ended June 30, 1999. Table 19 of “Financial Condition of NovaStar Mortgage, Inc. as of June 30, 1999 and December 31, 1998” provides a quarterly analysis of NovaStar Mortgage’s mortgage loan sales to third parties.

           Mortgage loan servicing.    Loan servicing is a critical part of NovaStar Mortgage’s business. The majority of the loans serviced by NovaStar Mortgage are owned by NovaStar Financial. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Subprime borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. NovaStar Mortgage strives to identify issues and trends with borrowers early and take quick action to address such matters.

           Table 23 is a summary of delinquent loans in NovaStar Mortgage’s servicing portfolio as of June 30, 1999 and 1998 by quarter. Table 24 provides summaries of delinquencies, defaults, and loss statistics as of June 30, 1999 and 1998 by quarter. The information presented in both tables include mortgage loans owned by NovaStar Financial and its affiliates. Other information regarding the credit quality of NovaStar Financial’s mortgage loans is provided in Table 1.

Table 23
Loan Delinquencies (90 days and greater) (A)
1999 and 1998

	1999		1998
	June 30	March 31	December 31	September 30	June 30	March 31
Mortgage loans collateralizing NovaStar Home Equity series (CMO):
1997-1 (Issued October 1, 1997)	5.13%	4.37%	5.45%	5.97%	5.86%	4.39%
1997-2 (Issued December 11, 1997)	4.03	5.38	5.62	4.97	4.72	2.23
1998-1 (Issued April 30, 1998)	4.13	4.64	4.44	2.06	—	—
1998-2 (Issued August 18, 1998)	3.94	3.72	2.35	0.40	—	—
1999-1 (Issued January 29, 1999) (B)	3.39	2.35	—	—	—	—
All loans in servicing portfolio	5.15	5.00	3.35	2.45	2.53	2.28

A)	Includes loans in foreclosure or bankruptcy.
B)	This securitization was treated as a sale under SFAS 125 and accordingly the mortgage loans and related liability are not included on NovaStar’s balance sheet.
Delinquencies, Defaults and Losses
June 30, 1999 and December 31, 1998
(dollars in thousands)

	NovaStar Home Equity Series (A)
June 30, 1999	1997-1	1997-2	1998-1	1998-2	1999-1	Other (C)	All Loans
Loan servicing portfolio (B)	$118,522	$140,758	$234,279	$273,976	$156,649	$107,881	$1,032,065

Allowance for Credit Losses:
Balance, January 1, 1999	$ 816	$ 1,049	$ 1,163	$ 346	$ —	$ 353	$ 3,727
Provision for credit losses	2,310	909	1,524	1,112	—	(106)	5,749
Amounts charged off, net of recoveries	(1,056)	(1,570)	(1,962)	(1,167)	—	(48)	(5,803)

Balance, June 30, 1999	$2,070	$388	$725	$291	$ —	$199	$3,673

Defaults as a percent of loan servicing
Delinquent loans (D)	9.21%	6.03%	5.41%	5.17%	4.79%	2.82%	5.21%

Loans in foreclosure	4.10	3.59	3.33	3.28	2.26	5.63	3.36

Real estate owned	2.58	4.41	3.62	1.28	0.63	0.43	2.20

	NovaStar Home Equity Series (A)
December 31, 1998	1997-1	1997-2	1998-1	1998-2	Other (C)	All Loans
Loan servicing portfolio (B)	$168,255	$167,685	$273,583	$301,857	$268,587	$1,179,967

Allowance for Credit Losses:
Balance, January 1, 1998	$ 1,063	$ 967	$ —	$ —	$ 283	$ 2,313
Provision for credit losses	1,895	2,257	1,878	222	1,388	7,640
Amounts charged off, net of recoveries	(2,142)	(2,175)	(715)	124	(1,318)	(6,226)

Balance, December 31, 1998	$ 816	$1,049	$1,163	$ 346	$ 353	$3,727

Defaults as a percent of loan servicing
Delinquent loans (D)	6.45%	5.95%	4.89%	4.06%	2.01%	4.40%

Loans in foreclosure	2.63	2.96	3.60	2.06	0.40	2.25

Real estate owned	3.54	2.76	1.01	0.09	0.23	1.21

	1999		1998
	June 30	March 31	December 31	September 30	June 30	March 31
Total defaults:
Delinquent loans	5.21%	4.12%	4.40%	2.95%	1.95%	1.92%

Loans in foreclosure	3.36	3.39	2.25	2.02	2.28	2.29

Real estate owned	2.20	1.66	1.21	0.81	0.52	0.24

(A)	Loans owned by NovaStar Financial
(B)	Includes assets acquired through foreclosure
(C)	Includes loans owned by NovaStar Financial, NovaStar Mortgage and NovaStar Capital
(D)	Includes loans delinquent 30 days or greater
            The following table presents a summary of the mortgage loan activity of NovaStar Mortgage for 1999 and 1998.

Table 25
Mortgage Loan Activity—NovaStar Mortgage, Inc.
(dollars in thousands)

	1999		1998
	Principal	Premium	Principal	Premium
Balance, January 1	$206,495	$3,114	$ —	$ —
Originations	82,495	997	207,976	3,758
Sales to NovaStar Financial, Inc.	—	—	(207,976)	(3,758)
Sales to third parties	(71,829)	(649)	—	—
Sales in securitization transactions	(132,451)	(2,109)	—	—
Principal repayments and amortization	(1,963)	(45)	—	—

Balance, March 31	$82,747	$1,308	$ —	$ —
Originations	111,952	1,641	294,303	5,207
Sales to NovaStar Financial, Inc.	—	—	(290,350)	(5,148)
Sales to third parties	(64,225)	(1,368)	(3,953)	(59)
Sales in securitization transactions	(25,436)	(259)	—	—
Principal repayments and amortization	(1,703)	(46)	—	—

Balance, June 30	$103,335	$1,276	$ —	$ —

Originations			240,498	4,035
Sales to NovaStar Financial, Inc.			—	—
Sales to third parties			(12,836)	(517)
Principal repayments and amortization			(1,567)	(7)

Balance, September 30			$226,095	$ 3,511
Originations			133,739	1,821
Sales to NovaStar Financial, Inc.			—	—
Sales to third parties			(116,886)	(2,156)
Principal repayments and amortization			(36,453)	(62)

Balance, December 31			$ 206,495	$ 3,114

Results of Operations of NovaStar Mortgage, Inc.—Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

           The following table presents a summarized income statement of NovaStar Mortgage, Inc. for the six months ended June 30, 1999 and 1998:

Table 26
NovaStar Mortgage, Inc.—Statements of Operations
Six Months Ended June 30 (dollars in thousands)

	1999	1998
Net interest income	$2,605	$376
Services provided to NovaStar Financial, Inc.	2,576	4,671
Fees from third parties	592	1,617
Gains on sale of mortgage assets	6,044	412
Expenses:
Production	4,668	3,684
Servicing	2,337	1,363
Other	3,044	2,038

Income (loss) before taxes	1,768	(9)
Income tax expense	234	—

Net income (loss)	$1,534	$(9)

           The following summarizes changes in net earnings of NovaStar Mortgage for the six months ended June 30, 1999 compared with the same period of 1998:

•
Beginning July 1, 1998, NovaStar Mortgage retained its mortgage loan production to sell to third parties or securitize versus selling them directly to NovaStar Financial. Prior to this point in time, NovaStar Financial acquired 100% of NovaStar Mortgage’s wholesale loan production. Accordingly, NovaStar Mortgage recognized $2.6 million in net interest income on these loans for the six months ended June 30, 1999. The net interest income NovaStar Mortgage recognized in 1998 was primarily net interest earned on mortgage securities. NovaStar Mortgage sold all of its mortgage securities during the latter part of 1998.

•
The administrative fee agreement between NovaStar Financial and NovaStar Mortgage was cancelled on April 1, 1999. These fees are included in services provided to NovaStar Financial, Inc. The other components of this financial statement line-item are discussed further in the “ Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 1999 compared to the Six Months Ended June 30, 1998. ”

•
During the six months ended June 30, 1999, NovaStar Mortgage recognized net gains of $6.0 million on mortgage loan sales. $1.6 million of the gains recognized was a result of the closing of NovaStar Mortgage’s first securitization transaction. The remainder of the gain is due to various mortgage loan sales to independent third parties. NovaStar Mortgage recognized $236,000 and $175,000 on sales of mortgage securities and mortgage loans, respectively, during the same period of 1998.

•
NovaStar Mortgage ’s wholesale origination operation was not operating at full capacity during the six months ended June 30, 1999 compared with the six months ended June 30, 1998. NovaStar Mortgage’s costs of loan production as a percent of principal averaged 5.3% for the first half of 1999 versus 1.4% during the first half of 1998 as detailed in Table 19. Accordingly, in 1999 NovaStar Mortgage capitalized a lower percentage of its origination costs—which under GAAP are amortized as an adjustment of the yield over the life of the loan versus expensed in the period incurred.

•
NovaStar Mortgage ’s servicing staff doubled from June 30, 1998 to June 30, 1999. This increase is due to growth in the loan servicing portfolio, which averaged $791 million for the six months ended June 30, 1998 compared with $1.1 billion for the six months ended June 30, 1999.

•	NovaStar Mortgage recognized $140,000 in provisions for credit losses for the six months ended
June 30, 1999, which are included as a component of other expenses compared with $24,000 during the same period of 1998.

•
NovaStar Mortgage remitted $186,000 in premium payments to CMAC during the six months ended June 30, 1999, which are included as a component of other expenses. The agreement with CMAC was executed during the third quarter of 1998.

•	Other departments of NovaStar Mortgage, including systems, quality control, and administration added staff from June 30, 1998 to June 30, 1999 to compensate for general company growth.

•
Other expense for the six months ended June 30, 1999 also includes the development and design costs incurred for NovaStar Mortgage’s portion of the automated underwriting and origination system, Internet Underwriter, which was introduced during the second quarter of 1999.

Results of Operations of NovaStar Mortgage, Inc.—Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998.

           The following table presents a summarized income statement of NovaStar Mortgage, Inc. for the three months ended June 30, 1999 and 1998:

Table 27
NovaStar Mortgage, Inc.—Statements of Operations
Three Months Ended June 30 (dollars in thousands)

	1999	1998
Net interest income	$1,433	$260
Services provided to NovaStar Financial, Inc.	411	2,541
Fees from third parties	250	937
Gains on sale of mortgage assets	3,218	412
Expenses:
Production	2,334	1,940
Servicing	1,122	767
Other	1,099	1,178

Income before taxes	757	265
Income tax expense	—	—

Net income	$757	$265

           The following summarizes the explanation for the increase in net earnings of NovaStar Mortgage for the three months ended June 30, 1999 compared with the same period of 1998:

•
Net interest income for the months ended June 30, 1999 was generated from NovaStar Mortgage’s mortgage loan portfolio. For the same period of 1998, net interest income was generated from mortgage security investments. The change in portfolio composition between the two periods is discussed under “Results of Operations of NovaStar Mortgage, Inc.—Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.”

•
The administrative fee agreement between NovaStar Financial and NovaStar Mortgage was cancelled on April 1, 1999. These fees are included in services provided to NovaStar Financial, Inc. The other components of this financial statement line-item are discussed further in the “ Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 1999 compared to the Six Months Ended June 30, 1998. ”

•	During the three months ended June 30, 1999, NovaStar Mortgage recognized net gains of

$3.2 million on mortgage loan sales. $343,000 of the gains recognized was a result of the second closing of NovaStar Mortgage’s first securitization transaction. The remainder of the gain is due to various mortgage loan sales to independent third parties. NovaStar Mortgage recognized net gains of $175,000 on mortgage loan sales during the three months ended June 30, 1998, all of which were sold to external parties. Also, included in this line-item for the three months ended June 30, 1998 are mortgage securities gains of $236,000.

•
NovaStar Mortgage ’s wholesale origination operation was not operating at full capacity during the three months ended June 30, 1999 compared with the three months ended June 30, 1998. NovaStar Mortgage’s costs of loan production as a percent of principal averaged 4.5% for the second quarter of 1999 versus 1.5% during the first quarter of 1998 as detailed in Table 19. Accordingly, in 1999 NovaStar Mortgage capitalized a lower percentage of its origination costs—which under GAAP are amortized as an adjustment of the yield over the life of the loan versus expensed in the period incurred.

•
NovaStar Mortgage ’s average servicing staff increased from June 30, 1998 to June 30, 1999 due primarily to an increase in the average mortgage loan portfolio volume serviced. The average mortgage loan servicing portfolio during the three months ended June 30, 1999 was $1.1 billion compared with $911,000 during the same period of 1998.

•	Other departments, including systems, quality control, and administration expanded staff from June 30, 1998 to June 30, 1999 to compensate for general company growth.

•
Other expenses for the six months ended June 30, 1999 also includes the development and design costs incurred for NovaStar Mortgage’s portion of the automated underwriting and origination system, Internet Underwriter, which was introduced during the second quarter of 1999.

NovaStar Capital, Inc.

           NovaStar Capital, Inc. was formed to focus on acquiring nonconforming residential mortgage loans from banks, thrifts and credit unions. Management is building a sales force of account executives to develop a nationwide network of financial institutions to complement the wholesale origination operation of NovaStar Mortgage. Management believes this is another effective means of acquiring mortgage loans at a low-cost versus secondary market purchases. The short-term intent is to treat these loans similar to NovaStar Mortgage’s wholesale loan originations—to hold in portfolio to be sold either to independent third parties or in securitizations.

           During the six months ended June 30, 1999 and the three months ended June 30, 1999, NovaStar Capital incurred net losses of $583,000 and $363,000, respectively. NovaStar Capital’s operations for these periods primarily consist of compensation costs.

Recent Developments

           During the second quarter of 1999, NovaStar Mortgage and NovaStar Capital announced “Internet Underwriter” or “IU”, an automated underwriting and origination system. IU represents full web-based underwriting and will provide NovaStar Mortgage and NovaStar Capital customers with the ability to receive an underwriting decision and approval within minutes. IU is currently being used by a select group of customers and will continue to be rolled out during the third quarter of 1999. In addition to being very easy to use, IU will provide certain unique features, such as the ability to adjust borrowers’ debt prospectively and to correct erroneous credit report information.

           IU will be available for use across the United States through a proprietary online network/website. IU will be accessible 24 hours a day, seven days a week with an approved customer ID and password. In addition to receiving underwriting approval, customers will also be able to lock the interest rate on the loan as well as order and receive loan closing documents.

            In connection with the introduction of IU, NovaStar Financial officially launched its website on July 1, 1999 (www.e-Novastar.com). In addition to serving as the access point for IU, the website allows for the viewing and downloading of various company information, including press releases, annual reports and all filings with the Securities and Exchange Commission.

           Also, during the second quarter of 1999, NovaStar Mortgage received notification that it has been approved as a Fannie Mae seller/servicer.

Value of Mortgages Added through Wholesale Operations

           By establishing a wholesale lending operation to originate subprime residential mortgage loans, NovaStar developed a process to add mortgage assets to its balance sheet at amounts management believes are below what it would generally cost, in most market environments, to acquire the same assets in bulk through open market purchases. In effect, the value created by generating assets at this lower cost is creating future economic benefit, or value, for NovaStar Financial ’s stockholders. This added value is demonstrated in the estimated fair value of NovaStar Financial’s loan portfolio. The values presented in Tables 25 and 26 are management’s estimates based on market conditions as of June 30, 1999.

           Management estimates the weighted-average value of its mortgage loan portfolio as of June 30, 1999 to be between 103 and 105 in terms of price to par, based upon certain return assumptions and secondary market prices. Management believes the inherent returns in the mortgage loans it is originating should warrant a value of 105. Any value assigned to June 30, 1999 loans should take into consideration at what value the loans could be sold in the open market. During the first half of 1999, NovaStar Financial sold a number of whole loan packages at a weighted average price of 104. Tables 28 and 29 provide management’s estimates of the value of the mortgage loans in its portfolio and 1999 second quarter production and the assumptions used for estimating fair value. Because any estimated value can vary dramatically based upon the assumptions used, a range of assumptions is used to determine the estimated value.

           During 1999, NovaStar Mortgage originated mortgage loans at an all-in cost of 105.3% of principal, including direct costs of acquisition, such as broker premiums, and general overhead expenses. Table 21 displays costs of production for each quarter. The cost of production during the first half of 1999 and 1998 third and fourth quarters is higher than previous quarters as a result of lower production levels. NovaStar Mortgage operated at less than full capacity during the second half of 1998, partly by design. If NovaStar Mortgage had operated at or near full capacity, the all-in cost would be similar to prior quarters. Direct costs of acquisition are capitalized as premium and amortized as an adjustment of yield over the life of the loan. In addition, NovaStar Mortgage took measures at the end of the fourth quarter of 1998 to reduce operating costs to be in line with expected short-term production volume.

           The weighted-average premium on mortgage loans outstanding at June 30, 1999 represented 2.2% of principal. Using the estimated fair values from above, this implies an estimated unrealized gain, or additional value in the mortgage loan portfolio at June 30, 1999 of between 1% and 3%. Applying this percent to the balance of mortgage loans outstanding of $790 million results in an estimated unrealized gain of between $8 and $24 million. This additional value results in an estimated mark-to-market equity at June 30, 1999 of $12.9-$14.5 million, or $10.39-11.68 per outstanding share, compared with a book value per outstanding share of $9.87. On a diluted basis, book value per share at June 30, 1999 is $9.43, while a mark-to-market book value is $9.41-10.57.

Table 28
Estimated Market Price on Entire Loan Portfolio
As of June 30, 1999

	Estimated Market Price
	Two- and Three-year Fixed Loan Products
Bond Equivalent Yield	8.40%	8.65%	8.90%
Spread to Index	2.75%	3.00%	3.25%
Assumed Prepayment Speed (CPR)
35	105.1%	104.6%	104.2%
40	104.4%	104.0%	103.5%
45	103.8%	103.4%	103.0%
	Estimated Market Price
	30/15-year Fixed and Balloon Loan Products (Three-year Treasury)
Bond Equivalent Yield	8.09%	8.34%	8.59%
Spread to Index	2.50%	2.75%	3.00%
Assumed Prepayment Speed (CPR)
25	105.1%	104.5%	103.9%
30	104.4%	103.9%	103.3%
35	103.8%	103.4%	102.9%

	One-year CMT Loan Products
Bond Equivalent Yield	7.80%	8.05%	8.30%
Spread to Index	2.75%	3.00%	3.25%
Assumed Prepayment Speed (CPR)
35	104.9%	104.4%	104.0%
40	104.3%	103.8%	103.4%
45	103.7%	103.3%	103.0%
	Six-month LIBOR Loan Products
Bond Equivalent Yield	8.65%	8.90%	9.15%
Spread to Index	3.00%	3.25%	3.50%
Assumed Prepayment Speed (CPR)
40	105.0%	104.6%	104.2%
45	104.4%	104.0%	103.7%
50	103.8%	103.4%	103.1%

Table 29
Estimated Market Price of Loans Originated in Second Quarter of 1999

	Estimated Market Price
	Two- and Three-year Fixed Loan Products
Bond Equivalent Yield	8.15%	8.40%	8.65%
Spread to Index	2.50%	2.75%	3.00%
Assumed Prepayment Speed (CPR)
30	106.0%	105.4%	104.8%
35	104.9%	104.4%	103.9%
40	104.1%	103.6%	103.2%
	Estimated Market Price
	30/15-year Fixed and Balloon Loan Products
Bond Equivalent Yield	8.09%	8.34%	8.59%
Spread to Index	2.50%	2.75%	3.00%
Assumed Prepayment Speed (CPR)
20	105.9%	105.2%	104.4%
25	105.0%	104.4%	103.8%
30	104.3%	103.8%	103.3%

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Principal, interest and fees received on mortgage assets and residual interests on CMOs will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. During the first six months of 1999, NovaStar Financial also improved its equity and liquidity positions significantly by:

• Increasing borrowing capacity with First Union National Bank to nearly $400 million in February 1999.

• Raising additional capital through the issuance of 4 million shares of Class B 7% cumulative convertible preferred stock in March 1999; gross proceeds aggregating $30 million.
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

           NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. As of June 30, 1999, NovaStar Mortgage owned $104.1 million of subprime mortgage loans. NovaStar Mortgage provides financing for these loans through warehouse and repurchase credit facilities at First Union. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans at a profit to meet the significant cash needs of the wholesale loan operation. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations are at or near the capacity of its production infrastructure.

           Table 30 is a summary of financing arrangements and available borrowing capacity under those arrangements as of June 30, 1999:

Table 30
Liquidity Resources
June 30, 1999
(dollars in thousands)

	Maximum Borrowing Limit	Value of Collateral		Borrowings	Availability
Resource
Cash					$168
First Union National Bank (A):
Committed warehouse line of credit	$75,000	$60,906		$36,597	24,309
Committed secured whole loan repurchase agreement	300,000	43,363		43,363	—
Committed residual financing available under CMOs	20,000	(B	)	—	20,000

Total.				$79,960	$44,477

Total availability as a percent of:
Total assets					5%

Total stockholders’ equity					37%

(A)	Value of collateral and borrowings include amounts for both NovaStar Financial and NovaStar Mortgage as they are co-borrowers under the arrangements with First Union National Bank.
(B)	Management estimates the value of the residuals range from $60 to $80 million and does not include the value of mortgage servicing rights.

           Cash activity during the six months ended June 30, 1999 and 1998 are presented in the consolidated statement of cash flows.

            Capital allocation guidelines.     Management’s goal is to balance between the under-utilization of leverage, which reduces returns to stockholders, and the over-utilization of leverage, which could reduce the ability of NovaStar to meet its obligations during adverse market conditions. Capital allocation guidelines have been approved by the Board of Directors. The guidelines are intended to keep NovaStar properly leveraged by:

•	Matching the amount of leverage allowed to the riskiness on return and liquidity of an asset; and

•	Monitoring the credit and prepayment performance of each investment to adjust the required capital.

           This analysis takes into account hedging instruments and other risk programs discussed below. Balance sheet leverage is controlled by monitoring capital allocation. Following presents a summary of the capital allocation guidelines for the following levels of capital for various types of assets it owns.

Capital Allocation Guidelines
June 30, 1999
Asset Category	(A) Minimum Lender Haircut	(B) Estimated Price Duration	(C) Duration Spread Cushion	(D) Liquidity Spread Cushion	(E) (c + d) Total Spread Cushion	(F) (b x e) Equity Cushion (% of MV)	(F) (a + f) CAG Equity Required
Agency-issued:
Conventional ARMs	3.00%	3.50%	50	—	50	1.75%	4.75%
GNMA ARMs	3.00	4.50	50	—	50	2.25	5.25
GNMA Fixed Rates	3.00	5.00	50	—	50	2.50	5.50
Mortgage loans:
Collateral for warehouse financing	2.00	3.00	100	50	150	4.50	7.50
Collateral for CMO	5.00	—	—	—	—	—	5.00
Delinquent	100.00	—	—	—	—	—	100.00
Hedging	—	—	—	—	—	—	5.23
Other	100.00	—	—	—	—	—	100.00

(A)
Indicates the minimum amount of equity a typical lender would require with an asset from the applicable asset category. There is some variation in haircut levels among lenders. From the lender perspective, this is a “ cushion” to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of the asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut. On the other extreme, “B” rated securities and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut.

(B)	Duration is the price-weighted average term to maturity of financial instruments ’ cash flows.
(C)	Estimated cushion need to protect against investors requiring a higher return compared to treasury securities, assuming constant interest rates.
(D)	Estimated cushion required due to a potential imbalance of supply and demand resulting in a wider bid/ask spread.
(E)	Sum of duration (C) and liquidity (D) spread cushions.
(F)
Product of estimated price duration (B) and total spread cushion. The additional equity, as determined by management, to reasonably protect the NovaStar Financial from lender margin calls. The size of each cushion is based on management’s experience with the price volatility and liquidity in the various asset categories. Individual assets that have exposure to substantial credit risk will be measured individually and the leverage adjusted as actual delinquencies, defaults and losses differ with management’s expectations.

            Implementation of the capital allocation guidelines—mark to market.    Each month, assets are marked to market. Market values of the mortgage loan portfolio are calculated internally using assumptions for losses, prepayments and discount rates. Mortgage securities are valued using independent market quotes. The face amount of all financing used for securities and mortgage loans is subtracted from the current market value of the assets and hedges. This is the current market value of equity. This number is compared to the required capital as determined by the capital allocation guidelines. If the actual equity falls below the capital required by the capital allocation guidelines, NovaStar Financial must prepare a plan to bring the actual capital above the level required by the capital allocation guidelines.

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

           Table 31 is a summary of the capital allocation for NovaStar Financial as they apply to mortgage assets and hedging instruments during 1999 and 1998.

Table 31
Required Equity

	1999		1998
	June 30	March 31	December 31	September 30	June 30	March 31
Category
Mortgage loans:
Current unsecuritized loans	$4,397	$ 3,823	$12,648	$14,567	$21,566	$23,628
Delinquent unsecuritized loans	868	1,197	1,685	452	601	1,200
Securitized loans	47,000	49,894	64,548	55,822	37,766	23,478
Mortgage securities	—	—	—	19,514	24,904	27,426
Other assets	13,501	13,861	12,536	20,682	13,782	10,733
Hedging instruments	(35)	(100)	(179)	(688)	(232)	(203)

Required equity	65,731	68,675	91,238	110,349	98,387	86,262
Stockholders’ equity	121,237	119,712	87,204	109,848	114,875	115,798
Market value in excess of the carrying value of assets and hedges		1,482	5,961	2,331	31,999	20,685
	8,536

Excess equity	$64,042	$52,519	$1,927	$1,830	$48,487	$ 50,221

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

The Year 2000

           NovaStar Financial and NovaStar Mortgage are highly dependent on purchased and leased computer software to conduct business. In addition, NovaStar Financial and NovaStar Mortgage are highly dependent on computer software used by market counterparties and vendors, including banks, in conducting business. Management recognizes that some computer software may not have the ability to correctly identify dates beyond December 31, 1999. Successful modification of computer software, or the vendors’ successful modification of their programs, to be year 2000 compliant is critical to the viability of NovaStar Financial and NovaStar Mortgage.

           NovaStar Financial and NovaStar Mortgage use three major, and a number of smaller, internal automation solutions to conduct its business operations. The three computer systems considered the most significant to operations are as follows:

• The internally developed loan origination and database system

• The externally provided loan servicing system

• The purchased accounting system

           In addition, NovaStar Financial and NovaStar Mortgage integrate with a number of outside entities in normal business transactions. Interfaces with other businesses and third party solution providers are used to conduct some business processes. Other processes are supported by systems created internally.

           NovaStar Financial and NovaStar Mortgage are using the Federal Financial Institutions Examination Council’s (FFIEC) “Year 2000 Project Management Awareness” document to guide year 2000 readiness efforts. Each program/system interface used by NovaStar Financial and NovaStar Mortgage are being reviewed and tested for year 2000 compliance. The FFIEC guide calls for a three-phase approach to assess year 2000 compliance. Based on this three-phase approach NovaStar Financial’s and NovaStar Mortgage’s projected timeline is as follows:

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

           Solution updates to non-compliant Year 2000 software were made in the correction phase. Corrections on NovaStar Financial and NovaStar Mortgage developed software were made internally and were insignificant. NovaStar Financial and NovaStar Mortgage are requiring all market counterparties and vendors to document they have made all corrections.
            NovaStar Financial and NovaStar Mortgage staff conducted “mock” business as if it was in the year 2000 during the second quarter of 1999—the validation phase of NovaStar Financial’s and NovaStar Mortgage’s year 2000 readiness efforts. During this phase, NovaStar Financial and NovaStar Mortgage tested all internally developed software.

           NovaStar Financial and NovaStar Mortgage have contacted all significant outside market counterparties and vendors to obtain documentation regarding their process and status for assuring year 2000 compliance. Management has asked that each party adhere to the same FFIEC guidelines and to provide documents of progress during each phase. NovaStar Financial and NovaStar Mortgage have received written confirmation from Alltel Residential Lending Solutions, vendor of NovaStar Mortgage’s servicing system and Baan/CODA, vendor of NovaStar Financial’s and NovaStar Mortgage’s accounting system stating that the versions currently used are fully year 2000 compliant. The Baan/CODA accounting system was successfully tested internally for Year 2000 compliance.

           All internally developed software was designed to be year 2000 compliant. In addition, management has contacted its significant financial counterparty, First Union National Bank, who is completing their internal review of year 2000 compliance.

           Management believes the greatest risk in regard to year 2000 compliance is the software and systems used to service its subprime mortgage loans. NovaStar Mortgage services the loans owned by NovaStar Financial. NovaStar Mortgage uses systems developed by Alltel for loan servicing. If these systems fail, NovaStar Mortgage will not be able to continue on a manual basis. In this worst case scenario, loans would not be serviced until the failed system could be remedied. If the loans go “unserviced” for an extended period of time—several weeks—the result could have a material adverse impact to NovaStar Financial and NovaStar Mortgage.

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

           NovaStar Financial and NovaStar Mortgage are exposed to smaller risks in the event other systems, including those developed internally, fail to perform beyond December 31, 1999. However, management believes functions, other than servicing, can be maintained on a manual basis should systems fail. Although processing and performance would be slow, risk of material adverse impact to NovaStar Financial and NovaStar Mortgage for these systems ’ failure is expected to be minimal.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

           Loan Price volatility.     Under its current mode of operation, NovaStar Financial depends heavily on the market for wholesale subprime mortgage loans. To conserve capital, NovaStar may sell loans originated by NovaStar Mortgage. The financial results of NovaStar Financial will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility will be reduced as NovaStar Financial resumes acquisition and retention of its subprime mortgage loans.

           Interest rate risk.    Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial’s net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as our liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 1999, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of June 30, 1999, adjust on a monthly basis and none adjust daily. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “  2 / 28 ” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

           While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential could be significantly affected as the asset rate resets would “lag” borrowing rate resets. The converse can be true when sharp declines in short-term interest rates cause interest costs to fall faster than asset rate resets, thereby increasing earnings.

           In its assessment of the interest sensitivity and as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. The risks are analyzed on both an income and market value basis.

           Table 32 is a summary of the analysis as of June 30, 1999 and December 31, 1998.

Table 32
Interest Rate Sensitivity-Income
June 30, 1999 and December 31, 1998

	Basis Point Increase (Decrease) in Interest
		Rate(A)
As of June 30, 1999	(100)	Base(B)	100
Income from:
Assets	$77,262	$79,792	$82,096
Liabilities	47,328	54,261	61,437
Interest rate agreements	(1,582)	(1,582)	394

Net spread income	$28,352	$23,949	$21,053

Cumulative change in income from base (B)	$4,403	—	$(2,896)
Percent change from base spread income (C)	18.4%	—	(12.1)%

Percent change of capital(D)	3.6%	—	(2.4)%

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated spread income, in dollars, from “base.” “ Base” is the estimated spread income at June 30, 1999.
(C)	Total change in estimated spread income, as a percent, from base.
(D)	Total change in estimated spread income as a percent of total stockholders’ equity at June 30, 1999.

	Basis Point Increase (Decrease) in Interest
		Rate(F)
As of December 31, 1998	(100)	Base(G)	100
Income from:
Assets	$80,507	$82,310	$83,966
Liabilities	47,546	55,259	63,233
Interest rate agreements	(2,244)	(2,244)	107

Net spread income	$30,717	$24,807	$20,840

Cumulative change in income from base (G)	$5,910	—	$3,967
Percent change from base spread income (H)	23.8%	—	(16.0)%

Percent change of capital(I)	6.77%	—	(4.54)%

(F)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(G)	Total change in estimated spread income, in dollars, from “base.” “ Base” is the estimated spread income at December 31, 1998.
(H)	Total change in estimated spread income, as a percent, from base.
(I)	Total change in estimated spread income as a percent of total stockholders’ equity at December 31, 1998.

Table 33
Interest Rate Sensitivity—Market Value
June 30, 1999 and December 31, 1998

	Basis Point Increase (Decrease) in Interest
		Rate(A)
As of June 30, 1999	(100)	Base(B)	100
Income from:
Assets	$932,612	$921,681	$908,502
Liabilities	858,700	856,590	854,122
Interest rate agreements	460	1,951	5,699

Net market value	$74,372	$67,042	$60,079

Cumulative change in market value from base (B)	$7,330	—	$(6,963)
Percent change of market value portfolio equity (C)	5.6%	—	(5.3)%

(A)	Market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated market value, in dollars, from “base.” “ Base” is the estimated market value at June 30, 1999.
(C)	Total change in estimated market value as a percent of market value portfolio equity at June 30, 1999.

	Basis Point Increase (Decrease) in Interest
		Rate(D)
As of December 31, 1998	(100)	Base(E)	100
Income from:
Assets	$933,171	$919,955	$905,059
Liabilities	883,706	882,992	882,279
Interest rate agreements	271	1,194	3,969

Net market value	$49,736	$38,157	$26,749

Cumulative change in market value from base (E)	$11,579	—	$(11,408)
Percent change of market value portfolio equity (F)	12.4%	—	(12.2)%

(D)	Market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(E)	Total change in estimated market value, in dollars, from “base.” “ Base” is the estimated market value at December 31, 1998.
(F)	Total change in estimated market value as a percent of market value portfolio equity at December 31, 1998.

           Interest rate sensitivity analysis.    The values under the heading “Base” are management’s estimates of spread income and market value for assets, liabilities and interest rate agreements on December 31, 1998. The values under the headings “100” and “(100)” are management’s estimates of the income and market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets from base, net of the change in income or market value of liabilities and interest rate agreements from base.

           The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift, up or down in interest rates would result in 25 percent or more cumulative decrease in income from base, or a 10% cumulative decrease in market value from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. The Board of Directors reviews and approves NovaStar Financial’s interest sensitivity and hedged position quarterly.

            Assumptions used in interest rate sensitivity analysis.     Management uses estimates in determining the income and market value of assets, liabilities and interest rate agreements. The estimation process is dependent upon a variety of assumptions, especially in determining the income and market value of its subprime mortgage loan holdings. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of June 30, 1999 and December 31, 1998.

           Management ’s analysis for assessing interest rate sensitivity on its subprime mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

•	Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

•	Borrower credit grades

•	Loan-to-value ratios

•	Prepayment penalties, if any

           Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher the credit grade, the more incentive there is to refinance when credit ratings improve. When a borrower has a low loan-to-value ratio, he or she is more likely to do a “cash-out ” refinance. Each of these factors presumably increases the chance for higher prepayment speeds during the term of the loan. On the other hand, prepayment penalties serve to mitigate the risk that loans will prepay, under the assumption that the penalty is a deterrent to refinancing.

            These factors are weighted based on management’s experience and an evaluation of the important trends observed in the subprime mortgage origination industry. Actual results may differ from the estimates and assumptions used in the model and the projected results as shown in the above table.

           NovaStar Financial’s projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial’s loans shown in Table 7 are weighted average speeds of all loans in each deal.

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

           Although management evaluates the portfolio using interest rate increases and decreases greater than one percent, management focuses on the one percent increase as any further increase in interest rates would require action to adjust the portfolio to adapt to changing rates. The investment policy for NovaStar Financial allows for no more than a 25 percent decrease in the spread income of the portfolio and for no more than a 10% decrease in the market value of the portfolio when interest rates rise or fall by one percent.

            Sensitivity as of June 30, 1999 and December 31, 1998.     As shown in the above table, if interest rates were to decrease one percent (-100 basis points), the spread income would increase by an estimated 3.63% and 6.77% as of June 30, 1999 and December 31, 1998, respectively. If interest rates rise by one percent (+100 basis points), the spread income would decrease by an estimated 2.39% and 4.54% as of June 30, 1999 and December 31, 1998, respectively. If interest rates were to decrease one percent, the market value of portfolio equity would increase by an estimated 5.6% and 12.4% as of June 30, 1999 and December 31, 1998, respectively. If interest rates rise by one percent, the market value of portfolio equity would decrease by an estimated 5.3% and 12.2% as of June 30, 1999 and December 31, 1998, respectively.

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

           NovaStar Financial seeks to build a balance sheet and undertake an interest rate risk management program that is likely, in managements’s view, to enable NovaStar Financial to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

           Interest rate cap agreements are legal contracts between NovaStar Financial and a third party firm or “counter-party”. The counter-party agrees to make payments to NovaStar Financial in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. NovaStar Financial either makes quarterly premium payments or has chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount, on which the interest is computed, and a set term to maturity. Should the reference LIBOR interest rate rise above the contractual strike rate, NovaStar Financial will earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

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

           NovaStar Financial is subject to credit risk under its interest rate agreements because the counterparty may fail on its obligation to NovaStar Financial. To limit counterparty credit risk, NovaStar Financial:

• enters into ISDA Master Agreements with each counterparty,

• deals with counterparties with BBB/Baa ratings or higher from S& P and Moody’s, respectively

• measures the risk on at least a monthly basis,

• obtains bilateral cross collateralization agreements on each agreement, and

• obtains the right for margin calls when hedges are in gain positions for NovaStar Financial.

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

           In order to retain REIT status, NovaStar Financial must meet requirements established by the Internal Revenue Code. Income from hedges that reduce the interest rate risk of REIT liabilities is treated as qualifying income under the Internal Revenue Code. All hedging instruments owned by NovaStar Financial are REIT-qualifying. Further details regarding qualification as a REIT and income restrictions is provided under the heading “Federal Income Tax Consequences ” of NovaStar Financial’s 1998 Annual Report on Form 10K.

           Table 11 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a summary of hedging instruments owned by NovaStar Financial as of June 30, 1999 and December 31, 1998.

Item 1.    Legal Proceedings

           As of June 30, 1999, there were no material legal proceedings pending to which NovaStar Financial was a party or of which any of its property was subject.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters of Vote of Security Holders

           (a) The 1999 annual meeting of shareholders of NovaStar Financial, Inc. was held on June 9, 1999.

           (b) The following matters were voted on at the annual meeting:

	Vote
	For	Against	Abstain	Broker Non-Votes
1. Election of Directors
Scott F. Hartman	6,287,690	0	36,534	1,805,845
Bart O. Johnson	6,287,690	0	36,534	1,805,845

The following Directors ’ terms of office continue after the meeting:

W. Lance Anderson
Gregory T. Barmore
Edward W. Mehrer

	Vote
	For	Against	Abstain	Broker Non-Votes
2. Ratification of KPMG LLP as NovaStar Financial, Inc.’s independent public accountants for 1999	6,284,580	10,290	29,354	1,805,845

	Vote
	For	Against	Abstain	Broker Non-Votes
3. Approval of amendments to NovaStar Financial, Inc.’s Executive and Non-Employee Director Stock Option Plan	6,058,111	221,435	41,389	1,809,134

Item 5.    Other Information

           NovaStar Financial’s issuance of 4,285,714 shares of Class B 7% cumulative convertible preferred stock at a price of $7.00 per share and the issuance of 350,000 warrants at $6.94 per share and 812,731 warrants at $4.56 per share in connection with financing arrangements entered into with First Union and GMAC/Residential Funding Corporation, respectively, resulted in a reduction of the effective exercise price for holders of the December 9, 1996 warrants to acquire common stock at $15.00 per share. Pursuant to anti-dilution provisions contained in the 1996 warrants, each warrant exercised at $15.00 will purchase 1.29 shares of common stock, which represents an effective exercise price of $11.62 per share.
Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits filed with this report are as follows:

11.1 Schedule regarding computation of per share earnings
21.1 Subsidiaries of the Registrant
27.1 Financial data schedule

           (b) NovaStar Financial has filed the following Form 8-K’s:

•	Regarding the March 1999 Class B 7% cumulative convertible preferred stock, the GMAC/RFC warrant agreement and the reduction in the 1996 warrant effective exercise price, filed on April 6, 1999.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 13, 1999
/S / SCOTT F. HARTMAN

Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer
(Principal Executive Officer)

DATE: August 13, 1999
/S / RODNEY E. SCHWATKEN

Rodney E. Schwatken
Vice President, Controller and
Assistant Treasurer
(Principal Accounting Officer)