Form 10-Q
period 1999-09-30
NOVASTAR FINANCIAL INC
filed 1999-11-15
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No  ☐

The number of shares of the registrant’s common stock outstanding as of November 10, 1999 was 7,585,069.

NOVASTAR FINANCIAL, INC.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1999

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 1999	December 31, 1998
	(unaudited)
Assets
Cash and cash equivalents	$ 2,347	$ —
Mortgage loans, net	699,428	945,798
Mortgage securities— available for sale	6,953	—
Accrued interest receivable	13,866	17,608
Due from affiliates	22,044	18,521
Investment in NFI Holding Corporation	8,491	13
Assets acquired through foreclosure	15,443	10,583
Other assets	2,574	5,273

Total assets	$771,146	$997,796

Liabilities and Stockholders’ Equity
Liabilities:
Collateralized mortgage obligations	$656,568	$891,944
Residual interest financing	—	18,000

Total borrowings	656,568	909,944
Dividends payable	525	2,845
Accounts payable and accrued expenses	1,382	2,157

Total liabilities	658,475	914,946
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Preferred stock, 4,285,714 shares of Class B 7% cumulative convertible preferred stock issued and outstanding as of September 30, 1999 with a redemption and liquidation value of $7 per share	43	—
Common stock, 8,130,069 shares issued and outstanding	81	81
Additional paid-in capital	151,164	122,180
Accumulated deficit	(31,850)	(32,804)
Accumulated other comprehensive income	—	—
Notes receivable from founders	(6,767)	(6,607)

Total stockholders’ equity	112,671	82,850

Total liabilities and stockholders’ equity	$771,146	$997,796

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	1999	1998	1999	1998
Interest income:
Mortgage loans	$52,236	$56,274	$15,595	$22,312
Mortgage securities	100	22,881	100	6,485

Total interest income	52,336	79,155	15,695	28,797
Interest expense	36,059	60,948	11,206	22,088

Net interest income	16,277	18,207	4,489	6,709
Provision for credit losses	11,499	3,400	5,634	1,179

Net interest income after provision for credit losses	4,778	14,807	(1,145)	5,530
Other income	3,091	2,012	1,091	919
Equity in earnings (loss) of NFI Holding Corporation	1,518	(2,455)	576	(2,446)
General and administrative expenses:
Loan servicing fees paid to NovaStar Mortgage, Inc.	3,056	2,672	936	1,184
Compensation and benefits.	1,358	1,374	421	478
Other loan servicing expenses	1,392	491	446	363
Professional and outside services	546	649	181	296
Fees for other services provided by (to) NovaStar Mortgage, Inc.	287	1,934	(169)	(1,249)
Forgiveness of notes receivable from founders	—	812	—	270
Office administration	611	681	203	276
Other	103	184	41	(9)

Total general and administrative expenses	7,353	8,797	2,059	1,609

Net income (loss)	$ 2,034	$ 5,567	$(1,537)	$ 2,394

Preferred stock dividends	(1,081)	—	(525)	—

Income (loss) available to common stockholders	$ 953	$ 5,567	$(2,062)	$ 2,394

Basic earnings (loss) per share	$ 0.12	$ 0.69	$ (0.25)	$ 0.29

Diluted earnings (loss) per share	$ 0.11	$ 0.64	$ (0.25)	$ 0.29

Dividends declared per common share	$ —	$ 1.00	$ —	$ 0.35

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Nine Months Ended September 30,
	1999	1998
Net cash provided by operating activities	$ 23,504	$ 9,224

Cash flow from investing activities:

Mortgage loan repayments	201,034	94,608
Mortgage loans sold to others	4,900	7,933
Sales of assets acquired through foreclosure	17,542	2,350
Investment in NFI Holding Corp.	(7,000)	—
Net change in amounts due from affiliates	(8,360)	(265,068)
Mortgage loans purchased from NovaStar Mortgage, Inc.	—	(510,267)
Purchases of available-for-sale securities	—	(375,051)
Proceeds from sales of available-for-sale securities	—	323,631
Proceeds from paydowns on and maturities of available-for-sale securities	—	150,018

Net cash provided by (used in) investing activities	208,116	(571,846)

Cash flow from financing activities:

Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs of $1,240	29,029	(73)
Dividends paid on preferred stock	(556)	—
Dividends paid on common stock	(2,845)	(6,062)
Change in short-term borrowings	(18,029)	29,783
Payments on collateralized mortgage obligations	(236,872)	(128,847)
Proceeds from issuing collateralized mortgage obligations	—	665,000
Debt issuance costs paid on collateralized mortgage obligations	—	2,821

Net cash provided by (used in) financing activities	(229,273)	562,622

Net increase in cash and cash equivalents	$ 2,347	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$ 2,347	$ —

Supplemental disclosure of cash flow information:

Note received in exchange for options exercised by founders	$ —	$ 4,350

Cash paid for interest	$ 36,567	$ 60,312

Dividends payable	$ 525	$ 2,845

Assets acquired through foreclosure	$ 22,570	$ 9,500

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 (Unaudited)

Note 1.    Financial Statement Presentation

           The consolidated financial statements as of and for the periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments have been made which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management ’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’ s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

           NovaStar Financial owns 100 percent of the preferred stock of NFI Holding Corporation for which it receives 99 percent of any dividends paid by NFI Holding. The founders of NovaStar Financial own the voting common stock of NFI Holding. NovaStar Mortgage, Inc., NovaStar Capital, Inc. and NovaStar Home Mortgage, Inc. are wholly owned subsidiaries of NFI Holding. NovaStar Mortgage Funding Corporation II and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. NovaStar Financial accounts for its investment in NFI Holding using the equity method.

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

           Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. The net change is unrealized gain (loss) on available-for-sale securities in 1999 includes the change in market value of the economic residual interests of the NovaStar Home Equity Series 1999-1 securitization NovaStar Mortgage issued in January 1999. The fair market value of this security approximated its amortized cost as of September 30, 1999. The net change in unrealized gain (loss) on available-for-sale securities as of September 30, 1998 includes the change in market value of agency securities. Accordingly, NovaStar Financial did not own any available-for-sale securities as of December 31, 1998. Following is a summary of comprehensive income for the nine and three month periods ended September 30, 1999 and 1998.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	1999	1998	1999	1998
Net income (loss)	$2,034	$ 5,567	$(1,537)	$2,394
Other comprehensive income—net change in unrealized gain (loss) on available-for-sale securities	—	(9,130)	(1,860)	(4,828)

Comprehensive income (loss)	$2,034	$(3,563)	$(3,397)	$2,434

Note 3.    Earnings Per Share

           The computations of basic and diluted EPS for the nine and three month periods ended September 30, 1999 and 1998 are as follows (in thousands, except per share amounts):

	For the nine months ended September 30,		For the three months ended September 30,
	1999	1998	1999	1998
Numerator:
Net Income (loss)	$2,034	$5,567	$(1,537)	$2,394
Less: Preferred stock dividends	(1,081)	—	(525)	—

Income (loss) available to common stockholders—basic and diluted	$ 953	$5,567	$(2,062)	$2,394

Denominator:
Weighted average common shares outstanding—basic	8,130	8,033	8,130	8,124

Warrants	177	555	—	—
Stock options	19	51	—	34

Weighted average common shares outstanding—diluted	8,326	8,639	8,130	8,158

Basic earnings (loss) per share	$ 0.12	$ 0.69	$ (0.25)	$ 0.29

Diluted earnings (loss) per share	$ 0.11	$ 0.64	$ (0.25)	$ 0.29

           The convertible preferred stock issued in March 1999 was not included in the earnings per share computations as they are anti-dilutive for the 1999 periods presented. The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the options ’ weighted-average exercise price was greater than the average market price of the common shares for the periods presented, therefore, the effect would be antidilutive (in thousands, except per share amounts):

	For the nine months ended September 30,		For the three months ended September 30,
	1999	1998	1999	1998
Number of stock options and warrants	4,402	224	4,507	256
Weighted average exercise price	$11.51	$18.03	$11.44	$17.92

Note 4.    Reclassifications

           During 1999, NovaStar Financial reclassified the principal and interest collections received on the securitized mortgage loan portfolio to more closely match the timing of the principal and interest payments made to bondholders of the collateralized mortgage obligations (CMOs). Under the terms of NovaStar Financial’s CMOs, the principal and interest collected by NovaStar Mortgage, NovaStar Financial’s servicer, during any given month are held in trust and remitted to bondholders of the CMOs the following month. Prior to the reclassification change in 1999, NovaStar Financial reduced the securitized mortgage loan and accrued interest balances when mortgage loan payments were received by NovaStar Mortgage. Thus at any given month-end, NovaStar Financial’s mortgage loan balance would reflect the principal and interest collected during the month. However, the CMO balances would not reflect these principal and interest payments until the following month-end. In order to better match the collateral principal and interest payments with the CMO principal and interest payments, a reclass was made on NovaStar Financial’s books to gross up mortgage loans and accrued interest and reduce the Due from Affiliates balance. NovaStar Mortgage’s Due to Affiliates and restricted cash were also reduced. Similar adjustments were made to the December 31, 1998 balance sheets of NovaStar Financial and NovaStar Mortgage to reflect the current year presentation.

           In March 1998, the founders exercised options to acquire 289,332 shares of common stock by executing notes payable to NovaStar Financial. The notes bear interest at one month LIBOR plus 1% are collateralized by the common stock issued, and are non-recourse in nature which means that NovaStar Financial’s recourse is limited to the collateral. Previously, NovaStar Financial had recorded such notes as assets. In September 1999, such amounts, including accrued interest, were reclassified as part of the contra-equity account, notes receivable from founders. A similar reclassification was made in December 31, 1998 for comparability. Unpaid principal on the notes was $4,340,000 as of September 30, 1999 while accrued interest on these notes was $261,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the preceding consolidated financial statements of NovaStar Financial and the accompanying notes as well as NovaStar Financial ’s annual report to shareholders and annual report on form 10-K for the fiscal year ended December 31, 1998.

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

           NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. A significant component of the financial results of NovaStar Financial are derived from the operations of NovaStar Mortgage, Inc. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc. and NovaStar Capital are wholly owned subsidiaries of NFI Holding. Key officers of NovaStar Financial serve as officers of NFI Holding, NovaStar Mortgage and NovaStar Capital, Inc. The founders are the only members of the Board of Directors of NFI Holding, NovaStar Mortgage and NovaStar Capital. NovaStar Home Mortgage, Inc. was created in May of 1998 to provide administrative services to a select group of brokers. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II and NovaStar REMIC Financing Corporation. Both of these special purpose entities were created in January 1999 for the issuance of real estate mortgage investment conduits commonly known as REMICs. NovaStar Financial accounts for its investment in NFI Holding using the equity method.

Recent Developments

           Stock repurchase. NovaStar Financial’s Board of Directors amended its stock repurchase program to increase the amount of common stock authorized to be acquired up to an aggregate purchase price of $5 million. Stock repurchases may be made in the open market, in block purchase transactions, through put options or through privately negotiated transactions. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions and corporate requirements. As of November 10, 1999, NovaStar Financial had repurchased 545,000 shares of its common stock.

           Servicing. On October 20, 1999, NovaStar Mortgage was notified that its servicing department had received an “Above Average” Residential Servicer rating from Standard & Poors. An “Above Average” rating signifies a high degree of efficiency and competency in managing portfolios. In addition, Standard & Poors approved NovaStar Mortgage as a designated “Special Servicer”.

Description of Business

Business of NovaStar Financial:

•	NovaStar Financial was founded in 1996 as a specialty finance lender to invest in mortgage assets;

•	NovaStar Financial’s assets have primarily come from the wholesale origination of single-family nonconforming loans by its affiliate, NovaStar Mortgage;

•	NovaStar Financial operates as a long-term portfolio investor;

•
NovaStar Financial’s loans are financed on a short-term basis through a mortgage loan repurchase facility. Long-term financing is provided through securitization where asset-backed bonds are issued in financing-structured transactions;

•
Earnings are generated from spread income on the mortgage loan portfolio and indirectly by gains associated with the sale of loans to outside parties or through securitization transactions of NovaStar Mortgage.

Business of NovaStar Mortgage:

•	NovaStar Mortgage’s customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage’s account executives work with over 2,000 brokers to solicit loans.

•
NovaStar Mortgage’s borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. Often, these borrowers have built up high-rate consumer debt and are attempting to use equity in their home to consolidate debt and lower their total monthly payments.

•
NovaStar Mortgage’s loans are financed on a short-term basis through warehouse facilities. Long-term financing is provided through securitization where asset-backed bonds are issued in transactions that are structured as a sale.

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

           During the period from the closing of the private placement through December 31, 1997, NovaStar Financial’s stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15%. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. NovaStar recorded a non-cash charge of $812,000 to earnings during the nine months ended September 30, 1998 in anticipation of the forgiveness of the second tranche. However, this non-cash charge was reversed in the fourth quarter of 1998 as the incentive performance targets were not met in 1998. NovaStar Financial has not recognized any forgiveness of the second tranche in 1999 because management does not believe the incentive performance targets will be met.

           In March 1998, the founders exercised options to acquire 289,332 shares of common stock by executing notes payable to NovaStar Financial. The notes bear interest at one month LIBOR plus 1% are collateralized by the common stock issued, and are non-recourse in nature which means that NovaStar Financial’s recourse is limited to the collateral. Previously, NovaStar Financial had recorded such notes as assets. In September 1999, such amounts, including accrued interest, were reclassified as part of the contra-equity account, notes receivable from founders. A similar reclassification was made in December 31, 1998 for comparability. Unpaid principal on the notes was $4,340,000 as of September 30, 1999 while accrued interest on these notes was $261,000.

Financial Condition of NovaStar Financial, Inc. as of September 30, 1999 and December 31, 1998

           NovaStar Financial’s balance sheets at September 30, 1999 and December 31, 1998 primarily consist of mortgage loans purchased from NovaStar Mortgage, which serve as collateral on its collateralized mortgage obligations. The carrying value of mortgage loans at September 30, 1999 was $699 million versus $946 million at December 31, 1998. The carrying value of collateralized mortgage obligations at September 30, 1999 was $657 million compared with $892 million at December 31, 1998. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during the first nine months of 1999.

           During 1999, NovaStar Financial reclassified the principal and interest collections received on the securitized mortgage loan portfolio to more closely match the timing of the principal and interest payments made to bondholders of the collateralized mortgage obligations commonly called CMOs. Under the terms of NovaStar Financial’s CMOs, the principal and interest collected by NovaStar Mortgage, NovaStar Financial’s servicer, during any given month are held in trust and remitted to bondholders of the CMOs the following month. Prior to the reclassification change in 1999, NovaStar Financial reduced the securitized mortgage loan and accrued interest balances when mortgage loan payments were received by NovaStar Mortgage. Thus at any given month-end, NovaStar Financial’s mortgage loan balance would reflect the principal and interest collected during the month. However, the CMO balances would not reflect these principal and interest payments until the following month. In order to better match the collateral principal and interest payments with the CMO principal and interest payments, a reclass was made on NovaStar Financial’s books to gross up mortgage loans and accrued interest and reduce the Due from Affiliates balance. NovaStar Mortgage’s Due to Affiliates and restricted cash were also reduced. Similar adjustments were made to the December 31, 1998 balance sheets of NovaStar Financial and NovaStar Mortgage to reflect the current year presentation.

           Table 1 is a presentation of loans as of September 30, 1999 and December 31, 1998 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of September 30, 1999 and December 31, 1998 by state.

Table 1
Mortgage Loans by Credit Grade
(dollars in thousands)

				September 30, 1999			December 31, 1998
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value
AA	0 x 30	95	(B)	$ 93,139	9.53%	83.4%	$120,427	9.51%	83.4%
A	1 x 30	90		272,177	9.89	80.1	366,913	9.84	79.7
A	2 x 30	90		166,811	10.33	81.8	220,591	10.31	81.3
B	3 x 30, 1x 60 5 x 30, 2 x 60,	85		102,011	10.77	78.2	142,346	10.62	77.9
C	1 x 90	75		47,069	11.24	72.4	64,529	11.13	72.3
D	6 x 30, 3 x 60, 2 x 90	65		9,181	12.05	61.6	13,697	12.14	62.2

Total				$690,388	10.20%	79.9%	$928,503	10.15%	79.5%

(A)
Represents the number of times NovaStar Financial allows a prospective borrower to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	Fixed purchases; all other maximum of 90%.

Table 2
Mortgage Loans by State
Percent of Portfolio
(based on current principal balance)

Collateral Location	September 30, 1999	December 31, 1998
California	16%	18%
Florida	13	12
Washington	7	8
Oregon	5	5
All other states	59	57

Total	100%	100%

            Table 3 provides a summary of NovaStar Financial’s mortgage loans by type and carrying value as of September 30, 1999 and December 31, 1998.

Table 3
Carrying Value of Loans by Product/Type
September 30, 1999 and December 31, 1998
(in thousands)

Product/Type	September 30, 1999	December 31, 1998
Two and three-year fixed	$386,298	$526,044
Six-month LIBOR and one-year CMT	54,485	91,430
30/15-year fixed and balloon	249,605	311,029

Outstanding principal	690,388	928,503
Premium	14,410	20,868
Allowance for credit losses	(5,370)	(3,573)

Carrying Value	$699,428	$945,798

Carrying value as a percent of principal	101.31%	101.86%

           Table 4 is a summary of the securities acquired during 1999 and 1998 by quarter.

Table 4
Mortgage Security Acquisitions
Three Months Ended September 30, 1999 and 1998
(dollars in thousands)

	Principal	Premium	Discount	Net Price to Par	Weighted Average Coupon
1999:
Third quarter— NovaStar Home Equity Series 1999-1 residual interest	$ 7,243	$ —	$—	—	16.5%
Second quarter	—	—	$—	—	—
First quarter	—	—	$—	—	—

1998:
Fourth quarter	$ —	$ —	$—	—	—%
Third quarter	—	—	—	—	—
Second quarter— Federal National Mortgage Association	80,237	823	—	101.0	6.40
First quarter:
Federal National Mortgage Association	40,929	444	—	101.1	6.12
Government National Mortgage Association	229,130	3,726	(364)	101.5	6.39

           Since April 1998, NovaStar Financial has not purchased any agency securities.

           In September 1999, NovaStar Financial purchased NovaStar Mortgage’s residual interests in the NovaStar Home Equity Series 1999–01 securitization transaction. The NovaStar Home Equity Series 1999–01 transaction is discussed further under the “Mortgage Loan Sales” section of this document. As the owner of the residual certificate, NovaStar Financial receives the net cash flow of the NovaStar Home Equity 1999–1 securitization, which represents the right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the sum of the interest rate on the bonds, a normal servicing fee, a trustee fee, an insurance fee and the credit losses relating to the loans securitized. At September 30, 1999, the amortized cost of the residual interests approximated market value. This value represents the present value of the residual cashflows that NovaStar Financial expects to receive over the life of the securitization, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which management believes is an appropriate risk-adjusted market rate of return for the residual asset. The residual cashflows are realized over the life of the securitization as cash distributions are received from the trust. NovaStar Financial believes its residual asset is fairly valued at September 30, 1999 but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce the income of future periods and could cause NovaStar Financial to report net losses.

           Some key statistics of the NovaStar Home Equity Series 1999 –1 mortgage loan collateral at September 30, 1999 are as follows:

Principal value (in 000’s)	$149,841
Weighted average coupon	10.1%
Constant annualized prepayment rate (life)	11

           Delinquency statistics of the 1999–1 securitization are disclosed in Tables 23 and 24 of “Financial Condition of NovaStar Mortgage as of September 30, 1999 and December 31, 1998. ”

           Short-term Financing Arrangements.     NovaStar Financial is a co-borrower with NovaStar Mortgage and NovaStar Capital under warehouse lending and master repurchase agreements with First Union National Bank which are scheduled to mature in February 2000. As of September 30, 1999, NovaStar Financial and NovaStar Mortgage can borrow up to $75 million under the warehouse lending agreement and $300 million under the master repurchase agreement. As of September 30, 1999 and December 31, 1998, NovaStar Financial had no borrowings outstanding, and NovaStar Mortgage had borrowings of $22,191,000 and $50,429,000 outstanding, respectively under these arrangements. Borrowings under these arrangements are secured by mortgage loans. The interest rate on borrowings under the warehouse lending arrangement is indexed to the federal funds rate. Under the master repurchase agreement, borrowings are indexed to one-month LIBOR.

           On February 12, 1999, two additional one-year agreements were executed with First Union whereby NovaStar Financial and/or NovaStar Mortgage can borrow up to $20 million secured by residual interests in CMOs issued by NovaStar Financial, its affiliates or subsidiaries. Borrowings under these arrangements bear interest at one-month LIBOR plus five percent. As of September 30, 1999, NovaStar Financial had no borrowings under this financing arrangement. In connection with executing the renewals and additional agreements, NovaStar Financial issued warrants to First Union to acquire 350,000 shares of NovaStar common stock for $6.94 per share. In exchange for the new warrants, First Union returned 186,667 warrants that were purchased in NovaStar Financial’s 1996 private placement. The new warrants expire on February 12, 2002.-

           All arrangements with First Union require NovaStar Financial and NovaStar Mortgage to maintain minimum tangible net worth, meet equity ratio tests and comply with other customary debt covenants.

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

            Collateralized mortgage obligations.     On a long-term basis, NovaStar Financial finances its mortgage loans using collateralized mortgage obligations commonly called CMOs. Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of its CMOs, NovaStar Financial is entitled to repurchase the mortgage loan collateral and repay the remaining CMO when their aggregate principal balance falls below 35% for issue 97-01 and 25% for issues 97-02, 98-01 and 98-02. Subprime mortgage loans are not readily obtainable financial assets. As a result, NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its CMO transactions as secured borrowings, rather than sales of the transferred loans.

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

           Following is a summary of outstanding CMOs as of September 30, 1999 and December 31, 1998 (dollars in thousands):

Table 5
Collateralized Mortgage Obligations
September 30, 1999 and December 31, 1998
(dollars in thousands)

	Collateralized Mortgage Obligation			Mortgage Loans
	Remaining Principal	Interest Rate	Estimated Weighted Average Months to Call	(A) Remaining Principal	Weighted Average Coupon
As of September 30, 1999:
NovaStar Home Equity Series:
Issue 1997-1	$ 88,594	5.62%	—	$100,171	10.88%
Issue 1997-2	117,126	5.62	23	126,710	10.41
Issue 1998-1	205,752	5.45	36	219,442	10.05
Issue 1998-2	247,883	5.49	40	258,830	9.97
Unamortized debt issuance costs	(2,787)

	$656,568

As of December 31, 1998:
NovaStar Home Equity Series:
Issue 1997-1	$163,419	5.88%	29	$174,516	10.56%
Issue 1997-2	164,496	5.88	31	173,858	10.37
Issue 1998-1	268,152	5.69	35	277,776	10.01
Issue 1998-2	300,161	5.74	38	306,807	9.95
Unamortized debt issuance costs	(4,284)

	$891,944

(A)	Includes assets acquired through foreclosure.

            NovaStar Financial acquires substantially all of its mortgage assets at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables 6, 7, 8 and 9 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have some form of prepayment penalty. During the nine months ended September 30, 1999, NovaStar Financial collected $2.4 million in prepayment penalties from borrowers compared with $1.3 million during the same period of 1998. Table 6 is an analysis of mortgage loans and prepayment penalties.

Table 6
Mortgage Loan Prepayment Penalties
September 30, 1999 and December 31, 1998 (dollars in thousands)

	Current Principal	Premium	Percent with Prepayment Penalty	Weighted Average
				Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of September 30, 1999
Loans collateralizing NovaStar Home Equity Series (CMO):
1997-1	$ 97,067	$ 4,505	33%	10.88%	75.4%	0.58
1997-2	123,247	2,412	50	10.41	79.4	0.63
1998-1	214,782	3,605	73	10.05	81.2	1.11
1998-2	254,908	3,869	74	9.97	81.1	1.67
All other loans	384	19	10	11.83	77.6	0.13

Total	$690,388	$14,410	63%	10.20%	80.0%	1.16

	Current Principal	Premium	Percent with Prepayment Penalty	Weighted Average
				Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of December 31, 1998
Loans collateralizing NovaStar Home Equity Series (CMO):
1997-1	$170,118	$ 7,975	65%	10.57%	75.1%	0.89
1997-2	170,363	3,403	72	10.37	78.5	1.10
1998-1	275,673	4,651	69	10.01	81.1	1.51
1998-2	306,586	4,703	71	9.95	81.1	2.09
All other loans	5,763	136	65	9.91	80.0	1.59

Total	$928,503	$20,868	70%	10.15%	79.5%	1.52

           In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to collectively repay their mortgage principal balances earlier than is required by the terms of their mortgages. This is particularly true for non-conforming borrowers who are seeking to upgrade their credit rating to obtain a lower interest rate.

            Prepayment rates in the table below represent the annualized principal prepayment rate in the most recent one, three and twelve month periods and over the life of the pool of loans.

Table 7
Prepayment Speeds

	Issue Date	Current Principal Balance	Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
				One- month	Three- month	Twelve- month	Life
As of September 30, 1999
NovaStar Home Equity Series:
1997-1	October 1, 1997	$ 97,067	7	44	56	48	39
1997-2	December 11, 1997	123,247	3	50	46	34	27
1998-1	April 30, 1998	214,782	3	31	29	25	20
1998-2	August 18, 1998	254,908	3	30	27	18	17
As of December 31, 1998
NovaStar Home Equity Series:
1997-1	October 1, 1997	$170,118	7	44	36	33	31
1997-2	December 11, 1997	170,363	3	42	32	22	21
1998-1	April 30, 1998	275,673	3	20	17	—	12
1998-2	August 18, 1998	306,586	3	18	10	—	9

            Table 8 summarizes mortgage asset activity during 1999 and 1998 and Table 9 details the amount of premium as a percent of principal at quarter end for 1999 and 1998.

Table 8
Mortgage Assets Activity
(in thousands)

	Mortgage Loans		Mortgage Securities		Total
	Principal	Premium	Principal	Premium	Principal	Premium
Balance, December 31, 1997	$559,436	$17,861	$ 504,847	$ 8,205	$1,064,283	$26,066
Acquisitions	207,976	3,758	270,059	3,806	478,035	7,564
Principal repayments and amortization	(27,224)	(1,160)	(63,892)	(731)	(91,116)	(1,891)
Dispositions	—	—	(310,113)	(5,294)	(310,113)	(5,294)

Balance, March 31, 1998	740,188	20,459	400,901	5,986	1,141,089	26,445
Acquisitions	290,350	5,148	80,237	823	370,587	5,971
Principal repayments and amortization	(43,849)	(1,506)	(47,201)	(451)	(91,050)	(1,957)
Dispositions	(2,843)	(53)	—	—	(2,843)	(53)

Balance, June 30, 1998	983,846	24,048	433,937	6,358	1,417,783	30,406
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(54,745)	(1,442)	(38,925)	(493)	(93,670)	(1,935)
Dispositions	(4,666)	(56)	(7,781)	(107)	(12,447)	(163)

Balance, September 30, 1998	924,435	22,550	387,231	5,758	1,311,666	28,308
Acquisitions	42,298	458	—	—	42,298	458
Principal repayments and amortization	(62,953)	(2,135)	(15,215)	(173)	(78,168)	(2,308)
Adjustment(A)	25,101	—	—	—	25,101	—
Dispositions	(378)	(5)	(372,016)	(5,585)	(372,394)	(5,590)

Balance, December 31, 1998	$928,503	$20,868	$ —	$ —	$ 928,503	$20,868

Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(70,883)	(1,830)	—	—	(70,883)	(1,830)
Dispositions	(4,446)	(79)	—	—	(4,446)	(79)

Balance, March 31, 1999	853,174	18,959	$ —	$ —	853,174	18,959
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(77,650)	(2,289)	—	—	(77,650)	(2,289)
Dispositions	(364)	(12)	—	—	(364)	(12)

Balance, June 30, 1999	775,160	16,658	—	—	775,160	16,658

Acquisitions	—	—	7,243	—	7,243	—
Principal repayments and amortization	(84,772)	(2,248)	(290)	—	(85,062)	(2,248)
Dispositions	—	—	—	—	—	—

Balance, September 30, 1999	$690,388	$14,410	$ 6,953	$ —	$ 697,341	$14,410

(A)
Adjustment due to balance sheet reclassifications that were made in 1999 and 1998. See the “Financial Condition of NovaStar Financial as of September 30, 1999 and December 31, 1998” section of this document for a description of the reclassifications that were made to better match the timing of principal and interest payments of NovaStar Financial’s securitized mortgage loan portfolio with the principal and interest payments of collateralized mortgage obligations.

Table 9
Premium as a Percent of Principal

	Mortgage Loans	Mortgage Securities	Total Mortgage Assets
As of:
September 30, 1999	2.09%	—%	2.09%
June 30, 1999	2.15	—	2.15
March 31, 1999	2.22	—	2.22
December 31, 1998	2.25	—	2.25
September 30, 1998	2.44	1.49	2.16
June 30, 1998	2.44	1.47	2.14
March 31, 1998	2.76	1.49	2.32
December 31, 1997	3.19	1.63	2.45

           Stockholders’ equity.     During the first nine months of 1999, NovaStar Financial increased its equity from $83 million at December 31, 1998 to $113 million at September 30, 1999. This was primarily a result of the issuance of 4,285,714 shares of Class B 7% cumulative convertible preferred stock in March 1999. Gross proceeds on the issuance aggregated $30 million. The issuance of these preferred shares will have an impact on future earnings per share as discussed under “ Net Income” below.

           Also, included in the accumulated other comprehensive income component of stockholders’ equity as of September 30, 1999 is the unrealized gain on available-for-sale securities. NovaStar Mortgage sold its first asset backed bonds in January 1999, which for accounting and tax purposes was treated as a sale. The economic residual interests in those transactions have been classified as available-for-sale securities. In September 1999, NovaStar Financial purchased this security from NovaStar Mortgage. The amortized cost of the economic residual interests approximated fair value at September 30, 1999.

Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Net Income

           During the nine months ended September 30, 1999, NovaStar Financial recorded net income of $2.0 million, $0.11 per diluted share, compared with net income of $5.6 million, $0.64 per diluted share, for the nine months ended September 30, 1998. In computing earnings per share, shares issued during the period are weighted for the portion of the period they are outstanding. If the preferred shares would have been outstanding for the entire nine months of 1999, NovaStar Financial’s pro forma diluted earnings per share for the nine months ended September 30, 1999 would have been the same as diluted earnings per share for the nine months ended September 30, 1999 as the preferred shares are considered anti-dilutive for the nine months ended September 30, 1999.

           NovaStar Financial’s main sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loan packages to third parties and securitizations of NovaStar Mortgage.

Net Interest Income

           Table 10 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the nine months ended September 30, 1999 and 1998.

Table 10
Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
Nine months ended September 30, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$765,073	$52,236	9.10%	$ 808	$ 100	16.50%	$ 765,845	$52,336	9.11%

Interest-bearing liabilities
Repurchase agreements	$ —	$ —	—%	$ —	$ —	—%	$ —	$ —	—%
Collateralized mortgage obligations	785,547	33,782	5.73	—	—	—	785,547	33,782	5.73
Other borrowings	5,623	541	12.83	—	—	—	5,623	541	12.83

Cost of derivative financial
Instruments hedging liabilities		1,736						1,736

Total borrowings	$791,170	$36,059	6.08%	$ —	$ —	—%	$ 791,170	$36,059	6.08%

Net interest income		$16,177			$ 100			$16,277

Net interest spread			3.02%			16.50%			3.03%

Net yield			2.82%			16.50%			2.83%

Provisions for credit losses		$11,499	2.00	$ —	$ —	—%		$11,499	2.00

Net interest income after provision for credit losses		$ 4,678		$ —	$ 100			$ 4,778

Net interest spread after provision for credit losses			1.02%			16.50%			1.03%

Net yield after provision for credit losses			0.82%			16.50%			0.83%

	Mortgage Loans			Mortgage Securities			Total
Nine months ended September 30, 1998	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$781,786	$56,274	9.60%	$478,125	$22,881	6.38%	$1,259,911	$79,155	8.38%

Interest-bearing liabilities
Repurchase agreements	$156,854	$ 7,643	6.50%	$511,460	$20,785	5.42%	$ 668,314	$28,428	5.67%
Collateralized mortgage obligations	626,960	29,659	6.31	—	—	—	626,960	29,659	6.31
Other borrowings	20,043	647	4.30	—	—	—	20,043	647	4.30

Cost of derivative financial
Instruments hedging liabilities		1,637			577			2,214

Total borrowings	$803,857	$39,586	6.57%	$511,460	21,362	5.57%	$1,315,317	$60,948	6.18%

Net interest income		$16,688			$ 1,519			$18,207

Net interest spread			3.03%			0.81%			2.20%

Net yield			2.85%			0.42%			1.93%

Provision for credit losses		$ 3,400	0.58	$ —	—	—		$ 3,400	0.36

Net interest income after provision for credit losses		$13,288		$ —	$1,519			$14,807

Net interest spread after provision for credit losses			2.45%			0.81%			1.84%

Net yield after provision for credit losses			2.27%			0.42%			1.57%

            Interest income.     NovaStar Financial’s average interest-earning assets consist primarily of mortgage loans for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, NovaStar Financial’s average interest assets included 60% mortgage loans and 40% of lower-yielding agency securities. As discussed in “ Financial Condition of NovaStar Financial, Inc. as of September 30, 1999 and December 31, 1998”, NovaStar Financial sold all of its agency securities in October 1998 to meet short-term liquidity needs faced in the fourth quarter of 1998. Agency securities earned $22.9 million for the nine months ended September 30, 1998, or a yield of 6.4%. Mortgage securities income for the nine months ended September 30, 1999 consist of earnings on residual interests NovaStar Financial purchased from NovaStar Mortgage in September 1999. During the nine months ended September 30, 1999, mortgage loans earned $52.2 million, or a yield of 9.1%, compared with $56.3 million, or a yield of 9.6% for the same period of 1998. In total, assets earned $52.3 million, or a yield of 9.1% for the nine months ended September 30, 1999. During the same period of 1998, assets earned $79.2 million or an 8.4% yield.

           As noted in Table 10, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

           Interest expense.     Average interest-bearing liabilities for the nine months ended September 30, 1999 consisted of financing costs on mortgage loans, while average interest bearing liabilities for the nine months ended September 30, 1998 consisted of 60% mortgage loans and 40% agency securities. During the fourth quarter of 1998, NovaStar Financial sold all of its agency securities. Mortgage loan cost of borrowed funds was $36.1 million for the nine months ended September 30, 1999, or 6.1% of average mortgage loan borrowings compared with $39.6 million for the same period of 1998, or 6.6% of average mortgage loan borrowings. Agency security cost of borrowed funds was $21.4 million during the nine months ended September 30, 1998, or 5.6% of average agency security borrowings. The composition of interest expense is significantly different for the nine months ended September 30, 1999 compared with the same period of 1998. This is due to the following factors:

•
The majority of mortgage loans serve as collateral on collateralized mortgage obligations at September 30, 1999. During 1998, the mortgage loans served as collateral on collateralized mortgage obligations, warehouse and repurchase facility debt. The change in financing composition is primarily due to the fact that NovaStar Financial discontinued purchasing mortgage loans from NovaStar Mortgage during the last half of 1998. Prior to that point in time, NovaStar Financial had purchased 100% of NovaStar Mortgage ’s loan production. Loans held in portfolio prior to securitization were financed by repurchase facilities. Under agreements with NovaStar Mortgage, NovaStar Financial reimbursed NovaStar Mortgage for its warehousing costs incurred prior to sale. Repurchase and warehouse facility costs for the nine months ended September 30, 1998 are included under repurchase agreements and other borrowings in Table 10.

•	NovaStar sold all of its agency securities in October 1998 and paid off all related financing on these assets. No agency securities have been purchased since that time.

•
Due to the liquidity crisis faced in the last quarter of 1998, GMAC/Residential Funding Corporation provided additional financing under a residual line that was secured by mortgage interests in NovaStar’s asset-backed bonds. This facility carried a substantially higher interest cost than other borrowing arrangements. This debt was paid off in February 1999 with funds from a similar facility provided by First Union National Bank. The interest on this facility during the nine months ended September 30, 1999 is included as a component of other borrowings in Table 10.

           Advances under the warehouse line of credit bear interest based on the federal funds rate plus a spread. NovaStar Financial and NovaStar Mortgage receive credits to warehouse line interest based on cash balances maintained with First Union. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the nine months ended September 30, 1999, one-month LIBOR averaged 5.07 percent compared with 5.66 percent for the nine months ended September 30, 1998. Because the Federal Reserve increased the targeted Federal Funds interest rate in June 1999, management expects effective borrowing costs to be higher for the second half of 1999. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

           Net interest income and spread.     Net interest income on mortgage loans during the nine months ended September 30, 1999 was $16.2 million, or 2.8% of average interest-earning mortgage loans, compared with $16.7 million, or 2.9% for the nine months ended September 30, 1998. Net interest spread on mortgage loans was 3.0% for the nine months ended September 30, 1999 and 1998. Net interest income on economic residual interests, classified as mortgage securities during the nine months ended September 30, 1999 was $100,000, or 16.5% of average interest-earning mortgage securities compared with net interest income on agency securities classified as mortgage securities of $1.5 million, or 0.4% of average interest-earning agency securities for the same period of 1998. Net interest spread on mortgage securities was 16.5% for the nine months ended September 30, 1999 compared with 0.8% for the nine months ended September 30, 1998. The significant increase in net margin and spread for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998 is due to the change in NovaStar Financial’s asset and liability composition. During the latter part of 1998, NovaStar Financial sold all agency securities and paid off related financing. NovaStar Financial has not purchased any more of these lower-yielding mortgage assets. Net interest income and the spread are functions of asset yields relative to its costs of funds. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

           During the nine months ended September 30, 1999 and 1998, net interest expense incurred on hedging agreements was $1.7 million and $2.2 million, respectively, which is included as a component of interest expense. The following table provides details of the interest rate agreements as of September 30, 1999 and December 31, 1998.

Table 11
Interest Rate Agreements
September 30, 1999 and December 31, 1998
(dollars in thousands)

	Notional Value	Unrealized		Weighted Days to Maturity	Weighted Average Cap Rate
		Gains	Losses
As of September 30, 1999:
Interest rate cap agreements	$530,000	$376	$ 813	544	6.32%

As of December 31, 1998:

Interest rate cap agreements	$625,000	$—	$2,483	734	6.27%

Other Income

           Other income during the nine months ended September 30, 1999 primarily consists of prepayment penalties of $2.4 million, net gains recognized on the sale of real estate owned of $74,000, interest earned on securitization funds held in trust of $173,000, and interest earned on notes receivable from founders of $368,000. Other income for the same period of 1998 consisted of prepayment penalties of $1.1 million, interest earned on notes receivable from founders of $241,000, gains on mortgage loan sales of $315,000, net gains on mortgage security sales of $16,000 and interest earned on securitization funds held in trust of $337,000.

Provisions for Credit Losses

           NovaStar Financial makes provisions for loan losses in amounts considered necessary to maintain allowances at levels sufficient to cover probable losses inherent in the loan portfolio at the reporting date. The level of probable losses is estimated using migration analysis. The analysis takes information about actual foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. Chargeoffs are recognized at the time of foreclosure by recording the value of repossessed property at its realizable value. Subsequent gains or losses on dispositions, if any, are recorded in operations.

           NovaStar Financial uses several different loss mitigation techniques, including targeted pre-funding audits by quality control personnel and increased appraisal reviews. Borrowers are allowed to sell property for less than the outstanding loan balance prior to foreclosure otherwise known as short sales, when it is believed resulting losses are less than those that would be realized through foreclosure.

           In August of 1998, NovaStar Financial and NovaStar Mortgage executed an agreement with, Radian Guaranty, Inc. (Radian), formerly Commonwealth Mortgage Acceptance Corporation (CMAC), whereby Radian will provide insurance coverage on mortgage loans. As of September 30, 1999 and December 31, 1998, approximately 29% and 26% of the loans owned by NovaStar Financial and substantially all of the loans owned by NovaStar Mortgage are covered under this agreement. During the nine months ended September 30, 1999, total premiums paid to Radian totaled $1.3 million and are included as a component of loan servicing expense in the financial statements. Management believes that its exposure to credit loss on loans insured by Radian is minimal. Management expects that a substantial portion of loans originated in future periods will be covered under similar insurance arrangements.

           During the nine months ended September 30, 1999, NovaStar Financial made provisions of $11.5 million and incurred net chargeoffs of $9.7 million, compared to provisions of $3.4 million and net chargeoffs of $3.0 million for the same period of 1998. Chargeoffs in 1999 include $1.6 million resulting from short sales and loans fully charged off prior to foreclosure. While management believes the short sales have served to reduce NovaStar Financial ’s overall losses, they led to higher levels of losses in 1999 than expected. Notwithstanding the short sale activity, the higher level of chargeoffs in 1999 has led management to conclude that total losses will be higher, and will occur earlier in the life of the loan portfolio, than originally projected. As a result, 1999 provisions have been substantially higher than prior years. Management believes that the loss migration techniques employed, including those described above, will reduce the overall losses to be incurred. In the opinion of management, the allowance for credit losses at September 30, 1999 is adequate to cover losses inherent in the portfolio at that date. If losses do not develop as the migration analysis indicates, future provisions will be increased or decreased as necessary.-

           As of September 30, 1999, NovaStar Financial had 174 loans in real estate owned with a carrying value of $15.4 million compared to 126 loans with a carrying value of $10.6 million as of December 31, 1998.

           Table 12 is a rollforward of the allowance for credit losses during 1999 and 1998.

Table 12
Rollforward of Allowance for Credit Losses

	1999			1998
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$ 3,573	$ 3,492	$ 3,573	$ 2,757	$ 3,341	$2,871	$2,313
Provision for credit losses	5,634	3,566	2,299	4,030	1,179	1,145	1,076
Amounts charged off, net of recoveries	(3,837)	(3,485)	(2,380)	(3,214)	(1,763)	(675)	(518)

Ending Balance	$ 5,370	$ 3,573	$ 3,492	$ 3,573	$ 2,757	$3,341	$2,871

            Loans owned by NovaStar Financial are serviced by NovaStar Mortgage. Details regarding the delinquencies, defaults, and loss statistics of the loan servicing portfolio are presented in Tables 23 and 24, in “Financial Condition of NovaStar Mortgage as of September 30, 1999 and December 31, 1998”.

General and Administrative Expenses

           General and administrative expenses for the nine months ended September 30, 1999 and 1998 are provided in Table 13. Table 14 displays the relationship of portfolio expenses to net interest income during 1999 and 1998 by quarter.

Table 13
General and Administrative Expenses
(dollars in thousands)

	Nine Months Ended September 30,
	1999		1998
		Percent of Net Interest Income		Percent of Net Interest Income
Compensation and benefits	$1,358	8.3%	$1,374	7.5%
Loan servicing	1,392	8.6	491	2.7
Professional and outside services	546	3.4	649	3.6
Office administration	611	3.8	681	3.7
Other	103	0.6	184	1.0

Total portfolio-related expenses	4,010	24.7%	3,379	18.5%

Forgiveness of notes receivable from founders	—		812
Fees for services provided by NovaStar Mortgage, Inc.	3,343		4,606

Total general and administrative expenses	$7,353		$8,797

Efficiency Ratio(A)		38.0%		43.5%

(A)	The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and other income.

Table 14
Portfolio Related Expenses as a
Percent of Net Interest Income
1999 and 1998

	Percent of Net Interest Income	Efficiency Ratio
1999:
Third quarter	28.7%	36.9%
Second quarter	19.8	22.9
First quarter	25.8	52.3
1998:
1998	25.6	5,747.0
Fourth quarter	89.7	(14.1)
Third quarter	22.3	21.1
Second quarter	19.3	58.9
First quarter	14.8	55.0

           Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards and has remained relatively consistent for the nine months ended September 30, 1999 compared with the same period of 1998.

            Loan servicing for the nine months ended September 30, 1999 consists principally of the fees paid to Radian as discussed under the “Provisions for Credit Losses.” This line-item also includes the direct costs associated with the mortgage loan servicing operation that are paid directly to independent third parties for such things as property appraisals and borrower location services. NovaStar loans were not covered by insurance until the third quarter of 1998, which caused the increase in loan servicing costs from 1998 to 1999.

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

           The following is a summary of the fees, in thousands, paid to (received from) NovaStar Mortgage for the nine months ended September 30, 1999 and 1998:

	Nine Months Ended September 30,
	1999	1998
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$3,056	$2,672
Administrative fees	1,263	5,700

Amounts received from NovaStar Mortgage:
Purchase commitment fee	—	(3,766)
Interest income	(976)	—

	$3,343	$4,606

The fees for services provided by NovaStar Mortgage represent the following:

•	Administrative fees for services, including the development of loan products, underwriting, funding, and quality control.

•	Servicing fees to NovaStar Mortgage. NovaStar Mortgage receives 50 basis points on the collected principal balance of NovaStar Financial loans serving as collateral on CMOs.

•	Purchase commitment fee. A fee NovaStar Mortgage pays to NovaStar Financial, if it chooses to retain the mortgage loans it originates or sells them to third parties.

•	Interest income. Interest payments NovaStar Mortgage pays to NovaStar Financial for financing loan fundings and various operating costs of NovaStar Mortgage.

           The increase in loan servicing fees paid to NovaStar Mortgage for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998 is due to the increase in NovaStar Financial’s average securitized mortgage loan portfolio serviced by NovaStar Mortgage.

           The decline in the administrative fees paid to NovaStar Mortgage during these same periods is partly a result of the reduction in NovaStar Mortgage’s production volumes as indicated in Table 21. The decline in 1999 originations reflect decisions made by management as a result of constrained liquidity circumstances the subprime mortgage industry faced during the latter part of 1998. Accordingly, the administrative fees NovaStar Financial paid to NovaStar Mortgage during this same period were reduced. This agreement was cancelled on April 1, 1999, since NovaStar Financial is no longer purchasing loans from NovaStar Mortgage. Accordingly, NovaStar Financial is no longer utilizing the services as outlined in the agreement.

           The decrease in purchase commitment fees for the nine months ended September 30, 1999 compared with the same period of 1998 is due to the discontinuance of this intercompany agreement beginning January 1, 1999.

           The increase in interest income for the nine months ended September 30, 1999 compared with the same period of 1998 is due to this intercompany agreement that went into effect April 1, 1999.

Equity in Earnings (Loss) of NFI Holding Corporation

           For the nine months ended September 30, 1999, NFI Holding recorded net income of $1.5 million compared with a net loss of $2.5 million for the same period of 1998. NovaStar Financial records its portion of the loss as equity in net loss of NFI Holding in its income statement. NFI Holding’s net loss includes the net earnings of NovaStar Mortgage and NovaStar Capital, subsidiaries of NFI Holding as discussed under “Basis of Presentation”. NFI Holding’s financial position and results of operation for the nine month period ended September 30, 1999 and 1998 are discussed further under the heading “NFI Holding Corporation ”.

Results of Operations of NovaStar Financial, Inc. —Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998.

Net Income

           During the three months ended September 30, 1999, NovaStar Financial recorded a net loss of $1.5 million, $0.25 per diluted share, compared with net income of $2.4 million, $0.29 per diluted share, for the three months ended September 30, 1998.

Net Interest Income

           Table 15 presents a summary of the average interest-earnings assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended September 30, 1999 and 1998.

Table 15
Interest Analysis

Three Months Ended September 30, 1999 and 1998
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
September 30, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$690,323	$15,595	9.04%	$2,424	$100	16.50%	$692,747	$15,695	9.06%

Interest-bearing liabilities
Repurchase agreements	$ —	$ —	—%	$ —		$—%	$ —	$ —	—%
Collateralized mortgage obligations	706,685	10,626	6.01	—	—	—	706,685	10,626	6.01
Other borrowings	—	—	—	—	—	—	—	—	—

Cost of derivative financial Instruments hedging liabilities		580	0.33			—		$ 580	0.33

Total borrowings	$706,685	$11,206	6.34%	$ —	$—	—%	$706,685	$11,206	6.34%

Net interest income		$ 4,389			$100

Net interest spread			2.70%			16.50%		$ 4,489	2.72%

Net yield			2.54%			16.50%			2.59%

Provision for credit losses		$ 5,634	3.26%		$—			$ 5,634	3.25%

Net interest income after provisions for credit losses		$(1,245)			$100			$(1,145)

Net interest spread after provision for credit losses			(0.56)%			16.50%			(0.53)%

Net yield after provision for credit losses			(0.72)%			16.50%			(0.66)%

	Mortgage Loans			Mortgage Securities			Total
September 30, 1998	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/Rate
Interest-earning mortgage assets	$927,132	$22,312	9.63%	$412,335	$6,483	6.29%	$1,339,467	$28,797	8.60%

Interest-bearing liabilities
Repurchase agreements	$144,041	$ 2,303	6.40%	$419,901	$6,121	5.83%	$ 563,942	$ 8,424	5.98%
Collateralized mortgage obligations	821,739	12,734	6.20	—	—	—	821,739	12,734	6.20
Other borrowings	10,446	111	4.25	—	—	—	10,446	111	4.25

Cost of derivative financial Instruments hedging liabilities		638			181			819

Total borrowings	$976,226	$15,786	6.47%	$419,901	$6,302	6.00%	$1,396,127	$22,088	6.33%

Net interest income		$ 6,528			$ 181			$ 6,709

Net interest spread			3.16%			0.29%			2.27%

Net yield			2.82%			0.18%			2.00%

Provision for credit losses		$ 1,179	(0.51)%		$ —			$ 1,179	(0.35)%

Net interest income after provision for credit losses		$ 5,349			$ 181			$ 5,530

Net interest spread after provision for credit losses			2.65%			0.18%			1.92%

Net yield after provision for credit losses			2.31%			0.18%			1.65%

           Average interest-earning assets for the three months ended September 30, 1999 primarily consisted of mortgage loans, while average interest-bearing assets for the three months ended September 30, 1998 consisted of 70% mortgage loans and 30% agency securities. During the fourth quarter of 1998, NovaStar Financial sold all of its agency securities. Mortgage loan interest income was $15.6 million for the three months ended September 30, 1999, or a yield of 9.0% compared with $22.3 million for the same period of 1998, or a yield of 9.6%. For the three months ended September 30, 1999, interest earned on economic residual interests was $100,000, or a yield of 16.5%. Agency securities earned $6.5 million, or a yield of 6.3% during the three months ended September 30, 1998.

           Average interest-bearing liabilities for the three months ended September 30, 1999 consisted of financing costs on mortgage loans, while average interest-bearing liabilities for the three months ended September 30, 1998 was a mix of mortgage loans and agency security financings. Mortgage loan financing costs were $11.2 million for the three months ended September 30, 1999, or 6.3% of average mortgage loan borrowings compared with $15.8 million for the same period of 1998, or 6.5% or average mortgage loan borrowings. Agency security financing costs were $6.3 million during the three months ended September 30, 1998, or 6.0% of average agency security borrowings.

           Net interest income on mortgage loans during the three months ended September 30, 1999 was $4.4 million, or 2.5% of average interest-earning mortgage loans, compared with $6.5 million or 2.8% of average interest-earning mortgage loans for the three months ended September 30, 1998. Net interest spread on mortgage loans was 2.7% for the three months ended September 30, 1999 compared with 3.2% for the same period of 1998. Net interest income on economic residual interests, classified as mortgage securities during the three months ended September 30, 1999 was $100,000, or 16.5% of average interest-mortgage securities compared with net interest income on agency securities classified as mortgage securities of $181,000 million, or 0.2% of average interest-earning agency securities for the same period of 1998. Net interest spread on mortgage securities was 16.5% for the three months ended September 30, 1999 compared with 0.3% for the three months ended September 30, 1998. The increase in net margin and spread for the three months ended September 30, 1999 compared with the three months ended September 30, 1998 is due to the change in NovaStar Financial’s asset and liability composition as discussed under “Results of Operations—Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998”.

            During the three months ended September 30, 1999 and 1998, net interest expense was incurred on hedging agreements of $580,000 and $819,000, respectively, which is included as a component of interest expense.

Other Income

           Other income during the three months ended September 30, 1999 primarily consists of prepayment penalties of $769,000, net gains recognized on the sale of real estate owned properties of $91,000, interest earned on securitization funds held in trust of $62,000, and interest earned on notes receivable from founders of $126,000. Other income for the same period of 1998 primarily consisted of prepayment penalties of $426,000, net gains on mortgage asset sales of $108,000 and interest earned on notes receivable from founders of $72,000.

Provisions for Credit Losses

           During the three months ended September 30, 1999, NovaStar Financial provided $5.6 million to the allowance for credit losses, compared with $1.2 million during the same period of 1998. Charge-offs during the three months ended September 30, 1999 were $3.8 million compared with $1.8 million during the same period of 1998. See discussion of “Provisions for Credit Losses” under “Results of Operations of NovaStar Financial, Inc.— Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998.”

General and Administrative Expenses

           General and administrative expenses for the three months ended September 30, 1999 and 1998 are provided in Table 16.

Table 16
General and Administrative Expenses
(dollars in thousands)

	Three Months Ended September 30,
	1999		1998
		Percent of Net Interest Income		Percent of Net Interest Income
Compensation and benefits	$ 421	9.4%	$ 478	10.6%
Professional and outside services	181	4.0	296	6.6
Other loan servicing	446	9.9	363	8.1
Office administration	203	4.5	276	6.1
Other	41	0.9	(9)	(0.2)

Total portfolio-related expenses	$1,292	28.7%	$1,404	31.2%

Forgiveness of notes receivable from founders			270
Fees for services provided by NovaStar Mortgage, Inc.	767		(65)

Total general and administrative expenses	$2,059		$1,609

Efficiency Ratio (A)		36.9%		28.8%

(A)	The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and other income.

           Compensation and benefits remained relatively stable, totaling $421,000 for the three months ended September 30, 1999 compared with $478,000 for the same period of 1998.

            Professional and outside services for the three months ended September 30, 1999 was $181,000 compared with $296,000 for the three months ended September 30, 1998. Professional and outside services include fees for legal and accounting services, costs of contract laborers, costs to publish annual and quarterly reports, etc. The amount of and variance in these costs is dependent on the timing of services performed.

           Other loan servicing for the three months ended September 30, 1999 was $446,000 compared with $363,000 for the three months ended September 30, 1998. Other loan servicing in 1999 consists principally of the fees paid to Radian as discussed under the “ Provisions for Credit Losses.” This line-item also includes the direct costs associated with the mortgage loan servicing operation that are paid directly to independent third parties for such things as property appraisals and borrower location services. NovaStar loans were not covered by insurance until the third quarter of 1998, which caused the increase in loan servicing costs from 1998 to 1999.

           The following is a summary of the fees, in thousands, paid to NovaStar Mortgage for the three months ended September 30, 1999 and 1998:

	Three Months Ended September 30,
	1999	1998
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$936	$1,184
Administrative fees	115	2,100

Amounts paid to NovaStar Mortgage:
Purchase commitment fee	—	(3,349)
Interest income	(284)	—

	$767	$ (65)

           The decrease in loan servicing fees paid to NovaStar Mortgage for the three months ended September 30, 1999 compared with the three months ended September 30, 1998 is due to the decline in NovaStar Financial’s mortgage loan portfolio collateralizing CMOs.

           The decline in the administrative fees paid to NovaStar Mortgage during these same periods is a result of NovaStar Financial discontinued paying these fees to NovaStar Mortgage in April 1999.

           The decrease in purchase commitment fees for the three months ended September 30, 1999 compared with the same period of 1998 is due to the discontinuance of this intercompany agreement beginning January 1, 1999. This line-item still includes NovaStar Financial ’s portion of system departmental costs.

           The increase in interest income for the three months ended September 30, 1999 compared with the same period of 1998 is due to this intercompany agreement went into effect April 1, 1999.

Equity in Earnings (Loss) of NFI Holding Corporation

           For the three months ended September 30, 1999, NFI Holding recorded net income of $583,000 compared with a net loss of $2.5 million for the same period of 1998. NFI Holding’s financial position and results of operation for the three month periods ended September 30, 1999 and 1998 are discussed further under the heading “NFI Holding Corporation.”-

Taxable Income (Loss)

           Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 17 is a summary of the differences between net income or loss reported for GAAP and taxable income for 1999 and 1998.

Table 17
Taxable Income (Loss)
1999 and 1998 (in thousands)

	1999			1998
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net income (loss)	$(1,537)	$ 1,845	$ 1,726	$(27,388)	$ 2,394	$1,894	$1,279
Use of net operating loss carryforward	—	(1,153)	(1,475)	—	—	—	—
Results of NFI Holding and subsidiaries	(577)	674	(551)	320	2,447	—	271
Provision for credit losses	5,634	3,566	2,299	4,030	1,179	1,145	1,076
Loans charged-off	(3,836)	(3,484)	(2,380)	(3,214)	(1,763)	(675)	(518)
Capital losses	—	—	—	14,963	—	—	—
Other, net	397	397	381	(370)	96	208	(2)

Estimated taxable income (loss)	$ 81	$ 1,845	$ —	$(11,659)	$ 4,353	$2,572	$2,106

           The net loss realized during the 1998 fourth quarter resulted in NovaStar Financial incurring a net loss for both financial reporting and income tax purposes for the 1998 fiscal year. NovaStar Financial has a net operating loss carryforward of approximately $2.6 million available to offset taxable income in 1999, and thereby reduce the amount of required distributions under REIT guidelines. In addition, the $0.35 per common share, $2.8 million dividend paid on April 15, 1999 and the $556,000 of preferred dividends paid in May and August 1999 represent distributions of 1999 taxable income. Consequently, NovaStar Financial does not anticipate declaring any further dividends on common stock for 1999. NovaStar Financial expects the common stock dividend paid in April 1999 to be designated as a return of capital. NovaStar Financial anticipates that it will return to its previous policy of declaring dividends on common stock in 2000.

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

           The following table presents NFI Holding’s consolidated financial statements as of September 30, 1999 and 1998, which primarily consist of the assets, liabilities, and operational results of NovaStar Mortgage. Accordingly, the discussion that follows focuses on NovaStar Mortgage.

Table 18
NFI Holding Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 1999	December 31, 1998
	(unaudited)
Assets
Cash and cash equivalents.	$ 947	$ 5,759
Mortgage loans.	103,258	216,839
Other assets	8,649	4,492

Total assets	$112,854	$227,090

Liabilities and Stockholders’ Equity
Borrowings	$ 72,620	$203,341
Due to NovaStar Financial, Inc.	22,044	18,521
Accounts payable and other liabilities	9,699	5,215
Stockholders’ equity	8,491	13

Total liabilities and stockholders’ equity	$112,854	$227,090

NFI Holding Corporation
Condensed Consolidated Statements of Operations
(unaudited; in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	1999	1998	1999	1998
Interest income	$ 8,542	$ 6,539	$3,122	$ 3,745
Interest expense.	4,358	4,809	1,543	2,391

Net interest income	4,184	1,730	1,579	1,354
Other income:
Administrative servicing fees received from NovaStar Financial	3,343	4,606	767	(65)
Fees from third parties	707	2,305	152	687
Net gain on sales of mortgage loans	9,189	1,209	3,101	798

Total other income	13,239	8,120	4,020	1,420
General and administrative expenses	15,889	12,330	5,250	5,246

Income (loss) before taxes	1,534	(2,480)	349	(2,472)
Income tax expense	—	—	(234)	—

Net income or (loss)	$ 1,534	$ (2,480)	$ 583	$(2,472)

Financial Condition of NovaStar Mortgage, Inc. as of September 30, 1999 and December 31, 1998

           Mortgage Loan Originations.     NovaStar Mortgage originated 3,100 subprime residential mortgage loans during the nine months ended September 30, 1999 with an aggregate principal amount of $313 million. Virtually all of NovaStar Mortgage’s mortgage assets at September 30, 1999 and December 31, 1998 consist of subprime mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

            Table 19 is a summary of wholesale loan originations for 1999 and 1998. Table 20 presents a summary of mortgage loan sales of NovaStar Mortgage during 1999 and 1998. Table 21 is a summary of loan costs for NovaStar Mortgage relative to its wholesale loan originations.

Table 19
1999 and 1998 Quarterly Wholesale Loan Originations —NovaStar Mortgage, Inc.
(dollars in thousands)

	Number of Loans	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
1999:
Third quarter	1,139	$118,379	$104	100.8	82%	5.29	9.87%	91%
Second quarter	1,120	111,952	100	100.9	82	5.16	9.80	89
First quarter	865	82,495	95	100.5	80	4.95	9.87	89

1999 total	3,124	$312,826	$100	100.7	82%	5.15	9.84%	90%

1998:
Fourth quarter	1,501	$133,739	$ 89	100.8	81%	4.75	9.78%	88%
Third quarter	2,655	240,498	90	101.4	81	4.37	10.11	79
Second quarter	3,133	294,303	94	101.3	81	4.43	9.93	71
First quarter	2,033	207,976	102	101.4	81	4.45	9.93	65

1998 total	9,322	$876,516	$ 94	101.3	81%	4.47	9.96%	74%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 20
Mortgage Loan Sales to Third Parties—NovaStar Mortgage, Inc.
Nine Months Ended September 30, 1999 and Year Ended December 31, 1998
(dollars in thousands)

	Principal Amount	Gain Recognized	Weighted Average Price To Par	Percent Gain of Principal
1999:
Third quarter	$106,759	$2,969	104.2	2.79%
Second quarter	97,281	2,875	104.4	2.96
First quarter	73,743	1,576	103.6	2.14

1999 total	$277,783	$7,420	104.1	2.80%

1998:
Fourth quarter	$108,800	$1,985	103.6	1.82%
Third quarter	18,133	826	106.0	4.56
Second quarter	6,742	173	106.0	2.57
First quarter	—	—	—	—

1998 total	$133,675	$2,984	104.0	2.23%

Table 21
Costs of Loan Production—NovaStar Mortgage, Inc.
Nine Months Ended September 30, 1999 and Year Ended December 31, 1998
(dollars in thousands)

	1999			1998
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Gross costs of loan production (A)	$ 4,972	$ 4,487	$ 5,062	$ 7,109	$ 5,606	$ 4,783	$ 3,853
Fees collected	(556)	(374)	(284)	(386)	(631)	(946)	(774)

Net costs of loan production	$ 4,416	$ 4,113	$ 4,778	$ 6,723	$ 4,975	$ 3,837	$ 3,079
Wholesale loan origination— principal	118,379	111,952	82,495	133,739	240,498	294,303	207,974
Premium paid to broker	921	948	441	1,043	3,439	3,679	2,935

Total acquisition cost (B)	$123,716	$117,013	$87,714	$141,505	$248,912	$301,819	$213,988

Costs as a percent of principal:
Gross loan production	4.2%	4.0%	6.1%	5.3%	2.3%	1.6%	1.9%

Fees collected (C)	(0.5)%	(0.3)%	(0.3)%	(0.3)%	(0.2)%	(0.3)%	(0.4)%

Net loan production	3.7%	3.7%	5.8%	5.0%	2.1%	1.3%	1.5%

Premium paid to broker	0.8%	0.8%	0.5%	0.8%	1.4%	1.3%	1.4%

Total acquisition cost	4.5%	4.5%	6.3%	5.8%	3.5%	2.6%	2.9%

(A)	Loan production general and administrative expenses as reported for GAAP, plus deferred loan costs.

(B)	Principal, premium and general and administrative expenses associated with loan production.

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

            Table 22 is a summary of loans originated by NovaStar Mortgage by state for 1999 and 1998 by quarter. As of September 30, 1999, NovaStar Mortgage had 41 account executives covering 44 states.

Table 22
Mortgage Loan Originations by State—NovaStar Mortgage, Inc.
1999 and 1998

	Percent of Total Originations during Quarter (based on original principal balance)
	1999			1998
Collateral Location	Third	Second	First	Fourth	Third	Second	First
Florida	15%	12%	15%	24%	17%	16%	12%
Michigan	10	10	12	6	5	5	5
Ohio	12	10	8	9	4	5	2
California	10	8	6	2	6	9	15
Arizona	5	7	4	2	3	3	3
Tennessee	4	6	9	6	4	4	4
Washington	4	5	3	3	5	6	7
Pennsylvania	4	4	4	5	4	3	2
North Carolina	1	1	2	4	5	3	2
Texas	2	1	2	3	5	3	3
All other states	33	36	35	36	42	43	45

           NovaStar Mortgage’s loan originations are funded through warehouse and repurchase facilities at First Union and are discussed further in “Financial Condition of NovaStar Financial as of September 30, 1999 and December 31, 1998” and “Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998”.

           Mortgage Loan Sales.    In a securitization executed by NovaStar Mortgage during the first quarter of 1999, $165 million in loans were sold to a Special Purpose Entity (SPE), of which $26 million settled in April 1999. Proceeds of bonds issued by the SPE, $160 million, were used to pay for the mortgage loans acquired from NovaStar Mortgage. The loans were sold without recourse by NovaStar Mortgage. NovaStar Mortgage retained a residual certificate issued by the SPE. In September 1999, NovaStar Financial purchased the economic residual interests. NovaStar Mortgage also retained loan servicing rights for the loans sold to the SPE. The value of the retained interests in the mortgage servicing rights has been recorded as an asset and the loans sold have been removed from the balance sheet of NovaStar Mortgage.

           NovaStar Mortgage allocated its basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets based on the relative fair values of those portions at the time of sale. The values of these assets were determined by discounting estimated future cash flows using the cash out method. Following are the significant values and assumptions used in determining the values of the assets sold and values of the resulting retained assets.

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

            NovaStar Mortgage also sold $278 million of its whole loan portfolio to unrelated third parties for cash at a net gain of $7.4 million at an average price of 104 during the nine months ended September 30, 1999. Table 20 of “Financial Condition of NovaStar Mortgage, Inc. as of September 30, 1999 and December 31, 1998” provides a quarterly analysis of NovaStar Mortgage’s mortgage loan sales to third parties.

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

           Table 23 is a summary of delinquent loans in NovaStar Mortgage ’s servicing portfolio as of September 30, 1999 and 1998 by quarter. Table 24 provides summaries of delinquencies, defaults, and loss statistics as of September 30, 1999 and 1998 by quarter. The information presented in both tables include mortgage loans owned by NovaStar Financial and its affiliates. Other information regarding the credit quality of NovaStar Financial’s mortgage loans is provided in Table 1.

Table 23
Loan Delinquencies (90 days and greater) (A)
1999 and 1998

	1999			1998
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Mortgage loans collateralizing NovaStar Home Equity series (CMO):
1997-1 (Issued October 1, 1997)	6.32%	5.13%	4.37%	5.45%	5.97%	5.86%	4.39%
1997-2 (Issued December 11, 1997)	4.92	4.03	5.38	5.62	4.97	4.72	2.23
1998-1 (Issued April 30, 1998)	5.32	4.13	4.64	4.44	2.06	—	—
1998-2 (Issued August 18, 1998)	4.06	3.94	3.72	2.35	0.40	—	—
1999-1 (Issued January 29, 1999) (B)	3.41	3.39	2.35	—	—	—	—
All loans in servicing portfolio	5.80	5.15	5.00	3.35	2.45	2.53	2.28

(A)	Includes loans in foreclosure or bankruptcy.
(B)	This securitization was treated as a sale under SFAS 125 and accordingly the mortgage loans and related liability are not included on NovaStar’s balance sheet.
Table 24
Delinquencies, Defaults and Losses
September 30, 1999 and December 31, 1998
(dollars in thousands)

	NovaStar Home Equity Series (A)
September 30, 1999	1997-1	1997-2	1998-1	1998-2	1999-1	Other (C)	All Loans
Loan servicing portfolio (B)	$ 96,399	$120,542	$214,518	$252,359	$149,942	$ 135,583	$969,343

Allowance for Credit Losses:
Balance, January 1, 1999	$ 816	$ 1,049	$ 1,163	$ 346	$ —	$ 353	$ 3,727
Provision for credit losses	2,250	2,649	3,099	2,444	—	1,020	11,462
Amounts charged off, net of recoveries	(1,705)	(2,438)	(3,264)	(2,039)	—	(243)	(9,689)

Balance, September 30, 1999	$ 1,361	$ 1,260	$ 998	$ 751	$ —	$ 1,130	$ 5,500

Defaults as a percent of loan servicing
Delinquent loans (D)	7.43%	6.14%	4.48%	5.66%	4.92%	0.15%	4.75%

Loans in foreclosure	5.56	4.33	4.66	3.50	3.23	1.86	3.79

Real estate owned	3.91	3.83	3.09	1.84	0.80	0.65	2.24

	NovaStar Home Equity Series (A)
December 31, 1998	1997-1	1997-2	1998-1	1998-2	Other (C)	All Loans
Loan servicing portfolio (B)	$168,255	$167,685	$273,583	$301,857	$268,587	$1,179,967

Allowance for Credit Losses:
Balance, January 1, 1998	$ 1,063	$ 967	$ —	$ —	$ 283	$ 2,313
Provision for credit losses	1,895	2,257	1,878	222	1,388	7,640
Amounts charged off, net of recoveries	(2,142)	(2,175)	(715)	124	(1,318)	(6,226)

Balance, December 31, 1998	$ 816	$ 1,049	$ 1,163	$ 346	$ 353	$ 3,727

Defaults as a percent of loan servicing
Delinquent loans (D)	6.45%	5.95%	4.89%	4.06%	2.01%	4.40%

Loans in foreclosure	2.63	2.96	3.60	2.06	0.40	2.25

Real estate owned	3.54	2.76	1.01	0.09	0.23	1.21

	1999			1998
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Total defaults:
Delinquent loans	4.75%	5.21%	4.12%	4.40%	2.95%	1.95%	1.92%

Loans in foreclosure	3.79	3.36	3.39	2.25	2.02	2.28	2.29

Real estate owned	2.24	2.20	1.66	1.21	0.81	0.52	0.24

(A)	Loans owned by NovaStar Financial
(B)	Includes assets acquired through foreclosure
(C)	Includes loans owned by NovaStar Financial, NovaStar Mortgage and NovaStar Capital
(D)	Includes loans delinquent 30 days or greater

            The following table presents a summary of the mortgage loan activity of NovaStar Mortgage for 1999 and 1998.

Table 25
Mortgage Loan Activity—NovaStar Mortgage, Inc.
(dollars in thousands)

	1999		1998
	Principal	Premium	Principal	Premium
Balance, January 1	$ 206,495	$ 3,114	$ —	$ —
Originations	82,495	997	207,976	3,758
Sales to NovaStar Financial, Inc.	—	—	(207,976)	(3,758)
Sales to third parties	(71,829)	(649)	—	—
Sales in securitization transactions	(132,451)	(2,109)	—	—
Principal repayments and amortization	(1,963)	(45)	—	—

Balance, March 31	$ 82,747	$ 1,308	$ —	$ —
Originations	111,952	1,641	294,303	5,207
Sales to NovaStar Financial, Inc.	—	—	(290,350)	(5,148)
Sales to third parties	(64,225)	(1,368)	(3,953)	(59)
Sales in securitization transactions	(25,436)	(259)	—	—
Principal repayments and amortization	(1,703)	(46)	—	—

Balance, June 30	$ 103,335	$ 1,276	$ —	$ —
Originations	118,379	1,865	240,498	4,035
Sales to NovaStar Financial, Inc.	—	—	—	—
Sales to third parties	(127,080)	(1,992)	(12,836)	(517)
Principal repayments and amortization	(2,828)	(37)	(1,567)	(7)

Balance, September 30	$ 91,806	$ 1,112	$ 226,095	$ 3,511

Originations			133,739	1,821
Sales to NovaStar Financial, Inc.			—	—
Sales to third parties			(116,886)	(2,156)
Principal repayments and amortization			(36,453)	(62)

Balance, December 31			$ 206,495	$ 3,114

Results of Operations of NovaStar Mortgage, Inc. —Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

           The following table presents a summarized income statement of NovaStar Mortgage, Inc. for the nine months ended September 30, 1999 and 1998:

Table 26
NovaStar Mortgage, Inc.—Statements of Operations
Nine Months Ended September 30 (dollars in thousands)

	1999	1998
Net interest income	$4,096	$ 1,691
Services provided to NovaStar Financial, Inc.	3,343	4,606
Fees from third parties	676	2,302
Gains on sale of mortgage assets	9,042	1,209
Expenses:
Production	6,745	6,118
Servicing	3,508	2,145
Other	4,595	3,863

Net income (loss)	$2,309	$(2,318)

           The following summarizes changes in net earnings of NovaStar Mortgage for the nine months ended September 30, 1999 compared with the same period of 1998:

•
Beginning July 1, 1998, NovaStar Mortgage retained its mortgage loan production to sell to third parties or securitize versus selling them directly to NovaStar Financial. Prior to this point in time, NovaStar Financial acquired 100% of NovaStar Mortgage’s wholesale loan production. Accordingly, NovaStar Mortgage recognized $4.1 million in net interest income on these loans for the nine months ended September 30, 1999. The net interest income NovaStar Mortgage recognized in 1998 also includes net interest earned on agency securities. NovaStar Mortgage sold all of its agency securities during the latter part of 1998.

•
The administrative fee agreement between NovaStar Financial and NovaStar Mortgage was cancelled on April 1, 1999. These fees are included in services provided to NovaStar Financial, Inc. The other components of this financial statement line-item are discussed further in the “Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 1999 compared to the Nine Months Ended September 30, 1998.”

•
During the nine months ended September 30, 1999, NovaStar Mortgage recognized net gains of $9.0 million on mortgage loan sales. $1.6 million of the gains recognized was a result of the closing of NovaStar Mortgage’s first securitization transaction. The remainder of the gain is due to various mortgage loan sales to independent third parties. NovaStar Mortgage recognized $211,000 and $998,000 on sales of mortgage securities and mortgage loans, respectively, during the same period of 1998.

•
NovaStar Mortgage’s wholesale origination operation was not operating at full capacity during the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998. NovaStar Mortgage’s costs of loan production as a percent of principal averaged 4.3% for the first nine months of 1999 versus 1.6% during the first nine months of 1998 as detailed in Table 19. Accordingly, in 1999 NovaStar Mortgage capitalized a lower percentage of its origination costs—which under GAAP are amortized as an adjustment of the yield over the life of the loan versus expensed in the period incurred. Management estimates that if the wholesale origination channel was operating at full capacity, NovaStar Mortgage’s costs of loan production would be 2.25–2.50%.-

•
NovaStar Mortgage’s servicing staff increased from September 30, 1998 to September 30, 1999. This increase is due to growth in the loan servicing portfolio, which averaged $900 million for the nine months ended September 30, 1998 compared with $1.1 billion for the nine months ended September 30, 1999.

•
NovaStar Mortgage remitted $231,000 in premium payments to Radian during the nine months ended September 30, 1999, which are included as a component of other expenses. The agreement with CMAC was executed during the third quarter of 1998.

•	Other departments of NovaStar Mortgage, including systems, quality control, and administration added staff from September 30, 1998 to September 30, 1999 to compensate for general company growth.

•
Other expense for the nine months ended September 30, 1999 also includes the development and design costs incurred for NovaStar Mortgage ’s portion of the automated underwriting and origination system, Internet Underwriter, which was introduced during the third quarter of 1999.

Results of Operations of NovaStar Mortgage, Inc. —Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998.

           The following table presents a summarized income statement of NovaStar Mortgage, Inc. for the three months ended September 30, 1999 and 1998:

Table 27
NovaStar Mortgage, Inc.—Statements of Operations
Three Months Ended September 30 (dollars in thousands)

	1999	1998
Net interest income	$1,493	$ 1,314
Services provided to NovaStar Financial, Inc.	768	(65)
Fees from third parties	131	685
Gains on sale of mortgage assets	2,998	798
Expenses:
Production	2,077	2,556
Servicing	1,171	839
Other	1,601	1,647

Income before taxes	541	(2,310)
Income tax expense	(234)	—

Net income	$ 775	$(2,310)

           The following summarizes the explanation for the increase in net earnings of NovaStar Mortgage for the three months ended September 30, 1999 compared with the same period of 1998:

•
Net interest income for the three months ended September 30, 1999 was generated from NovaStar Mortgage’s mortgage loan portfolio. For the same period of 1998, net interest income was also generated from lower-yielding agency security investments. The change in portfolio composition between the two periods is discussed under “Results of Operations of NovaStar Mortgage, Inc.—Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998.”

•
The administrative fee agreement between NovaStar Financial and NovaStar Mortgage was cancelled on April 1, 1999. These fees are included in services provided to NovaStar Financial, Inc. The other components of this financial statement line-item are discussed further in the “Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 1999 compared to the Nine Months Ended September 30, 1998.”

•
During the three months ended September 30, 1999, NovaStar Mortgage recognized net gains of $3.0 million on mortgage loan sales. NovaStar Mortgage recognized net gains of $823,000 on mortgage loan sales during the three months ended June 30, 1998. Also included in this line-item for the three months ended September 30, 1998 are agency securities losses of $25,000.

NovaStar Capital, Inc.

           NovaStar Capital, Inc. was formed to focus on acquiring nonconforming residential mortgage loans from banks, thrifts and credit unions. Management is building a sales force of account executives to develop a nationwide network of financial institutions to complement the wholesale origination operation of NovaStar Mortgage. Management believes this is another effective means of acquiring mortgage loans at a low-cost versus secondary market purchases. The short-term intent is to treat these loans similar to NovaStar Mortgage’s wholesale loan originations—to hold in portfolio to be sold either to independent third parties or in securitizations. NovaStar Capital originated 116 mortgage loans with a principal value of $10.4 million during the nine months ended September 30, 1999. At September 30, 1999, NovaStar Capital had total assets of $10.6 million, which include primarily mortgage loans.

           During the nine months ended September 30, 1999 and the three months ended September 30, 1999, NovaStar Capital incurred net losses of $760,000 and $397,000, respectively. NovaStar Capital’ s operations for these periods primarily consist of compensation costs. NovaStar Capital also sold $4.7 million of mortgage loans recognizing net gains of $146,000 for the nine months ended September 30, 1999. During the third quarter of 1999, NovaStar Capital sold $3.8 million of mortgage loans for a net gain of $103,000.

Value of Mortgages Added through Wholesale Operations

           By establishing a wholesale lending operation to originate subprime residential mortgage loans, NovaStar developed a process to add mortgage assets to its balance sheet at amounts management believes are below what it would generally cost, in most market environments, to acquire the same assets in bulk through open market purchases. While this lower cost generation has not been possible during most of 1999, for the reasons described below, management believes that improvements in the efficiency of the wholesale lending operation will permit value creation for shareholders in future periods.

           Management estimates the weighted-average value of its mortgage loan portfolio as of September 30, 1999 to be between 101 and 104 in terms of price to par, based upon certain return assumptions and secondary market prices. The values presented in Tables 28 and 29 are management’s estimates based on market conditions as of September 30, 1999. Management believes the inherent returns in the mortgage loans it is originating should warrant a value of 105. Any value assigned to September 30, 1999 loans should take into consideration at what value the loans could be sold in the open market. During the first nine months of 1999, NovaStar Financial sold a number of whole loan packages at a weighted average price of 104.11. Tables 28 and 29 provide management ’s estimates of the value of the mortgage loans in its portfolio and 1999 third quarter production and the assumptions used for estimating fair value. Because any estimated value can vary dramatically based upon the assumptions used, a range of assumptions is used to determine the estimated value.

           During 1999, NovaStar Mortgage originated mortgage loans at an all-in cost of 105.0% of principal, including direct costs of acquisition, such as broker premiums, and general overhead expenses. Table 21 displays costs of production for each quarter. The cost of production during the first nine months of 1999 and 1998 third and fourth quarters is higher than previous quarters as a result of lower production levels. NovaStar Mortgage operated at less than full capacity during the second half of 1998, partly by design. If NovaStar Mortgage had operated at or near full capacity, the all-in cost would be more in the range of 3.0 to 3.5. Direct costs of acquisition are capitalized as premium and amortized as an adjustment of yield over the life of the loan.

           As of September 30, 1999, the weighted average premium on mortgage loans outstanding is 2.1% of principal. Depending on which assumptions are used, the estimated fair value of loans generally ranges from 102–104% of principal, implying inherent gains of up to 2%. These amounts would be generally consistent with current whole loan prices being up to 2%. These amounts would be generally consistent with current whole loan prices being realized in secondary market sales transactions. Management has performed extensive analysis regarding the value of its securitized loan portfolio, using both whole loan prices and discounted cash flow scenarios. Depending on which scenario is used, management believes that NovaStar Financial’s mark-to-market equity ranges from $106 million to $120 million. This equates to an estimated fair value per diluted share that ranges from $8.80 to $10.00.

Table 28
Estimated Market Price on Entire Loan Portfolio
As of September 30, 1999

	Estimated Market Price
	Two- and Three-year Fixed Loan Products
Bond Equivalent Yield	9.71%	9.96%	10.21%
Spread to Index	3.75%	4.00%	4.25%
Assumed Prepayment Speed (CPR)
35	103.9%	103.6%	103.3%
40	103.5%	103.2%	103.0%
45	103.0%	102.8%	102.6%
	Estimated Market Price
	30/15-year Fixed and Balloon Loan Products (Three-year Treasury)
Bond Equivalent Yield	9.42%	9.67%	9.92%
Spread to Index	3.75%	4.00%	4.25%
Assumed Prepayment Speed (CPR)
25	102.7%	102.6%	102.6%
30	102.1%	102.1%	102.1%
35	101.5%	101.6%	101.7%

	One-year CMT Loan Products
Bond Equivalent Yield	9.68%	9.93%	10.18%
Spread to Index	4.50%	4.75%	5.00%
Assumed Prepayment Speed (CPR)
50	101.9%	101.9%	101.9%
55	101.6%	101.6%	101.6%
60	101.8%	101.3%	101.4%
	Six-month LIBOR Loan Products
Bond Equivalent Yield	9.71%	9.96%	10.21%
Spread to Index	3.75%	4.00%	4.25%
Assumed Prepayment Speed (CPR)
50	104.0%	103.8%	103.6%
55	103.7%	103.5%	103.3%
60	103.3%	103.2%	103.1%

Table 29
Estimated Market Price of Loans Originated in Third Quarter of 1999

	Estimated Market Price
	Two- and Three-year Fixed Loan Products
Bond Equivalent Yield	9.21%	9.46%	9.71%
Spread to Index	3.25%	3.50%	3.75%
Assumed Prepayment Speed (CPR)
25	105.7%	104.9%	104.4%
30	105.0%	104.4%	103.9%
35	104.4%	103.8%	103.4%
	Estimated Market Price
	30/15-year Fixed and Balloon Loan Products
Bond Equivalent Yield	8.92%	9.17%	9.42%
Spread to Index	3.25%	3.50%	3.75%
Assumed Prepayment Speed (CPR)
15	104.9%	104.5%	104.2%
20	104.1%	103.8%	103.6%
25	103.2%	103.1%	103.0%

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Principal, interest and fees received on mortgage assets and residual interests on CMOs will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. During the first nine months of 1999, NovaStar Financial also improved its equity and liquidity positions significantly by:

•	Increasing borrowing capacity with First Union National Bank to $395 million in February 1999.

•	Raising additional capital through the issuance of 4 million shares of Class B 7% cumulative convertible preferred stock in March 1999; gross proceeds aggregating $30 million.

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

           NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. As of September 30, 1999, NovaStar Mortgage owned $92.8 million of subprime mortgage loans. NovaStar Mortgage provides financing for these loans through warehouse and repurchase credit facilities at First Union. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans at a profit to meet the significant cash needs of the wholesale loan operation. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations are at or near the capacity of its production infrastructure.

           Table 30 is a summary of financing arrangements and available borrowing capacity under those arrangements as of September 30, 1999:

Table 30
Liquidity Resources
September 30, 1999
(dollars in thousands)

	Maximum Borrowing Limit	Value of Collateral		Borrowings	Availability
Resource
Cash					$ 3,294
First Union National Bank (A):
Committed warehouse line of credit	$75,000	$43,650		$22,191	21,459
Committed secured whole loan repurchase agreement	300,000	50,429		50,429	—
Committed residual financing available under CMOs	20,000	(B	)	—	20,000

Total.				$72,620	$44,753

Total availability as a percent of:
Total assets					6%

Total stockholders’ equity					40%

(A)	Value of collateral and borrowings include amounts for both NovaStar Financial and NovaStar Mortgage as they are co-borrowers under the arrangements with First Union National Bank.
(B)	Management estimates the value of the residuals range from $60 to $75 million and does not include the value of mortgage servicing rights.

            Cash activity during the nine months ended September 30, 1999 and 1998 are presented in the consolidated statement of cash flows.

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

Capital Allocation Guidelines
September 30, 1999
Asset Category	(A) Minimum Lender Haircut	(B) Estimated Price Duration	(C) Duration Spread Cushion	(D) Liquidity Spread Cushion	(E) (c + d) Total Spread Cushion	(F) (b x e) Equity Cushion (% of MV)	(F) (a + f) CAG Equity Required
Agency-issued:
Conventional ARMs	3.00%	3.50%	50	—	50	1.75%	4.75%
GNMA ARMs	3.00	4.50	50	—	50	2.25	5.25
GNMA Fixed Rates	3.00	5.00	50	—	50	2.50	5.50
Mortgage loans:
Collateral for warehouse financing	2.00	3.00	100	50	150	4.50	7.50
Collateral for Securitizations (H)	5.00	—	—	—	—	—	5.00
Delinquent	100.00	—	—	—	—	—	100.00
Hedging	—	—	—	—	—	—	5.45
Other	100.00	—	—	—	—	—	100.00

(A)
Indicates the minimum amount of equity a typical lender would require with an asset from the applicable asset category. There is some variation in haircut levels among lenders. From the lender perspective, this is a “cushion” to protect capital in case the borrower is unable to meet a margin call. The size of the haircut depends on the liquidity and price volatility of the asset. Agency securities are very liquid, with price volatility in line with the fixed income markets, which means a lender requires a smaller haircut. On the other extreme, “B” rated securities and securities not registered with the Securities and Exchange Commission are substantially less liquid, and have more price volatility than agency securities, which results in a lender requiring a larger haircut. Particular securities that are performing below expectations would also typically require a larger haircut.

(B)	Duration is the price-weighted average term to maturity of financial instruments’ cash flows.
(C)	Estimated cushion need to protect against investors requiring a higher return compared to treasury securities, assuming constant interest rates.
(D)	Estimated cushion required due to a potential imbalance of supply and demand resulting in a wider bid/ask spread.
(E)	Sum of duration (C) and liquidity (D) spread cushions.
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

(H)	Capital allocation guidelines for economic residuals evaluated similarly as whole loans.

            Implementation of the capital allocation guidelines —mark to market.    Each month, assets are marked to market. Market values of the mortgage loan portfolio are calculated internally using assumptions for losses, prepayments and discount rates. Mortgage securities are valued using independent market quotes. The face amount of all financing used for securities and mortgage loans is subtracted from the current market value of the assets and hedges. This is the current market value of equity. This number is compared to the required capital as determined by the capital allocation guidelines. If the actual equity falls below the capital required by the capital allocation guidelines, NovaStar Financial must prepare a plan to bring the actual capital above the level required by the capital allocation guidelines.

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

           Table 31 is a summary of the capital allocation for NovaStar Financial as they apply to mortgage assets and hedging instruments during 1999 and 1998.

Table 31
Required Equity

	1999			1998
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Category
Mortgage loans:
Current unsecuritized loans	$ 5,278	$ 4,397	$ 3,823	$12,648	$ 14,567	$ 21,566	$ 23,628
Delinquent unsecuritized loans	2,329	868	1,197	1,685	452	601	1,200
Securitized loans	41,587	47,000	49,894	64,548	55,822	37,766	23,478
Mortgage securities	—	—	—	—	19,514	24,904	27,426
Other assets	13,878	13,501	13,861	12,536	20,682	13,782	10,733
Hedging instruments	(24)	(35)	(100)	(179)	(688)	(232)	(203)

Required equity	63,048	65,731	68,675	91,238	110,349	98,387	86,262
Stockholders’ equity	112,671	121,237	119,712	87,204	109,848	114,875	115,798
Market value in excess of the carrying value of assets and hedges	(9,949)	8,536	1,482	5,961	2,331	31,999	20,685

Excess equity	$39,674	$ 64,042	$ 52,519	$ 1,927	$ 1,830	$ 48,487	$ 50,221

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

The Year 2000

           NovaStar Financial, NovaStar Mortgage and NovaStar Capital, collectively, NovaStar Financial and affiliates are highly dependent on purchased and leased computer software to conduct business. In addition, NovaStar Financial and affiliates are highly dependent on computer software used by market counterparties and vendors, including banks, in conducting business. Management recognizes that some computer software may not have the ability to correctly identify dates beyond December 31, 1999. Successful modification of computer software, or the vendors’ successful modification of their programs, to be year 2000 compliant is critical to the viability of NovaStar Financial and affiliates.

           NovaStar Financial and affiliates use three major, and a number of smaller, internal automation solutions to conduct its business operations. The three computer systems considered the most significant to operations are as follows:

• The internally developed loan origination and database system

• The externally provided loan servicing system

• The purchased accounting system

           In addition, NovaStar Financial and affiliates integrate with a number of outside entities in normal business transactions. Interfaces with other businesses and third party solution providers are used to conduct some business processes. Other processes are supported by systems created internally.

           NovaStar Financial and affiliates are using the Federal Financial Institutions Examination Council’s (FFIEC) “Year 2000 Project Management Awareness” document to guide year 2000 readiness efforts. Each program/system interface used by NovaStar Financial and affiliates are being reviewed and tested for year 2000 compliance. The FFIEC guide calls for a three-phase approach to assess year 2000 compliance. Based on this three-phase approach NovaStar Financial’s and affiliates’ projected timeline is as follows:

[Chart of timeline]

            In the assessment phase, management determined which business processes/interfaces rely on dates and date arithmetic. Most business processes/interfaces rely on dates and date arithmetic. All internally developed business processes/interfaces have been tested for compliance. Based on these tests, all software and automation solutions created by NovaStar Financial and affiliates are year 2000 compliant. NovaStar Financial and affiliates have updated all internal operating systems and software with year 2000 compliant versions. NovaStar Financial and affiliates are still working with market counterparties and vendors to document that they have assessed software for year 2000 compliance.

           Solution updates to non-compliant Year 2000 software were made in the correction phase. Corrections on NovaStar Financial and affiliates developed software were made internally and were insignificant. NovaStar Financial and affiliates are requiring all market counterparties and vendors to document they have made all corrections.-

           NovaStar Financial and affiliates staff conducted “mock ” business as if it was in the year 2000 during the second quarter of 1999—the validation phase of NovaStar Financial’ s and affiliates’ year 2000 readiness efforts. During this phase, NovaStar Financial and affiliates tested all internally developed software.-

           NovaStar Financial and affiliates have contacted all significant outside market counterparties and vendors to obtain documentation regarding their process and status for assuring year 2000 compliance. Management has asked that each party adhere to the same FFIEC guidelines and to provide documents of progress during each phase. NovaStar Financial and affiliates have received written confirmation from Alltel Residential Lending Solutions, vendor of NovaStar Mortgage’s servicing system and Baan/CODA, vendor of NovaStar Financial’s and affiliates’ accounting system stating that the versions currently used are fully year 2000 compliant. The Baan/CODA accounting system was successfully tested internally for Year 2000 compliance.

           All internally developed software was designed to be year 2000 compliant. In addition, management has contacted its significant financial counterparty, First Union National Bank, who has completed their internal review of year 2000 compliance. NovaStar Financial and affiliates have received written confirmation that First Union National Bank is Year 2000 compliant.

           Management believes the greatest risk in regard to year 2000 compliance is the software and systems used to service its subprime mortgage loans. NovaStar Mortgage services the loans owned by NovaStar Financial. NovaStar Mortgage uses systems developed by Alltel for loan servicing. If these systems fail, NovaStar Mortgage will not be able to continue on a manual basis. In this worst case scenario, loans would not be serviced until the failed system could be remedied. If the loans go “unserviced” for an extended period of time—several weeks—the result could have a material adverse impact to NovaStar Financial and NovaStar Mortgage.-

           NovaStar Financial and affiliates are also at significant risk in the event the systems of financial institutions, on which NovaStar Financial and NovaStar Mortgage are relying for financing and cash management fail. In a worst case scenario, NovaStar Financial and NovaStar Mortgage may not be able to meet financial obligations during the period of failure - an unknown timeframe. The result could have a material adverse impact on NovaStar Financial and NovaStar Mortgage.

           NovaStar Financial and affiliates are exposed to smaller risks in the event other systems, including those developed internally, fail to perform beyond December 31, 1999. However, management believes functions, other than servicing, can be maintained on a manual basis should systems fail. Although processing and performance would be slow, risk of material adverse impact to NovaStar Financial and affiliates for these systems’ failure is expected to be minimal.-

           Management expects, through the completion of its year 2000 plan, the likelihood of a material business disruption is not significant. The major risks presented above involve year 2000 remediation efforts of third party vendors used by NovaStar Financial and NovaStar Mortgage. Based on the information provided, management believes these vendors will meet their obligation for resolution of year 2000 issues.-

            Management estimates it has incurred less than $75,000 in costs to date in carrying out its year 2000 compliance plan and estimates it will spend less than $100,000 in completing the plan. However, the costs could increase dramatically if management determines that any market counterparty will not be year 2000 compliant.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

           Loan Price volatility.     Under its current mode of operation, NovaStar Financial depends heavily on the market for wholesale subprime mortgage loans. To conserve capital, NovaStar Mortgage and NovaStar Capital may sell loans it originates. The financial results of NovaStar Financial will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility will be reduced as NovaStar Financial resumes acquisition and retention of its subprime mortgage loans.

           Interest rate risk.     Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial’s net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as our liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 1999, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of September 30, 1999, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “ 2 / 28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

           While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential could be significantly affected as the asset rate resets would “lag” borrowing rate resets. The converse can be true when sharp declines in short-term interest rates cause interest costs to fall faster than asset rate resets, thereby increasing earnings.-

           In its assessment of the interest sensitivity and as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. The risks are analyzed on both an income and market value basis.

            Table 32 is a summary of the analysis as of September 30, 1999 and December 31, 1998.

Table 32
Interest Rate Sensitivity-Income
September 30, 1999 and December 31, 1998

As of September 30, 1999	Basis Point Increase (Decrease) in Interest Rate(A)
	(100)	Base(B)	100
Income from:
Assets	$68,719	$71,435	$73,953
Liabilities	45,618	52,079	58,386
Interest rate agreements	(1,433)	(1,433)	221

Net spread income	$21,668	$17,923	$15,788

Cumulative change in income from base (B)	$ 3,745	—	$(2,135)
Percent change from base spread income (C)	20.9%	—	(11.9)%

Percent change of capital(D)	3.3%	—	(1.9)%

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated spread income, in dollars, from “base. ” “Base” is the estimated spread income at September 30, 1999.
(C)	Total change in estimated spread income, as a percent, from base.
(D)	Total change in estimated spread income as a percent of total stockholders’ equity at September 30, 1999.

	Basis Point Increase (Decrease) in Interest Rate(F)
As of December 31, 1998	(100)	Base(G)	100
Income from:
Assets	$80,507	$82,310	$83,966
Liabilities	47,546	55,259	63,233
Interest rate agreements	(2,244)	(2,244)	107

Net spread income	$30,717	$24,807	$20,840

Cumulative change in income from base (G)	$ 5,910	—	$ 3,967
Percent change from base spread income (H)	23.8%	—	(16.0)%

Percent change of capital(I)	6.77%	—	(4.54)%

(F)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(G)	Total change in estimated spread income, in dollars, from “base. ” “Base” is the estimated spread income at December 31, 1998.
(H)	Total change in estimated spread income, as a percent, from base.
(I)	Total change in estimated spread income as a percent of total stockholders’ equity at December 31, 1998.

Table 33
Interest Rate Sensitivity—Market Value
September 30, 1999 and December 31, 1998

	Basis Point Increase (Decrease) in Interest Rate(A)
As of September 30, 1999	(100)	Base(B)	100
Market values of:
Assets	$826,686	$818,438	$808,062
Liabilities	780,922	778,810	776,414
Interest rate agreements	378	1,725	5,232

Net market value	$ 46,142	$ 41,353	$ 36,878

Cumulative change in market value from base (B)	$ 4,789	—	$ (4,475)
Percent change of market value portfolio equity (C)	4.5%	$ —	(4.2)%

(A)	Market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated market value, in dollars, from “base. ” “Base” is the estimated market value at September 30, 1999.
(C)	Total change in estimated market value as a percent of market value portfolio equity at September 30, 1999.

	Basis Point Increase (Decrease) in Interest Rate(D)
As of December 31, 1998	(100)	Base(E)	100
Market values of:
Assets	$933,171	$919,955	$905,059
Liabilities	883,706	882,992	882,279
Interest rate agreements	271	1,194	3,969

Net market value	$ 49,736	$ 38,157	$ 26,749

Cumulative change in market value from base (E)	$ 11,579	—	$(11,408)
Percent change of market value portfolio equity (F)	12.4%	—	(12.2)%

(D)	Market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(E)	Total change in estimated market value, in dollars, from “base. ” “Base” is the estimated market value at December 31, 1998.
(F)	Total change in estimated market value as a percent of market value portfolio equity at December 31, 1998.

           Interest rate sensitivity analysis.     The values under the heading “Base” are management’s estimates of spread income and market value for assets, liabilities and interest rate agreements on September 30, 1999 and December 31, 1998. The values under the headings “100 ” and “(100)” are management’s estimates of the income and market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets from base, net of the change in income or market value of liabilities and interest rate agreements from base.

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

           Assumptions used in interest rate sensitivity analysis.     Management uses estimates in determining the income and market value of assets, liabilities and interest rate agreements. The estimation process is dependent upon a variety of assumptions, especially in determining the income and market value of its subprime mortgage loan holdings. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of September 30, 1999 and December 31, 1998.

           Management’s analysis for assessing interest rate sensitivity on its subprime mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

•	Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

•	Borrower credit grades

•	Loan-to-value ratios

•	Prepayment penalties, if any

           Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher the credit grade, the more incentive there is to refinance when credit ratings improve. When a borrower has a low loan-to-value ratio, he or she is more likely to do a “cash-out” refinance. Each of these factors presumably increases the chance for higher prepayment speeds during the term of the loan. On the other hand, prepayment penalties serve to mitigate the risk that loans will prepay, under the assumption that the penalty is a deterrent to refinancing.-

           These factors are weighted based on management’s experience and an evaluation of the important trends observed in the subprime mortgage origination industry. Actual results may differ from the estimates and assumptions used in the model and the projected results as shown in the above table.

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

           Although management evaluates the portfolio using interest rate increases and decreases greater than one percent, management focuses on the one percent increase. The investment policy for NovaStar Financial allows for no more than a 25 percent decrease in the spread income of the portfolio and for no more than a 10% decrease in the market value of the portfolio when interest rates rise or fall by one percent.

            Sensitivity as of September 30, 1999 and December 31, 1998.    As shown in the above table, if interest rates were to decrease one percent (-100 basis points), the spread income would increase by an estimated 3.3% and 6.8% as of September 30, 1999 and December 31, 1998, respectively. If interest rates rise by one percent (+100 basis points), the spread income would decrease by an estimated 1.9% and 4.5% as of September 30, 1999 and December 31, 1998, respectively. If interest rates were to decrease one percent, the market value of portfolio equity would increase by an estimated 4.5% and 12.4% as of September 30, 1999 and December 31, 1998, respectively. If interest rates rise by one percent, the market value of portfolio equity would decrease by an estimated 4.2% and 12.2% as of September 30, 1999 and December 31, 1998, respectively.

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

           Interest rate cap agreements are legal contracts between NovaStar Financial and a third party firm or “counter-party ”. The counter-party agrees to make payments to NovaStar Financial in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. NovaStar Financial either makes quarterly premium payments or has chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount, on which the interest is computed, and a set term to maturity. Should the reference LIBOR interest rate rise above the contractual strike rate, NovaStar Financial will earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

NOVASTAR FINANCIAL, INC.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.-

NOVASTAR FINANCIAL, INC.

DATE: November 12, 1999
/S / SCOTT F. HARTMAN

Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer
(Principal Executive Officer)

DATE: November 12, 1999
/S / RODNEY E. SCHWATKEN

Rodney E. Schwatken
Vice President, Controller and
Assistant Treasurer
(Principal Accounting Officer)