Form 10-K405
period 1999-12-31
NOVASTAR FINANCIAL INC
filed 2000-03-20
CIK 1025953

UNITSTATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	74-2830661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 W. 47th Place, Suite 105, Westwood, KS	66205
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (913) 362-1090

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 2000 was approximately $18,493,540 as reported by the New York Stock Exchange Composite Transactions on such date.

The number of shares of the Registrant's Common Stock outstanding on March 16, 2000 was 7,245,932.

Documents incorporated by reference

Items 10, 11, 12, and 13 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 1999.

NOVASTAR FINANCIAL, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 1999

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

PART III

Item 10.	Directors and Executive officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

Item 1. Business

Overview

NovaStar Financial, Inc. is a Maryland corporation formed on September 13, 1996 as an investor in mortgage assets, with a focus on non-conforming mortgage loans. NovaStar Financial's mortgage assets have primarily come from the wholesale origination of single-family non-conforming loans of Novastar Mortgage, Inc., a subsidiary of NovaStar Financial's affiliate, NFI Holding Corporation.

Management believes the tax-advantaged structure of a real estate investment trust (REIT) maximizes the after-tax returns from mortgage assets. NovaStar Financial must meet numerous rules established by the Internal Revenue Service to retain its status as a REIT. In summary, they require NovaStar to:

  Restrict its investing to certain real estate related assets,
  Avoid certain investment trading and hedging activities, and
  Distribute virtually all taxable income to stockholders.

  As long as NovaStar maintains its REIT status, distributions to stockholders will generally be deductible for income tax purposes. This deduction effectively eliminates corporate level income taxes. Management believes it has and will continue to meet the requirements to maintain its REIT status.

  1999 in Review

  Throughout 1999, NovaStar Financial operated principally as a seller of whole loans through NFI Holding, a taxable subsidiary of NovaStar Financial. During 1999, NFI Holding sold mortgage loans aggregating $390.8 million to unrelated third parties for cash, recognizing net gains of $10.2 million, an average price to par of 104.1. Also, included in NFI Holding's net gain on sales of mortgage assets for the year ended December 31, 1999, is a $1.6 million gain recognized in NovaStar Mortgage's first securitization transaction. This securitization was treated as a sale for accounting and tax purposes.

  During the third quarter of 1999, NovaStar Financial and NFI Holding subsidiaries released Internet Underwriter, or "IU ", a web-based automated underwriting system used by selected customers for non-conforming residential mortgage loans. IU serves to provide customers with the ability to obtain underwriting approval and a loan purchase commitment in a manner of minutes.

  During December 1999, Management and the Board authorized the purchase of up to $5 million of outstanding shares of NovaStar Financial common stock. Under this stock repurchase plan, NovaStar Financial repurchased 673,400 shares through December 31, 1999 and an additional 217,300 shares through March 16, 2000.

  During December 1999, agreements on the following borrowing facilities were renewed or executed:

    First Union National Bank extended the maturity of NovaStar Financial's $250 million in warehouse and repurchase facilities through June 2000.

    First Union provided a $25 million, two-year, committed residual interests borrowing facility.
    NovaStar Financial and NovaStar Mortgage entered into a $50 million, one-year committed warehouse line of credit with GMAC/Residential Funding Corporation.

  As of December 31, 1999, combined lending arrangements total $325 million. Cash and availability under committed facilities was more than $50 million.

  During the year ended December 31, 1999, NovaStar Financial recorded a net loss of $7.1 million, $1.08 per diluted share, principally as a result of increased provisions for credit losses that aggregated $22.1 million in 1999. Due to accelerating loan charge-offs ($14.5 million during 1999), management increased the level of the allowance for credit losses. NovaStar Financial's and NFI Holding affiliates' combined allowance for loan losses as of December 31, 1999 was $11.1 million, an increase of $7.5 million over the December 31, 1998 allowance. NovaStar Financial's operating results are discussed further under "Management's Discussion and Analysis of Financial Condition and Results of Operations " of this annual report.

  The Organization Structure of NovaStar Financial and Principal Affiliates

  Scott Hartman and Lance Anderson own 100% of the voting common stock of NFI Holding Corporation. NFI Holding was initially capitalized through the purchase of $20,000 in common stock by Scott Hartman and Lance Anderson and the purchase of non-voting preferred stock by NovaStar Financial in the amount of $1,980,000. Additional capital was contributed to NFI Holding in 1999 (NovaStar Financial, $6,930,000; Scott Hartman and Lance Anderson, $70,000) and 1998 (NovaStar Financial, $990,000; Scott Hartman and Lance Anderson $10,000). Mr. Hartman and Mr. Anderson receive 1% of the economic benefits derived from dividends and distributions of NFI Holding as a result of their common stock ownership. NovaStar Financial receives 99% of the economic benefits of NFI Holding as a result of its preferred stock ownership. Accordingly, NovaStar Financial indirectly receives 99% of the economic benefits of NovaStar Mortgage by virtue of its ownership interest in NFI Holding. In addition, Mr. Hartman and Mr. Anderson serve as the sole directors of both NFI Holding and NovaStar Mortgage.

  Recently adopted legislation will allow REITs to own directly all of the stock of taxable subsidiaries beginning in the tax year 2001. At present, REITs are generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT's assets. Accordingly, NFI will have to acquire all of the common stock of NFI Holding from Scott Hartman and Lance Anderson during January 2001. This federal tax legislation change is discussed further under "Federal Income Tax Consequences" of this annual report.

    Through contracts with NovaStar Financial, NovaStar Mortgage has agreed to:
    Service NovaStar Financial's mortgage loan portfolio,
    Pay interest on amounts borrowed from NovaStar Financial,
    Pay guaranty fees on loans sold by NovaStar Financial in which NovaStar Financial has guaranteed the performance of NovaStar Mortgage, and
    Provide certain administrative services to NovaStar Financial.

  Without voting control of NovaStar Mortgage, there can be no assurance that these contracts, which are subject to renewal, will continue indefinitely. In addition, while Messrs. Hartman and Anderson have entered into an agreement with shareholders, which contains certain management and control provisions and restrictions on the transfer of NFI Holding common stock, there can be no assurance that the agreement will be enforced in a timely manner against the individuals, their heirs or representatives.

  Organizational Structure

  [Chart Appears Here]

  Mortgage Lending

  NovaStar Financial invests in non-conforming residential mortgage loans. A primary source of NovaStar Financial's assets have been the loans originated by NovaStar Mortgage, which shares common management with NovaStar Financial. NovaStar Mortgage lends to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but generally have substantial equity in their homes. Often, these are individuals or families who have built high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their total monthly payments.

  The sales force of NovaStar Mortgage, which includes 47 account executives covering 45 states, develops and maintains relationships with a network of independent retail brokers. In 1997 and in much of 1998, NovaStar Financial financed and acquired the mortgage loans originated by NovaStar Mortgage. During 1999, NovaStar Mortgage operated as a seller of whole loans to independent third parties. Two primary avenues were used for selling mortgage loans: 1)Directly to independent, third parties for cash and 2) through securitization transactions that are treated for tax and accounting purposes as loan sales. Through these channels, NovaStar Mortgage sold $555.5 million loans netting gains of $11.8 million. NovaStar Mortgage's loan sales have generated profits and capital for NovaStar Financial in 1999 as profits earned by NovaStar Mortgage are shared through NovaStar Financial's indirect equity ownership.

  On a short-term basis, NovaStar Mortgage has warehouse facilities available to finance mortgage loans with First Union National Bank and GMAC/RFC in which NovaStar Financial and NovaStar Mortgage are co-borrowers. NovaStar Mortgage also finances loans through a repurchase facility at First Union. In addition, NovaStar Financial and NovaStar Mortgage have access to facilities secured by residual interests in asset-back bonds. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the consolidated financial statements.

  For long-term financing, NovaStar Financial securitizes its loans by issuing collateralized mortgage obligations, commonly called CMOs. CMOs are debt arrangements whereby the investor in the CMO is paid based on the performance of the mortgage loans collateralizing the debt. As borrowers repay principal and pay interest on their mortgages, the funds are segregated to repay the investors in the CMO. Although these CMOs are non-recourse debt, NovaStar Financial retains the credit, prepayment and interest rate risks associated with the loans.

  Prior to 1999, CMO transactions executed by NovaStar Financial were designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on NovaStar Financial's balance sheet, and no gain is recorded. Securitization transactions may also be structured as sales for accounting and tax purposes. NovaStar Mortgage completed this type of securitization in January of 1999. Details regarding CMOs issued by NovaStar Financial and the securitization transaction issued by NovaStar Mortgage can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 4 to NovaStar Financial's consolidated financial statements.

  Underwriting

  NovaStar Mortgage employs account executives that develop relationships with retail brokers and strive to provide a competitive menu of mortgage loan products. NovaStar Mortgage underwrites, processes, funds and services the mortgage loans sourced through its broker network.

  In the latter part of 1998, constraints on liquidity and concerns about non-conforming lending risk decreased investor appetite for such mortgage loans. In response, NovaStar Mortgage modified its underwriting guidelines to reflect the changing environment. NovaStar Mortgage focused on originating loans that were marketable in the current business environment. In addition, NovaStar Mortgage has emphasized reducing broker premiums, thereby reducing all-in loan costs.

  Further details regarding the loans originated by NovaStar Mortgage and other NFI Holding affiliates are discussed under the "NFI Holding" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Loan Servicing

  Loan servicing remains a critical part of NovaStar Financial and NovaStar Mortgage's business operation. In the opinion of management, maintaining contact with NovaStar Financial and NovaStar Mortgage's borrowers is critical in managing credit risk and in borrower retention. Non-conforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing its own loans, NovaStar Financial and NovaStar Mortgage strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be able to improve their personal credit and thereby seek to refinance their loan to obtain a lower interest rate and payment. By keeping in close touch with borrowers, NovaStar Financial can provide them with information about company products to entice them to refinance with NovaStar Financial. Common sense underwriting and thorough quality control reviews also control exposure to credit risk. During 1998, NovaStar utilized lender-paid mortgage insurance coverage to further manage the credit risk on mortgage loans.

  Market in Which NovaStar Operates and Competition

  NovaStar Financial and NovaStar Mortgage face intense competition in the business of originating, purchasing, selling and securitizing non-conforming and subprime mortgage loans. The number of market participants is believed to be well in excess of 100 companies and no single participant holds a dominant share of the subprime market. In addition to other residential mortgage REITs, NovaStar Financial is in competition for non-conforming and subprime borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions and thrift institutions. NovaStar Financial also competes for holding mortgage loans with life insurance companies, institutional investors and other well-capitalized publicly owned mortgage lenders. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than NovaStar Financial.

  In the November 15, 1999 issue of National Mortgage News, competitors in the top 40 of third quarter 1999 subprime mortgage loan originations ranged from $3.3 billion to $148 million. NovaStar Mortgage's mortgage loan origination volume for the third quarter 1999 was $125 million. Based on market capitalization, as published in National Mortgage News on November 15, 1999, NovaStar Financial ranked number 14 of 22 publicly traded subprime lenders. Management's research of the asset size of these companies indicates NovaStar Financial ranks number 10 of 22.

  Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates. To the extent any competitor significantly expands their activities in the non-conforming and subprime market, NovaStar Financial could be materially adversely affected.

  NovaStar Financial believes that one of its key competitive strengths is its employees and the level of service they are able to provide its borrowers. By servicing its loan portfolio directly, NovaStar Financial is able to stay in close contact with its borrowers and identify potential problems early. NovaStar Mortgage's servicing staff is comprised of seasoned mortgage professionals with significant experience in the sub-prime marketplace. NovaStar Mortgage ranked number 38 of 40 subprime servicers based on dollar volume of loans serviced as of September 30, 1999 as detailed in a National Mortgage News survey published November 15,1999.

  In addition, regulated mortgage lenders, such as savings and loans and banks, are subject to regulatory review and must pay for the costs incurred by the regulator in their examinations. Novastar Financial incurs no such regulation fees or costs and is, therefore, competitively advantaged.

  NovaStar Financial effectively competes due to its:

  · experienced management team;
  · tax advantaged status as a REIT;
  · vertical integration through its relationship with NovaStar Mortgage, which originates and services mortgage loans;
  · freedom from certain regulatory-related administrative and oversight costs;

    access to capital markets to securitize its assets

  Risk Management

  Management recognizes the following primary risks associated with the business and industry in which it operates.

    Credit
    Prepayment
    Liquidity
    Interest Rate/Market

  Credit Risk

  Credit risk is the risk that NovaStar Financial will not fully collect the principal it has invested in mortgage loans or securities. Non-conforming mortgage loans comprise 99% of NovaStar Financial's mortgage assets portfolio as of December 31, 1999, compared with 100% as of December 31, 1998. NovaStar Financial's non-conforming borrowers include individuals who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have substantial equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and reduce the amount of money it takes to service their monthly debt obligations.

  NovaStar Mortgage's underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.

  NovaStar Mortgage employs an experienced underwriting staff who works under the supervision of the Chief Credit Officer. Underwriters are given approval authority only after their work has been reviewed for a period of at least two weeks. Thereafter, the Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All loans in excess of $350,000 currently require the approval of an underwriting supervisor. Loans in excess of $500,000 must be approved by the Chief Credit Officer or President of NovaStar Mortgage.

  The underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether that payment was 30, 60 or 90 days past due. Delinquency on consumer/revolving debt is also considered. Discharged bankruptcy filings are allowed under all credit ratings, however, to obtain an "A" or "B" grade, the borrower must have at least a one-year seasoning on a discharged Chapter 13 filing and two years for a Chapter 7 filing. The credit grade that is assigned to the borrower is a reflection of their historical credit and the loan-to-value determined by the amount of documentation the borrower can produce to support income. Maximum loan-to-value ratios for each credit grade depend on the level of income documentation provided by the potential borrower. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

  A key addition to NovaStar Mortgage's underwriting process in 1999 was the introduction of IU during the third quarter. IU provides more consistency in underwriting loans that meet NovaStar Mortgage's guidelines and allows underwriting personnel to focus more of their time on loans that are not initially accepted by the IU system.

  Table 1 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" sets forth NovaStar Financial's mortgage loan portfolio by credit grade as of December 31, 1999 and 1998, all of which are non-conforming.

  Close attention is paid to geographic diversification in managing NovaStar Financial's credit risk. Management believes one of the best tools for managing credit risk is to diversify the markets in which NovaStar Mortgage originates and NovaStar Financial purchases mortgage loans. Management has established a diversification policy to be followed in managing this credit risk which states that no one market can represent a percentage of the total unpaid principal of mortgage loans higher than twice that market's percentage of the total national market share. Presented in Tables 3 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report is a breakdown of NovaStar Financial's geographic diversification as of December 31, 1999 and 1998. Detail regarding loan delinquencies and loans charged off during 1999 are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Provisions for Credit Losses".

  Prepayment Risk

  A significant portion of mortgage assets are acquired at a premium. When mortgage loans are originated, a premium of half a percent to one percent is generally paid to the retail brokers. Premiums are amortized over the life of the asset as an adjustment of the coupon received. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which premiums are amortized. The shorter this period the lower the overall yield on the mortgage asset.

  Management attempts to mitigate prepayment risk by acquiring loans that are originated with a penalty if the borrower repays the loan in the early months of the loan's life. For the majority of its loans, a prepayment penalty is charged equal to 80% of six months interest on the principal balance that is to be paid in full. Table 4 of "Management's Discussion and Analysis of Financial Condition and Results of Operations " is a summary of the loans originated by NovaStar Mortgage demonstrating the nature of prepayment penalties. As of December 31, 1999, 58% of all loans owned by NovaStar Financial had a prepayment penalty compared with 70% at December 31, 1998. The decline in NovaStar Financial's percent of loans with prepayment penalty is due to seasoning of the portfolio and prepayment penalty windows expiring. The remaining weighted-average years to which the prepayment period applies was 1.0 at December 31, 1999 compared with 1.5 at December 31, 1998. In addition, the percent of loans NovaStar Mortgage originated with prepayment penalties increased from 74% during 1998 to 90% in 1999. Table 5 of "Management's Discussion and Analysis of Financial Condition and Results of Operations " detail prepayment speeds as of December 31, 1999 and 1998.

  Liquidity Risk

  See the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of liquidity risks and resources available to NovaStar Financial.

  Interest Rate/Market Risk

    The investment policy for NovaStar Financial sets the following general goals:

  (1) Maintain the net interest margin between assets and liabilities, and

  (2) Diminish the effect of changes in interest rate levels on the market value of NovaStar Financial.

  Loan Price Volatility. Under its current mode of operation, NovaStar Financial depends heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, NovaStar Mortgage may sell loans it originates. The financial results of NovaStar Financial will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility will be reduced as NovaStar Financial resumes acquisition and retention of mortgage loans.

  Interest Rate Risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial's net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 1999, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of December 31, 1999, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the "2/28" loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

  While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential could be significantly affected as the asset rate resets would lag the borrowing rate resets. The converse can be true when sharp declines in short-term interest rates cause interest costs to fall faster than asset rate resets, thereby increasing earnings.

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

  The following are summaries of the analysis as of December 31, 1999 and 1998.

  Interest Rate Sensitivity-Income

  December 31, 1999 and 1998

	Basis Point Increase (Decrease) in Interest Rate(A)
As of December 31, 1999	(100)	Base	100
Income from:
Assets	$61,610	$64,419	$66,954
Liabilities (B)	42,173	47,803	53,442
Interest rate agreements	(1,379)	(1,379)	1,122

Net spread income	$18,058	$15,237	$14,634

Cumulative change in income from base (C)	$2,821	—	$ (603)

Percent change from base spread income (D)	18.5%	—	(4.0)%

Percent change of capital(E)	2.8%	—	(0.6)%

As of December 31, 1998
Income from:
Assets	$80,507	$82,310	$83,966
Liabilities (B)	50,146	57,859	65,833
Interest rate agreements	(2,244)	(2,244)	107

Net spread income	$28,117	$22,207	$18,240

Cumulative change in income from base (C)	$ 5,910	—	$(3,967)

Percent change from base spread income (D)	23.8%	—	(16.0)%

Percent change of capital(E)	6.8%	—	(4.5)%

  (A) Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.

  (B) Includes deal expenses, loan premium amortization, mortgage insurance premiums and provisions for credit losses.

  (C) Total change in estimated spread income, in dollars, from "base." "Base" is the estimated spread income as of December 31.

  (D) Total change in estimated spread income, as a percent, from base.

  (E) Total change in estimated spread income as a percent of total stockholders' equity as of December 31.

  Interest Rate Sensitivity-Market Value
  December 31, 1999 and 1998

	Basis Point Increase (Decrease) in Interest Rate(A)
As of December 31, 1999	(100)	100
Change in market values of:
Assets	$9,112	$(11,340)
Liabilities	(2,068)	2,376
Interest rate agreements	(2,809)	4,723

Cumulative change in market value	$4,235	$(4,241)

Percent change of market value portfolio equity (B)	3.5%	(3.6)%

As of December 31, 1998
Change in market values of:
Assets	$13,216	$(14,896)
Liabilities	(714)	713
Interest rate agreements	(923)	2,775

Cumulative change in market value from base	$11,579	$(11,408)

Percent change of market value portfolio equity (B)	12.4%	(12.2)%

  (A) Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
  (B) Total change in estimated market value as a percent of market value portfolio equity as of December 31.

  Interest Rate Sensitivity Analysis. The values under the heading "Base" are management's estimates of spread income for assets, liabilities and interest rate agreements on December 31, 1999 and December 31, 1998. The values under the headings "100" and "(100)" are management's estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

  The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift, up or down, in interest rates would result in 25 percent or more cumulative decrease in income from base, or a 10% cumulative decrease in market value from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. The Board of Directors reviews and approves NovaStar Financial's interest sensitivity and hedged position quarterly. Although management evaluates the portfolio using interest rate increases and decreases greater than one percent, management focuses on the one percent increase.

  Assumptions Used in Interest Rate Sensitivity Analysis. Management uses estimates in determining the income and market value of assets, liabilities and interest rate agreements. The estimation process is dependent upon a variety of assumptions, especially in determining the income and market value of its mortgage loan holdings. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of December 31, 1999 and 1998.

  Management's analysis for assessing interest rate sensitivity on its mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

    Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

    Borrower credit grades

    Loan-to-value ratios

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

  These factors are weighted based on management's experience and an evaluation of the important trends observed in the non-conforming mortgage origination industry. Actual results may differ from the estimates and assumptions used in the model and the projected results as shown in the sensitivity analyses.

  NovaStar Financial's projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial's loans shown in Table 5 are weighted average speeds of all loans in each deal.

  As shown in Table 5, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long term prepayment rates used in the interest rate sensitivity analysis. However, this table also indicates that as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

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

  NovaStar Financial uses interest rate cap contracts to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in the best interest of NovaStar Financial, given the cost of hedging transactions and the need to maintain REIT status.

  NovaStar Financial seeks to build a balance sheet and undertake an interest rate risk management program that is likely, in management's view, to enable NovaStar Financial to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

  Interest rate cap agreements are legal contracts between NovaStar Financial and a third party firm or "counter-party ". The counter-party agrees to make payments to NovaStar Financial in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. NovaStar Financial either makes quarterly premium payments or has chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount, on which the interest is computed, and a set term to maturity. Should the referenced LIBOR interest rate rise above the contractual strike rate, NovaStar Financial will earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

  Other Risk Factors

  Although NovaStar Financial's management considers the above risk components to be its primary business risks, the following are other risks that should be considered by NovaStar Financial's investors. Further information regarding these risks is included in NovaStar Financial's registration statements filed with the Commission on Form S-11.

    NovaStar's dependence upon borrowings can result in significant liquidity constraints. NovaStar Financial's profitability is dependent upon its ability to borrow money on favorable terms. In October 1998, the capital markets faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. NovaStar faced significant liquidity constraints.

    NovaStar Financial has a limited operating history and significant net losses. NovaStar Financial has not yet developed an extensive earnings history or experienced a wide variety of interest rate or market conditions. Historical operating performance may be of limited relevance in predicting future performance. NovaStar Financial incurred significant net losses in 1999 and 1998.

    Forgivable notes may adversely affect results of operations. In NovaStar's initial private placement of preferred stock, Messrs. Hartman and Anderson each acquired units paid for with promissory notes. Principal due on the notes will be forgiven if return to private placement investors meets certain benchmarks. The non-cash charge against earnings that results from the forgiveness of the notes could have a material adverse effect on its results of operations and dividends paid to stockholders during periods forgiven.

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

    Intense competition in the non-conforming mortgage industry may result in reduced net income or in revised underwriting standards which would adversely affect operations. NovaStar faces intense competition, primarily from commercial banks, savings and loans, other independent mortgage lenders, and certain other mortgage REITs. Any increase in the competition among lenders to originate or purchase non-conforming mortgage loans may result in either reduced interest income on mortgage loans compared to present levels or revised underwriting standards permitting higher loan-to-value ratios on properties securing non-conforming mortgage loans.

    Current loan performance data may not be indicative of future results. Management uses estimates and assumptions based on actual experience with the mortgage loans. Actual results and the time of certain events could differ materially from those projected, due to factors including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, and fluctuations in losses due to defaults on mortgage loans. These fluctuations could rise to levels that would adversely affect profitability.

    Failure to renew or obtain adequate funding under warehouse facilities and repurchase agreements may materially adversely impact NovaStar Mortgage's lending operations. NovaStar Financial and NovaStar Mortgage are currently dependent upon two lenders to provide the primary credit facilities for its funding of mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements could have a material adverse effect on its lending operations.

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

    NovaStar Financial faces loss exposure due to the underlying real estate. A substantial portion of its mortgage assets consists of single family mortgage loans or mortgage securities evidencing interests in single family mortgage loans. NovaStar Financial will be subject to the risk of loss on mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

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

  Federal Income Tax Consequences

  General. NovaStar Financial believes it has complied, and intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code ("the Code "). To the extent that NovaStar qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, origination operations are conducted through NovaStar Mortgage, which is not a qualified REIT subsidiary. Consequently, all of the taxable income of NovaStar Mortgage is subject to federal and state income taxes.

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

  Failure to satisfy certain Code requirements could cause loss of REIT status. If NovaStar failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While NovaStar intends to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized. Loss of REIT status by NovaStar Financial would reduce the amount of any distributions by taxes due from NovaStar Financial, but the character of such distributions for tax purposes should be unaffected.

  NovaStar Financial's Qualification as a REIT. Qualification as a REIT requires that NovaStar Financial satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below. NovaStar Financial will make available more detailed information regarding its compliance with the REIT rules upon request.

  Sources of Income. NovaStar Financial must satisfy two tests with respect to the sources of its income: the 75% income test, and the 95% income test. The 75% income test requires that NovaStar derive at least 75% of its gross income, excluding gross income from prohibited transactions, from certain real estate-related sources. Management believes that NovaStar Financial's income qualified for both of the income tests in 1999.

  In order to satisfy the 95% income test, at least an additional 20% of NovaStar Financial's gross income for the taxable year must consist either of income that qualifies under the 75% income test or dividends and interest.

  Nature and Diversification of Assets. As of the last day of each calendar quarter, NovaStar Financial must meet three asset tests. Under the 75% of assets test, at least 75% of the value of NovaStar Financial's total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the 10% asset test, NovaStar Financial may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, if these securities do not qualify under the 75% asset test. Under the 5% asset test, ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of NovaStar Financial's total assets. The definition of security for this purpose includes financial contracts and instruments that NovaStar Financial acquires in the normal course of business.

  If NovaStar Financial inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status. NovaStar Financial still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose. Management believes that NovaStar Financial complied with the asset tests for all quarters in 1999.

  Ownership of Common Stock. The capital stock of NovaStar Financial must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of the capital stock of NovaStar Financial may be owned directly or indirectly by 5 or fewer individuals. NovaStar Financial uses the calendar year as its taxable year for income tax purposes. The Code requires NovaStar Financial to send its annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests. Management believes that NovaStar Financial complied with these stock ownership tests in 1999.

  Distributions. NovaStar Financial generally must distribute to its shareholders an amount equal to at least 95% of the sum of its taxable income and any after-tax net income from certain types of foreclosure property minus any excess non-cash income. The Code provides that distributions relating to a particular year may be made early in the following year, under certain circumstances. NovaStar Financial expects to make distributions equal to 100% of its taxable income to avoid corporate level taxation. No distributions are required in periods in which there is no income.

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

  Recent and Proposed Tax Legislation. Recently adopted legislation, H.R. 1180, contains several provisions affecting REITs. After the effective date of the bill, December 31, 2000 (i.e., beginning with the 2001 tax year), REITs will be able to own directly all of the stock of taxable subsidiaries. At present, REITs are generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT's assets. Existing taxable subsidiaries will have to be converted to qualified taxable REIT subsidiaries after December 31, 2000, unless the existing taxable subsidiary has been in place since July 12, 1999 and there has been no material change in the taxable subsidiary's assets or business since that time. In addition, a REIT will be subject to a 100% penalty tax equal to any rents or charges that the REIT imposed on the taxable subsidiary in excess of the arm's length price for comparable services. NovaStar Financial expects to acquire all of the common stock of NFI Holding from Scott Hartman and Lance Anderson during January 2001.

  The minimum dividend distributions of a REIT will have to equal 90% of taxable income, down from 95% of taxable income under current law. This provision will also first be effective beginning with the 2001 tax year. Under this provision, NovaStar Financial will be able to retain a greater percentage of its after-tax earnings if desired.

  Both of the foregoing provisions offer somewhat more flexibility for the management and operation of a REIT, and should not present risks for NovaStar Financial and its shareholders.

  In its year 2001 budget the Clinton Administration has included a proposal that would increase the amount of a REIT's taxable income that must be distributed during the year in order to avoid imposition of the 4% excise tax from the current 85% to 98%. The Administration also proposed a provision that would bar an entity from electing REIT status if 50% or more of its stock were owned by another corporation. Management does not believe that these proposals will have a material effect on the Company's business and operations.

  Personnel

  As of December 31, 1999, NovaStar Financial employed 11 people and NovaStar Mortgage employed 197 people.

  Item 2. Properties

  The executive and administrative offices of NovaStar Financial and NovaStar Mortgage are located in Westwood, Kansas, and consist of approximately 11,000 square feet. The lease agreements on the premises expire December 2002 and December 2004. The current annual rent for these offices is approximately $228,000.

  NovaStar Mortgage leases space for its mortgage lending operations in Orange County, California. Currently, these offices consist of approximately 16,000 square feet. The lease on the premise expires January 2004, and the current annual rent is approximately $414,000.

  NovaStar Mortgage also leases space for its mortgage servicing operation in Westwood, Kansas. The square footage on these premises is approximately 24,000, with annual rent of approximately $260,000, and a lease scheduled to expire in January 2005.

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

Common Stock Prices			Cash Dividends (A)

	High	Low	Class	Date Declared	Date Paid or Payable	Amount Per Share
1/1/98 to 3/31/98	21 1/8	15 15/16	Common Stock	12/19/97	1/27/98	0.10
4/1/98 to 6/30/98	21	16 3/8	Common Stock	3/25/98	4/14/98	0.30
7/1/98 to 9/30/98	17 13/16	11 3/8	Common Stock	6/23/98	7/14/98	0.35
10/1/98 to 12/31/98	12 7/8	3	Common Stock	9/22/98	4/15/99	0.35
1/1/99 to 3/31/99	7 1/4	5 5/8	Preferred Stock (B)	4/21/99	5/10/99	0.12
4/1/99 to 6/30/99	7 1/16	5 5/8	Preferred Stock	7/21/99	8/10/99	0.12
7/1/99 to 9/30/99	6 1/2	3 1/8	Preferred Stock	10/20/99	11/10/99	0.12
10/1/99 to 12/31/99	3 3/4	2 5/8	Preferred Stock	12/21/99	1/10/00	0.12

  (A) NovaStar Financial did not declare dividends on its common stock in 1999.
  (B) NovaStar Financial issued the class B 7% convertible preferred stock in March 1999.

  As of March 16, 2000, over 2,000 stockholders held NovaStar Financial's 7,245,932 shares of common stock as provided by third party broker search and transfer agent reports.

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

  Recent Sales of Securities

  Recent sales of unregistered securities. NovaStar Financial has no reportable unregistered securities.

  Use of Proceeds on Registered Securities. NovaStar Financial will receive no proceeds from the sale of the following securities registered with the Securities and Exchange Commission on April 29, 1999 by selling securityholders:

    $6.9375 warrants issued to First Union National Bank in February 1999 expiring February 12, 2002.
    $4.5625 GMAC/RFC guaranty warrants and $11.62 tag along warrants issued in March 1999 expiring October 13, 2003 and February 3, 2001, respectively.
    Class B 7% cumulative convertible preferred stock issued in March of 1999

  NovaStar Financial will receive the net proceeds from the sale, if any, of common stock underlying the warrants. Net proceeds from the sale of the underlying common stock will be used to purchase mortgage assets and for working capital and general corporate purposes.

  Item 6. Selected Consolidated Financial and Other Data

  The following selected consolidated financial data are derived from the audited consolidated financial statements of NovaStar Financial for the periods presented and should be read in conjunction with the more detailed information therein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. Operating results are not necessarily indicative of future performance.

  Selected Consolidated Financial and Other Data
  (dollars in thousands, except per share amounts)

	For the Year Ended December 31,			For the Period Ended December 31,
	1999	1998	1997	1996
Consolidated Statement of Operations Data
Interest income	$66,713	$100,747	$ 36,961	$155
Interest expense	46,758	80,794	28,185	—
Net interest income	19,955	19,953	8,776
Provision for credit losses	22,078	7,430	2,453	155
Equity in net income (loss)–NFI Holding Corporation	88	(2,984)	28	—
Gain (loss) on sales of mortgage assets	351	(14,962)	51	—
General and administrative expenses	3,735	7,062	7,101	457
Net loss	(7,092)	(21,821)	(1,135)	(302)
Basic and diluted loss per share (A)	(1.08)	(2.71)	(0.26)	(0.08)

	As of December 31,
	1999	1998	1997	1996
Consolidated Balance Sheet Data
Mortgage Assets:
Mortgage loans	$ 620,406	$ 945,798	$ 589,318	$ —
Mortgage securities	6,775	—	517,246	13,239
Total assets	690,510	997,754	1,126,252	59,811
Borrowings	586,868	909,944	1,005,560	—
Stockholders' equity	101,314	82,808	116,489	46,380

	As of or for the Year Ended December 31,			As of or for the Period Ended December 31,
Other Data:
Loans originated by NFI Holding Corporation:
Principal at purchase	$452,554	$878,871	$ 409,974	$ —
Average principal balance per loan	$101	$94	130	—
Weighted average interest rate:
Adjustable rate mortgage loans	9.9%	10.0%	10.1%	—
Fixed rate mortgage loans	10.0%	9.9%	—	—
Loans with prepayment penalties	90%	74%	73%	—
Weighted average prepayment period (in years)	2.5	2.4	2.4	—
Annualized return on assets	(0.83)%	(1.66)%	(0.01)%	(0.50)%
Annualized return on equity	(6.71)%	(20.71)%	(0.06)%	(0.65)%
Taxable income (loss)	$ —	$(2,628)	$1,434	$ (173)
Taxable income (loss) per share	$ —	$(0.32)	$0.18	$(0.05)
Dividends declared per common share	—	$1.00	$0.28	—
Dividends declared per preferred share	$0.37	—	$0.18	—
Number of account executives	47	63	36	—

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

  Safe Harbor Statement

  "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Certain matters discussed in this annual report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in this annual report. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the "Risk Management" section of this annual report.

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

  NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc. and NovaStar Capital are wholly owned subsidiaries of NFI Holding. The business of NovaStar Mortgage is discussed in "Description of Business — Business of NovaStar Mortgage." NovaStar Capital was formed to focus on acquiring non-conforming residential mortgage loans from banks, thrifts and credit unions. In February 2000, NovaStar Capital discontinued operations.

  A significant component of the financial results of NovaStar Financial are derived from the operations of NovaStar Mortgage, Inc. Key officers of NovaStar Financial also serve as officers of NFI Holding, NovaStar Mortgage and NovaStar Capital, Inc. The founders are the only members of the Board of Directors of NFI Holding, NovaStar Mortgage and NovaStar Capital. NovaStar Home Mortgage, Inc. was created in May of 1999 to provide administrative services to a select group of brokers. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II and NovaStar REMIC Financing Corporation. Both of these special purpose entities were created in January 1999 for the issuance of interests in real estate mortgage investment conduits commonly known as REMICs. NovaStar Financial accounts for its investment in NFI Holding using the equity method, meaning the operations of NFI Holding are not consolidated with NovaStar Financial.

  Recent Developments

  Servicing. On October 20, 1999, NovaStar Mortgage was notified that its servicing department had received an "Above Average" Residential Servicer rating from Standard & Poors. An "Above Average" rating signifies a high degree of efficiency and competency in managing portfolios. In addition, Standard & Poors approved NovaStar Mortgage as a designated "Special Servicer ".

  Lending Agreements. NovaStar Financial executed several new lending arrangements during December 1999. The Company renewed its backup liquidity line with First Union secured by residual interests in securitized loans. The facility was increased from $20 million to $25 million and renewed for a committed two-year period through December 2001. Two committed warehouse facilities aggregating $250 million with First Union National Bank were renewed through June 1, 2000. In addition, NovaStar Financial entered into a $50 million committed warehouse financing arrangement with GMAC/Residential Funding Corporation (GMAC/RFC). This new facility has a one-year maturity with terms and conditions similar to that of the First Union warehouse line.

  Federal Tax Legislation. Recently adopted legislation will allow REITs to own directly all of the stock of taxable subsidiaries beginning in the tax year 2001. At present, REITs are generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT's assets. Accordingly, NovaStar Financial expects to acquire all of the common stock of NFI Holding Corporation from Scott Hartman and Lance Anderson in January 2001.

  Also, effective beginning with the 2001 tax year, the minimum dividend distributions of a REIT will have to equal 90% of taxable income, down from 95% of taxable income under current law. This provision will also first be effective beginning with the 2001 tax year. These and other federal tax legislation changes and proposals are discussed further in NovaStar Financial's Annual Report on Form 10K under "Federal Income Tax Consequences".

  Description of Business

  Business of NovaStar Financial:

    Founded in 1996 as a specialty finance lender to invest in mortgage assets;

    Assets have primarily come from the wholesale origination of nonconforming, single-family, residential mortgage loans of its affiliate, NovaStar Mortgage;

    Operates as a long-term portfolio investor;

    Loans are financed on a short-term basis through various warehouse facilities. Long-term financing is provided through securitization where asset-backed bonds are issued in financing-structured transactions;

    Earnings are generated from spread income on the mortgage loan portfolio and indirectly by gains associated with the sale of loans to outside parties or through securitization transactions of NovaStar Mortgage.

  Business of NovaStar Mortgage:

    Primary customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage's account executives work with more than 2,000 brokers to solicit loans.

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

    Loans are held for sale—either to affiliates, third parties for cash or in securitization transactions treated as sales.

  Notes Receivable from Founders

  The founders of NovaStar Financial purchased 216,666 units in the Company's 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes is divided into three equal parts, called "tranches", and is forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal year NovaStar Financial generates a return of 15% to investors in the private placement. All three tranches will be forgiven if a return of 100% is generated within five years.

  During the period from the closing of the private placement through December 31, 1997, NovaStar Financial's stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15%. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. NovaStar Financial did not recognize any forgiveness of the second tranche in 1999 or 1998 as the incentive performance targets were not met.

  In March 1998, the founders exercised options to acquire 289,332 shares of common stock by executing notes payable to NovaStar Financial. The notes bear interest at one month LIBOR plus 1%, are collateralized by the common stock issued, and are non-recourse in nature which means that NovaStar Financial's recourse is limited to the collateral. These notes and accrued interest are classified as part of the contra-equity account, notes receivable from founders. Unpaid principal on the notes was $4,340,000 as of December 31, 1999 and 1998. Accrued interest on these notes was $339,000 and $142,000 as of December 31, 1999 and 1998.

  Financial Condition of NovaStar Financial, Inc. as of December 31, 1999 and December 31, 1998

  NovaStar Financial's balance sheets consist primarily of securitized mortgage loans originated by and purchased from NovaStar Mortgage, which serve as collateral for its collateralized mortgage obligations. The carrying value of mortgage loans as of December 31, 1999 was $620 million versus $946 million as of December 31, 1998. The carrying value of collateralized mortgage obligations as of December 31, 1999 was $587 million compared with $892 million as of December 31, 1998. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during 1999.

  Mortgage Loans. Table 1 is a presentation of loans as of December 31, 1999 and 1998 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of December 31, 1999 and 1998 by state.

  Table 1
  Mortgage Loans by Credit Grade
  (dollars in thousands)

			December 31, 1999			December 31, 1998

Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan-to-value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to-value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value

AA	0 x 30	95(B)	$85,476	9.50%	83.2%	$120,427	9.51%	83.4%
A	1 x 30	90	244,187	10.06	80.1	366,913	9.84	79.7
A-	2 x 30	90	149,248	10.45	81.8	220,591	10.31	81.3
B	3 x 30, 1x 60 5 x 30, 2 x 60	85	89,477	10.86	78.4	142,346	10.62	77.9
C	1 x 90	75	42,766	11.35	72.5	64,529	11.13	72.3
D	6 x 30, 3 x 60, 2 x 90	65	7,668	12.16	62.1	13,697	12.14	62.2

Total			$618,822	10.31%	80.0%	$928,503	10.15%	79.5%

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)	Fixed purchases; all other maximum of 90%.

  Table 2
  Mortgage Loans by State
  Percent of Portfolio
  (based on current principal balance)

	December 31,

Collateral Location	1999	1998

California	16%	18%
Florida	14	12
Washington	7	8
Oregon	5	5
All other states	58	57

Total	100%	100%

  Table 3 provides a summary of NovaStar Financial's mortgage loans by type and carrying value as of December 31, 1999 and 1998.

  Table 3
  Carrying Value of Loans by Product/Type
  December 31, 1999 and 1998
  (in thousands)

	December 31,
Product/Type	1999	1998
Two and three-year fixed	$343,193	$526,044
Six-month LIBOR and one-year CMT	43,178	91,430
30/15-year fixed and balloon	232,451	311,029

Outstanding principal	618,822	928,503
Premium	12,689	20,868
Allowance for credit losses	(11,105)	(3,573)

Carrying Value	$620,406	$945,798

Carrying value as a percent of principal	100.26%	101.86%

    Substantially all mortgage loans are acquired at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables 4, 5, 6 and 7 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have prepayment penalties. During 1999, prepayment penalties collected from borrowers totaled $3.1 million in comparison with $2.0 million for the same period of 1998. Table 4 is an analysis of mortgage loans and prepayment penalties.

  Table 4
  Mortgage Loan Prepayment Penalties
  December 31, 1999 and 1998 (dollars in thousands)

				Weighted Average
	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of December 31, 1999
Loans collateralizing NovaStar Home Equity Series (CMO):
1997-1	$85,015	$3,942	32%	11.04%	75.5%	0.51
1997-2	101,031	1,917	35	10.90	79.3	0.55
1998-1	195,170	3,205	63	10.08	81.1	0.93
1998-2	237,223	3,606	74	9.97	81.1	1.51
All other loans .	383	19	6	11.96	77.6	0.10

Total	$618,822	$12,689	58%	10.31%	80.0%	1.03

				Weighted Average

	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years)- Loans with Penalty

As of December 31, 1998
Loans collateralizing NovaStar Home Equity Series (CMO):
1997-1	$170,118	$ 7,975	65%	10.57%	75.1%	0.89
1997-2	170,363	3,403	72	10.37	78.5	1.10
1998-1	275,673	4,651	69	10.01	81.1	1.51
1998-2	306,586	4,703	71	9.95	81.1	2.09
All other loans	5,763	136	65	9.91	80.0	1.59

Total	$928,503	$ 20,868	70%	10.15%	79.5%	1.52

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

  Table 5
  Prepayment Speeds

				Constant Prepayment Rate (Annual Percent)
	Issue Date	Current Principal Balance	Weighted Average Age of Loans at Inception (in months)
				One- month	Three- month	Twelve- month	Life

December 31, 1999
NovaStar Home Equity Series:
1997-1	October 1, 1997	$85,015	7	44	42	50	40
1997-2	December 11, 1997	101,031	3	64	58	42	32
1998-1	April 30, 1998	195,170	3	47	36	29	23
1998-2	August 18, 1998	237,223	3	26	21	21	18
December 31, 1998
NovaStar Home Equity Series:
1997-1	October 1, 1997	$170,118	7	44	36	33	31
1997-2	December 11, 1997	170,363	3	42	32	22	21
1998-1	April 30, 1998	275,673	3	20	17	—	12
1998-2	August 18, 1998	306,586	3	18	10	—	9

  Table 6 summarizes mortgage asset activity during 1999 and 1998 and Table 9 details the amount of premium as a percent of principal at quarter end for 1999 and 1998.

  Table 6
  Mortgage Assets Activity
  (in thousands)

	Mortgage Loans		Mortgage Securities		Total
	Principal	Premium	Principal	Premium	Principal	Premium
Balance, December 31, 1997	$559,436	$17,861	$504,847	$8,205	$1,064,283	$26,066
Acquisitions	207,976	3,758	270,059	3,806	478,035	7,564
Principal repayments and amortization	(27,224)	(1,160)	(63,892)	(731)	(91,116)	(1,891)
Dispositions	—	—	(310,113)	(5,294)	(310,113)	(5,294)

Balance, March 31, 1998	740,188	20,459	400,901	5,986	1,141,089	26,445
Acquisitions	290,350	5,148	80,237	823	370,587	5,971
Principal repayments and amortization	(43,849)	(1,506)	(47,201)	(451)	(91,050)	(1,957)
Dispositions	(2,843)	(53)	—	—	(2,843)	(53)

Balance, June 30, 1998	983,846	24,048	433,937	6,358	1,417,783	30,406
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(54,745)	(1,442)	(38,925)	(493)	(93,670)	(1,935)
Dispositions	(4,666)	(56)	(7,781)	(107)	(12,447)	(163)

Balance, September 30, 1998	924,435	22,550	387,231	5,758	1,311,666	28,308
Acquisitions	42,298	458	—	—	42,298	458
Principal repayments and amortization	(62,953)	(2,135)	(15,215)	(173)	(78,168)	(2,308)
Adjustment(A)	25,101	—	—	—	25,101	—
Dispositions	(378)	(5)	(372,016)	(5,585)	(372,394)	(5,590)

Balance, December 31, 1998	928,503	20,868	—	—	928,503	20,868
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(70,883)	(1,830)	—	—	(70,883)	(1,830)
Dispositions	(4,446)	(79)	—	—	(4,446)	(79)

Balance, March 31, 1999	853,174	18,959	—	—	853,174	18,959
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(77,650)	(2,289)	—	—	(77,650)	(2,289)
Dispositions	(364)	(12)	—	—	(364)	(12)

Balance, June 30, 1999	775,160	16,658	—	—	775,160	16,658
Acquisitions	—	—	7,243	—	7,243	—
Principal repayments and amortization	(84,772)	(2,248)	(290)	—	(85,062)	(2,248)
Dispositions	—	—	—	—	—	—

Balance, September 30, 1999	690,388	14,410	6,953	—	697,341	14,410
Acquisitions	—	—	—	—	—	—
Principal repayments and amortization	(71,566)	(1,721)	(420)	—	(71,986)	(1,721)
Dispositions	—	—	—	—	—	—

Balance, December 31, 1999	$618,822	$12,689	$6,533	$—	$625,355	$12,689

(A)

  Adjustment due to balance sheet reclassifications that were made in 1999 and 1998. The reclassifications were made to better match the timing of principal and interest payments of NovaStar Financial's securitized mortgage loan portfolio with the principal and interest payments of collateralized mortgage obligations.

    Table 7
    Premium as a Percent of Principal

	Mortgage Loans	Mortgage Securities	Total Mortgage Assets

December 31, 1999	2.05%	—%	2.05%
September 30, 1999	2.09	—	2.09
June 30, 1999	2.15	—	2.15
March 31, 1999	2.22	—	2.22
December 31, 1998	2.25	—	2.25
September 30, 1998	2.44	1.49	2.16
June 30, 1998	2.44	1.47	2.14
March 31, 1998	2.76	1.49	2.32

    Mortgage Securities — Available-For-Sale. In September 1999, NovaStar Financial purchased NovaStar Mortgage's residual interests in the NovaStar Mortgage Funding Trust Series 99-01 securitization transaction. The NovaStar Mortgage Funding Trust Series 99-01 transaction is discussed further under the "Mortgage Loan Sales" section of this document and Note 3 of the consolidated financial statements. As the owner of the residual certificate, NovaStar Financial receives the net cash flow of the NovaStar Mortgage Funding Trust Series 99-01 securitization, which represents the right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the sum of the interest rate on the bonds, a normal servicing fee, a trustee fee, an insurance fee and the credit losses relating to the loans securitized. As of December 31, 1999, the carrying value of the residual interests was $6.8 million. This value represents the present value of the residual cashflows that NovaStar Financial expects to receive over the life of the securitization, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which management believes is an appropriate risk-adjusted market rate of return for the residual asset. The residual cashflows are realized over the life of the securitization as cash distributions are received from the trust. NovaStar Financial believes its residual asset is fairly valued as of December 31, 1999 but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce the income of future periods and could cause NovaStar Financial to report net losses.

    Some key statistics of the NovaStar Mortgage Funding Trust Series 99-1 mortgage loan collateral and bond as of December 31, 1999 are included in Note 3 of the consolidated financial statements.

    Assets Acquired through Foreclosure. As of December 31, 1999, NovaStar Financial had 192 loans in real estate owned with a carrying value of $16.9 million (principal of $24.4 million) compared to 126 loans with a carrying value of $10.6 million (principal of $14.5 million) as of December 31, 1998.

    Short-term and Long-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated have typically been funded initially through a $75 million committed warehouse line with First Union National Bank under which NovaStar Financial and NovaStar Mortgage are co-borrowers. NovaStar Financial and NovaStar Mortgage executed a $50 million committed warehouse facility with GMAC/RFC in December 1999 to diversify their funding sources. NovaStar Financial and NovaStar Mortgage also use repurchase agreements as a means of warehousing loans prior to securitization. As of December 31, 1999, First Union provided a $175 million committed facility for such purposes. In addition, First Union provides a $25 million committed facility secured by residual interests in asset-backed bonds that is committed through December 2001. As of December 31, 1999, NovaStar Financial had no borrowings outstanding under this residual interest facility.

    As of December 31, 1998, NovaStar Financial had a short-term financing arrangement with GMAC/RFC secured by residual interests in NovaStar Financial's CMOs. In 1998, NovaStar Financial borrowed $15 million from GMAC/RFC, which included a $3 million financing fee. NovaStar Financial had no other short-term borrowings outstanding as of December 31, 1998. In February of 1999, NovaStar Financial used the First Union residual facility to pay this debt in full. In March 1999, proceeds from the convertible preferred stock offering repaid all the outstanding debt on the residual facility. No borrowings have been made under this facility since this date.

    On a long-term basis, NovaStar Financial finances its mortgage loans using collateralized mortgage obligations commonly called CMOs. Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of its CMOs, NovaStar Financial is entitled to repurchase the mortgage loan collateral and repay the remaining CMO when their aggregate principal balance falls below 35% for issue 97-01 and 25% for issues 97-02, 98-01 and 98-02. Non-conforming mortgage loans are not readily obtainable financial assets. As a result, NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its CMO transactions as secured borrowings, rather than sales of the transferred loans.

    Under its CMOs, NovaStar Financial retains the mortgage loans and incurs the obligation to pay the CMO bondholders. NovaStar Financial earns the net spread between the interest income on the loans and the interest expense on the bonds. The spread earned also is reduced by credit losses on the portfolio. Prepayments on the mortgage loans serve to reduce the term over which interest spread is earned. The longer the mortgage collateral is outstanding, the longer the period of cash flow. To the extent the borrowers prepay, it shortens the life of the CMO and the period over which cash flow is received. The cash flow will change when interest rates on the bonds fluctuate at amounts or times that are different from the mortgage loan collateral, thereby subjecting NovaStar Financial to interest rate risk. The carrying value of CMOs as of December 31, 1999 was $587 million compared with $892 million as of December 31, 1998. The decline in carrying value is primarily a result of principal paydowns that occurred during 1999.

    Further details regarding NovaStar Financial's short-term and long-term borrowing arrangements are located in Note 4 to the consolidated financial statements.

    Stockholders' Equity. The increase in NovaStar Financial's stockholders' equity as of December 31, 1999 compared with 1998 is a result of the following:

      $30 million increase as a result of the issuance of 4,285,714 shares of Class B 7% cumulative convertible preferred stock in March 1999.

      $1.6 million in dividends on Class B 7% cumulative convertible preferred stock in 1999.

      $242,000 increase as a result of NovaStar Financial's purchase of the economic residual interests in NovaStar Mortgage's January 1999 asset backed bond transaction which for accounting and tax purposes was treated as a sale. The residual interests in those transactions have been classified as available-for-sale securities and the unrealized gain is recognized as a component of accumulated other comprehensive income.

      $7.1 million decrease due to NovaStar Financial's net loss recognized for the year ended December 31, 1999.

      $1.9 million decrease as a result of repurchases of common stock. NovaStar Financial's Board of Directors amended its stock repurchase program during the third quarter of 1999 to increase the amount of common stock authorized to be acquired up to an aggregate purchase price of $5 million. Stock repurchases may be made in the open market, in block purchase transactions, through put options or through privately negotiated transactions. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions and corporate requirements. As of December 31, 1999, NovaStar Financial had repurchased 673,400 shares of its common stock. The number of shares repurchased by NovaStar Financial has increased to 890,700 through March 16, 2000.

      Results of Operations of NovaStar Financial, Inc. –Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      Net Income

      During the year ended December 31, 1999, NovaStar Financial recorded a net loss of $7.1 million, $1.08 per diluted share, compared with net loss of $21.8 million, $2.71 per diluted share, for the year ended December 31, 1998. NovaStar Financial's net loss for 1999 is principally a result of increased provisions for credit losses that aggregated $22.1 million in 1999 versus $7.4 million in 1998. This increase is discussed further under "Mortgage Insurance" and "Provisions for Credit Losses". In 1998, NovaStar Financial recognized losses aggregating $23.4 million when it sold all of its agency securities and terminated various interest rate agreements as a result of the liquidity crisis faced by the capital markets in the fourth quarter of 1998.

      NovaStar Financial's primary sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loans to third parties and securitization transactions executed by NovaStar Mortgage.

      Net Interest Income

      Table 8 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the year ended December 31, 1999 and 1998.

      Table 8
      Interest Analysis
      (dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
Year ended December 31, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$709,371	$66,324	9.35%	$2,357	$389	16.50%	$711,728	$66,713	9.37%

Interest-bearing liabilities
Collateralized mortgage obligations	$785,547	$43,963	5.60%	—	—	—	$785,547	$43,963	5.60%
Other borrowings	4,206	541	12.86	—	—	—	4,206	541	12.86

Cost of derivative financial
Instruments hedging liabilities		2,254						2,254

Total borrowings	$789,753	$46,758	5.92%	$ —	$—	—%	$789,753	$46,758	5.92%

Net interest income		$19,566			$389			$19,955

Net interest spread			3.43%			16.50%			3.45%

Net yield			2.76%			16.50%			2.80%

	Mortgage Loans			Mortgage Securities			Total
Year ended December 31, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$822,180	$76,751	9.34%	$375,222	$23,996	6.40%	$1,197,402	$100,747	8.41%

Interest-bearing liabilities
Repurchase agreements	$118,380	$ 7,817	6.60%	$392,859	$21,891	5.57%	$ 511,239	$29,708	5.81%
Collateralized mortgage obligations	703,328	43,287	6.15	—	—	—	703,328	43,287	6.15
Other borrowings	18,936	4,908	25.92	—	—	—	18,936	4,908	25.92

Cost of derivative financial
Instruments hedging liabilities		2,162			729			2,891

Total borrowings	$840,644	$58,174	6.92%	$392,859	22,620	5.76%	$1,233,503	$80,794	6.55%

Net interest income		$18,577			$1,376			$19,953

Net interest spread			2.42%			0.64%			1.86%

Net yield			2.26%			0.37%			1.67%

      Interest Income. NovaStar Financial's average interest-earning assets consist primarily of mortgage loans for the year ended December 31, 1999. For 1998, interest-earning assets included mortgage loans (70%) and lower-yielding agency securities (30%). Mortgage securities income for 1999 consists of earnings on residual interests that NovaStar Financial purchased from NovaStar Mortgage in September 1999. During 1999, mortgage loans earned $66.3 million, or a yield of 9.4%, compared with $76.8 million, or a yield of 9.3% for the same period of 1998. In total, assets earned $66.7 million, or a yield of 9.4% for the year ended December 31, 1999. During 1998, assets earned $100.7 million or an 8.4% yield. NovaStar Financial sold all of its agency securities in October 1998 to meet short-term liquidity needs faced in the fourth quarter of 1998. Agency securities earned $24.0 million for the year ended December 31, 1998, or a yield of 6.4%. As noted in Table 8, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

      Interest Expense. Average interest-bearing liabilities for the year ended December 31, 1999 consisted entirely of financing costs on mortgage loans, compared with 1998 when mortgage loans represented 70% and agency securities were 30%. During the fourth quarter of 1998, NovaStar Financial sold all of its agency securities.

      The cost of borrowed funds for mortgage loans was $46.8 million for 1999, or 5.9% of average borrowings compared with $58.2 million, or 6.9% for 1998. The cost of financing agency securities was $22.6 million during 1998, or 5.8% of average borrowings. The composition of interest expense is significantly different for the year ended December 31, 1999 compared with the same period of 1998 due to the following factors:

        The majority of mortgage loans serve as collateral on collateralized mortgage obligations as of December 31, 1999. During 1998, mortgage loans secured debt consisting of collateralized mortgage obligations and warehouse facilities. The change in financing composition is due to the fact that NovaStar Financial discontinued purchasing mortgage loans from NovaStar Mortgage during the last half of 1998. Prior to that point in time, NovaStar Financial had purchased 100% of NovaStar Mortgage's loan production upon origination. During that time, NovaStar Financial reimbursed NovaStar Mortgage for warehousing costs incurred prior to sale. Repurchase and warehouse facility costs for 1998 are included under repurchase agreements and other borrowings in Table 8.

        NovaStar sold all of its agency securities in October 1998 and paid off all related borrowings. No agency securities have been purchased since that time.
        In connection with the capital markets liquidity crisis that occurred in the last quarter of 1998, NovaStar Financial executed a short-term liquidity line with GMAC/Residential Funding Corporation that was secured by mortgage interests in NovaStar's asset-backed bonds. This facility carried a substantially higher interest cost than other borrowing arrangements. This debt was paid off in February 1999 with funds from a similar facility provided by First Union National Bank. The First Union line was repaid in full with proceeds from convertible preferred stock issued in March 1999. The interest on these facilities during the year ended December 31, 1999 and 1998 is included as a component of other borrowings in Table 8.

      Advances under the warehouse line of credit bear interest based on the federal funds rate plus a spread. Advances under the master repurchase agreement bear interest at rates based on LIBOR, plus a spread. During the year ended December 31, 1999, one-month LIBOR averaged 5.25% compared with 5.57% for the year ended December 31, 1998. Because the Federal Reserve Board increased the targeted federal funds interest rate in 1999, effective borrowing costs have been higher for the second half of 1999. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

      Net Interest Income and Spread. Net interest income on mortgage loans for 1999 was $19.6 million, or 2.8% of average interest-earning mortgage loans, compared with $18.6 million, or 2.3% for 1998. Net interest spread on mortgage loans was 3.4% and 2.4%, respectively, for 1999 and 1998. Net interest income on mortgage securities (economic residual interests) during 1999 was $389,000, or 16.5% of average interest-earning mortgage securities compared with net interest income of $1.4 million, or 0.4% for 1998. Net interest spread on mortgage securities was 16.5% for 1999 compared with 0.6% for 1998. The significant increase in net margin and spread during 1999 compared with 1998 is due to the change in NovaStar Financial's asset and liability composition. During the latter part of 1998, NovaStar Financial sold all agency securities and paid off related financing. NovaStar Financial has not purchased any more of these lower-yielding mortgage assets. Net interest income and the spread are functions of asset yields relative to its costs of funds. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

      During the years ended December 31, 1999 and 1998, net interest expense incurred on hedging agreements was $2.3 million and $2.9 million, respectively, which is included as a component of interest expense. In 1998, NovaStar Financial recognized losses aggregating $8.0 million due to the termination of all swap agreements during the liquidity crisis faced by the capital markets in the latter part of 1998. These agreements were related to the financing for disposed mortgage loans and securities. NovaStar Financial's interest rate agreements as of December 31, 1999 and 1998 are further detailed in Note 5 of the consolidated financial statements.

      Prepayment Penalty Income

      NovaStar Financial strives to purchase loans that have some form of prepayment penalty fee to mitigate exposure to prepayment risk. During 1999, 90% of the mortgage loans originated by NFI Holding affiliates had prepayment penalties compared with 74% during 1998. As of December 31, 1999, 58% of NovaStar Financial's mortgage loan portfolio had prepayment penalties compared with 70% as of December 31, 1998. Prepayment penalties totaled $3.1 million during 1999 compared with $2.0 million for 1998. This increase is attributable to more prepayments in the securitized mortgage loan portfolio in 1999.

      Gain (Loss) on Sales of Assets and Loss on Termination of Interest Rate Agreements

      For the year ended December 31, 1999, NovaStar Financial recognized $319,000 in net gains on the sale of real estate properties and $32,000 in gains on the sale of mortgage loans. In 1998, NovaStar Financial recognized losses aggregating $15.2 million and $8.0 million on the sale of agency securities and termination of related swap agreements. Also, in 1998 net gains of $305,000 were recognized on the sale of $7.9 million of mortgage loans.

      Mortgage Insurance

      In August of 1998, NovaStar Financial and NovaStar Mortgage executed an agreement whereby lender-paid mortgage insurance coverage is purchased on selected mortgage loans. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Going forward, management expects that it will evaluate the cost-benefit of securing lender paid mortgage insurance for each securitization transaction.

      As of December 31, 1999 and 1998, approximately 39% and 26% of the loans owned by NovaStar Financial are covered under this agreement, including loans serving as collateral for NMFT 99-01. The loans collateralizing NMFT 99-01 are not recorded as loans of NovaStar Financial, but the performance of NovaStar's investment in the residual interest of NMFT 99-01 is dependent on the credit losses of the underlying collateral.

      Premiums for mortgage insurance on loans maintained on the balance sheet of NovaStar Financial are recorded as a portfolio cost and included in the income statement under the caption "Premiums for Mortgage Loan Insurance. " During the year ended December 31, 1999, total premiums paid by NovaStar totaled $1.7 million compared with $744,000 for the same period of 1998. The monthly premiums paid on loans serving as collateral for NMFT 99-01 reduce NovaStar Financial's monthly residual cashflow receipt.

      Provisions for Credit Losses

      NovaStar Financial owns loans where the borrower possesses credit risk higher than that of conforming borrowers. Delinquent loans and losses are expected to occur. Most of the loans owned by NovaStar Financial were underwritten and funded by NovaStar Mortgage. NovaStar Mortgage uses several different techniques to mitigate the credit losses, including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. Loans are charged off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. While short sales have served to reduce the overall severity of losses incurred, they also accelerate the timing of losses.

      As discussed further under the caption "Mortgage Insurance", lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal. Management also believes aggressive servicing is an important element to managing credit risk.

      Provisions for credit losses are made in amounts considered necessary to maintain the allowance at a level sufficient to cover probable losses inherent in the loan portfolio. Charge-offs are recognized at the time of foreclosure by recording the value of real estate owned property at its estimated realizable value. Subsequent gains or losses on dispositions, if any, are recorded in operations. One of the principal methods used to estimate expected losses is a delinquency migration analysis. This analysis takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date.

      During 1999, NovaStar Financial made provisions for losses of $22.1 million and incurred net charge-offs of $14.5 million, compared to $7.4 million and $6.2 million during 1998. Charge-offs in 1999 include $1.9 million resulting from short sale transactions and loans charged off in full.

      The level and trend of charge-offs in 1999 led management to conclude that total losses on securitized mortgage loans will be higher, and will occur earlier, than originally projected. The provisions during 1999 and resulting allowance as of December 31, 1999 reflect the increased loss activity. In the opinion of management, the allowance for credit losses as of December 31, 1999 is adequate to cover losses inherent in the portfolio at that date. If losses do not develop in accordance with current expectations, future provisions will be increased or decreased as necessary. Management also believes that internal processes involving quality control, appraisal review and servicing that have been made as a result of experience to-date, will result in lower losses being incurred on loans currently being originated.

      Table 9 is a rollforward of the activity in the allowance for credit losses during 1999 and 1998.

      Table 9
      Rollforward of Allowance for Credit Losses
      (in thousands)

	1999				1998
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$ 5,370	$ 3,573	$3,492	$ 3,573	$ 2,757	$ 3,341	$2,871	$ 2,313
Provision for credit losses	10,579	5,634	3,566	2,299	4,030	1,179	1,145	1,076
Amounts charged off, net of recoveries	(4,844)	(3,837)	(3,485)	(2,380)	(3,214)	(1,763)	(675)	(518)

Ending Balance	$ 11,105	$ 5,370	$3,573	$3,492	$ 3,573	$ 2,757	$3,341	$ 2,871

      The following tables provide details regarding the delinquencies, defaults, and loss statistics of NovaStar Financial's mortgage loan portfolio.

      Table 10
      Loan Delinquencies (90 days and greater) (A)
      1999 and 1998

	1999				1998
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Mortgage loans Collateralizing NovaStar Home Equity Series (CMO):
1997-1 Issued October 1, 1997	5.63%	6.32%	5.13%	4.37%	5.45%	5.97%	5.86%	4.39%
1997-2 Issued December 11, 1997	6.24	4.92	4.03	5.38	5.62	4.97	4.72	2.23
1998-1 Issued April 30, 1998	4.42	5.32	4.13	4.64	4.44	2.06	—	—
1998-2 Issued August 18, 1998	5.38	4.06	3.94	3.72	2.35	0.40	—	—

      (A) Includes loans in foreclosure or bankruptcy.

      Table 11
      Delinquencies, Defaults and Losses
      December 31, 1999 and 1998
      (dollars in thousands)

	NovaStar Home Equity Series

December 31, 1999	1997-1	1997-2	1998-1	1998-2	Warehouse	All Loans

Allowance for Credit Losses:
Balance, January 1, 1999	$ 816	$ 1,049	$ 1,163	$ 346	$ 199	$ 3,573
Provision for credit losses	4,317	5,436	8,194	4,065	66	22,078
Amounts charged off, net of recoveries	(2,798)	(3,624)	(5,143)	(2,726)	(255)	(14,546)

Balance, December 31, 1999	$ 2,335	$ 2,861	$ 4,214	$ 1,685	$ 10	$ 11,105

Defaults as a percent of loan balance
Delinquent loans (A)	8.03%	9.89%	6.38%	7.50%	91.75%	6.60%

Loans in foreclosure	4.73	4.32	3.75	4.02	6.76	3.43

Real estate owned	3.85	4.88	3.61	2.62	47.00	3.51

	NovaStar Home Equity Series

December 31, 1998	1997-1	1997	1998-1	1998-2	Warehouse	All Loans

Allowance for Credit Losses:
Balance, January 1, 1998	$ 1,063	$ 967	$ —	$ —	$ 283	$ 2,313
Provision for credit losses	1,895	2,257	1,878	222	1,178	7,430
Amounts charged off, net of recoveries	(2,142)	(2,175)	(715)	124	(1,262)	(6,170)

Balance, December 31, 1998	$ 816	$ 1,049	$1,163	$ 346	$ 199	$ 3,573

Defaults as a percent of loan balance
Delinquent loans (A)	6.45%	5.95%	4.89%	4.06%	98.68%	5.17%

Loans in foreclosure	2.63	2.96	3.60	2.06	8.82	2.80

Real estate owned	3.54	2.76	1.01	0.09	86.11	1.56

(A)	Includes loans delinquent 30 days or greater

      Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

      Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee charged by NovaStar Mortgage for servicing the loans owned by NovaStar Financial serving as collateral on CMOs. The fee charged is based on the collected loan principal balance of the mortgage loans serviced.

      General and Administrative Expenses

      General and administrative expenses for the years ended December 31, 1999 and 1998 are provided in Table 12. Table 13 displays the relationship of portfolio expenses to net interest income during 1999 and 1998 by quarter.

      Table 12

      General and Administrative Expenses
      (dollars in thousands)

	Years Ended December 31,

	1999		1998

		Percent of Net Interest Income		Percent of Net Interest Income

Compensation and benefits	$1,804	9.0%	$1,785	8.9%
Professional and outside services	801	4.0	1,117	5.6
Office administration	804	4.0	903	4.5
Other	181	0.9	574	2.9

Total general and administrative expenses before intercompany fees	3,590	17.9%	4,379	21.9%

Fees for services provided by NovaStar Mortgage, Inc.	145		2,683

Total general and administrative expenses	$3,735		$7,062

Efficiency Ratio (A)		15.4%		29.9%

(A)	The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income, prepayment penalty income, gain (loss) on sales of securities and mortgage loans and other income.

      Table 13

      Portfolio Related Expenses as a
      Percent of Net Interest Income
      1999 and 1998

	Percent of Interest Income	Efficiency Ratio

1999:
1999	17.9%	15.4%
Fourth quarter	24.9	16.3
Third quarter	19.2	12.1
Second quarter	11.5	0.5
First quarter	18.5	30.7
1998:
1998	21.9	29.9
Fourth quarter	89.7	36.8
Third quarter	22.3	1.8
Second quarter	19.3	46.2
First quarter	14.8	44.2

      The decrease in portfolio related expenses in 1999 compared with 1998 is attributable in part to increased general and administrative costs incurred during the capital markets' liquidity crisis of 1998. Also, in 1998, fees were paid for portfolio management related services prior to the hiring of additional personnel to this department in 1998.

      The fees paid to (received from) NovaStar Mortgage during 1999 and 1998 are further detailed in Note 12 of NovaStar Financial's consolidated financial statements. The significant decline in these fees for the year ended December 31, 1999 compared with 1998 is due to the net effect of the following:

        The decline in the administrative fees paid to NovaStar Mortgage is due to the cancellation of this agreement on March 31, 1999, since NovaStar Financial is no longer purchasing loans from NovaStar Mortgage.
        The decrease in purchase commitment fees is due to the discontinuance of this intercompany agreement beginning January 1, 1999.
        The increase in interest income received from NovaStar Mortgage is due to the intercompany agreement that went into effect April 1, 1999.

      Equity in Earnings (Loss) of NFI Holding Corporation

      For the years ended December 31, 1999, NFI Holding recorded net income of $89,000 compared with a net loss of $3.0 million for the same period of 1998. NovaStar Financial records its portion of the earnings (loss) as equity in net earnings (loss) of NFI Holding in its income statement. NFI Holding's net earnings (loss) include the net earnings (loss) of NovaStar Mortgage, a subsidiary of NFI Holding as discussed under "Basis of Presentation". NFI Holding's financial position and results of operation for the years ended December 31, 1999 and 1998 are discussed further under the heading "NFI Holding Corporation".

      Results of Operations of NovaStar Financial, Inc. —Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997.

      Net Income

      During the year ended December 31, 1998, NovaStar Financial recorded a net loss of $21.8 million, $2.71 per diluted share, compared with a net loss of $1.1 million, $0.26 per diluted share, for the year ended December 31, 1997. NovaStar Financial's net loss in 1998 was primarily a result of the $23.4 loss recognized on the sale of all agency securities and termination of interest agreements due to the liquidity crisis faced by the non-conforming mortgage industry in the latter part of 1998. The results for the year ended December 31, 1997 reflect the significant cost of developing operations. During most of 1997, NovaStar Financial focused on the hiring of key employees and developing policies and procedures. NovaStar Financial's 1997 operational results also include the $1.1 million forgiveness of the first tranche of the forgivable founders' notes receivable. Excluding the forgiveness of the notes receivable from founders, NovaStar Financial incurred a net loss of $52,000, or $0.01 per share.

      Net Interest Income

      Table 14 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the years ended December 31, 1998 and 1997.

      Table 14
      Interest Analysis
      Years Ended December 31, 1998 and 1997
      (dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total

Year ended December 31, 1998	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate

Interest-earning mortgage assets	$822,180	$76,751	9.34%	$375,222	$23,996	6.40%	$1,197,402	$100,747	8.41%

Interest-bearing liabilities
Repurchase agreements	$118,380	$7,817	6.60%	$392,859	$21,891	5.57%	$ 511,239	$ 29,708	5.81%
Collateralized mortgage obligations	703,328	43,287	0.15	—	—	—	703,328	43,287	6.15
Other borrowings	18,936	4,908	25.92	—	—	—	18,936	4,908	25.92

Cost of derivative financial Instruments hedging liabilities		2,162			729			2,891

Total borrowings	$840,644	$58,174	6.92%	$392,859	22,620	5.76%	$1,233,503	$ 80,794	6.55%

Net interest income		$18,577			$1,376			$ 19,953

Net interest spread			2.42%			0.64%			1.86%

Net yield			2.26%			0.37%			1.67%

	Mortgage Loans			Mortgage Securities			Total

December 31, 1997	Average Balance	Interest Income Expense	Annual Yield/ Rate	Average Balance	Interest Income Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/Rate

Interest-earning mortgage assets	$ 294,111	$ 25,154	8.55%	$ 182,140	$ 11,807	6.48%	$ 476,251	$ 36,961	7.76%

Interest-bearing liabilities
Repurchase agreements	$ 170,344	$ 12,020	7.06%	$ 172,829	$ 10,383	6.01%	$ 343,173	$ 22,403	6.53%
Collateralized mortgage obligations	74,511	4,736	6.36	—	—	—	74,511	4,736	6.36
Other borrowings	—	—	—	—	—	—	—	—	—

Cost of derivative financial Instruments hedging liabilities		534			512			1,046

Total borrowings	$ 244,855	$ 17,290	7.06%	$ 172,829	$ 10,895	6.30%	$ 417,684	$ 28,185	6.75%

Net interest income		$ 7,864			$ 912			$ 8,776

Net interest spread			1.49%			0.18%			1.01%

Net yield			2.67%			0.50%			1.84%

      Average interest-earning assets were $1.2 billion during 1998, including $822.2 million of mortgage loans and $375.2 million of mortgage securities compared with average interest-earning assets of $476.3 million during 1997. During 1998, mortgage loans earned $76.8 million, or a yield of 9.3%, compared with $25.2 million, or a yield of 8.6% for 1997. Mortgage securities earned $24.0 million for 1998, or a yield of 6.4%, compared with $11.8 million, or a yield of 6.5% for 1997. In total, assets earned $100.7 million, or an 8.4% yield for 1998. During 1997, assets earned $37.0 million or a 7.8% yield.

      The cost of borrowed funds was $80.8 million during 1998, or 6.6% of average borrowings, compared with $28.2 million for 1997, or 6.8% of average borrowings. NovaStar Financial's cost of funds remained relatively low and stable during most of 1998 and 1997. During the fourth quarter of 1998, NovaStar Financial experienced increasing costs of funds associated with impaired liquidity resources. Special interest costs of $4 million were incurred to obtain a short-term financing arrangement from GMAC/RFC .

      Net interest income during 1998 was $20.0 million or 1.7% of average interest-earning assets, compared with $8.8 million, or 1.8% of average interest-earning assets during 1997. Net interest spread was 1.9% during the year ended December 31, 1998 compared with 1.0% during 1997.

      During the years ended December 31, 1998 and 1997, net interest expense on hedging agreements was $2.9 million and $1.0 million, respectively, and is included as a component of interest expense.

      Prepayment Penalty Income

      Prepayment penalties of $2.0 million were recognized in 1998 compared with $414,000 during 1997. The increase in prepayment penalties in 1998 is due to an increase in NovaStar Financial's mortgage loan prepayments compared with 1997.

      Gain (Loss) on Sales of Securities and Assets and Loss on Termination of Interest Rate Agreements

      During 1998, NovaStar recognized net losses on the sales of securities and assets of $15.0 million and $8.0 million in termination losses of interest rate agreements. In the latter part of 1998, NovaStar Financial sold all investment securities and terminated all swap agreements as a result of the 1998 capital markets liquidity crisis recognizing losses aggregating $23.4 million. During 1997, NovaStar Financial recognized $51,000 in net gains on sales of mortgage securities with a principal balance of $108 million.

      Provisions for Credit Losses and Premium for Mortgage Loan Insurance

      During the year ended December 31, 1998, NovaStar Financial provided $7.4 million to the allowance for credit losses, compared with $2.5 million during the same period of 1998. Net charge-offs during 1998 were $6.2 million compared with $140,000 during the same period of 1997. The increase in charge-offs was due principally to losses occurring earlier in the overall life of the loans than originally anticipated. See "Mortgage Insurance" and "Provisions for Credit Losses" under "Results of Operations of NovaStar Financial, Inc.—Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998."

      Premiums for mortgage loan insurance include the premiums paid to Radian Guaranty, Inc. The agreement with Radian was executed in the third quarter of 1998. Accordingly, no expense was incurred in 1997.

      Loan Servicing Fees Paid to NovaStar Mortgage, Inc. and Other Loan Servicing Fees

      Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee that NovaStar Mortgage charges NovaStar Financial for the loans collateralizing the CMOs. This fee is based on the collected principal balance of the mortgage loans serviced. The increase in the fee charged in 1998 compared with 1997 is because NovaStar Mortgage did not begin servicing Novastar Financial's loans until July 15, 1997. Prior to this point in time NovaStar Financial's mortgage loans were serviced by an outside servicer while NovaStar Mortgage developed its servicing operation infrastructure during the first half of the year. The fees paid to this outside servicer are included as component of the other loan servicing fees.

      General and Administrative Expenses

      General and administrative expenses for the year ended December 31, 1998 and 1997 are provided in Table 15.

      Table 15

      General and Administrative Expenses
      (dollars in thousands)

	Years Ended December 31,

	1998		1997

		Percent of Net Interest Income		Percent of Net Interest Income

Compensation and benefits	$1,785	8.9%	$839	9.6%
Professional and outside services	1,117	5.6	676	7.7
Office administration	903	4.5	299	3.4
Other	574	2.9	554	6.3

Total portfolio-related expenses	$4,379	21.9%	$2,368	27.0%

Forgiveness of notes receivable from founders	—		1,083
Fees for services provided by NovaStar Mortgage, Inc.	2,683		3,650

Total general and administrative expenses	$7,062		$7,101

Efficiency Ratio (A)		29.9%		74.5%

(A)	The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income, prepayment penalty income, gain (loss) on sales of securities and mortgage loans (excluding the 1998 securities losses due to the liquidity crisis) and other income.

      The increase in portfolio-related expenses in 1998 compared with 1997 is due to the addition of portfolio management and finance staff in 1998 as well as general company growth. 1997 portfolio-related expenses reflect costs of developing operations and hiring of key personnel.

      The fees for services provided by NovaStar Mortgage represent compensation for certain services, including the development of loan products, underwriting, funding, quality control, and servicing. NovaStar Mortgage pays a commitment fee to NovaStar Financial when originated loans are not sold to NovaStar Financial. No fee is paid if NovaStar Financial is unable or unwilling to purchase the mortgage loans originated by NovaStar Mortgage. The increase in this fee for 1998 compared with 1997 is primarily a result of an increase in the extent of services required and the increase in loan volume. These fees are discussed in greater detail in Note 12 to consolidated financial statements.

      In 1997, NovaStar Financial, Inc. forgave the first tranche of forgivable notes receivable from founders due to certain incentive targets were met in 1997. The terms of these notes are further defined in the "Notes Receivable From Founders" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of the consolidated financial statements.

      Equity in Earnings (Loss) of NFI Holding Corporation

      For the year ended December 31, 1998, NFI Holding recorded a net loss of $3.0 million compared with net income of $28,000 for the period of inception (February 6, 1997) to December 31, 1997. NFI Holding's financial position and results of operation for the these periods are discussed further under the heading "NFI Holding Corporation."

      Taxable Income (Loss)

        Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 16 is a summary of the differences between net income or loss reported for GAAP and taxable income for 1999 and 1998.

      Table 16
      Taxable Income (Loss)
      1999, 1998 and 1997
      (in thousands)

	1999	1998	1997

Net loss	$(7,092)	$(21,821)	$(1,135)
Use of net operating loss carryforward .	(152)	—	—
Results of NFI Holding and subsidiaries	(88)	2,984	(28)
Provision for credit losses	22,078	7,430	2,453
Loans charged-off	(14,546)	(6,170)	(140)
Capital losses	—	14,962	—
Other, net	(200)	(13)	284

Estimated taxable income (loss)	$ —	$(2,628)	$1,434

      NovaStar Financial has a net operating loss carryforward of approximately $2.5 million available to offset taxable income in 2000, and thereby reduce the amount of required distributions under REIT guidelines. In addition, dividends paid on convertible preferred stock serve to reduce the amount of required distributions to common shareholders.

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

      Condensed consolidated financial statements for NFI Holding are presented in Note 12 to the consolidated financial statements. NFI Holding's balance sheet consists primarily of the assets, liabilities, and operational results of NovaStar Mortgage.

      Financial Condition of NFI Holding Corporation as of December 31, 1999 and December 31, 1998

      Mortgage Loan Originations. NFI Holding originated 4,495 non-conforming residential mortgage loans during the year ended December 31, 1999 with an aggregate principal amount of $453 million. Virtually all of NFI Holding's mortgage assets as of December 31, 1999 and December 31, 1998 consist of non-conforming mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

      Table 17 is a summary of NFI Holding's wholesale loan originations for 1999 and 1998. Table 18 presents a summary of mortgage loan sales of NFI Holding during 1999 and 1998. Table 19 is a summary of wholesale loan origination costs of production.

      Table 17

      1999 and 1998 Quarterly Wholesale Loan Originations
      (dollars in thousands)

					Weighted Average
	Number of Loans	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	Credit Rating (A)	Coupon	Percent with Prepayment Penalty

1999:
Fourth quarter	1,265	$130,288	$ 103	101.0	82%	5.30	10.04%	91%
Third quarter	1,204	125,140	104	100.8	82	5.28	9.87	91
Second quarter	1,161	114,631	99	101.1	82	5.14	9.82	89
First quarter	865	82,495	95	100.5	80	4.95	9.85	89

1999 total	4,495	$452,554	$ 101	100.9	82%	5.19	9.90%	90%

1998:
Fourth quarter	1,526	$136,659	$ 90	100.8	81%	4.76	9.76%	87%
Third quarter	2,622	239,933	92	101.4	81	4.38	10.07	79
Second quarter	3,133	294,303	94	101.3	81	4.43	9.95	71
First quarter	2,033	207,976	102	101.4	81	4.45	9.93	65

1998 total	9,314	$878,871	$ 94	101.3	81%	4.47	9.95%	74%

(A)	AAA=7, AA=6, A=5, A– =4, B=3, C=2, D=1

      Table 18
      Quarterly Mortgage Loan Sales to Third Parties
      (dollars in thousands)

	Principal Amount	Net Gain Recognized	Weighted Average Price To Par
1999:
Fourth quarter	$109,443	$2,583	104.1%
Third quarter	110,512	3,075	104.2
Second quarter	98,048	2,911	104.4
First quarter	72,824	1,593	103.6

1999 total	$390,827	$10,162	104.1

1998:
Fourth quarter	$108,800	$1,985	103.6%
Third quarter	18,133	826	106.0
Second quarter	6,742	173	106.0
First quarter	—	—	—

1998 total	$133,675	$2,984	104.0

      Table 19

      Wholesale Loan Costs of Production

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost
Costs as a percent of principal:

1999:
1999	4.2%	0.4%	4.6%

Fourth quarter	3.1%	0.5%	3.6%

Third quarter	3.8%	0.4%	4.2%

Second quarter	4.2%	0.5%	4.7%

First quarter	6.2%	0.2%	6.4%

1998:
1998	2.4%	1.0%	3.4%

Fourth quarter	5.3%	0.5%	5.8%

Third quarter	2.3%	1.2%	3.5%

Second quarter	1.6%	1.0%	2.6%

First quarter	1.9%	1.0%	2.9%

      Table 20 is a summary of loans originated by state for 1999 and 1998 by quarter. As of December 31, 1999, NovaStar Mortgage had 47 account executives 47 covering states.

      Table 20
      Mortgage Loan Originations by State
      1999 and 1998

	Percent of Total Originations during Quarter (based on original principal balance)
	1999				1998
Collateral Location	Fourth	Third	Second	First	Fourth	Third	Second	First
Florida	12%	15%	12%	15%	21%	17%	16%	12%
Michigan	12	10	10	12	6	5	5	5
California	10	10	8	6	7	7	9	15
Arizona	8	5	7	4	2	3	2	3
Ohio	8	12	10	8	9	4	5	2
Tennessee	6	4	6	9	6	4	4	4
Washington	4	4	5	3	4	5	6	7
Texas	2	2	1	2	4	5	3	3
North Carolina	1	1	1	2	6	5	3	2
All other states	37	37	40	39	35	45	47	47

      NFI Holding's loan originations are funded through warehouse and repurchase facilities at First Union and are discussed further in Note 4 of the consolidated financial statements.

      Mortgage Loan Sales. In a securitization executed by NovaStar Mortgage during the first quarter of 1999, $165 million in loans were sold to a Special Purpose Entity (SPE), of which $26 million settled in April 1999. Proceeds of the bonds issued by the SPE, $160 million, were used to pay for the mortgage loans acquired from NovaStar Mortgage. The loans were sold without recourse by NovaStar Mortgage. NovaStar Mortgage retained a residual certificate issued by the SPE. In September 1999, NovaStar Financial purchased the economic residual interests. NovaStar Mortgage also retained loan servicing rights for the loans sold to the SPE. The value of the retained interests in the mortgage servicing rights has been recorded as an asset and the loans sold have been removed from the balance sheet of NovaStar Mortgage.

      NovaStar Mortgage allocated its basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets based on the relative fair values of those portions at the time of sale. The values of these assets were determined by discounting estimated future cash flows using the cash out method. Note 3 of the consolidated financial statements detail the significant values and assumptions used in determining the values of the assets sold and values of the resulting retained assets.

      NFI Holding also sold $391.7 million of its whole loan portfolio to unrelated third parties for cash at a net gain of $10.2 million at an average price to par of 104.1 during 1999. Table 18 of "Financial Condition of NFI Holding Corporation as of December 31, 1999 and 1998" provides a quarterly analysis of NFI Holding's mortgage loan sales to third parties.

      Mortgage Loan Servicing. Loan servicing is a critical part of NovaStar Mortgage's business. The majority of the loans serviced by NovaStar Mortgage are owned by NovaStar Financial. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Non-conforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. NovaStar Mortgage strives to identify issues and trends with borrowers early and take quick action to address such matters.

      Table 21 provides summaries of delinquencies and default statistics of NovaStar Mortgage's mortgage loan portfolio as of December 31, 1999 and 1998 by quarter. The information presented in both tables include mortgage loans owned by NovaStar Financial and its affiliates. Other information regarding the credit quality of NovaStar Financial's mortgage loans is provided in Table 1.

      Table 21
      Delinquencies and Defaults

	1999				1998
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Loan servicing portfolio	$894,572	$969,343	$1,032,065	$1,072,393	$1,179,967	$1,178,861	$995,428	$742,075

Total defaults:
Delinquent loans (A)	6.28%	4.75%	5.21%	4.12%	4.40%	2.95%	1.95%	1.92%

Loans in foreclosure	3.62	3.79	3.36	3.39	2.25	2.02	2.28	2.29

Real estate owned	2.71	2.24	2.20	1.66	1.21	0.81	0.52	0.24

      (A) Includes loans delinquent 30 days or greater

      The following table presents a summary of the mortgage loan activity of NFI Holding for 1999 and 1998 as a percent of the respective quarter's beginning principal of mortgage loans held in portfolio and loan origination principal.

      Table 22
      Mortgage Loan Activity–NFI Holding Corporation

	Percent Sold to NovaStar Financial, Inc.	Percent Sold to Third Parties	Percent Sold in Securitizations	Percent Held in Portfolio	Percent of Prepayments	Total
1999
Fourth quarter	–%	52%	–%	46%	2%	100%
Third quarter.	–	54	–	44	2	100
Second quarter	–	32	13	54	1	100
First quarter	–	25	45	29	1	100

1998
Fourth quarter	–%	30%	11%	58%	1%	100%
Third quarter	–	5	–	94	1	100
Second quarter	99	1	–	–	–	100
First quarter	100	–	–	–	–	100

      Results of Operations of NFI Holding Corporation –Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      For the year ended December 31, 1999 NFI Holding recorded net income of $89,000 compared with a net loss of $3.0 million during 1998. Note 12 of the consolidated financial statements presents a summarized income statement of NFI Holding.

      The following summarizes reasons impacting operating results of NFI Holding for 1999 compared with 1998:

        Effective July 1998, NovaStar Mortgage began retaining its mortgage loan production to sell to third parties or securitize versus its previous practice of selling 100% of originations directly to NovaStar Financial. Accordingly, NovaStar Mortgage recognized $5.5 million of net interest income on loans in warehouse for the year ended December 31, 1999 compared with $4.3 million during 1998. The net interest income recognized in 1998 also includes interest earned on agency securities. NovaStar Mortgage sold all of its agency securities during the latter part of 1998.

        Provisions for credit losses in 1999 were $860,000 versus $210,000 in 1998. The increase in the provisions is partly due to the effects of maintaining warehouse loans as well as increases made to the provisions for credit losses in 1999 as discussed under "Provisions for Credit Losses".

        The administrative fee agreement between NovaStar Financial and NovaStar Mortgage was cancelled on April 1, 1999. These fees are included in services provided to NovaStar Financial, Inc.

        During 1999, NovaStar Mortgage recognized net gains of $11.8 million from the sale of whole loans. Of that amount, $1.6 million of the gains recognized were a result of the closing of NovaStar Mortgage's first securitization transaction. The remainder of the gain resulted from various whole loan sales to third parties for cash. During 1998, NovaStar Mortgage recognized gains of $3.0 million on sales of whole loans and $164,000 from selling mortgage securities.
        NovaStar Mortgage's wholesale origination operation did not operate at full capacity during 1999. The cost of loan production as a percent of principal averaged 4.6% in 1999 versus 3.4% during the 1998, the details of which are presented in Table 19. As a result, NovaStar Mortgage capitalized a lower percentage of origination costs during 1999–which under GAAP are amortized as an adjustment of the yield over the life of the loan versus expensed in the period incurred.

      Results of Operations of NFI Holding Corporation –Year Ended December 31, 1998 Compared to the Year Ended December 1997

      For the year ended December 31, 1998 NFI Holding recorded a net loss of $3.0 million compared with net income of $28,000 for the period from February 6, 1997 (inception) to December 31, 1997. The significant increase in the net loss of NFI Holding in 1998 compared with the same period of 1997 is largely due to the commitment fees paid to NovaStar Financial, Inc. when NovaStar Mortgage did not sell its wholesale loan production to NovaStar Financial, Inc as discussed in Note 12 of the consolidated financial statements. During the last half of 1998, NovaStar Mortgage retained its mortgage loan production versus selling to NovaStar Financial. Prior to this point in time, NovaStar Financial, Inc. had acquired 100% of NovaStar Mortgage's mortgage loan production. As a result, NovaStar Mortgage paid NovaStar Financial, commitment fees aggregating $5.1 million in 1998. No commitment fees were paid to NovaStar Financial for the same period of 1997. Also, during the fourth quarter of 1998 production volumes were significantly lower than prior quarters as a result of circumstances affecting the capital markets as described in "Events of the Fourth Quarter". As the origination side of the business was not functioning at full capacity during the latter part of 1998, NovaStar Mortgage's costs of loan production as a percent of principal averaged 2.4% in 1998 versus 1.4% during 1997 as detailed in Table 19. These additional costs incurred by NovaStar Mortgage in 1998 were offset to a degree by net gains of $3.0 million on the sale of $25 million of non-conforming residential mortgage loans to independent third parties. NovaStar Mortgage did not sell any of its mortgage assets to outside parties during the same period of 1997.

      Liquidity and Capital Resources

      Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets and residual interests on CMOs will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. During 1999, NovaStar Financial also improved its equity and liquidity positions significantly by:

        Securing lending facilities with First Union National Bank and GMAC/RFC.

        Raising additional capital through the issuance of 4 million shares of Class B 7% cumulative convertible preferred stock in March 1999; gross proceeds aggregating $30 million.

      NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. As of December 31, 1999, NFI Holding owned $107.9 million of non-conforming mortgage loans. NFI Holding provided financing for these loans through warehouse and repurchase credit facilities at First Union. In December 1999, a $50 million warehouse financing arrangement with GMAC/RFC was executed that will provide an additional financing source for funding loans. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans at a profit to meet the significant cash needs of the wholesale loan operation. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations are at or near the capacity of its production infrastructure.

      Table 23 is a summary of financing arrangements and available borrowing capacity under those arrangements as of December 31, 1999:

      Table 23
      Liquidity Resources
      December 31, 1999
      (in thousands)

	Maximum Borrowing Limit	Lending Value of Collateral	Borrowings	Availability
Resource
Cash				$ 3,861
First Union National Bank (A):
Committed warehouse line of credit	$ 75,000	$ 58,001	$ 33,382	$ 24,619
Committed secured whole loan repurchase agreement	$175,000	$ 45,066	$ 45,066	$ —
Committed residual financing available	$ 25,000	(B)	$ —	$ 25,000
GMAC/Residential Funding Corporation (A):
Committed warehouse line of credit	$ 50,000	$ —	$ —	$ —

Total	$ 325,000	$ 103,067	$ 78,448	$ 53,480

(A)	Value of collateral and borrowings include amounts for NovaStar Financial and NovaStar Mortgage as they are co-borrowers under the arrangements with First Union National Bank and GMAC/RFC.
(B)	Management estimates the value of the residuals range from $55 to $70 million and does not include the value of mortgage servicing rights.

      Management believes the liquidity resources available are sufficient to cover expected future production of NovaStar Mortgage.

      Cash activity during the years ended December 31, 1999, 1998 and 1997 are presented in the consolidated statement of cash flows.

      The capital of NovaStar Financial has come from

        a private placement offering of preferred stock, raising net proceeds of $47 million.

        an initial public offering of common stock, raising net proceeds of $67 million, and a private offering of convertible preferred stock, raising net proceeds of $29 million.

      NovaStar Financial uses capital when financing loans on a long-term basis. Under short-term financing arrangements, NovaStar can borrow up to the lessor of 98% of the face amount or 95% of the market value of the loans it owns. In long-term financing (i.e. in the form of asset-backed bonds) NovaStar can finance approximately 95% of the market value of the loans. NovaStar must use its own capital resources to "finance" the difference between the financed portion and the full loan cost.

      During 1999, most of the loans originated by NovaStar Mortgage were sold to third parties. In doing so, NovaStar does not use capital. In fact, if the sales prices are above the full cost to originate loans, this method of operation will generate capital for NovaStar.

      During 2000, management expects to finance half of the loans produced by NovaStar Mortgage. The remainder will be sold to third parties. NovaStar currently has excess capital available to support this mode of operation during 2000. When NovaStar Financial fully deploys its capital, management expects to either raise more equity from the capital markets or sell enough loans so that it operates without the need for additional capital.

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

      The Year 2000

      NovaStar Financial and NovaStar Mortgage have not experienced any disruption of service or other problems regarding Year 2000. All internally developed software, specifically the internally developed loan origination and database systems are functioning properly in the Year 2000. All purchased and leased computer software and computer software used by market counterparties and vendors, including the loan servicing system provided by Alltel, the accounting system provided by Baan/CODA, and systems used and provided by First Union National Bank, our significant banking and lending counterparty, are functioning properly in the Year 2000. Management estimates it incurred less than $75,000 in costs in carrying out its year 2000 compliance plan.

      Item 8. Financial Statements and Supplementary Data

      NOVASTAR FINANCIAL, INC.
      CONSOLIDATED BALANCE SHEETS
      (dollars in thousands)

	December 31,
	1999	1998
Assets
Cash and cash equivalents	$2,395	$—
Mortgage loans	620,406	945,798
Mortgage securities —available-for-sale	6,775	—
Accrued interest receivable	12,452	17,608
Assets acquired through foreclosure	16,891	10,583
Advances to and investment in NFI Holding Corporation	29,208	20,650
Amounts due from founders	1,153	961
Other assets	1,230	2,154

Total assets	$690,510	$997,754

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$586,868	$909,944
Dividends payable	525	2,845
Accounts payable and other liabilities	1,803	2,157

Total liabilities	589,196	914,946

Commitments and contingencies

Stockholders' equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding as of December 31, 1999	43	—
Common stock, 8,130,069 shares issued; 7,460,523 and 8,130,069 shares outstanding, respectively	81	81
Additional paid-in capital	151,173	122,180
Accumulated deficit	(41,502)	(32,804)
Accumulated other comprehensive income	242	—
Cost of treasury stock, 673,400 as of December 31, 1999	(1,877)	—
Notes receivable from founders	(6,846)	(6,649)

Total stockholders' equity	101,314	82,808

Total liabilities and stockholders' equity	$690,510	$997,754

      See notes to consolidated financial statements.

      NOVASTAR FINANCIAL, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS
      (In thousands, except per share amounts)

	For the Year Ended December 31,

	1999	1998	1997
Interest income:
Mortgage loans	$66,324	$76,751	$25,154
Mortgage securities	389	23,996	11,807

Total interest income	66,713	100,747	36,961
Interest expense	46,758	80,794	28,185

Net interest income	19,955	19,953	8,776
Prepayment penalty income	3,143	1,985	414
Provision for credit losses	(22,078)	(7,430)	(2,453)
Premiums for mortgage loan insurance	(1,731)	(744)	—
Loan servicing fees paid to NovaStar Mortgage, Inc.	(3,886)	(3,803)	(505)
Other loan servicing fees	—	—	(635)

Net portfolio income (loss)	(4,597)	9,961	5,597
Gain (loss) on sales of mortgage assets	351	(14,962)	51
Loss on termination of interest rate agreements	—	(7,977)	—
Other income	801	1,203	290
Equity in net income (loss) of NFI Holding Corporation	88	(2,984)	28
General and administrative expenses:
Compensation and benefits	1,804	1,785	839
Office administration	804	903	299
Professional and outside services	801	1,117	676
Net fees for other services provided by NovaStar Mortgage	145	2,683	3,650
Other	181	574	554
Forgiveness of notes receivable from founders	—	—	1,083

Total general and administrative expenses	3,735	7,062	7,101

Net loss	$(7,092)	$(21,821)	$(1,135)

Dividends on preferred shares	$ 1,606	$—	$—

Net loss available to common shareholders	$(8,698)	$(21,821)	$(1,135)

Basic and diluted loss per share	$(1.08)	$(2.71)	$ (0.26)

Weighted average basic and diluted shares outstanding	8,032	8,057	4,430

      See notes to consolidated financial statements.

      NOVASTAR FINANCIAL, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      (Dollars in thousands, except share amounts)

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Forgivable Notes Receivable from Founders	Total Stockholders' Equity
Balance, January 1, 1997	$36	$2	$49,910	$(302)	$(16)	$—	$(3,250)	46,380
Private placement issuance costs	—	—	(48)	—	—		—	(48)
Proceeds from initial public offering of common stock, net of issuance costs of $5,848	(36)	76	67,216	—	—	—	—	67,256
Exercise of stock options	—	—	6	—	—	—	—	6
Dividends on convertible preferred stock ($0.18 per share)	—	—	—	(639)	—	—	—	(639)
Dividends on common stock ($0.10 per share)	—	—	—	(783)	—	—	—	(783)
Forgiveness of founders' notes receivable	—	—	—	—	—	—	1,083	1,083

Comprehensive income (loss):
Net loss				(1,135)	—			(1,135)
Other comprehensive income (loss) –change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments of $51 for gains included in net loss				—	4,369			4,369

Total comprehensive income (loss)				(1,135)	4,369			3,234

Balance, December 31, 1997	—	78	117,084	(2,859)	4,353	—	(2,167)	116,489
Initial public offering of common stock issuance costs	—	—	(88)	—	—	—	—	(88)
Exercise of stock options and warrants	—	3	5,184	—	—	—	(4,350)	837
Interest accrued on notes receivable from founders, net of payments	—	—	—	—	—	—	(132)	(132)
Dividends on common stock ($1.00 per share)	—	—	—	(8,124)	—	—	—	(8,124)

Comprehensive loss:
Net loss				(21,821)	—			(21,821)
Other comprehensive loss–change in unrealized gain (loss) on available-for-sales securities, net of reclassification adjustments of $15,268 for losses included in net loss				—	(4,353)			(4,353)

Total comprehensive loss				(21,821)	(4,353)	—		(26,174)

Balance, December 31, 1998	—	81	122,180	(32,804)	—	—	(6,649)	82,808
Proceeds from preferred stock issuance, net of costs of $1,323	43	—	28,635	—	—	—	—	28,678
Exercise of stock options and warrants	—	—	8	—	—	—	—	8
Warrants issued	—	—	350	—	—	—	—	350
Treasury stock purchase, 630,400 shares	—	—	—	—	—	(1,877)	—	(1,877)
Interest accrued on notes receivable from founders, net of payments	—	—	—	—	—	—	(197)	(197)
Dividends on preferred stock ($0.37 per share)	—	—	—	(1,606)	—	—	—	(1,606)

Comprehensive income (loss):
Net loss				(7,092)	—			(7,092)
Other comprehensive income–change in unrealized gain (loss) on available-for-sales securities				—	242			242

Total comprehensive income (loss)				(7,092)	242			(6,850)

Balance, December 31, 1999	$43	$81	$151,173	$(41,502)	$242	$(1,877)	$(6,846)	$101,314

      NOVASTAR FINANCIAL, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (In thousands)

	For the Year Ended December 31,
	1999	1998	1997
Cash flow from operating activities:
Net loss	$(7,092)	$(21,821)	$(1,135)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of premiums on mortgage assets	8,088	7,620	3,440
Amortization of deferred debt costs	2,271	4,562	93
Provision for credit losses	22,078	7,430	2,453
Forgiveness of notes receivable from founders	—	—	1,083
Equity in net loss (income) of NFI Holding Corporation	(88)	2,984	(28)
Losses (gains) on sales of mortgage assets	(351)	14,962	(51)
Loss on terminations of interest rate agreements	—	7,977	—
Change in:
Accrued interest receivable	5,156	(6,807)	(10,772)
Other assets	73	(1,638)	(3,780)
Other liabilities	(300)	(9,219)	3,223

Net cash provided by (used in) operating activities	29,835	6,050	(5,474)
Cash flow from investing activities:
Mortgage loans purchased from NovaStar Mortgage, Inc.	—	(556,158)	(417,752)
Mortgage loans purchased from others	—	—	(219,995)
Mortgage loans sold to others	4,932	8,307	—
Mortgage loan repayments	260,109	161,237	43,287
Sales of assets acquired through foreclosure	24,228	6,815	—
Purchases of available-for-sale securities	—	(375,051)	(659,415)
Settlement of amounts due to brokers	—	—	(13,255)
Proceeds from sales of available-for-sale securities	—	705,906	110,067
Proceeds from paydowns on available-for-sale securities	882	165,233	48,694
Investment in NFI Holding Corporation	(7,000)	(990)	(1,980)
Net change in advances to NFI Holding Corporation	(8,127)	(15,868)	(2,653)

Net cash provided by (used in) investing activities	275,024	99,431	(1,113,002)
Cash flow from financing activities:
Proceeds from issuance of collateralized mortgage obligations	—	665,000	424,674
Payments on collateralized mortgage obligations	(307,318)	(179,851)	(13,596)
Debt issuance costs paid on collateralized mortgage obligations	—	(2,821)	(2,304)
Change in short-term borrowings	(18,029)	(581,693)	596,693
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	28,686	(54)	67,214
Treasury stock purchases	(1,877)	—	—
Dividends paid on preferred stock	(1,081)	—	—
Dividends paid on common stock	(2,845)	(6,062)	(639)

Net cash provided by (used in) financing activities	(302,464)	(105,481)	1,072,042

Net increase (decrease) in cash and cash equivalents	2,395	—	(46,434)
Cash and cash equivalents, beginning of year	—	—	46,434

Cash and cash equivalents, end of year	$2,395	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,397	$80,604	$27,436

Note received in exchange for options exercised by founders	$—	$4,591	$—

Issuance of warrants	$350	$813	$—

Dividends payable	$525	$2,845	$783

Assets acquired through foreclosure	$30,966	$17,242	$156

      See notes to consolidated financial statements.

      NOVASTAR FINANCIAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      December 31, 1999

      Note 1. Summary of Significant Accounting Policies

      NovaStar Financial, Inc. (the Company) is a Maryland corporation formed on September 13, 1996. The Company manages a portfolio of mortgage assets primarily consisting of non-conforming mortgage loans.

      Financial Statement Presentation The Company's financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgements of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, and establishing the fair value of its mortgage securities. While the financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ from those estimates. For example, it is possible that credit losses or prepayments could rise to levels that would adversely affect profitability if those levels were sustained for more than brief periods.

      The Company owns 100% of the common stock of three special purpose entities—NovaStar Assets Corporation, NovaStar Mortgage Funding Corporation and NovaStar Certificates Financial Corporation. The Company formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of the Company include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company also owns 100% of the nonvoting preferred stock of NFI Holding Corporation, for which it receives 99% of any dividends paid by NFI Holding Corporation. The founders of the Company own 100% of the common stock of NFI Holding Corporation and serve as officers and directors of NFI Holding Corporation and its subsidiaries. The Company accounts for its investment in NFI Holding Corporation using the equity method. The preferred stock was purchased in February 1997 for $1,980,000 and the Company contributed $7,000,000 and $990,000 of capital to NFI Holding Corporation during 1999 and 1998, respectively.

      NFI Holding Corporation owns 100% of the outstanding common stock of NovaStar Mortgage. NovaStar Mortgage originated a substantial portion of the non-conforming residential mortgage loans owned by the Company and services all of the loans owned by the Company.

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

      The Company maintains an allowance for probable credit losses inherent in the portfolio at the balance sheet date. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current and projected economic conditions, the makeup of the portfolio based on credit grade, loan to value, delinquency status, Company purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off.

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

      Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No. 65 and 115, and requires entities to classify retained mortgage-backed securities after the securitization of mortgage loans held for sale in accordance with SFAS No. 115. However, a mortgage banking enterprise must classify retained mortgage-backed securities that it commits to sell before or during the securitization process as trading securities. The adoption of SFAS No. 134 did not result in an adjustment to assets, liabilities, stockholders' equity or net loss.

      Assets Acquired Through Foreclosure Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at time of foreclosure are charged to the allowance for credit losses. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income.

      Transfers of Assets The Company uses the financial components approach when accounting for transfers of mortgage loans in repurchase and securitization transactions. When the Company retains control over the loans, repurchase and securitization transactions are accounted for as secured borrowings rather than as sales. The borrowings under repurchase agreements and collateralized mortgage obligations included in the accompanying consolidated balance sheets represent the remaining principal amount of funds received in the transfer.

      Stock-based Compensation Compensation expense for services the Company receives as consideration for stock issued through its employee stock option plans is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay.

      Income Taxes The Company intends to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. Therefore, the Company, and its qualified REIT subsidiaries, will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of assets and sources of income. In addition, a REIT must distribute at least 95% of its annual taxable income to its stockholders. If in any tax year, the Company does not qualify as a REIT, it will be taxed as a corporation and distributions to stockholders will not be deductible in computing taxable income. If the Company fails to qualify as a REIT in any tax year, it will not be permitted to qualify for the succeeding four years. The most significant difference between GAAP earnings and taxable income relates to provisions made allowance for credit losses, which are not deductible for income tax purposes. NFI Holding Corporation has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries.

      Loss Per Share Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options and warrants on the Company's common stock have been exercised and the convertible preferred stock is converted, unless the exercise would be anti-dilutive.

      Financial Instruments with Off-balance-sheet Risk The Company has entered into interest rate swap and cap agreements designed to, in effect, alter the interest rates on its funding costs to more closely match the yield on interest-earning assets. Net income earned from or expense incurred on interest rate swap and cap agreements is accounted for on the accrual method and is recorded as an adjustment of interest expense. The gain or loss on early termination, sale or disposition of an interest rate swap or cap agreement is recognized in current earnings if the matched funding source is also extinguished. If the matched funding source is not extinguished, the unrealized gain or loss on the related interest rate swap or cap agreement is deferred and amortized as a component of interest expense over the remaining term of the matched funding source. Unmatched swap or cap agreements are recorded at fair value with changes in the unrealized gains or losses recorded in current earnings.

      Segment Information Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has one reportable operating segment. The adoption of SFAS No. 131 did not result in an adjustment to assets, liabilities, stockholders' equity or net loss.

      New Accounting Pronouncements During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. Generally, SFAS No. 133 provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedge asset or liability that is attributable to the hedge risk or the earnings effect of the hedge forecasted transaction. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133 was issued in June 1999 and postponed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a material impact on the financial statements of the Company.

      Reclassifications Certain reclassifications of prior year amounts have been made to conform to current year presentation.

      Note 2. Mortgage Loans

      Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31 (in thousands).

	1999	1998
Outstanding principal	$618,822	$928,503
Net unamortized premium	12,689	20,868

Amortized cost	631,511	949,371
Allowance for credit losses	(11,105)	(3,573)

	$620,406	$945,798

      Activity in the allowance for credit losses is as follows, for the three years ended December 31, 1999 (in thousands).

	1999	1998	1997
Balance, January 1	$ 3,573	$ 2,313	$ —
Provision for credit losses	22,078	7,430	2,453
Amounts charged off, net of recoveries	(14,546)	(6,170)	(140)

Balance, December 31	$ 11,105	$ 3,573	$ 2,313

      All mortgage loans serve as collateral for various borrowing arrangements as discussed in Note 4. The weighted-average interest rate on these loans at December 31, 1999 and 1998 was 10.3% and 10.2%, respectively.

      Collateral for 16%, 14% and 7% of the mortgage loans outstanding as of December 31, 1999 was located in California, Florida and Washington, respectively. The Company has no other significant concentration of credit risk.

      Note 3. Mortgage and Other Securities

      As of December 31, 1999, available-for-sale mortgage securities consisted of the Company's investment in the subordinated and interest-only bond portions of NovaStar Mortgage Funding Trust, Series 99-01 (NMFT 99-01). NovaStar Mortgage issued NMFT 99-01, a Real Estate Mortgage Investment Conduit, during January 1999. The primary (A-class) bonds were sold to parties independent of the Company or its affiliates. The Company purchased the subordinated (B-class) and interest-only bonds from NovaStar Mortgage in September 1999. For the issuance of NMFT 99-01, NovaStar Mortgage combined $165 million in non-conforming mortgage loans and issued $160 million in asset-backed bonds. No active trading market for the purchase and sale of residuals exists. Therefore, management estimates the value the security by discounting the expected future cash flow of the collateral and bonds.

      The original estimated fair value of the interests retained by NovaStar Mortgage was $9,700,000. In estimating the value of the retained interests, management assumed prepayment rates ranging from 35 to 45 CPR, an annual constant default rate of 70 basis points and a discount rate of 16.5%. The original securitization generated a gain for NovaStar Mortgage of $1,600,000.

      As of December 31, 1999, the fair value of the residual interest owned by the Company was estimated using annual constant prepayment rates ranging from 35 to 45, an annual constant default rate of 70 basis points and a discount rate of 20%.

      Before December 31, 1998, the Company owned mortgage-backed securities issued by government agencies and corporate bonds. Gross gains and losses on sales of these securities were as follows (in thousands).

	Year Ended December 31,
	1998	1997
Gross gains	$ 222	$51
Gross losses	15,490	—

Gains (losses) on the sale of mortgage and other securities	$(15,268)	$51

      Note 4. Borrowings

      Collateralized Mortgage Obligations (CMOs) The Company issued CMOs secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held as collateral for CMOs are recorded as assets of the Company and the CMOs are recorded as debt. Interest and principal on each CMO is payable only from principal and interest on the underlying mortgage loans collateralizing the CMO. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the CMO, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35% of their original amounts for issue 97-01 and 25% on 97-02, 98-01 and 98-02. Following is a summary of outstanding CMOs (dollars in thousands):

	Collateralized Mortgage Obligation		Mortgage Loans
	Remaining Principal	Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of December 31, 1999:
NovaStar Home Equity Series:
Issue 1997-1	$75,580	6.94%	$87,534	11.04%	—
Issue 1997-2	95,053	6.72	104,851	10.90	12
Issue 1998-1	186,493	6.55	200,625	10.08	22
Issue 1998-2	231,969	6.71	244,109	9.97	29
Unamortized debt issuance costs, net	(2,227)

	$586,868

As of December 31, 1998:
NovaStar Home Equity Series:
Issue 1997-1	$163,419	5.88%	$174,516	10.56%	11
Issue 1997-2	164,496	5.88	173,858	10.37	24
Issue 1998-1	268,152	5.69	277,776	10.01	34
Issue 1998-2	300,161	5.74	306,807	9.95	41
Unamortized debt issuance costs, net	(4,284)

	891,944

(A) Includes assets acquired through foreclosure.

      Short-term Financing Arrangements The Company is a co-borrower with NovaStar Mortgage under warehouse lending and master repurchase agreements with First Union National Bank. The Company and NovaStar Mortgage can borrow up to $75 million under the warehouse lending agreement and $175 million under the master repurchase agreement ($300 million as of December 31, 1998). As of December 31, 1999 and 1998, the Company had no borrowings outstanding and NovaStar Mortgage had borrowings of $78,448,000 and $203,341,000 outstanding under these arrangements, respectively. Borrowings under these arrangements are secured by mortgage loans owned by NovaStar Mortgage. The interest rate on borrowings under the warehouse lending arrangement is indexed to the Federal funds rate. Under the master repurchase agreement, borrowings are indexed to one-month LIBOR. These agreements expire on June 1, 2000. Upon expiration, the Company expects to renew these arrangements on substantially the same terms.

      Under the terms of two additional repurchase agreements entered in February 1999, the Company and/or NovaStar Mortgage can borrow up to $25 million from First Union National bank secured by residual interests in CMOs issued by the Company, its affiliates or subsidiaries. Borrowings under these arrangements bear interest at one-month LIBOR plus 5%. These agreements expire on December 17, 2001. No amounts were outstanding under these agreements as of December 31, 1999. In connection with the execution of the financing agreements with First Union, the Company issued First Union warrants for the purchase of the Company's stock (see Note 7.).

      The Company is also a co-borrower under a warehouse lending agreement with GMAC/Residential Funding Corporation (GMAC/RFC). The Company and/or NovaStar Mortgage can borrow up to $50 million under this agreement. No amounts were outstanding under this agreement as of December 31, 1999. Future borrowings will be secured by mortgage loans owned by the Company or NovaStar Mortgage and will bear interest at a rate indexed to one-month LIBOR. The agreement expires on December 27, 2000.

      As of December 31, 1998, the Company had a short-term financing arrangement with GMAC/RFC secured by residual interests in the Company's CMOs. In 1998, the Company borrowed $15 million from GMAC/RFC. The $15 million in principal and a $3 million fee are included in borrowings in the accompanying December 31, 1998 consolidated balance sheet. As discussed in Note 7, in connection with the agreement, the Company issued warrants to GMAC/RFC for the purchase of the Company's stock. The financing fee and the estimated value of the warrants ($813,000) were recognized as additional interest expense in 1998. All amounts were repaid in February 1999.

      Average daily balances for short-term borrowings of the Company were as follows (in thousands).

	1999	1998
Repurchase agreements secured by mortgage loans	$—	$118,380
Borrowings under warehouse lines of credit	—	14,991
Other short-term borrowings	4,206	3,945
Repurchase agreements secured by mortgage securities	—	392,859

      All short-term financing arrangements require the Company and NovaStar Mortgage to maintain minimum tangible net worth, meet equity ratio tests and comply with other customary debt covenants. The Company and NovaStar Mortgage comply with all debt covenants.

      Note 5. Financial Instruments with Off-balance-sheet Risk

      The Company's interest rate cap agreements result in off-balance-sheet risk. These instruments involve, to varying degrees, elements of credit and market risk in addition to the amount recognized in the financial statements.

      Credit Risk The Company's exposure to credit risk on interest rate cap agreements is limited to the cost of replacing contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and through legal scrutiny of agreements. Before engaging in negotiated derivative transactions with any counterparty, the Company has in place fully executed written agreements. Agreements with counterparties also call for full two-way netting of payments. Under these agreements, on each payment exchange date all gains and losses of counterparties are netted into a single amount, limiting exposure to the counterparty to any net positive value.

      Market Risk The potential for financial loss due to adverse changes in market interest rates is a function of the sensitivity of each position to changes in interest rates, the degree to which each position can affect future earnings under adverse market conditions, the source and nature of funding for the position, and the net effect due to offsetting positions. The synthetic product of these transactions is a "matched" position for the Company. The combination of off-balance-sheet instruments with on-balance-sheet liabilities leaves the Company in a market risk position that is designed to be a better position than if the derivative had not been used in interest rate risk management. Derivatives instruments used in matched transactions as described above are classified as derivatives held for purposes other than trading. No derivatives were held for trading purposes during the three years ended December 31, 1999.

      Other Risk Considerations The Company is cognizant of the risks involved with financial derivatives. The Company's policies and procedures seek to mitigate risk associated with the use of financial derivatives in ways appropriate to its business activities, considering its risk profile as a limited end-user.

      Information regarding the Company's financial instruments with off-balance-sheet risk is as follows (dollars in thousands).

		Unrealized		Weighted Days to Maturity	Cap Rate
	Notional Value	Gains	Losses
As of December 31, 1999:
Interest rate cap agreements	$430,000	$778	$—	578	6.45%

As of December 31, 1998:
Interest rate cap agreements	$625,000	$—	$2,483	734	6.27%

      During the three years ended December 31, 1999, the Company recognized $2,254,000, $2,891,000 and $1,047,000, respectively, in interest expense relating to off-balance-sheet financial instruments. In 1998, the Company terminated interest rate agreements with an aggregate notional value of $469 million because of the sale of the Company's portfolio of mortgage securities and repayment of the related financing under repurchase agreements, incurring net losses of $7,977,000.

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

      The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands).

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Mortgage loans	$620,406	$612,144	$ 945,798	$950,808
Mortgage securities	6,775	6,775	—	—
Financial liabilities:
Collateralized mortgage obligations	586,868	587,245	891,944	883,000
Other borrowings	—	—	18,000	18,000
Off-balance-sheet financial instruments	594	1,372	1,157	(1,326)

      Market quotations were used to estimate the fair value of mortgage securities. The fair value of all other financial instruments is estimated by discounting projected future cash flows, including projected prepayments for mortgage assets, at current market rates. The fair value of cash and cash equivalents and accrued interest receivable and payable approximates its carrying value.

      Note 7. Stockholders' equity

      On December 1, 1997, the Company completed an initial public offering of its common stock issuing 4,059,000 shares and receiving net proceeds of $67 million. In connection with the initial public offering, 3,649,999 shares of previously issued convertible preferred stock were converted into a like number of shares of common stock.

      On March 29, 1999, the Company completed a private placement of preferred stock by issuing 4,285,714 shares of class B, 7% cumulative convertible preferred stock for $7 per share and received net proceeds of $28.7 million. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock and is redeemable for $7 per share by the Company any time after March 31, 2002.

      As of December 31, 1999, the Company has the following warrants outstanding for the purchase of Company common stock.

Quantity	Exercise Price	Expiration Date
4,014,800	$11.62	2001
350,000	6.94	2002
812,731	4.56	2003

5,177,531

      The founders of the Company were issued 261,866 of the warrants expiring in 2001 (see Note 8.) The warrants that expire in 2002 and 2003 were issued to First Union and GMAC/RFC, respectively, in connection with the execution of short-term financing arrangements as discussed in Note 4.

      Note 8. Transactions with Founders

      In connection with the initial formation and capitalization of the Company, its founders acquired 216,666 shares of common stock and warrants to acquire 216,666 additional shares for $15.00 in exchange for forgivable promissory notes. Pursuant to the terms of the original warrant agreement, the exercise price of the warrants was reduced to $11.62 upon the Company's subsequent issuance of warrants to unrelated entities at exercise prices lower than $15.00. The notes bear interest at 8% and are secured by the shares and warrants. Interest is payable quarterly and the notes mature December 31, 2001. The principal is payable in three equal tranches. Payment of principal on each tranche will be forgiven if the Company meets certain incentive targets. During 1997, the first incentive target was met resulting in the forgiveness of one-third of the note and the recognition of compensation expense in 1997 of $1,083,000. The incentive targets were not met in 1998 or 1999 and, accordingly, no debt forgiveness incurred in those years.

      During 1998, the founders exercised options to acquire 289,332 shares of common stock in exchange for non-recourse promissory notes aggregating $4,340,000. The notes bear interest at one-month LIBOR plus 1%, are secured by the shares of common stock and mature at the earlier of the founders' employment termination or the sale of the stock.

      The notes have been recorded in the accompanying consolidated balance sheets as a contra-equity account. Accrued interest related to the forgivable notes is recorded as amounts due from founders. The accrued interest related to the non-recourse notes is recorded as an additional component of the contra-equity account. The following table summarizes amounts of these notes as of December 31 (in thousands).

	1999	1998
Notes receivable from founders:
Forgivable	$2,167	$2,167
Non-recourse	4,340	4,340
Accrued interest	339	142

Total	$6,846	$6,649

      The Company advanced funds to the founders for the payment of their personal tax liability arising from the forgiveness of the first tranche of the forgivable notes, as discussed above. The founders have issued notes payable to the Company for the repayment of the tax liability, interest accrued on the forgivable notes through December 31, 1997 and notes payable for the founders' contributions to NFI Holding capital in 1999. Amounts due from founders outstanding as of December 31, 1999 and 1998 are shown below (in thousands).

	1999	1998
Amounts due from founders:
Founders' personal tax liability	$ 584	$584
Interest on notes receivable from founders through December 31, 1997	260	260
Accrued interest on amounts due from founders	239	117
Advances for capitalization of NFI Holding	70	—

Amounts due from founders	$ 1,153	$ 961

      Interest income recorded by the Company related to the notes aggregated $496,000, $441,000 and $260,000 in 1999, 1998 and 1997, respectively. Interest paid by the founders aggregated $177,000 and $199,000 in 1999 and 1998, respectively.

      Note 9. Stock Option Plan

      The Company's 1996 Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards, and dividend equivalent rights (DERs). ISOs may be granted to the officers and employees of the Company. NQSOs and awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for issuance is equal to 10 % of the Company's outstanding common. Unless previously terminated by the Board of Directors, the Plan will terminate on September 1, 2006.

      All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options vest over four years and expire ten years after the date of grant. The following table summarizes option activity under the 1996 Plan for 1999, 1998 and 1997, respectively:

	1999		1998		1997

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at the beginning of year	384,060	$13.37	557,472	$15.22	334,332	$ 13.24
Granted	119,000	6.94	148,000	9.38	225,640	18.00
Exercised	(3,750)	1.67	(300,582)	14.51	(2,500)	2.50
Canceled	(141,590)	16.39	(20,830)	18.00	—	—

Outstanding at the end of year	357,720	$10.16	384,060	$13.37	557,472	$15.22

Exercisable at the end of year	141,890	$11.10	61,685	$15.70	298,082	$14.61

      Pursuant to a resolution of the Company's compensation committee of the Board of Directors dated December 21, 1999, the exercise price for 104,000 stock options issued to employees was decreased to $7.00. These options are included in the granted and canceled amounts during 1999 in that above table. Of these, 69,000 were issued originally in 1997 with an exercise price of $18.00 per share and 35,000 in 1998 at an exercise price of $17.01 per share. No changes were made to the vesting periods or expiration dates. The market price of the Company's stock was below the adjusted exercise price of the options as of the adjustment date and through December 31, 1999. Therefore, no compensation expense was recorded. If the price of the Company's stock exceeds $7.00 per share in future periods, the Company will record compensation expense.

      Certain options granted during 1998 and 1997 were granted with DERs. Under the terms of the DERs, a recipient is entitled to receive additional shares of stock upon the exercise of options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend date. The accrued DERs convert to shares based on the stock's fair value on the dividend declaration date. Certain of the options exercised in 1999 and 1998 had DERs attached to them. As a result of these exercises, an additional 104 and 641 shares of common were issued in 1999 and 1998, respectively. No DERs were converted to common stock upon the exercise of options in 1997. As discussed in Note 8, the Company's two founders exercised options to acquire 289,332 shares of common stock in 1998.

      The following table presents information on stock options outstanding as of December 31, 1999.

	Outstanding			Exercisable

Exercise Price	Quantity	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$0.01 - $2.50	22,500	6.86	$1.81	13,750	$1.82
$5.88 - 7.00	217,000	8.53	6.69	67,750	6.78
$18.00 -$20.81	118,220	7.87	18.12	60,390	18.06

	357,720	8.20	$10.16	141,890	$11.10

      In accordance with generally accepted accounting principles, the Company has chosen to not record the fair value of stock options at their grant date. If the expense had been recorded the Company's diluted loss per share for the three years ended December 31, 1999 would have been $(1.10), $(2.72) and $(0.26). The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

	1999	1998	1997
Weighted average:
Fair value	$2.39	$4.47	$ —
Expected life in years	7	7	7
Annual risk-free interest rate	6.0%	5.1%	6.5%
Volatility	4.1	4.0	—
Dividend yield	5.0%	5.0%	8.0%

      Note 10. Income Taxes

      The Company has elected to be taxed as a REIT and accordingly has deducted for income tax purposes, all dividends paid on its common and preferred stock. Because the Company has paid or will pay dividends in amounts approximating its taxable income or has incurred net operating losses, no provision for income taxes has been provided in the accompanying financial statements.

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

      Note 12. Transactions With and Condensed Financial Statements of NFI Holding Corporation and Subsidiaries

      NFI Holding Corporation and its subsidiaries had no operations, revenues or expenses before February 1997, when NovaStar Mortgage began originating subprime mortgage loans through a network of wholesale brokers and correspondents. Effective July 15, 1997, NovaStar Mortgage began servicing mortgage loans on behalf of the Company.

      Under the terms of loan servicing agreements, NovaStar Mortgage services loans owned by the Company. Individual agreements have been executed for each pool of loans serving as collateral for the Company's CMOs. A separate agreement exists between the Company and NovaStar Mortgage for those loans that do not serve as collateral for CMOs.

      Under the terms of an administrative outsourcing services agreement, the Company paid NovaStar Mortgage a fee for providing certain services, including the development of loan products and information systems, underwriting, funding, and quality control. The agreement was terminated effective March 31, 1999.

      Effective April 1, 1999, the Company entered an intercompany loan and guarantee agreement with NovaStar Mortgage. Under the terms of this agreement, NovaStar Mortgage pays interest on amounts it borrows from the Company. As of December 31, 1999 and 1998, NovaStar Mortgage had $27,663,000 and $48,486,000 in borrowings from the Company outstanding, respectively. Interest on the borrowings accrues at the Federal funds rate plus 1.75%. In addition, NovaStar Mortgage is required to pay guaranty fees in the amount 0.25% of the loans sold by NovaStar Mortgage for which the Company has guaranteed the performance of NovaStar Mortgage.

      During, 1997 and 1998, the Company and NovaStar Mortgage were parties to a mortgage loan purchase and sale agreement. Under the terms of the agreement, the Company purchased mortgage loans originated by NovaStar Mortgage at prices that varied with the nature and terms of the underlying mortgage loans. The agreement was modified effective January 1, 1998 to include a purchase commitment fee. If NovaStar Mortgage chose to retain the mortgage loans it originated or sold them to third parties, it paid a fee to the Company for not delivering its loan production under the purchase commitment. During 1998, NovaStar Mortgage originated loans with a principal amount of $870 million, of which the Company acquired $541 million. During 1997, NovaStar Mortgage originated loans with a principal amount of $735 million, all acquired by the Company.

      Following is a summary of the fees, in thousands, paid to and received from NovaStar Mortgage.

	Year Ended December 31,

	1999	1998	1997
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$3,886	$3,803	$505

Administrative fees, net of guaranty fees	$1,258	$7,800	$3,650
Amounts received from NovaStar Mortgage:
Intercompany interest income	(1,113)	—	—
Purchase commitment fee	—	(5,117)	—

	$ 145	$2,683	$3,650

      NFI Holding Corporation has no operations of its own and, therefore, its consolidated financial statements generally reflect the operations of NovaStar Mortgage. Following are the condensed consolidated balance sheet and statement of operations of NFI Holding Corporation (in thousands):

NFI Holding Corporation Condensed Consolidated Balances Sheets
	December 31,

	1999	1998
Assets
Cash and cash equivalents	$ 1,466	$ 5,759
Mortgage loans	107,916	216,839
Other assets	10,061	6,608

Total assets	$119,443	$229,206

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$ 78,448	$ 203,341
Due to NovaStar Financial, Inc.	22,161	20,637
Accounts payable and other liabilities	11,787	5,215

Total liabilities	112,396	229,193

Stockholders' equity	7,047	13

Total liabilities and stockholders' equity	$119,443	$229,206

	Year Ended December 31,		For the period from February 6, 1997 (inception) to December 31, 1997

	1999	1998
Interest income	$11,473	$11,812	$ 1,136
Interest expense	5,942	7,501	945

Net interest income	5,531	4,311	191
Provision for credit losses	860	210	—

Net interest income after provision for credit losses	4,671	4,101	191
Other income:
Fees from third parties	905	2,829	1,271
Fees received from, net of paid to, NovaStar Financial, Inc.	4,032	6,486	4,155
Net gain on sales of mortgage assets	11,767	3,148	—

Total other income	16,704	12,463	5,426
General and administrative expenses	21,286	19,579	5,569

Net income (loss) before taxes	89	(3,015)	48
Income tax expense	—	—	20

Net income (loss)	$89	$(3,015)	$28

      Note 13. Condensed Quarterly Financial Information (unaudited)

      Following is condensed consolidated operating results for the Company (in thousands, except per share amounts):

	1999 Quarters				1998 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth
Net interest income	$ 6,341	$ 5,447	$ 4,489	$ 3,678	$ 5,472	$ 6,026	$6,709	$ 1,746
Provision for credit losses	2,299	3,566	5,634	10,579	1,076	1,146	1,179	4,029
Net income (loss)	1,726	1,845	(1,537)	(9,126)	1,279	1,894	2,394	(27,388)
Dividends on preferred stock	31	525	525	525	—	—	—	—
Net income (loss) available to common shareholders	1,695	1,320	(2,062)	(9,651)	1,279	1,894	2,394	(27,388)
Earnings (loss) per share	0.20	0.15	(0.25)	(1.25)	0.15	0.21	0.29	(3.36)

      INDEPENDENT AUDITORS' REPORT

      The Board of Directors
      NovaStar Financial, Inc.:

      We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaStar Financial, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

      KPMG LLP

      Kansas City, Missouri
      February 23, 2000

      Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

      PART III

      Item 10. Directors and Executive Officers of the Registrant

      Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 30, 2000, for the Annual Meeting of Shareholders to be held at May 25, 2000 at 10:00 a.m., Central Daylight Time, at the Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

      Item 11. Executive Compensation

      Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 30, 2000, for the Annual Meeting of Shareholders to be held at May 25, 2000 at 10:00 a.m., Central Daylight Time, at the Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

      Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 30, 2000, for the Annual Meeting of Shareholders to be held at May 25, 2000 at 10:00 a.m., Central Daylight Time, at the Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

      Item 13. Certain Relationships and Related Transactions.

      Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 30, 2000, for the Annual Meeting of Shareholders to be held at May 25, 2000 at 10:00 a.m., Central Daylight Time, at the Sheraton Suites, 770 West 47th Street, Kansas City, Missouri, 64111.

      PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules

          (1) The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

          (2) The required financial statement schedules are omitted because they are not applicable to NovaStar Financial.

      (b) Reports on Form 8K

        NovaStar Financial has filed no Form 8-K's during the fourth quarter of 1999.

      (c) Exhibit Listing

Exhibit No.	Description of Document

3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4****	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

4.1*	Specimen Common Stock Certificate

4.2*	Specimen Warrant Certificate

4.3****	Specimen certificate for Preferred Stock

10.1*	Purchase Terms Agreement, dated December 6, 1996, between the Registrant and the Placement Agent.

10.2*	Registration Rights Agreement, dated December 9, 1996, between the Registrant and the Placement Agent.

10.3*	Warrant Agreement, dated December 9, 1996, between the Registrant and the Holders of the Warrants Acting Through the Registrant as the Initial Warrant Agent.

10.4*	Founders Registration Rights Agreement, dated December 9, 1996, between the Registrant and the original holders of Common Stock of the Registrant.

10.5*	Commitment Letter dated October 3, 1996 from General Electric Capital Group accepted by the Registrant.

10.6*	Form of Master Repurchase Agreement for mortgage loan financing

10.7*	Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar Mortgage, Inc. and the Registrant.

10.7a***	Amendment No. 6 dated as of February 12, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.7b	Amendment No. 7 dated as of December 17, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.8*	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman.

10.9*	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson.

10.10*	Promissory Note by Scott F. Hartman to the Registrant, dated December 9, 1996.

10.11*	Promissory Note by W. Lance Anderson to the Registrant, dated December 9, 1996.

10.12*	Stock Pledge Agreement between Scott F. Hartman and the Registrant, dated December 9, 1996.

10.13*	Stock Pledge Agreement between W. Lance Anderson and the Registrant, dated December 9, 1996.

10.14*	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996.

10.15*	Administrative Services Outsourcing Agreement, dated June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.16*	Mortgage Loan Sale and Purchase Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.17*	Flow Loan Subservicing Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.18*	Certificate of Incorporation of NFI Holding Corporation.

10.19*	Agreement of Shareholders of Common Stock NFI Holding Corporation.

10.20**

      Term Loan and Security Agreement between NovaStar Certificates Financing Corporation and Reliance Funding Corporation dated as of October 13, 1998 and related agreements including Guaranty of even date by Registrant.

10.21***

      Addendum to Master Repurchase Agreement dated as of February 12, 1999 among NovaStar Financial, Inc., NovaStar Capital, Inc. and NovaStar Mortgage, Inc., as sellers, and First Union National Bank, as buyer.

10.22***

      Form of Addendum to Master Repurchase Agreement dated as of February 12, 1999 between Registrant's taxable affiliate, as seller, and First Union Bank, as buyer, with respect to the residual interest on certain asset-backed bonds.

10.23***	Warrant Agreement dated as of February 12, 1999 between the Registrant and First Union National Bank.

10.24****

      Warrant Agreement, dated as of March 10, 1999, by and between NovaStar Financial, Inc. and Residential Funding Corporation , and related Guaranty Warrant, Tag Along Warrant and Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial, Inc.

10.25****	Registration Rights Agreement, dated March 25, 1999 among NovaStar Financial and Stifel, Nicolaus & Company, Incorporated.

10.26	Warehousing Credit and Security Agreement, dated as of December 29, 1999, between NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital, Inc. and Residential Funding Corporation.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant

23.4	Consent of KPMG, LLP

27.1	Financial Data Schedule

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.
***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.
****	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.

      Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NovaStar Financial, Inc.
      (Registrant)

Date: March 20, 2000	By:	/s/ SCOTT F. HARTMAN Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer

Date: March 20, 2000	By:	/s/ W. LANCE ANDERSON W. Lance Anderson, President, Chief Operating Officer and Director

Date: March 20, 2000	By:	/s/ RODNEY E. SCHWATKEN Rodney E. Schwatken, Vice President, Controller and Treasurer (Chief Accounting Officer)

Date: March 20, 2000	By:	/s/ EDWARD W. MEHRER Edward W. Mehrer, Director

Date: March 20, 2000	By:	/s/ GREGORY T. BARMORE Gregory T. Barmore, Director

Date: March 20, 2000	By:	/s/ BART O. JOHNSON Bart O. Johnson, Director