Form 10-Q
period 2000-03-31
NOVASTAR FINANCIAL INC
filed 2000-05-12
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to  .

Commission File Number: 001-13533

NovaStar Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	74-2830661 (I.R.S. Employer Identification No.)

1901 W. 47th Place, Suite 105, Westwood, KS (Address of principal executive offices)	66205 (Zip Code)

(913) 362-1090
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

          The number of shares of the registrant’s common stock outstanding as of May 10, 2000 was 6,983,298.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

Quarter Ended March 31, 1999

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

ASSETS	March 31, 2000	December 31, 1999
	(unaudited)
Cash and cash equivalents	$ 2,345	$ 2,395
Mortgage loans	551,776	620,406
Mortgage securities—available-for-sale	6,775	6,775
Accrued interest receivable	11,860	12,452
Advances to and investment in NFI Holding Corporation	32,473	29,208
Assets acquired through foreclosure	18,446	16,891
Other assets	1,856	2,383

Total assets	$625,531	$690,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Collateralized mortgage obligations	$520,895	$586,868
Dividends payable	525	525
Accounts payable and other liabilities	2,454	1,803

Total liabilities	523,874	589,196
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding, respectively	43	43
Common stock, 8,140,698 and 8,130,069 shares issued; 7,212,298 and 7,460,523 shares outstanding, respectively	81	81
Additional paid-in capital	151,187	151,173
Accumulated deficit	(40,815)	(41,502)
Accumulated other comprehensive income	836	242
Cost of treasury stock	(2,829)	(1,877)
Notes receivable from founders	(6,846)	(6,846)

Total stockholders’ equity	101,657	101,314

Total liabilities and stockholders’ equity	$625,531	$690,510

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2000	1999
Interest income:
Mortgage loans	$12,812	$19,550
Mortgage securities	266	—

Total interest income	13,078	19,550
Interest expense	9,698	13,209

Net interest income	3,380	6,341
Prepayment penalty income	489	656
Provision for credit losses	(1,579)	(2,299)
Premiums for mortgage loan insurance	(365)	(457)
Loan servicing fees paid to NovaStar Mortgage, Inc.	(696)	(1,115)

Net portfolio income	1,229	3,126
Other income (loss)	(2)	279
Equity in net income of NFI Holding Corporation	699	551
General and administrative expenses:
Net fees for other services provided by NovaStar Mortgage, Inc.	3	1,050
Compensation and benefits	384	585
Professional and outside services	130	332
Office administration	171	208
Other	26	55

Total general and administrative expenses	714	2,230

Net income	$ 1,212	$ 1,726

Dividends on preferred shares	$ (525)	$ (31)

Net income available to common shareholders	$ 687	$ 1,695

Basic earnings per share	$ 0.09	$ 0.21

Diluted earnings per share	$ 0.09	$ 0.20

Weighted average basic shares outstanding	7,342	8,130

Weighted average diluted shares outstanding	7,352	8,638

Dividends declared per common share	$ —	$ —

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2000	1999
Net cash provided by operating activities	$ 5,486	$ 6,315
Cash flow from investing activities:
Mortgage loan repayments	59,770	61,233
Sales of assets acquired through foreclosure	6,697	3,757
Mortgage loans sold to others	—	4,545
Proceeds from paydowns on available-for-sale securities	661	—
Net change in advance to NFI Holding Corporation	(4,936)	(11,784)

Net cash provided by investing activities	62,192	57,751
Cash flow from financing activities:
Payments on collateralized mortgage obligations	(66,265)	(72,395)
Change in short-term borrowings	—	(18,029)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	14	28,761
Dividends paid on preferred stock	(525)	—
Treasury stock purchases	(952)	—

Net cash used in financing activities	(67,728)	(61,663)

Net increase (decrease) in cash and cash equivalents	(50)	2,403
Cash and cash equivalents, beginning of period	2,395	—

Cash and cash equivalents, end of period	$ 2,345	$ 2,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 9,801	$ 13,487

Issuance of warrants	$ —	$ 350

Dividends payable	$ 525	$ 2,876

Assets acquired through foreclosure	$ 6,935	$ 7,270

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 (Unaudited)

Note 1. Financial Statement Presentation

           The consolidated financial statements as of and for the periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments have been made which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1999.

           NovaStar Financial owns 100 percent of the common stock of three special purpose entities—NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. NovaStar Financial formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of NovaStar Financial include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

           NovaStar Financial owns 100 percent of the non-voting preferred stock of NFI Holding Corporation (Holding) for which it receives 99 percent of any dividends paid by NFI Holding. The founders of NovaStar Financial own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc. and NovaStar Capital, Inc. are wholly owned subsidiaries of NFI Holding. NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. NovaStar Financial accounts for its investment in Holding using the equity method.

Note 2. NovaStar Mortgage Funding Trust Series 2000-1

           On March 31, 2000, NovaStar Mortgage executed its second securitization transaction that for financial reporting and tax purposes was treated as a sale. As part of this transaction, NovaStar Mortgage sold loans of $230 million, of which $102 million will settle in June 2000, to NovaStar Mortgage Funding Trust Series (NMFT) 2000-1. In return, NMFT 2000-1 issued asset-backed bonds of $226 million. NovaStar Mortgage retained economic residual certificates issued by NMFT 2000-1, with a carrying value of $13.5 million at March 31, 2000, which NovaStar Financial purchased from NovaStar Mortgage in April 2000. Through NovaStar Financial’s indirect ownership of NFI Holding, a gain of $1.5 million was recognized on this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the preceding consolidated financial statements of NovaStar Financial and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1999.

Safe Harbor Statement

           “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this annual report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the annual report on Form 10-K for the fiscal year ended December 31, 1999. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the “Risk Management” section of the annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

           NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc. and NovaStar Capital are wholly owned subsidiaries of NFI Holding. NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. The business of NovaStar Mortgage is discussed in “Description of Business—Business of NovaStar Mortgage.” NovaStar Capital was formed to focus on acquiring non-conforming residential mortgage loans from banks, thrifts and credit unions. In February 2000, NovaStar Capital discontinued operations.

           A significant component of the financial results of NovaStar Financial are derived from the operations of NovaStar Mortgage, Inc. Key officers of NovaStar Financial also serve as officers of NFI Holding, NovaStar Mortgage and NovaStar Capital, Inc. The founders are the only members of the Board of Directors of NFI Holding, NovaStar Mortgage and NovaStar Capital. NovaStar Home Mortgage, Inc. was created in May of 1999 to provide administrative services to a select group of brokers. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation. These special purpose entities were created for the issuance of interests in real estate mortgage investment conduits commonly known as REMICs. NovaStar Financial accounts for its investment in NFI Holding using the equity method, meaning the operations of NFI Holding are not consolidated with NovaStar Financial.

Recent Developments

           Federal Tax Legislation. Recently adopted legislation will allow REITs to own directly all of the stock of taxable subsidiaries beginning in the tax year 2001. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT’s assets. Accordingly, NovaStar Financial expects to acquire all of the common stock of NFI Holding Corporation from Scott Hartman and Lance Anderson in January 2001.

           Also, effective beginning with the 2001 tax year, the minimum dividend distributions of a REIT will have to equal 90% of taxable income, down from 95% of taxable income under current law. This provision will also first be effective beginning with the 2001 tax year. These and other federal tax legislation changes and proposals are discussed further in NovaStar Financial’s Annual Report on Form 10-K under “Federal Income Tax Consequences”.

Description of Business

Business of NovaStar Financial:

•	Founded in 1996 as a specialty finance lender to invest in mortgage assets;

•	Assets have primarily come from the wholesale origination of nonconforming, single-family, residential mortgage loans of its affiliate, NovaStar Mortgage;

•	Operates as a long-term portfolio investor;

•
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

Business of NovaStar Mortgage:

•	Primary customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage’s account executives work with more than 2,000 brokers to solicit loans.

•
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

•	Loans are held for sale—either to affiliates, third parties for cash or in securitization transactions treated as sales.

Notes Receivable from Founders

           The founders of NovaStar Financial purchased 216,666 units in the 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes is divided into three equal parts, called “tranches”, and is forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal year NovaStar Financial generates a return of 15% to investors in the private placement. All three tranches will be forgiven if a return of 100% is generated within five years.

            During the period from the closing of the private placement through December 31, 1997, NovaStar Financial’s stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15%. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. NovaStar Financial has not recognized any further forgiveness of the notes since 1997 as incentive performance targets have not been met.

           In March 1998, the founders exercised options to acquire 289,332 shares of common stock by executing notes payable to NovaStar Financial. The notes bear interest at one month LIBOR plus 1%, are collateralized by the common stock issued, and are non-recourse in nature which means that NovaStar Financial’s recourse is limited to the collateral. These notes and accrued interest are classified as part of the contra-equity account, notes receivable from founders. Unpaid principal on the notes was $4,340,000 as of March 31, 2000 and December 31, 1999. Accrued interest on these notes was $339,000 as of March 31, 2000 and December 31, 1999.

Financial Condition of NovaStar Financial, Inc. as of March 31, 2000 and December 31, 1999

           NovaStar Financial’s balance sheets consist primarily of securitized mortgage loans originated by and purchased from NovaStar Mortgage, which serve as collateral for its collateralized mortgage obligations. The carrying value of mortgage loans as of March 31, 2000 was $552 million versus $620 million as of December 31, 1999. The carrying value of collateralized mortgage obligations as of March 31, 2000 was $521 million compared with $587 million as of December 31, 1999. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during the first quarter 2000.

           Mortgage Loans. Table 1 is a presentation of loans as of March 31, 2000 and December 31, 1999 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of March 31, 2000 and December 31, 1999 by state. These tables also provide details regarding the collateral outstanding on NovaStar Mortgage’s REMIC transactions, which NovaStar Financial owns the residual interests. The REMIC transactions are discussed further in the “Mortgage Loans—Available for Sale” and “Mortgage Loans Sales” sections of this document.

Table 1

Mortgage Loans by Credit Grade
(dollars in thousands)

Credit Grade	Allowed Mortgage Lates(A)	Maximum Loan- to-value		March 31, 2000			December 31, 1999
				Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value
Retained loans collateralizing asset-backed bonds:
AA	0 × 30	95		$ 78,513	9.75%	83.2%	$ 85,476	9.50%	83.2%
A	1 × 30	90		218,271	10.14	79.9	244,187	10.06	80.1
A-	2 × 30	90		131,531	10.60	82.1	149,248	10.45	81.8
B	3 × 30, 1 × 60	85		77,274	11.10	78.5	89,477	10.86	78.4
	5 × 30, 2 × 60
C	1 × 90	75		37,809	11.53	72.7	42,766	11.35	72.5
D	6 × 30, 3 × 60,	65		6,871	12.43	62.1	7,668	12.16	62.1

	2 × 90
Total on balance sheet				$550,269	10.45%	80.0%	$618,822	10.31%	80.0%

Sold loans collateralizing asset-backed bonds(A):
AAA	0 × 30	97	(B)	$ 52,445	9.51%	80.5%	$ 3,474	9.18%	80.7%
AA	0 × 30	95		59,288	9.79	84.0	27,236	9.47	84.8
A	1 × 30	90		61,179	10.00	82.1	43,119	9.86	83.1
A-	2 × 30	90		47,283	10.22	82.4	35,311	10.09	79.7
B	3 × 30, 1 × 60	85		26,238	10.66	79.7	19,612	10.59	71.9
	5 × 30, 2 × 60
C	1 × 90	75		15,063	11.18	70.8	11,405	11.09	62.1
D	6 × 30, 3 × 60,	65		2,931	12.17	62.1	3,171	12.16	81.5

	2 × 90
Total off balance sheet				$264,427	10.05%	81.2%	$143,328	10.08%	81.5%

(A)
Represents the number of times a prospective bnorrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3×30, 1×60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 2

Mortgage Loans by State
Percent of Portfolio
(based on current principal balance)

Collateral Location	Retained loans collateralizing asset- backed bonds—on balance sheet		Sold loans collateralizing asset- backed bonds—off balance sheet
	March 31, 2000	December 31, 1999	March 31, 2000	December 31, 1999
California	15%	16%	9%	7%
Florida	14	14	18	21
Washington	7	7	4	4
Texas	5	5	4	6
Oregon	4	5	2	1
Tennessee	4	3	6	5
Michigan	3	3	7	5
Ohio	3	3	5	4
All other states	45	44	45	47

Total	100%	100%	100%	100%

           Table 3 provides a summary of NovaStar Financial’s mortgage loans by type and carrying value as of March 31, 2000 and December 31, 1999.

Table 3

Carrying Value of Loans by Product/Type
March 31, 2000 and December 31, 1999
(in thousands)

Product/Type	March 31, 2000	December 31, 1999
Retained loans collateralizing asset-backed bonds—on balance sheet:
Two and three-year fixed.	$293,789	$343,193
Six-month LIBOR and one-year CMT	12,418	43,178
30/15-year fixed and balloon	244,062	232,451

Outstanding principal	550,269	618,822
Premium	11,270	12,689
Allowance for credit losses	(9,763)	(11,105)

Carrying Value	$551,776	$620,406

Carrying value as a percent of principal	100.27%	100.26%

Sold loans collateralizing asset-backed bonds—off balance sheet:
Two and three-year fixed.	$146,026	$ 78,237
Six-month LIBOR and one-year CMT	4,620	5,052
30/15-year fixed and balloon	113,780	60,038

Outstanding principal	$264,427	$143,328

           Substantially all mortgage loans are acquired at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables 4, 5, and 6 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have prepayment penalties. During the three months ended March 31, 2000, prepayment penalties collected from borrowers totaled $489,000 in comparison with $656,000 for the same period of 1999. Table 4 is an analysis of mortgage loans and prepayment penalties.

Table 4

Mortgage Loan Prepayment Penalties
March 31, 2000 and December 31, 1999 (dollars in thousands)

	Current Principal	Premium	Percent with Prepayment Penalty	Weighted Average
				Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of March 31, 2000
Retained loans collateralizing asset- backed bonds:
NHES 1997-1	$ 73,555	$ 3,455	27%	11.23%	75.4%	0.44
NHES 1997-2	82,860	1,626	37	11.04	79.4	0.50
NHES 1998-1	170,732	2,790	48	10.45	81.0	0.81
NHES 1998-2	222,739	3,379	73	9.98	81.1	1.33
All other loans	383	20	—	11.83	79.5	—

Total on balance sheet	$550,269	$11,270	54%	10.45	80.0%	0.92

Sold loans collateralizing asset-backed bonds (A):
NMFT 1999-1	$136,613	$ —	84%	10.07%	81.6%	1.82
NMFT 2000-1 (B)	127,814	—	90	10.03	80.7	2.97

Total off balance sheet	$264,427	$ —	79%	10.05%	81.2%	2.37

	Current Principal	Premium	Percent with Prepayment Penalty	Weighted Average
				Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of December 31, 1999
Retained loans collateralizing asset- backed bonds:
NHES 1997-1	$ 85,015	$ 3,942	32%	11.04%	75.5%	0.51
NHES 1997-2	101,031	1,917	35	10.90	79.3	0.55
NHES 1998-1	195,170	3,205	63	10.08	81.1	0.93
NHES 1998-2	237,223	3,606	74	9.97	81.1	1.51
All other loans	383	19	6	11.96	77.6	0.10

Total on balance sheet	$618,822	$12,689	58%	10.31%	80.0%	1.03

Sold loans collateralizing asset- backed bonds (A):
Off balance sheet NMFT 1999-1	$143,328	$ —	84%	10.08%	81.5%	2.03

(A)	NovaStar Financial owns economic residual interests. The mortgage loans are not retained on the balance sheet of NovaStar Financial.

(B)	The economic residual interests in NMFT 2000-1 were purchased by NovaStar Financial April 1, 2000.

            In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to repay their mortgage principal balances earlier than is required by the terms of their mortgages. Non-conforming borrowers, as they update their credit rating, are more likely to refinance their mortgage loan to obtain a lower interest rate.

           Prepayment rates in the table below represent the annualized principal prepayment rate in the most recent one, three and twelve month periods and over the life of the pool of loans.

Table 5

Prepayment Speeds

	Issue Date	Current Principal Balance	Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
				One- month	Three- month	Twelve- month	Life
March 31, 2000
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	October 1, 1997	$ 73,555	7	31	37	49	40
NHES 1997-2	December 11, 1997	82,860	3	46	47	46	33
NHES 1998-1	April 30, 1998	170,732	3	49	41	34	25
NHES 1998-2	August 18, 1998	222,739	3	23	20	23	18
Sold loans collateralizing asset- backed bonds:
NMFT 1999-1	January 29, 1999	$136,613	5	24	20	17	15
NMFT 2000-1	March 31, 2000	127,814	3	—	—	—	—
December 31, 1999
Retained loans collateralizing asset-backed bonds:
NHES 1997-1.	October 1, 1997	$ 85,015	7	44	42	50	40
NHES 1997-2	December 11, 1997	101,031	3	64	58	42	32
NHES 1998-1	April 30, 1998	195,170	3	47	36	29	23
NHES 1998-2	August 18, 1998	237,223	3	26	21	21	18
Sold loans collateralizing asset- backed bonds:
NMFT 1999-1.	January 29, 1999	$143,328	5	14	20	14	14

           Table 6 details the amount of premium as a percent of principal at quarter end for 2000 and 1999.

Table 6

Premium as a Percent of Principal

	Mortgage Loans	Mortgage Securities	Total Mortgage Assets
March 31, 2000.	2.05%	—%	2.05%
December 31, 1999	2.05	—	2.05
September 30, 1999	2.09	—	2.09
June 30, 1999	2.15	—	2.15
March 31, 1999.	2.22	—	2.22

            Mortgage Securities—Available-For-Sale. In September 1999, NovaStar Financial purchased NovaStar Mortgage’s economic residual certificates in NovaStar Mortgage Funding Trust Series 1999-1. As the owner of the residual certificates, NovaStar Financial receives the net cash flow of the NovaStar Mortgage Funding Trust Series 1999-1 asset-backed bonds, which represent the right to receive, over the life of the securitization, the excess of the weighted average coupon on the mortgage loan collateral over the sum of the interest rate on the bonds, a normal servicing fee, a trustee fee, insurance premiums and the credit losses relating to the loans securitized. As of March 31, 2000 and December 31, 1999, the carrying value of the NMFT 1999-1 economic residual interests was $6.8 million. This value represents the present value of the residual cashflows that NovaStar Financial expects to receive over the life of the securitization, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which management believes is an appropriate risk-adjusted market rate of return for the residual asset. The residual cashflows are realized over the life of the securitization as cash distributions are received from the trust. NovaStar Financial believes its residual asset is fairly valued as of March 31, 2000, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce the income of future periods and could cause NovaStar Financial to report net losses.

           As discussed in the “Mortgage Loan Sales” section of this document, NovaStar Mortgage sold mortgage loans of $230 million on March 31, 2000 to a Special Purpose Entity (SPE) and retained the mortgage servicing rights and the economic residual certificates issued in NovaStar Mortgage Funding Trust Series 2000-1. On April 1, 2000, NovaStar Financial purchased these economic residual certificates from NovaStar Mortgage. Methodologies and assumptions used in valuing the economic residual interest are discussed in the “Mortgage Loan Sales” section of this document.

           Key statistics, assumptions and characteristics of the NovaStar Mortgage Funding Trust Series 1999-1 and 2000-1 mortgage loan collateral and bonds as of March 31, 2000 and December 31, 1999 are included in the table below and in Tables 4, 5 and 7 of this document.

	March 31, 2000		December 31, 1999
	1999-1	2000-1	1999-1
Constant Prepayment Rate	35 to 45	25 to 30	35 to 45
Annual Constant Default Rate (basis points)	75	100	75

Discount Rate	20%	15%	20%

As a percent of mortgage loan principal
Delinquent loans (30 days and greater)	4.85%	0.62%	7.03%

Loans in foreclosure	4.32	—	3.22

Real Estate Owned	2.44	—	1.26

Cumulative losses	$652	$ —	$315

           Assets Acquired through Foreclosure. As of March 31, 2000, NovaStar Financial had 211 loans in real estate owned with a carrying value of $18.4 million (principal of $20.6 million) compared to 192 loans with a carrying value of $16.9 million (principal of $24.4 million) as of December 31, 1999.

           Short-term and Long-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated have typically been funded initially through a $75 million committed warehouse line with First Union National Bank under which NovaStar Financial and NovaStar Mortgage are co-borrowers. NovaStar Financial and NovaStar Mortgage also have a $50 million committed warehouse facility with GMAC/RFC. NovaStar Financial and NovaStar Mortgage also use repurchase agreements as a means of warehousing loans prior to securitization. First Union provides a $175 million committed facility for such purposes. First Union also provides a $25 million committed facility secured by residual interests in asset-backed bonds that is committed through December 2001. As of March 31, 2000 and December 31, 1999, NovaStar Financial had no borrowings under these facilities. Amounts outstanding under these facilities by NovaStar Mortgage as of March 31, 2000 are detailed in Table 21 of this document.

            On a long-term basis, NovaStar Financial has financed its mortgage loans using collateralized mortgage obligations commonly called CMOs. Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of its CMOs, NovaStar Financial is entitled to repurchase the mortgage loan collateral and repay the remaining CMO when their aggregate principal balance falls below 35% for issue 97-01 and 25% for issues 97-02, 98-01 and 98-02. Non-conforming mortgage loans are not readily obtainable financial assets. As a result, NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its CMO transactions as secured borrowings, rather than sales of the transferred loans. NovaStar Mortgage’s securitization transactions are treated as sales of the transferred loans.

           Under its CMOs, NovaStar Financial retains the mortgage loans and incurs the obligation to pay the CMO bondholders. NovaStar Financial earns the net spread between the interest income on the loans and the interest expense on the bonds. The spread earned also is reduced by credit losses on the portfolio. Prepayments on the mortgage loans serve to reduce the term over which interest spread is earned. The longer the mortgage collateral is outstanding, the longer the period of cash flow. To the extent the borrowers prepay, it shortens the life of the CMO and the period over which cash flow is received. The cash flow will change when interest rates on the bonds fluctuate at amounts or times that are different from the mortgage loan collateral, thereby subjecting NovaStar Financial to interest rate risk. The carrying value of CMOs as of March 31, 2000 was $521 million compared with $587 million as of December 31, 1999. The decline in carrying value is primarily a result of principal paydowns.

           The following table provides details regarding NovaStar Financial’s CMOs as of March 31, 2000 and December 31, 1999. This table also provides details regarding the bonds and collateral outstanding underlying NovaStar Financial’s economic residual interests.

Table 7

Collateralized Mortgage Obligations
March 31, 2000 and December 31, 1999
(dollars in thousands)

	Collateralized Mortgage Obligation		Mortgage Loans
	Remaining Principal	Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of March 31, 2000:
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 67,284	6.59%	$ 76,481	11.23%	—
NHES 1997-2	76,171	6.38	86,166	11.04	9
NHES 1998-1	161,505	6.20	175,705	10.45	18
NHES 1998-2	217,870	6.35	229,807	9.98	26
Unamortized debt issuance costs, net	(1,935)

Total on balance sheet	$520,895

Sold loans collateralizing asset-backed bonds:
NMFT 1999-1	$133,994	6.46%	$136,613	10.07%	52
NMFT 2000-1 (B)	226,320	6.53	127,814	10.03	66

Total off balance sheet	$360,314

	Collateralized Mortgage Obligation		Mortgage Loans
	Remaining Principal	Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of December 31, 1999:
NHES 1997-1	$ 75,580	6.94%	$ 87,534	11.04%	—
NHES 1997-2	95,053	6.72	104,851	10.90	12
NHES 1998-1	186,493	6.55	200,625	10.08	22
NHES 1998-2	231,969	6.71	244,109	9.97	29
Unamortized debt issuance costs, net	(2,227)

Total on balance sheet	$586,868

Sold loans collateralizing asset-backed bonds:
Off balance sheet NMFT 1999-1	$140,710	6.95%	$143,328	10.08%	49

(A)	Includes assets acquired through foreclosure.
(B)	NovaStar Financial purchased the residual interests in NMFT 2000-1 on April 1, 2000. Estimated collateral to be included in the NMFT 2000-1 second closing scheduled for June 2000.

           Stockholders’ Equity. The increase in NovaStar Financial’s stockholders’ equity as of March 31, 2000 compared with December 31, 1999 is a result of the following:

•	$1.2 million increase due to net income recognized for the three months ended March 31, 2000.

•
$952,000 decrease as a result of repurchases of common stock. NovaStar Financial’s Board of Directors amended its stock repurchase program during the third quarter of 1999 to increase the amount of common stock authorized to be acquired up to an aggregate purchase price of $5 million. Stock repurchases may be made in the open market, in block purchase transactions, through put options or through privately negotiated transactions. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions and corporate requirements. As of March 31, 2000, NovaStar Financial had repurchased 928,400 shares of its common stock. The number of shares repurchased by NovaStar Financial has increased to 1,157,400 through May 10, 2000 for an aggregate purchase price of $3.7 million.

•
$594,000 increase in unrealized gain of economic residual interests in NovaStar Mortgage’s NMFT 1999-1 and 2000-1 asset backed bond transactions that for tax and accounting purposes were treated as sales. The residual interests in those transactions have been classified as available-for-sale securities and the unrealized gain is recognized as a component of accumulated other comprehensive income. As of March 31, 2000, NovaStar Financial owns the NMFT 1999-1 residual and NovaStar Mortgage owns the 2000-1 residual. The unrealized gain of the NMFT 2000-1 economic residual asset is appropriately reflected on NovaStar Financial’s balance sheet through its indirect ownership of NovaStar Mortgage through NFI Holding.

•	$525,000 decrease due to dividends on Class B 7% cumulative convertible preferred stock in 2000.

Results of Operations of NovaStar Financial, Inc.—Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net Income

           During the three months ended March 31, 2000, NovaStar Financial recorded net income of $1.2 million, $0.09 per diluted share, compared with net income of $1.7 million, $0.20 per diluted share, for the three months ended March 31, 1999.

           NovaStar Financial’s primary sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loans to third parties and securitization transactions executed by NovaStar Mortgage.

Net Interest Income

           Table 8 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended March 31, 2000 and 1999.

Table 8

Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
Three months ended March 31, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$532,962	$12,812	9.61%	$6,450	$266	16.50%	$539,412	$13,078	9.70%

Interest-bearing liabilities Collateralized mortgage obligations	$557,299	$ 9,397	6.74%	—	—	—	$557,299	$ 9,397	6.74%
Other borrowings	—	—	—	—	—	—	—	—	—

Cost of derivative financial Instruments hedging liabilities		301						301

Total borrowings	$557,299	$ 9,698	6.96%	$ —	$—	—%	$557,299	$ 9,698	6.96%

Net interest income		$ 3,114			$266			$ 3,380

Net interest spread			2.65%			16.50%			2.74%

Net yield			2.34%			16.50%			2.51%

	Mortgage Loans			Mortgage Securities			Total
Three months ended March 31, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$830,558	$19,550	9.42%	$—	$—	—%	$830,558	$19,550	9.42%

Interest-bearing liabilities Repurchase agreements	$ —	$ —	—%	$—	$—	—%	$ —	$ —	—%
Collateralized mortgage obligations	862,559	12,139	5.63	—	—	—	862,559	12,139	5.63
Other borrowings	17,051	490	11.49	—	—	—	17,051	490	11.49

Cost of derivative financial Instruments hedging liabilities		580			—			580

Total borrowings	$879,610	$13,209	6.01%	$—	—	—%	$879,610	$13,209	6.01%

Net interest income		$ 6,341			$—			$ 6,341

Net interest spread			3.41%			—%			3.41%

Net yield.			3.05%			—%			3.05%

           Interest Income. During 2000, mortgage loans earned $12.8 million, or a yield of 9.6%, compared with $19.6 million, or a yield of 9.4% for the same period of 1999. Mortgage securities income for 2000 consists of earnings on economic residual interests that NovaStar Financial purchased from NovaStar Mortgage in September 1999. In total, assets earned $13.1 million, or a yield of 9.7% for the three months ended March 31, 2000. During the same period of 1999, assets earned $19.6 million or a 9.4% yield. As noted in Table 8, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

           Interest Expense. The cost of borrowed funds for mortgage loans was $9.7 million for the three months ended March 31, 2000, or 7.0% of average borrowings compared with $13.2 million, or 6.0% for the same period of 1999. Average interest-bearing liabilities for the three months ended March 31, 2000 consisted primarily of financing costs on collateralized mortgage obligations compared with the same period of 1999, which also included a short-term financing arrangement with GMAC/RFC secured by residual interests in NovaStar Financial’s CMOs. In 1998, NovaStar Financial borrowed $15 million from GMAC/RFC, which included a $3 million financing fee. In February 1999, NovaStar Financial used the First Union residual facility to pay this debt in full. In March 1999, proceeds from the convertible preferred stock offering repaid all the outstanding debt on the residual facility.

           NovaStar Financial’s collateralized mortgage obligations are indexed to LIBOR. During the three months ended March 31, 2000, one-month LIBOR averaged 5.92% compared with 4.95% for same period of 1999. Because the Federal Reserve Board increased the targeted federal funds interest rate in the latter part of 1999, effective borrowing costs have been higher in 2000. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

           Net Interest Income and Spread. Net interest income on mortgage loans for the three months ended March 31, 2000 was $3.1 million, or 2.3% of average interest-earning mortgage loans, compared with $6.3 million, or 3.1% for the same period of 1999. Net interest spread on mortgage loans was 2.7% and 3.4%, respectively, for the three months ended March 31, 2000 and 1999. Net interest income on mortgage securities (economic residual interests) during the three months ended March 31, 2000 was $266,000, or 16.5% of average interest-earning mortgage securities and net interest spread. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

           As part of the NMFT 2000-1 asset-backed bond transaction discussed under “Mortgage Securities—Available-For-Sale” and “Mortgage Loan Sales” sections of this document, NovaStar Financial sold a cap with a carrying value of $480,000 to NovaStar Mortgage recognizing a deferred gain of $880,000. The cap was hedging liabilities of the mortgage loans sold to NMFT 2000-1 and the deferred gain will be amortized over the remaining cap term. During the three months ended March 31, 2000 and 1999, net interest expense incurred on hedging agreements was $301,000 and $580,000, respectively, which is included as a component of interest expense.

Prepayment Penalty Income

           NovaStar Financial strives to purchase loans that have some form of prepayment penalty fee to mitigate exposure to prepayment risk. During the three months ended March 31, 2000, 93% of the mortgage loans originated by NovaStar Mortgage had prepayment penalties compared with 89% during the same period of 1999. As of March 31, 2000, 54% of NovaStar Financial’s mortgage loan portfolio had prepayment penalties compared with 58% as of December 31, 1999. Prepayment penalties totaled $489,000 during the three months ended March 31, 2000 compared with $656,000 for the same period of 1999. The decrease is due to the seasoning of the portfolio and prepayment penalty windows expiring in 2000 compared with 1999.

Premiums for Mortgage Loan Insurance

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

           As of March 31, 2000 and December 31, 1999, approximately 50% and 39% of the loans owned by NovaStar Financial are covered under this agreement, including loans serving as collateral for NMFT 1999-1 and 2000-1. The loans collateralizing NMFT 1999-1 and 2000-1 are not recorded as loans of NovaStar Financial, but the performance of NovaStar’s investment in the residual interests of NMFT 1999-1 and 2000-1 is dependent on the credit losses of the underlying collateral. NovaStar Financial purchased the economic residual interest in NMFT 2000-1 on April 1, 2000.

           Premiums for mortgage insurance on loans maintained on the balance sheet of NovaStar Financial are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance.” During the three months ended March 31, 2000, total premiums paid by NovaStar Financial totaled $365,000 compared with $457,000 for the same period of 1999. The monthly premiums paid on loans serving as collateral for NMFT 1999-1 and NMFT 2000-1 reduce NovaStar Financial’s monthly residual cashflow receipt and are not included in the amount of total premiums paid set forth above.

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

            As discussed further under the caption “Premiums for Mortgage Loan Insurance”, lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal. Management also believes aggressive servicing is an important element to managing credit risk.

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

           During the three months ended March 31, 2000, NovaStar Financial made provisions for losses of $1.6 million and incurred net charge-offs of $2.9 million, compared to $2.3 million and $2.4 million during the same period of 1999. Charge-offs during the first quarter of 2000 include $191,000 resulting from short sale transactions and loans charged off in full compared with $224,000 during the same period of 1999.

           The level and trend of charge-offs in 1999 led management to conclude that total losses on securitized mortgage loans will be higher, and will occur earlier, than originally projected. The provisions during 1999 and resulting allowance as of December 31, 1999 reflect the increased loss activity. In the opinion of management, the allowance for credit losses as of March 31, 2000 is adequate to cover losses inherent in the portfolio at that date. If losses do not develop in accordance with current expectations, future provisions will be increased or decreased as necessary. Management also believes that internal processes involving quality control, appraisal review and servicing that have been made as a result of experience to-date will result in lower losses being incurred on loans currently being originated.

           Table 9 is a rollforward of the activity in the allowance for credit losses during 2000 and 1999.

Table 9

Rollforward of Allowance for Credit Losses
(in thousands)

	2000	1999
	March 31	December 31	September 30	June 30	March 31
Beginning balance	$11,105	$ 5,370	$3,573	$3,492	$3,573
Provision for credit losses	1,579	10,579	5,634	3,566	2,299
Amounts charged off, net of recoveries	(2,921)	(4,844)	(3,837)	(3,485)	(2,380)

Ending Balance.	$ 9,763	$11,105	$5,370	$3,573	$3,492

            The following tables provide details regarding the delinquencies, defaults, and loss statistics of NovaStar Financial’s mortgage loan portfolio.

Table 10

Loan Delinquencies (90 days and greater) (A)
2000 and 1999

	2000	1999
	March 31	December 31	September 30	June 30	March 31
Mortgage loans Collateralizing NovaStar Home Equity Series (CMO):
1997-1 Issued October 1, 1997	4.59%	5.63%	6.32%	5.13%	4.37%
1997-2 Issued December 11, 1997	7.66	6.24	4.92	4.03	5.38
1998-1 Issued April 30, 1998	3.58	4.42	5.32	4.13	4.64
1998-2 Issued August 18, 1998	5.10	5.38	4.06	3.94	3.72

(A)	Includes loans in foreclosure or bankruptcy.

Table 11

Delinquencies, Defaults and Losses
March 31, 2000 and December 31, 1999
(dollars in thousands)

	NovaStar Home Equity Series
	1997-1	1997-2	1998-1	1998-2	Warehouse	All Loans
March 31, 2000
Allowance for Credit Losses:
Balance, January 1, 2000	$ 2,335	$ 2,861	$ 4,214	$ 1,685	$ 10	$ 11,105
Provision for credit losses	225	672	286	396	—	1,579
Amounts charged off, net of recoveries	(629)	(708)	(982)	(602)	—	(2,921)

Balance, March 31, 2000	$ 1,931	$ 2,825	$ 3,518	$ 1,479	$ 10	$ 9,763

Defaults as a percent of loan balance
Delinquent loans (A)	6.89%	9.38%	4.02%	4.40%	32.62%	5.40%

Loans in foreclosure	3.23	4.82	2.73	4.09	11.69	3.68

Real estate owned	4.91	4.85	3.75	2.90	34.75	3.76

Cumulative losses	$ 5,990	$ 6,691	$ 6,621	$ 2,564

	NovaStar Home Equity Series
	1997-1	1997-2	1998-1	1998-2	Warehouse	All Loans
December 31, 1999
Allowance for Credit Losses:
Balance, January 1, 1999	$ 816	$ 1,049	$ 1,163	$ 346	$ 199	$ 3,573
Provision for credit losses	4,317	5,436	8,194	4,065	66	22,078
Amounts charged off, net of recoveries	(2,798)	(3,624)	(5,143)	(2,726)	(255)	(14,546)

Balance, December 31, 1999	$ 2,335	$ 2,861	$ 4,214	$ 1,685	$ 10	$ 11,105

Defaults as a percent of loan balance
Delinquent loans (A)	8.03%	9.89%	6.38%	7.50%	35.27%	7.63%

Loans in foreclosure	4.73	4.32	3.75	4.02	9.48	4.09

Real estate owned	3.85	4.88	3.61	2.62	47.00	3.51

Cumulative losses	$ 5,416	$ 5,698	$ 4,996	$ 2,251

(A)	Includes loans delinquent 30 days or greater

Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

           Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee charged by NovaStar Mortgage for servicing the loans owned by NovaStar Financial serving as collateral on CMOs. The fee charged is based on the loan principal balance of the mortgage loans serviced. The decline in the loan servicing fee is due to principal paydowns between the two periods.

General and Administrative Expenses

           General and administrative expenses for the three months ended March 31, 2000 and 1999 are provided in Table 12. Table 13 displays the relationship of portfolio expenses to stockholders’ equity during 2000 and 1999 by quarter.

Table 12

General and Administrative Expenses
(dollars in thousands)

	Three Months Ended March 31,
	2000		1999
		Percent of Stockholders’ Equity		Percent of Stockholders’ Equity
Compensation and benefits	$384	0.36%	$ 585	0.49%
Professional and outside services	130	0.12	332	0.28
Office administration	171	0.16	208	0.17
Other	26	0.02	55	0.05

Total general and administrative expenses before intercompany fees	711	0.66%	1,180	0.99%

Fees for services provided by NovaStar Mortgage, Inc.	3		1,050

Total general and administrative expenses	$714		$2,230

Table 13

Portfolio Related Expenses as a
Percent of Stockholders’ Equity
2000 and 1999

Percent of Stockholders’ Equity
2000:
First quarter	0.66
1999:
Fourth quarter	0.91
Third quarter	0.76
Second quarter	0.52
First quarter	0.99

           Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The decrease in compensation and benefits for the three months ended March 31, 2000 compared with the same period of 1999 is due to staff reductions and employee cost allocations to NovaStar Mortgage.

           Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. The first quarter 2000 decline is a result of legal fees incurred on the structuring of various financing arrangements and general company growth experienced during the first three months of 1999. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

            The following is a summary of the fees, in thousands, paid to (received from) NovaStar Mortgage for the three months ended March 31, 2000 and 1999.

	Three Months Ended March 31,
	2000	1999
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$696	$1,115

Administrative fees, net of guaranty fees	$117	$1,050
Amounts received from NovaStar Mortgage:
Intercompany interest income	(114)	—

Net fees for other services provided by Novastar Mortgage, Inc.	$ 3	$1,050

           The significant decline in these fees for the three months ended March 31, 2000 compared with 1999 is due to the cancellation of the administrative fees intercompany agreement on April 1, 1999, since NovaStar Financial is no longer purchasing loans from NovaStar Mortgage. This agreement was replaced with an intercompany loan and guarantee agreement with NovaStar Mortgage. Under the terms of this agreement, Novastar Mortgage pays interest on amounts it borrows from Novastar Financial. Interest on the borrowings accrues at the federal funds rate plus 1.75%. In addition, Novastar Mortgage is required to pay guaranty fees in the amount 0.25% of the loans sold by Novastar Mortgage for which NovaStar Financial has guaranteed the performance of NovaStar Mortgage.

Equity in Earnings of NFI Holding Corporation

           For the three months ended March 31, 2000, NFI Holding recorded net income of $706,000 compared with net income of $557,000 for the same period of 1999. NovaStar Financial records its portion of the earnings as equity in net earnings of NFI Holding in its income statement. NFI Holding’s net earnings include the net earnings of NovaStar Mortgage, a subsidiary of NFI Holding as discussed under “Basis of Presentation”. NFI Holding’s financial position and results of operation for the three months ended March 31, 2000 and 1999 are discussed further under the heading “NFI Holding Corporation”.

Taxable Income (Loss)

           Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 14 is a summary of the differences between net income or loss reported for GAAP and taxable income for three months ended March 31, 2000 and 1999.

Table 14

Taxable Income (Loss)
Three Months Ended March 31, 2000 and 1999
(in thousands)

	March 31,
	2000	1999
Net income	$ 1,212	$ 1,726
Use of net operating loss carryforward	—	(1,475)
Results of NFI Holding and subsidiaries	(699)	(551)
Provision for credit losses	1,579	2,299
Loans charged-off	(2,921)	(2,380)
Other, net	239	381

Estimated taxable income (loss)	$ (590)	$ —

            NovaStar Financial has a net operating loss carryforward of approximately $3.1 million available to offset taxable income in 2000, and thereby reduce the amount of required distributions under REIT guidelines. In addition, dividends paid on convertible preferred stock serve to reduce the amount of required distributions to common shareholders.

NFI Holding Corporation

           Since NovaStar Financial discontinued purchasing loans from NovaStar Mortgage and holding them in portfolio in the latter part of 1998, NovaStar Mortgage has had a larger impact on NovaStar Financial’s operational results. Instead of selling loans to NovaStar Financial, NovaStar Mortgage has sold loans to outside third parties. Through its indirect equity ownership of NFI Holding, NovaStar Financial has shared in the profits of NovaStar Mortgage’s loan sales.

           The following table presents NFI Holding’s consolidated financial statements as of March 31, 2000 and 1999, which consists primarily of the assets, liabilities, and operational results of NovaStar Mortgage.

NFI Holding Corporation

Condensed Consolidated Balances Sheets
(dollars in thousands)

	March 31, 2000	December 31, 1999
Assets
Cash and cash equivalents	$ 2,219	$ 1,466
Mortgage loans	61,489	107,916
Mortgage securities—available for sale	13,500	—
Other assets	11,881	10,061

Total assets	$89,089	$119,443

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings	$38,746	$ 78,448
Due to NovaStar Financial, Inc.	24,721	22,161
Accounts payable and other liabilities	17,870	11,787

Total liabilities	81,337	112,396
Stockholders’ equity	7,752	7,047

Total liabilities and stockholders’ equity	$89,089	$119,443

NFI Holding Corporation

Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended March 31,
	2000	1999
Interest income	$3,675	$2,746
Interest expense	2,039	1,561

Net interest income	1,636	1,185
Provision for credit losses	(149)	170

Net interest income after provision for credit losses	1,785	1,015
Other income:
Fees from third parties	706	341
Fees received from, net of paid to, NovaStar Financial, Inc.	699	2,165
Net gain on sales of mortgage assets	2,725	2,847

Total other income	4,130	5,353
General and administrative expenses	5,209	5,811

Net income before taxes	706	557
Income tax expense	—	—

Net income	$ 706	$ 557

Financial Condition of NFI Holding Corporation as of March 31, 2000 and December 31, 1999

           Mortgage Loan Originations. NFI Holding originated 1,232 non-conforming residential mortgage loans during the three months ended March 31, 2000 with an aggregate principal amount of $132 million. Virtually all of NFI Holding’s mortgage assets as of March 31, 2000 and December 31, 1999 consist of non-conforming mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

           Table 15 is a summary of NFI Holding’s wholesale loan originations for 2000 and 1999. Table 16 presents a summary of mortgage loan transfers of NFI Holding during 2000 and 1999. Table 17 is a summary of wholesale loan origination costs of production.

Table 15

2000 and 1999 Quarterly Wholesale Loan Originations
(dollars in thousands, except for average loan balance)

	Number of Loans	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2000:
First quarter	1,232	$132,072	$107,201	101.1	80%	5.45	10.16%	93%

1999:
Fourth quarter	1,265	$130,288	$102,994	101.0	82%	5.30	10.04%	91%
Third quarter	1,204	125,140	103,937	100.8	82	5.28	9.87	91
Second quarter	1,161	114,631	98,735	101.1	82	5.14	9.82	89
First quarter	865	82,495	95,370	100.5	80	4.95	9.85	89

1999 total	4,495	$452,554	$100,679	100.9	82%	5.19	9.90%	90%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 16

Quarterly Mortgage Loan Transfers
(dollars in thousands)

	Mortgage Loan Sales to Third Parties			Mortgage Loans Transferred in Securitizations
	Principal Amount	Net Gain Recognized	Weighted Average Price To Par	Principal Amount	Net Gain Recognized
2000:
First quarter	$ 48,548	$ 1,166	104.0%	$ 128,171	$ 1,544

1999:
Fourth quarter	$ 109,443	$ 2,583	104.1%	$ —	$ —
Third quarter	110,512	3,075	104.2	—	—
Second quarter	98,048	2,911	104.4	—	—
First quarter	72,824	1,593	103.6	138,847	1,250

1999 total	$ 390,827	$ 10,162	104.1	$ 138,847	$ 1,250

Table 17

Wholesale Loan Costs of Production

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost
Costs as a percent of principal:
2000:
First quarter	3.3%	0.5%	3.8%

1999:
Fourth quarter	3.1%	0.5%	3.6%

Third quarter	3.8%	0.4%	4.2%

Second quarter	4.2%	0.5%	4.7%

First quarter	6.2%	0.2%	6.4%

           As noted in the table above, NovaStar Mortgage’s quarter-to-quarter 1999 wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, NovaStar Mortgage introduced Internet Underwriter, “IU”, a web-based origination system that has allowed NovaStar Mortgage to increase production volumes without adding infrastructure. First quarter 2000 production costs were slightly higher than fourth quarter 1999 due in part to more expense allocations from NovaStar Financial. In addition, NovaStar Mortgage hired more account executives during the first three months of 2000. Account executive costs typically are higher in the first few months of employment and are expected to decline as the sales force becomes more productive with added experience and exposure to NovaStar Mortgage’s whole loan origination products and markets.

            Table 18 is a summary of loans originated by state for 2000 and 1999 by quarter. As of March 31, 2000, NovaStar Mortgage had 56 account executives 47 covering states.

Table 18

Mortgage Loan Originations by State
2000 and 1999

	Percent of Total Originations during Quarter (based on original principal balance)
	2000	1999
Collateral Location	First	Fourth	Third	Second	First
Florida	14%	12%	15%	12%	15%
Michigan	11	12	10	10	12
California	10	10	10	8	6
Arizona	5	8	5	7	4
Ohio	7	8	12	10	8
Tennessee	7	6	4	6	9
Washington	5	4	4	5	3
All other states	41	40	40	42	43

           NFI Holding’s loan originations are funded through warehouse and repurchase facilities at First Union and GMAC/RFC. Table 21 of the “Liquidity Resources and Capital” section of this document detail borrowings outstanding under these financing arrangements as of March 31, 2000.

           Mortgage Loan Sales. In its second securitization executed by NovaStar Mortgage during the first quarter of 2000, $230 million in loans were sold to a Special Purpose Entity (SPE), of which $102 million is to settle in June 2000. A gain of $1.5 million was recognized on the transaction. Bonds issued by the SPE were $226 million and proceeds received on the first close were used to pay down warehouse and mortgage loan repurchase facilities of NovaStar Mortgage. The loans were sold without recourse to NovaStar Mortgage Funding Trust Series 2000-1. NovaStar Mortgage retained residual certificates issued by the SPE. In April 2000, NovaStar Financial purchased the economic residual interests. NovaStar Mortgage also retained loan servicing rights for the loans sold to the SPE. The value of the retained interests and the mortgage servicing rights have been recorded as an asset and the loans sold have been removed from the balance sheet of NovaStar Mortgage.

           NovaStar Mortgage allocated its basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets based on the relative fair values of those portions at the time of sale. The values of these assets are determined by discounting estimated future cash flows using the cash out method.

           The following table details the significant assumptions used to determine the value of the resulting retained assets in NMFT 2000-1.

	Constant Prepayment Rate	Annual Constant Default Rate (basis points)	Discount Rate
2000-1	25 to 30	100	15%

           Details regarding the NMFT 1999-1 and NMFT 2000-1 collateral as of March 31, 2000 and December 31, 1999 are included in Tables 4, 5 and 7 of this document.

           NFI Holding also sold $48.5 million of its whole loan portfolio to unrelated third parties for cash at a net gain of $1.2 million at an average price to par of 104.0 during 2000. Table 16 of “Financial Condition of NFI Holding Corporation as of March 31, 2000 and December 31, 1999” provides a quarterly analysis of NFI Holding’s mortgage loan sales to third parties.

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

           Table 19 provides summaries of delinquencies and default statistics of NovaStar Mortgage’s mortgage loan portfolio in 2000 and 1999 by quarter. The information presented in both tables include mortgage loans owned by NovaStar Financial and its affiliates. Other information regarding the credit quality of NovaStar Financial’s mortgage loans is provided in Table 1.

Table 19

Delinquencies and Defaults

	2000	1999
	March 31	December 31	September 30	June 30	March 31
Loan servicing portfolio	$872,693	$894,572	$969,343	$1,032,065	$1,072,393

Total defaults:
Delinquent loans (A)	5.58%	6.28%	4.75%	5.21%	4.12%

Loans in foreclosure	3.55	3.62	3.79	3.36	3.39

Real estate owned	2.65	2.71	2.24	2.20	1.66

(A)	Includes loans delinquent 30 days or greater

           The following table presents a summary of the mortgage loan activity of NFI Holding for 2000 and 1999 as a percent of the respective quarter’s beginning principal of mortgage loans held in portfolio and loan origination principal.

Table 20

Mortgage Loan Activity—NFI Holding Corporation

	Percent Sold to NovaStar Financial, Inc.	Percent Sold to Third Parties	Percent Sold in Securitizations	Percent Held in Portfolio	Percent of Prepayments	Total
2000
First quarter	—	20%	53%	26%	1%	100%
1999
Fourth quarter	—	52	—	46	2	100
Third quarter	—	54	—	44	2	100
Second quarter	—	32	13	54	1	100
First quarter	—	25	45	29	1	100

Results of Operations of NFI Holding Corporation—Three Months Ended March 31, 2000 Compared to the three months ended March 31, 1999

           For the three months ended March 31, 2000, NFI Holding recorded net income of $706,000 compared with a net income of $557,000 during the same period of 1999. A summarized income statement of NFI Holding is presented in the “NFI Holding Corporation” section of this document.

            The following summarizes reasons impacting operating results of NFI Holding for the three months ended March 31, 2000 compared with the same period of 1999:

•
Increase in NFI Holding’s net interest income during the three months ended March 31, 2000 from $1.2 million to $1.6 million. The increase is twofold; higher average loan volume and interest spread for the first quarter of 2000 compared with 1999. NFI Holding’s weighted average loan volume for the first quarter of 2000 was $136 million compared with $120 million for the same period of 1999. Spread income was 3.3% for the three months ended March 31, 2000 compared with 2.7% for the three months ended March 31, 1999.

•
Decline in fees received from, net of paid to, Novastar Financial, Inc. from $2.2 million in the first quarter of 1999 to $699,000 for the same period of 2000 due to the cancellation of the administrative fee agreement between NovaStar Financial and NovaStar Mortgage on April 1, 1999. A breakdown of the intercompany fees by type is included in the “Results of Operations of NovaStar Financial, Inc.—Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999” section of this document.

•
During the three months ended March 31, 2000, NovaStar Mortgage recognized net gains of $2.7 million on the sale of whole loans. Of that amount, $1.5 million was recognized as a result of the closing of NovaStar Mortgage’s second securitization transaction. The remainder of the gain was due to various whole loan sales to third parties for cash. During the same period of 1999, NovaStar Mortgage recognized gains of $2.8 million on the transfer of whole loans, including $1.3 million on the first close of the NMFT 1999-1 asset-backed bond transaction.

•
Decline in general administrative expenses from $5.8 million to $5.2 million is due to increased efficiencies in NovaStar Mortgage’s wholesale origination operation during the first quarter of 2000 compared with the same period of 1999. The cost of loan production as a percent of principal averaged 3.8% during the first quarter of 2000 versus 6.4% during the first quarter of 1999, the details of which are presented in Table 17.

•	No income tax expense has been recorded in the first quarter of 2000 because of the existence of substantial net operating loss carryforwards, which are expected to offset pre-tax income in 2000.

Liquidity and Capital Resources

           Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets and residual interests on CMOs will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. During 1999, NovaStar Financial also improved its equity and liquidity positions significantly by:

•	Securing lending facilities with First Union National Bank and GMAC/RFC.

•	Raising additional capital through the issuance of 4 million shares of Class B 7% cumulative convertible preferred stock in March 1999; gross proceeds aggregating $30 million.

           NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. As of March 31, 2000, NFI Holding owned $61.5 million of non-conforming mortgage loans. NFI Holding provided financing for these loans through warehouse and repurchase credit facilities at First Union and GMAC/RFC. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans at a profit to meet the significant cash needs of the wholesale loan operation. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

            Table 21 is a summary of cash, financing arrangements and available borrowing capacity for NovaStar Financial and NovaStar Mortgage, on a combined basis, as of March 31, 2000:

Table 21

Liquidity Resources
March 31, 2000
(in thousands)

	Maximum Borrowing Limit	Lending Value of Collateral		Borrowings	Availability
Resource
Cash					$ 4,564
First Union National Bank (A):
Committed warehouse line of credit	$ 75,000	$44,373		$25,250	$19,123
Committed secured whole loan repurchase agreement	$175,000	$ 6,600		$ 6,600	$ —
Committed residual financing available	$ 25,000	(B	)	$ —	$25,000
GMAC/Residential Funding Corporation (A):
Committed warehouse line of credit	$ 50,000	$ 6,896		$ 6,896	$ —

Total	$325,000	$57,869		$38,746	$48,687

(A)	Value of collateral and borrowings include amounts for NovaStar Financial and NovaStar Mortgage, as they are co-borrowers under the arrangements with First Union National Bank and GMAC/RFC.

(B)	Management estimates the value of the residuals range from $55 to $70 million and does not include the value of mortgage servicing rights.

           The warehouse line of credit and whole loan repurchase agreements with First Union National Bank expire on June 1, 2000. Management is negotiating with First Union and anticipates extending those agreements under similar terms as those that are currently included in the agreements. In the opinion of management available liquidity resources are sufficient to cover expected future production of NovaStar Mortgage.

           Cash activity during the three months ended March 31, 2000 and 1999 are presented in the consolidated statement of cash flows.

           The capital of NovaStar Financial has come from

•	a private placement offering of preferred stock, raising net proceeds of $47 million.

•	an initial public offering of common stock, raising net proceeds of $67 million, and

•	a private offering of convertible preferred stock, raising net proceeds of $29 million.

           NovaStar Financial uses capital when financing loans on a long-term basis. Under short-term financing arrangements, NovaStar can borrow up to the lessor of 98% of the face amount or 95% of the market value of the loans it owns. In long-term financing (i.e. in the form of asset-backed bonds) NovaStar can finance approximately 95% of the market value of the loans. NovaStar must use its own capital resources to “finance” the difference between the financed portion and the full loan cost.

           During 1999 and 2000, most of the loans originated by NovaStar Mortgage were sold to third parties and in securitization transactions treated as sales for tax and financial reporting purposes. In doing so, NovaStar does not use capital. In fact, if the sales prices are above the full cost to originate loans, this method of operation will generate capital for NovaStar.

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

Impact of Recently Issued Accounting Pronouncements

           Note 1 of the consolidated financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 1999 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

           Interest Rate Risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial’s net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2000 borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of March 31, 2000, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

           While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected, as the asset rate resets would lag the borrowing rate resets. The converse can be true when sharp declines in short-term interest rates cause interest costs to fall faster than asset rate resets, thereby increasing earnings.

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

           The following are summaries of the analysis as of March 31, 2000 and December 31, 1999.

Table 22

Interest Rate Sensitivity—Income
March 31, 2000 and December 31, 1999
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of March 31, 2000	(100)	Base	100
Income from:
Assets	$71,842	$74,250	$76,294
Liabilities (B)	48,989	55,254	61,654
Interest rate agreements	(1,861)	(549)	2,884

Net spread income	$20,992	$18,447	$17,524

Cumulative change in income from base (C)	$ 2,545	—	$ (923)

Percent change from base spread income (D)	13.8%	—	(5.0)%

Percent change of capital (E)	2.5%	—	(0.9)%

As of December 31, 1999	(100)	Base	100
Income from:

Assets	$61,610	$64,419	$66,954
Liabilities (B)	42,173	47,803	53,442
Interest rate agreements	(1,379)	(1,379)	1,122

Net spread income	$18,058	$15,237	$14,634

Cumulative change in income from base (C)	$ 2,821	—	$ (603)

Percent change from base spread income (D)	18.5%	—	(4.0)%

Percent change of capital (E)	2.8%	—	(0.6)%

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.

(B)	Includes deal expenses, loan premium amortization, mortgage insurance premiums and provisions for credit losses.

(C)	Total change in estimated spread income, in dollars, from “base.” “Base” is the estimated spread income as of March 31, 2000 and December 31, 1999.

(D)	Total change in estimated spread income, as a percent, from base.

(E)	Total change in estimated spread income as a percent of total stockholders’ equity as of March 31, 2000 and December 31, 1999.

Table 23

Interest Rate Sensitivity—Market Value
March 31, 2000 and December 31, 1999
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of March 31, 2000	100	100
Change in market values of:
Assets	$ 9,564	$(12,220)
Liabilities	(1,876)	2,176
Interest rate agreements	(3,825)	5,677

Cumulative change in market value	$ 3,863	$ (4,367)

Percent change of market value portfolio equity (B).	3.9%	(4.4)%

As of December 31, 1999
Change in market values of:
Assets	$ 9,112	$(11,340)
Liabilities	(2,068)	2,376
Interest rate agreements	(2,809)	4,723

Cumulative change in market value	$ 4,235	$ (4,241)

Percent change of market value portfolio equity (B).	4.4%	(4.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.

(B)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2000 and December 31, 1999.

           Interest Rate Sensitivity Analysis. The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on March 31, 2000 and December 31, 1999. The values under the headings “100” and “(100)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

           The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift, up or down, in interest rates would result in 25 percent or more cumulative decrease in income from base, or a 10% cumulative decrease in market value from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. The Board of Directors reviews and approves NovaStar Financial’s interest rate sensitivity and hedged position quarterly. Although management also evaluates the portfolio using interest rate increases and decreases less than and greater than one percent, management focuses on the one percent increase.

           Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of March 31, 2000 and December 31, 1999.

            Management’s analysis for assessing interest rate sensitivity on its mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

•	Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

•	Borrower credit grades

•	Loan-to-value ratios

•	Prepayment penalties, if any

           Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher the credit grade, the more incentive there is to refinance when credit ratings improve. When a borrower has a low loan-to-value ratio, he or she is more likely to do a “cash-out” refinance. Each of these factors increases the chance for higher prepayment speeds during the term of the loan. On the other hand, prepayment penalties serve to mitigate the risk that loans will prepay because the penalty is a deterrent to refinancing.

           These factors are weighted based on management’s experience and an evaluation of the important trends observed in the non-conforming mortgage origination industry. Actual results may differ from the estimates and assumptions used in the model and the projected results as shown in the sensitivity analyses.

           NovaStar Financial’s projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial’s loans shown in Table 5 are weighted average speeds of all loans in each deal.

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

           NovaStar Financial seeks to build a balance sheet and undertake an interest rate risk management program that is likely, in management’s view, to enable NovaStar Financial to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

            Interest rate cap agreements are legal contracts between NovaStar Financial and a third party firm or “counter-party”. The counter-party agrees to make payments to NovaStar Financial in the future should the one-or three-month LIBOR interest rate rise above the strike rate specified in the contract. NovaStar Financial either makes quarterly premium payments or has chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, NovaStar Financial earns cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

           As of March 31, 2000, there were no material legal proceedings pending to which NovaStar Financial was a party or of which any of its property was subject.

Item 2. Changes in Securities

           Not applicable

Item 3. Defaults upon Senior Securities

           Not applicable

Item 4. Submission of Matters of Vote of Security Holders

           Not applicable

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant.

3.2*	Articles Supplementary of the Registrant.

3.3*	Bylaws of the Registrant.

3.3a*****	Amendment to Bylaws of the Registrant, adopted February 2, 2000.

3.4****	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

4.1*	Specimen Common Stock Certificate.

4.2*	Specimen Warrant Certificate.

4.3****	Specimen certificate for Preferred Stock.

10.1*	Purchase Terms Agreement, dated December 6, 1996, between the Registrant and the Placement Agent.

10.2*	Registration Rights Agreement, dated December 9, 1996, between the Registrant and the Placement Agent.

10.3*	Warrant Agreement, dated December 9, 1996, between the Registrant and the Holders of the Warrants Acting Through the Registrant as the Initial Warrant Agent.

10.4*	Founders’ Registration Rights Agreement, dated December 9, 1996, between the Registrant and the original holders of Common Stock of the Registrant.

Exhibit No.	Description of Document
10.5*	Commitment Letter dated October 3, 1996 from General Electric Capital Group accepted by the Registrant.

10.6*	Form of Master Repurchase Agreement for mortgage loan financing.

10.7*	Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar Mortgage, Inc. and the Registrant.

10.7a***	Amendment No. 6 dated as of February 12, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.7b*****	Amendment No. 7 dated as of December 17, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.8*	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman.

10.9*	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson.

10.10*	Promissory Note by Scott F. Hartman to the Registrant, dated December 9, 1996.

10.11*	Promissory Note by W. Lance Anderson to the Registrant, dated December 9, 1996.

10.12*	Stock Pledge Agreement between Scott F. Hartman and the Registrant, dated December 9, 1996.

10.13*	Stock Pledge Agreement between W. Lance Anderson and the Registrant, dated December 9, 1996.

10.14*	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996. December 6, 1996.

10.15*	Administrative Services Outsourcing Agreement, dated June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.16*	Mortgage Loan Sale and Purchase Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.17*	Flow Loan Subservicing Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.18*	Certificate of Incorporation of NFI Holding Corporation.

10.19*	Agreement of Shareholders of Common Stock NFI Holding Corporation.

10.20**	Term Loan and Security Agreement between NovaStar Certificates Financing Corporation and Reliance Funding Corporation dated as of October 13, 1998 and related agreements including Guaranty of even date by Registrant.

10.21***	Addendum to Master Repurchase Agreement dated as of February 12, 1999 among
NovaStar Financial, Inc., NovaStar Capital, Inc. and NovaStar Mortgage, Inc., as sellers, and First Union National Bank, as buyer.

10.22***	Form of Addendum to Master Repurchase Agreement dated as of February 12, 1999 between Registrant’s taxable affiliate, as seller, and First Union Bank, as buyer, with respect to the residual interest on certain asset-backed bonds.

10.23***	Warrant Agreement dated as of February 12, 1999 between the Registrant and First Union National Bank.
Exhibit No.	Description of Document

10.24****	Warrant Agreement, dated as of March 10, 1999, by and between NovaStar Financial, Inc.
and Residential Funding Corporation, and related Guaranty Warrant, Tag Along Warrant and Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial,
Inc.

10.25****	Registration Rights Agreement, dated March 25, 1999 among NovaStar Financial and Stifel, Nicolaus & Company, Incorporated.

10.26*****	Warehousing Credit and Security Agreement, dated as of December 29, 1999, between NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital, Inc. and Residential Funding Corporation.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant.

27.1	Financial Data Schedule.

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.
***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.
****	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
*****Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10K filed by the Registrant with the SEC on March 20, 2000.

           (b) NovaStar Financial has filed the following Form 8-K’s:

•	NovaStar Financial filed no Form 8-K’s during the quarterly period ended March 31, 2000.

NOVASTAR FINANCIAL, INC.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL , INC .

/S / SCOTT F. HARTMAN

Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer
(Principal Executive Officer)

DATE: May 12, 2000

/S / RODNEY E. SCHWATKEN

Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Accounting Officer)

DATE: May 12, 2000