Form 10-Q
period 2000-06-30
NOVASTAR FINANCIAL INC
filed 2000-08-11
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 001-13533

NovaStar Financial, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	74-2830661 (I.R.S. Employer Identification No.)

1901 W. 47th Place, Suite 105, Westwood, KS 66205 (Address of principal executive offices) (Zip Code)

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
Yes    ☒     No ☐

 The number of shares of the registrant’s common stock outstanding as of August 10, 2000 was 6,922,907.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2000

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2000	December 31, 1999
	(unaudited)
Assets
Cash and cash equivalents	$ 2,551	$ 2,395
Mortgage loans	493,001	620,406
Mortgage-backed securities— available-for-sale	21,000	6,775
Accrued interest receivable	11,301	12,452
Advances to and investment in NFI Holding Corporation	38,037	29,208
Assets acquired through foreclosure	15,145	16,891
Other assets	1,717	2,383

Total assets	$ 582,752	$ 690,510

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings	$ 478,862	$ 586,868
Dividends payable	525	525
Accounts payable and other liabilities	2,287	1,803

Total liabilities	481,674	589,196

Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding, respectively	43	43
Common stock, 8,143,407 and 8,130,069 shares issued; 6,940,607 and 7,460,523 shares outstanding, respectively	81	81
Additional paid-in capital	151,197	151,173
Accumulated deficit	(41,193)	(41,502)
Accumulated other comprehensive income	1,698	242
Cost of treasury stock, 1,202,800 and 673,400 shares, respectively	(3,902)	(1,877)
Notes receivable from founders	(6,846)	(6,846)

Total stockholders’ equity	101,078	101,314

Total liabilities and stockholders’ equity	$ 582,752	$ 690,510

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2000	1999	2000	1999
Interest income on mortgage loans	$24,590	$36,641	$11,778	$17,091
Interest expense on mortgage loans	18,641	24,853	8,943	11,644

Net interest income	5,949	11,788	2,835	5,447
Prepayment penalty income	983	1,616	494	960
Provision for credit losses	(2,792)	(5,865)	(1,213)	(3,566)
Premiums for mortgage loan insurance	(707)	(912)	(342)	(455)
Loan servicing fees paid to NovaStar Mortgage, Inc.	(1,383)	(2,120)	(687)	(1,005)

Net portfolio income	2,050	4,507	1,087	1,381
Net interest income on mortgage-backed securities	727	—	461	—
Other income	138	384	140	105
Equity in net income (loss) of NFI Holding Corporation	(141)	942	(840)	391
General and administrative expenses:
Net fees for other services provided by (to) NovaStar Mortgage, Inc.	(2)	456	(5)	(594)
Compensation and benefits	717	937	333	352
Professional and outside services	257	365	127	33
Office administration	401	408	230	200
Other	43	96	17	41

Total general and administrative expenses	1,416	2,262	702	32

Net income	$ 1,358	$ 3,571	$ 146	$ 1,845

Dividends on preferred shares	$(1,050)	$ (556)	$ (525)	$ (525)

Net income (loss) available to common shareholders	$ 308	$ 3,015	$ (379)	$ 1,320

Basic earnings per share	$ 0.04	$ 0.37	$ (0.05)	$ 0.16

Diluted earnings per share	$ 0.04	$ 0.34	$ (0.05)	$ 0.15

Weighted average basic shares outstanding	7,181	8,130	7,020	8,130

Weighted average diluted shares outstanding	7,189	10,603	7,020	12,655

Dividends declared per common share	$ —	$ —	$ —	$ —

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended June 30,
	2000	1999
Net cash provided by operating activities	$ 9,523	$ 14,772

Cash flow from investing activities:

Mortgage loan repayments	110,960	127,127
Sales of assets acquired through foreclosure	14,926	9,548
Mortgage loans sold to others	—	4,900
Proceeds from paydowns on mortgage-backed securities	826	—
Net change in advances to NFI Holding Corporation	(11,233)	(13,087)
Purchase of mortgage-backed securities from NFI Holding Corporation	(13,233)	—

Net cash provided by investing activities	102,246	128,488

Cash flow from financing activities:
Payments on collateralized mortgage obligations	(108,563)	(151,259)
Change in short-term borrowings	—	(18,029)
Net proceeds from issuance of capital stock and exercise of equity instruments	25	29,072
Dividends paid on preferred stock	(1,050)	(31)
Dividends paid on common stock	—	(2,845)
Treasury stock purchases	(2,025)	—

Net cash used in financing activities	(111,613)	(143,092)

Net increase in cash and cash equivalents	156	168
Cash and cash equivalents, beginning of period	2,395	—

Cash and cash equivalents, end of period	$ 2,551	$ 168

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 18,778	$ 25,317

Assets acquired through foreclosure	$ 12,033	$ 15,542

Dividends payable	$ 525	$ 525

Issuance of warrants	$ —	$ 350

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 (Unaudited)

 Note 1. Financial Statement Presentation

          The consolidated financial statements as of and for the periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments have been made which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1999.

          NovaStar Financial owns 100 percent of the common stock of three special purpose entities — NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. NovaStar Financial formed these entities in connection with the issuance of collateralized mortgage obligations. The consolidated financial statements of NovaStar Financial include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Note 2. NovaStar Mortgage Funding Trust Series 2000-1

          On March 31, 2000, NovaStar Mortgage executed its second securitization transaction that for financial reporting and tax purposes was treated as a sale. As part of this transaction, NovaStar Mortgage sold loans of $230 million, of which $102 million settled in June 2000, to NovaStar Mortgage Funding Trust Series (NMFT) 2000-1. In return, NMFT 2000-1 issued asset-backed bonds of $226 million. NovaStar Mortgage retained economic residual certificates issued by NMFT 2000-1, with a carrying value of $13.5 million at June 30, 2000, which NovaStar Financial purchased from NovaStar Mortgage in April 2000. Through NovaStar Financial’s indirect ownership of NFI Holding, a gain was recognized on this transaction of $1.5 million in the first quarter and $1.4 million during the second quarter of 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the preceding consolidated financial statements of NovaStar Financial and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1999.

Safe Harbor Statement

          “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this quarterly report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the annual report on Form 10-K for the fiscal year ended December 31, 1999. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the “ Risk Management” section of the annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

          NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc., NovaStar Capital and NovaStar Home Mortgage, Inc. are wholly owned subsidiaries of NFI Holding. NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. The business of NovaStar Mortgage is discussed in “Description of Business—Business of NovaStar Mortgage.” NovaStar Capital was formed to focus on acquiring non-conforming residential mortgage loans from banks, thrifts and credit unions. In February 2000, NovaStar Capital discontinued operations. NovaStar Home Mortgage was created in May 1999 to operate a network of mortgage brokers. Currently, NovaStar Home Mortgage operates 47 branches in 26 states.

           A significant component of the financial results of NovaStar Financial are derived from the operations of NovaStar Mortgage, Inc. Key officers of NovaStar Financial also serve as officers of NFI Holding, NovaStar Mortgage, NovaStar Capital, Inc and NovaStar Home Mortgage, Inc. The founders are the only members of the Board of Directors of NFI Holding, NovaStar Mortgage, NovaStar Capital and NovaStar Home Mortgage, Inc. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation. These special purpose entities were created for the issuance of interests in real estate mortgage investment conduits commonly known as REMICs. NovaStar Financial accounts for its investment in NFI Holding using the equity method, meaning the operations of NFI Holding are not consolidated with NovaStar Financial.

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

          Also, effective beginning with the 2001 tax year, the minimum dividend distributions of a REIT will have to equal 90% of taxable income, down from 95% of taxable income under current law. This provision will also first be effective beginning with the 2001 tax year. These and other federal tax legislation changes and proposals are discussed further in NovaStar Financial’s Annual Report on Form 10K under “Federal Income Tax Consequences”.

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

•
Earnings are generated from spread income on the mortgage loan and securities portfolio and indirectly by gains associated with the sale of loans to outside parties or through securitization transactions of NovaStar Mortgage.

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

Financial Condition of NovaStar Financial, Inc. as of June 30, 2000 and December 31, 1999

          NovaStar Financial’s balance sheets consist primarily of securitized mortgage loans originated by and purchased from NovaStar Mortgage, which serve as collateral for its collateralized mortgage obligations. The carrying value of mortgage loans as of June 30, 2000 was $493 million versus $620 million as of December 31, 1999. The carrying value of collateralized mortgage obligations as of June 30, 2000 was $479 million compared with $587 million as of December 31, 1999. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during the first six months of 2000.

          Mortgage Loans. Table 1 is a presentation of loans as of June 30, 2000 and December 31, 1999 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of June 30, 2000 and December 31, 1999 by state. These tables also provide details regarding the collateral outstanding on NovaStar Mortgage’s REMIC transactions, which NovaStar Financial owns the residual interests. The REMIC transactions are discussed further in the “Mortgage Loans—Available for Sale” and “Mortgage Loans Sales” sections of this document.

Table 1
Mortgage Loans by Credit Grade
(dollars in thousands)

Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to- value		June 30, 2000			December 31, 1999
				Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value
Retained loans collateralizing asset-backed bonds:
AA	0 x 30	95		$ 70,669	9.94%	83.1%	$ 85,476	9.50%	83.2%
A	1 x 30	90		199,077	10.33	79.5	244,187	10.06	80.1
A–	2 x 30	90		116,396	10.84	82.0	149,248	10.45	81.8
B	3 x 30, 1 x 60 5 x 30, 2 x 60	85		68,068	11.32	78.1	89,477	10.86	78.4
C	1 x 90	75		31,878	11.82	72.5	42,766	11.35	72.5
D	6 x 30, 3 x 60,	65		5,909	12.59	62.6	7,668	12.16	62.1

	2 x 90
Total on balance sheet				$491,997	10.66%	79.8%	$618,822	10.31%	80.0%

Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan-to- value		June 30, 2000			December 31, 1999
				Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value
Sold loans collateralizing asset-backed bonds (A):
AAA	0 x 30	97	(B)	$ 87,102	9.57%	80.6%	$ 3,474	9.18%	80.7%
AA	0 x 30	95		82,678	10.03	83.7	27,236	9.47	84.8
A	1 x 30	90		77,161	10.21	81.8	43,119	9.86	83.1
A–	2 x 30	90		56,967	10.41	82.2	35,311	10.09	83.1
B	3 x 30, 1 x 60 5 x 30, 2 x 60	85		31,601	10.83	80.4	19,612	10.59	79.7
C	1 x 90	75		16,785	11.26	71.6	11,405	11.09	71.9
D	6 x 30, 3 x 60,	65		2,401	12.16	63.0	3,171	12.16	62.1

	2 x 90
Total off balance sheet				$354,695	10.16%	81.3%	$143,328	10.08%	81.5%

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 2
Mortgage Loans by State
Percent of Portfolio
(based on current principal balance)

	Retained loans collateralizing asset- backed bonds — on balance sheet		Sold loans collateralizing asset-backed bonds — off balance sheet
	June 30, 2000	December 31, 1999	June 30, 2000	December 31, 1999
Collateral Location
Florida	15%	14%	17%	21%
California	15	16	9	7
Washington	7	7	4	4
Texas	5	5	3	6
Oregon	4	5	2	1
Tennessee	4	3	7	5
Michigan	3	3	7	5
Ohio	3	3	6	4
All other states	44	44	45	47

Total	100%	100%	100%	100%

          Table 3 provides a summary of NovaStar Financial’s mortgage loans by type and carrying value as of June 30, 2000 and December 31, 1999.

Table 3
Carrying Value of Loans by Product/Type
June 30, 2000 and December 31, 1999
(in thousands)

Product/Type	June 30, 2000	December 31, 1999

Retained loans collateralizing asset-backed bonds — on balance sheet:
Two and three-year fixed.	$ 251,423	$343,193
Six-month LIBOR and one-year CMT	33,912	43,178
30/15-year fixed and balloon	206,662	232,451

Outstanding principal	491,997	618,822
Premium	9,997	12,689
Allowance for credit losses	(8,993)	(11,105)

Carrying Value	$ 493,001	$620,406

Carrying value as a percent of principal	100.20%	100.26%

Sold loans collateralizing asset-backed bonds — off balance sheet:

Two and three-year fixed.	$ 185,143	$ 78,238
Six-month LIBOR and one-year CMT	17,177	5,052
30/15-year fixed and balloon	152,375	60,038

Outstanding principal	$ 354,695	$143,328

Mortgage securities retained	$ 21,000	$ 6,775

           Substantially all mortgage loans are acquired at a premium. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. See Tables 4, 5, and 6 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have prepayment penalties. During the six months ended June 30, 2000, prepayment penalties collected from borrowers totaled $983,000 in comparison with $1.6 million for the same period of 1999. Table 4 is an analysis of mortgage loans and prepayment penalties.

Table 4
Mortgage Loan Prepayment Penalties
June 30, 2000 and December 31, 1999 (dollars in thousands)

				Weighted Average
	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Loan- to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of June 30, 2000
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 66,171	$3,039	22%	11.47%	75.0%	0.37
NHES 1997-2	72,405	1,431	37	11.26	79.3	0.41
NHES 1998-1	148,676	2,454	47	10.89	80.9	0.67
NHES 1998-2	204,482	3,060	59	10.43	81.1	1.11
All other loans	263	13	—	12.47	76.0	—

Total on balance sheet	$491,997	$9,997	47%	10.66%	79.8%	0.77

Sold loans collateralizing asset-backed bonds (A):
NMFT 1999-1	$128,138	$ —	80%	10.08%	81.7%	1.55
NMFT 2000-1 (B)	226,557	—	92	10.22	81.1	2.84

Total off balance sheet	$354,695	$ —	88%	10.16%	81.3%	2.37

				Weighted Average
	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of December 31, 1999
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 85,015	$ 3,942	32%	11.04%	75.5%	0.51
NHES 1997-2	101,031	1,917	35	10.90	79.3	0.55
NHES 1998-1	195,170	3,205	63	10.08	81.1	0.93
NHES 1998-2	237,223	3,606	74	9.97	81.1	1.51
All other loans	383	19	6	11.96	77.6	0.10

Total on balance sheet	$618,822	$12,689	58%	10.31%	80.0%	1.03

Sold loans collateralizing asset-backed bonds (A):
Off balance sheet NMFT 1999-1	$143,328	$ —	84%	10.08%	81.5%	2.03

(A)	NovaStar Financial owns economic residual interests. The mortgage loans are not retained on the balance sheet of NovaStar Financial.
(B)	The economic residual interests in NMFT 2000-1 were purchased by NovaStar Financial April 1, 2000.

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

Table 5
Prepayment Speeds

			Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
	Issue Date	Current Principal Balance		One- month	Three- month	Twelve- month	Life
June 30, 2000
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	October 1, 1997	$ 66,171	7	47	43	45	40
NHES 1997-2	December 11, 1997	72,405	3	43	43	49	34
NHES 1998-1	April 30, 1998	148,676	3	43	41	37	27
NHES 1998-2	August 18, 1998	204,482	3	36	31	25	20
Sold loans collateralizing asset-backed bonds:
NMFT 1999-1	January 29, 1999	$128,138	5	18	18	19	16
NMFT 2000-1	March 31, 2000	226,557	2	8	6	—	5

	Issue Date	Current Principal Balance	Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
				One- month	Three- month	Twelve- month	Life
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	October 1, 1997	$ 85,015	7	44	42	50	40
NHES 1997-2	December 11, 1997	101,031	3	64	58	42	32
NHES 1998-1	April 30, 1998	195,170	3	47	36	29	23
NHES 1998-2	August 18, 1998	237,223	3	26	21	21	18

Sold loans collateralizing asset-backed bonds:
NMFT 1999-1	January 29, 1999	$143,328	5	14	20	14	14

Table 6 details the amount of premium as a percent of principal at quarter end for 2000 and 1999.

Table 6
Premium as a Percent of Principal

Mortgage Loans
June 30, 2000	2.03%
March 31, 2000	2.05
December 31, 1999	2.05
September 30, 1999	2.09
June 30, 1999	2.15
March 31, 1999	2.22

          Mortgage-Backed Securities—Available-For-Sale.    In September 1999 and April 2000, NovaStar Financial purchased NovaStar Mortgage’s economic residual certificates in NovaStar Mortgage Funding Trust Series 1999-1 and 2000-1, respectively. As the owner of the residual certificates, NovaStar Financial receives the net cash flow of the NovaStar Mortgage Funding Trust Series 1999-1 and 2000-1 asset-backed bonds, which represent the right to receive, over the life of the securitizations, the excess of the weighted average coupon on the mortgage loan collateral over the sum of the interest rate on the bonds, a normal servicing fee, a trustee fee, insurance premiums and the credit losses relating to the loans securitized. As of June 30, 2000 and December 31, 1999, the carrying value of the NMFT 1999-1 and 2000-1 economic residual interests was $21.0 million and $6.8 million. These values represent the present value of the residual cashflows that NovaStar Financial expects to receive over the life of the securitizations, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which management believes is an appropriate risk-adjusted market rate of return for the residual asset. The residual cashflows are realized over the life of the securitization as cash distributions are received from the trust. NovaStar Financial believes its residual assets are fairly valued as of June 30, 2000, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce the income of future periods and could cause NovaStar Financial to report net losses. Methodologies and assumptions used in valuing the economic residual interests are discussed in the “Mortgage Loan Sales” section of this document.

          Key statistics, assumptions and characteristics of the NovaStar Mortgage Funding Trust Series 1999-1 and 2000-1 mortgage loan collateral and bonds as of June 30, 2000 and December 31, 1999 are included in the table below and in Tables 4, 5 and 7 of this document.

	June 30, 2000		December 31, 1999
	1999-1	2000-1	1999-1
Constant Prepayment Rate	27 to 47	25 to 30	35 to 45
Annual Constant Default Rate, net of mortgage insurance (basis points)	75	25	75

Discount Rate	18%	15%	20%

As a percent of mortgage loan principal:

Delinquent loans (30 days and greater)	6.84%	1.08%	7.03%

Loans in foreclosure	4.16	0.13	3.22

Real Estate Owned	1.74	—	1.26

Cumulative losses	$ 408	$ —	$ 315

          Assets Acquired through Foreclosure.    As of June 30, 2000, NovaStar Financial had 180 loans in real estate owned with a carrying value of $15.1 million (principal of $16.5 million) compared to 192 loans with a carrying value of $16.9 million (principal of $24.4 million) as of December 31, 1999.

          Short-term and Long-term Financing Arrangements.    Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially using committed warehouse lines with First Union National Bank and Residential Funding Corporation (RFC) under which NovaStar Financial and NovaStar Mortgage are co-borrowers. NovaStar Financial and NovaStar Mortgage can borrow up to $75 million from First Union and $150 million from RFC under these warehouse agreements. NovaStar Financial and NovaStar Mortgage also use repurchase agreements as a means of warehousing loans prior to securitization. First Union provides a $175 million committed facility for this purpose. These First Union and RFC facilities are committed through July 27, 2001 and December 27, 2000, respectively.

          First Union also provides a $25 million committed facility secured by residual interests in asset-backed bonds that is committed through December 2001. As of June 30, 2000 and December 31, 1999, NovaStar Financial had no borrowings under these facilities. During the second quarter of 2000, NovaStar Financial entered into a repurchase agreement secured by residual interests of NMFT 2000-1 with another counterparty. Amounts outstanding as of June 30, 2000 under this financing arrangement were $11.0 million. Amounts outstanding under short-term financing arrangements as of June 30, 2000 are detailed in Table 23 of this document.

          On a long-term basis, NovaStar Financial has financed its mortgage loans using collateralized mortgage obligations commonly called CMOs. Investors in CMOs are repaid based on the performance of the mortgage loans collateralizing the CMOs. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of its CMOs, NovaStar Financial is entitled to repurchase the mortgage loan collateral and repay the remaining CMO when their aggregate principal balance falls below 35% for issue 97-01 and 25% for issues 97-02, 98-01 and 98-02. Non-conforming mortgage loans are not readily obtainable financial assets. As a result, NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its CMO transactions as secured borrowings, rather than sales of the transferred loans. The securitization transactions executed by NovaStar Mortgage have been structured as sales for financial reporting and tax purposes. NovaStar Financial as the residual owner does not have an option to call these bonds in the future. However, NovaStar Mortgage, as servicer of the collateral of these transactions, holds a small clean up call.

          Under its CMOs, NovaStar Financial retains the mortgage loans and incurs the obligation to pay the CMO bondholders. NovaStar Financial earns the net spread between the interest income on the loans and the interest expense on the bonds. The spread earned also is reduced by credit losses on the portfolio. Prepayments on the mortgage loans serve to reduce the term over which interest spread is earned. The longer the mortgage collateral is outstanding, the longer the period of cash flow. To the extent the borrowers prepay, it shortens the life of the CMO and the period over which cash flow is received. The cash flow will change when interest rates on the bonds fluctuate at amounts or times that are different from the mortgage loan collateral, thereby subjecting NovaStar Financial to interest rate risk. The carrying value of CMOs as of June 30, 2000 was $479 million compared with $587 million as of December 31, 1999. The decline in carrying value is primarily a result of principal paydowns.

          The following table provides details regarding NovaStar Financial’s CMOs as of June 30, 2000 and December 31, 1999. This table also provides details regarding the bonds and collateral outstanding underlying NovaStar Financial’s economic residual interests.

Table 7
Collateralized Mortgage Obligations
June 30, 2000 and December 31, 1999
(dollars in thousands)

	Collateralized Mortgage Obligation		Mortgage Loans
	Remaining Principal	Current Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of June 30, 2000:
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 62,253	7.13%	$ 68,179	11.47%	—
NHES 1997-2	68,468	6.91	74,252	11.26	6
NHES 1998-1	138,118	6.93	152,569	10.89	15
NHES 1998-2	200,705	6.88	211,802	10.43	24
Unamortized debt issuance costs, net	(1,670)

Total on balance sheet	$467,875

	Collateralized Mortgage Obligation		Mortgage Loans
	Remaining Principal	Current Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
Sold loans collateralizing asset-backed bonds:
NMFT 1999-1	$126,079	6.72%	$128,707	10.08%	50
NMFT 2000-1 (B)	222,279	7.02	125,885	10.22	63

Total off balance sheet	$348,358

As of December 31, 1999:
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 75,580	6.94	$ 87,534	11.04	—
NHES 1997-2	95,053	6.72	104,851	10.90	12
NHES 1998-1	186,493	6.55	200,625	10.08	22
NHES 1998-2	231,969	6.71	244,109	9.97	29
Unamortized debt issuance costs, net	(2,227)

Total on balance sheet	$586,868

Sold loans collateralizing asset-backed bonds:
Off balance sheet NMFT 1999-1	$140,710	6.95%	$143,328	10.08%	55

(A)	Includes assets acquired through foreclosure.
(B)	NovaStar Financial purchased the residual interests in NMFT 2000-1 on April 1, 2000.

Stockholders’ Equity. The decrease in NovaStar Financial’s stockholders’ equity as of June 30, 2000 compared with
December 31, 1999 is a result of the following:

•	$1.4 million increase due to net income recognized for the six months ended June 30, 2000.

•
$2.0 million decrease as a result of common stock repurchases. NovaStar Financial’s Board of Directors amended its stock repurchase program during the third quarter of 1999 to increase the amount of common stock authorized to be acquired up to an aggregate purchase price of $5 million. Stock repurchases may be made in the open market, in block purchase transactions, through put options or through privately negotiated transactions. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions and corporate requirements. As of June 30, 2000, NovaStar Financial had repurchased 1,202,800 shares of its common stock. The number of shares repurchased by NovaStar Financial has increased to 1,220,500 through August 10, 2000 for an aggregate purchase price of $4.0 million.

•
$1.5 million increase in the unrealized gain of economic residual interests in NovaStar Mortgage’s NMFT 1999-1 and 2000-1 asset backed bond transactions that for tax and accounting purposes were treated as sales. The residual interests in those transactions have been classified as available-for-sale securities and the unrealized gain is recognized as a component of accumulated other comprehensive income.

•	$1.1 million decrease due to dividends on Class B 7% cumulative convertible preferred stock in 2000.

          Notes Receivable from Founders.    The founders of NovaStar Financial purchased 216,666 units in the 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes is divided into three equal parts, called “ tranches”, and is forgiven if certain incentive performance targets are achieved. The incentive tests relate to the return generated to investors in the private placement, including the appreciation in stock price, the value of the warrants, and dividends paid. One tranche will be forgiven for each fiscal year NovaStar Financial generates a return of 15% to investors in the private placement. All three tranches will be forgiven if a return of 100% is generated within five years.

          During the period from the closing of the private placement through December 31, 1997, NovaStar Financial’s stock price averaged $17.08 per share, dividends of $0.28 were declared and the value of each warrant was $2.08. The combination of these produced a return to investors in the private placement exceeding 15%. As a result, the first tranche of these notes was forgiven resulting in a non-cash charge of $1,083,000 during the fourth quarter of 1997. NovaStar Financial has not recognized any further forgiveness of the notes since 1997, as incentive performance targets have not been met.

          In March 1998, the founders exercised options to acquire 289,332 shares of common stock by executing notes payable to NovaStar Financial. The notes bear interest at one month LIBOR plus 1%, are collateralized by the common stock issued, and are non-recourse in nature which means that NovaStar Financial’s recourse is limited to the collateral. These notes and accrued interest are classified as part of the contra-equity account, notes receivable from founders. Unpaid principal on the notes was $4,340,000 as of June 30, 2000 and December 31, 1999. Accrued interest on these notes was $339,000 as of June 30, 2000 and December 31, 1999.

Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Net Income

          During the six months ended June 30, 2000, NovaStar Financial recorded net income of $1.4 million, $0.04 per diluted common share, compared with net income of $3.6 million, $0.34 per diluted common share, for the six months ended June 30, 1999.

           NovaStar Financial’s primary sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loans to third parties and securitization transactions executed by NovaStar Mortgage.

Net Interest Income

          Table 8 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the six months ended June 30, 2000 and 1999.

Table 8
Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage-Backed Securities			Total
Six months ended June 30, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$504,522	$24,590	9.75%	$11,025	$878	15.93%	$515,547	$25,468	9.88%

Interest-bearing liabilities
Collateralized mortgage obligations	$528,478	$18,322	6.93%	—	—	—	$557,299	$18,322	6.93%
Other borrowings	—	—	—	4,487	151	6.71	4,487	151	6.71

Cost of derivative financial Instruments hedging liabilities		319	0.11		—	—		319	0.11

Total borrowings	$528,478	$18,641	7.05%	$ 4,487	$151	6.73%	$561,786	$18,792	7.05%

Net interest income		$ 5,949			$727			$ 6,676

Net interest spread			2.69%			9.20%			2.83%

Net yield			2.36%			13.19%			2.59%

	Mortgage Loans			Mortgage-Backed Securities			Total
Six months ended June 30, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$793,973	$36,641	9.23%	$ —	$ —	—%	$793,973	$36,641	9.23%

Interest-bearing liabilities
Collateralized mortgage obligations	$825,540	$23,156	5.61%	$ —	$ —	—%	$825,540	$23,156	5.61%
Other borrowings	8,482	541	12.76	—	—	—	8,482	541	12.76

Cost of derivative financial Instruments hedging liabilities		1,156			—			1,156

Total borrowings	$834,022	$24,853	5.96%	$ —	—	—%		$24,853	5.96%

Net interest income		$11,788			$ —			$11,788

Net interest spread			3.27%			—%			3.27%

Net yield.			2.97%			—%			2.97%

          Interest Income.    During 2000, mortgage loans earned $24.6 million, or a yield of 9.8%, compared with $36.6 million, or a yield of 9.2% for the same period of 1999. Mortgage-backed securities income for 2000 consists of earnings on economic residual interests that NovaStar Financial purchased from NovaStar Mortgage in September 1999 and April 2000. In total, assets earned $25.5 million, or a yield of 9.9% for the six months ended June 30, 2000. During the same period of 1999, assets earned $36.6 million or a 9.2% yield. As noted in Table 8, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

          Interest Expense.    The cost of borrowed funds for mortgage loans was $18.6 million for the six months ended June 30, 2000, or 7.1% of average borrowings compared with $24.9 million, or 6.0% for the same period of 1999. Mortgage-backed securities’ cost of borrowed funds for the six months ended June 30, 2000 includes repurchase agreements secured by economic residual interests executed during the second quarter of 2000. Average interest-bearing liabilities for the six months ended June 30, 2000 also consisted of financing costs on collateralized mortgage obligations compared with the same period of 1999, which also included a short-term financing arrangement with GMAC/RFC secured by residual interests in NovaStar Financial’s CMOs. In 1998, NovaStar Financial borrowed $15 million from GMAC/RFC, which included a $3 million financing fee. In February 1999, NovaStar Financial used the First Union residual facility to pay this debt in full. In March 1999, proceeds from the convertible preferred stock offering repaid all the outstanding debt on the residual facility.

          NovaStar Financial’s collateralized mortgage obligations are indexed to LIBOR. During the six months ended June 30, 2000, one-month LIBOR averaged 6.19% compared with 4.96% for same period of 1999. Because the Federal Reserve Board increased the targeted federal funds interest rate in the latter part of 1999, effective borrowing costs have been higher in 2000. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

          Net Interest Income and Spread.    Net interest income on mortgage loans for the six months ended June 30, 2000 was $5.9 million, or 2.4% of average interest-earning mortgage loans, compared with $11.8 million, or 3.0% for the same period of 1999. Net interest spread on mortgage loans was 2.7% and 3.3%, respectively, for the six months ended June 30, 2000 and 1999. Net interest income on mortgage-backed securities (economic residual interests) during the six months ended June 30, 2000 was $727,000, or 13.2% of average interest-earning mortgage securities with a net interest spread of 9.2%. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

          As part of the NMFT 2000-1 asset-backed bond transaction discussed under “Mortgage Securities— Available-For-Sale” and “Mortgage Loan Sales” sections of this document, NovaStar Financial sold a cap with a carrying value of $480,000 to NovaStar Mortgage recognizing a deferred gain of $880,000. The cap was hedging liabilities incurred to fund the mortgage loans sold to NMFT 2000-1 and the deferred gain will be amortized over the remaining cap term. This cap had a carrying value of $715,000 as of June 30, 2000. During the six months ended June 30, 2000 and 1999, net interest expense incurred on hedging agreements was $319,000 and $1.2 million, respectively, which is included as a component of interest expense. The significant decline in this expense in 2000 compared with the same period of 1999 is a result of the majority of the caps’ quarterly LIBOR resets in 2000 were greater than their strike rates.

Prepayment Penalty Income

          NovaStar Financial strives to purchase loans that have some form of prepayment penalty fee to mitigate exposure to prepayment risk. During the six months ended June 30, 2000, 92% of the mortgage loans originated by NovaStar Mortgage had prepayment penalties compared with 89% during the same period of 1999. As of June 30, 2000, 47% of NovaStar Financial’s mortgage loan portfolio had prepayment penalties compared with 58% as of December 31, 1999. Prepayment penalties totaled $983,000 during the six months ended June 30, 2000 compared with $1.6 million for the same period of 1999. The decrease is due to the seasoning of the portfolio and prepayment penalty windows expiring in 2000 compared with 1999.

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

          As of June 30, 2000 and December 31, 1999, approximately 56% and 39% of the loans owned by NovaStar Financial are covered under this agreement, including loans serving as collateral for NMFT 1999-1 and 2000-1. The loans collateralizing NMFT 1999-1 and 2000-1 are not recorded as loans of NovaStar Financial, but the performance of NovaStar’s investment in the residual interests of NMFT 1999-1 and 2000-1 is dependent on the credit losses of the underlying collateral.

          Premiums for mortgage insurance on loans maintained on the balance sheet of NovaStar Financial are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance. ” During the six months ended June 30, 2000, total premiums paid by NovaStar Financial totaled $707,000 compared with $912,000 for the same period of 1999. The monthly premiums paid on loans serving as collateral for NMFT 1999-1 and NMFT 2000-1 reduce NovaStar Financial’s monthly residual cashflow receipt and are not included in the amount of total premiums paid set forth above.

Provisions for Credit Losses

          NovaStar Financial owns loans where the borrower possesses credit risk higher than that of conforming borrowers. Delinquent loans and losses are expected to occur. Most of the loans owned by NovaStar Financial were underwritten and funded by NovaStar Mortgage. NovaStar Mortgage uses several techniques to mitigate credit losses, including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. Loans are charged off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. While short sales serve to reduce the overall severity of losses incurred, they also accelerate the timing of losses. Management also believes aggressive servicing is an important element to managing credit risk.

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

          During the six months ended June 30, 2000, NovaStar Financial made provisions for losses of $2.8 million and incurred net charge-offs of $4.9 million, compared to $5.9 million and $5.9 million during the same period of 1999. Charge-offs during the first half of 2000 include $460,000 resulting from short sale transactions and loans charged off in full compared with $708,000 during the same period of 1999.

          In the opinion of management, the allowance for credit losses as of June 30, 2000 is adequate to cover losses inherent in the portfolio at that date. If losses do not develop in accordance with current expectations, future provisions will be increased or decreased as necessary. Management also believes that internal processes involving quality control, appraisal review and servicing that have been made as a result of experience to-date will result in lower losses being incurred on loans currently being originated.

          Table 9 is a rollforward of the activity in the allowance for credit losses during 2000 and 1999.

Table 9
Rollforward of Allowance for Credit Losses
(in thousands)

	2000		1999
	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$9,763	$11,105	$ 5,370	$ 3,573	$ 3,492	$ 3,573
Provision for credit losses	1,213	1,579	10,579	5,634	3,566	2,299
Amounts charged off, net of recoveries	(1,983)	(2,921)	(4,844)	(3,837)	(3,485)	(2,380)

Ending Balance	$8,993	$ 9,763	$11,105	$ 5,370	$ 3,573	$ 3,492

          The following tables provide details regarding the delinquencies, defaults, and loss statistics of NovaStar Financial’s mortgage loan portfolio.

Table 10
Loan Delinquencies (90 days and greater) (A)
2000 and 1999

	2000		1999
	June 30	March 31	December 31	September 30	June 30	March 31
Mortgage loans Collateralizing NovaStar Home Equity Series (CMO):
1997-1 Issued October 1, 1997	6.21%	4.59%	5.63%	6.32%	5.13%	4.37%
1997-2 Issued December 11, 1997	8.88	7.66	6.24	4.92	4.03	5.38
1998-1 Issued April 30, 1998	4.40	3.58	4.42	5.32	4.13	4.64
1998-2 Issued August 18, 1998	5.48	5.10	5.38	4.06	3.94	3.72

(A) Includes loans in foreclosure or bankruptcy.

Table 11
Delinquencies, Defaults and Losses
June 30, 2000 and December 31, 1999
(dollars in thousands)

	NovaStar Home Equity Series				All Loans
June 30, 2000	1997-1	1997-2	1998-1	1998-2
Allowance for Credit Losses:
Balance, January 1, 2000	$ 2,335	$ 2,861	$ 4,214	$ 1,685	$ 11,105
Provision for credit losses	345	851	833	760	2,792
Amounts charged off, net of Recoveries	(889)	(1,262)	(1,668)	(1,082)	(4,904)

Balance, June 30, 2000	$ 1,791	$ 2,450	$ 3,379	$ 1,363	$ 8,993

Defaults as a percent of loan balance
Delinquent loans (A)	7.88%	6.70%	3.84%	6.60%	6.00%
Loans in foreclosure	5.31	8.29	7.80	4.69	6.23
Real estate owned	3.79	3.30	3.34	3.30	3.39
Cumulative losses	$ 6,702	$ 8,591	$ 8,397	$ 3,471

	NovaStar Home Equity Series				All Loans
December 31, 1999	1997-1	1997-2	1998-1	1998-2
Allowance for Credit Losses:
Balance, January 1, 1999	$ 816	$ 1,049	$ 1,163	$ 346	$ 3,573
Provision for credit losses	4,317	5,436	8,194	4,065	22,078
Amounts charged off, net of Recoveries	(2,798)	(3,624)	(5,143)	(2,726)	(14,546)

Balance, December 31, 1999	$ 2,335	$ 2,861	$ 4,214	$ 1,685	$ 11,105

Defaults as a percent of loan balance
Delinquent loans (A)	8.03%	9.89%	6.38%	7.50%	7.63%

Loans in foreclosure	4.73	4.32	3.75	4.02	4.09

Real estate owned	3.85	4.88	3.61	2.62	3.51

Cumulative losses	$ 5,416	$ 5,698	$ 4,996	$ 2,251

(A) Includes loans delinquent 30 days or greater

Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

          Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee charged by NovaStar Mortgage for servicing the loans owned by NovaStar Financial serving as collateral on CMOs. The fee charged is based on the loan principal balance of the mortgage loans serviced. Loan servicing fees for the first six months of 2000 were $1.4 million compared with $2.1 million for the same period of 1999. The reduction is due to principal paydowns between the two periods.

General and Administrative Expenses

          General and administrative expenses for the six months ended June 30, 2000 and 1999 are provided in Table 12. Table 13 displays the relationship of portfolio expenses to stockholders’ equity during 2000 and 1999 by quarter.

Table 12
General and Administrative Expenses
(dollars in thousands)

	Six Months Ended June 30,
	2000		1999
		Percent of Stockholders’ Equity (Annualized)		Percent of Stockholders’ Equity (Annualized)
Compensation and benefits	$ 717	1.42%	$ 937	1.55%
Professional and outside services	257	0.51	365	0.60
Office administration	401	0.79	408	0.67
Other	43	0.09	96	0.16

Total general and administrative expenses before Intercompany fees	1,418	2.81%	1,806	2.98%

Fees for services provided by NovaStar Mortgage, Inc.	(2)		456

Total general and administrative expenses	$1,416		$2,262

Table 13
Portfolio Related Expenses as a
Percent of Stockholders’ Equity
2000 and 1999

Percent of Stockholders’ Equity
2000:
Second quarter	0.70%
First quarter	0.70
1999:
Fourth quarter	0.91
Third quarter	0.77
Second quarter	0.52
First quarter	0.99

          Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The decrease in compensation and benefits for the six months ended June 30, 2000 compared with the same period of 1999 is due to staff reductions and employee cost allocations to NovaStar Mortgage.

          Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. The 2000 decline is a result of legal fees incurred on the structuring of various financing arrangements and general company growth experienced during the first six months of 1999. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

          The following is a summary of the fees, in thousands, paid to (received from) NovaStar Mortgage for the six months ended June 30, 2000 and 1999.

	Six Months Ended June 30,
	2000	1999
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$1,383	$2,120

Administrative fees, net of guaranty fees	$ 230	$1,148
Amounts received from NovaStar Mortgage:
Intercompany interest income	(232)	(692)

Net fees for other services provided by Novastar Mortgage, Inc.	$ (2)	$ 456

           The decline in these fees for the six months ended June 30, 2000 compared with 1999 is due to the cancellation of the administrative fees intercompany agreement on April 1, 1999, since NovaStar Financial is no longer purchasing loans from NovaStar Mortgage. This agreement was replaced with an intercompany loan and guarantee agreement with NovaStar Mortgage. Under the terms of this agreement, NovaStar Mortgage pays interest on amounts it borrows from NovaStar Financial. Interest on the borrowings accrues at the federal funds rate plus 1.75%. In addition, NovaStar Mortgage is required to pay guaranty fees in the amount 0.25% of the loans sold by NovaStar Mortgage for which NovaStar Financial has guaranteed the performance of NovaStar Mortgage.

Equity in Earnings of NFI Holding Corporation

          For the six months ended June 30, 2000, NFI Holding recorded a net loss of $143,000 compared with net income of $951,000 for the same period of 1999. NovaStar Financial records its portion of the earnings as equity in net earnings of NFI Holding in its income statement. NFI Holding’s net earnings include the net earnings of NovaStar Mortgage, a subsidiary of NFI Holding as discussed under “Basis of Presentation”. NFI Holding’s financial position and results of operation for the six months ended June 30, 2000 and 1999 are discussed further under the heading “NFI Holding Corporation”.

Results of Operations of NovaStar Financial, Inc.—Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

Net Income

          During the three months ended June 30, 2000, NovaStar Financial recorded net income of $146,000. After consideration of dividends on preferred shares, NovaStar Financial recognized a net loss per diluted common share of $0.05, compared with net income of $1.8 million, $0.15 per diluted common share, for the three months ended June 30, 1999.

Net Interest Income

          Table 14 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended June 30, 2000 and 1999.

Table 14
Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage- Backed Securities				Total
Three months ended June 30, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$476,082	$11,778	9.90%	$15,674	$612	15.62%	$491,756	$12,390	10.08%

Interest-bearing liabilities Collateralized mortgage obligations	$500,518	$ 8,925	7.13%	—	—	—	$500,518	$ 8,925	7.13%
Other borrowings	—	—	—	8,998	151	6.71	8,974	151	6.71

Cost of derivative financial		18	0.01		—			18	0.01

Instruments hedging liabilities
Total borrowings	$500,518	$ 8,943	7.15%	$ 8,974	$151	6.73%	$509,492	$ 9,094	7.14%

Net interest income		$ 2,835			$461			$ 3,296

Net interest spread			2.75%			8.89%			2.94%

Net yield			2.38%			11.76%			2.68%

	Mortgage Loans			Mortgage- Backed Securities				Total
Three months ended June 30, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$753,488	$17,091	9.07%	$—	$—	—%	$753,488	$17,091	9.07%

Interest-bearing liabilities
Collateralized mortgage obligations	$788,894	$11,068	5.61%	—	—	—	$788,894	$11,068	5.61%
Other borrowings	—	—	—	—	—	—	—	—	—

Cost of derivative financial		576			—			576

Instruments hedging liabilities
Total borrowings	$788,894	$11,644	5.90%	$—	—	—%	$788,894	$11,644	5.90%

Net interest income		$ 5,447			$—			$ 5,447

Net interest spread			3.17%			—%			3.17%

Net yield.			2.89%			—%			2.89%

          Average interest-earning assets were $491.8 million during the three months ended June 30, 2000, which included in $15.7 million of residual assets classified as mortgage-backed securities, compared with average interest-earning assets of $753.5 million for the same period of 1999, comprised of 100% mortgage loans. Mortgage securities earned $612,000 for the three months ended June 30, 2000, or a yield of 15.6%. During the three months ended June 30, 2000, mortgage loans earned $11.8 million, or a yield of 9.9%, compared with $17.1 million, or a yield of 9.1% for the same period of 1999. In total, assets earned $12.4 million—a 10.1% yield for three months ended June 30, 2000 compared $17.1 million, or a 9.1% yield for the same period ended June 30, 1999.

          During the three months ended June 30, 2000, borrowed funds for NovaStar Financial averaged $509.5 million on which interest was incurred of $9.1 million, or 7.1%. In comparison, for the three months ended June 30, 1999, borrowed funds for NovaStar Financial averaged $788.9 million on which interest was incurred of $11.6 million, or 5.9%.

          Net interest income during the three months ended June 30, 2000 was $3.3 million or 2.7% of average interest-earning assets, compared with $5.4 million, or 2.9% of average interest-earning assets during the same period of 1999. Net interest spread was 2.9% during the three months ended June 30, 2000 compared with 3.2% during the three months ended June 30, 1999.

          During the three months ended June 30, 2000 and 1999, net interest expense was incurred on hedging agreements of $18,000 and $576,000, respectively, which is included as a component of interest expense. The decline in this expense for the second quarter of 2000 compared with the same period of 1999 is due to the quarterly LIBOR reset rates were higher than the interest rate agreement strike rates on a majority of NovaStar Financial’s interest rate agreements during the second quarter of 2000. NovaStar Financial receives credits against the quarterly premium payments to counterparties whenever LIBOR reset rates are higher than the strike rates.

Provisions for Credit Losses and Premium for Mortgage Loan Insurance

          During the three months ended June 30, 2000, NovaStar Financial provided $1.2 million to the allowance for credit losses, compared with $3.6 million during the same period of 1999. Charge-offs during the three months ended June 30, 2000 were $2.0 million compared with $3.5 million during the same period of 1999. See “Mortgage Insurance” and Provisions for Credit Losses ” under “Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 2000.”

          Premiums for mortgage loan insurance include the premiums paid to Radian Guaranty, Inc. and PMI, Inc. on certain loans held in NovaStar Financial’s portfolio. The decline in premiums between the second quarter of 2000 to 1999 is due to paydowns in NovaStar Financial’s mortgage loan portfolio between the two periods.

Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

          Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee that NovaStar Mortgage charges NovaStar Financial for the loans collateralizing the CMOs. This fee is based on the collected principal balance of the mortgage loans serviced. The decrease in loan servicing fees paid to NovaStar Mortgage during the three months ended June 30, 2000 compared with the same period of 1999 is due to principal paydowns in NovaStar Financial’s CMO collateral during the two periods.

Other Income

          Other income during the three months ended June 30, 2000 primarily consists of prepayment penalties of $494,000 net gains recognized on the sale of real estate owned properties of $54,000, interest earned on securitization funds held in trust of $48,000 and interest earned on money market funds of $38,000. Other income for the same period of 1999 primarily consisted of prepayment penalties of $960,000, net losses on mortgage asset sales of $94,000, interest earned on notes receivable from founders of $122,000 and interest earned on securitization funds held in trust of $53,000.

General and Administrative Expenses

          General and administrative expenses for the three months ended June 30, 2000 and 1999 are provided in Table 15.

Table 15
General and Administrative Expenses
(dollars in thousands)

	Three Months Ended June 30,
	2000		1999
		Percent of Stockholders’ Equity (Annualized)		Percent of Stockholders’ Equity (Annualized)
Compensation and benefits	$333	1.32%	$352	1.16%
Professional and outside services	127	0.50	33	0.11
Office administration	230	0.91	200	0.66
Other	17	0.07	41	0.14

Total general and administrative expenses before Intercompany fees	707	2.80%	626	2.07%

Fees for services provided by NovaStar Mortgage, Inc.	(5)		(594)

Total general and administrative expenses.	$702		$ 32

          Compensation and benefits totaled $333,000 for the three months ended June 30, 2000 compared with $352,000 for the same period of 1999. The decline is due to staff reductions and intercompany employee expense allocations to NovaStar Mortgage.

          Professional and outside services for the three months ended June 30, 2000 was $127,000 compared with $33,000 for the three months ended June 30, 1999. This line-item includes the cost of various accounting and legal services and varies based on the nature and timing of operational needs.

          The following is a summary of the fees, in thousands, paid to NovaStar Mortgage for the three months ended June 30, 2000 and 1999:

	Three Months Ended June 30,
	2000	1999
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$687	$1,005

Administrative fees, net of guaranty fees	$113	$ 98
Amounts received from NovaStar Mortgage:
Intercompany interest income	(118)	(692)

Net fees for other services provided by Novastar Mortgage, Inc.	$ (5)	$ (594)

          The decline in loan servicing fees paid to NovaStar Mortgage for the three months ended June 30, 2000 compared with the three months ended June 30, 1999 is due to a decline in NovaStar Financial’s mortgage loan portfolio serviced by NovaStar Mortgage.

           The decrease in the interest income paid to NovaStar Mortgage during these same periods is a result of the decline in average intercompany borrowings from $21.2 million in 1999 to $5.9 million in 2000.

Equity in Earnings (Loss) of NFI Holding Corporation

          For the three months ended June 30, 2000, NFI Holding recorded a net loss of $849,000 compared with net income of $394,000 for the same period of 1999. NFI Holding’s financial position and results of operation for the three month period ended June 30, 2000 and 1999 are discussed further under the heading “NFI Holding Corporation”.

Estimated Taxable Income (Loss)

          Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 16 is a summary of the differences between net income or loss reported for GAAP and estimated taxable income for six months ended June 30, 2000 and 1999.

Table 16
Estimated Taxable Income (Loss)
Six Months Ended June 30, 2000 and 1999
(in thousands)

	June 30,
	2000	1999
Net income	$1,358	$3,571
Use of net operating loss carryforward	—	(2,628)
Results of NFI Holding and subsidiaries	(141)	123
Provision for credit losses	2,792	5,865
Loans charged-off	(4,904)	(5,865)
Other, net	405	779

Estimated taxable income (loss)	$ (490)	$1,845

          NovaStar Financial has a net operating loss carryforward of approximately $3.0 million available to offset taxable income in 2000, and thereby reduce the amount of required distributions under REIT guidelines. In addition, dividends paid on convertible preferred stock serve to reduce the amount of required distributions to common shareholders.

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

          The following table presents NFI Holding’s consolidated financial statements as of June 30, 2000 and 1999, which consists primarily of the assets, liabilities, and operational results of NovaStar Mortgage.

NFI Holding Corporation
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2000	December 31, 1999
Assets
Cash and cash equivalents.	$ 2,699	$ 1,466
Mortgage loans.	102,486	107,916
Other assets	10,699	10,061

Total assets	$115,884	$119,443

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings	$ 65,187	$ 78,448
Due to NovaStar Financial, Inc.	31,133	22,161
Accounts payable and other liabilities	12,660	11,787

Total liabilities	108,980	112,396
Stockholders’ equity	6,904	7,047

Total liabilities and stockholders’ equity	$115,884	$119,443

NFI Holding Corporation
Condensed Consolidated Statements of Operations
(dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2000	1999	2000	1999
Interest income	$ 7,105	$ 4,826	$3,430	$2,080
Interest expense	4,027	2,220	1,988	659

Net interest income	3,078	2,606	1,442	1,421
Provision for credit losses	(17)	(116)	132	(286)

Net interest income after provision for credit losses	3,095	2,722	1,310	1,707
Other income:
Fees from third parties	2,231	554	1,525	213
Fees received from, net of paid to, NovaStar Financial, Inc.	1,381	2,576	682	411
Net gain on sales of mortgage assets	4,834	6,088	2,109	3,241

Total other income	8,446	9,218	4,316	3,865
General and administrative expenses	11,684	10,989	6,475	5,178

Net income (loss) before taxes	(143)	951	(849)	394
Income tax expense	—	—	—	—

Net income (loss)	$ (143)	$ 951	$ (849)	$ 394

Financial Condition of NFI Holding Corporation as of June 30, 2000 and December 31, 1999

          Mortgage Loan Originations.    NFI Holding originated 2,705 non-conforming residential mortgage loans during the six months ended June 30, 2000 with an aggregate principal amount of $303 million. Virtually all of NFI Holding’s mortgage assets as of June 30, 2000 and December 31, 1999 consist of non-conforming mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

          Table 17 is a summary of NFI Holding’s wholesale loan originations for 2000 and 1999. Table 18 presents a summary of mortgage loan transfers of NFI Holding during 2000 and 1999. Table 19 is a summary of wholesale loan origination costs of production.

Table 17
2000 and 1999 Quarterly Wholesale Loan Originations
(dollars in thousands, except for average loan balance)

	Number of Loans	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2000:
Second quarter	1,473	$171,375	$116,344	101.0	82%	5.32	10.50%	91%
First quarter	1,232	132,072	107,201	101.1	80%	5.45	10.16	93

2000 total	2,705	$303,447	$112,180	101.0	81%	5.38	10.36%	92%

1999:
Fourth quarter	1,265	$130,288	$102,994	101.0	82%	5.30	10.04%	91%
Third quarter	1,204	125,140	103,937	100.8	82	5.28	9.87	91
Second quarter	1,161	114,631	98,735	101.1	82	5.14	9.82	89
First quarter	865	82,495	95,370	100.5	80	4.95	9.85	89

1999 total	4,495	$452,554	$100,679	100.9	82%	5.19	9.90%	90%

(A) AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 18
Quarterly Mortgage Loan Transfers
(dollars in thousands)

	Mortgage Loan Sales to Third Parties			Mortgage Loans Transferred in Securitizations
	Principal Amount	Net Gain Recognized	Weighted Average Price To Par	Principal Amount	Net Gain Recognized
2000:
Second quarter	$ 27,799	$ 661	104.0	$101,675	$1,392
First quarter	48,548	1,204	104.0	128,171	1,544

2000 total	$ 76,347	$ 1,865	104.0	$229,846	$2,936

1999:
Fourth quarter	$109,443	$ 2,583	104.1%	$ —	$ —
Third quarter	110,512	3,075	104.2	—	—
Second quarter	98,048	2,911	104.4	25,800	355
First quarter	72,824	1,593	103.6	138,847	1,250

1999 total	$390,827	$10,162	104.1	$164,647	$1,605

Table 19
Wholesale Loan Costs of Production

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost
Costs as a percent of principal:

2000:
Second quarter	3.0%	0.5%	3.5%

First quarter	3.3%	0.5%	3.8%

1999:
Fourth quarter	3.1%	0.5%	3.6%

Third quarter	3.8%	0.4%	4.2%

Second quarter	4.2%	0.5%	4.7%

First quarter	6.2%	0.2%	6.4%

          As noted in the table above, NovaStar Mortgage’s quarter-to-quarter 1999 wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, NovaStar Mortgage introduced Internet Underwriter, “IU”, a web-based origination system that has allowed NovaStar Mortgage to increase production volumes without adding infrastructure. First quarter 2000 production costs were slightly higher than fourth quarter 1999 due in part to more expense allocations from NovaStar Financial. In addition, NovaStar Mortgage hired more account executives during the first three months of 2000. Account executive costs typically are higher in the first few months of employment and are expected to decline, as a percent of principal, as the sales force becomes more productive with added experience and exposure to NovaStar Mortgage’s whole loan origination products and markets.

          Table 20 is a summary of loans originated by state for 2000 and 1999 by quarter. As of June 30, 2000, NovaStar Mortgage had 67 account executives 47 covering states.

Table 20
Mortgage Loan Originations by State
2000 and 1999

	Percent of Total Originations during Quarter (based on original principal balance)
	2000		1999
Collateral Location	Second	First	Fourth	Third	Second	First
Florida	13%	14%	12%	15%	12%	15%
Michigan	11	11	12	10	10	12
California	9	10	10	10	8	6
Arizona	5	5	8	5	7	4
Ohio	9	7	8	12	10	8
Tennessee	6	7	6	4	6	9
Washington	5	5	4	4	5	3
All other states.	42	41	40	40	42	43

           NFI Holding’s loan originations are funded through warehouse and repurchase facilities at First Union and GMAC/RFC. Table 23 of the “Liquidity Resources and Capital” section of this document detail borrowings outstanding under these financing arrangements as of June 30, 2000.

          Mortgage Loan Sales.    NovaStar Mortgage executed its second securitization during the first quarter of 2000, combining $230 million in loans, which were sold to a Special Purpose Entity (SPE), of which $102 million settled in June 2000. A gain of $2.9 million was recognized on the transaction. Bonds issued by the SPE were $226 million and proceeds received on the close were used to pay down warehouse and mortgage loan repurchase facilities of NovaStar Mortgage. The loans were sold without recourse to NovaStar Mortgage Funding Trust Series 2000-1. NovaStar Mortgage retained residual certificates issued by the SPE. In April 2000, NovaStar Financial purchased the economic residual interests. NovaStar Mortgage also retained loan servicing rights for the loans sold to the SPE. The values of the retained interests and the mortgage servicing rights have been recorded as an asset and the loans sold have been removed from the balance sheet of NovaStar Mortgage.

          NovaStar Mortgage allocated its basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets based on the relative fair values of those portions at the time of sale. The values of these assets are determined by discounting estimated future cash flows using the cash out method.

          The following table details the significant assumptions used to determine the value of the resulting retained assets in NMFT 2000-1.

	Constant Prepayment Rate	Annual Constant Default Rate, net of mortgage insurance (basis points)	Discount Rate
2000-1	25 to 30	25	15%

          Details regarding the NMFT 1999-1 and NMFT 2000-1 collateral as of June 30, 2000 and December 31, 1999 are included in Tables 4, 5 and 7 of this document.

          NFI Holding also sold $76.3 million of its whole loan portfolio to unrelated third parties for cash at a net gain of $1.9 million at an average price to par of 104.0 during 2000. Table 18 of “Financial Condition of NFI Holding Corporation as of June 30, 2000 and December 31, 1999” provides a quarterly analysis of NFI Holding’s mortgage loan sales to third parties.

          Mortgage Loan Servicing.    Loan servicing is a critical part of NovaStar Mortgage’ s business. The majority of the loans serviced by NovaStar Mortgage are owned by NovaStar Financial. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Non-conforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. NovaStar Mortgage strives to identify issues and trends with borrowers early and take quick action to address such matters.

          Table 21 provides summaries of delinquencies and default statistics of NovaStar Mortgage’s mortgage loan portfolio in 2000 and 1999 by quarter. The information presented in both tables includes Table 21
Delinquencies and Defaults

	2000		1999
	June 30	March 31	December 31	September 30	June 30	March 31
Loan servicing portfolio	$970,016	$872,693	$894,572	$969,343	$1,032,065	$1,072,393

Total defaults:
Delinquent loans (A)	4.82%	5.58%	6.28%	4.75%	5.21%	4.12%

Loans in foreclosure	3.25	3.55	3.62	3.79	3.36	3.39

Real estate owned	2.07	2.65	2.71	2.24	2.20	1.66

(A)	Includes loans delinquent 30 days or greater

          The following table presents a summary of the mortgage loan activity of NFI Holding for 2000 and 1999 as a percent of the respective quarter’s beginning principal of mortgage loans held in portfolio and loan origination principal.

Table 22
Mortgage Loan Activity—NFI Holding Corporation

	Percent Sold to NovaStar Financial, Inc.	Percent Sold to Third Parties	Percent Sold in Securitizations	Percent Held in Portfolio	Percent of Prepayments	Total
2000
Second quarter	—	12%	44%	43%	1%	100%
First quarter	—	20	53	26	1	100

1999
Fourth quarter	—	52	—	46	2	100
Third quarter	—	54	—	44	2	100
Second quarter	—	32	13	54	1	100
First quarter	—	25	45	29	1	100
Results of Operations of NFI Holding Corporation—Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

          For the six months ended June 30, 2000, NFI Holding recorded a net loss of $143,000 compared with net income of $951,000 during the same period of 1999. A summarized income statement of NFI Holding is presented in the “NFI Holding Corporation” section of this document.

          The following summarizes operating results of NFI Holding for the six months ended June 30, 2000 compared with the same period of 1999:

•
Increase in NFI Holding’s net interest income during the six months ended June 30, 2000 from $2.6 million to $3.1 million. The increase is twofold; higher average loan volume and interest spread for the first half of 2000 compared with 1999. NFI Holding’s weighted average loan volume for the first six months of 2000 was $131 million compared with $100 million for the same period of 1999. Spread income was 3.2% for the first two quarters of 2000 compared with 2.9% for the same period of 1999.

•
Increase in fees from third parties from $554,000 during the six months ended June 30, 1999 to $2.2 million during the six months ended June 30, 2000. The significant increase is due to broker fees received on loans originated through the mortgage brokers of NovaStar Home Mortgage. NovaStar Home Mortgage operates 47 mortgage broker offices in 26 states. The operations of NovaStar Home Mortgage began in November 1999.

•
Decline in fees received from, net of paid to, Novastar Financial, Inc. from $2.6 million in the first half of 1999 to $1.4 million for the same period of 2000 due to the cancellation of the administrative fee agreement between NovaStar Financial and NovaStar Mortgage on April 1, 1999. A breakdown of the intercompany fees by type is included in the “Results of Operations of NovaStar Financial, Inc.—Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999” section of this document.

•
During the six months ended June 30, 2000, NovaStar Mortgage recognized net gains of $4.8 million on the sale of whole loans. Of that amount, $2.9 million was recognized as a result of the closing of NovaStar Mortgage’s second securitization transaction. The remainder of the gain was primarily due to various whole loan sales to third parties for cash. During the same period of 1999, NovaStar Mortgage recognized gains of $6.1 million on the transfer of whole loans, including $1.6 million on the NMFT 1999-1 asset-backed bond transaction.

•
No income tax expense has been recorded during the first six months of 2000 because of the existence of substantial net operating loss carryforwards, which are expected to offset pre-tax income in 2000.

Results of Operations of NFI Holding Corporation—Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

           For the three months ended June 30, 2000, NFI Holding recorded a net loss of $849,000 compared with net income of $394,000 for the same period of 1999. The following summarizes the explains the decline in net earnings for the three months ended June 30, 2000 compared with the same period of 1999:

•
Increase in fees from third parties from $213,000 during the three months ended June 30, 1999 to $1.5 million during the three months ended June 30, 2000. The significant increase is due to broker fees received on loans originated through the mortgage brokers of NovaStar Home Mortgage.

•
Decrease in net gain on sales of mortgage assets from $3.2 million during the second quarter 1999 to $2.1 million during the second quarter 2000. During the three months ended June 30, 2000 NovaStar Mortgage recognized a gain of $1.4 million on the second close of the 2000-1 securitization transaction. The remainder of the gain recognized in the second quarter 2000 was on mortgage loan sales to third parties. During the second quarter of 1999, NFI Holding recognized gains of $343,000 on the second close of the 1999-1 securitization transaction and $2.9 million on mortgage loan sales to third parties.

•
Increase in general and administrative expenses from $5.2 million during the second quarter 1999 to $6.5 million during the second quarter 2000. The increase is primarily attributable to various expenses incurred by the broker branches of NovaStar Home Mortgage. In addition, the net income (loss) generated from the branches is expensed to the branch in the form of compensation. NovaStar Home Mortgage began providing various accounting and compensation services to mortgage brokerage companies during the fourth quarter of 1999.

•	No income tax expense has been recorded in the second quarter of 2000 because of the existence of substantial net operating loss carryforwards, which are expected to offset pre-tax income in 2000.

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

          NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. As of June 30, 2000, NFI Holding owned $102.0 million of non-conforming mortgage loans. NFI Holding provided financing for these loans through warehouse and repurchase credit facilities with First Union and GMAC/RFC. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans to meet the significant cash needs of the wholesale loan operation. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

          Table 23 is a summary of cash, financing arrangements and available borrowing capacity for NovaStar Financial and NovaStar Mortgage, on a combined basis, as of June 30, 2000:

Table 23
Liquidity Resources
June 30, 2000
(in thousands)

	Maturity	Maximum Borrowing Limit	Lending Value of Collateral		Borrowings	Availability
Resource
Cash						$ 5,250
First Union National Bank (A):
Committed warehouse line of credit	7/27/01	$ 75,000	$ 44,561		$11,200	$33,361
Committed secured whole loan repurchase agreement	7/27/01	$175,000	$ 26,728		$26,728	$ —
Committed residual financing available.	12/17/01	$ 25,000	(B	)	$ —	$25,000
GMAC/Residential Funding Corporation (A):
Committed warehouse line of credit	12/27/00	$ 50,000	$ 27,259		$27,259	$ —
Mortgage securities repurchase agreement	7/5/00	$ 10,987	$ 13,500		$10,987	$ —

Total		$335,987	$112,048		$76,174	$63,611

(A)	Value of collateral and borrowings include amounts for NovaStar Financial and NovaStar Mortgage, as they are co-borrowers under the arrangements with First Union National Bank and GMAC/RFC.

(B)	Management estimates the value of the residuals range from $55 to $70 million and does not include the value of mortgage servicing rights.

          The warehouse line of credit and whole loan repurchase agreements with First Union National Bank expire on July 27, 2001. In the opinion of management, the available liquidity resources are sufficient to cover expected future production of NovaStar Mortgage.

          Cash activity during the six months ended June 30, 2000 and 1999 are presented in the consolidated statement of cash flows.

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

          Interest Rate Risk.    Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial’s net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2000 borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of June 30, 2000, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

          The following are summaries of the analysis as of June 30, 2000 and December 31, 1999.

Table 24
Interest Rate Sensitivity-Income
June 30, 2000 and December 31, 1999
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of June 30, 2000	(100)	Base	100
Income from:
Assets	$75,971	$78,110	$79,674
Liabilities (B)	56,488	63,262	70,234
Interest rate agreements	(1,177)	1,604	4,757

Net spread income	$18,306	$16,452	$14,197

Cumulative change in income from base (C)	$ 1,854	—	$(2,255)

Percent change from base spread income (D)	11.3%	—	(13.7)%

Percent change of capital (E)	1.8%	—	(2.2)%

As of December 31, 1999	(100)	Base	100
Income from:
Assets	$61,610	$64,419	$66,954
Liabilities (B)	42,173	47,803	53,442
Interest rate agreements	(1,379)	(1,379)	1,122

Net spread income	$18,058	$15,237	$14,634

Cumulative change in income from base (C)	$ 2,821	—	$ (603)

Percent change from base spread income (D)	18.5%	—	(4.0)%

Percent change of capital (E)	2.8%	—	(0.6)%

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(B)	Includes deal expenses, loan premium amortization, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income, in dollars, from “base.” “Base” is the estimated spread income as of June 30, 2000 and December 31, 1999.
(D)	Total change in estimated spread income, as a percent, from base.
(E)	Total change in estimated spread income as a percent of total stockholders’ equity as of June 30, 2000 and December 31, 1999.

Table 25
Interest Rate Sensitivity—Market Value
June 30, 2000 and December 31, 1999
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of June 30, 2000	(100)	100
Change in market values of:
Assets	$12,243	$(15,294)
Liabilities	(1,913)	2,216
Interest rate agreements	(3,881)	5,406

Cumulative change in market value	$ 6,449	$ (7,672)

Percent change of market value portfolio equity(B).	6.7%	(8.0)%

As of December 31, 1999
Change in market values of:
Assets	$ 9,112	$(11,340)
Liabilities	(2,068)	2,376
Interest rate agreements	(2,809)	4,723

Cumulative change in market value	$ 4,235	$ (4,241)

Percent change of market value portfolio equity(B).	4.4%	(4.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2000 and December 31, 1999.

          Interest Rate Sensitivity Analysis.    The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on June 30, 2000 and December 31, 1999. The values under the headings “100” and “(100)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

          Assumptions Used in Interest Rate Sensitivity Analysis.    Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of June 30, 2000 and December 31, 1999.

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

          Interest rate cap agreements are legal contracts between NovaStar Financial and a third party firm or “ counter-party”. The counter-party agrees to make payments to NovaStar Financial in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. NovaStar Financial either makes quarterly premium payments or has chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, NovaStar Financial earns cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          As of June 30, 2000, there were no material legal proceedings pending to which NovaStar Financial was a party or of which any of its property was subject.

Item 2.    Changes in Securities

          Not applicable

Item 3.    Defaults upon Senior Securities

          Not applicable

Item 4.    Submission of Matters of Vote of Security Holders

(a) The 2000 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 25, 2000.

(b) The following matters were voted on at the annual meeting:

		Vote
		For	Against	Abstain	Broker Non-Votes
1.	Election of Director Edward W. Mehrer	6,036,620	—	830,304	379,008

The following Directors’ terms of office continue after the meeting:

	W. Lance Anderson Scott F. Hartman Gregory T. Barmore

		Vote
		For	Against	Abstain	Broker Non-Votes
2.	Ratification of KPMG LLP as NovaStar Financial, Inc.’s independent public accountants for 2000	6,806,874	38,800	21,250	379,008

		Vote
		For	Against	Abstain	Broker Non-Votes
3.	Approval of an amendment to NovaStar Financial, Inc.’s bylaws relating to the call of special meeting of stockholders’(A)	3,529,592	280,173	804,140	2,632,027

	(A) Proposal did not pass as 2/3 of the votes entitled to be cast was required for approval.

Item 5. Other Information
None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a*****	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4****	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

4.1*	Specimen Common Stock Certificate

4.2*	Specimen Warrant Certificate

4.3****	Specimen certificate for Preferred Stock

10.1*	Purchase Terms Agreement, dated December 6, 1996, between the Registrant and the Placement Agent.

10.2*	Registration Rights Agreement, dated December 9, 1996, between the Registrant and the Placement Agent.

10.3*	Warrant Agreement, dated December 9, 1996, between the Registrant and the Holders of the Warrants Acting Through the Registrant as the Initial Warrant Agent.

10.4*	Founders’ Registration Rights Agreement, dated December 9, 1996, between the Registrant and the original holders of Common Stock of the Registrant.

10.5*	Commitment Letter dated October 3, 1996 from General Electric Capital Group accepted by the Registrant.

10.6*	Form of Master Repurchase Agreement for mortgage loan financing

10.7*	Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar Mortgage, Inc. and the Registrant.

10.7a***	Amendment No. 6 dated as of February 12, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.7b*****	Amendment No. 7 dated as of December 17, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.8*	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman.

10.9*	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson.

10.10*	Promissory Note by Scott F. Hartman to the Registrant, dated December 9, 1996.

10.11*	Promissory Note by W. Lance Anderson to the Registrant, dated December 9, 1996.

10.12*	Stock Pledge Agreement between Scott F. Hartman and the Registrant, dated December 9, 1996.

10.13*	Stock Pledge Agreement between W. Lance Anderson and the Registrant, dated December 9, 1996.

10.14*	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996.

10.15*	Administrative Services Outsourcing Agreement, dated June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.16*	Mortgage Loan Sale and Purchase Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.17*	Flow Loan Subservicing Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.18*	Certificate of Incorporation of NFI Holding Corporation.

10.19*	Agreement of Shareholders of Common Stock NFI Holding Corporation.

10.20**	Term Loan and Security Agreement between NovaStar Certificates Financing Corporation and
Reliance Funding Corporation dated as of October 13, 1998 and related agreements including
Guaranty of even date by Registrant.

10.21***	Addendum to Master Repurchase Agreement dated as of February 12, 1999 among NovaStar
Financial, Inc., NovaStar Capital, Inc. and NovaStar Mortgage, Inc., as sellers, and First Union
National Bank, as buyer.

10.22***	Form of Addendum to Master Repurchase Agreement dated as of February 12, 1999 between
Registrant’s taxable affiliate, as seller, and First Union Bank, as buyer, with respect to the residual interest on certain asset-backed bonds.

10.23***	Warrant Agreement dated as of February 12, 1999 between the Registrant and First Union National Bank.

10.24****	Warrant Agreement, dated as of March 10, 1999, by and between NovaStar Financial, Inc. and
Residential Funding Corporation , and related Guaranty Warrant, Tag Along Warrant and
Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial, Inc.

10.25****	Registration Rights Agreement, dated March 25, 1999 among NovaStar Financial and Stifel, Nicolaus & Company, Incorporated.

10.26*****	Warehousing Credit and Security Agreement, dated as of December 29, 1999, between NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital, Inc. and Residential Funding Corporation.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant

27.1	Financial Data Schedule

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.
***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.
****	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
*****	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10K filed by the Registrant with the SEC on March 20, 2000.

(b) NovaStar Financial has filed the following Form 8-K’s:

•	NovaStar Financial filed no Form 8-K’s during the quarterly period ended June 30, 2000.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 11, 2000	/s/ Scott F. Hartman
Scott F. Hartman
Chairman of the Board, Secretary and Chief Executive Officer (Principal Executive Officer)

DATE: August 11, 2000	/s/ Rodney E. Schwatken
Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Accounting Officer)