Form 10-Q
period 2000-09-30
NOVASTAR FINANCIAL INC
filed 2000-11-13
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13533

NovaStar Financial, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	74-2830661 (I.R.S. Employer Identification Number)

1901 W. 47 th Place, Suite 105, Westwood, KS 66205

(Address of principal executive offices)
(Zip Code)

(913) 362-1090

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

          The number of shares of the registrant’s common stock outstanding as of November 10, 2000 was 6,163,741.

NOVASTAR FINANCIAL, INC.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2000

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	September 30, 2000	December 31, 1999
	(unaudited)
Assets
Cash and cash equivalents	$ 2,767	$ 2,395
Mortgage loans	424,547	620,406
Mortgage-backed securities—available-for-sale	41,784	6,775
Accrued interest receivable	9,782	12,452
Advances to and investment in NFI Holding Corporation	20,617	29,208
Assets acquired through foreclosure	15,315	16,891
Other assets	1,905	2,383

Total assets	$516,717	$690,510

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings	$413,156	$586,868
Dividends payable	525	525
Accounts payable and other liabilities	2,173	1,803

Total liabilities	415,854	589,196

Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding	43	43
Common stock, 8,143,407 and 8,130,069 shares issued; 6,206,441 and 7,460,523 shares outstanding, respectively	81	81
Additional paid-in capital	151,197	151,173
Accumulated deficit	(39,742)	(41,502)
Accumulated other comprehensive income	3,283	242
Cost of treasury stock, 1,936,966 and 673,400 shares, respectively	(7,153)	(1,877)
Notes receivable from founders	(6,846)	(6,846)

Total stockholders’ equity	100,863	101,314

Total liabilities and stockholders’ equity	$516,717	$690,510

   See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2000	1999	2000	1999
Interest income on mortgage loans	$34,981	$52,236	$10,391	$15,595
Interest expense on mortgage loans	26,881	36,059	8,240	11,206

Net interest income	8,100	16,177	2,151	4,389
Prepayment penalty income	1,431	2,385	448	769
Provision for credit losses	(4,004)	(11,499)	(1,212)	(5,634)
Premiums for mortgage loan insurance	(1,009)	(1,339)	(302)	(427)
Loan servicing fees paid to NovaStar Mortgage, Inc.	(1,982)	(3,056)	(599)	(936)

Net portfolio income (loss)	2,536	2,668	486	(1,839)

Net interest income on mortgage-backed securities	1,329	100	602	100

Other income (loss)	(453)	706	(591)	322

Equity in net income of NFI Holding Corporation	646	1,518	787	576

General and administrative expenses:
Net fees for other services provided by (to) NovaStar Mortgage, Inc.	(1,460)	287	(1,458)	(169)
Compensation and benefits.	1,042	1,358	325	421
Professional and outside services	467	546	210	181
Office administration	607	611	206	203
Other	66	156	23	60

Total general and administrative expenses	722	2,958	(694)	696

Net income (loss)	$3,336	$2,034	$1,978	$(1,537)

Dividends on preferred shares	$(1,575)	$(1,081)	$(525)	$(525)

Net income (loss) available to common shareholders	$1,761	$953	$1,453	$(2,062)

Basic earnings (loss) per share	$0.25	$0.12	$0.21	$(0.25)

Diluted earnings (loss) per share	$0.25	$0.11	$0.18	$(0.25)

Weighted average basic shares outstanding	7,087	8,130	6,900	8,130
Weighted average diluted shares outstanding	7,094	8,326	11,192	8,130

Dividends declared per common share	$—	$—	$—	$—

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Ninth Months Ended September 30,
	2000	1999
Net cash provided by operating activities	$ 13,945	$ 23,504

Cash flow from investing activities:
Mortgage loan repayments	176,799	201,034
Sales of assets acquired through foreclosure	15,295	17,542
Mortgage loans sold to others	—	4,900
Proceeds from paydowns on mortgage-backed securities	2,161	—
Net change in advances to NFI Holding Corporation	7,309	(15,360)
Purchase of mortgage-backed securities from NFI Holding Corporation	(33,767)	—

Net cash provided by investing activities	167,797	208,116

Cash flow from financing activities:
Payments on collateralized mortgage obligations	(185,502)	(236,872)
Change in short-term borrowings	10,960	(18,029)
Net proceeds from issuance of capital stock and exercise of equity instruments	23	29,029
Dividends paid on preferred stock	(1,575)	(556)
Dividends paid on common stock	—	(2,845)
Treasury stock purchases	(5,276)	—

Net cash used in financing activities	(181,370)	(229,273)

Net increase in cash and cash equivalents	372	2,347
Cash and cash equivalents, beginning of period	2,395	—

Cash and cash equivalents, end of period	$ 2,767	$ 2,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 27,048	$ 36,567

Assets acquired through foreclosure	$ 12,136	$ 22,570

Dividends payable	$ 525	$ 525

Issuance of warrants	$ —	$ 350

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 (Unaudited)

Note 1.    Financial Statement Presentation

          The consolidated financial statements as of and for the periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments have been made which were of a normal and recurring nature, necessary for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

                New Accounting Pronouncements.    During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. Generally, SFAS No. 133 provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedge asset or liability that is attributable to the hedge risk or the earnings effect of the hedge forecasted transaction. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133 was issued in June 1999 and postponed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management has reviewed all financial instruments of NovaStar Financial and has determined that NovaStar Financial’s interest rate cap agreements are derivative instruments under SFAS No. 133. These derivatives are used to hedge the interest rate risk on variable rate debt and will be accounted for as cash flow hedges under SFAS No. 133. Management does not expect the adoption of SFAS No. 133 to have a material impact on the financial statements of the NovaStar Financial, Inc.

           In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 125 was issued in June 1996 to revise the standards for accounting for securitization and other transfers of financial assets and requires certain disclosures regarding those transfers. SFAS 140 replaces SFAS 125 in its entirety. However, it carries over most of the provisions of SFAS 125. SFAS 140 also formalizes guidance provided by the FASB in various committee publications and technical bulletins. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. Management does not expect the adoption of SFAS No. 140 to have a material impact on the financial statements of NovaStar Financial.

          In addition, Note 1 of the consolidated financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 1999 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Note 2.    NovaStar Mortgage Funding Trust Series 2000-1 and 2000-2

          On March 31, 2000 and September 28, 2000, NovaStar Mortgage executed securitization transactions that were constructed to allow for accounting as sales of loans. Details of these transactions are as follows:

	Value of Asset-Backed Bonds Issued	Economic Residual Value as of September 30, 2000	Value of Collateral Sold	Gain Recognized
NMFT 2000-1	$226 million	$13,750,000	$229,846,000	$2,936,000
NMFT 2000-2 (A)	$334 million	$20,534,000	$188,734,000	$3,584,000

(A)	A second closing for NMFT 2000-2 is scheduled for December 26, 2000 in which $151.3 million of loans will be added.

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

          NovaStar Financial also owns 100% of the non-voting preferred stock of NFI Holding Corporation for which it receives 99% of any dividends paid by NFI Holding. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, own the voting common stock of NFI Holding and receive 1% of any dividends paid by NFI Holding. NovaStar Mortgage, Inc., NovaStar Capital and NovaStar Home Mortgage, Inc. are wholly owned subsidiaries of NFI Holding. NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. The business of NovaStar Mortgage is discussed in “Description of Business—Business of NovaStar Mortgage.” NovaStar Capital was formed to focus on acquiring non-conforming residential mortgage loans from banks, thrifts and credit unions. In February 2000, NovaStar Capital discontinued operations. NovaStar Home Mortgage was created in May 1999 to operate a network of mortgage brokers. Currently, NovaStar Home Mortgage operates 48 branches in 24 states.

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

Recent Developments

          Federal Tax Legislation. REITs will be allowed to own directly all of the stock of taxable subsidiaries beginning in the tax year 2001. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT’s assets. Accordingly, NovaStar Financial expects to acquire all of the common stock of NFI Holding Corporation from Scott Hartman and Lance Anderson in January 2001. As a result, NFI Holding will become a wholly-owned consolidated subsidiary of NovaStar Financial.

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

Business of NovaStar Mortgage:

•	Primary customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage’s account executives work with more than 4,500 brokers to solicit loans.

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

•	Loans are held for sale—either to affiliates, third parties for cash or subsidiaries as collateral for securitization.

Financial Condition of NovaStar Financial, Inc. as of September 30, 2000 and December 31, 1999

          NovaStar Financial’s balance sheets consist primarily of securitized mortgage loans originated by and purchased from NovaStar Mortgage, which serve as collateral for its collateralized mortgage obligations. The carrying value of mortgage loans as of September 30, 2000 was $425 million versus $620 million as of December 31, 1999. The carrying value of collateralized mortgage obligations as of September 30, 2000 was $402 million compared with $587 million as of December 31, 1999. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during the first nine months of 2000. Even though NovaStar Financial is no longer purchasing the loans originated from NovaStar Mortgage, NovaStar Financial has been able to grow its mortgage asset portfolio by purchasing the residual assets of all NovaStar Mortgage’s securitization transactions. The carrying value of the residual assets of NovaStar Financial was $42 million as of September 30, 2000 compared with $7 million as of December 31, 1999. Mortgage loans collateralizing residual assets totaled $526 million as of September 30, 2000 compared with $143 million as of December 31, 2000 bringing the total carrying value of mortgage assets managed by NovaStar Financial to nearly $1 billion as of September 30, 2000 compared with $770 million as of December 31, 1999.

          Mortgage Loans.    Table 1 is a presentation of loans as of September 30, 2000 and December 31, 1999 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of September 30, 2000 and December 31, 1999 by state. These tables also provide details regarding the collateral outstanding on NovaStar Mortgage’s REMIC transactions, which NovaStar Financial owns the residual interests. The REMIC transactions are discussed further in the “Mortgage Loans—Available for Sale” and “Mortgage Loans Sales” sections of this document.

Table 1
Mortgage Loans by Credit Grade
(dollars in thousands)

			September 30, 2000			December 31, 1999
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value
Retained loans collateralizing asset-backed bonds:
AA	0 x 30	95	$62,099	10.11%	82.8%	$85,476	9.50%	83.2%
A	1 x 30	90	170,903	10.61	79.3	244,187	10.06	80.1
A-	2 x 30	90	100,568	11.18	81.8	149,248	10.45	81.8
B	3 x 30, 1 x 60	85	59,056	11.68	78.0	89,477	10.86	78.4
	5 x 30, 2 x 60
C	1 x 90	75	26,353	12.11	72.8	42,766	11.35	72.5
D	6 x 30, 3 x 60,	65	5,004	12.95	63.4	7,668	12.16	62.1

	2 x 90
Total on balance sheet			$423,983	10.94%	79.6%	$618,822	10.31%	80.0%

				September 30, 2000			December 31, 1999
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan-to- value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value
Sold loans collateralizing asset- backed bonds:
AAA	0 x 30	97	(B)	$115,453	9.69%	80.8%	$ 3,474	9.18%	80.7%
AA	0 x 30	95		136,895	10.17	83.6	27,236	9.47	84.8
A	1 x 30	90		106,876	10.39	81.2	43,119	9.86	83.1
A-	2 x 30	90		75,505	10.49	81.4	35,311	10.09	83.1
B	3 x 30, 1x 60	85		39,052	10.97	79.3	19,612	10.59	79.7
	5 x 30, 2 x 60
C	1 x 90	75		16,180	11.50	70.4	11,405	11.09	71.9
D	6 x 30, 3 x 60,	65		2,071	12.29	70.0	3,171	12.16	62.1
	2 x 90
Other	Varies	97		36,525	11.42	92.6	—	—	—

Total off balance sheet				$528,557	10.35%	82.0%	$143,328	10.08%	81.5%

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 2
Mortgage Loans by State
Percent of Portfolio
(based on current principal balance)

	Retained loans collateralizing asset- backed bonds—on balance sheet		Sold loans collateralizing asset-backed bonds—off balance sheet
	September 30, 2000	December 31, 1999	September 30, 2000	December 31, 1999
Collateral Location
Florida	15%	14%	16%	21%
California	14	16	10	7
Washington	6	7	4	4
Texas	5	5	3	6
Nevada	4	4	6	4
Oregon	4	5	2	1
Tennessee	4	3	6	5
Michigan	3	3	8	5
Ohio	3	3	6	4
All other states	42	40	39	43

Total	100%	100%	100%	100%

          Table 3 provides a summary of NovaStar Financial’s mortgage loans by type and carrying value as of September 30, 2000 and December 31, 1999.

Table 3
Carrying Value of Loans by Product/Type
September 30, 2000 and December 31, 1999
(in thousands)

Product/Type	September 30, 2000	December 31, 1999

Retained loans collateralizing asset-backed bonds— on balance sheet:
Two and three-year fixed.	$201,440	$343,193
Six-month LIBOR and one-year CMT	27,164	43,178
30/15-year fixed and other	195,379	232,451

Outstanding principal	423,983	618,822
Premium	8,696	12,689
Allowance for credit losses	(8,132)	(11,105)

Carrying Value	$424,547	$620,406

Carrying value as a percent of principal	100.13%	100.26%

Sold loans collateralizing asset-backed bonds— off balance sheet:
Two and three-year fixed.	$357,210	$ 78,238
Six-month LIBOR and one-year CMT	2,864	5,052
30/15-year fixed and other	168,483	60,038

Outstanding principal	$528,557	$143,328

Mortgage securities retained.	$ 41,784	$ 6,775

          Substantially all mortgage loans are acquired at a premium. Premiums are amortized as a reduction of interest income over the lives of the assets. See Tables 4, 5, and 6 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have prepayment penalties. During the nine months ended September 30, 2000, prepayment penalties collected from borrowers totaled $1.4 million in comparison with $2.4 million for the same period of 1999. Table 4 is an analysis of mortgage loans and prepayment penalties.

Table 4
Mortgage Loan Prepayment Penalties
September 30, 2000 and December 31, 1999
(dollars in thousands)

	Current Principal	Premium	Percent with Prepayment Penalty	Weighted Average
				Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of September 30, 2000
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 58,054	$2,679	23%	11.61%	74.9%	0.33
NHES 1997-2	63,337	1,269	22	11.34	79.1	0.31
NHES 1998-1	127,936	2,126	48	10.96	80.6	0.57
NHES 1998-2	174,393	2,609	58	10.54	81.0	0.98
All other loans	263	13	—	12.86	76.0	—

Total on balance sheet	$423,983	$8,696	45%	10.94%	79.6%	0.67

Sold loans collateralizing asset-backed bonds (A):
NMFT 1999-1	$119,327	$ —	66%	10.43%	81.7%	1.36
NMFT 2000-1 (B)	221,963	—	93	10.15	81.1	2.63
NMFT 2000-2 (C)	187,267	—	90	10.54	83.3	2.62

Total off balance sheet	$528,557	$ —	86%	10.35%	82.0%	2.34

	Current Principal	Premium	Percent with Prepayment Penalty	Weighted Average
				Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty
As of December 31, 1999
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 85,015	$ 3,942	32%	11.04%	75.5%	0.51
NHES 1997-2	101,031	1,917	35	10.90	79.3	0.55
NHES 1998-1	195,170	3,205	63	10.08	81.1	0.93
NHES 1998-2	237,223	3,606	74	9.97	81.1	1.51
All other loans	383	19	6	11.96	77.6	0.10

Total on balance sheet	$618,822	$12,689	58%	10.31%	80.0%	1.03

Sold loans collateralizing asset-backed bonds (A):
Off balance sheet NMFT 1999-1	$143,328	$ —	84%	10.08%	81.5%	2.03

(A)	NovaStar Financial owns economic residual interests. The mortgage loans are not retained on the balance sheet of NovaStar Financial.
(B)	The economic residual interests in NMFT 2000-1 were purchased by NovaStar Financial April 1, 2000.
(C)	The economic residual interests in NMFT 2000-2 were purchased by NovaStar Financial September 29, 2000.

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

Table 5
Prepayment Speeds
(dollars in thousands)

	Issue Date	Current Principal Balance	Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
				One- month	Three- month	Twelve- month	Life
September 30, 2000
Retained loans collateralizing asset- backed bonds:
NHES 1997-1	October 1, 1997	$ 58,054	7	44	41	41	40
NHES 1997-2	December 11, 1997	63,337	3	33	38	47	35
NHES 1998-1	April 30, 1998	127,936	3	38	45	41	29
NHES 1998-2	August 18, 1998	174,393	3	39	43	30	23

Sold loans collateralizing asset—backed bonds:
NMFT 1999-1	January 29, 1999	$119,327	5	36	31	23	18
NMFT 2000-1	March 31, 2000	221,963	2	8	9	—	7
NMFT 2000-2	September 28, 2000	187,267	1	—	—	—	—

	Issue Date	Current Principal Balance	Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
				One- month	Three- month	Twelve- month	Life
December 31, 1999
Retained loans collateralizing asset- backed bonds:
NHES 1997-1	October 1, 1997	$ 85,015	7	44	42	50	40
NHES 1997-2	December 11, 1997	101,031	3	64	58	42	32
NHES 1998-1	April 30, 1998	195,170	3	47	36	29	23
NHES 1998-2	August 18, 1998	237,223	3	26	21	21	18

Sold loans collateralizing asset—backed bonds:
NMFT 1999-1	January 29, 1999	$143,328	5	14	20	14	14

Table 6 details the amount of premium as a percent of principal at quarter end for 2000 and 1999.

Table 6
Premium as a Percent of Principal

Mortgage Loans
September 30, 2000	2.05%
June 30, 2000	2.03
March 31, 2000	2.05
December 31, 1999	2.05
September 30, 1999	2.09
June 30, 1999	2.15
March 31, 1999	2.22

          Mortgage-Backed Securities – Available-For-Sale.    NovaStar Financial owns the economic residual certificates in NovaStar Mortgage Funding Trust Series 1999-1, 2000-1 and 2000-2. As the owner of the residual certificates, NovaStar Financial receives the net cash flow of the NovaStar Mortgage Funding Trust Series asset-backed bonds, which represent the right to receive, over the life of the securitizations, the excess of the weighted average coupon on the mortgage loan collateral over the sum of the interest rate on the bonds, a normal servicing fee, a trustee fee, insurance premiums and the credit losses relating to the securitized loans. As of September 30, 2000 and December 31, 1999, the carrying value of the residual interests was $41.8 million and $6.8 million. These values represent the present value of the residual cashflows that NovaStar Financial expects to receive over the life of the securitizations, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which management believes is an appropriate risk-adjusted market rate of return for the residual asset. The residual cashflows are realized over the life of the securitizations as cash distributions are received from the trusts. NovaStar Financial believes its residual assets are fairly valued as of September 30, 2000, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce the income of future periods and could cause NovaStar Financial to report net losses.

          Key statistics, assumptions and characteristics of the NovaStar Mortgage Funding Trust Series mortgage loan collateral and bonds as of September 30, 2000 and December 31, 1999 are included in the table below and in Tables 4, 5 and 8 of this document.

          NovaStar Mortgage originated and securitized the loans serving as collateral in NMFT 1999-1, 2000-1 and 2000-2. Upon securitization, NovaStar Mortgage recognized gains on the transfer of the loans. Details of these transactions are provided in “Mortgage Loan Sales.”

Table 7
Residual Assets’ Key Statistics, Assumptions and Characteristics
September 30, 2000 and December 31, 1999
(dollars in thousands)

	September 30, 2000			December 31, 1999
	1999-1	2000-1	2000-2	1999-1
Estimated Fair Value	$7,500	$13,750	$20,534	$6,775

Constant Prepayment Rate (weighted average life)	37	29	28	31

Static loss, net of mortgage insurance	2.5%	1.0%	1.0%	2.5%

Discount Rate	17%	15%	15%	17%

As a percent of mortgage loan principal:
Delinquent loans (30 days and greater)	9.05%	2.59%	0.21%	7.03%

Loans in foreclosure	4.16	0.13	—	3.22

Real Estate Owned	1.92	—	—	1.26

Cumulative losses	$969	$—	$—	$—

          Assets Acquired through Foreclosure. As of September 30, 2000, NovaStar Financial had 174 loans in real estate owned with a carrying value of $15.3 million (principal of $16.7 million) compared to 192 loans with a carrying value of $16.9 million (principal of $24.4 million) as of December 31, 1999.

          Short-term and Long-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially using committed warehouse lines with First Union National Bank or Residential Funding Corporation (RFC) under which NovaStar Financial and NovaStar Mortgage are co-borrowers. NovaStar Financial and NovaStar Mortgage can borrow up to $75 million from First Union and $50 million from RFC under these warehouse agreements. NovaStar Financial and NovaStar Mortgage also use repurchase agreements as a means of warehousing loans prior to securitization. First Union provides a $175 million committed facility for this purpose. These First Union and RFC facilities are committed through July 27, 2001 and December 27, 2000, respectively.

          First Union also provides a $25 million committed facility secured by residual interests in asset-backed bonds that is committed through December 2001. Amounts outstanding as of September 30, 2000 under this financing arrangement were $11.0 million.

          Amounts outstanding under short-term financing arrangements as of September 30, 2000 are detailed in Table 25 of this document.

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

          Under its CMOs, NovaStar Financial retains the mortgage loans and incurs the obligation to pay the CMO bondholders. NovaStar Financial earns the net spread between the interest income on the loans and the interest expense on the bonds. The spread earned also is reduced by credit losses on the portfolio. Prepayments on the mortgage loans serve to reduce the term over which interest spread is earned. The longer the mortgage collateral is outstanding, the longer the period of cash flow. To the extent the borrowers prepay, it shortens the life of the CMO and the period over which cash flow is received. The cash flow will change when interest rates on the bonds fluctuate at amounts or times that are different from the mortgage loan collateral, thereby subjecting NovaStar Financial to interest rate risk. The carrying value of CMOs as of September 30, 2000 was $402 million compared with $587 million as of December 31, 1999. The decline in carrying value is primarily a result of principal paydowns.

          The following table provides details regarding NovaStar Financial’s CMOs as of September 30, 2000 and December 31, 1999. This table also provides details regarding the bonds and collateral outstanding underlying NovaStar Financial’s economic residual interests.

Table 8
Collateralized Mortgage Obligations
September 30, 2000 and December 31, 1999
(dollars in thousands)

	Collateralized Mortgage Obligation		Mortgage Loans
	Remaining Principal	Current Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of September 30, 2000:
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 54,325	7.13%	$59,297	11.61%	—
NHES 1997-2	59,453	6.88	65,061	11.34	4
NHES 1998-1	116,152	6.90	130,671	10.96	13
NHES 1998-2	173,663	6.84	183,913	10.54	25
Unamortized debt issuance costs, net	(1,397)

Total on balance sheet	$402,196

	Collateralized Mortgage Obligation		Mortgage Loans
	Remaining Principal	Current Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
Sold loans collateralizing asset-backed bonds:

NMFT 1999-1	$116,659	7.14%	$119,327	10.43%	50
NMFT 2000-1 (B)	218,166	7.02	221,963	10.15	63
NMFT 2000-2 (C)	334,220	6.95	187,267	10.54	66

Total off balance sheet	$669,045

As of December 31, 1999:
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	$ 75,580	6.94	$ 87,534	11.04	—
NHES 1997-2	95,053	6.72	104,851	10.90	12
NHES 1998-1	186,493	6.55	200,625	10.08	22
NHES 1998-2	231,969	6.71	244,109	9.97	29
Unamortized debt issuance costs, net	(2,227)

Total on balance sheet	$586,868

Sold loans collateralizing asset-backed bonds:

Off balance sheet NMFT 1999-1	$140,710	6.67%	$143,328	10.08%	55

(A) Includes assets acquired through foreclosure.
(B) NovaStar Financial purchased the residual interests in NMFT 2000-1 on April 1, 2000.
(C) NovaStar Financial purchased the residual interests in NMFT 2000-2 on September 29, 2000.

          Stockholders’ Equity. The decrease in NovaStar Financial’s stockholders’ equity as of September 30, 2000 compared with December 31, 1999 is a result of the following:

•	$3.3 million increase due to net income recognized for the nine months ended September 30, 2000.

•
$5.3 million decrease as a result of common stock repurchases. NovaStar Financial’s Board of Directors amended its stock repurchase program to increase the amount of common stock authorized to be acquired up to an aggregate purchase price of $9 million. Stock repurchases may be made in the open market, in block purchase transactions, through put options or through privately negotiated transactions. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions and corporate requirements. As of September 30, 2000, NovaStar Financial had repurchased 1,936,966 shares of its common stock. The number of shares repurchased by NovaStar Financial has increased to 1,979,666 through November 10, 2000 for an aggregate purchase price of $7.3 million.

•
$3.0 million increase in the unrealized gain on the economic residual interests in NovaStar Mortgage’s asset backed bond transactions that for tax and accounting purposes were treated by NovaStar Mortgage as sales. The residual interests in those transactions have been classified as available-for-sale securities and the unrealized gain is recognized as a component of accumulated other comprehensive income.

•	$1.6 million decrease due to dividends on Class B 7% cumulative convertible preferred stock in 2000.

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

          In March 1998, the founders exercised options to acquire 289,332 shares of common stock by executing notes payable to NovaStar Financial. The notes bear interest at one month LIBOR plus 1%, are collateralized by the common stock issued, and are non-recourse in nature which means that NovaStar Financial’s recourse is limited to the collateral. These notes and accrued interest are classified as part of the contra-equity account, notes receivable from founders. Unpaid principal on the notes was $4,340,000 as of September 30, 2000 and December 31, 1999. Accrued interest on these notes was $339,000 as of September 30, 2000 and December 31, 1999.

Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net Income

          During the nine months ended September 30, 2000, NovaStar Financial recorded net income of $3.3 million, $0.25 per diluted common share, compared with net income of $2.0 million, $0.11 per diluted common share, for the nine months ended September 30, 1999.

           NovaStar Financial’s primary sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loans to third parties and securitization transactions executed by NovaStar Mortgage.

Net Interest Income

          Table 9 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the nine months ended September 30, 2000 and 1999.

Table 9
Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage-Backed Securities			Total
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Nine months ended September 30, 2000
Interest-earning mortgage assets	$475,419	$34,981	9.81%	$13,648	$1,611	15.74%	$489,067	$36,592	9.98%

Interest-bearing liabilities
Collateralized mortgage obligations	$499,805	$26,721	7.13%	—	—	—	$499,805	$26,721	7.13%
Other borrowings	—	—	—	5,228	282	7.19%	5,228	282	7.19

Cost of derivative financial
Instruments hedging liabilities		160			—	—		160

Total borrowings	$499,805	$26,881	7.17%	$ 5,228	$ 282	7.19%	$505,033	$27,163	7.17%

Net interest income		$ 8,100			$1,329			$ 9,429

Net interest spread			2.64%			8.55%			2.81%

Net yield			2.27%			12.98%			2.57%

	Mortgage Loans			Mortgage-Backed Securities			Total
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Nine months ended September 30, 1999
Interest-earning mortgage assets	$765,073	$52,236	9.10%	$808	$100	16.50%	$765,845	$52,336	9.11%

Interest-bearing liabilities
Collateralized mortgage obligations	$785,547	$33,782	5.73%	$ —	$ —	—%	$785,547	$33,782	5.73%
Other borrowings	5,623	541	12.83	—	—	—	5,623	541	12.83

Cost of derivative financial
Instruments hedging liabilities		1,736			—			1,736

Total borrowings	$791,170	$36,059	6.08%	$ —	—	—%	$791,170	$36,059	6.08%

Net interest income		$16,177			$100			$16,277

Net interest spread			3.02%			16.50%			3.03%

Net yield			2.82%			16.50%			2.83%

          Interest Income. During 2000, mortgage loans earned $35.0 million, or a yield of 9.8%, compared with $52.2 million, or a yield of 9.1% for the same period of 1999. Mortgage-backed securities income for 2000 consists of earnings on economic residual interests that NovaStar Financial purchased from NovaStar Mortgage starting in September 1999. In total, assets earned $36.6 million, or a yield of 10.0% for the nine months ended September 30, 2000. During the same period of 1999, assets earned $52.3 million or a 9.1% yield. As noted in Table 9, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

          Interest Expense. The cost of borrowed funds for mortgage loans was $26.9 million for the nine months ended September 30, 2000, or 7.2% of average borrowings compared with $36.1 million, or 6.1% for the same period of 1999. Mortgage-backed securities’ cost of borrowed funds for the nine months ended September 30, 2000 includes repurchase agreements secured by economic residual interests executed during the second and third quarters of 2000. Average interest-bearing liabilities for the nine months ended September 30, 2000 also consisted of financing costs on collateralized mortgage obligations compared with the same period of 1999, which also included a short-term financing arrangement with GMAC/RFC secured by residual interests in NovaStar Financial’s CMOs. In 1998, NovaStar Financial borrowed $15 million from GMAC/RFC, which included a $3 million financing fee. In February 1999, NovaStar Financial used the First Union residual facility to pay this debt in full. In March 1999, proceeds from the convertible preferred stock offering repaid all the outstanding debt on the residual facility.

          NovaStar Financial’s collateralized mortgage obligations are indexed to LIBOR. During the nine months ended September 30, 2000, one-month LIBOR averaged 6.33% compared with 5.07% for same period of 1999. Because the Federal Reserve Board increased the targeted federal funds interest rate in the latter part of 1999, effective borrowing costs have been higher in 2000. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

          Net Interest Income and Spread.    Net interest income on mortgage loans for the nine months ended September 30, 2000 was $9.4 million, or 2.6% of average interest-earning mortgage loans, compared with $16.3 million, or 2.8% for the same period of 1999. Net interest spread on mortgage loans was 2.8% and 3.0%, respectively, for the nine months ended September 30, 2000 and 1999. Net interest income on mortgage-backed securities (economic residual interests) during the nine months ended September 30, 2000 was $1.3 million, or 13.0% of average interest-earning mortgage securities with a net interest spread of 8.6%. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

          As part of the NMFT 2000-1 asset-backed bond transaction discussed under “Mortgage Securities— Available-For-Sale” and “Mortgage Loan Sales” sections of this document, NovaStar Financial sold a cap with a carrying value of $480,000 to NovaStar Mortgage recognizing a deferred gain of $880,000. The cap was hedging liabilities incurred to fund the mortgage loans sold to NMFT 2000-1 and the deferred gain will be amortized over the remaining cap term. This cap had a carrying value of $545,000 as of September 30, 2000. During the nine months ended September 30, 2000 and 1999, net interest expense incurred on hedging agreements was $160,000 and $1.7 million, respectively, which is included as a component of interest expense. The significant decline in this expense in 2000 compared with the same period of 1999 is a result of the majority of the caps’ quarterly LIBOR resets in 2000 were greater than their strike rates.

Prepayment Penalty Income

          NovaStar Financial strives to purchase loans that have some form of prepayment penalty fee to mitigate exposure to prepayment risk. During the nine months ended September 30, 2000 and 1999, 91% of the mortgage loans originated by NovaStar Mortgage had prepayment penalties. As of September 30, 2000, 45% of NovaStar Financial’s mortgage loan portfolio had prepayment penalties compared with 58% as of December 31, 1999. Prepayment penalties totaled $1.4 million during the nine months ended September 30, 2000 compared with $2.4 million for the same period of 1999. The decrease is due to NovaStar Financial no longer purchasing loans from NovaStar Mortgage, seasoning of the portfolio and prepayment penalty windows expiring in 2000 compared with 1999.

Premiums for Mortgage Loan Insurance

          NovaStar Financial and NovaStar Mortgage have executed agreements whereby lender-paid mortgage insurance coverage is purchased on selected mortgage loans. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio.

          As of September 30, 2000 and December 31, 1999, approximately 66% and 39% of the loans owned by NovaStar Financial are covered under this agreement, including loans serving as collateral for the REMIC deals. The loans collateralizing REMIC deals are not recorded as loans of NovaStar Financial, but the performance of NovaStar’s investment in the residual interests of the REMIC deals is dependent on the credit losses of the underlying collateral.

          Premiums for mortgage insurance on loans maintained on the balance sheet of NovaStar Financial are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance.” During the nine months ended September 30, 2000, total premiums paid by NovaStar Financial totaled $1.0 million compared with $1.3 million for the same period of 1999. Premiums for mortgage insurance on loans serving as collateral for the residual interests owned by NovaStar Financial is paid from the loan collateral proceeds, and therefore are not included in the amount of total premiums paid as shown above.

Provisions for Credit Losses

          NovaStar Financial owns loans where the borrower possesses credit risk higher than that of conforming borrowers. Delinquent loans and losses are expected to occur. Most of the loans owned by NovaStar Financial were underwritten and funded by NovaStar Mortgage. All loans owned by NovaStar Financial are serviced by NovaStar Mortgage. NovaStar Mortgage uses several techniques to mitigate credit losses, including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. While short sales serve to reduce the overall severity of losses incurred, they also accelerate the timing of losses. Loans are charged off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. Management also believes aggressive servicing is an important element to managing credit risk.

           As discussed further under the caption “Premiums for Mortgage Loan Insurance”, lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal.

          Provisions for credit losses are made in amounts considered necessary to maintain the allowance at a level sufficient to cover probable losses inherent in the loan portfolio. Charge-offs are recognized at the time of foreclosure by recording the value of real estate owned property at its estimated realizable value. Subsequent gains or losses on dispositions, if any, are recorded in operations. The net gains or (losses) recognized on real estate owned properties are discussed further under “Other Income”. One of the principal methods used to estimate expected losses is a delinquency migration analysis. This analysis takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date.

          During the nine months ended September 30, 2000, NovaStar Financial made provisions for losses of $4.0 million and incurred net charge-offs of $7.0 million, compared to $11.5 million and $9.7 million during the same period of 1999. Charge-offs during the nine months of 2000 include $586,000 resulting from short sale transactions and loans charged off in full compared with $879,000 during the same period of 1999.

          In the opinion of management, the allowance for credit losses as of September 30, 2000 is adequate to cover losses inherent in the portfolio at that date. If losses do not develop in accordance with current expectations, future provisions will be increased or decreased as necessary. Management also believes that internal processes involving quality control, appraisal review and servicing that have been made as a result of experience to-date will result in lower losses being incurred on loans currently being originated.

          Table 10 is a rollforward of the activity in the allowance for credit losses during 2000 and 1999.

Table 10
Rollforward of Allowance for Credit Losses
(in thousands)

	2000			1999
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$ 8,993	$ 9,763	$11,105	$ 5,370	$ 3,573	$ 3,492	$ 3,573
Provision for credit losses	1,212	1,213	1,579	10,579	5,634	3,566	2,299
Amounts charged off, net of recoveries	(2,073)	(1,983)	(2,921)	(4,844)	(3,837)	(3,485)	(2,380)

Ending Balance	$ 8,132	$ 8,993	$ 9,763	$11,105	$ 5,370	$ 3,573	$ 3,492

          The following tables provide details regarding the delinquencies, defaults, and loss statistics of NovaStar Financial’s mortgage loan portfolio.

Table 11
Loan Delinquencies (90 days and greater) (A)
2000 and 1999
(in thousands)

	2000			1999
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Mortgage loans Collateralizing NovaStar Home Equity Series (CMO):
1997-1 Issued October 1, 1997	$3,410	$4,039	$3,434	$4,726	$6,093	$6,087	$6,454
1997-2 Issued December 11, 1997	5,222	6,336	6,311	6,047	5,934	5,671	8,388
1998-1 Issued April 30, 1998	8,131	6,455	5,987	8,467	11,411	9,687	11,818
1998-2 Issued August 18, 1998	10,621	11,159	11,433	12,754	10,247	10,808	10,832

(A)	Includes loans in foreclosure or bankruptcy.

Table 12
Loan Delinquencies (90 days and greater) as a Percent of Total Loan Principal(A)
2000 and 1999

	2000			1999
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Mortgage loans Collateralizing NovaStar Home Equity Series (CMO):
1997-1 Issued October 1, 1997	6.01%	6.21%	4.59%	5.63%	6.32%	5.13%	4.37%
1997-2 Issued December 11, 1997	8.23	8.88	7.66	6.24	4.92	4.03	5.38
1998-1 Issued April 30, 1998	6.44	4.40	3.58	4.42	5.32	4.13	4.64
1998-2 Issued August 18, 1998	6.03	5.48	5.10	5.38	4.06	3.94	3.72

(A)	Includes loans in foreclosure or bankruptcy.

Table 13
Delinquencies, Defaults and Losses
September 30, 2000 and December 31, 1999
(dollars in thousands)

	NovaStar Home Equity Series
September 30, 2000	1997-1	1997-2	1998-1	1998-2	All Loans
Allowance for Credit Losses:
Balance, January 1, 2000	$2,335	$ 2,861	$4,214	$ 1,685	$11,105
Provision for credit losses	532	815	1,419	1,235	4,004
Amounts charged off, net of Recoveries	(1,154)	(1,796)	(2,246)	(1,778)	(6,977)

Balance, September 30, 2000	$1,713	$ 1,880	$3,387	$ 1,142	$ 8,132

Defaults as a percent of loan balance
Delinquent loans (A)	11.46%	9.09%	8.81%	12.49%	10.78%

Loans in foreclosure	3.99	6.71	4.80	4.53	4.86

Real estate owned	4.34	3.70	3.88	3.82	3.90

Cumulative losses	$4,102	$ 4,272	$4,015	$ 2,345

	NovaStar Home Equity Series
December 31, 1999	1997-1	1997-2	1998-1	1998-2	All Loans
Allowance for Credit Losses:
Balance, January 1, 1999	$ 816	$ 1,049	$1,163	$ 346	$ 3,573
Provision for credit losses	4,317	5,436	8,194	4,065	22,078
Amounts charged off, net of Recoveries	(2,798)	(3,624)	(5,143)	(2,726)	(14,546)

Balance, December 31, 1999	$2,335	$ 2,861	$4,214	$1,685	$11,105

Defaults as a percent of loan balance
Delinquent loans (A)	8.03%	9.89%	6.38%	7.50%	7.63%

Loans in foreclosure	4.73	4.32	3.75	4.02	4.09

Real estate owned	3.85	4.88	3.61	2.62	3.51

Cumulative losses	$2,377	$ 1,756	$ 538	$ 745

(A)	Includes loans delinquent 30 days or greater

Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

          Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee charged by NovaStar Mortgage for servicing the loans owned by NovaStar Financial serving as collateral on CMOs. The fee charged is based on the loan principal balance of the mortgage loans serviced. Loan servicing fees for the first nine months of 2000 were $2.0 million compared with $3.1 million for the same period of 1999. The reduction is due to principal paydowns between the two periods.

Other Income

          Other income (loss) during the nine months ended September 30, 2000 primarily consists of net losses recognized on the sale of real estate owned properties of $722,000 compared with net gains on the sale of real estate owned properties of $74,000 during the same period of 1999. The net losses recognized in 2000 resulted from the liquidation of aged properties with slightly higher severities than

Novastar Financial’s historical average severity. Other income for the nine months ended September 30, 2000 also consists of interest earned on securitization funds held in trust of $169,000 and interest earned on money market funds of $101,000. Other income for the same period of 1999 also included interest earned on notes receivable from founders of $368,000 and interest earned on securitization funds held in trust of $173,000.

General and Administrative Expenses

          General and administrative expenses for the nine months ended September 30, 2000 and 1999 are provided in Table 14. Table 15 displays the relationship of portfolio expenses to stockholders’ equity during 2000 and 1999 by quarter.

Table 14
General and Administrative Expenses
(dollars in thousands)

	Nine Months Ended September 30,
	2000		1999
		Percent of Stockholders’ Equity (Annualized)		Percent of Stockholders’ Equity (Annualized)
Compensation and benefits	$1,042	1.38%	$1,358	1.61%
Professional and outside services	467	0.62	546	0.65
Office administration	607	0.80	611	0.72
Other	66	0.09	156	0.18

Total general and administrative expenses before Intercompany fees	2,182	2.89%	2,671	3.16%

Net fees for other services provided by (to) NovaStar Mortgage, Inc.	(1,460)		287

Total general and administrative expenses.	$ 722		$2,958

Table 15
Portfolio Related Expenses as a
Percent of Stockholders’ Equity
2000 and 1999

Percent of Stockholders’ Equity
2000:
Third quarter	3.05%
Second quarter	2.80
First quarter	2.80
1999:
Fourth quarter	3.63
Third quarter	3.06
Second quarter	2.07
First quarter	3.94

          Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The decrease in compensation and benefits for the nine months ended September 30, 2000 compared with the same period of 1999 is due to staff reductions and employee cost allocations to NovaStar Mortgage.

          Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. The 2000 decline is a result of legal fees incurred on the structuring of various financing arrangements and general company growth experienced during the first nine months of 1999. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

          The following is a summary of the fees, in thousands, paid to (received from) NovaStar Mortgage for the nine months ended September 30, 2000 and 1999.

	Nine Months Ended September 30,
	2000	1999
Amounts paid to NovaStar Mortgage:

Loan servicing fees	$1,982	$3,056

Administrative fees	126	1,263
Amounts received from NovaStar Mortgage:
Guaranty, commitment, loan sale and securitization fees	(1,246)	—
Interest income	(340)	(976)

	$(1,460)	$287

          The decline in these fees for the nine months ended September 30, 2000 compared with 1999 is due to the cancellation of the administrative fees intercompany agreement on April 1, 1999, since NovaStar Financial is no longer purchasing loans from NovaStar Mortgage. This agreement was replaced with an intercompany loan and guarantee agreement with NovaStar Mortgage. Under the terms of this agreement,

NovaStar Mortgage pays interest on amounts it borrows from NovaStar Financial. Interest on the borrowings accrues at the federal funds rate plus 1.75%. Under this agreement, NovaStar Mortgage is required to pay guaranty fees in the amount 0.25% of the loans sold by NovaStar Mortgage for which NovaStar Financial has guaranteed the performance of NovaStar Mortgage. In addition, beginning July 1, 2000, NovaStar Mortgage entered into the following intercompany agreements:

•	Servicing support fee: NovaStar Mortgage pays NovaStar Financial a fee equal to five basis points of the weighted average mortgage loan servicing principal.

•	Financing commitment fee: NovaStar Mortgage pays NovaStar Financial a fee equal to 25 basis points on a $150 million annual commitment

•	Residual purchase commitment fee: NovaStar Mortgage pays NovaStar Financial a fee at each securitization close equal to 20 basis points of the collateral principal value.

•	Securitization consulting fee: NovaStar Mortgage pays NovaStar Financial a fee at each securitization close equal to 12.5 basis points of the collateral principal value.

•	Guaranty spread fee: NovaStar Mortgage pays NovaStar Financial a fee equal to one basis point of the weighted average mortgage loan warehouse and repurchase borrowings.

          NovaStar Financial provides liquidity resources for all operations and enhances the creditworthiness of NovaStar Mortgage. In addition, Novastar Financial provides substantial expertise to NovaStar Mortgage in its execution of loan sales and securitizations. The fees charged to NovaStar Mortgage are designed to recognize this liquidity, credit and financial support.

Equity in Earnings of NFI Holding Corporation

          For the nine months ended September 30, 2000, NFI Holding recorded net income of $652,000 compared with net income of $1.5 million for the same period of 1999. NovaStar Financial records its portion of the earnings as equity in net earnings of NFI Holding in its income statement. NFI Holding’s net earnings include the net earnings of NovaStar Mortgage, a subsidiary of NFI Holding as discussed under “Basis of Presentation”. NFI Holding’s financial position and results of operation for the nine months ended September 30, 2000 and 1999 are discussed further under the heading “NFI Holding Corporation”.

Results of Operations of NovaStar Financial, Inc.—Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net Income

          During the three months ended September 30, 2000, NovaStar Financial recorded net income of $2.0 million, $0.18 per diluted common share, compared with a net loss of $1.5 million, $0.25 per diluted common share, for the three months ended September 30, 1999.

Net Interest Income

          Table 16 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended September 30, 2000 and 1999.

Table 16
Interest Analysis
(dollars in thousands)

      Cost of derivative financial instruments hedging liabilities
	Mortgage Loans			Mortgage-Backed Securities			Average Balance	Total	Annual Yield/ Rate
Three months ended September 30, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate		Interest Income/ Expense
Interest-earning mortgage assets	$417,846	$10,391	9.95%	$18,701	$733	15.68%	$436,548	$11,124	10.19%

Interest-bearing liabilities
Collateralized mortgage obligations	$443,082	$ 8,400	7.58%	—	—	—	$443,082	$ 8,400	7.58%
Other borrowings	—	—	—	6,787	131	7.72%	6,787	131	7.72%

Cost of derivative financial instruments hedging liabilities		(160)			—			(160)

Total borrowings	$443,082	$ 8,240	7.44%	$ 6,787	$131	7.72%	$449,869	$ 8,371	7.44%

Net interest income		$ 2,151			$602			$ 2,753

Net interest spread			2.51%			7.96%			2.75%

Net yield			2.06%			12.88%			2.52%

	Mortgage Loans			Mortgage-Backed Securities			Average Balance	Total	Annual Yield/ Rate
Three months ended September 30, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate		Interest Income/ Expense
Interest-earning mortgage assets	$690,323	$15,595	9.04%	$ 2,424	$100	16.50%	$692,747	$15,695	9.06%

Interest-bearing liabilities
Collateralized mortgage obligations	$706,685	$10,626	6.01%	—	—	—	$706,685	$10,626	6.01%
Other borrowings	—	—	—	—	—	—	—	—	—

Cost of derivative financial instruments hedging liabilities		580			—			580

Total borrowings	$706,685	$11,206	6.34%	$ —	—	—%	$706,685	$11,206	6.34%

Net interest income		$ 4,389			$100			$ 4,489

Net interest spread			2.70%			16.50%			2.72%

Net yield			2.54%			16.50%			2.59%

          Average interest-earning assets were $436.5 million during the three months ended September 30, 2000, which included in $18.7 million of residual assets classified as mortgage-backed securities, compared with average interest-earning assets of $692.7 million for the same period of 1999, comprised primarily of mortgage loans. Mortgage securities earned $733,000 for the three months ended September 30, 2000, or a yield of 15.7% compared with $100,000, or a yield of 16.5% for the same period of 1999. During the three months ended September 30, 2000, mortgage loans earned $10.4 million, or a yield of 10.0%, compared with $15.6 million, or a yield of 9.0% for the same period of 1999. In total, assets earned $11.1 million—a 10.2% yield for three months ended September 30, 2000 compared to $15.7 million, or a 9.1% yield for the same period ended September 30, 1999.

          During the three months ended September 30, 2000, borrowed funds for NovaStar Financial averaged $443.1 million on which interest was incurred of $8.2 million, or 7.4%. In comparison, for the three months ended September 30, 1999, borrowed funds for NovaStar Financial averaged $706.7 million on which interest was incurred of $11.2 million, or 6.3%.

          Net interest income during the three months ended September 30, 2000 was $2.8 million or 2.5% of average interest-earning assets, compared with $4.4 million, or 2.6% of average interest-earning assets during the same period of 1999. Net interest spread was 2.8% during the three months ended September 30, 2000 compared with 2.7% during the three months ended September 30, 1999.

           During the three months ended September 30, 2000 and 1999, net interest expense was incurred on hedging agreements of $(160,000) and $580,000, respectively, which is included as a component of interest expense. The decline in this expense for the third quarter of 2000 compared with the same period of 1999 is due to the fact that quarterly LIBOR reset rates were higher than the interest rate agreement strike rates on a majority of NovaStar Financial’s interest rate agreements during the third quarter of 2000. NovaStar Financial receives credits against the quarterly premium payments to counterparties whenever LIBOR reset rates are higher than the strike rates.

Provisions for Credit Losses and Premium for Mortgage Loan Insurance

          During the three months ended September 30, 2000, NovaStar Financial provided $1.2 million to the allowance for credit losses, compared with $5.6 million during the same period of 1999. Charge-offs during the three months ended September 30, 2000 were $2.1 million compared with $3.8 million during the same period of 1999. See “Mortgage Insurance” and Provisions for Credit Losses“ under ”Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 2000.“

          Premiums for mortgage loan insurance include the premiums paid to Radian Guaranty, Inc. and PMI, Inc. on certain loans held in NovaStar Financial’s portfolio.

Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

          Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee that NovaStar Mortgage charges NovaStar Financial for the loans collateralizing the CMOs. This fee is based on the collected principal balance of the mortgage loans serviced. The decrease in loan servicing fees paid to NovaStar Mortgage during the three months ended September 30, 2000 compared with the same period of 1999 is due to principal paydowns in NovaStar Financial’s CMO collateral during the two periods.

Other Income

          Other income during the three months ended September 30, 2000 primarily consists of prepayment penalties of $448,000, net loss recognized on the sale of real estate owned properties of $684,000, interest earned on securitization funds held in trust of $59,000 and interest earned on money market funds of $34,000. Other income for the same period of 1999 primarily consisted of prepayment penalties of $769,000, net gains on the sale of real estate owned properties of $91,000, interest earned on notes receivable from founders of $126,000 and interest earned on securitization funds held in trust of $62,000.

General and Administrative Expenses

          General and administrative expenses for the three months ended September 30, 2000 and 1999 are provided in Table 17.

Table 17
General and Administrative Expenses
(dollars in thousands)

	Three Months Ended September 30,
	2000		1999
		Percent of Stockholders’ Equity (Annualized)		Percent of Stockholders’ Equity (Annualized)
Compensation and benefits	$325	1.30%	$421	1.49%
Professional and outside services	210	0.84	181	0.64
Office administration	206	0.82	203	0.72
Other	23	0.09	60	0.21

Total general and administrative expenses before Intercompany fees	764	3.05%	865	3.06%

Net fees for other services provided by (to) NovaStar Mortgage, Inc.	(1,458)		(169)

Total general and administrative expenses.	$(694)		$696

          Compensation and benefits totaled $325,000 for the nine months ended September 30, 2000 compared with $421,000 for the same period of 1999. The decline is due to staff reductions and intercompany employee expense allocations to NovaStar Mortgage.

          Professional and outside services for the three months ended September 30, 2000 was $210,000 compared with $181,000 for the three months ended September 30, 1999. This line-item includes the cost of various accounting and legal services and varies based on the nature and timing of operational needs.

          The following is a summary of the fees, in thousands, paid to NovaStar Mortgage for the three months ended September 30, 2000 and 1999:

	Three Months Ended September 30,
	2000	1999
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$599	$936

Administrative fees, net of guaranty fees.	(111)	115
Amounts received from NovaStar Mortgage:
Guaranty, commitment, loan sale and securitization fees	(1,239)	—
Interest income	(108)	(284)

	$(1,458)	$(169)

          The decline in loan servicing fees paid to NovaStar Mortgage for the three months ended September 30, 2000 compared with the three months ended September 30, 1999 is due to a decline in NovaStar Financial’s mortgage loan portfolio serviced by NovaStar Mortgage.

           The guaranty, commitment, loan sale and securitization fees are a result of the intercompany agreements NovaStar Mortgage and NovaStar Financial entered July 1, 2000. These agreements are discussed further under the “Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999”.

          The decrease in the interest income paid to NovaStar Mortgage during these same periods is a result of the decline in average intercompany borrowings in 2000.

Equity in Earnings (Loss) of NFI Holding Corporation

          For the three months ended September 30, 2000, NFI Holding recorded net income of $795,000 compared with net income of $583,000 for the same period of 1999. NFI Holding’s financial position and results of operation for the three month period ended September 30, 2000 and 1999 are discussed further under the heading “NFI Holding Corporation”.

Estimated Taxable Income (Loss)

          Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 18 is a summary of the differences between net income or loss reported for GAAP and estimated taxable income for nine months ended September 30, 2000 and 1999.

Table 18
Estimated Taxable Income (Loss)
Nine Months Ended September 30, 2000 and 1999
(in thousands)

	September 30,
	2000	1999
Net income	$3,336	$2,034
Use of net operating loss carryforward	(176)	(2,628)
Results of NFI Holding and subsidiaries	(646)	(1,518)
Provision for credit losses	4,004	11,499
Loans charged-off	(6,977)	(9,702)
Other, net	459	1,175

Estimated taxable income (loss)	$—	$860

          NovaStar Financial has a net operating loss carryforward of approximately $2.3 million available to offset taxable income in 2000, and thereby reduce the amount of required distributions under REIT guidelines. In addition, dividends paid on convertible preferred stock serve to reduce the amount of required distributions to common shareholders.

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

          The following table presents NFI Holding’s consolidated financial statements as of September 30, 2000 and 1999, which consists primarily of the assets, liabilities, and operational results of NovaStar Mortgage.

NFI Holding Corporation Condensed Consolidated Balance Sheets (unaudited, dollars in thousands)
	September 30, 2000	December 31, 1999
Assets
Cash and cash equivalents	$3,272	$1,466
Mortgage loans	68,750	107,916
Other assets	12,647	10,061

Total assets	$84,669	$119,443

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings	$44,805	$78,448
Due to NovaStar Financial, Inc.	12,918	22,161
Accounts payable and other liabilities	19,247	11,787

Total liabilities	76,970	112,396
Stockholders’ equity	7,699	7,047

Total liabilities and stockholders’ equity	$84,669	$119,443

NFI Holding Corporation
Condensed Consolidated Statements of Operations
(unaudited, dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	1999	2000	1999
Interest income	$11,828	$ 7,948	$ 4,723	$3,122
Interest expense.	7,034	3,764	3,007	1,544

Net interest income	4,794	4,184	1,716	1,578
Provision for credit losses	80	(284)	97	(168)

Net interest income after provision for credit losses	4,714	4,468	1,619	1,746
Other income:
Fees from third parties	5,057	706	2,826	152
Fees received from, net of paid to, NovaStar Financial, Inc.	522	3,343	(859)	767

Net gain on sales of mortgage assets	9,909	9,189	5,075	3,101

Total other income	15,488	13,238	7,042	4,020
General and administrative expenses	19,550	16,172	7,866	5,183

Net income before taxes	652	1,534	795	583
Income tax expense	—	—	—	—

Net income	$ 652	$ 1,534	$ 795	$ 583

Financial Condition of NFI Holding Corporation as of September 30, 2000 and December 31, 1999

          Mortgage Loan Originations.    NFI Holding originated 4,498 non-conforming residential mortgage loans during the nine months ended September 30, 2000 with an aggregate principal amount of $511 million. Virtually all of NFI Holding’s mortgage assets as of September 30, 2000 and December 31, 1999 consist of non-conforming mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

          Table 19 is a summary of NFI Holding’s wholesale loan originations for 2000 and 1999. Table 20 presents a summary of mortgage loan transfers of NFI Holding during 2000 and 1999. Table 21 is a summary of wholesale loan origination costs of production.

Table 19
2000 and 1999 Quarterly Wholesale Loan Originations
(dollars in thousands, except for average loan balance)

	Number of Loans	Principal	Average Loan Balance		Weighted Average			Percent with Prepayment Penalty
				Price Paid to Broker	Loan to Value	Credit Rating (A)	Coupon
2000:
Third quarter	1,793	$207,662	$115,818	101.1	84%	5.20	10.72%	90%
Second quarter	1,473	171,375	116,344	101.0	82	5.32	10.50	91
First quarter	1,232	132,072	107,201	101.1	80	5.45	10.16	93

2000 total	4,498	$511,109	$113,630	101.1	82%	5.30	10.50%	91%

1999:
Fourth quarter	1,265	$130,288	$102,994	101.0	82%	5.30	10.04%	91%
Third quarter	1,204	125,140	103,937	100.8	82	5.28	9.87	91
Second quarter	1,161	114,631	98,735	101.1	82	5.14	9.82	89
First quarter	865	82,495	95,370	100.5	80	4.95	9.85	89

1999 total	4,495	$452,554	$100,679	100.9	82%	5.19	9.90%	90%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 20
Quarterly Mortgage Loan Transfers
(dollars in thousands)

	Mortgage Loan Sales to Third Parties			Mortgage Loans Transferred in Securitizations
	Principal Amount	Net Gain Recognized	Weighted Average Price To Par	Principal Amount	Net Gain Recognized
2000:
Third quarter	$ 50,334	$ 1,552	104.0	$188,734	$3,584
Second quarter	27,799	661	104.0	101,675	1,392
First quarter	48,548	1,204	104.0	128,171	1,544

2000 total	$126,681	$ 3,417	104.0	$418,580	$6,520

1999:
Fourth quarter	$109,443	$ 2,583	104.1%	$ —	$ —
Third quarter	110,512	3,075	104.2	—	—
Second quarter	98,048	2,911	104.4	25,800	355
First quarter	72,824	1,593	103.6	138,847	1,250

1999 total	$390,827	$10,162	104.1	$164,647	$1,605

Table 21
Wholesale Loan Costs of Production

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost
Costs as a percent of principal:

2000:
Third quarter	2.6%	0.5%	3.1%

Second quarter	3.0%	0.5%	3.5%

First quarter	3.3%	0.5%	3.8%

1999:
Fourth quarter	3.1%	0.5%	3.6%

Third quarter	3.8%	0.4%	4.2%

Second quarter	4.2%	0.5%	4.7%

First quarter.	6.2%	0.2%	6.4%

          As noted in the table above, NovaStar Mortgage’s quarter-to-quarter 1999 wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, NovaStar Mortgage introduced Internet Underwriter®, “IU”, a web-based origination system that has allowed NovaStar Mortgage to increase production volumes without adding infrastructure. First quarter 2000 production costs were slightly higher than fourth quarter 1999 due in part to more expense allocations from NovaStar Financial. In addition, NovaStar Mortgage hired more account executives during the first three months of 2000. Account executive costs typically are higher in the first few months of employment and are expected to decline, as a percent of principal, as the sales force becomes more productive with added experience and exposure to NovaStar Mortgage’s whole loan origination products and markets.

          Table 22 is a summary of loans originated by state for 2000 and 1999 by quarter. As of September 30, 2000, NovaStar Mortgage had 78 account executives 46 covering states.

Table 22
Mortgage Loan Originations by State
2000 and 1999

	Percent of Total Originations during Quarter (based on original principal balance)
	2000				1999
Collateral Location	Third	Second	First	Fourth	Third	Second	First
Florida	12%	13%	14%	12%	15%	12%	15%
California	11	10	10	10	10	8	6
Ohio	7	8	7	8	12	10	8
Michigan	10	11	11	12	10	10	12
Nevada	6	7	7	5	4	4	3
Arizona	5	5	5	8	5	7	4
Colorado	5	5	4	2	1	1	2
Tennessee	5	6	7	6	4	6	9
Washington	5	5	5	4	4	5	3
All other states	34	30	30	33	35	37	38

          NFI Holding’s loan originations are funded through warehouse and repurchase facilities at First Union and GMAC/RFC. Table 25 of the “Liquidity Resources and Capital” section of this document detail borrowings outstanding under these financing arrangements as of September 30, 2000.

          Mortgage Loan Sales.     NovaStar Mortgage executed two securitizations during the first nine months of 2000, combining $570 million in loans, which were sold to a Special Purpose Entity (SPE), of which $151 million will settle in December 2000. A gain of $6.5 million was recognized on these transactions. Bonds issued by the SPE were $560 million and proceeds received were used to pay down warehouse and mortgage loan repurchase facilities of NovaStar Mortgage. The loans were sold without recourse. NovaStar Mortgage retained residual certificates issued by the SPE, which NovaStar Financial subsequently purchased. NovaStar Mortgage also retained loan servicing rights for the loans sold. The values of the retained interests and the mortgage servicing rights have been recorded as an asset and the loans sold have been removed from the balance sheet of NovaStar Mortgage.

          NovaStar Mortgage allocated its basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets based on the relative fair values of those portions at the time of sale. The values of these assets are determined by discounting estimated future cash flows using the cash out method. The following table details the significant assumptions used to determine the value of the resulting retained assets in NMFT 2000-1 and 2000-2.

	Constant prepayment rate (weighted average life)	Static loss, net of mortgage insurance (basis points)	Discount Rate
2000-1	27	1%	15%
2000-2	28	1%	15%

          Details regarding loan collateral as of September 30, 2000 and December 31, 1999 are included in Tables 4, 5 and 8 of this document.

           NFI Holding also sold $126.7 million of its whole loan portfolio to unrelated third parties for cash at a net gain of $3.4 million at an average price to par of 104.0 during 2000. Table 20 of “Financial Condition of NFI Holding Corporation as of September 30, 2000 and December 31, 1999” provides a quarterly analysis of NFI Holding’s mortgage loan sales to third parties.

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

          Table 23 provides summaries of delinquencies and default statistics of NovaStar Mortgage’s mortgage loan portfolio in 2000 and 1999 by quarter. The information presented in both tables includes mortgage loans owned by NovaStar Financial and its affiliates. Other information regarding the credit quality of NovaStar Financial’s mortgage loans is provided in Table 1.

	Table 23 Delinquencies and Defaults (dollars in thousands)
	2000				1999
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Loan servicing portfolio	$1,016,952	$970,016	$872,693	$894,572	$969,343	$1,032,065	$1,072,393

Total defaults:
Delinquent loans (A)	4.90%	4.82%	5.58%	6.28%	4.75%	5.21%	4.12%

Loans in foreclosure	3.34	3.25	3.55	3.62	3.79	3.36	3.39

Real estate owned	1.97	2.07	2.65	2.71	2.24	2.20	1.66

(A)	Includes loans delinquent 30 days or greater

          The following table presents a summary of the mortgage loan activity of NFI Holding for 2000 and 1999 as a percent of the respective quarter’s beginning principal of mortgage loans held in portfolio and loan origination principal.

Table 24
Mortgage Loan Activity—NFI Holding Corporation

	Percent Sold to NovaStar Financial, Inc.	Percent Sold to Third Parties	Percent Sold in Securitizations	Percent Held in Portfolio	Percent of Prepayments	Total
2000
Third quarter	—	9%	60%	30%	1%	100%
Second quarter	—	12	44	43	1	100
First quarter	—	20	53	26	1	100

1999
Fourth quarter	—	52	—	46	2	100
Third quarter	—	54	—	44	2	100
Second quarter	—	32	13	54	1	100
First quarter	—	25	45	29	1	100

Results of Operations of NFI Holding Corporation—Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

          For the nine months ended September 30, 2000, NFI Holding recorded net income of $652,000 compared with net income of $1.5 million during the same period of 1999. A summarized income statement of NFI Holding is presented in the “NFI Holding Corporation” section of this document.

          The following summarizes operating results of NFI Holding for the nine months ended September 30, 2000 compared with the same period of 1999:

•
Fees from third parties increased from $706,000 during the nine months ended September 30, 1999 to $5.1 million during the nine months ended September 30, 2000. The significant increase is due to broker fees received on loans originated through the mortgage brokers of NovaStar Home Mortgage. NovaStar Home Mortgage operates 48 mortgage broker offices in 24 states. The operations of NovaStar Home Mortgage began in November 1999.

•
Fees received from, net of paid to, Novastar Financial, Inc. declined from $3.3 million in 1999 to $522,000 in 2000, primarily due to the cancellation of the administrative fee agreement between NovaStar Financial and NovaStar Mortgage on April 1, 1999. A summary of the intercompany fees by type is included in the “Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999” section of this document.

•
During the nine months ended September 30, 2000, NovaStar Mortgage recognized net gains of $9.9 million on the sale of whole loans. Of that amount, $6.5 million was recognized in two securitization transactions that closed during the period. The remainder of the gain was primarily due to various whole loan sales to third parties for cash. During the same period of 1999,

NovaStar Mortgage recognized gains of $9.2 million on the transfer of whole loans, including $1.6 million on the NMFT 1999-1 asset-backed bond transaction.

•
General and administrative expenses increased from $16.2 million during the first nine months of 1999 to $19.6 million during the same period of 2000. The increase is primarily attributable to various expenses incurred by the broker branches of NovaStar Home Mortgage, including the net income generated from the branches is expensed to the branch in the form of compensation. NovaStar Home Mortgage began providing various accounting and compensation services to mortgage brokerage companies during the fourth quarter of 1999.

•
No income tax expense has been recorded during the first nine months of 2000 because of the existence of substantial net operating loss carryforwards, which are expected to offset all of the pre-tax income in 2000.

Results of Operations of NFI Holding Corporation—Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

For the three months ended September 30, 2000, NFI Holding recorded net income of $795,000 compared with net income of $583,000 for the same period of 1999. The following summarizes the explains the decline in net earnings for the three months ended September 30, 2000 compared with the same period of 1999:

•
Fees from third parties increased from $152,000 during the three months ended September 30, 1999 to $2.8 million during the three months ended September 30, 2000. The significant increase is due to broker fees received on loans originated through the mortgage brokers of NovaStar Home Mortgage.

•
Net gains on sales of mortgage assets increased from $3.1 million during the third quarter 1999 to $5.1 million during the third quarter 2000. During the three months ended September 30, 2000 NovaStar Mortgage recognized a gain of $3.6 million on the first close of the 2000-2 securitization transaction. The remainder of the gain recognized in the third quarter 2000 was primarily on mortgage loan sales to third parties. During the third quarter of 1999, all of NFI Holding’s net gain on sales of mortgage assets were on mortgage loan sales to third parties.

•
Fees received from, net of paid to, NovaStar Financial, Inc. decreased from $767,000 during the third quarter of 1999 to ($859,000) during the same period of 2000 as a result of the implementation of additional intercompany agreements July 1, 2000 as discussed under the “Results of Operations of NovaStar Financial, Inc.—Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999”.

•
General and administrative expenses increased from $5.2 million during the third quarter 1999 to $7.9 million during the third quarter 2000. The increase is primarily attributable to various expenses incurred by the broker branches of NovaStar Home Mortgage, including the net income (loss) generated from the branches is expensed to the branch in the form of compensation paid to brokers. NovaStar Home Mortgage began providing various accounting and compensation services to mortgage brokerage companies during the fourth quarter of 1999.

•
No income tax expense has been recorded in the third quarter of 2000 because of the existence of substantial net operating loss carryforwards, which are expected to offset all of the pre-tax income in 2000.

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

          NovaStar Mortgage requires substantial cash to fund loan originations and operating costs. As of September 30, 2000, NFI Holding owned $68.8 million of non-conforming mortgage loans. NFI Holding provided financing for these loans through warehouse and repurchase credit facilities with First Union and GMAC/RFC. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans to meet the significant cash needs of the wholesale loan operation. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

          Table 25 is a summary of cash, financing arrangements and available borrowing capacity for NovaStar Financial and NovaStar Mortgage, on a combined basis, as of September 30, 2000:

Table 25
Liquidity Resources
September 30, 2000
(in thousands)

	Maturity	Maximum Borrowing Limit	Lending Value of Collateral			Borrowings	Availability
Resource
Cash							$6,039
Committed facilities with First Union National Bank (A):
Warehouse line of credit	7/27/01	$75,000		$43,950		$21,038	$22,912
Secured whole loan repurchase agreement	7/27/01	$175,000		$224		$224	$—
Residual financing available	12/17/01	$25,000	$	(B	)	$10,960	$14,040
Committed facility with GMAC/Residential Funding Corporation (A):
Warehouse line of credit	12/27/00	$50,000		$23,543		$23,543	$—

Total		$335,961		$81,024		$55,765	$42,991

(A)	Value of collateral and borrowings include amounts for NovaStar Financial and NovaStar Mortgage, as they are co-borrowers under the arrangements with First Union National Bank and GMAC/RFC.

(B)	Management estimates the value of the residuals range from $55 to $70 million and does not include the value of mortgage servicing rights.

          The warehouse line of credit and whole loan repurchase agreements with First Union National Bank expire on July 27, 2001.

          In the opinion of management, the available liquidity resources are sufficient to cover expected future production of NovaStar Mortgage.

          Cash activity during the nine months ended September 30, 2000 and 1999 are presented in the consolidated statement of cash flows.

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

Impact of Recently Issued Accounting Pronouncements

          During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. Generally, SFAS No. 133 provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedge asset or liability that is attributable to the hedge risk or the earnings effect of the hedge forecasted transaction. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133 was issued in June 1999 and postponed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management has reviewed all financial instruments of NovaStar Financial and has determined that NovaStar Financial’s interest rate cap agreements are derivative instruments under SFAS No. 133. These derivatives are used to hedge the interest rate risk on variable rate debt and will be accounted for as cash flow hedges under SFAS No. 133. Management does not expect the adoption of SFAS No. 133 to have a material impact on the financial statements of the NovaStar Financial, Inc.

          In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 125 was issued in June 1996 to revise the standards for accounting for securitization and other transfers of financial assets and requires certain disclosures regarding those transfers. SFAS 140 replaces SFAS 125 in its entirety. However, it carries over most of the provisions of SFAS 125. SFAS 140 also formalizes guidance provided by the FASB in various committee publications and technical bulletins. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. Management does not expect the adoption of SFAS No. 140 to have a material impact on the financial statements of NovaStar Financial.

        In addition, Note 1 of the consolidated financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 1999 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

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

          Interest Rate Risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial’s net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 2000 borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of September 30, 2000, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

          The following are summaries of the analysis as of September 30, 2000 and December 31, 1999.

Table 26
Interest Rate Sensitivity-Income
September 30, 2000 and December 31, 1999
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of September 30, 2000	(100)	Base	100
Income from:
Assets	$84,379	$86,755	$88,761
Liabilities (B)	64,589	72,375	80,318
Interest rate agreements	(1,882)	221	3,961

Net spread income	$17,908	$14,601	$12,404

Cumulative change in income from base (C)	$3,307	—	$(2,197)

Percent change from base spread income (D)	22.6%	—	(15.0)%

Percent change of capital(E)	3.3%	—	(2.2)%

As of December 31, 1999	(100)	Base	100
Income from:
Assets	$61,610	$64,419	$66,954
Liabilities (B)	42,173	47,803	53,442
Interest rate agreements	(1,379)	(1,379)	1,122

Net spread income	$18,058	$5,237	$14,634

Cumulative change in income from base (C)	$2,821	—	$(603)

Percent change from base spread income (D)	18.5%	—	(4.0)%

Percent change of capital(E)	2.8%	—	(0.6)%

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%
(B)	Includes deal expenses, loan premium amortization, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income, in dollars, from “base.” “Base” is the estimated spread income as of September 30, 2000 and December 31, 1999.
(D)	Total change in estimated spread income, as a percent, from base.
(E)	Total change in estimated spread income as a percent of total stockholders’ equity as of September 30, 2000 and December 31, 1999.

Table 27
Interest Rate Sensitivity—Market Value
September 30, 2000 and December 31, 1999
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of September 30, 2000	(100)	100
Change in market values of:
Assets	$12,254	$(14,627)
Liabilities	(1,820)	2,020
Interest rate agreements	(2,611)	5,522

Cumulative change in market value	$7,823	$(7,085)

Percent change of market value portfolio equity (B)	8.4%	(7.6)%

As of December 31, 1999

Change in market values of:
Assets	$9,112	$(11,340)
Liabilities	(2,068)	2,376
Interest rate agreements	(2,809)	4,723

Cumulative change in market value	$4,235	$(4,241)

Percent change of market value portfolio equity (B)	4.4%	(4.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2000 and December 31, 1999.

          Interest Rate Sensitivity Analysis.    The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on September 30, 2000 and December 31, 1999. The values under the headings “100” and “(100)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

          Assumptions Used in Interest Rate Sensitivity Analysis.    Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of September 30, 2000 and December 31, 1999.

          Management’s analysis for assessing interest rate sensitivity on its mortgage loans relies significantly on estimates for prepayment speeds. The prepayment model used by management has been internally developed and is a function based on the borrowers’ payment change percentage. The factors affecting the size of the borrowers’ payment are as follows:

•	Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

•	Program Type

•	Borrower credit grades

•	Loan Term

•	Loan-to-value ratios

•	Loan size

•	Prepayment penalties (length and type)

•	Estimated closing costs

          Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher the credit grade, the more incentive there is to refinance when credit ratings improve. When a borrower has a low loan-to-value ratio, he or she is more likely to do a “cash-out” refinance. When a borrower has a higher balance loan, as refinancing rates fall, the percent of potential payment decrease is greater than on a comparably smaller balance loan, thereby making higher balance loans prepay faster. Each of these factors increases the chance for higher prepayment speeds during the term of the loan. On the other hand, prepayment penalties serve to mitigate the risk that loans will prepay because the penalty is a deterrent to refinancing.

          These factors are weighted based on management’s experience and an evaluation of the important trends observed in the non-conforming mortgage origination industry and NovaStar Financial and NovaStar Mortgage’s mortgage loan portfolio. Actual results may differ from the estimates and assumptions used in the model and the projected results as shown in the sensitivity analyses. Management evaluates and updates the model periodically as the market changes and new data is collected.

          NovaStar Financial’s projected prepayment rates are based on a prepayment vector and in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment vector is also multiplied by a factor of 55% to 70% depending on the length and type of penalty periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial’s loans shown in Table 5 are weighted average speeds of all loans in each deal.

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
As of September 30, 2000, there were no material legal proceedings pending to which NovaStar Financial was a party or of which any of its property was subject.
Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters of Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Listing

Exhibit No.	Description of Document

3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a*****	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4****	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

4.1*	Specimen Common Stock Certificate

4.2*	Specimen Warrant Certificate

4.3****	Specimen certificate for Preferred Stock

10.1*	Purchase Terms Agreement, dated December 6, 1996, between the Registrant and the Placement Agent.

10.2*	Registration Rights Agreement, dated December 9, 1996, between the Registrant and the Placement Agent.

10.3*	Warrant Agreement, dated December 9, 1996, between the Registrant and the Holders of the Warrants Acting Through the Registrant as the Initial Warrant Agent.

10.4*	Founders’ Registration Rights Agreement, dated December 9, 1996, between the Registrant and the original holders of Common Stock of the Registrant.

10.5*	Commitment Letter dated October 3, 1996 from General Electric Capital Group accepted by the Registrant.

10.6*	Form of Master Repurchase Agreement for mortgage loan financing

10.7*	Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar Mortgage, Inc. and the Registrant.

10.7a***	Amendment No. 6 dated as of February 12, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.7b*****	Amendment No. 7 dated as of December 17, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.7c	Amendment No. 10 dated as of July 28, 2000 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.8*	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman.

10.9*	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson.

10.10*	Promissory Note by Scott F. Hartman to the Registrant, dated December 9, 1996.

10.11*	Promissory Note by W. Lance Anderson to the Registrant, dated December 9, 1996.

10.12*	Stock Pledge Agreement between Scott F. Hartman and the Registrant, dated December 9, 1996.

10.13*	Stock Pledge Agreement between W. Lance Anderson and the Registrant, dated December 9, 1996.

10.14*	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996.

10.15*	Administrative Services Outsourcing Agreement, dated June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.16*	Mortgage Loan Sale and Purchase Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.17*	Flow Loan Subservicing Agreement, dated as of June 30, 1997, between the

Registrant and NovaStar Mortgage, Inc.

10.18*	Certificate of Incorporation of NFI Holding Corporation.

10.19*	Agreement of Shareholders of Common Stock NFI Holding Corporation.

10.20**	Term Loan and Security Agreement between NovaStar Certificates Financing Corporation and Reliance Funding Corporation dated as of October 13, 1998 and related agreements including Guaranty of even date by Registrant.

10.21***	Addendum to Master Repurchase Agreement dated as of February 12, 1999 among NovaStar Financial, Inc., NovaStar Capital, Inc. and NovaStar Mortgage, Inc., as sellers, and First Union National Bank, as buyer.

10.22***	Form of Addendum to Master Repurchase Agreement dated as of February 12, 1999 between Registrant’s taxable affiliate, as seller, and First Union Bank, as buyer, with respect to the residual interest on certain asset-backed bonds.

10.23***	Warrant Agreement dated as of February 12, 1999 between the Registrant and First Union National Bank.

10.24****	Warrant Agreement, dated as of March 10, 1999, by and between NovaStar Financial, Inc. and Residential Funding Corporation , and related Guaranty Warrant, Tag Along Warrant and Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial, Inc.

10.25****	Registration Rights Agreement, dated March 25, 1999 among NovaStar Financial and Stifel, Nicolaus & Company, Incorporated.

10.26*****	Warehousing Credit and Security Agreement, dated as of December 29, 1999, between NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital, Inc. and Residential Funding Corporation.

10.27	Mortgage Loan Sale and Securitization Transaction Administration Personnel and Facilities Agreement, dated as of July 1, 2000 between the Registrant and NovaStar Mortgage, Inc.

10.28	Lending and Credit Support Agreement, dated as of July 1, 2000 between the Registrant and NovaStar Mortgage, Inc.

10.29	Software License Agreement, dated as of July 1, 2000 between the Registrant and

NovaStar Mortgage, Inc.

10.30	Amendment dated as of July 28, 2000 to the Master Repurchase Agreement, dated as of February 12, 1999 between First Union National Bank and the Registrant.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant

27.1	Financial Data Schedule

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.
***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.
****	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
*****	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10K filed by the Registrant with the SEC on March 20, 2000.

NovaStar Financial has filed the following Form 8-K’s:

•	NovaStar Financial filed a Form 8-K on September 29, 2000 regarding NovaStar Financial, Inc.’s expansion of its stock repurchase program and the repurchase of 9.7% of its outstanding common stock from GE Capital Equity in a negotiated bulk transaction.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 13, 2000	/s/ Scott F. Hartman

Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer
(Principal Executive Officer)

DATE: November 13, 2000	/s/ Rodney E. Schwatken

Rodney E. Schwatken
Vice President, Treasurer and Controller (Principal Accounting Officer)