Form 10-K405
period 2000-12-31
NOVASTAR FINANCIAL INC
filed 2001-03-21
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________ to ________________

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	74-2830661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 W. 47th Place, Suite 105, Westwood, KS	66205
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (913) 362-1090

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class		Which Registered
Common Stock, $0.01 par value		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 2001 was approximately $35,476,034 as reported by the New York Stock Exchange Composite Transactions on such date.

The number of shares of the Registrant’s Common Stock outstanding on March 13, 2001 was 5,721,941.

Documents incorporated by reference

Items 10, 11, 12, and 13 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2000.

NOVASTAR FINANCIAL, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2000

TABLE OF CONTENTS
PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

Item 1.  Business

Overview

     NovaStar Financial, Inc. is a Maryland corporation formed on September 13, 1996 as an investor in mortgage assets, with a focus on non-conforming mortgage loans. NovaStar Financial’s mortgage assets have primarily come from the wholesale origination of single-family non-conforming loans of Novastar Mortgage, Inc., a subsidiary of NovaStar Financial’s affiliate, NFI Holding Corporation.

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

2000 In Review

     During 2000, NovaStar Mortgage originated $719.3 million in nonconforming loans. NovaStar Mortgage continues to become more efficient in underwriting and funding wholesale mortgage loans through the use of its Internet Underwriter®, or “IU”, a web-based automated underwriting system used by selected customers for non-conforming residential mortgage loans. NovaStar Mortgage’s cost to originate a loan decreased from 4.2% in 1999 to 3.4% in 2000.

     During 2000, loans were sold through securitization transactions completed by NovaStar Mortgage. Included in NFI Holding’s net gain on sales of mortgage assets for the year ended December 31, 2000, are $9.7 million in gains recognized in two transactions securitizing a total of $794.2 million in loans. In addition, NovaStar Mortgage sold loans aggregating $172.8 million in unrelated third party transactions for cash, recognizing net gains of $5.1 million with an average price to par of 104.2.

     NovaStar Mortgage retains the servicing rights to loans securitized. During 2000 the loan-servicing portfolio increased from $762.1 million to $1,029.9 million.

     During 2000, NovaStar developed a net branch product using the name NovaStar Home Mortgage. Loan brokers/officers can open a branch facility under the NovaStar Home Mortgage name. NovaStar provides a license, loan investors and administrative services to the branch. Administrative services include accounting, payroll and human resource support. Branch management must adhere to lending policies established by NovaStar Home Mortgage. Net branch income – broker fee income less branch expenses and the administrative fees paid to NovaStar Home Mortgage – are profits earned by the branch manager.

      While the branch is free to broker loans for any approved investor, many of the loans produced by NovaStar net branches are funded by NovaStar Mortgage. This arrangement provides a tight relationship between the broker, operating as a NovaStar branch, and NovaStar Mortgage as the lender. In addition, fees generated are projected to be an additional form of revenue for NovaStar.

     At the beginning of 2000, NovaStar had four branches open. As of December 31, 2000 there were 60 branches in operation located in 27 states.

     During 2000, under its stock repurchase plan, NovaStar Financial repurchased 2,050,166 shares through December 31, 2000 and an additional 376,954 shares through March 13, 2001.

     NovaStar Financial and NovaStar Mortgage have committed financing facilities with First Union National Bank and GMAC/RFC. As of December 31, 2000, combined lending arrangements under these agreements totaled $325 million. Cash and availability under these committed facilities were $38.5 million.

     During the year ended December 31, 2000, NovaStar Financial recorded net income of $5.6 million, $0.50 per diluted share. NovaStar Financial’s operating results are discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report.

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

     Beginning January 1, 2001, REITs are allowed to own directly all of the stock of taxable subsidiaries. Prior to this date, REITs were generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT is limited to 20% of the total value of the REIT’s assets. Accordingly, NFI acquired all of the common stock of NFI Holding from Scott Hartman and Lance Anderson on January 1, 2001. This federal tax legislation change is discussed further under “Federal Income Tax Consequences” of this annual report.

     NovaStar Mortgage has entered into several contracts to provide various services for NovaStar Financial. These relationships are discussed further in Note 12 to the consolidated financial statements located within this report.

  [GRAPHIC APPEARS HERE]

Mortgage Lending

     NovaStar Financial invests in non-conforming residential mortgage loans. A primary source of NovaStar Financial’s assets has been the loans originated by NovaStar Mortgage, which shares common management with NovaStar Financial. NovaStar Mortgage lends to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but generally have substantial equity in their homes. Often, these are individuals or families who have built high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their total monthly payments.

     The sales force of NovaStar Mortgage, which includes 85 account executives, develops and maintains relationships with a network of independent retail brokers. In 1997 and in much of 1998, NovaStar Financial financed and acquired the mortgage loans originated by NovaStar Mortgage. During 1999 and 2000, NovaStar Mortgage operated as a seller of whole loans to independent third parties. Two primary avenues were used for selling mortgage loans: 1) Directly to independent, third parties for cash and 2) through securitization transactions that are treated for tax and accounting purposes as loan sales. Through these channels, NovaStar Mortgage sold $742.7 million loans netting gains of $14.8 million. NovaStar Mortgage’s loan sales have generated profits and capital for NovaStar Financial in 2000 as profits earned by NovaStar Mortgage are shared through NovaStar Financial’s indirect equity ownership.

     On a short-term basis, NovaStar Mortgage has warehouse facilities available to finance mortgage loans with First Union National Bank and GMAC/RFC in which NovaStar Financial and NovaStar Mortgage are co-borrowers. NovaStar Mortgage also finances loans through a repurchase facility at First Union. In addition, NovaStar Financial and NovaStar Mortgage have access to facilities secured by residual interests in asset-back bonds. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements.

     For long-term financing, NovaStar Financial securitizes its loans by issuing asset-backed bonds (ABB). ABBs are debt arrangements whereby the investor in the ABB is paid based on the performance of the mortgage loans collateralizing the debt. As borrowers repay principal and pay interest on their mortgages, the funds are segregated to repay the investors in the ABB. Although these ABBs are non-recourse debt, NovaStar Financial retains the credit, prepayment and interest rate risks associated with the loans.

     Prior to 1999, ABB transactions executed by NovaStar Financial were designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on NovaStar Financial’s balance sheet, and no gain is recorded. Securitization transactions may also be structured as sales for accounting and tax purposes. NovaStar Mortgage completed several transaction of this type during 1999 and 2000. Details regarding ABBs issued by NovaStar Financial and the securitization transactions issued by NovaStar Mortgage can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 to NovaStar Financial’s consolidated financial statements.

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

     Further details regarding the loans originated by NovaStar Mortgage and other NFI Holding affiliates are discussed under the “NFI Holding” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Loan Servicing

     Loan servicing remains a critical part of NovaStar Mortgage’s business operation. In the opinion of management, maintaining contact with NovaStar Mortgage’s borrowers is critical in managing credit risk and in borrower retention. Non-conforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing its own loans, NovaStar Mortgage strives to identify problems with borrowers early and take quick action to address problems. Common sense underwriting and thorough quality control reviews also control exposure to credit risk. NovaStar utilizes lender-paid mortgage insurance coverage to further manage the credit risk on mortgage loans. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, NovaStar Financial can provide them with information about company products to entice them to refinance with NovaStar Financial.

Market in Which NovaStar Operates and Competition

     NovaStar Financial and NovaStar Mortgage face intense competition in the business of originating, purchasing, selling and securitizing non-conforming mortgage loans. The number of market participants is believed to be well in excess of 100 companies and no single participant holds a dominant share of the non-conforming market. In addition to other residential mortgage REITs, NovaStar Financial is in competition for non-conforming borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions and thrift institutions. NovaStar Financial also competes for holding mortgage loans with life insurance companies, institutional investors and other well-capitalized publicly owned mortgage lenders. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than NovaStar Financial.

     Based on market capitalization, as researched by management, NovaStar Financial ranked number 7 of 16 publicly traded nonconforming lenders. In addition, management’s research of the asset size of these companies indicates NovaStar Financial ranks number 11 of 16.

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

     NovaStar Financial believes that one of its key competitive strengths is its employees and the level of service they are able to provide its borrowers. By servicing its loan portfolio directly, NovaStar Financial is able to stay in close contact with its borrowers and identify potential problems early. NovaStar Mortgage’s servicing staff is comprised of seasoned mortgage professionals with significant experience in the sub-prime marketplace. Standard and Poor’s assigned NovaStar’s servicing department an “Above Average” overall rating and designated NovaStar as a Special Servicer.

     In addition, regulated mortgage lenders, such as savings and loans and banks, are subject to regulatory review and must pay for the costs incurred by the regulator in their examinations. Novastar Financial incurs no such regulation fees or costs and is, therefore, competitively advantaged.

     NovaStar Financial effectively competes due to its:

•	experienced management team;
•	tax advantaged status as a REIT;
•	vertical integration through its relationship with NovaStar Mortgage, which originates and services mortgage loans;
•	freedom from certain regulatory-related administrative and oversight costs;
•	access to capital markets to securitize its assets

Risk Management

     Management recognizes the following primary risks associated with the business and industry in which it operates.

•	Credit
•	Prepayment
•	Liquidity
•	Interest Rate/Market

Credit Risk

     Credit risk is the risk that NovaStar Financial will not fully collect the principal it has invested in mortgage loans or securities. Non-conforming mortgage loans comprise 99% of NovaStar Financial’s mortgage assets portfolio as of December 31, 2000, compared with 100% as of December 31, 1999. NovaStar Financial’s non-conforming borrowers include individuals who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have substantial equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and reduce the amount of money it takes to service their monthly debt obligations.

     NovaStar Mortgage’s underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.

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

     The underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether that payment was 30, 60 or 90 days past due. Delinquency on consumer/revolving debt is also considered. Discharged bankruptcy filings are allowed under all credit ratings, however, to obtain an “A” or “B” grade, the borrower must have at least a one-year seasoning on a discharged Chapter 13 filing and two years for a Chapter 7 filing. The credit grade that is assigned to the borrower is a reflection of their historical credit and the loan-to-value determined by the amount of documentation the borrower can produce to support income. Maximum loan-to-value ratios for each credit grade depend on the level of income documentation provided by the potential borrower. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

     A key addition to NovaStar Mortgage’s underwriting process in 2000 was the growing use of IU, its automated underwriting system. IU provides more consistency in underwriting loans that meet NovaStar Mortgage’s guidelines and allows underwriting personnel to focus more of their time on loans that are not initially accepted by the IU system.

     Table 1 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sets forth NovaStar Financial’s mortgage loan portfolio by credit grade as of December 31, 2000 and 1999, all of which are non-conforming.

     Close attention is paid to geographic diversification in managing NovaStar Financial’s credit risk. Management believes one of the best tools for managing credit risk is to diversify the markets in which NovaStar Mortgage originates and NovaStar Financial purchases mortgage loans. Presented in Tables 3 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report is a breakdown of NovaStar Financial’s geographic diversification as of December 31, 1999 and 1998. Detail regarding loan delinquencies and loans charged off during 1999 are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Provisions for Credit Losses”.

Prepayment Risk

     Significant portions of mortgage assets are acquired at a premium. When mortgage loans are originated, a premium of half a percent to one percent is generally paid to the retail brokers. Premiums are amortized over the life of the asset as an adjustment of the coupon received. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which premiums are amortized. The shorter this period, the lower the overall yield on the mortgage asset.

     Management attempts to mitigate prepayment risk by acquiring loans that are originated with a penalty if the borrower repays the loan in the early months of the loan’s life. For the majority of its loans, a prepayment penalty is charged equal to 80% of six months interest on the principal balance that is to be paid in full. Table 4 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is a summary of the loans originated by NovaStar Mortgage demonstrating the nature of prepayment penalties. As of December 31, 2000, 58% of all loans owned by NovaStar Financial had a prepayment penalty compared with 70% at December 31, 1999. The decline in NovaStar Financial’s percent of loans with prepayment penalty is due to seasoning of the portfolio and prepayment penalty windows expiring. The remaining weighted-average years to which the prepayment period applies was 1.0 at December 31, 2000 compared with 1.5 at December 31, 1999. In addition, the percent of loans NovaStar Mortgage originated with prepayment penalties increased from 74% during 1999 to 90% in 2000. Table 5 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” detail prepayment speeds as of December 31, 2000 and 1999.

Liquidity Risk

     See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of liquidity risks and resources available to NovaStar Financial.

Interest Rate/Market Risk

The investment policy for NovaStar Financial sets the following general goals:

(1) Maintain the net interest margin between assets and liabilities, and

(2) Diminish the effect of changes in interest rate levels on the market value of NovaStar Financial.

         Loan Price Volatility. NovaStar Mortgage may sell some loans it originates to third parties. To the extent NovaStar Mortgage engages in this type of exit strategy, the financial results of NovaStar Financial will depend on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced to the degree that NovaStar Financial retains mortgage loans in portfolio.

         Interest Rate Risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that NovaStar Financial's net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2000 borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets owned by NovaStar Financial, as of December 31, 2000, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

The following are summaries of the analysis as of December 31, 2000 and 1999.

Interest Rate Sensitivity-Income
December 31, 2000 and 1999
(dollars in thousands)

	Basis Point Increase (Decrease)
	in Interest Rate(A)
As of December 31, 2000	(100)	Base	100
Income (expense) from:
Assets	$91,334	$93,189	$95,138
Liabilities (B)	(60,327)	(68,686)	(77,207)
Interest rate agreements	(1,587)	(1,424)	(119)

Net spread income	$29,420	$23,079	$17,812

Cumulative change in income from base (C)	$6,341	—	$(5,267)

Percent change from base spread income (D)	27.5%	—	(22.8)%

Percent change of capital(E)	5.8%	—	(4.8)%

As of December 31, 1999
Income from:
Assets	$61,610	$64,419	$66,954
Liabilities (B)	(42,173)	(47,803)	(53,442)
Interest rate agreements	(1,379)	(1,379)	1,122

Net spread income	$18,058	$15,237	$14,634

Cumulative change in income from base (C)	$2,821	—	$(603)

Percent change from base spread income (D)	18.5%	—	(4.0)%

Percent change of capital(E)	2.8%	—	(0.6)%

____________
(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%
(B)	Includes debt issue costs, loan premium amortization, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income, in dollars, from “base.” “Base” is the estimated spread income as of December 31, 2000 and 1999.
(D)	Total change in estimated spread income, as a percent, from base.
(E)	Total change in estimated spread income as a percent of total stockholders' equity as of December 31, 2000 and 1999.

Interest Rate Sensitivity—Market Value December 31, 2000 and 1999 (dollars in thousands)

	Basis Point Increase
	(Decrease) in Interest Rate(A)
As of December 31, 2000	(100)	100
Change in market values of:
Assets	$2,448	$(9,763)
Liabilities	(1,624)	1,865
Interest rate agreements	(524)	2,220

Cumulative change in market value	$300	$(5,678)

Percent change of market value portfolio equity (B)	0.3%	(5.7)%

As of December 31, 1999
Change in market values of:
Assets	$1,913	$(7,652)
Liabilities	(2,068)	2,376
Interest rate agreements	(2,809)	4,723

Cumulative change in market value $	$(2,964)	(553)

Percent change of market value portfolio equity (B)	(3.0)%	(0.6)%

____
(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of December 31, 2000 and 1999.

           Interest Rate Sensitivity Analysis. The values under the heading “Base” are management's estimates of spread income for assets, liabilities and interest rate agreements on December 31, 2000 and 1999. The values under the headings “100” and “(100)” are management's estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

           The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift, up or down, in interest rates would result in 25 percent or more cumulative decrease in income from base, or a 10% cumulative decrease in market value from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. The Board of Directors reviews and approves NovaStar Financial's interest rate sensitivity and hedged position quarterly. Management also evaluates the portfolio using interest rate increases and decreases less than and greater than one percent.

           Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of December 31, 2000 and 1999.

          Management's analysis for assessing interest rate sensitivity on its mortgage loans relies significantly on estimates for prepayment speeds. The prepayment model used by management has been internally developed and is a function based on the borrowers’ payment change percentage. The factors affecting the size of the borrowers’ payment are as follows:

Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)
Program Type
Borrower credit grades
Loan Term
Loan-to-value ratios
Loan size
Prepayment penalties (length and type)
Estimated closing costs

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

          NovaStar Financial's projected prepayment rates are based on a prepayment vector and in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment vector is also multiplied by a factor of 55% to 70% depending on the length and type of penalty periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial's loans shown in Table 5 are weighted average speeds of all loans in each deal.

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

          NovaStar Financial uses interest rate cap and swap contracts to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in the best interest of NovaStar Financial, given the cost of hedging transactions and the need to maintain REIT status.

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

          Interest rate swap agreements are also legal contracts between NovaStar Financial and a third party firm or “counter-party”. In this type of an agreement, NovaStar Financial agrees to pay a fixed rate to the counter-party and receive a floating rate from the counter-party, usually based on one or three-month LIBOR. These contracts also have a fixed notional amount on which the interest is computed and a set term to maturity.

Other Risk Factors

        Although NovaStar Financial’s management considers the above risk components to be its primary business risks, the following are other risks that should be considered by NovaStar Financial’s investors. Further information regarding these risks is included in NovaStar Financial’s registration statements filed with the Commission on Form S-11.

NovaStar’s dependence upon borrowings can result in significant liquidity constraints. NovaStar Financial’s profitability is dependent upon its ability to borrow money on favorable terms. In October 1998, the capital markets faced a liquidity crisis with respect to the availability of short-tem borrowings from major lenders and long-term borrowings through securitization. NovaStar faced significant liquidity constraints.

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

Changes in interest rates may adversely affect results of operation. NovaStar Financial’s results of operations are likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect its ability to acquire mortgage loans in expected volumes necessary to support fixed overhead expense levels.

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

Failure to renew or obtain adequate funding under warehouse facilities and repurchase agreements may materially adversely impact NovaStar Mortgage’s lending operations. NovaStar Financial and NovaStar Mortgage are currently dependent upon two lenders to provide the primary credit facilities for its funding of mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements could have a material adverse effect on its lending operations.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. Asset/liability management hedging strategies involve risk and may not be effective in reducing its exposure to interest rate changes. Moreover, compliance with the REIT provisions of the Code may prevent NovaStar Financial from effectively implementing the strategies that management determines, absent such compliance, would best insulate NovaStar from the risks associated with changing interest rates.

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
Market factors may limit NovaStar Financial’s ability to acquire mortgage assets at yields which are favorable relative to borrowing costs. Despite management's experience in the acquisition of mortgage assets and its relationships with various mortgage suppliers, there can be no assurance that NovaStar Financial will be able to acquire sufficient mortgage assets from mortgage suppliers at spreads above its cost of funds.

Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of NovaStar Financial’s capital stock and warrants to receive a premium for their securities. In order for NovaStar Financial to meet the requirements for qualification as a REIT, its charter generally prohibits any person from acquiring or holding, directly or indirectly, shares of common stock in excess of 9.8% of the outstanding shares. This restriction may inhibit market activity and the resulting opportunity for the holders of its common stock to receive a premium for their stock that might otherwise exist in the absence of these restrictions.

Mortgage insurers may not pay claims resulting in increased credit losses. NovaStar has place increased reliance on mortgage insurance to mitigate the risk of credit losses. However there can be no assurance that the mortgage insurers will continue to have the financial ability to pay all claims presented. In addition, insurers have the right to deny a claim if the loan is not properly serviced or has been defectively originated.

Access to additional capital may ultimately curtail NovaStar Financial’s growth. Cash is required to fund loans originated by NovaStar Mortgage as financing arrangements allow NovaStar Mortgage to borrow a percentage, typically 98%, of the mortgage note amount. If NovaStar is unable to obtain sufficient cash resources, NovaStar Financial may not sustain asset growth. Liquidity and capital resources are discussed further under the “Liquidity and Capital Resources” section presented elsewhere in this report.

Federal Income Tax Consequences

General. NovaStar Financial believes it has complied, and intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code ("the Code"). To the extent that NovaStar qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, origination operations are conducted through NovaStar Mortgage, which is a taxable REIT subsidiary. Consequently, all of the taxable income of NovaStar Mortgage is subject to federal and state corporate income taxes.

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

          NovaStar Financial’s Qualification as a REIT. Qualification as a REIT requires that NovaStar Financial satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below. NovaStar Financial will make available more detailed information regarding its compliance with the REIT rules upon request.

          Sources of Income. NovaStar Financial must satisfy two tests with respect to the sources of its income: the 75% income test, and the 95% income test. The 75% income test requires that NovaStar derive at least 75% of its gross income, excluding gross income from prohibited transactions, from certain real estate-related sources. Management believes that NovaStar Financial’s income qualified for both of the income tests during 2000.

          In order to satisfy the 95% income test, at least an additional 20% of NovaStar Financial’s gross income for the taxable year must consist either of income that qualifies under the 75% income test or dividends and interest.

          Nature and Diversification of Assets. As of the last day of each calendar quarter, NovaStar Financial must meet three asset tests. Under the 75% of assets test, at least 75% of the value of NovaStar Financial’s total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the 10% asset test, NovaStar Financial may not own more than 10% of the outstanding securities of any single non-governmental issuer, if these securities do not qualify under the 75% asset test. There is an exception for electing corporations of which NovaStar Financial owns at least 35% of the outstanding securities. NovaStar Financial and NovaStar Mortgage intend to make such election. Under the 5% asset test, ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of NovaStar Financial’s total assets. The definition of security for this purpose includes financial contracts and instruments that NovaStar Financial acquires in the normal course of business.

          If NovaStar Financial inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status. NovaStar Financial still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose. Management believes that NovaStar Financial complied with the asset tests for all quarters during 2000.

          Ownership of Common Stock . The capital stock of NovaStar Financial must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of the capital stock of NovaStar Financial may be owned directly or indirectly by 5 or fewer individuals. NovaStar Financial uses the calendar year as its taxable year for income tax purposes. The Code requires NovaStar Financial to send its annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests. Management believes that NovaStar Financial complied with these stock ownership tests during 2000.

          Distributions. Through 2000 NovaStar Financial generally had to distribute to its shareholders an amount equal to at least 95% of the sum of its taxable income and any after-tax net income from certain types of foreclosure property minus any excess non-cash income. The Code provides that distributions relating to a particular year may be made early in the following year, under certain circumstances. NovaStar Financial expects to make distributions equal to 100% of its taxable income to avoid corporate level taxation. No distributions are required in periods in which there is no income. For year 2001 and thereafter NovaStar Financial must distribute at least 90% of its taxable income and any after-tax net income from certain types of foreclosure property less any non-cash income.

          Taxable Income. NovaStar Financial uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with generally accepted accounting principles (GAAP). These differences primarily arise from timing and character differences in the recognition of revenue and expense and gains and losses for tax and GAAP purposes. Additionally, NovaStar Financial’s taxable income does not include the taxable income of its taxable affiliate, although the affiliate’s operating results are included in NovaStar Financial's GAAP results.

          Recent and Proposed Tax Legislation. Recently adopted legislation, H.R. 1180, contains several provisions affecting REITs. After the effective date of the bill, December 31, 2000 (i.e., beginning with the 2001 tax year), REITs will be able to own directly all of the stock of taxable subsidiaries. For year 2000 and earlier, REITs were generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT’s assets. Existing taxable subsidiaries like NovaStar Mortgage will have to be converted to qualified taxable REIT subsidiaries after December 31, 2000, unless the existing taxable subsidiary has been in place since July 12, 1999 and there has been no material change in the taxable subsidiary’s assets or business since that time. In addition, a REIT will be subject to a 100% penalty tax equal to any rents or charges that the REIT imposed on the taxable subsidiary in excess of the arm’s length price for comparable services. NovaStar Financial acquired all of the common stock of NFI Holding from Scott Hartman and Lance Anderson on January 1, 2001.

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

Personnel

          As of December 31, 2000, NovaStar Financial employed 10 people, NovaStar Mortgage employed 258 people, and NovaStar Home Mortgage employed 264 people.

Item 2.   Properties

          The executive and administrative offices of NovaStar Financial and NovaStar Mortgage are located in Westwood, Kansas, and consist of approximately 6,000 square feet. The lease agreements on the premises expire December 2002. The current annual rent for these offices is approximately $116,000.

          NovaStar Mortgage leases space for its mortgage lending operations in Orange County, California. Currently, these offices consist of approximately 16,000 square feet. The lease on the premise expires January 2004, and the current annual rent is approximately $480,000.

          NovaStar Mortgage also leases space for its mortgage servicing operation in Westwood, Kansas. The square footage on these premises is approximately 24,000, with annual rent of approximately $304,000, and a lease scheduled to expire in January 2005.

          NovaStar Home Mortgage leases space for its net branch operation in Westwood, Kansas. The square footage for this space is approximately 5,000 square feet. The lease of this space expires December 2004, and the current annual rent is approximately $111,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

          The common stock of NovaStar Financial is traded on the NYSE under the symbol “NFI”. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of capital stock.

Common Stock Prices			Cash Dividends (A)
				Date	Date Paid	Amount
	High	Low	Class	Declared	or Payable	Per Share
1/1/99 to 3/31/99	$7.2500	$5.6250	Preferred Stock (B)	4/21/99	5/10/99	$0.12
4/1/99 to 6/30/99	7.0625	5.6250	Preferred Stock	7/21/99	8/10/99	0.12
7/1/99 to 9/30/99	6.5000	3.1250	Preferred Stock	10/20/99	11/10/99	0.12
10/1/99 to 12/31/99	3.7500	2.6250	Preferred Stock	12/21/99	1/10/00	0.12
1/1/00 to 3/31/00	4.3750	3.1250	Preferred Stock	4/26/00	5/10/00	0.12
4/1/00 to 6/30/00	4.1875	2.8750	Preferred Stock	7/26/00	8/10/00	0.12
7/1/00 to 9/30/00	4.0625	2.8750	Preferred Stock	10/25/00	11/10/00	0.12
10/1/00 to 12/31/00	4.3125	3.5625	Preferred Stock	12/20/00	1/10/01	0.12
__________________
(A)	NovaStar Financial did not declare dividends on its common stock during 1999 and 2000.
(B)	NovaStar Financial issued the class B 7% convertible preferred stock in March 1999.

          As of March 13, 2001, over 2,000 stockholders held NovaStar Financial’s 5,721,941 shares of common stock as provided by third party broker search and transfer agent reports.

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

Recent Sales of Securities

          NovaStar Financial has no reportable unregistered and registered securities.

Item 6.   Selected Consolidated Financial and Other Data

          The following selected consolidated financial data are derived from the audited consolidated financial statements of NovaStar Financial for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Operating results are not necessarily indicative of future performance.

Selected Consolidated Financial and Other Data
(dollars in thousands, except per share amounts)

					For the Period Ended December
	For the Year Ended December 31,				31,
	2000	1999	1998	1997	1996
Consolidated Statement of Operations Data
Interest income	$46,895	$66,713	$100,747	$36,961	$155
Interest expense	33,964	46,758	80,794	28,185
Net interest income	12,931	19,955	19,953	8,776	155
Provision for credit losses	5,449	22,078	7,430	2,453
Equity in net income (loss) – NFI Holding	1,123	88	(2,984)	28
Gain (loss) on sales of mortgage assets	(826)	351	(14,962)	51
General and administrative expenses	3,017	3,590	4,379	3,451	457
Net income (loss)	5,626	(7,092)	(21,821)	(1,135)	(302)
Basic income (loss) per share	$0.51	$(1.08)	$(2.71)	$(0.26)	$(0.08)
Diluted income (loss) per share	$0.50	$(1.08)	$(2.71)	$(0.26)	$(0.08)

	As of December 31,
Consolidated Balance Sheet Data	2000	1999	1998	1997		1996
Mortgage Assets:
Mortgage loans	$375,927	$620,406	$945,798	$574,984	$
Mortgage securities	46,650	6,775		517,246		13,239
Total assets	494,482	689,427	997,754	1,126,252		59,811
Borrowings	382,437	586,868	891,944	1,002,560
Stockholders’ equity	107,919	100,161	82,808	116,489		46,380

	As of or for the Year Ended December 31,				As of or for the Period Ended December 31,
	2000	1999	1998	1997	1996
Other Data
Loans originated by NovaStar Mortgage, Inc.:
Principal at purchase	$719,341	$452,554	$878,871	$409,974	$
Average principal balance per loan	$115	$101	$94	$130
Weighted average interest rate:
Adjustable rate mortgage loans	10.6%	9.9%	10.0%	10.1%
Fixed rate mortgage loans	10.5%	10.0%	9.9%
Loans with prepayment penalties	90%	90%	74%	73%
Weighted average prepayment period (in years)	3.0	3.2	2.4	2.4
Annualized return on assets	0.97%	(0.83)%	(1.66)%	(0.01)%		(0.50)%
Annualized return on equity	5.50%	(6.71)%	(20.71)%	(0.06)%		(0.65)%
Taxable income (loss)			$(2,628)	$1,434		$(173)
Taxable income (loss) per share			$(0.32)	$0.18		$(0.05)
Dividends declared per common share			$1.00	$0.28	$
Dividends declared per preferred share	$0.49	$0.37		$0.18	$
Number of account executives	85	47	63	36

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of NovaStar Financial and the notes thereto included elsewhere in this report.

Safe Harbor Statement

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this annual report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the annual report on Form 10-K for the fiscal year ended December 31, 2000. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the “Risk Management” section of the annual report on Form 10-K for the fiscal year ended December 31, 2000.

Basis of Presentation

     NovaStar Financial owns 100% of the common stock of NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. These entities were established as special purpose entities used in the issuance of asset-backed bonds. The consolidated financial statements of NovaStar Financial include the financial condition and results of operations of these entities.

     On December 31, 2000, NovaStar Financial also owned 100% of the non-voting preferred stock of NFI Holding Corporation. Scott Hartman and Lance Anderson, the founders of NovaStar Financial, owned the voting common stock of NFI Holding. NovaStar Mortgage, Inc., NovaStar Capital and NovaStar Home Mortgage, Inc. are wholly owned subsidiaries of NFI Holding. NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. The businesses of NovaStar Mortgage and NovaStar Home Mortgage are discussed in “Description of Business –Business of NovaStar Mortgage” and “Business of NovaStar Home Mortgage.” NovaStar Capital was formed to focus on acquiring non-conforming residential mortgage loans from banks, thrifts and credit unions. In February 2000, NovaStar Capital discontinued operations. NovaStar Home Mortgage was created in May 1999 to operate a network of mortgage brokers.

     A significant component of the financial results of NovaStar Financial is the operations of NovaStar Mortgage, Inc. and NovaStar Home Mortgage, Inc. Key officers of NovaStar Financial also serve as officers of NFI Holding, NovaStar Mortgage, NovaStar Capital, Inc and NovaStar Home Mortgage, Inc. The founders are the only members of the Board of Directors of NFI Holding, NovaStar Mortgage, NovaStar Capital and NovaStar Home Mortgage, Inc. NovaStar Mortgage owns 100% of NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation. These special purpose entities were created for the issuance of interests in real estate mortgage investment conduits commonly known as REMICs. NovaStar Financial accounts for its investment in NFI Holding using the equity method, meaning the operations of NFI Holding are not consolidated with NovaStar Financial.

Recent Developments

     Federal Tax Legislation. Effective January 1, 2001, Real Estate Investment Trusts (REITs) are allowed to own directly all of the stock of taxable subsidiaries beginning in the tax year 2001. The value of all taxable subsidiaries of a REIT must be limited to 20% of the total value of the REIT’s assets. Accordingly, NovaStar Financial acquired all of the common stock of NFI Holding Corporation from Scott Hartman and Lance Anderson on January 1, 2001. As a result, NFI Holding became a wholly-owned consolidated subsidiary of NovaStar Financial. This transaction and pro forma balance sheet of NovaStar Financial are presented in more detail in Notes 8 and 14 to the consolidated financial statements.

     Also, effective beginning with the 2001 tax year, the minimum dividend distributions of a REIT must equal at least 90% of taxable income, down from 95% of taxable income under current law. These and other federal tax legislation changes and proposals are discussed further in NovaStar Financial’s Annual Report on Form 10K under “Federal Income Tax Consequences”.

Description of Business

Business of NovaStar Financial:

  Founded in 1996 as a specialty finance lender to invest in mortgage assets;

  Assets have primarily come from the wholesale origination of nonconforming, single-family, residential mortgage loans and the purchase of AAA-rated interest-only and subordinated securities from the securitization transactions of NovaStar Mortgage, its affiliate;

  Operates as a long-term portfolio investor;

  Long-term financing is provided through securitization where asset-backed bonds are issued in financing-structured and sale transactions;
  Earnings are generated from spread income on the mortgage loan and securities portfolio and indirectly by gains associated with the sale of loans to outside parties or through securitization transactions of NovaStar Mortgage.

Business of NovaStar Mortgage:

  Primary customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage's account executives work with more than 5,097 brokers to solicit loans.

  Borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. Often, these borrowers have built up high-rate consumer debt and are attempting to use equity in their home to consolidate debt and lower their total monthly payments.

  Loans are financed on a short-term basis through warehouse and repurchase facilities. Loans are sold in securitization transactions where asset-backed bonds are issued or sold to affiliates or third parties for cash.

Business of NovaStar Home Mortgage:

  Retail mortgage brokers and their staffs operate under the NovaStar Home Mortgage name and are employees of NovaStar Home Mortgage.

  Branches operate under a strict set of policies established by NovaStar Home Mortgage.

  Branch can broker loans to any investor approved by NovaStar Home Mortgage, including NovaStar Mortgage, Inc.

  Net operating income for the branch is returned as compensation to the branch “owner/manager.”

  Fees, based on all loan volume, are paid to NovaStar Home Mortgage for license and investor management and accounting and payroll services.

  As of December 31, 2000, there were 60 active branches in 27 states operating under the NovaStar Home Mortgage name.

Financial Condition of NovaStar Financial, Inc. as of December 31, 2000 and December 31, 1999

     NovaStar Financial's balance sheets consist primarily of securitized mortgage loans originated by and purchased from NovaStar Mortgage, which serve as collateral for asset-backed bonds. The carrying value of mortgage loans as of December 31, 2000 was $376 million versus $620 million as of December 31, 1999. The carrying value of asset-backed bonds as of December 31, 2000 was $357 million compared with $587 million as of December 31, 1999. The decline in both balance sheet items is primarily a result of principal paydowns that occurred during 2000. Even though NovaStar Financial is no longer purchasing the loans originated from NovaStar Mortgage, NovaStar Financial has increased its mortgage asset portfolio by purchasing the AAA-rated interest-only and subordinated securities of NovaStar Mortgage’s securitization transactions. The carrying value of these securities was $47 million as of December 31, 2000 compared with $7 million as of December 31, 1999. Mortgage loans collateralizing the AAA-rated interest-only and subordinated securities totaled $654 million as of December 31, 2000 compared with $143 million as of December 31, 2000 bringing the total principal balance of mortgage assets managed by NovaStar Financial to $1 billion as of December 31, 2000 compared to $762 million as of December 31, 1999.

     Mortgage Loans. Table 1 is a presentation of loans as of December 31, 2000 and December 31, 1999 and their credit grades. Table 2 is a summary of all mortgage loans owned by NovaStar Financial as of December 31, 2000 and December 31, 1999 by state. These tables also provide details regarding the collateral outstanding on NovaStar Mortgage’s REMIC transactions, in which NovaStar Financial owns AAA-rated interest-only and subordinated securities. The REMIC transactions are discussed further in the “Mortgage Loans—Available for Sale” and “Mortgage Loans Sales” sections of this document.

Table 1
Mortgage Loans by Credit Grade
(dollars in thousands)

				December 31,

				2000			1999

Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan-to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to-value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to-value

Retained loans collateralizing asset-backed bonds:
AA	0 x 30	95		$56,463	10.17%	82.6%	$85,476	9.50%	83.2%
A	1 x 30	90		152,621	10.66	79.4	244,187	10.06	80.1
A-	2 x 30	90		88,617	11.30	81.7	149,248	10.45	81.8
B	3 x 30, 1x 60	85		51,001	11.80	78.1	89,477	10.86	78.4
	5 x 30, 2 x 60
C	1 x 90	75		22,902	12.30	72.8	42,766	11.35	72.5
D	6 x 30, 3 x 60,	65		4,268	13.13	63.8	7,668	12.16	62.1
	2 x 90

Total on balance sheet				$375,872	11.02%	79.7%	$618,822	10.31%	80.0%

Sold loans collateralizing asset- backed bonds:

AAA	0 x 30	97	(B)	$143,673	9.71%	80.9%	$3,474	9.18%	80.7%
AA	0 x 30	95		175,068	10.25	83.5	27,236	9.47	84.8
A	1 x 30	90		130,237	10.54	81.2	43,119	9.86	83.1
A-	2 x 30	90		86,660	10.65	81.3	35,311	10.09	83.1
B	3 x 30, 1x 60	85		44,487	11.16	79.3	19,612	10.59	79.7
	5 x 30, 2 x 60
C	1 x 90	75		18,398	11.69	70.1	11,405	11.09	71.9
D	6 x 30, 3 x 60,	65		1,568	12.69	61.6	3,171	12.16	62.1
	2 x 90
Other	Varies	97		53,958	11.44	92.7	—	—	—

Total off balance sheet				$654,049	10.45%	82.2%	$143,328	10.08%	81.5%

Total managed mortgage loans				$1,029,921	10.66%	81.3%	$762,150	10.27%	80.3%

_______
(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 2
Mortgage Loans by State
Percent of Portfolio
(based on current principal balance)

	Retained loans collateralizing asset-backed bonds—on balance sheet		Sold loans collateralizing asset-backed bonds—off balance sheet

	December 31,		December 31,

	2000	1999	2000	1999

Collateral Location
Florida	16%	14%	15%	21%
California	15	16	10	7
Washington	6	7	5	4
Texas	5	5	3	6
Nevada	4	4	6	4
Oregon	4	5	2	1
Tennessee	4	3	6	5
Michigan	3	3	9	5
Ohio	3	3	6	4
All other states	40	40	38	43

Total	100%	100%	100%	100%

     Table 3 provides a summary of NovaStar Financial's mortgage loans by type and carrying value as of December 31, 2000 and 1999.

Table 3
Carrying Value of Loans by Product/Type
December 31, 2000 and 1999
(in thousands)

	December 31,

Product/Type	2000	1999

Retained loans collateralizing asset-backed bonds—
on balance sheet:
Two and three-year fixed	$166,627	$343,193
Six-month LIBOR and one-year CMT	23,428	43,178
30/15-year fixed and other	185,817	232,451

Outstanding principal	375,872	618,822
Premium	7,745	12,689
Allowance for credit losses	(7,690)	(11,105)

Carrying Value	$375,927	$620,406

Carrying value as a percent of principal	100.01%	100.26%

Sold loans collateralizing asset-backed bonds—
off balance sheet:
Two and three-year fixed	$465,976	$78,238
Six-month LIBOR and one-year CMT	2,492	5,052
30/15-year fixed and other	185,581	60,038

Outstanding principal	$654,049	$143,328

Mortgage securities retained	$46,650	$6,775

     Substantially all mortgage loans are acquired at a premium. Premiums are amortized as a reduction of interest income over the lives of the assets. See Tables 4, 5, and 6 for the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, NovaStar Financial generally strives to acquire mortgage loans that have prepayment penalties. During the year ended December 31, 2000, prepayment penalties collected from borrowers totaled $1.8 million in comparison with $3.1 million during 1999. Table 4 is an analysis of mortgage loans and prepayment penalties.

Table 4
Mortgage Loan Prepayment Penalties
December 31, 2000 and 1999
(dollars in thousands)

				Weighted Average

	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Loan-to- value	Remaining Prepayment Penalty Period (in years) - Loans with Penalty

As of December 31, 2000
Retained loans collateralizing
asset-backed bonds:
NHES 1997-1	$52,282	$2,494	25%	11.80%	74.5%	0.30
NHES 1997-2	53,727	1,040	16	11.55	79.6	0.28
NHES 1998-1	114,367	1,877	33	11.03	80.6	0.46
NHES 1998-2	155,376	2,328	60	10.57	80.9	0.85
All other loans	120	6	33	10.85	71.5	0.81

Total on balance sheet	$375,872	$7,745	40%	11.02%	79.7%	0.57

Sold loans collateralizing
asset-backed bonds (A):
NMFT 1999-1	103,968	—	64	10.66	81.6	1.23
NMFT 2000-1 (B)	216,216	—	94	10.18	81.1	2.43
NMFT 2000-2 (C)	333,865	—	90	10.57	83.2	2.49

Total off balance sheet	654,049	—	87	10.45	82.2	2.27

Total managed mortgage loans	$1,029,921	$7,745	70%	10.66%	81.3%	1.65

As of December 31, 1999
Retained loans collateralizing
asset-backed bonds:
NHES 1997-1	$85,015	$3,942	32%	11.04%	75.5%	0.51
NHES 1997-2	101,031	1,917	35	10.90	79.3	0.55
NHES 1998-1	195,170	3,205	63	10.08	81.1	0.93
NHES 1998-2	237,223	3,606	74	9.97	81.1	1.51
All other loans	383	19	6	11.96	77.6	0.10

Total on balance sheet	$618,822	$12,689	58%	10.31%	80.0%	1.03

Sold loans collateralizing
asset-backed bonds (A):
Off balance sheet NMFT 1999-1	$143,328	$—	84%	10.08%	81.5%	2.03

Total managed mortgage loans	$762,150	$12,689	63%	10.27%	80.3%	1.22

(A) NovaStar Financial owns asset-backed bonds. The mortgage loans are not retained on the balance sheet of NovaStar Financial.

(B) The AAA-rated interest-only and subordinated securities of NMFT 2000-1 were purchased by NovaStar Financial April 1, 2000.

(C) The AAA-rated interest-only and subordinated securities of NMFT 2000-2 were purchased by NovaStar Financial September 29, 2000.

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

Table 5
Prepayment Speeds
(dollars in thousands)

		Current Principal Balance	Weighted Average Age of Loans at Inception (in months)	Constant Prepayment Rate (Annual Percent)
	Issue Date			One- month	Three- month	Twelve- month	Life
December 31, 2000
Retained loans collateralizing asset-backed bonds:
NHES 1997-1	October 1, 1997	$52,282	7	20	29	38	39
NHES 1997-2	December 11, 1997	53,727	3	54	52	45	36
NHES 1998-1	April 30, 1998	114,367	3	46	38	41	30
NHES 1998-2	August 18, 1998	155,376	3	21	32	32	24

Sold loans collateralizing
asset-backed bonds:
NMFT 1999-1	January 29, 1999	$103,968	5	37	38	28	21
NMFT 2000-1	March 31, 2000	216,216	2	11	10	—	8
NMFT 2000-2	September 28, 2000	333,865	1	5	5	—	5
December 31, 1999
Retained loans
collateralizing asset-backed bonds:
NHES 1997-1	October 1, 1997	$85,015	7	44	42	50	40
NHES 1997-2	December 11, 1997	101,031	3	64	58	42	32
NHES 1998-1	April 30, 1998	195,170	3	47	36	29	23
NHES 1998-2	August 18, 1998	237,223	3	26	21	21	18

Sold loans collateralizing
asset- backed bonds:
NMFT 1999-1	January 29, 1999	$143,328	5	14	20	14	14

Table 6 details the amount of premium as a percent of principal at quarter end for 2000 and 1999.

Table 6
Premium as a Percent of Principal

Mortgage Loans

December 31, 2000	2.06%
September 30, 2000	2.05
June 30, 2000	2.03
March 31, 2000	2.05
December 31, 1999	2.05
September 30, 1999	2.09
June 30, 1999	2.15
March 31, 1999	2.22

     Mortgage-Backed Securities — Available-For-Sale. NovaStar Financial owns the subordinated securities of the NovaStar Mortgage Funding Trust Series 1999-1, 2000-1 and 2000-2. As the owner of these securities, NovaStar Financial receives the net cash flow of the NovaStar Mortgage Funding Trust Series asset-backed bonds, which represent the right to receive, over the life of the securitizations, the excess of the interest earned on the mortgage loan collateral over the sum of the interest paid on the bonds, a servicing fee, a trustee fee, mortgage insurance premiums and the credit losses relating to the securitized loans. As of December 31, 2000 and 1999, the carrying value of the interest-only and subordinated securities was $46.7 million and $6.8 million. These values represent the present value of the securities’ cashflows that NovaStar Financial expects to receive over the life of the securitizations, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which management believes is an appropriate risk-adjusted market rate of return for the subordinated asset. The cashflows are realized over the life of the securitizations as cash distributions received from the trusts. NovaStar Financial believes its AAA-rated interest-only and subordinated securities are fairly valued as of December 31, 2000, but can provide no assurance that future prepayment and loss experience or changes in the required discount rate will not require write-downs of the asset. Write-downs would reduce the income of future periods and could cause NovaStar Financial to report net losses.

     Key statistics, assumptions and characteristics of the NovaStar Mortgage Funding Trust Series mortgage loan collateral and bonds as of December 31, 2000 and 1999 are included in the Tables 1 through 5 of this document and Note 4 to the consolidated financial statements.

     NovaStar Mortgage originated and securitized the loans serving as collateral in NMFT 1999-1, 2000-1 and 2000-2. Upon securitization, NovaStar Mortgage recognized gains on the transfer of the loans. Details of these transactions are provided in “Mortgage Loan Sales.”

     Assets Acquired through Foreclosure. As of December 31, 2000, NovaStar Financial had 154 properties in real estate owned with a carrying value of $13.1 million (principal of $14.5 million) compared to 192 properties with a carrying value of $16.9 million (principal of $24.4 million) as of December 31, 1999.

     Short-term and Long-term Financing Arrangements. NovaStar Mortgage funds loans with various financing facilities prior to securitization. Loans are funded initially using committed warehouse lines with First Union National Bank or Residential Funding Corporation (RFC) under which NovaStar Financial and NovaStar Mortgage are co-borrowers. NovaStar Financial and NovaStar Mortgage can borrow up to $75 million from First Union and $50 million from RFC under these warehouse agreements. NovaStar Financial and NovaStar Mortgage also use repurchase agreements as a means of warehousing loans prior to securitization. First Union provides a $175 million committed facility for this purpose. These First Union and RFC facilities are committed through July 27, 2001 and December 27, 2001, respectively.

     First Union also provides a $25 million facility secured by subordinated interests in asset-backed bonds that is committed through December 17, 2001. Amounts outstanding as of December 31, 2000 under this financing arrangement were $25.0 million.

     Amounts outstanding under short-term financing arrangements as of December 31, 2000 are detailed in Table 27 of this document and Note 4 to the consolidated financial statements.

     On a long-term basis, NovaStar Financial has financed its mortgage loans using asset-backed bonds (ABB). Investors in ABB are repaid based on the performance of the mortgage loans collateralizing the ABB. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of its ABB, NovaStar Financial is entitled to repurchase the mortgage loan collateral and repay the remaining ABB when their aggregate principal balance falls below 35% for issue 97-01 and 25% for issues 97-02, 98-01 and 98-02. Non-conforming mortgage loans are not readily obtainable financial assets. As a result, NovaStar Financial retains effective control over the transferred assets as defined in paragraph 9c. of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and further clarified by paragraph 30 of SFAS No. 125. Accordingly, NovaStar Financial records its ABB transactions as secured borrowings, rather than sales of the transferred loans.

     The securitization transactions executed by NovaStar Mortgage have been structured as sales for financial reporting and tax purposes. NovaStar Financial as the owner of AAA-rated interest-only and subordinated securities does not have an option to call these bonds in the future. However, NovaStar Mortgage, as servicer of the collateral of these transactions, holds a “clean up” call.

     Under its ABB, NovaStar Financial retains the mortgage loans and incurs the obligation to pay the ABB bondholders. NovaStar Financial earns the net spread between the interest income on the loans and the interest expense on the bonds. The spread earned also is reduced by credit losses on the portfolio. Prepayments on the mortgage loans serve to reduce the term over which interest spread is earned. The longer the mortgage collateral is outstanding, the longer the period of cash flow. To the extent the borrowers prepay, it shortens the life of the ABB and the period over which cash flow is received. The cash flow will change when interest rates on the bonds fluctuate at amounts or times that are different from the mortgage loan collateral, thereby subjecting NovaStar Financial to interest rate risk. The carrying value of ABB as of December 31, 2000 was $357 million compared with $587 million as of December 31, 1999. The decline in carrying value is primarily a result of principal paydowns.

     Further details regarding NovaStar Financial’s short-term and long-term borrowing arrangements are located in Note 4 to the consolidated financial statements.

     Stockholders' Equity. The increase in NovaStar Financial’s stockholders’ equity as of December 31, 2000 compared to December 31, 1999 is a result of the following:

  $5.6 million increase due to net income recognized in 2000.

  $5.7 million decrease as a result of common stock purchases. NovaStar Financial's Board of Directors amended its stock purchase program to increase the amount of common stock authorized to be acquired up to an aggregate purchase price of $9 million. Stock purchases may be made in the open market, in block purchase transactions, through put options or through privately negotiated transactions. The timing of purchases and the number of shares ultimately purchased will depend upon market conditions and corporate requirements. As of December 31, 2000, NovaStar Financial had purchased 2,050,166 shares of its common stock. The number of shares purchased by NovaStar Financial has increased to 2,427,120 through March 13, 2001 at an aggregate purchase price of $7.9 million.
  $9.9 million increase in the unrealized gain on the interest-only and subordinated securities in NovaStar Mortgage’s asset backed bond transactions that for tax and accounting purposes were treated by NovaStar Mortgage as sales. The interest-only and subordinated assets in those transactions have been classified as available-for-sale securities and the unrealized gain is recognized as a component of accumulated other comprehensive income.

  $2.1 million decrease due to dividends on Class B 7% cumulative convertible preferred stock in 2000.

     Notes Receivable from Founders. The founders of NovaStar Financial purchased 216,666 units in the 1996 private placement in exchange for forgivable promissory notes. A unit consisted of one share of convertible preferred stock and one common stock warrant. Principal on these notes was divided into three equal parts, called “tranches”, and was forgiven if certain incentive performance targets were achieved. The incentive tests related to the return generated to investors in the private placement, including the appreciation in stock price, the value of the warrants, and dividends paid.

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

     In 1999, NovaStar Financial advanced $584,000 to the founders for the payment of their personal tax liability arising from the 1997 forgiveness referred to above and advanced $70,000 in order for the founders to inject capital into NFI Holding Corporation. The carrying value of these notes at December 31, 2000 was $6,374,000 and $6,284,000 as of December 31, 2000 and 1999, respectively.

     On January 1, 2001, these notes were restructured into new non-recourse, non-interest bearing promissory notes that are to be forgiven in equal installments over a 10 year period as long as the founders remain employed by NovaStar Financial as of December 31. All of the notes will be forgiven in the event of a change in control. Further details regarding the original and restructured notes are discussed in Note 8 to the consolidated financial statements.

Results of Operations of NovaStar Financial, Inc.—Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Net Income

     During the year ended December 31, 2000, NovaStar Financial recorded net income of $5.6 million, $0.50 per diluted common share, compared with a net loss of $7.1 million, $1.08 per diluted common share, for the year ended December 31, 1999.

     NovaStar Financial's primary sources of revenue are interest earned on its securitized mortgage loan portfolio and prepayment penalty income. In addition, results indirectly reflect gains from the sale of whole loans to third parties and securitization transactions executed by NovaStar Mortgage.

Net Interest Income

     Table 7 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the year ended December 31, 2000 and 1999.

Table 7
Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage-Backed Securities			Total
Year ended December 31, 2000	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$446,874	$44,676	10.00%	$17,839	$2,951	16.54%	$464,713	$47,627	10.25%

Interest-bearing liabilities
Asset-backed bonds	$471,991	$33,960	7.20%	—	—	—	$471,991	$33,960	7.20%
Other borrowings	—	—	—	8,993	732	8.14%	8,993	732	8.14

Cost of derivative financial
Instruments hedging liabilities		4			—	—		4

Total borrowings	$471,991	$33,964	7.20%	$8,993	$732	8.14%	$480,984	$34,696	7.21%

Net interest income		$10,712			$2,219			$12,931

Net interest spread			2.80%			8.40%			3.04%

Net yield			2.40%			12.44%			2.78%

	Mortgage Loans			Mortgage-Backed Securities				Total
Year ended December 31, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$709,371	$66,324	9.35%	$2,357	$389	16.50%	$711,728	$66,713	9.37%

Interest-bearing liabilities
Asset-backed bonds	$785,547	$43,963	5.60%	—	—	—	$785,547	$43,963	5.60%
Other borrowings	4,206	541	12.86	—	—	—	4,206	541	12.86

Cost of derivative financial
Instruments hedging liabilities		2,254						2,254

Total borrowings	$789,753	$46,758	5.92%	$—	$—	—%	$789,753	$46,758	5.92%

Net interest income		$19,566			$389			$19,955

Net interest spread			3.43%			16.50%			3.45%

Net yield			2.76%			16.50%			2.80%

     Interest Income. During 2000, mortgage loans earned $44.7 million, or a yield of 10.0%, compared with $66.3 million, or a yield of 9.4% for the same period in 1999. Mortgage-backed securities income for 2000 consists of earnings AAA-rated interest-only and subordinated securities that NovaStar Financial purchased from NovaStar Mortgage starting in September 1999. In total, assets earned $47.6 million, or a yield of 10.3% for the year ended December 31, 2000. During the same period of 1999, assets earned $66.7 million or a 9.4% yield. As noted in Table 7, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income.

     Interest Expense. The cost of borrowed funds for mortgage loans was $34.7 million for the year ended December 31, 2000, or 7.2% of average borrowings compared with $46.8 million, or 5.9% for the same period of 1999. Mortgage-backed securities’ cost of borrowed funds for the year ended December 31, 2000 includes repurchase agreements secured by interest-only and subordinated securities executed during the second, third and fourth quarters of 2000. Average interest-bearing liabilities for the year ended December 31, 2000 also consisted of financing costs on asset-backed bonds compared with the same period of 1999, which also included a short-term financing arrangement with GMAC/RFC secured by subordinated assets in NovaStar Financial’s ABB. In 1998, NovaStar Financial borrowed $15 million from GMAC/RFC, which included a $3 million financing fee. In February 1999, NovaStar Financial used the First Union subordinated asset facility to pay this debt in full. In March 1999, proceeds from the convertible preferred stock offering repaid all the outstanding debt on the subordinated asset facility.

     NovaStar Financial’s asset-backed bonds are indexed to LIBOR. During the year ended December 31, 2000, one-month LIBOR averaged 6.41% compared with 5.25% for same period of 1999. Because the Federal Reserve Board increased the targeted federal funds interest rate in the latter part of 1999, effective borrowing costs were higher in 2000. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

     Net Interest Income and Spread. Net interest income on mortgage loans for the year ended December 31, 2000 was $10.7 million, or 2.8% of average interest-earning mortgage loans, compared with $20.0 million, or 2.8% for the same period of 1999. Net interest spread on mortgage loans was 3.0% and 3.5%, respectively, for the years ended December 31, 2000 and 1999. Net interest income on mortgage-backed securities during the year ended December 31, 2000 was $2.2 million, or 12.4% of average interest-earning mortgage securities with a net interest spread of 8.4%. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

     As part of the NMFT 2000-1 asset-backed bond transaction discussed under “Mortgage Securities—Available-For-Sale” and “Mortgage Loan Sales” sections of this document, NovaStar Financial sold a cap with a carrying value of $480,000 to NovaStar Mortgage recognizing a deferred gain of $880,000. The cap was hedging liabilities incurred to fund the mortgage loans sold to NMFT 2000-1 and the deferred gain will be amortized over the remaining cap term. This cap had a remaining deferred gain of $376,000 as of December 31, 2000.

     During the year ended December 31, 2000 and 1999, net interest expense incurred on hedging agreements was $4,000 and $2.3 million, respectively, which is included as a component of interest expense. The significant decline in this expense in 2000 compared with the same period of 1999 is a result of the majority of the caps’ quarterly LIBOR resets in 2000 were greater than their strike rates.

Prepayment Penalty Income

     During the year ended December 31, 2000 and 1999, 90% of the mortgage loans originated by NovaStar Mortgage had prepayment penalties. As of December 31, 2000, 40% of NovaStar Financial’s mortgage loan portfolio had prepayment penalties compared with 58% as of December 31, 1999. Prepayment penalties totaled $1.8 million during the year ended December 31, 2000 compared with $3.1 million for the same period of 1999. The decrease is due to NovaStar Financial no longer purchasing loans from NovaStar Mortgage, seasoning of the portfolio and prepayment penalty windows expiring in 2000 compared with 1999.

Premiums for Mortgage Loan Insurance

     NovaStar Financial and NovaStar Mortgage have executed agreements whereby lender-paid mortgage insurance coverage is purchased on selected mortgage loans. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio.

     As of December 31, 2000 and 1999, approximately 72% and 39% of the loans owned by NovaStar Financial are covered under this agreement, including loans serving as collateral for the REMIC deals. The loans collateralizing REMIC deals are not recorded as loans of NovaStar Financial, but the performance of NovaStar’s investment in the AAA-rated interest-only and subordinated securities of the REMIC deals is dependent on the credit losses of the underlying collateral.

     Premiums for mortgage insurance on loans maintained on the balance sheet of NovaStar Financial are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance.” During the year ended December 31, 2000, total premiums paid by NovaStar Financial totaled $1.3 million compared with $1.7 million for the same period of 1999. Premiums for mortgage insurance on loans serving as collateral for the subordinated interests owned by NovaStar Financial is paid from the loan collateral proceeds, and therefore are not included in the amount of total premiums paid as shown above.

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

     Provisions for credit losses are made in amounts considered necessary to maintain the allowance at a level sufficient to cover probable losses inherent in the loan portfolio. Charge-offs are recognized at the time of foreclosure by recording the value of real estate owned property at its estimated realizable value. Subsequent gains or losses on dispositions, if any, are recorded in operations. The net gains or losses recognized on real estate owned properties are discussed further under “Other Income”. One of the principal methods used to estimate expected losses is a delinquency migration analysis. This analysis takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date.

     During the year ended December 31, 2000, NovaStar Financial made provisions for losses of $5.4 million and incurred net charge-offs of $8.9 million, compared to $22.1 million and $14.5 million during 1999. Charge-offs during 2000 include $803,000 resulting from short sale transactions and loans charged off in full compared with $1.9 million during the same period of 1999.

     In the opinion of management, the allowance for credit losses as of December 31, 2000 is adequate to cover losses inherent in the portfolio at that date. If losses do not develop in accordance with current expectations, future provisions will be increased or decreased as necessary. Management also believes that internal processes involving quality control, appraisal review and servicing that have been made as a result of experience to-date will result in lower losses being incurred on loans currently being originated.

     Table 8 presents the activity in the allowance for credit losses during 2000 and 1999

Table 8
Allowance for Credit Losses
(in thousands)

	2000				1999
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$8,132	$8,993	$9,763	$11,105	$5,370	$3,573	$3,492	$3,573
Provision for credit losses	1,445	1,212	1,213	1,579	10,579	5,634	3,566	2,299
Amounts charged off, net
of recoveries	(1,887)	(2,073)	(1,983)	(2,921)	(4,844)	(3,837)	(3,485)	(2,380)

Ending Balance	$7,690	$8,132	$8,993	$9,763	$11,105	$5,370	$3,573	$3,492

     The following tables provide details regarding the delinquencies, defaults, and loss statistics of NovaStar Financial’s mortgage loan portfolio.

Table 9
Loan Delinquencies (90 days and greater) (A)
2000 and 1999
(in thousands)

	2000				1999
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Mortgage loans Collateralizing
NovaStar Home Equity Series
(ABB):
1997-1 Issued October 1, 1997	$ 3,480	$ 3,410	$ 4,039	$ 3,434	$ 4,726	$ 6,093	$ 6,087	$ 6,454

1997-2 Issued December 11, 1997	3,319	5,222	6,336	6,311	6,047	5,934	5,671	8,388
1998-1 Issued April 30, 1998	7,322	8,131	6,455	5,987	8,467	11,411	9,687	11,818
1998-2 Issued August 18, 1998	11,443	10,621	11,159	11,433	12,754	10,247	10,808	10,832

(A) Includes loans in foreclosure or bankruptcy.

Table 10
Loan Delinquencies (90 days and greater) as a Percent of Total Loan Principal(A)
2000 and 1999

	2000				1999
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Mortgage loans Collateralizing
NovaStar Home Equity Series
(ABB):
1997-1 Issued October 1, 1997	6.68%	6.01%	6.21%	4.59%	5.63%	6.32%	5.13%	4.37%

1997-2 Issued December 11, 1997	6.29	8.23	8.88	7.66	6.24	4.92	4.03	5.38
1998-1 Issued April 30, 1998	6.54	6.44	4.40	3.58	4.42	5.32	4.13	4.64
1998-2 Issued August 18, 1998	7.17	6.03	5.48	5.10	5.38	4.06	3.94	3.72

(A) Includes loans in foreclosure or bankruptcy.

Table 11
Delinquencies, Defaults and Losses
December 31, 2000 and 1999
(dollars in thousands)

	NovaStar Home Equity Series
December 31, 2000	1997-1	1997-2	1998-1	1998-2	All Loans
Allowance for Credit Losses:
Balance, January 1, 2000	$2,335	$2,861	$4,214	$1,685	$11,105
Provision for credit losses	1,014	873	1,773	1,786	5,446
Amounts charged off, net of
Recoveries	(1,221)	(2,322)	(2,972)	(2,346)	(8,861)

Balance, December 31, 2000	$2,128	$1,412	$3,015	$1,125	$7,680

Defaults as a percent of loan balance
Delinquent loans (A)	10.06%	9.20%	9.59%	9.43%	9.55%

Loans in foreclosure	5.05	5.06	4.62	4.88	4.86

Real estate owned	1.58	5.02	3.15	4.73	3.86

Cumulative losses	$4,470	$4,272	$4,672	$3,112

December 31, 1999
Allowance for Credit Losses:
Balance, January 1, 1999	$816	$1,049	$1,163	$346	$3,573
Provision for credit losses	4,317	5,436	8,194	4,065	22,078
Amounts charged off, net of
Recoveries	(2,798)	(3,624)	(5,143)	(2,726)	(14,546)

Balance, December 31, 1999	$2,335	$2,861	$4,214	$1,685	$11,105

Defaults as a percent of loan balance
Delinquent loans (A)	8.03%	9.89%	6.38%	7.50%	7.63%

Loans in foreclosure	4.73	4.32	3.75	4.02	4.09

Real estate owned	3.85	4.88	3.61	2.62	3.51

Cumulative losses	$2,377	$1,756	$538	$745

(A) Includes loans delinquent 30 days or greater

Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

     Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee charged by NovaStar Mortgage for servicing the loans owned by NovaStar Financial serving as collateral on ABB. The fee charged is based on the loan principal balance of the mortgage loans serviced. Loan servicing fees for 2000 were $2.5 million compared with $3.9 million for the same period of 1999. The decrease is due to principal paydowns between the two periods.

Net Fees for Other Services Provided by NFI Holding Corporation

     The net fees for other services provided by NFI Holding Corporation during 2000 and 1999 are further detailed in Note 12 to the consolidated financial statements. The significant increase in these fees for the year ended December 31, 2000 compared with 1999 is due to a composition change in the intercompany agreements between NovaStar Financial and NFI Holding as discussed in Note 12 to the consolidated financial statements.

Other Income

     Other income during the year ended December 31, 2000 primarily consists of net losses recognized on the sale of real estate owned properties of $826,000 compared with net gains on the sale of real estate owned properties of $351,000 during the same period of 1999. The net losses recognized in 2000 resulted from the liquidation of aged properties with slightly higher severities than Novastar Financial’s historical average severity. Other income for the year ended December 31, 2000 also consists of interest earned on securitization funds held in trust of $234,000 and interest earned on money market funds of $148,000. Other income for the same period of 1999 also included interest earned on notes receivable from founders of $496,000 and interest earned on securitization funds held in trust of $235,000.

General and Administrative Expenses

     General and administrative expenses for the year ended December 31, 2000 and 1999 are provided in Table 12. Table 13 displays the relationship of portfolio expenses to stockholders’ equity during 2000 and 1999 by quarter.

Table 12
General and Administrative Expenses
(dollars in thousands)

	Year Ended December 31,
	2000		1999
	Percent of Stockholders’ Equity (Annualized)		Percent of Stockholders’ Equity (Annualized)
Compensation and benefits	$1,485	1.82%	$1,804	1.80%
Office administration	751	0.92	804	0.80
Professional and outside services	690	0.84	801	0.80
Other	91	0.11	181	0.18

Total general and administrative expenses	$3,017	3.69%	$3,590	3.58%

Table 13
Portfolio Related Expenses as a
Percent of Stockholders’ Equity
2000 and 1999

Percent of
Stockholders’
Equity

2000:
Fourth quarter	3.06%
Third quarter	3.03%
Second quarter	2.80
First quarter	2.80
1999:
Fourth quarter	3.63
Third quarter	3.06
Second quarter	2.07
First quarter	3.94

     Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The decrease in compensation and benefits for the year ended December 31, 2000 compared with the same period of 1999 is due to staff reductions and employee cost allocations to NovaStar Mortgage.

     Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. The 2000 decline is a result of legal fees incurred on the structuring of various financing arrangements and general company growth experienced during 1999. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

Equity in Earnings of NFI Holding Corporation

     For the year ended December 31, 2000, NFI Holding recorded net income of $1.1 million compared with net income of $89,000 for the same period of 1999. NovaStar Financial records its portion of the earnings as equity in net earnings of NFI Holding in its income statement. NFI Holding's financial position and results of operation for the year ended December 31, 2000 and 1999 are discussed further under the heading “NFI Holding Corporation.”

Results of Operations of NovaStar Financial, Inc.—Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Net Income

     During the year ended December 31, 1999, NovaStar Financial recorded a net loss of $7.1 million, $1.08 per diluted share, compared with net loss of $21.8 million, $2.71 per diluted share, for the year ended December 31, 1998. NovaStar Financial’s net loss for 1999 is principally a result of increased provisions for credit losses that aggregated $22.1 million in 1999 versus $7.4 million in 1998. This increase is discussed further under “Mortgage Insurance” and “Provisions for Credit Losses”. In 1998, NovaStar Financial recognized losses aggregating $23.4 million when it sold all of its agency securities and terminated various interest rate agreements as a result of the liquidity crisis faced by the capital markets in the fourth quarter of 1998.

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

     Table 14
Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
Year ended December 31, 1999	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Interest-earning mortgage assets	$709,371	$66,324	9.35%	$2,357	$389	16.50%	$711,728	$66,713	9.37%

Interest-bearing liabilities
Asset-backed bonds	$785,547	$43,963	5.60%	—	—	—	$785,547	$43,963	5.60%
Other borrowings	4,206	541	12.86	—	—	—	4,206	541	12.86

Cost of derivative financial
Instruments hedging liabilities		2,254						2,254

Total borrowings	$789,753	$46,758	5.92%	$—	$—	—%	$789,753	$46,758	5.92%

Net interest income		$19,566			$389			$19,955

Net interest spread			3.43%			16.50%			3.45%

Net yield			2.76%			16.50%			2.80%

	Mortgage Loans			Mortgage Securities			Total
Year ended December 31, 1998	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate

Interest-earning mortgage assets	$822,180	$76,751	9.34%	$375,222	$23,996	6.40%	$1,197,402	$100,747	8.41%

Interest-bearing liabilities
Repurchase agreements	$118,380	$7,817	6.60%	$392,859	$21,891	5.57%	$511,239	$29,708	5.81%
Asset-backed bonds	703,328	43,287	6.15	—	—	—	703,328	43,287	6.15
Other borrowings	18,936	4,908	25.92	—	—	—	18,936	4,908	25.92

Cost of derivative financial
Instruments hedging liabilities		2,162			729			2,891

Total borrowings	$840,644	$58,174	6.92%	$392,859	22,620	5.76%	$1,233,503	$80,794	6.55%

Net interest income		$18,577			$1,376			$19,953

Net interest spread			2.42%			0.64%			1.86%

Net yield			2.26%			0.37%			1.67%

     Interest Income. NovaStar Financial's average interest-earning assets consist primarily of mortgage loans for the year ended December 31, 1999. For 1998, interest-earning assets included mortgage loans (70%) and lower-yielding agency securities (30%). Mortgage securities income for 1999 consists of earnings on interest-only and subordinated securities that NovaStar Financial purchased from NovaStar Mortgage in September 1999. During 1999, mortgage loans earned $66.3 million, or a yield of 9.4%, compared with $76.8 million, or a yield of 9.3% for the same period of 1998. In total, assets earned $66.7 million, or a yield of 9.4% for the year ended December 31, 1999. During 1998, assets earned $100.7 million or an 8.4% yield. NovaStar Financial sold all of its agency securities in October 1998 to meet short-term liquidity needs faced in the fourth quarter of 1998. Agency securities earned $24.0 million for the year ended December 31, 1998, or a yield of 6.4%.

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

  The majority of mortgage loans serve as collateral on asset-backed bonds as of December 31, 1999. During 1998, mortgage loans secured debt consisting of asset-backed bonds and warehouse facilities. The change in financing composition is due to the fact that NovaStar Financial discontinued purchasing mortgage loans from NovaStar Mortgage during the last half of 1998. Prior to that point in time, NovaStar Financial had purchased 100% of NovaStar Mortgage's loan production upon origination. During that time, NovaStar Financial reimbursed NovaStar Mortgage for warehousing costs incurred prior to sale. Repurchase and warehouse facility costs for 1998 are included under repurchase agreements and other borrowings in Table 14.

  NovaStar sold all of its agency securities in October 1998 and paid off all related borrowings. No agency securities have been purchased since that time.

  In connection with the capital markets liquidity crisis that occurred in the last quarter of 1998, NovaStar Financial executed a short-term liquidity line with GMAC/Residential Funding Corporation that was secured by mortgage interests in NovaStar's asset-backed bonds. This facility carried a substantially higher interest cost than other borrowing arrangements. This debt was paid off in February 1999 with funds from a similar facility provided by First Union National Bank. The First Union line was repaid in full with proceeds from convertible preferred stock issued in March 1999. The interest on these facilities during the year ended December 31, 1999 and 1998 is included as a component of other borrowings in Table 14.

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

     Net Interest Income and Spread. Net interest income on mortgage loans for 1999 was $19.6 million, or 2.8% of average interest-earning mortgage loans, compared with $18.6 million, or 2.3% for 1998. Net interest spread on mortgage loans was 3.4% and 2.4%, respectively, for 1999 and 1998. Net interest income on mortgage securities during 1999 was $389,000, or 16.5% of average interest-earning mortgage securities compared with net interest income of $1.4 million, or 0.4% for 1998. Net interest spread on mortgage securities was 16.5% for 1999 compared with 0.6% for 1998. The significant increase in net margin and spread during 1999 compared with 1998 is due to the change in NovaStar Financial's asset and liability composition. During the latter part of 1998, NovaStar Financial sold all agency securities and paid off related financing. NovaStar Financial has not purchased any more of these lower-yielding mortgage assets. Net interest income and the spread are functions of asset yields relative to its costs of funds. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.

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

     During the years ended December 31, 1999 and 1998, net interest expense incurred on hedging agreements was $2.3 million and $2.9 million, respectively, which is included as a component of interest expense. In 1998, NovaStar Financial recognized losses aggregating $8.0 million due to the termination of all swap agreements during the liquidity crisis faced by the capital markets in the latter part of 1998. These agreements were related to the financing for disposed mortgage loans and securities. NovaStar Financial’s interest rate agreements as of December 31, 1999 and 1998 are further detailed in Note 5 of the consolidated financial statements.

Prepayment Penalty Income

     NovaStar Financial strives to purchase loans that have some form of prepayment penalty fee to mitigate exposure to prepayment risk. During 1999, 90% of the mortgage loans originated by NFI Holding affiliates had prepayment penalties compared with 74% during 1998. As of December 31, 1999, 58% of NovaStar Financial’s mortgage loan portfolio had prepayment penalties compared with 70% as of December 31, 1998. Prepayment penalties totaled $3.1 million during 1999 compared with $2.0 million for 1998. This increase is attributable to more prepayments in the securitized mortgage loan portfolio in 1999.

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

Mortgage Insurance

     Premiums for mortgage insurance on loans maintained on the balance sheet of NovaStar Financial are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance. ” During the year ended December 31, 1999, total premiums paid by NovaStar totaled $1.7 million compared with $744,000 for the same period of 1998. The monthly premiums paid on loans serving as collateral for NMFT 99-01 reduce NovaStar Financial’s monthly cashflow receipt.

Provisions for Credit Losses

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

        Table 15 is the activity in the allowance for credit losses during 1999 and 1998.

Table 15
Allowance for Credit Losses
(in thousands)

		1999				1998

	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Beginning balance	$5,370	$3,573	$3,492	$3,573	$2,757	$3,341	$2,871	$2,313
Provision for credit losses	10,579	5,634	3,566	2,299	4,030	1,179	1,145	1,076
Amounts charged off, net
of recoveries	(4,844)	(3,837)	(3,485)	(2,380)	(3,214)	(1,763)	(675)	(518)

Ending Balance	$11,105	$5,370	$3,573	$3,492	$3,573	$2,757	$3,341	$2,871

     The following tables provide details regarding the delinquencies, defaults, and loss statistics of NovaStar Financial’s mortgage loan portfolio.

Table 16
Loan Delinquencies (90 days and greater) (A)
1999 and 1998

			1999				1998

		December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Mortgage loans
Collateralizing
NovaStar Home
EquitySeries (ABB):
1997-1
	Issued October 1, 1997	5.63%	6.32%	5.13%	4.37%	5.45%	5.97%	5.86%	4.39%
1997-2
	Issued December 11, 1997	6.24	4.92	4.03	5.38	5.62	4.97	4.72	2.23
1998-1
	Issued April 30, 1998	4.42	5.32	4.13	4.64	4.44	2.06	—	—
1998-2
	Issued August 18, 1998	5.38	4.06	3.94	3.72	2.35	0.40	—	—

(A) Includes loans in foreclosure or bankruptcy.

Table 17
Delinquencies, Defaults and Losses
December 31, 1999 and 1998
(dollars in thousands)

	NovaStarHomeEquitySeries
December 31, 1999	1997-1	1997-2	1998-1	1998-2	Warehouse	All Loans
Allowance for Credit Losses:
Balance, January 1, 1999	$816	$1,049	$1,163	$346	$199	$3,573
Provision for credit losses	4,317	5,436	8,194	4,065	66	22,078
Amounts charged off, net of recoveries	(2,798)	(3,624)	(5,143)	(2,726)	(255)	(14,546)

Balance, December 31, 1999	$2,335	$2,861	$4,214	$1,685	$10	$11,105

Defaults as a percent of loan balance
Delinquent loans (A)	8.03%	9.89%	6.38%	7.50%	91.75%	7.63%

Loans in foreclosure	4.73	4.32	3.75	4.02	6.76	4.09

Real estate owned	3.85	4.88	3.61	2.62	47.00	3.51

		NovaStarHomeEquitySeries
December 31, 1999		1997-1	1997-2	1998-1	1998-2	Warehouse	All Loans
Allowance for Credit Losses:
Balance, January 1, 1998		$1,063	$967	$—	$—	$283	$2,313
Provision for credit losses		1,895	2,257	1,878	222	1,178	7,430

Amounts charged off, net of recoveries		(2,142)	(2,175)	(715)	124	(1,262)	(6,170)

Balance, December 31, 1998		$816	$1,049	$1,163	$346	$199	$3,573

Defaults as a percent of loan balance
Delinquent loans (A)		6.45%	5.95%	4.89%	4.06%	98.68%	5.17%

Loans in foreclosure	.	2.63	2.96	3.60	2.06	8.82	2.80

Real estate owned		3.54	2.76	1.01	0.09	86.11	1.56

______________________________________
(B) Includes loans delinquent 30 days or greater

Loan Servicing Fees Paid to NovaStar Mortgage, Inc.

     Loan servicing fees paid to NovaStar Mortgage, Inc. include the 50 basis point fee charged by NovaStar Mortgage for servicing the loans owned by NovaStar Financial serving as collateral on ABB. The fee charged is based on the collected loan principal balance of the mortgage loans serviced.

Net fees for other services provided by NFI Holding Corporation

     Net fees for other services provided by NFI Holding Corporation during 1999 and 1998 are further detailed in Note 12 of NovaStar Financial’s consolidated financial statements. The significant decline in these fees for the year ended December 31, 1999 compared with 1998 is due to the net effect of the following:

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

General and Administrative Expenses

     General and administrative expenses for the years ended December 31, 1999 and 1998 are provided in Table 18. Table 19 displays the relationship of portfolio expenses to net interest income during 1999 and 1998 by quarter.

Table 18
General and Administrative Expenses
(dollars in thousands)

	Years EndedDecember 31,

	1999		1998

	Percent of Stockholders’		Percent of Stockholders’
	Equity		Equity
	(Annualized)		(Annualized)

Compensation and benefits	$1,804	1.82%	$1,785	2.16%
Office administration	804	0.92	903	1.09
Professional and outside services	801	0.84	1,117	1.35
Other	181	0.11	574	0.69

Total general and administrative expenses	3,590	3.69%	4,379	5.29%

Table 19
Portfolio Related Expenses as a
Percent of Net Interest Income
1999 and 1998

Percent of Stockholders’Equity
(Annualized)
1999:
Fourth quarter	3.63
Third quarter	3.06
Second quarter	2.07
First quarter	3.94
1998:
Fourth quarter	6.23
Third quarter	4.06
Second quarter	4.05
First quarter	2.80

     The decrease in portfolio related expenses in 1999 compared with 1998 is attributable in part to increased general and administrative costs incurred during the capital markets’ liquidity crisis of 1998. Also, in 1998, fees were paid for portfolio management related services prior to the hiring of additional personnel to this department in 1998.

Equity in Earnings (Loss) of NFI Holding Corporation

     For the years ended December 31, 1999, NFI Holding recorded net income of $89,000 compared with a net loss of $3.0 million for the same period of 1998. NovaStar Financial records its portion of the earnings (loss) as equity in net earnings (loss) of NFI Holding in its income statement. NFI Holding's financial position and results of operation for the years ended December 31, 1999 and 1998 are discussed further under the heading “NFI Holding Corporation.”

Estimated Taxable Income (Loss)

     Income reported for financial reporting purposes as calculated in accordance with generally accepted accounting principles (GAAP) differs from income computed for income tax purposes. This distinction is important as dividends paid are based on taxable income. Table 20 is a summary of the differences between net income or loss reported for GAAP and estimated taxable income for the years ended December 31, 2000 and 1999.

Table 20
     Estimated Taxable Income (Loss)
Year Ended December 31, 2000, 1999 and 1998
(in thousands)

	December 31,
	2000	1999	1998

Net income (loss)	$5,626	$(7,092)	$(21,821)
Results of NFI Holding and
subsidiaries	(1,123)	(88)	2,984
Provision for credit losses	5,449	22,078	7,430
Loans charged-off	(8,864)	(14,546)	(6,170)
Capital losses	—	—	14,962
Other, net	461	(442)	(13)

	1,549	(90)	(2,628)
Effect of dividends paid	(1,538)	—	—
Use of net operating loss carryforward	(11)	—	—

Estimated taxable loss	$—	$(90)	$(2,628)

Net operating loss – December 31	$2,707	$2,718	$2,628

Total dividends paid	$2,100	$1,606	$8,124

     Dividends paid on preferred and common stock reduce taxable income of the Company. However, dividends paid in excess of taxable income do not increase the net operating loss carryforward. The net operating loss carryforward will offset future taxable income and, thereby, reduce the amount of required distributions to maintain REIT status under IRS guidelines.

NFI Holding Corporation

     Since NovaStar Financial discontinued purchasing loans from NovaStar Mortgage and holding them in portfolio in the latter part of 1998, NovaStar Mortgage has had a larger impact on NovaStar Financial's operational results. Instead of selling loans to NovaStar Financial, NovaStar Mortgage has sold loans to outside third parties. Through its indirect equity ownership of NFI Holding, NovaStar Financial has shared in the profits of NovaStar Mortgage's loan sales. Effective January 1, 2001, NovaStar Financial purchased the outstanding voting stock of NFI Holding from the founders. As a result of this purchase, NFI Holding is now a consolidated subsidiary of NovaStar Financial. This transaction and pro forma consolidated financial statements are presented in Notes 8 and 14 to the consolidated financial statements.

     NFI Holding’s consolidated financial statements as of December 31, 2000 and 1999, which consists primarily of the assets, liabilities, and operational results of NovaStar Mortgage and NovaStar Home Mortgage are presented in Note 12 to the consolidated financial statements.

Financial Condition of NFI Holding Corporation as of December 31, 2000 and December 31, 1999

     Mortgage Loan Originations. NFI Holding originated 6,266 non-conforming residential mortgage loans during the year ended December 31, 2000 with an aggregate principal amount of $719 million. Virtually all of NFI Holding’s mortgage assets as of December 31, 2000 and 1999 consist of non-conforming mortgage loans that will be sold directly to independent buyers of whole loans or through securitization transactions that are treated for tax and accounting purposes as sales.

     Table 21 is a summary of NFI Holding’s wholesale loan originations for 2000 and 1999. Table 22 presents a summary of mortgage loan transfers of NFI Holding during 2000 and 1999. Table 23 is a summary of wholesale loan origination costs of production.

Table 21
2000 and 1999 Quarterly Wholesale Loan Originations
(dollars in thousands, except for average loan balance)

					Weighted Average

	Number of Loans	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	Credit Rating (A)	Coupon	Percent with Prepayment Penalty
2000:
Fourth quarter	1,768	$208,232	$117,778	101.1	82%	5.12	10.73%	86%
Third quarter	1,793	207,662	115,818	101.1	84	5.20	10.72	90
Second quarter	1,473	171,375	116,344	101.0	82	5.32	10.50	91
First quarter	1,232	132,072	107,201	101.1	80	5.45	10.16	93

2000 total	6,266	$719,341	$114,801	101.1	82%	5.28	10.51%	90%

1999:
Fourth quarter	1,265	$130,288	$102,994	101.0	82%	5.30	10.04%	91%
Third quarter	1,204	125,140	103,937	100.8	82	5.28	9.87	91
Second quarter	1,161	114,631	98,735	101.1	82	5.14	9.82	89
First quarter	865	82,495	95,370	100.5	80	4.95	9.85	89

1999 total	4,495	$452,554	$100,679	100.9	82%	5.19	9.90%	90%

(A) AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 22
Quarterly Mortgage Loan Transfers
(dollars in thousands)

	Mortgage Loan Sales to Third Parties			Mortgage Loans Transferred in Securitizations
	Principal Amount	Net Gain Recognized	Weighted Average Price To Par	Principal Amount	Net Gain Recognized
2000:
Fourth quarter	$46,158	$1,666	104.6	$151,277	$3,227
Third quarter	50,334	1,552	104.4	188,734	3,584
Second quarter	27,799	661	103.8	101,675	1,392
First quarter	48,548	1,204	104.0	128,171	1,544

2000 total	$172,839	$5,083	104.2	$569,857	$9,747

1999:
Fourth quarter	$109,443	$2,583	104.1%	$—	$—
Third quarter	110,512	3,075	104.2	—	—
Second quarter	98,048	2,911	104.4	25,800	355
First quarter	72,824	1,593	103.6	138,847	1,250

1999 total	$390,827	$10,162	104.1	$164,647	$1,605

Table 23
Wholesale Loan Costs of Production

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost
Costs as a percent of principal:

2000:
2000	2.9%	0.5%	3.4%

Fourth quarter	2.8%	0.5%	3.3%

Third quarter	2.6%	0.5%	3.1%

Second quarter	3.0%	0.5%	3.5%

First quarter	3.3%	0.5%	3.8%

1999:
1999	4.2%	0.4%	4.6%

Fourth quarter	3.1%	0.5%	3.6%

Third quarter	3.8%	0.4%	4.2%

Second quarter	4.2%	0.5%	4.7%

First quarter	6.2%	0.2%	6.4%

     As noted in the table above, NovaStar Mortgage’s quarter-to-quarter 1999 wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, NovaStar Mortgage introduced Internet Underwriter®, “IU”, a web-based origination system that has allowed NovaStar Mortgage to increase production volumes without adding infrastructure. First quarter 2000 production costs were slightly higher than fourth quarter 1999 due in part to more expense allocations from NovaStar Financial. In addition, NovaStar Mortgage hired more account executives during the first quarter of 2000. Account executive costs typically are higher in the first few months of employment and are expected to decline, as a percent of principal, as the sales force becomes more productive with added experience and exposure to NovaStar Mortgage’s whole loan origination products and markets.

     Table 24 is a summary of loans originated by state for 2000 and 1999 by quarter. As of December 31, 2000, NovaStar Mortgage had 85 account executives.

Table 24
Mortgage Loan Originations by State
2000 and 1999

	Percent of Total Originations during Quarter (based on original principal balance)
	2000				1999
Collateral Location	Fourth	Third	Second	First	Fourth	Third	Second	First
California	14%	11%	10%	10%	10%	10%	8%	6%
Florida	11	12	13	14	12	15	12	15
Michigan	9	10	11	11	12	10	10	12
Ohio	6	7	8	7	8	12	10	8
Nevada	5	6	7	7	5	4	4	3
Arizona	4	5	5	5	8	5	7	4
Colorado	4	5	5	4	2	1	1	2
Tennessee	4	4	6	7	6	4	6	9
Washington	3	5	5	5	4	4	5	3
All other states	40	35	30	30	33	35	37	38

     NFI Holding’s loan originations are funded through warehouse and repurchase facilities at First Union and GMAC/RFC. Table 27 of the “Liquidity Resources and Capital” section of this document and Note 4 to the consolidated financial statements detail borrowings outstanding under these financing arrangements as of December 31, 2000.

     Mortgage Loan Sales. NovaStar Mortgage executed two securitizations during 2000, combining $570 million in loans, which were sold to a Special Purpose Entity (SPE). A gain of $9.7 million was recognized on these transactions. Bonds issued by the SPE were $560 million and proceeds received were used to pay down warehouse and mortgage loan repurchase facilities of NovaStar Mortgage. The loans were sold without recourse.

     NovaStar Mortgage retained interest-only and subordinated securities issued by the SPE, which NovaStar Financial subsequently purchased. NovaStar Mortgage also retained loan servicing rights for the loans sold. The values of the retained interests and the mortgage servicing rights have been recorded as assets and the loans sold have been removed from the balance sheets of NovaStar Mortgage.

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

	Constant prepayment rate (weighted average life)	Static loss, net of mortgage insurance	Discount Rate
2000-1	27	1%	15%
2000-2	28	1%	15%

     Details regarding loan collateral as of December 31, 2000 and 1999 are included in Tables 4, 5 and 8 of this document.

     NFI Holding also sold $172.8 million of its whole loan portfolio to unrelated third parties for cash at net gains of $5.1 million and an average price to par of 104.2 during 2000. Table 22 of “Financial Condition of NFI Holding Corporation as of December 31, 2000 and 1999” provides a quarterly analysis of NFI Holding’s mortgage loan sales to third parties.

     Mortgage Loan Servicing. Loan servicing is a critical part of NovaStar Mortgage's business. The majority of the loans serviced by NovaStar Mortgage are owned or managed by NovaStar Financial. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Non-conforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. NovaStar Mortgage strives to identify issues and trends with borrowers early and take quick action to address such matters.

     Table 25 provides summaries of delinquencies and default statistics of NovaStar Mortgage’s mortgage loan portfolio in 2000 and 1999 by quarter. The information presented in both tables includes mortgage loans owned by NovaStar Financial and its affiliates. Other information regarding the credit quality of NovaStar Financial's mortgage loans is provided in Table 1.

Table 25
Delinquencies and Defaults
(dollars in thousands)

	2000				1999

	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Loan servicing
portfolio	$1,112,615	$1,016,952	$970,016	$872,693	$894,572	$969,343	$1,032,065	$1,072,393

Total defaults:
Delinquent
loans (A)	4.89%	4.90%	4.82%	5.58%	6.28%	4.75%	5.21%	4.12%

Loans in
foreclosure	2.71	3.34	3.25	3.55	3.62	3.79	3.36	3.39

Real estate
owned	1.57	1.97	2.07	2.65	2.71	2.24	2.20	1.66

(A) Includes loans delinquent 30 days or greater

     The following table presents a summary of the mortgage loan activity of NFI Holding for 2000 and 1999 as a percent of the respective quarter’s beginning principal of mortgage loans held in portfolio and loan origination principal.

Table 26
Mortgage Loan Activity—NFI Holding Corporation

	Sold to NovaStar Financial, Inc.	Sold to Third Parties	Sold in Securitizations	Held in Portfolio	Normal and Prepayments	Total

2000
Fourth quarter	—	9%	55%	34%	2%	100%
Third quarter	—	9	60	30	1	100
Second quarter	—	12	44	43	1	100
First quarter	—	20	53	26	1	100

1999
Fourth quarter	—	52	—	46	2	100
Third quarter	—	54	—	44	2	100
Second quarter	—	32	13	54	1	100
First quarter	—	25	45	29	1	100

Results of Operations of NFI Holding Corporation—Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     For the year ended December 31, 2000, NFI Holding recorded net income of $1.1 million compared with net income of $89,000 during the same period of 1999. A summarized income statement of NFI Holding is presented in Note 12 to the consolidated financial statements.

     The following summarizes operating results of NFI Holding for the year ended December 31, 2000 compared with the same period of 1999:

  Fees from third parties increased from $905,000 during 1999 to $9.9 million during 2000. The significant increase is due to broker fees received on loans originated through the mortgage brokers of NovaStar Home Mortgage. NovaStar Home Mortgage operates 60 mortgage broker offices in 27 states. The operations of NovaStar Home Mortgage began in November 1999.

  Fees received from, net of paid to, Novastar Financial, Inc. declined from $4.0 million in 1999 to $21,000 in 2000, primarily due to changes in the intercompany fee agreements between the two periods. A summary of the intercompany fees by type and changes between the two periods is discussed Note 12 to the consolidated financial statements.

  During 2000, NovaStar Mortgage recognized net gains of $14.8 million on the sale of whole loans. Of that amount, $9.7 million was recognized in two securitization transactions that closed during the period. The remainder of the gain was primarily due to various whole loan sales to third parties for cash. During the same period of 1999, NovaStar Mortgage recognized gains of $11.8 million on the transfer of whole loans, including $1.6 million on the NMFT 1999-1 asset-backed bond transaction.

  General and administrative expenses increased from $21.3 million during 1999 to $29.7 million during the same period of 2000. The increase is primarily attributable to various expenses incurred by the broker branches of NovaStar Home Mortgage, including the net income generated from the branches is expensed to the branch in the form of compensation. NovaStar Home Mortgage began providing various accounting and compensation services to mortgage brokerage companies during the fourth quarter of 1999.

  No income tax expense has been recorded during 2000 because of the existence of substantial net operating loss carryforwards, which are expected to offset all of the pre-tax income in 2000.

Results of Operations of NFI Holding Corporation—Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

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
  Provisions for credit losses in 1999 were $860,000 versus $210,000 in 1998. The increase in the provisions is partly due to the effects of maintaining warehouse loans as well as increases made to the provisions for credit losses in 1999 as discussed under “Provisions for Credit Losses”.

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

  NovaStar Mortgage's wholesale origination operation did not operate at full capacity during 1999. The cost of loan production as a percent of principal averaged 4.6% in 1999 versus 3.4% during the 1998, the details of which are presented in Table 23. As a result, NovaStar Mortgage capitalized a lower percentage of origination costs during 1999—which under GAAP are amortized as an adjustment of the yield over the life of the loan versus expensed in the period incurred.

Liquidity and Capital Resources

     Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets and interest-only and subordinated securities will serve to support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. NovaStar Mortgage requires substantial cash to fund loan originations and operating costs.

     As of December 31, 2000, NFI Holding owned $78.8 million of non-conforming mortgage loans. NFI Holding provided financing for these loans through warehouse and repurchase credit facilities with First Union and GMAC/RFC. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Management expects to continue selling loans originated by NovaStar Mortgage or securitizing those loans to meet the significant cash needs of the wholesale loan operation. Management believes NovaStar Financial can operate indefinitely in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

     Table 27 is a summary of cash, financing arrangements and available borrowing capacity for NovaStar Financial and NovaStar Mortgage, on a combined basis, as of December 31, 2000:

Table 27
Liquidity Resources
December 31, 2000
(in thousands)

	Maturity	Maximum Borrowing Limit	Lending Value of Collateral	Borrowings	Availability
Resource
Cash					$3,760
Committed facilities with First Union National Bank (A):
Warehouse line of credit	7/27/01	$75,000	$53,878	$24,326	29,552
Secured whole loan repurchase agreement	7/27/01	175,000	517	517	—
Residual financing available	12/17/01	25,000	(B)	25,000	—
Committed facility with GMAC/Residential Funding
Corporation (A):
Warehouse line of credit	12/27/00	50,000	17,212	12,057	5,155

Total.		$325,000	$71,607	$61,900	$38,467

(A)	Value of collateral and borrowings include amounts for NovaStar Financial and NovaStar Mortgage, as they are co-borrowers under the arrangements with First Union National Bank and GMAC/RFC.
(B)	Management estimates the value of the interest-only and subordinated securities range from $60 to $75 million and does not include the value of mortgage servicing rights.

     The warehouse line of credit and whole loan repurchase agreements with First Union National Bank expire on July 27, 2001.

     In the opinion of management, the available liquidity resources are sufficient to cover expected future production of NovaStar Mortgage.

     Cash activity during the years ended December 31, 2000, 1999 and 1998 are presented in the consolidated statement of cash flows.

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

     During 1999 and 2000, most of the loans originated by NovaStar Mortgage were sold to third parties and in securitization transactions treated as sales for tax and financial reporting purposes. When selling loans to third parties, NovaStar does not use capital. In fact, if the sales prices are above the full cost to originate loans, this method of operation will generate capital for NovaStar.

     During 2001, management expects to securitize 75% of the loans produced by NovaStar Mortgage. The remainder will be sold to third parties. NovaStar currently has excess capital available to support this mode of operation during 2001. When NovaStar Financial fully deploys its capital, management expects to either raise more equity from the capital markets or sell enough loans so that it operates without the need for additional capital.

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

Item 8.   Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
	December 31,
	2000	1999
Assets
Cash and cash equivalents	$2,518	$2,395
Mortgage loans	375,927	620,406
Mortgage securities – available-for-sale	46,650	6,775
Advances to and investment in NFI Holding Corporation	45,415	29,278
Assets acquired through foreclosure	13,054	16,891
Accrued interest receivable	9,151	12,452
Other assets	1,767	1,230

Total assets	$494,482	$689,427

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$382,437	$586,868
Accounts payable and other liabilities	3,601	1,873
Dividends payable	525	525

Total liabilities	386,563	589,266

Commitments and contingencies

Stockholders' equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and
outstanding as of December 31, 2000	43	43
Common stock, 6,094,595 and 7,460,523 shares issued
and outstanding, respectively	61	75
Additional paid-in capital	141,997	147,587
Accumulated deficit	(37,976)	(41,502)
Accumulated other comprehensive income	10,168	242
Notes receivable from founders	(6,374)	(6,284)

Total stockholders' equity	107,919	100,161

Total liabilities and stockholders' equity	$494,482	$689,427

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,

	2000	1999	1998
Interest income on mortgage loans	$44,676	$66,324	$76,751
Interest expense on mortgage loans	33,964	46,758	58,174

Net interest income	10,712	19,566	18,577
Prepayment penalty income	1,776	3,143	1,985
Provision for credit losses	(5,449)	(22,078)	(7,430)
Premiums for mortgage loan insurance	(1,272)	(1,731)	(744)
Loan servicing fees paid to NFI Holding Corporation	(2,502)	(3,886)	(3,803)

Net loan portfolio income (loss)	3,265	(4,986)	8,585

Interest income on mortgage-backed securities	2,951	389	23,996
Interest expense on mortgage-backed securities	732	—	22,620

Net interest income on mortgage-backed securities	2,219	389	1,376

Net fees for other services provided to (by) NFI
Holding Corporation	2,481	(145)	(2,683)
Gain (loss) on sales of mortgage assets	(826)	351	(14,962)
Loss on termination of interest rate agreements	—	—	(7,977)
Other income	381	801	1,203

Equity in net income (loss) of NFI Holding Corporation	1,123	88	(2,984)

General and administrative expenses:
Compensation and benefits	1,485	1,804	1,785
Office administration	751	804	903
Professional and outside services	690	801	1,117
Other	91	181	574

Total general and administrative expenses	3,017	3,590	4,379

Net income (loss)	5,626	(7,092)	(21,821)

Dividends on preferred shares	2,100	1,606	—

Net income (loss) available to common shareholders	$3,526	$(8,698)	$(21,821)

Earnings (loss) per share:
Basic	$0.51	$(1.08)	$(2.71)
Diluted	$0.50	$(1.08)	$(2.71)

Weighted average shares outstanding:
Basic	6,851	8,032	8,057
Diluted	11,143	8,032	8,057

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Notes Receivable from Founders	Total Stockholders' Equity
Balance, January 1, 1998		$78	$117,201	$(2,859)	$4,353	$(3,047)	$115,726
Initial public offering of common stock issuance costs		—	(88)	—	—	—	(88)
Exercise of stock options and warrants		3	5,184	—	—	(4,340)	847
Issuance of additional notes receivable from founders		—	—	—	—	(80)	(80)
Interest accrued on notes receivable from founders, net of payments		—	—	—	—	(260)	(260)
Change in fair value of restricted stock awards underlying forgivable notes		—	(1,390)	—	—	1,390	—
Dividends on common stock ($1.00 per share)		—	—	(8,124)	—	—	(8,124)

Comprehensive loss:
Net loss				(21,821)	—		(21,821)
Other comprehensive loss—change in unrealized gain (loss) on available-for-sale securities				—	(4,353)		(4,353)

Total comprehensive loss				(21,821)	(4,353)		(26,174)

Balance, December 31, 1998		81	120,907	(32,804)	—	(6,337)	81,847
Proceeds from preferred stock issuance, net of costs of $1,323	$43	—	28,635	—	—	—	28,678
Exercise of stock options and warrants	—	—	8	—	—	—	8
Issuance of additional notes receivable from founders	—	—	—	—	—	(70)	(70)
Warrants issued	—	—	350	—	—	—	350
Common stock repurchased, 673,400 shares	—	(6)	(1,871)	—	—	—	(1,877)
Interest accrued on notes receivable from founders, net of payments	—	—	—	—	—	(319)	(319)
Change in fair value of restricted stock awards underlying forgivable notes	—	—	(442)	—	—	442	—
Dividends on preferred stock ($0.37 per share)	—	—	—	(1,606)	—	—	(1,606)

Comprehensive income (loss):
Net loss				(7,092)	—		(7,092)
Other comprehensive income—change in unrealized gain (loss)
on available-for-sale securities				—	242		242

Total comprehensive income (loss)				(7,092)	242		(6,850)

Balance, December 31, 1999	43	75	147,587	(41,502)	242	(6,284)	100,161

Exercise of stock options and warrants	—	—	24	—	—	—	24
Common stock repurchased, 1,376,766 shares	—	(14)	(5,704)	—	—	—	(5,718)
Change in fair value of restricted stock awards underlying forgivable notes	—	—	90	—	—	(90)	—
Dividends on preferred stock ($0.49 per share)	—	—	—	(2,100)	—	—	(2,100)

Comprehensive income:
Net income				5,626	—		5,626
Other comprehensive income—change in unrealized gain
on available-for-sale securities				—	9,926		9,926

Total comprehensive income				5,626	9,926		15,552

Balance, December 31, 2000	$43	$61	$141,997	$(37,976)	$10,168	$(6,374)	$107,919

See accompanying notes to consolidated financial statements.
NOVASTAR FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	For the Year Ended December 31,

	2000	1999	1998
Cash flow from operating activities:
Net income (loss)	$5,626	$(7,092)	$(21,821)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of premiums on mortgage assets	4,944	8,088	7,620
Amortization of deferred debt costs	1,141	2,271	4,562
Provision for credit losses	5,449	22,078	7,430
Equity in net loss (income) of NFI Holding Corporation	(1,123)	(88)	2,984
Losses (gains) on sales of mortgage assets	826	(351)	14,962
Loss on terminations of interest rate agreements	—	—	7,977
Change in:
Accrued interest receivable	3,301	5,156	(6,807)
Other assets	(814)	73	(1,638)
Other liabilities	1,869	(300)	(9,219)

Net cash provided by operating activities	21,219	29,835	6,050
Cash flow from investing activities:
Mortgage loans purchased from NovaStar Mortgage, Inc	—	—	(556,158)
Mortgage loans sold to others	—	4,932	8,307
Mortgage loan repayments	201,880	260,109	161,237
Proceeds from sales of assets acquired through foreclosure	35,263	24,228	6,815

Proceeds from sales of available-for-sale securities	—	—	705,906
Proceeds from paydowns on available-for-sale securities	3,653	882	165,233
Investment in NFI Holding Corporation	—	(7,000)	(990)
Net change in advances to NFI Holding Corporation	(48,526)	(8,127)	(390,919)

Net cash provided by investing activities	192,270	275,024	99,431
Cash flow from financing activities:
Proceeds from issuance of asset-backed bonds	—	—	665,000
Payments on asset-backed bonds	(230,572)	(307,318)	(179,851)
Debt issuance costs paid on asset-backed bonds	—	—	(2,821)
Change in short-term borrowings	25,000	(18,029)	(581,693)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	24	28,686	(54)

Common stock repurchases	(5,718)	(1,877)	—
Dividends paid on preferred stock	(2,100)	(1,081)	—
Dividends paid on common stock	—	(2,845)	(6,062)

Net cash used in financing activities	(213,366)	(302,464)	(105,481)

Net increase in cash and cash equivalents	123	2,395	—
Cash and cash equivalents, beginning of year	2,395	—	—

Cash and cash equivalents, end of year	$2,518	$2,395	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,610	$48,397	$80,604

Purchases of available-for-sale securities	$(33,371)	$—	$(375,051)

Note received in exchange for options exercised by founders	$—	$—	$4,591

Issuance of warrants	$—	$350	$813

Dividends payable	$525	$525	$2,845

Assets acquired through foreclosure	$34,596	$30,966	$17,242

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

Note 1.  Summary of Significant Accounting Policies

     NovaStar Financial, Inc. (the Company) is a Maryland corporation formed on September 13, 1996. The Company manages a portfolio of mortgage assets primarily consisting of non-conforming mortgage loans.

     Financial Statement Presentation The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgements of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, and establishing the fair value of its mortgage securities. While the financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ from those estimates. For example, it is possible that credit losses or prepayments could rise to levels that would adversely affect profitability if those levels were sustained for more than brief periods.

     The Company owns 100% of the common stock of three special purpose entities – NovaStar Assets Corporation, NovaStar Mortgage Funding Corporation and NovaStar Certificates Financing Corporation. The Company formed these entities in connection with the issuance of asset-backed bonds. The consolidated financial statements of the Company include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated during consolidation.

     The Company also owns 100% of the nonvoting preferred stock of NFI Holding Corporation, for which it receives 99% of any dividends paid by NFI Holding Corporation. The founders of the Company own 100% of the common stock of NFI Holding Corporation and serve as officers and directors of NFI Holding Corporation and its subsidiaries. The Company accounts for its investment in NFI Holding Corporation using the equity method. The preferred stock was purchased in February 1997 for $1,980,000 and the Company contributed $7,000,000 and $990,000 of capital to NFI Holding Corporation during 1999 and 1998, respectively. As discussed in Note 15, the common stock of NFI Holding Corporation was acquired by the Company subsequent to December 31, 2000.

     NFI Holding Corporation owns 100% of the outstanding common stock of NovaStar Mortgage, Inc. NovaStar Mortgage originated a substantial portion of the non-conforming residential mortgage loans owned by the Company and services all of the loans owned by the Company.

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

     The Company maintains an allowance for credit losses inherent in the portfolio at the balance sheet date. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current and projected economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, Company purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off.

     Mortgage Securities The Company classifies all of its mortgage securities as available-for-sale and, therefore, reports them at their estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Premiums are amortized and discounts are accreted as yield adjustments over the estimated lives of the securities using the interest method. Amortization includes the effect of prepayments. Gains or losses on sales of securities are recognized using the specific identification method.

     Assets Acquired Through Foreclosure Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at time of foreclosure are charged against the allowance for credit losses. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income.

     Transfers of Assets The Company uses the financial components approach when accounting for transfers of mortgage loans in repurchase and securitization transactions. When the Company retains control over the loans, repurchase and securitization transactions are accounted for as secured borrowings rather than as sales. The borrowings under repurchase agreements and asset-backed bonds included in the accompanying consolidated balance sheets represent the remaining principal amount of funds received in the transfer.

     Retained Interests in Securitizations The Company typically purchases retained interests in securitizations of residential mortgage loans offered by its affiliate, NovaStar Mortgage, Inc. To determine the fair value of these retained interests, the Company generally estimates fair value based on the present value of future expected cash flows estimated using management’s best estimate of the key assumptions – credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

     Stock-based Compensation Compensation expense for services the Company receives as consideration for stock issued through its employee stock option plans is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay.

     Income Taxes The Company intends to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. Therefore, the Company, and its qualified REIT subsidiaries, will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of assets and sources of income. In addition, a REIT must distribute at least 95% of its annual taxable income to its stockholders. As a result of a change in IRS Tax Code, beginning January 1, 2001, the Company will be required to distribute 90% of its annual taxable income to its stockholders in order to retain its REIT status. If in any tax year, the Company does not qualify as a REIT, it will be taxed as a corporation and distributions to stockholders will not be deductible in computing taxable income. If the Company fails to qualify as a REIT in any tax year, it will not be permitted to qualify for the succeeding four years. The most significant difference between earnings as presented herein and taxable income relates to provisions made to the allowance for credit losses, which are not deductible for income tax purposes. NFI Holding Corporation has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries.

     Net income (Loss) Per Share Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options and warrants on the Company’s common stock have been exercised and the convertible preferred stock is converted, unless the exercise would be anti-dilutive.

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

     New Accounting Pronouncements During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133,” SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. Generally, SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings.

     Management has reviewed all financial instruments of NovaStar Financial and has determined that NovaStar Financial’s interest rate cap agreements are derivative instruments as defined by SFAS No. 133. These derivatives are used to hedge the interest rate risk on variable rate debt and will be accounted for as cash flow hedges under SFAS No. 133. The Company adopted SFAS 133 on January 1, 2001 and the transition adjustment is discussed in Note 5.

         During September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”. Although SFAS No. 140 revises many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Disclosure about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. Implementation of the recognition and classification portion of SFAS No. 140 had no impact on the financial statements of the Company. Accounting for future transfers of assets will be evaluated based on the terms of individual transactions.

        During 1999, the FASB issued EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Effective the second quarter of 2001, EITF No. 99-20 provides guidance on the recognition of interest income from, and measurement of retained beneficial interests. Management does not believe the implementation of EITF No. 99-20 will have a material effect on the Company’s consolidated financial statements.

Reclassifications Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Note 2. Mortgage Loans

         Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31 (in thousands).

	2000	1999
Outstanding principal	$375,872	$618,822
Net unamortized premium	7,745	12,689

Amortized cost	383,617	631,511
Allowance for credit losses	(7,690)	(11,105)

	$375,927	$620,406

         Activity in the allowance for credit losses is as follows for the three years ended December 31, 2000 (in thousands)

	2000	1999	1998
Balance, January 1	$11,105	$3,573	$2,313
Provision for credit losses	5,449	22,078	7,430
Amounts charged off, net of recoveries	(8,864)	(14,546)	(6,170)

Balance, December 31	$7,690	$11,105	$3,573

           Recoveries for the three years ended December 31, 2000 were insignificant.

         All mortgage loans serve as collateral for borrowing arrangements discussed in Note 4. The weighted-average interest rate on loans as of December 31, 2000 and 1999 was 11.02% and 10.30%, respectively.

        Collateral for 16%, 15% and 6% of the mortgage loans outstanding as of December 31, 2000 was located in Florida, California and Washington, respectively. The Company has no other significant concentration of credit risk.

Note 3. Mortgage Securities – available-for-sale

         As of December 31, 2000, available-for-sale mortgage securities consisted of the Company’s investment in the subordinated and interest-only bond portions of NovaStar Mortgage Funding Trust, Series 2000-2, 2000-1, and 1999-1 (NMFT 2000-2, 2000-1, and 1999-1) which were issued by NovaStar Mortgage as Real Estate Mortgage Investment Conduits. The primary (A-class) bonds were sold to parties independent of the Company and its affiliates. The Company purchased the subordinated and interest-only bonds from NovaStar Mortgage. No active trading market for the purchase and sale of the retained securities exists. Therefore, management estimates their value by discounting the expected future cash flow of the collateral and bonds.

         As of December 31, 2000, key economic assumptions and the sensitivity of the current fair value of retained interests owned by the Company to immediate adverse changes in those assumptions are as follows (dollars in thousands):

	NMFT 2000-2	NMFT 2000-1	NMFT 1999-1	Total
Carrying amount/fair value of retained interests	$24,800	$14,950	$6,900	$46,650
Weighted-average life (in years)	2.47	2.49	2.46
Prepayment speed assumption (annual rate)	32%	32%	32%

Fair value after a 10% adverse change	$24,000	$14,475	$6,675	$45,150
Fair value after a 20% adverse change	23,320	14,040	6,470	43,830
Expected credit losses (annual rate)	1.02%	1.07%	2.48%

Fair value after a 10% adverse change	$24,765	$14,850	$6,740	$46,355
Fair value after a 20% adverse change	24,550	14,700	6,500	45,750
Residual cash flows discount rate (annual)	15%	14.8%	16.5%

Fair value after a 200 basis point adverse change	$24,656	$14,770	$6,810	$46,236
Fair value after a 400 basis point adverse change	24,170	14,540	6,695	45,405
Interest rates on variable and adjustable contracts	Forward one-month LIBOR yield curve plus contracted spread

Fair value after a 50 basis point adverse change	$22,735	$13,750	$6,935	$43,420
Fair value after a 100 basis point adverse change	19,570	12,700	6,925	39,195

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

      Actual and projected static pool credit losses in retained interests are as follows:

Credit Losses (%)	NMFT 2000-2	NMFT 2000-1	NMFT 1999-1

Projected as of December 31, 2002	0.24%	0.30%	2.12%

Projected as of December 31, 2001	0.03%	0.13%	1.79%

Actual as of December 31, 2000	—	—	0.94%

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

     The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (in thousands):

	December 31,
	Total Principal Amount of Loans		Principal Amount of Loans 30 Days or More Past Due		Net Credit Losses During the Year Ended December 31
	2000	1999	2000	1999	2000	1999
NMFT 2000-2	$333,865	$—	$3,401	$—	$—	$—
NMFT 2000-1	216,216	—	11,719	—	—	—
NMFT 1999-1	103,968	143,328	14,371	14,496	1,184	—

Note 4. Borrowings

         Asset-backed Bonds (ABB) The Company also issued ABB secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held as collateral are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35% of their original amounts for issue 1997-1 and 25% on 1997-2, 1998-1 and 1998-2. Following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds		Mortgage Loans
	Remaining Principal	Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of December 31, 2000:
NovaStar Home Equity Series:
Issue 1997-1	$48,121	7.13%	$52,910	11.80%	—
Issue 1997-2	51,114	6.91	55,736	11.55	1
Issue 1998-1	105,780	6.92	117,121	11.03	11
Issue 1998-2	153,508	6.86	163,039	10.57	23
Unamortized debt
issuance costs, net	(1,086)

	$357,437

As of December 31, 1999:
NovaStar Home Equity Series:
Issue 1997-1	$75,580	6.94%	$87,534	11.04%	—
Issue 1997-2	95,053	6.72	104,851	10.90	13
Issue 1998-1	186,493	6.55	200,625	10.08	23
Issue 1998-2	231,969	6.71	244,109	9.97	35
Unamortized debt
Issuance costs, net	(2,227)

	$586,868

__________________
(A)   Includes assets acquired through foreclosure.

         Short-term Financing Arrangements   The Company is a co-borrower with NovaStar Mortgage under warehouse lending and master repurchase agreements with First Union National Bank. The Company and NovaStar Mortgage can borrow up to $75 million under the warehouse lending agreement and $175 million under the master repurchase agreement. As of December 31, 2000 and 1999, the Company had no borrowings outstanding and NovaStar Mortgage had borrowings of $24,843,000 and $78,448,000 outstanding under these arrangements, respectively. Borrowings are secured by mortgage loans owned by NovaStar Mortgage. The interest rate on borrowings under the warehouse lending arrangement is indexed to the Federal funds rate. Under the master repurchase agreement, borrowings are indexed to one-month LIBOR. These agreements expire on July 27, 2001. Upon expiration, the Company expects to renew these arrangements on substantially the same terms.

         Under the terms of two additional repurchase agreements, the Company and/or NovaStar Mortgage can borrow up to $25 million from First Union National Bank secured by subordinated classes of asset-backed bonds issued by the Company, its affiliates or subsidiaries. Borrowings under these arrangements generally bear interest at one-month LIBOR plus a spread depending on the nature of the collateral. These agreements expire on December 17, 2001. The Company had $25,000,000 outstanding under these agreements as of December 31, 2000. In connection with the execution of the financing agreements with First Union, the Company issued First Union warrants for the purchase of the Company’s stock (see Note 7.).

         The Company is also a co-borrower under a warehouse lending agreement with GMAC/Residential Funding Corporation (GMAC/RFC). The Company and/or NovaStar Mortgage can borrow up to $50 million under this agreement. NovaStar Mortgage had borrowings of $12,057,000 under this agreement as of December 31, 2000. Borrowings are secured by mortgage loans owned by the Company or NovaStar Mortgage and bear interest at a rate indexed to one-month LIBOR. The agreement expires on February 28, 2001.

       The Company had a short-term financing arrangement with GMAC/RFC secured by residual interests in the Company’s ABB. In 1998, the Company borrowed $15 million from GMAC/RFC. As discussed in Note 7, in connection with the agreement, the Company issued warrants to GMAC/RFC for the purchase of the Company’s stock. The financing fee and the estimated value of the warrants ($813,000) were recognized as additional interest expense in 1998. All amounts were repaid in February 1999.

     Average daily balances for short-term borrowings of the Company were as follows (in thousands).

	2000	1999	1998
Repurchase agreements secured by mortgage securities	$9,172	$—	$392,854
Borrowings under warehouse lines of credit	—	—	14,991
Repurchase agreements secured by mortgage loans	—	—	118,380
Other short-term borrowings	—	4,206	3,945

     All short-term financing arrangements require the Company and NovaStar Mortgage to maintain minimum tangible net worth, meet a minimum equity ratio test and comply with other customary debt covenants. The Company and NovaStar Mortgage complied with all debt covenants through December 31, 2000.

Note 5. Financial Instruments with Off-balance-sheet Risk

     The Company’s interest rate cap agreements result in off-balance-sheet risk. These instruments involve, to varying degrees, elements of credit and market risk in addition to the amount recognized in the financial statements.

     Credit Risk The Company’s exposure to credit risk on interest rate cap agreements is limited to the cost of replacing contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and thorough legal scrutiny of agreements. Before engaging in negotiated derivative transactions with any counterparty, the Company has in place fully executed written agreements. Agreements with counterparties also call for full two-way netting of payments. Under these agreements, on each payment exchange date all gains and losses of counterparties are netted into a single amount, limiting exposure to the counterparty to any net positive value.

     Market Risk The potential for financial loss due to adverse changes in market interest rates is a function of the sensitivity of each position to changes in interest rates, the degree to which each position can affect future earnings under adverse market conditions, the source and nature of funding for the position, and the net effect due to offsetting positions. The synthetic product of these transactions is a "matched" position for the Company. The combination of off-balance-sheet instruments with on-balance-sheet liabilities leaves the Company in a market risk position that is designed to be a better position than if the derivative had not been used in interest rate risk management. Derivatives instruments used in matched transactions as described above are classified as derivatives held for purposes other than trading. No derivatives were held for trading purposes during the three years ended December 31, 2000.

     Other Risk Considerations The Company is cognizant of the risks involved with financial derivatives. The Company's policies and procedures seek to mitigate risk associated with the use of financial derivatives in ways appropriate to its business activities, considering its risk profile as a limited end-user.

     Information regarding the Company’s financial instruments with off-balance-sheet risk is as follows (dollars in thousands).

	Notional	Unrealized		Weighted Days to	Weighted Average
	Value	Gains	Losses	Maturity	Cap Rate
As of December 31, 2000:
Interest rate cap agreements	$340,000	$—	$1,349	400	6.76%

As of December 31, 1999:
Interest rate cap agreements	$430,000	$778	$—	578	6.45%

     During the three years ended December 31, 2000, the Company recognized $4,000, $2,254,000, and $2,891,000, respectively, in interest expense relating to off-balance-sheet financial instruments. In 1998, the Company terminated interest rate agreements with an aggregate notional value of $469 million because of the sale of the Company’s portfolio of mortgage securities and repayment of the related financing under repurchase agreements, incurring net losses of $7,977,000.

     The Company adopted SFAS 133 on January 1, 2001. The transition adjustment recognized upon adoption decreased earnings $1.4 million and increased accumulated other comprehensive income $34,000, which represents the difference between the interest rate caps’ carrying value at January 1, 2001 and their fair value. The Company is required to exclude from its assessment of hedge effectiveness changes in the time value of its interest rate caps, which must be adjusted through earnings as hedge ineffectiveness. Changes in intrinsic value are adjusted through other comprehensive income. The Company’s interest rate caps are effective as cash flow hedges. Therefore, the transition adjustment to earnings of $1.4 million resulted from the difference between the recorded time value of the interest rate caps and their estimated time value based on market information on January 1, 2001, rather than an adjustment of their intrinsic value for any ineffectiveness.

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

     The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands).

	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Mortgage loans	$375,927	$371,904	$620,406	$612,144
Mortgage securities - available-for-sale	46,650	46,650	6,775	6,775
Financial liabilities:
Borrowings	382,437	382,646	586,868	587,245
Off-balance-sheet financial instruments	1,510	161	594	1,372

     The fair value of all financial instruments is estimated by discounting projected future cash flows, including projected prepayments for mortgage assets, at current market rates. The fair value of cash and cash equivalents and accrued interest receivable and payable approximates its carrying value.

Note 7.  Stockholders’ Equity

     On March 29, 1999, the Company completed a private placement of preferred stock by issuing 4,285,714 shares of class B, 7% cumulative convertible preferred stock for $7 per share and received net proceeds of $28.7 million. The preferred stock pays a dividend equal to the greater of 7% or the dividend rate paid on common stock. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock and is redeemable for $7 per share by the Company any time after March 31, 2002.

     As of December 31, 2000, the Company has the following warrants outstanding for the purchase of Company common stock.

Quantity	Exercise Price	Expiration Date

4,014,800	$11.62	2001
350,000	6.94	2002
812,731	4.56	2003

5,177,531

     The founders of the Company were issued 261,866 of the warrants expiring in 2001 (see Note 8). The warrants that expire in 2002 and 2003 were issued to First Union and GMAC/RFC, respectively, in connection with the execution of short-term financing arrangements as discussed in Note 4.

     The Company’s Board of Directors has approved the purchase of up to $9,000,000 of the Company’s common stock. During the year ended December 31, 2000 and 1999, 1,376,766 and 673,400 shares, respectively, were purchased. The aggregate purchase price for these shares was $5,718,000 and $1,877,000, respectively. The purchased shares have been returned to the Company’s authorized but unissued shares of common stock. All common stock purchases are charged against additional paid-in capital.

Note 8.   Transactions with Founders

     In connection with the initial formation and capitalization of the Company, the founders acquired 216,666 shares of common stock along with warrants to acquire 216,666 additional shares in exchange for non-recourse forgivable promissory notes. Pursuant to the terms of the agreements, the notes were to be forgiven if certain incentive targets were met. The targets were met in 1997, and notes related to 72,222 shares were forgiven. The incentive targets were not met in 1998, 1999, or 2000 and, accordingly, no debt forgiveness occurred in those years. For accounting purposes, the arrangement has been accounted for as a restricted stock award, and the notes receivable included in the accompanying consolidated balance sheets have been adjusted to an amount equal to the fair value of the remaining unearned shares at each balance sheet date. The Company rolled $260,000 of accrued interest recognized in 1997 on these notes from the founders into principal of new notes.

     During 1998, the founders exercised options to acquire 289,332 shares of common stock in exchange for non-recourse promissory notes aggregating $4,340,000.

     The Company advanced $584,000 to the founders for the payment of their personal tax liability arising from the 1997 forgiveness referred to above and advanced $70,000 in order for the founders to inject capital into NFI Holding Corporation in 1999. Additionally, accrued interest balances related to the borrowings above aggregated $579,000 at December 31, 2000 and December 31, 1999.

     No interest was recorded or received by the Company during 2000 relating to the above notes. Interest income recorded by the Company related to the notes aggregated $496,000 and $441,000 in 1999 and 1998, respectively. Interest paid by the founders aggregated $177,000 in 1999.

     Amounts outstanding under the arrangement described above have been classified as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and may be summarized as follows (in thousands):

	December 31
	2000	1999
Forgivable notes, as adjusted for changes in fair value of
underlying Company common shares	$541	$451
Non-recourse notes	4,340	4,340
Tax notes	584	584
Capitalization notes	70	70
1997 accrued interest notes	260	260
Accrued interest	579	579

	$6,374	$6,284

     On January 1, 2001, the Company and its founders entered into a series of transactions, which resulted in a significant modification of the transactions described above. The founders returned the 289,332 shares of common stock acquired in 1998 and the Company cancelled the related non-recourse debt. Additionally, the Company purchased the voting common stock of NFI Holding Corporation from the founders for $370,000. As a result, effective January 1, 2001, NFI Holding Corporation became a wholly-owned subsidiary of the Company. The Company also repurchased the 72,222 shares acquired by the founders in 1997, paying $271,000.

     The founders used the $641,000 received from the sale of NFI Holding Corporation and Company common stock to repay a portion of their obligations described above. The remaining obligations, aggregating $1,393,000 have been rewritten into new non-recourse, non interest-bearing promissory notes. Those notes will be forgiven and charged to expense in equal installments over 10 years as long as the Company employs the founders on December 31st of each year. The notes will be forgiven in full in the event of a change in control. The founders have each pledged 72,222 shares of common stock as collateral for these loans.

Activity subsequent to December 31, 2000 can be summarized as follows (in thousands):

Balance of forgivable notes, December 31, 2000	$6,374
Cash received from founders	(641)
Return of shares subject to non-recourse notes	(4,340)

Balance of forgivable notes, January 1, 2001	$1,393

Note 9.  Stock Option Plan

     The Company's 1996 Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards, and dividend equivalent rights (DERs). ISOs may be granted to the officers and employees of the Company. NQSOs and awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for issuance is equal to 10 % of the Company’s outstanding common stock. Unless previously terminated by the Board of Directors, the Plan will terminate on September 1, 2006.

     All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options vest over four years and expire ten years after the date of grant. The following table summarizes option activity under the 1996 Plan for 2000, 1999 and 1998, respectively:

	2000		1999		1998
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at the beginning of year	357,720	$10.16	384,060	$13.37	557,472	$15.22
Granted	249,500	3.74	119,000	6.94	148,000	9.38
Exercised	(10,000)	1.26	(3,750)	1.67	(300,582)	14.51
Canceled	(55,310)	7.57	(141,590)	16.39	(20,830)	18.00

Outstanding at the end of year	541,910	$7.63	357,720	$10.16	384,060	$13.37

Exercisable at the end of year	184,745	$11.63	141,890	$11.10	61,685	$15.70

     Pursuant to a resolution of the Company’s compensation committee of the Board of Directors dated December 21, 1999, the exercise price for 104,000 stock options issued to employees was decreased to $7.00. These options are included in the granted and canceled amounts during 1999 in the table above. Of these, 69,000 were issued originally in 1997 with an exercise price of $18.00 per common share and 35,000 were issued in 1998 at an exercise price of $17.01 per share. No changes were made to the vesting periods or expiration dates. The market price of the Company’s stock was below the adjusted exercise price of the options as of the adjustment date and through December 31, 2000.

Therefore, no compensation expense was recorded. If the price of the Company’s stock exceeds $7.00 per share in future periods, the Company will record compensation expense.

     Certain options granted during 2000, 1999 and 1998 were granted with DERs. Under the terms of the DERs, a recipient is entitled to receive additional shares of stock upon the exercise of options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend date. The accrued DERs convert to shares based on the stock’s fair value on the dividend declaration date. Certain of the options exercised in 2000, 1999 and 1998 had DERs attached to them. As a result of these exercises, an additional 838, 104 and 641 shares of common stock were issued in 2000, 1999 and 1998, respectively. As discussed in Note 8, the Company’s two founders exercised options to acquire 289,332 shares of common stock in 1998, which were returned to the Company subsequent to December 31, 2000.

The following table presents information on stock options outstanding as of December 31, 2000.

	Outstanding			Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$0.01– $3.75	258,250	9.82	$3.68	8,750	$2.14
$5.88 – 7.00	171,000	7.57	6.68	92,750	6.72
$18.00 – $20.81	112,660	6.87	18.12	83,245	18.08

	541,910	8.50	$7.63	184,745	$11.63

     In accordance with accounting principles generally accepted in the United States of America, the Company has chosen to not record the fair value of stock options at their grant date. If the expense had been recorded the Company’s diluted earnings (loss) per share for the three years ended December 31, 2000 would have been $0.49, $(1.10), and $(2.72). The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

	2000	1999	1998
Weighted average:
Fair value	$2.63	$2.39	$4.47
Expected life in years	7	7	7
Annual risk-free interest rate	5.1%	6.0%	5.1%
Volatility	3.5	4.1	4.0
Dividend yield	5.0%	5.0%	5.0%

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

Note 12. Transactions With and Condensed Financial Statements of NFI Holding Corporation and Subsidiaries

     Under the terms of loan servicing agreements, NovaStar Mortgage services loans owned by the Company. Individual agreements have been executed for each pool of loans serving as collateral for the Company’s ABB. During 1998, the Company and NovaStar Mortgage were parties to a mortgage loan purchase and sale agreement. Under the terms of the agreement, the Company purchased mortgage loans originated by NovaStar Mortgage at prices that varied with the nature and terms of the underlying mortgage loans. The agreement was modified effective January 1, 1998 to include a purchase commitment fee. If NovaStar Mortgage chose to retain the mortgage loans it originated or sold them to third parties, it paid a fee to the Company for not delivering its loan production under the purchase commitment. During 1998, NovaStar Mortgage originated loans with a principal amount of $870 million, of which the Company acquired $541 million.

     Under the terms of an administrative outsourcing services agreement, the Company paid NovaStar Mortgage a fee for providing certain services, including the development of loan products and information systems, underwriting, funding, and quality control. The agreement was terminated effective March 31, 1999.

     Effective April 1, 1999, the Company entered an intercompany loan and guarantee agreement with NovaStar Mortgage. Under the terms of this agreement, NovaStar Mortgage pays interest on amounts it borrows from the Company. As of December 31, 2000 and 1999, NovaStar Mortgage had $2,729,000 and $27,663,000 in borrowings from the Company outstanding, respectively. Interest on the borrowings accrues at the Federal funds rate plus 1.75%. In addition, NovaStar Mortgage is required to pay guaranty fees in the amount 0.25% of the loans sold by NovaStar Mortgage for which the Company has guaranteed the performance of NovaStar Mortgage.

       Effective July 1, 2000, NovaStar Mortgage entered into the following intercompany agreements with the Company:

  Servicing support fee: NovaStar Mortgage pays the Company a fee equal to five basis points of the weighted average mortgage loan servicing principal.
  Financing commitment fee: NovaStar Mortgage pays the Company a fee equal to 25 basis points on a $150 million annual commitment
  Residual purchase commitment fee: NovaStar Mortgage pays the Company a fee at each securitization close equal to 20 basis points of the collateral principal value.
  Securitization consulting fee: NovaStar Mortgage pays the Company a fee at each securitization close equal to 12.5 basis points of the collateral principal value.
  Guaranty spread fee: NovaStar Mortgage pays the Company a fee equal to one basis point of the weighted average mortgage loan warehouse and repurchase borrowings.

     The Company provides liquidity resources for all operations and enhances the creditworthiness of NovaStar Mortgage. In addition, the Company assists NovaStar Mortgage in its execution of loan sales and securitizations. The fees charged to NovaStar Mortgage are designed to recognize this liquidity, credit and financial support.

       Following is a summary of the fees paid to (received from) NovaStar Mortgage (in thousands).

	Year Ended December 31,
	2000	1999	1998
Amounts paid to NovaStar Mortgage:
Loan servicing fees	$2,502	$3,886	$3,803

Administrative fees	625	1,258	7,800
Amounts received from NovaStar Mortgage:
Intercompany interest income	(395)	(1,113)	—
Guaranty, commitment, loan sale and securitization fees	(2,711)	—	(5,117)

	$(2,481)	$145	2,683

     Following are the condensed consolidated balance sheets and statements of operations of NFI Holding Corporation (in thousands):

NFI Holding Corporation Condensed Consolidated Balances Sheets
	December 31,
	2000	1999
Assets
Cash and cash equivalents	$1,242	$1,466
Mortgage loans	78,812	107,916
Other assets	11,764	10,061

Total assets	$91,818	$119,443

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$36,900	$78,448
Due to NovaStar Financial, Inc.	37,316	22,161
Accounts payable and other liabilities	9,421	11,787

Total liabilities	83,637	112,396

Stockholders' equity	8,181	7,047

Total liabilities and stockholders' equity	$91,818	$119,443

NFI Holding Corporation Condensed Consolidated Statements of Operations
	Year Ended December 31,

	2000	1999	1998
Interest income	$14,485	$11,473	$11,812
Interest expense	8,211	5,942	7,501

Net interest income	6,274	5,531	4,311
Provision for credit losses	174	860	210

Net interest income after provision for credit
losses	6,100	4,671	4,101
Other income:
Fees from third parties	9,908	905	2,829
Fees received from, net of paid to, NovaStar
Financial, Inc.	21	4,031	6,486
Net gain on sales of mortgage assets	14,793	11,767	3,148

Total other income	24,722	16,703	12,463
General and administrative expenses	29,689	21,285	19,579

Net income (loss)	$1,133	$89	$(3,015)

Note 13. Earnings Per Share

     The computations of basic and diluted EPS computations for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands except per share amounts):

	Year Ended December 31,
	2000	1999	1998

Numerator:
Net income (loss)	$5,626	$(7,092)	$(21,821)
Less: Preferred stock dividends	(2,100)	(1,606)	—

Income (loss) available to common
stockholders -basic	$3,526	$(8,698)	$(21,821)

Plus: Preferred stock dividends	2,100	—	—

Income (loss) available to common
stockholders -diluted	$5,626	$(8,698)	$(21,821)

Denominator:
Weighted average common
shares outstanding -basic	6,851	8,032	8,057

Convertible preferred stock	4,286	—	—
Stock options	6	—	—
Warrants	—	—	—

Weighted average common
shares outstanding - dilutive	11,143	8,032	8,057

Basic earnings (loss) per share	$0.51	$(1.08)	$(2.71)

Diluted earnings (loss) per share	$0.50	$(1.08)	$(2.71)

     The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares for the periods presented, therefore, the effect would be antidilutive:

	Year Ended December 31,
	2000	1999	1998
Number of stock
options and warrants (in thousands)	5,706	4,700	245
Weighted average
exercise price	$9.97	$11.21	$17.92

Note 14. Condensed Quarterly Financial Information (unaudited)

     Following is condensed consolidated quarterly operating results for the Company (in thousands, except per share amounts):

	2000 Quarters				1999 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net interest income	$3,114	$2,835	$2,151	$2,612	$6,341	$5,447	$4,489	$3,678
Provision for credit losses	1,579	1,213	1,212	1,445	2,299	3,566	5,634	10,579
Net income (loss)	1,212	146	1,978	2,290	1,726	1,845	(1,537)	(9,126)
Dividends on preferred stock	525	525	525	525	31	525	525	525
Net income (loss) available to common shareholders	686	(379)	1,453	1,765	1,695	1,320	(2,062)	(9,651)
Basic earnings (loss) per share	0.09	(0.05)	0.21	0.29	0.21	0.16	(0.25)	(1.25)
Diluted earnings (loss) per share	0.09	(0.05)	0.18	0.22	0.20	0.15	(0.25)	(1.25)

Note 15. Subsequent Events.

     As a result of the transaction discussed in Note 8 above, the Company owns 100% of the outstanding common shares of NFI Holding Corporation as of January 1, 2001. A pro forma condensed consolidated balance sheet as of December 31, 2000, reflecting the results of those transactions is as follows (in thousands):

NovaStar Financial, Inc.
Pro Forma Condensed Consolidated Balance Sheet
(unaudited)
December 31,
2000
Assets
Cash and cash equivalents	$3,760
Mortgage assets	498,294
Other assets	39,120

Total assets	541,174

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	419,336
Accounts payable and other liabilities	13,549

Total liabilities	432,885

Stockholders' equity	108,289

Total liabilities and stockholders' equity	541,174

INDEPENDENT AUDITORS' REPORT

The Board of Directors
NovaStar Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaStar Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Kansas City, Missouri
February 9, 2001

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 19, 2001, for the Annual Meeting of Shareholders to be held at May 24, 2001 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100, Westwood, Kansas 66205.

Item 11.  Executive Compensation

     Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 19, 2001, for the Annual Meeting of Shareholders to be held at May 24, 2001 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100, Westwood, Kansas 66205.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 19, 2001, for the Annual Meeting of Shareholders to be held at May 24, 2001 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100, Westwood, Kansas 66205.

Item 13.  Certain Relationships and Related Transactions.

     Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 19, 2001, for the Annual Meeting of Shareholders to be held at May 24, 2001 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100, Westwood, Kansas 66205.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules

	(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

	(2)	The required financial statement schedules are omitted because they are not applicable to NovaStar Financial.

(b)	Reports on Form 8K

	•	NovaStar Financial has filed no Form 8-K’s during the fourth quarter of 2000.
	•	NovaStar Financial filed one Form 8-K on January 2, 2001 relating to acquisition of 100% of outstanding voting securities of NFI Holding Corporation by NovaStar Financial, Inc. and restructuring of promissory notes with founders.

(c)	Exhibit Listing
Exhibit No.

Description of Document

3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a*****	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4****	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

4.1*	Specimen Common Stock Certificate

4.2*	Specimen Warrant Certificate

4.3****	Specimen certificate for Preferred Stock

10.1*	Purchase Terms Agreement, dated December 6, 1996, between the Registrant and the Placement Agent.

10.2*	Registration Rights Agreement, dated December 9, 1996, between the Registrant and the Placement Agent.

10.3*	Warrant Agreement, dated December 9, 1996, between the Registrant and the Holders of the Warrants Acting Through the Registrant as the Initial Warrant Agent.

10.4*	Founders Registration Rights Agreement, dated December 9, 1996, between the Registrant and the original holders of Common Stock of the Registrant.

10.5*	Commitment Letter dated October 3, 1996 from General Electric Capital Group accepted by the Registrant.

10.6*	Form of Master Repurchase Agreement for mortgage loan financing

10.7*	Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar Mortgage, Inc. and the Registrant.

10.7a***	Amendment No. 6 dated as of February 12, 1999 to Mortgage Loan Warehousing
Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.7b*****	Amendment No. 7 dated as of December 17, 1999 to Mortgage Loan Warehousing Agreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.7c******	Amendment No. 10 dated as of July 28, 2000 to Mortgage Loan WarehousingAgreement dated as of February 20, 1997 between First Union National Bank and Registrant.

10.8*	Employment Agreement dated September 30, 1996, between the Registrant and Scott F. Hartman.

10.9*	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson.

10.10*	Promissory Note by Scott F. Hartman to the Registrant, dated December 9, 1996.

10.11*	Promissory Note by W. Lance Anderson to the Registrant, dated December 9, 1996.

10.12*	Stock Pledge Agreement between Scott F. Hartman and the Registrant, dated December 9, 1996.

10.13*	Stock Pledge Agreement between W. Lance Anderson and the Registrant, dated December 9, 1996.

10.14*	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996.

10.15*	Administrative Services Outsourcing Agreement, dated June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.16*	Mortgage Loan Sale and Purchase Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.17*	Flow Loan Subservicing Agreement, dated as of June 30, 1997, between the Registrant and NovaStar Mortgage, Inc.

10.18*	Certificate of Incorporation of NFI Holding Corporation.
10.19*	Agreement of Shareholders of Common Stock NFI Holding Corporation.

10.20**	Term Loan and Security Agreement between NovaStar Certificates Financing Corporation and Reliance Funding Corporation dated as of October 13, 1998 and related agreements including Guaranty of even date by Registrant.

10.21***	Addendum to Master Repurchase Agreement dated as of February 12, 1999 among NovaStar Financial, Inc., NovaStar Capital, Inc. and NovaStar Mortgage, Inc., as sellers, and First Union National Bank, as buyer.

10.22***	Form of Addendum to Master Repurchase Agreement dated as of February 12, 1999 between Registrant’s taxable affiliate, as seller, and First Union Bank, as buyer, with respect to the residual interest on certain asset-backed bonds.

10.23***	Warrant Agreement dated as of February 12, 1999 between the Registrant and FirstUnion National Bank.

10.24****	Warrant Agreement, dated as of March 10, 1999, by and between NovaStar Financial, Inc. and Residential Funding Corporation , and related Guaranty Warrant, Tag Along Warrant and Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial, Inc.

10.25****	Registration Rights Agreement dated March 25, 1999 among NovaStar Financial and Stifel, Nicolaus & Company, Incorporated.

10.26*****	Warehousing Credit and Security Agreement, dated as of December 29, 1999, between NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital, Inc. and Residential Funding Corporation.

10.27******	Mortgage Loan Sale and Securitization Transaction Administration Personnel and Facilities Agreement, dated as of July 1, 2000 between the Registrant and NovaStar Mortgage, Inc.

10.28******	Lending and Credit Support Agreement, dated as of July 1, 2000 between theRegistrant and NovaStar Mortgage, Inc.

10.29******	Software License Agreement, dated as of July 1, 2000 between the Registrant and NovaStar Mortgage, Inc.

10.30******	Amendment dated as of July 28, 2000 to the Master Repurchase Agreement, dated as of February 12, 1999 between First Union National Bank and the Registrant.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant

23.4	Consent of KPMG, LLP

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.

**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.

***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.

****	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.

*****	Incorporated by reference to the correspondingly numbered exhibit to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

******	Incorporated by reference to the correspondingly numbered exhibit to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 13, 2000.
Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaStar Financial, Inc. (Registrant)

Date:	March 20, 2001	By:	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer

Date:	March 20, 2001	By:	/s/ W. LANCE ANDERSON
W. Lance Anderson, President, Chief Operating Officer and Director

Date:	March 20, 2001	By:	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Vice President, Controller and Treasurer (Chief Accounting Officer)

Date:	March 20, 2001	By:	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

Date:	March 20, 2001	By:	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

Date:	March 20, 2001	By:	/s/ ART N. BURTSCHER
Art N. Burtscher, Director