Form 10-Q
period 2001-03-31
NOVASTAR FINANCIAL INC
filed 2001-05-15
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to________________ .

Commission File Number: 001-13533

NovaStar Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	74-2830661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No☐

The number of shares of the registrant's common stock outstanding as of May 11, 2001 was 5,715,116.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
QUARTER ENDED MARCH, 31, 2001
INDEX

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts) (unaudited)

	March 31, 2001	December 31, 2000
Assets
Cash and cash equivalents	$10,533	$2,518
Mortgage loans — held-for-sale	99,219	—
Mortgage loans — held-in-portfolio	332,766	375,927
Mortgage securities — available-for-sale	76,207	46,650
Accrued interest receivable	8,187	9,151
Advances to and investment in NFI Holding Corporation	—	45,415
Assets acquired through foreclosure	12,835	13,054
Other assets	12,438	1,767

Total assets	$552,185	$494,482

Liabilities and Stockholders' Equity
Liabilities:
Warehouse borrowings	$68,266	$—
Asset-backed bonds	318,189	357,437
Mortgage securities repurchase agreements	25,000	25,000
Accounts payable and other liabilities	23,043	3,601
Dividends payable	525	525

Total liabilities	435,023	386,563

Stockholders' equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding, respectively	43	43
Common stock, 5,716,316 and 6,094,595 shares issued and outstanding, respectively	57	61
Additional paid-in capital	137,325	141,997
Accumulated deficit	(35,488)	(37,976)
Accumulated other comprehensive income	16,583	10,168
Notes receivable from founders	(1,358)	(6,374)

Total stockholders' equity	117,162	107,919

Total liabilities and stockholders' equity	$552,185	$494,482

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands except per share amounts)

	For the Three Months Ended March 31,

	2001	2000
Interest income:
Mortgage loans	$12,740	$12,812
Mortgage securities	1,350	266

Total interest income	14,090	13,078
Interest expense:
Financing on mortgage loans	8,036	9,636
Financing on mortgage securities	480	62

Interest expense	8,516	9,698

Net interest income before provision for credit losses	5,574	3,380
Provision for credit losses	(519)	(1,579)

Net interest income	5,055	1,801
Prepayment penalty income	250	489
Premiums for mortgage loan insurance	(437)	(365)
Loan servicing income (fees)	6,204	(696)
Gain on sale of mortgage assets	5,023	—
Other income (loss)	447	(2)
Equity in net income of NFI Holding Corporation	—	699
General and administrative expenses:
Net fees for other services provided by NovaStar Mortgage, Inc.	—	3
Compensation and benefits	6,685	384
Travel and public relations	1,897	—
Office administration	1,790	171
Loan expense	519	—
Professional and outside services	414	130
Other	518	26

Total general and administrative expenses	11,823	714

Net income before cumulative effect of a change in accounting principle	4,719	1,212
Cumulative effect of a change in accounting principle	(1,706)	—

Net income	3,013	1,212
Dividends on preferred shares	(525)	(525)

Net income available to common shareholders	$2,488	$687

Basic earnings per share — before cumulative effect of a change in accounting principle	$0.47	$0.09

Diluted earnings per share — before cumulative effect of a change in accounting principle	$0.47	$0.09

Basic loss per share due to the cumulative effect of a change in accounting principle	$(0.17)	$—

Diluted loss per share due to the cumulative effect of a change in accounting principle	$(0.17)	$—

Basic earnings per share	$0.30	$0.09

Diluted earnings per share	$0.30	$0.09

Weighted average basic shares outstanding	5,722	7,342

Weighted average diluted shares outstanding	10,162	7,352

Dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Three Months Ended March 31,

	2001	2000
Net cash provided by (used in) operating activities:	$(29,100)	$5,486

Cash flow from investing activities:
Mortgage loan repayments	32,399	59,770
Sales of assets acquired through foreclosure	8,692	6,697
Proceeds from paydowns on available-for-sale securities	3,557	661
Net assets acquired during acquisition of NFI Holding Corporation	1,242	—
Net change in advance to NFI Holding Corporation	—	(4,936)

Net cash provided by investing activities	45,890	62,192

Cash flow from financing activities:
Payments on asset-backed bonds	(39,546)	(66,265)
Change in short-term borrowings	31,366	—
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	—	14
Dividends paid on preferred stock	(525)	(525)
Common stock repurchases	(70)	(952)

Net cash used in financing activities	(8,775)	(67,728)

Net increase (decrease) in cash and cash equivalents	8,015	(50)
Cash and cash equivalents, beginning of period	2,518	2,395

Cash and cash equivalents, end of period	$10,533	$2,345

Supplemental disclosure of cash flow information:
Transfer of available-for-sale securities	$25,108	$—

Cash paid for interest	$8,529	$9,801

Dividends payable	$525	$525

Non-cash activities related to purchase of NFI Holding Corporation:
Operating activities:
Increase in real estate owned	$(892)	$—

Increase in other assets	$(11,132)	$—

Decrease in other liabilities	$(9,422)	$—

Investing activities:
Cash received in purchase	$(872)	$—

Increase in mortgage loans	$(81,733)	$—

Decrease in investment in/advances to NFI Holding Corp.	$48,307	$—

Investing activities:
Increase in borrowings	$36,900	$—

Decrease in founders' notes receivable	$(370)	$—

Non-cash financing activities related to founders' notes receivable:
Decrease in founders' notes receivable	$(4,611)	$—

Increase in additional paid-in capital	$4,611	$—

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 (Unaudited)

Note 1. Financial Statement Presentation

        The consolidated financial statements as of and for the periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial's annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2000.

        NovaStar Financial, Inc. owns 100 percent of the common stock of three special purpose entities — NovaStar Assets Corporation, NovaStar Certificates Financing Corporation and NovaStar Mortgage Funding Corporation. NovaStar Financial formed these entities in connection with the issuance of asset-backed bonds.

        The consolidated financial statements of NovaStar Financial include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated in consolidation.

        On January 1, 2001, NovaStar Financial purchased 100 percent of the voting common stock of NFI Holding Corporation (Holding). Prior to January 1, 2001 the Chief Executive Officer and Chief Operating Officer of NovaStar Financial each owned one-half of these shares. NovaStar Mortgage, Inc., NovaStar Home Mortgage, Inc., and NovaStar Capital, Inc. are wholly owned subsidiaries of Holding. NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. Prior to January 1, 2001, NovaStar Financial, Inc. owned all of the preferred shares of Holding, which were non-voting and retired on January 1, 2001. Prior to January 1, 2001, NovaStar Financial, Inc. recorded its investment in Holding using the equity method. Beginning January 1, 2001, the financial condition and results of operations of Holding and NovaStar Financial, Inc. are consolidated.

Note 2. Implementation of Accounting Pronouncements

        During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. Generally, SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings. In addition, the pronouncement requires that the time value of purchased options be recorded at fair value as an adjustment directly to earnings. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a charge to earnings of $1.7 million. The transition adjustment resulted from adjusting the carrying value of certain interest rate cap agreements to their face value.

        The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on liabilities of the Company adjust daily or annually, while interest rates on the Company's assets adjust annually, or not at all. The Company has determined that all of our derivative instruments ( interest rate caps & swaps qualify as cashflow hedges and accounts for these instruments accordingly. As discussed above, a $1.7 million transition adjustment resulting from the adoption of SFAS No. 133 was recorded on the income statement as a separate line item. In addition, the Company recorded as additional derivatives loss of $243,000 during the quarter. This amount is included in the amount reported as ""Financing on mortgage loans" on the income statement. The amount of the cash flow hedges' ineffectiveness was immaterial as of March 31, 2001.

Note 3. NovaStar Mortgage Funding Trust Series 2001-1

        On March 29, 2001, NovaStar Mortgage executed a securitization transaction that, for financial reporting and tax purposes, was treated as a sale. As part of this transaction, NovaStar Mortgage sold $408 million in loans, of which $207 million will settle in the second quarter of 2001. The loans were sold to NovaStar Mortgage Funding Trust Series (NMFT) 2001-1, which issued asset-backed bonds of $415 million. NovaStar Mortgage retained the AAA-rated interest only and subordinated securities that were issued by NMFT 2001-1, with a carrying value of $25.1 million as of March 31, 2001. A gain of $5.0 million was recognized on this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the preceding consolidated financial statements of NovaStar Financial and the notes thereto as well as NovaStar Financial's annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2000.

Safe Harbor Statement

            "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Certain matters discussed in this annual report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the annual report on Form 10-K for the fiscal year ended December 31, 2000. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the "Risk Management" section of the annual report on Form 10-K for the fiscal year ended December 31, 2000.

Basis of Presentation

        The subsidiaries of NovaStar Financial, Inc. are presented in Note 1 to the consolidated financial statements.

Recent Developments

        Federal Tax Legislation. Recently adopted legislation allows a real estate investment trust (REIT) to own directly all of the stock of taxable subsidiaries beginning in the tax year 2001. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT's assets. NovaStar Financial acquired all of the common stock of NFI Holding Corporation from Scott Hartman and Lance Anderson on January 1, 2001.

        Also, effective beginning with the 2001 tax year, the minimum dividend distributions of a REIT will have to equal 90% of taxable income, down from 95% of taxable income under current law. These and other federal tax legislation changes and proposals are discussed further in NovaStar Financial's Annual Report on Form 10K under "Federal Income Tax Consequences".

Description of Businesses

Investment Portfolio

Invest in assets generated primarily from our wholesale origination of nonconforming, single-family, residential mortgage loans;
Operates as a long-term portfolio investor;
Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements;
Earnings are generated from return on mortgage securities and spread income on the mortgage loan portfolio;

Residential Mortgage Lending

Primary customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage's account executives work with more than 5,800 brokers to solicit loans.
Borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties.
Loans are financed through short-term warehouse facilities.
Loans are held for sale in either outright sales for cash or in securitization transactions accounted for as sales.

Branch Operations

Retail mortgage brokers and their staffs operate under the NovaStar Home Mortgage name and are employees of NovaStar Home Mortgage.
Branches operate under a strict set of established policies.
Branch can broker loans to any approved investor, including NovaStar Mortgage, Inc.
Net operating income for the branch is returned as compensation to the branch "owner/manager."
As of March 31, 2001, there were 76 active branches in 31 states operating under the NovaStar Home Mortgage name.

Financial Condition of NovaStar Financial, Inc. as of March 31, 2001 and December 31, 2000

        Mortgage Loans. Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: "held-for-sale" and "held-in-portfolio." A majority of our loans serve as collateral for asset-backed bonds we have issued and are classified as "held-in-portfolio." The carrying value of "held-in-portfolio" mortgage loans as of March 31, 2001 was $333 million compared to $376 million as of December 31, 2000.

        Loans we have originated, but have not yet securitized, are classified as "held-for-sale." We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans.

        Premiums are paid on substantially all mortgage loans. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. Tables 3 and 6 provide information to analyze the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate mortgage loans with prepayment penalties.

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

        Prepayment rates in Table 6 represent the annualized principal prepayment rate in the most recent one, three and twelve month periods and over the life of the pool of loans. This information has not been presented for held-for-sale loans as we do not expect to own the loans for a period long enough to experience material repayments.

        Characteristics of the mortgage loans we own are provided in Tables 1 through 8. The operating performance of our mortgage loan portfolio, including net interest income, allowances for credit losses and effects of hedging are discussed under "Results of Operations" and "Interest Rate/Market Risk." Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under "Results of Operations."

Table 1 — Mortgage Loans by Credit Grade
(dollars in thousands)

			March 31, 2001			December 31, 2000

Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value

Held-for-sale:
AAA	0 x 30	97(B)	$16,887	10.03%	75.8%	$15,696	9.83%	73.8%
AA	0 x 30	95	27,665	10.41	83.1	25,335	10.07	81.4
A	1 x 30	90	15,403	10.40	78.8	15,209	10.35	80.3
A-	2 x 30	90	11,753	11.02	75.4	6,812	10.27	80.4
B	3 x 30, 1x 60,5 x 30, 2 x 60	85	8,779	11.21	77.9	5,719	10.54	78.0
C	1 x 90	75	1,721	11.63	69.5	740	10.77	69.7
D	6 x 30, 3 x 60,2 x 90	65	—	—	—	—	—	—
Other	Varies	97	16,106	11.95	93.8	7,823	11.95	93.8

			$98,314	10.76	81.3	$77,334	10.27	80.5

Held-in-portfolio:
AA	0 x 30	95	$50,687	10.09%	82.5%	$56,463	10.17%	82.6%
A	1 x 30	90	134,069	10.57	79.5	152,621	10.66	79.4
A-	2 x 30	90	78,197	11.28	81.7	88,617	11.30	81.7
B	3 x 30, 1x 605 x 30, 2 x 60	85	44,919	11.81	78.2	51,001	11.80	78.1
C	1 x 90	75	20,695	12.25	73.0	22,902	12.30	72.8
D	6 x 30, 3 x 60, 2 x 90	65	3,999	13.06	63.9	4,268	13.13	63.8

			$332,566	10.97	79.7	$375,872	11.02	79.7

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 2 — Mortgage Loans
Geographic Concentration
Percent Current Principal as of March 31, 2001

	Held-for-sale	Held-in-portfolio
Collateral Location
California	16	13
Florida	15%	16%
Michigan	7	3
Nevada	6	4
Ohio	6	3
Tennessee	4	4
Oregon	3	5
Washington	3	6
Texas	2	5
All other states	38	41

Total	100%	100%

Table 3 — Carrying Value of Mortgage Loans by Product/Type
(in thousands)

Product/Type	March, 31, 2001	December 31, 2000

Held-in-portfolio:
Two and three-year fixed	$139,198		$$166,627
Six-month LIBOR and one-year CMT	20,244		23,428
30/15-year fixed and balloon	173,124		185,817

Outstanding principal	332,566		375,872
Premium	6,832		7,745
Allowance for credit losses	(6,632)		(7,690)

Carrying Value	$$332,766		$$375,927

Carrying value as a percent of principal	100.06%		100.01%

Held-for-sale:
Two and three-year fixed	$$72,309	$	$ 54,500
Six-month LIBOR and one-year CMT	—		—
30/15-year fixed and balloon	26,005		22,834

Outstanding principal	98,314		77,334
Premium	1,098		997
Allowance for credit losses	(193)		(254)

Carrying Value	$99,219		$78,077

Carrying value as a percent of principal	100.92%		100.96%

Table 4—Mortgage Credit Analysis - Held-in-portfolio Loans
March 31, 2001
(dollars in thousands)

Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	Defaults as Percent of Original Principal
				60-89 days	90 days and greater	Foreclosure and REO	Total
Novastar Home Equity Series 1997-1:
A	$ 117,904	$20,212	75.6	—	2.0	5.6	7.6
A–	73,499	13,841	77.8	—	5.1	9.0	14.1
B	53,812	8,459	73.0	1.33	—	10.8	12.1
C	23,065	3,364	71.0	0.86	22.9	11.4	35.2
D	9,021	1,315	69.4	—	—	20.7	20.7
NovaStar Home Equity Series 1997-2:
AA	$ 3,153	$ 378	86.5	—	—	—	—
A	104,582	21,378	78.2	0.73	0.7	10.0	11.4
A–	63,660	11,979	82.2	4.29	4.1	6.1	14.5
B	36,727	6,914	78.5	1.74	0.7	16.2	18.7
C	11,354	2,973	69.9	—	2.1	5.1	7.2
D	1,529	512	59.7	8.86	—	7.0	15.9
NovaStar Home Equity Series 1998-1:
AA	$ 59,213	19,213	83.4	4.06	1.5	8.6	14.2
A	113,457	39,033	80.7	0.94	0.5	9.2	10.6
A–	63,100	21,753	81.8	1.74	4.1	9.8	15.7
B	38,249	11,374	78.3	0.67	0.6	13.1	14.4
C	22,908	6,501	75.5	—	2.1	13.9	16.0
C–	123	121	80.0	—	—	—	—
D	5,493	1,193	64.0	—	17.2	10.9	28.0
NovaStar Home Equity Series 1998-2:
AA	$ 64,851	30,315	81.9	0.68	1.1	4.5	6.3
A	113,557	54,006	83.2	1.75	3.0	10.5	15.2
A–	70,399	30,360	80.7	0.47	0.6	8.4	9.5
B	40,818	18,431	80.1	1.26	6.0	17.0	24.2
C	22,335	7,922	72.8	0.32	1.8	14.8	16.9
D	2,951	1,019	63.6	—	—	23.9	23.9

Total	$1,115,760	$332,566

Table 5 — Loss Analysis — Held-in-portfolio Loans
March 31, 2001
(dollars in thousands)

		Loans Repurchased From Trusts
	Cumulative Losses As Reported	Loss Amount	As a % of Original Balance	Total Losses
NHES 1997-1	1.69%	$3,503	1.27%	2.96%
NHES 1997-2	1.91	6,068	2.73	4.63
NHES 1998-1	1.54	7,255	2.40	3.94
NHES 1998-2	1.34	1,807	0.57	1.92

 Table 6 — Mortgage Loan Coupon and Prepayment Analysis
(dollars in thousands)

	Issue Date	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
								Three- month	Twelve- Month	Life

As of March 31, 2001 Held-in-portfolio — serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$47,191	$2,173	26%	11.51%	0.25
Series 1997-2	December 11, 1997	221,005	44,134	891	19	11.32	0.28	40	39	40
Series 1998-1	April 30, 1998	302,543	99,188	1,620	22	10.87	0.40	46	45	37
Series 1998-2	August 18, 1998	314,911	142,053	2,148	52	10.50	0.69	41	41	31

Total		$1,115,760	$332,566	$6,832	35%	10.86%	0.48	0.49

Held-for-sale:			$98,314	$1,098	79%	10.76%	3.01	Not meaningful

As of December 31, 2000 Held-in-portfolio — serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$52,282	$2,494	25%	11.80%	0.30	40	39	40
Series 1997-2	December 11, 1997	221,005	53,727	1,040	16	11.55	0.28	46	45	37
Series 1998-1	April 30, 1998	302,543	114,367	1,877	33	11.03	0.46	41	41	31
Series 1998-2	August 18, 1998	314,911	155,596	2,334	60	10.57	0.85	33	35	25

Total		$1,115,760	$375,972	$7,745	40%	11.02%	0.57

Held-for-sale:			$77,334	$997	81%	10.27%	3.19	Not meaningful

Mortgage Securities available-for-sale. During 2001, 2000 and 1999, $211 million, $570 million, and $165 million in loans were pooled in securitization transactions. These transactions were treated as sales for accounting and tax purposes. We service the loans sold in these securitizations and we retained the AAA-rated, interest-only and other subordinated securities issued in the securitizations. Under the section “Mortgage Loan Sales” we discuss the details of the loan securitization transactions.

As of March 31, 2001 and December 31, 2000, the carrying value of mortgage securities was $76.2 million and $46.6 million, respectively. This value represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that manages the collateral. In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgements about the nature of the loans. We believe the value of the securities is fair, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce income of future periods. Table 7 summarizes our mortgage securities and the underlying collateral and senior asset-backed bonds. Table 8 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

Table 7 — Mortgage Securities
March, 31, 2001 and December 31, 2000
(dollars in thousands)

	Estimated Fair Value of Mortgage Securities	Asset-Backed Bonds		Mortgage Loans
		Remaining Principal	Interest Rate	Remaining Principal	Weighted Average
					Coupon	Estimated Months to Call
March, 31, 2001
NMFT 1999-1	$ 5,900	$ 85,291	5.66	$ 88,360	10.60	54
NMFT 2000-1	16,500	198,199	4.63	202,017	10.20	61
NMFT 2000-2	28,700	317,685	4.76	323,603	10.60	62
NMFT 2001-1	25,107	413,082	5.31	209,502	10.54	69

Total	$76,207	$1,014,257		$823,482

December 31, 2000
NMFT 1999-1	$ 6,900	$ 96,521	6.23	$103,968	10.67	57
NMFT 2000-1	14,950	210,261	6.11	216,216	10.21	64
NMFT 2000-2	24,800	328,025	6.12	333,865	10.61	65

Total	$46,650	$ 634,807		$654,049

Table 8 — Characteristics of Loan Collateral and Valuation Assumptions

	March 31, 2001				December 31, 2000
NovaStar Mortgage Funding Trust Series:	1999-1	2000-1	2000-2	2001-1	1999-1	2000-1	2000-2
Constant prepayment rate (%).	29	30	30	29	32	32	32
Discount rate	16.5	14.8	15.0	20.0	16.5	14.8	15.0
As a percent of mortgage loan principal:
Delinquent loans (30 days and greater)	17.1	5.8	2.5	—	17.0	5.7	1.1
Loans in foreclosure	5.3	1.8	1.0	—	5.5	1.6	0.3
Real Estate Owned	5.6	1.3	0.1	—	4.2	0.1	—
Cumulative losses	1.2	—	—	—	1.0	—	—

          The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 8 through 14. The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.”

Table 9 — Loans Collateralizing Mortgage Securities
Credit Grade (dollars in thousands)

				March 31, 2001			December 31, 2000
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Valu e
AAA	0 x 30	97(B	)	$165,688	9.74%	80.9%	$143,673	9.71%	80.9%
AA	0 x 30	95		231,580	10.26	83.6	175,068	10.25	83.5
A	1 x 30	90		153,662	10.53	81.3	130,027	10.54	81.2
A–	2 x 30	90		102,547	10.70	78.1	86,660	10.65	81.3
B	3 x 30, 1x 60 5 x 30, 2 x 60	85		61,713	11.05	69.7	44,487	11.16	79.3
C	1 x 90	75		18,708	11.71	69.7	18,398	11.69	70.1
D	6 x 30, 3 x 60, 2 x 90	65		1,336	12.67	61.6	1,568	12.69	61.6
Other	Varies	97		88,248	11.57	93.0	54,168	11.44	92.7

				$823,482	10.50		$654,049

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 10 — Loans Collateralizing Mortgage Securities
Percent of Current Principal as of March 31, 2001

Collateral Location
Florida	14%
California	11
Michigan	9
Nevada	6
Ohio	6
Tennessee	5
Washington	5
Texas	3
Oregon	3
All other states	38

Total	100%

Table 11 — Loans Collateralizing Mortgage Securities
Carrying Value of Loans by Product/Type (in thousands)

Product/Type	March, 31, 2001	December 31, 2000
Two and three-year fixed	$595,077	$465,976
Six-month LIBOR and one-year CMT	2,876	2,492
30/15-year fixed and balloon	225,529	185,581

Outstanding principal	$823,482	$654,049

Mortgage securities retained	$ 76,207	$ 46,650

Table 12 — Loans Collateralizing Mortgage Securities
Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
							Three- month	Twelve- Month	Life
March 31, 2001 NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$ 88,360	64	10.61%	1.11	37	33	24
2000-1	March, 31, 2000	230,138	202,017	94	10.21	2.20	20	12	11
2000-2	September 28, 2000	339,688	323,603	91	10.60	2.28	11	—	8
2001-1	March 29, 2001	209,502	209,502	87	10.57	2.50	—	—	8

Total		$944,323	$823,482	88%	10.50%	2.19

December 31, 2000 NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$103,968	60	10.66	1.23	38	28	21
2000-1	March, 31, 2000	230,138	216,216	94	10.03	2.43	10	—	8
2000-2	September 28, 2000	339,502	333,865	90	10.57	2.49	5	—	5

Total		$734,635	$654,049	70%	10.66%	1.65

Table 13 — Loans Collateralizing Mortgage Securities
Mortgage Credit Analysis
March 31, 2001

Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	Defaults as Percent of Original Principal
				60–89 days	90 days and greater	Foreclosure and REO	Total
Total NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$ 4,024	$ 2,746	80.0	—	—	2.3	2.3
AA	30,772	17,175	85.1	—	—	5.8	5.8
A	50,693	27,383	82.3	0.7	0.62	10.9	12.2
A–	38,953	20,739	82.8	1.6	2.53	11.6	15.8
B	23,135	12,078	79.7	2.3	6.27	15.0	23.6
C	12,959	6,931	71.9	1.2	3.99	22.6	27.7
C–	47	46	49.0	—	—	—	—
D	4,412	1,262	61.6	—	—	32.5	32.5
NovaStar Mortgage Funding Trust Series 2000-1:
AAA	$ 85,222	$ 73,377	80.6	0.2	0.31	2.8	3.2
AA	55,874	49,834	82.9	0.6	0.34	2.2	3.1
A	36,422	32,781	80.2	0.2	0.77	3.2	4.1
A–	23,329	21,101	80.6	3.0	—	6.4	9.4
B	13,089	10,950	80.4	0.8	—	11.2	12.0
C	5,922	4,733	68.9	0.9	—	7.0	7.9
C–	335	238	51.7	—	—	—	—
D	51	50	58.0	—	—	—	—
Other	9,894	8,968	91.9	—	—	4.1	4.1
NovaStar Mortgage Funding Trust Series 2000-2:
AAA	$ 57,846	$ 54,117	81.6	0.3	—	0.1	0.4
AA	103,454	100,014	83.3	0.4	0.08	1.2	1.7
A	60,735	56,857	81.4	0.1	—	1.8	1.9
A–	39,939	38,547	81.1	—	0.43	1.9	2.3
B	19,843	19,286	76.6	—	—	1.1	1.1
C	4,275	3,610	67.4	1.4	—	—	1.4
C–	388	387	64.4	—	—	—	—
Other	53,208	50,784	92.9	—	—	1.0	1.0
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$ 34,480	$ 34,480	80.5	—	—	—	—
AA	64,807	64,807	84.1	—	—	—	—
A	36,217	36,217	81.4	—	—	—	—
A–	22,869	22,869	79.7	—	—	—	—
B	20,058	20,058	77.5	0.3	—	—	0.3
C	3,003	3,003	68.3	—	—	1.0	1.0
C–	134	134	85.1	—	—	—	—
Other	28,002	28,002	93.5	—	—	—	0.3

Table 14 — Mortgage Loss Analysis — Loans Collateralizing Mortgage Securities
March 31, 2001
(dollars in thousands)

		Loans Repurchased From Trusts
	Cumulative Losses As Reported	Loss Amount	As a % of Original Balance	Total Losses
NMFT 1999-1	0.91%	$423	0.26%	1.17%
NMFT 2000-1	0.01	2	0.00	0.01
NMFT 2000-2	0.01	16	0.00	0.01
NMFT 2001-1	—	—	—	—
           Assets Acquired through Foreclosure. As of March 31, 2001, we had 171 properties in real estate owned with a carrying value of $12.8 million (principal of $14.8 million) compared to 192 properties with a carrying value of $16.9 million (principal of $24.4 million) as of December 31, 2000.

          Short-term Financing Arrangements Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of two committed warehouse lines of credit. Amounts outstanding and available for borrowing are listed below.

Table 15 — Short-term Financing Resources
March, 31, 2001
(in thousands)

	Expiration	Maximum Borrowing Limit	Lending Value of Collateral	Borrowings	Availability
Cash					$10,533
First Union National Bank:
Mortgage loan warehouse line of credit	July 2001	$ 75,000	$ 66,718	$48,100	21,618
Mortgage loan repurchase agreement	July 2001	175,000	2,481	2,481	—
Mortgage securities repurchase agreement	April 2003	25,000	25,000	—	25,000
GMAC/Residential Funding Corporation — Mortgage loan warehouse line of credit	December 2001	60,000	23,984	17,685	6,298
Morgan Stanley Dean Witter	March 2002	100,000	25,000	25,000	—

Total		$435,000	$146,183	$93,266	$63,449

          Long-term Financing Arrangements On a long-term basis, we finance mortgage loans by issuing asset-backed bonds. Investors in asset-backed bonds are repaid based on the performance of the mortgage loans collateralizing the bonds. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to lines of credit and repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in NHES 97-01 and 25% for the loans in NHES 97-02, 98-01 and 98-02.

          Table 16 provides details for all asset-backed bonds, and the related collateral that we have issued.

Table 16 — Asset-backed Bonds
March, 31, 2001 and December 31, 2000
(dollars in thousands)

	Asset-Backed Bonds		Mortgage Loans
				Weighted Average
	Remaining Principal	Interest Rate	Remaining Principal (A)	Coupon	Estimated Months to Call
March, 31, 2001
NHES 1997-1	$ 43,617	5.53%	$ 47943	11.52	0
NHES 1997-2	42,091	5.57	45,850	11.39	0
NHES 1998-1	92,877	5.33	102,527	10.92	6
NHES 1998-2	140,392	5.26	148,599	10.52	19
Unamortized debt issuance costs, net	(788)

Total	$318,189

December 31, 2000
NHES 1997-2	$ 48,121	7.13%	5,2910	11.66	0
NHES 1998-1	51,114	6.91	5,5736	11.54	0
NHES 1998-1	105,780	6.92	117,121	11.05	9
NHES 1998-2	153,508	6.86	163,039	10.55	22
Unamortized debt issuance costs, net	(1,086)

Total	$357,437

(A)	Including assets acquired through foreclosure.

           Stockholders’ Equity. The increase in our stockholders’ equity as of March 31, 2001 compared to December 31, 2000 is a result of the following:

•	$3.0 million increase due to net income recognized for the three months ended March 31, 2001.

•
$300,000 net increase due to the restructuring of founders notes receivable and purchase of NFI Holding Corporation on January 1, 2001. This transaction resulted in a $5 million increase in equity due to a decrease in founders notes receivable with a corresponding $4.7 million decrease in equity as a result of repurchases of common stock. Refer to the December 31, 2000 Form 10-K for more detail regarding this transaction. As of March 31, 2001, we have purchased 2,428,445 shares of our common stock.

•	$6.4 million increase in unrealized gains on mortgage securities classified as available-for-sale.

•	$525,000 decrease due to dividends on Class B 7% cumulative convertible preferred stock.

Mortgage Loan Production

          Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 1,000 brokers are active customers and approximately 5,800 are approved. Loans are underwritten and funded in a centralized facility by our employees. We increased our sales force from 85 on January 1, 2001 to 91 on March 31, 2001. The increase has contributed to our significant increase in mortgage loan originations. Our sales force operates in 35 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

Table 17 — Wholesale Loan Originations
(dollars in thousands, except for average loan balance)

					Weighted Average
	Number	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	Credit Rating (A)	Coupon	Percent with Prepayment Penalty
2001:
First quarter	2,087	$244,639	$117,220	101.1%	82%	5.25	10.4%	82%
2000:
Fourth quarter	1,768	$208,232	$117,778	101.1%	82%	5.12	10.7%	86%
Third quarter	1,793	207,662	115,818	101.1	84	5.20	10.7	90
Second quarter	1,473	171,375	116,344	101.0	82	5.32	10.5	91
First quarter	1,232	132,072	107,201	101.1	80	5.45	10.2	93

Total	6,266	$719,341	$114,801	101.1	82	5.28	10.5	90

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 18 — Quarterly Mortgage Loan
Originations by State (based on original principal)

	2001	2000
Collateral Location	First	Fourth	Third	Second	First
California	17%	11%	11%	10%	10%
Florida	15	14	12	13	14
Michigan	8	9	10	11	11
Arizona	6	4	5	5	5
Ohio	5	6	7	8	7
Tennessee	4	4	4	6	7
Washington	3	3	5	5	5
All other states	42	40	35	30	30

          The following table presents a summary of our mortgage loan during 2001 and 2000 as a percent of the respective quarter’s beginning principal of mortgage loans held in warehouse and loan origination principal.

Table 19 — Mortgage Loan Activity

	Sold to Third Parties	Sold in Securitizations	Held in Warehouse	Payments	Total
2001
First quarter	3%	66%	30%	1%	100%

2000
Fourth quarter	9	55	34	2	100
Third quarter	9	60	30	1	100
Second quarter	12	44	43	1	100
First quarter	20	53	26	1	100

Results of Operations

Presentation

On January 1, 2001, we purchased the voting common shares of NFI Holding Corporation. Previously, two members of NovaStar management owned these securities. The assets and liabilities and operating results of NFI Holding Corporation were not consolidated with that of NovaStar Financial. Beginning January 1, 2001, the financial statements of NFI Holding Corporation are consolidated with those of NovaStar Financial. For comparative purposes, we have presented prior period information as if the financial results of NFI Holding had been consolidated with those of NovaStar Financial in relevant analyses that follow. In these cases, we have marked the proforma information accordingly. Table 20 is a presentation of proforma consolidated operating results.
Table 20—NOVASTAR FINANCIAL, INC.
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share amounts)
	For the Three Months Ended March 31,
	2001	Pro Forma 2000
Interest income:
Mortgage loans	$12,740	$16,203
Mortgage securities	1,350	266

Total interest income	14,090	16,469
Interest expense	8,516	11,735

Net interest income before provision for credit losses	5,574	4,734
Provision for credit losses	(519)	(1,430)

Net interest income	5,055	3,304
Prepayment penalty income	250	494
Premiums for mortgage loan insurance	(437)	(365)
Loan servicing income	6,204	667
Gain on sale of mortgage assets	5,023	2,666
Other income	447	364
General and administrative expenses:
Compensation and benefits	6,685	3,288
Travel and public relations	1,897	276
Office administration	1,790	1,521
Loan expense	519	189
Professional and outside services	414	526
Other	518	118

Total general and administrative expenses	11,823	5,918

Net income before cumulative effect of change in accounting principle	4,719	1,212
Cumulative effect of change in accounting principle	(1,706)	—

Net income	3,013	1,212
Dividends on preferred shares	(525)	(525)

Net income available to common shareholders	$ 2,488	$ 687

          Table 21 is a summary of income by our primary operating units. Mortgage portfolio operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off-balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Branch management costs include the corporate-level income and costs to support branch operations. Each of these operations is discussed below.

Table 21 — Divisional Operations
Three Months Ended March 31, 2001

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Net interest income	$3,511	$2,063	—	—	$ 5,574
Provision for losses	(480)	(39)	—	—	(519)
Prepayment penalty income	250	—	—	—	250
Mortgage insurance	(240)	(197)	—	—	(437)
Gains (loss) on sales of loans	(22)	5,045	—	—	5,023
Fee income (expense)	(479)	1,393	4,840	450	6,204
Other income (expense)	51	(1,310)			(1,259)
General and administrative expenses	(760)	(5,729)	(4,840)	(494)	(11,823)

Net income	$1,831	$1,226	$ —	($44)	$ 3,013

          During the three months ended March, 31, 2001, we earned net income of $3.0 million, $0.30 per diluted share, compared with net income of $1.2 million, $0.09 per diluted share, for the three months ended March 31, 2000.

          Our primary sources of revenue are interest earned on our mortgage loan portfolio and securities, prepayment penalty income and gains from the sales and securitizations of mortgage loans.

Net Interest Income

          Table 22 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended March 31, 2001 and 2000.

          Interest Income. During the three months ended March 31, 2001, mortgage loans earned $12.7 million, or a yield of 10.32%, compared with $16.2 million, or a yield of 9.7% for the same period of 2000. Mortgage securities income for 2001 consists of earnings on mortgage securities that we retained in our securitizations of mortgage loans as discussed above. In total, assets earned $14.1 million or a yield of 9.80% for the three months ended March 31, 2001. During the same period of 2000, assets earned $16.5 million or a 10.6% yield. As noted in Table 22, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income on adjustable-rate mortgages.

          Interest Expense. The cost of borrowed funds was $8.5 million for the three months ended March 31, 2001, or 6.8% of average borrowings compared with $11.7 million, or 7.0% for the same period of 2000. Average interest-bearing liabilities for the three months ended March, 31, 2001 consisted primarily of financing costs on our asset-backed bonds.

          Our asset-backed bonds are indexed to LIBOR. During the three months ended March 31, 2001, one-month LIBOR averaged 5.51% compared with 5.92% for same period of 2000. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

Table 22 — Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Three months ended March 31, 2001
Interest-earning mortgage assets	$493,852	$12,740	10.32%	$35,613	$1,350	15.15%	$529,966	$14,090	10.63%

Interest-bearing liabilities:
Asset-backed bonds	$341,598	5,763	6.75%				341,598	5,763	6.75%
Other borrowings	135,113	2,406	7.12	25,000	481	7.69	160,113	2,887	7.24

Cost of derivative financial instruments hedging liabilities		(133)						(133)

Total borrowings	$476,711	8,036	6.74	25,000	480	7.69	501,711	8,516	6.79

Net interest income		$ 4,704			$ 870			$ 5,574

Net interest spread			3.58			7.46			2.26

Net yield			3.81			9.76			4.21

Three months ended March 31, 2000 (proforma)
Interest-earning mortgage assets	$669,053	$16,203	9.70%	$ 6,375	$ 266	16.50%	$675,429	$16,409	9.77%

Interest-bearing liabilities:
Asset-backed bonds	$557,238	$ 9,334	6.63%	$ —	$ —	—%	$557,238	$ 9,334	6.63%
Other borrowings	109,560	2,099	7.58	—	—	—	109,560	2,099	7.58

Cost of derivative financial instruments hedging liabilities		302			—	—		302

Total borrowings	$666,799	11,735	6.96	$ —	—	—	$666,799	11,735	6.96

Net interest income		$ 4,468			$ 266			$ 4,734

Net interest spread			2.74			16.50			2.81

Net yield			2.64			16.50			2.77

          Net Interest Income and Spread. Net interest income on mortgage loans for the three months ended March 31, 2001 was $4.7 million compared with $4.5 million for the same period in 2000. Net interest spread on mortgage loans was 3.6% and 2.7%, respectively, for the three months ended March 31, 2001 and 2000. Net interest income on mortgage securities during the three months ended March, 31, 2001 was $870,000, or 7.5% of average interest-earning mortgage securities compared with $266,000 and 16.5% for the same period of 2000. The volume of assets and liabilities and how well the spread between earnings on assets and the cost of funds is managed will dictate future net interest income.
          Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing it to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements to which we are a party allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets.

Provisions for Credit Losses

          We originate and own loans in which the borrower possesses credit risk higher than that of conforming borrowers. Delinquent loans and losses are expected to occur. Provisions for credit losses are made in amounts considered necessary to maintain an allowance at a level sufficient to cover probable losses inherent in the loan portfolio. Charge-offs are recognized at the time of foreclosure by recording the value of real estate owned property at its estimated realizable value. One of the principal methods used to estimate expected losses is a delinquency migration analysis. This analysis takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date.

          We use several techniques to mitigate credit losses, including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. Loans are charged off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. While short sales have served to reduce the overall severity of losses incurred, they also accelerate the timing of losses. As discussed further under the caption “Premiums for Mortgage Loan Insurance”, lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal. Management also believes aggressive servicing is an important element to managing credit risk.

          During the three months ended March 31, 2001, we made provisions for losses of $519,000 and incurred net charge-offs of $1.6 million, compared to $1.6 million and $2.9 million during the same period of 2000. Charge-offs during the first quarter of 2001 include $114,000 resulting from short sale transactions and loans charged off in full compared with $191,000 during the same period of 2000.

Table 23 — Quarterly Activity—Allowance for Credit Losses
(in thousands)

	2001	2000
	March 31	December 31	September 30	June 30	March 31
Beginning balance	$7,944	$8,701	$9,770	$10,230	$11,817
Provision for credit losses	519	1,460	1,252	1,336	1,430
Amounts charged off, net of recoveries	(1,638)	(2,217)	(2,321)	(1,796)	(3,017)

Ending balance	$6,825	$7,944	$8,701	$ 9,770	$10,230

Prepayment Penalty Income

          A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. During the three months ended March, 31, 2001, 93% of the mortgage loans we originated had prepayment penalties, as compared to 93% during the same period of 2000. As of March, 31, 2001, 54% our mortgage loan portfolio had prepayment penalties. Prepayment penalty income was $250,000 and $489,000 during the three months ended March, 31, 2001 and 2000, respectively. The decrease is due to the seasoning of the portfolio and the expiration of prepayment penalties.

Premiums for Mortgage Loan Insurance

          We purchase mortgage insurance on substantially all of the loans we originate. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. As of March 31, 2001, approximately 73% of the loans we service are covered by mortgage insurance. By the end of April 2001, this number increased to 93%.

          Premiums for mortgage insurance on loans maintained on our balance sheet are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance.”

          It is important to note that substantially all of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. This serves to reduce credit loss exposure in those mortgage pools. Insurance premiums on these loans are paid from the collateral proceeds and, therefore, are not included in the amount of total premium expense in our statement of operations.

Sales of Mortgage Loans

          During 1999, 2000 and 2001, we executed securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retained the interest-only and subordinated securities. In addition, we continue to service the loan collateral. Accounting principles require us to record these transactions as loan sales. Whole loan sales have also been executed whereby we sell loans outright.

Table 24 — Quarterly Mortgage Loan Sales
(dollars in thousands)

	Outright Mortgage Loan Sales				Mortgage Loans Transferred in Securitizations
	Principal Amount	Net Gain Recognized	Weighted Average Price To Par		Principal Amount	Net Gain Recognized
2001:
First quarter	$ 10,773	$ 262	102.9(A	)	$211,420	$4,944

2000:
Fourth quarter	$ 46,158	$1,666	104.6		$151,277	$3,227
Third quarter	50,334	1,552	104.4		188,734	3,584
Second quarter	27,799	661	103.8		101,675	1,392
First quarter	48,548	1,204	104.0		128,121	1,544

Total	$172,839	$5,083	104.2		$569,857	$9,747

(A)
Includes sales of loans in our highest credit category, which have relatively low coupons. Average price of 102.9 represent market prices for similar loans, but are lower than market prices for high coupon loans such as those sold in prior quarters.

          In the outright sales of mortgage loans, we retain no assets or servicing rights. For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these assets are determined by discounting estimated future cash flows using the cash out method. The following table details the significant assumptions used to determine the value of the resulting retained assets at the time of securitization.

Table 25 — Mortgage Loans Transferred in Securitizations—Valuation Assumptions at Closing

	Constant Prepayment Rate	Total Projected Default Rate (% of original principal) (A)	Discount Rate
NovaStar Mortgage Funding Trust Series:
1999-01	25 to 30	2.5%	16.5%
2000-01	25 to 30	1.0	14.8
2000-02	25 to 30	1.0	15.0
2001-01	25 to 30	1.2	20.0

(A)	After the effect of mortgage insurance.

Fee Income

          Fee income primarily consists of fees from two sources—servicing fees from investors and borrowers and broker fees from loan investors. As a loan servicer, we collect normal fees for servicing loans that collateralize asset-backed bonds. These fees are generated at the rate of 50 basis points of the principal balance and are earned as interest is collected from borrowers. In addition, we collect fees directly from the borrower in the normal course of servicing loans for such items as late payment assessments and processing fees for special handling.

          Loan investors who fund the loans we broker pay fees to our branches. These fees constitute standard broker “premiums” for the types of loans we broker. As discussed below under Branch Operations, the net income of the branches accrues to the branch manager.

General and Administrative Expenses

Table 26 — General and Administrative Expenses
(dollars in thousands)

	Quarter Ended March 31,
	2001	2000
		(Pro forma)
Quarter ended March 31, 2001

Compensation and benefits	$ 6,685	$3,288
Travel and entertainment	1,897	276
Office administration	1,790	1,521
Loan expense	519	189
Other	518	118
Professional and outside services	414	526

Total general and administrative expenses	$11,823	$5,918

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

Cost of production. Our quarter-to-quarter wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, we introduced
Internet Underwriter®:, “IU”, a web-based origination system that has allowed us to increase production volumes without adding proportionate infrastructure. Account executive costs typically are higher in the first few months of employment and are expected to decline as the sales force becomes more productive with added experience and exposure to our loan products and markets.

Table 27 — Wholesale Loan Costs of
Production, as a Percent of Principal

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost
2001:
First quarter	2.3	0.7	3.0

2000:
Fourth quarter	2.8	0.5	3.3
Third quarter	2.6	0.5	3.1
Second quarter	3.0	0.5	3.5
First quarter.	3.3	0.5	3.8

Table 28 — Divisional Operations—General and Administrative Expenses
Three Months Ended March 31, 2001

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Compensation and benefits	$442	$3,513	$2,475	$255	$6,685
Office administration	123	1,165	413	89	1,790
Professional and outside services	195	207	3	9	414
Loan expense	—	461	58	—	519
Travel and entertainment	11	310	1,549	27	1,897
Other	(11)	73	342	114	518

Total	760	5,729	4,840	494	11,823

Mortgage Loan Servicing

          Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Non-conforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters.

Table 29 — Summary of Servicing Operations

	2001	2000
	March 31	December 31	September 30	June 30	March 31
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$1,263,773		$1,112,615		$1,016,951		$970,026		$872,702

Units	11,999		10,774		10,041		9,683		8,919

Servicing income, net of amortization of mortgage servicing rights	$1,465	0.46	$ 1,473	0.53	$ 1,392	0.55	$ 1,321	0.54	$ 1,219	0.56
Costs of servicing	1,238	0.39	1,185	0.43	1,095	0.43	1,015	0.42	1,064	0.49

Net servicing income	$ 227	0.07	$ 288	0.10	$ 297	0.12	$ 306	0.12	$ 155	0.07

Annualized costs of servicing per unit	$ 412.70		$ 439.95		$ 436.21		$ 419.29		$ 477.18

Branch Operations

          We operate our mortgage brokerage unit under the name NovaStar Home Mortgage, Inc. Our first branch was opened in December 1999. Following is a summary of the operations.

Table 30 — Branch Operations
(dollars in thousands)

	2001	2000
	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	84	63	48	25	16
Loans originated	1,126	867	533	272	103
Fee income	$4,840	$3,955	$2,283	$1,093	$330
General and administrative costs	$4,840	$3,662	$2,277	$1,093	$328
Personnel	288	252	162	107	81

          Under our agreements with branch managers, fee income generated by the branches, excluding our management fee, is paid to the branch manager as compensation. Fees we retain are designed to cover our management costs and generate a profit. For the fees we retain, we provide administrative functions for the branches, including accounting, human resources, license/registration and loan investor management. The following table summarizes the branch management fee income and costs.

Table 31 — Branch Management
(dollars in thousands)

	2001	2000
	March 31	December 31	September 30	June 30	March 31
Fee income	$450	$343	$210	$101	$31
General and administrative costs	494	590	362	219	93
Personnel	15	12	11	6	5

Liquidity and Capital Resources

        Liquidity means the need for, access to and uses of cash. The primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements.

        Mortgage lending requires significant cash to fund loan originations and for operating costs. Our warehouse lending arrangements, including repurchase agreements, are used to support the mortgage lending operation. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Loans we originate can be sold to third a party, which also generates cash to fund on-going operations. We believe we can operate indefinitely in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure. Our liquidity position is shown under "Financial Condition - Short-term Financing Arrangements."

        Cash activity during the three months ended March 31, 2001 and 2000 are presented in the consolidated statement of cash flows.

        Our capital has come from
a private placement offering of preferred stock, raising net proceeds of $47 million.
an initial public offering of common stock, raising net proceeds of $67 million, and a private offering of convertible preferred stock, raising net proceeds of $29 million.

        We use capital when financing loans on a long-term basis. Under short-term financing arrangements, we can borrow up to the lessor of 98% of the face amount or 95% of the market value of our loans. In long-term financing (i.e. in the form of asset-backed bonds) we can finance approximately 95% of the market value of the loans. Capital is used to fund the difference between the financed portion and the full loan cost.

        During 2000 and 2001, a portion of the loans we originated were sold to third parties and in securitization transactions treated as sales for tax and financial reporting purposes. In doing so, we do not use capital. In fact, if the sales prices are above the full cost to originate loans, this method of operation will generate capital.

        During 2001, we expect to finance 75% or more of the loans we produce. The remainder will be sold to third parties. We currently have excess capital to support this mode of operation. When we fully deploy our capital, we expect to either raise more equity from the capital markets or sell enough loans so that we operate without the need for additional capital.

Inflation

        Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive company performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with generally accepted accounting principles and dividends are based on taxable income. In each case, financial activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Impact of Recently Issued Accounting Pronouncements

        Note 1 of the consolidated financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2000 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

        Our investment policy sets the following general goals:
(1)	Maintain the net interest margin between assets and liabilities, and
(2)	Diminish the effect of changes in interest rate levels on the market value of NovaStar Financial.

        Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, we may sell loans we originates. Financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as we resume acquisition and retention of mortgage loans.

        Interest Rate Risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of March, 31, 2001 borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the "2/28" loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

        The following are summaries of the analysis as of March 31, 2001.

Table 32 — Interest Rate Sensitivity-Income
March, 31, 2001
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)

	(100)	Base	100
Income from:
Assets	$103,707	$105,554	$107,210
Liabilities (B)	57,107	66,577	76,309
Interest rate agreements	(1,299)	(1,299)	(1,291)

Net interest income	$45,301	$37,678	$29,610

Cumulative change in net interest income from base
Percent change in net interest income from base	18.8	—	(21.3)

Percent change of capital (C)	6.5	—	(6.9)

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(B)	Includes debt issuance costs, amortization of loan premiums, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income as a percent of total stockholders' equity as of March 31, 2001.

Table 33 —Interest Rate Sensitivity—Market Value
March 31, 2001
(dollars in thousands)

	Basis Point Increase (Decrease)in Interest Rate(A)

	(100)	100

Change in market values of:
Assets	$9,564	$(12,220)
Liabilities	(1,876)	2,176
Interest rate agreements	(3,825)	5,677)

Cumulative change in market value	$3,863	$(4,367)

Percent change of market value portfolio equity (B)	3.9%	(4.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2001.

        Interest Rate Sensitivity Analysis. The values under the heading "Base" are management's estimates of spread income for assets, liabilities and interest rate agreements on March 31, 2001. The values under the headings "100" and "(100)" are management's estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

        The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift, up or down, in interest rates would result in 25 percent or more cumulative decrease in income from base, or a 10% cumulative decrease in market value from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. The Board of Directors reviews and approves our interest rate sensitivity and hedged position quarterly. Although management also evaluates the portfolio using interest rate increases and decreases less than and greater than one percent, management focuses on the one percent increase.

        Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of March 31, 2001.

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

        Projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial's loans shown in Table 6 are weighted average speeds of all loans in each deal.

        As shown in Table 6, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long term prepayment rates used in the interest rate sensitivity analysis. This table also indicates that as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

        Hedging with Off-Balance-Sheet Financial Instruments. In order to address a mismatch of assets and liabilities, the hedging section of the investment policy is followed, as approved by the Board. Specifically, the interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of adjustable-rate mortgage loans and related borrowings.

        We use interest rate cap and swap contracts to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in the best interest of NovaStar Financial, given the cost of hedging transactions and the need to maintain REIT status.

        We seek to build a balance sheet and undertake an interest rate risk management program that is likely, in management's view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

        Interest rate cap agreements are legal contracts between us and a third party firm or "counter-party". The counter-party agrees to make payments to us in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly premium payments or have chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate.

        Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of March, 31, 2001, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters of Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit Listing

Exhibit No.	Description of Document

3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4***	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

10.10a	Promissory Note by Scott F. Hartman to the Registrant, dated January 1, 2001.

10.11a	Promissory Note by W. Lance Anderson to the Registrant, dated January 1, 2001.

11.1	Statement regarding computation of per share earnings.

21.1	Subsidiaries of the Registrant
__________
*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10K filed by the Registrant with the SEC on March 20, 2000.

We filed Form 8-K on January 3, 2001 regarding NovaStar Financial, Inc.'s purchase of all the common shares of NFI Holding Corporation from the founders and a restructure of founders' notes receivable.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 11, 2001	/s/ Scott F. Hartman
Scott F. Hartman Chairman of the Board, Secretary and Chief Executive Officer (Principal Executive Officer)

DATE: May 11, 2001	/s/ Rodney E. Schwatken
Rodney E. Schwatken Vice President, Treasurer and Controller (Principal Accounting Officer)