Form 10-Q
period 2001-06-30
NOVASTAR FINANCIAL INC
filed 2001-08-14
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to____________________ .

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

Yes  X   No__

The number of shares of the registrant’s common stock outstanding as of August 10, 2001 was 5,752,845.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2001
INDEX

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2001 (unaudited)	December 31, 2000

Assets
Cash and cash equivalents	$13,887	$2,518
Mortgage loans – held-in-portfolio	290,365	375,927
Mortgage loans – held-for-sale	228,544	–
Mortgage securities – available-for-sale	71,900	46,650
Accrued interest receivable	7,370	9,151
Advances to and investment in NFI Holding
Corporation	–	45,415
Assets acquired through foreclosure	13,282	13,054
Other assets	12,457	1,767

Total assets	$637,805	$494,482

Liabilities and Stockholders’ Equity
Liabilities:
Warehouse borrowings	$41,227	$–
Asset-backed bonds	279,176	357,437
Mortgage securities repurchase agreements	178,050	25,000
Accounts payable and other liabilities	12,898	3,601
Dividends payable	1,300	525

Total liabilities	512,651	386,563

Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares
authorized:
Class B, convertible preferred stock, 4,285,714
shares issued and outstanding, respectively	43	43
Common stock, 5,717,095 and 6,094,595 shares
issued and outstanding, respectively	57	61
Additional paid-in capital	137,325	141,997
Accumulated deficit	(32,601)	(37,976)
Accumulated other comprehensive income	21,654	10,168
Notes receivable from founders	(1,324)	(6,374)

Total stockholders’ equity	125,154	107,919

Total liabilities and stockholders’ equity	$637,805	$494,482

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2001	2000	2001	2000
Interest income:
Mortgage loans	$22,749	$24,590	$10,009	$11,778
Mortgage securities	3,958	878	2,608	612

Total interest income	26,707	25,468	12,617	12,390
Interest expense:
Financing on mortgage loans	13,376	18,641	5,340	8,943
Financing on mortgage securities	1,016	151	536	151

Interest expense	14,392	18,792	5,876	9,094

Net interest income before provision for credit losses	12,315	6,676	6,741	3,296
Provision for credit losses	1,638	2,792	1,119	1,213

Net interest income	10,677	3,884	5,622	2,083

Prepayment penalty income	498	983	248	494
Premiums for mortgage loan insurance	(1,129)	(707)	(692)	(342)
Loan servicing income (expenses)	12,290	(1,383)	6,086	(687)
Gain (loss) on sale of mortgage assets	9,563	(38)	4,540	54
Other income	791	176	344	86
Equity in net income (loss) of NFI Holding Corporation	–	(141)	–	(840)

General and administrative expenses:
Net fees for other services provided by NovaStar
Mortgage, Inc.	–	(2)	–	(5)
Compensation and benefits	13,069	717	6,384	333
Travel and public relations	3,957	–	2,060	–
Office administration	3,388	401	1,598	230
Loan expense	924	–	405	–
Professional and outside services	1,010	257	596	127
Other	1,435	43	917	17

Total general and administrative expenses	23,783	1,416	11,960	702

Income before cumulative effect of a change in accounting principle	8,907	1,358	4,188	146
Cumulative effect of a change in accounting principle	(1,706)	–	–	–

Net income	7,201	1,358	4,188	146
Dividends on preferred shares	(1,082)	(1,050)	(557)	(525)

Net income (loss) available to common shareholders	$6,119	$308	$3,631	$(379)

Basic earnings (loss) per share – before cumulative effect of a change in
accounting principle	$0.89	$0.04	$0.42	$(0.05)

Diluted earnings (loss) per share – before cumulative effect of a change
in accounting principle	$0.87	$0.04	$0.40	$(0.05)

Basic loss per share due to the cumulative effect of a change in
accounting principle	$(0.17)	$–	$–	$–

Diluted loss per share due to the cumulative effect of a change in
accounting principle	$(0.17)	$–	$–	$–

Basic earnings (loss) per share	$0.72	$0.04	$0.42	$(0.05)

Diluted earnings per share	$0.70	$0.04	$0.40	$(0.05)

Weighted average basic shares outstanding	10,005	7,181	10,002	7,020

Weighted average diluted shares outstanding	10,350	7,189	10,491	7,020

Dividends declared per common share	$0.13	$–	$0.13	$–

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended June 30,

	2001	2000
Net cash provided by (used in) operating activities:	$(138,881)	$9,523
Cash flow from investing activities:
Mortgage loan repayments	70,811	110,960
Transfer of available-for-sale securities	(19,102)	(13,233)
Sales of assets acquired through foreclosure	12,975	14,926
Proceeds from paydowns on available-for-sale securities	6,921	826
Net assets acquired during acquisition of NFI Holding Corporation	1,242	–
Net change in advance to NFI Holding Corporation	–	(11,233)

Net cash provided by investing activities	72,847	102,246
Cash flow from financing activities:
Payments on asset-backed bonds	(78,856)	(108,563)
Change in short-term borrowings	157,377	–
Proceeds from issuance of capital stock and exercise of equity instruments,
net of offering costs	6	25
Dividends paid on preferred stock	(1,050)	(1,050)
Common stock repurchases	(74)	(2,025)

Net cash used in financing activities	77,403	(111,613)

Net increase (decrease) in cash and cash equivalents	11,369	156
Cash and cash equivalents, beginning of period	2,518	2,395

Cash and cash equivalents, end of period	$13,887	$2,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,402	$18,778

Dividends payable	$1,300	$525

Non-cash activities related to purchase of NFI Holding Corporation:
Operating activities:
Increase in real estate owned	$(892)	$–

Increase in other assets	$(11,132)	$–

Decrease in other liabilities	$9,422	$–

Investing activities:
Cash received in purchase	$(872)	$–

Increase in mortgage loans	$(81,733)	$–

Decrease in investment in/advances to NFI Holding Corp	$48,307	$–

Investing activities:
Increase in borrowings	$36,900	$–

Increase in additional paid-in capital	$370	$–

Non-cash financing activities related to founders’ notes receivable:
Decrease in founders’ notes receivable	$(4,611)	$–

Increase in additional paid-in capital	$4,611	$–

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 (Unaudited)

Note 1. Financial Statement Presentation

     The consolidated financial statements as of and for the periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the balance sheets and results of operations. The consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

Note 2. Implementation of Accounting Pronouncements

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133,” SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. Generally, SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings. In addition, the pronouncement requires that the time value of purchased options be recorded at fair value as an adjustment directly to earnings. The Company adopted SFAS No. 133 on

January 1, 2001 and recorded a charge to earnings of $1.7 million. The transition adjustment resulted from adjusting the carrying value of certain interest rate cap agreements to their fair value.

     The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on liabilities of the Company adjust daily or annually, while interest rates on the Company’s assets adjust annually, or not at all. The Company has determined that all of our derivative instruments (interest rate caps and swaps) qualify as cashflow hedges and accounts for these instruments accordingly. As discussed above, a $1.7 million transition adjustment resulting from the adoption of SFAS No. 133 was recorded on the income statement as a separate line item. In addition, the Company recorded an additional derivatives loss of $243,000 during the first six months of 2001. This amount is included in the amount reported as “Financing on mortgage loans” on the income statement. The amount of the cash flow hedges’ ineffectiveness was immaterial as of June 30, 2001.

     During September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” Although SFAS No. 140 revises many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Disclosure about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. Implementation of the recognition and classification portion of SFAS No. 140 had no impact on the financial statements of the Company. Accounting for future transfers of assets will be evaluated based on the terms of the individual transactions.

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No.141 prohibits using the pooling-of-interests method in accounting for business combinations and, therefore, the purchase method must be used. The provisions of the statement apply to all business combinations initiated after June 30, 2001.

     SFAS 142 supersedes Accounting Principals Board (APB) Opinion No. 17, “Intangible Assets” and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. The statement ceases the amortization of goodwill. The statement is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

     Adoption of SFAS No. 141 and 142 will not have a material effect on our consolidated financial statements.

     During 1999, the FASB issued EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Effective April 1, 2001, EITF No. 99-20 provides guidance on the recognition of interest income from, and measurement of retained beneficial interests. The implementation of EITF 99-20 did not have a material effect on our consolidated financial statements.

     During 2001, the FASB issued EITF D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.” EITF D-95 requires participating securities that are convertible into common stock be included in the computation of basic EPS. In accordance with the requirements of this standard, previously reported earnings per share have been restated.

Note 3. NovaStar Mortgage Funding Trust Series 2001-1

     On March 29, 2001, NovaStar Mortgage executed a securitization transaction that, for financial reporting and tax purposes, was treated as a sale. As part of this transaction, NovaStar Mortgage sold $415 million in loans. The loans were sold to NovaStar Mortgage Funding Trust Series (NMFT) 2001-1, which issued asset-backed bonds of $415 million. NovaStar Financial retained the AAA-rated interest only and subordinated securities that were issued by NMFT 2001-1, with a carrying value of $31.2 million as of June 30, 2001. A gain of $8.9 million was recognized on this transaction.

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
  As of June 30, 2001, there were 86 active branches in 34 states operating under the NovaStar Home Mortgage name.

Financial Condition of NovaStar Financial, Inc. as of June 30, 2001 and December 31, 2000

     Mortgage Loans. Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” A majority of our loans serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of June 30, 2001 was $290 million compared to $376 million as of December 31, 2000.
     Loans we have originated, but have not yet securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans.
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

     Characteristics of the mortgage loans we own are provided in Tables 1 through 6. The operating performance of our mortgage loan portfolio, including net interest income, allowances for credit losses and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.”

Table 1 — Mortgage Loans by Credit Grade
(dollars in thousands)

					June 30, 2001		December 31, 2000

						Weighted			Weighted
	Allowed	Maximum			Weighted	Average		Weighted	Average
Credit	Mortgage	Loan-		Current	Average	Loan-to-	Current	Average	Loan-to-
Grade	Lates (A)	to-value		Principal	Coupon	Value	Principal	Coupon	Value

Held-in-portfolio:
AA	0 x 30	95		$44,646	9.90%	82.3%	$56,463	10.17%	82.6%
A	1 x 30	90		118,313	10.40	79.7	152,621	10.66	79.4
A-	2 x 30	90		69,386	11.05	81.7	88,617	11.30	81.7
B	3 x 30, 1x 60	85		37,078	11.61	78.2	51,001	11.80	78.1
	5 x 30, 2 x 60
C	1 x 90	75		17,896	12.09	72.6	22,902	12.30	72.8
D	6 x 30, 3 x 60, 2 x 90	65		3,458	12.82	65.1	4,268	13.13	63.8

				$290,777	10.66	79.8	$375,872	11.02	79.7

Held-for-
sale:
AAA	0 x 30	97	(B)	$46,051	9.63%	74.7%	$15,696	9.83%	73.8%
AA	0 x 30	95		73,122	9.82	79.3	25,335	10.07	81.4
A	1 x 30	90		42,493	10.18	80.0	15,209	10.35	80.3
A-	2 x 30	90		17,573	10.03	80.4	6,812	10.27	80.4
B	3 x 30, 1x 60,5 x 30, 2 x 60	85		15,087	10.15	75.3	5,719	10.54	78.0
C	1 x 90	75		2,005	10.72	67.8	740	10.77	69.7
D	6 x 30, 3 x 60,2 x 90	65		—	—	—	—	—	—
Other	Varies	97		29,738	10.72	67.8	7,823	11.95	93.8

				$226,069	9.98	79.7	$77,334	10.27	80.5

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 2 — Mortgage Loans
Geographic Concentration
Percent Current Principal as of June 30, 2001

	Held-for-sale	Held-in-portfolio
Collateral Location
California	18%	13%
Florida	16	16
Michigan	7	3
Ohio	5	4
Nevada	4	4
Tennessee	4	4
Washington	3	6
Oregon	2	4
Texas	2	5
All other states	39	41

Total	100%	100%

Table 3 — Carrying Value of Mortgage Loans by Product/Type
(in thousands)

Product/Type	June 30, 2001	December 31, 2000

Held-in-portfolio:
Two and three-year fixed	$114,782	$166,627
Six-month LIBOR and one-year CMT	18,320	23,428
30/15-year fixed and balloon	157,675	185,817

Outstanding principal	290,777	375,872
Premium	5,886	7,745
Allowance for credit losses	(6,298)	(7,690)

Carrying Value	$290,365	$375,927

Carrying value as a percent of principal	99.86%	100.01%

Held-for-sale:
Two and three-year fixed	$166,607	$54,500
Six-month LIBOR and one-year CMT	—	—
30/15-year fixed and balloon	59,462	22,834

Outstanding principal	226,069	77,334
Premium	2,596	997
Allowance for credit losses	(121)	(254)

Carrying Value	$228,544	$78,077

Carrying value as a percent of principal	101.09%	100.96%

Table 4 — Mortgage Credit Analysis – Held-in-portfolio Loans June 30, 2001 (dollars in thousands)

				Defaults as Percent of Current Principal

Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total

NovaStar Home Equity Series 1997-1:
A	$117,904	$17,629	75.6	1.5	1.6	4.6	7.8
A-	73,499	11,841	77.6	0.6	2.5	10.0	13.2
B	53,812	7,071	73.2	5.4	3.8	5.7	14.9
C	23,065	3,176	71.0	17.6	0.9	2.0	20.5
D	9,021	1,248	69.4	—	—	7.2	7.2
NovaStar Home Equity Series 1997-2:
AA	$3,153	$357	86.5	—	—	—	—
A	104,582	18,577	79.1	3.2	1.1	9.6	13.8
A-	63,660	10,871	83.1	0.6	5.1	6.0	11.7
B	36,727	6,328	79.5	1.6	3.6	15.7	20.9
C	11,354	2,651	69.8	—	—	5.7	5.7
D	1,529	512	59.7	9.3	—	7.3	16.5
NovaStar Home Equity Series 1998-1:
AA	$59,213	16,328	83.4	0.4	1.4	7.5	9.3
A	113,457	33,183	80.9	1.4	1.4	8.9	11.6
A-	63,100	18,539	81.8	2.3	4.2	11.7	18.1
B	38,249	9,251	78.7	5.9	1.1	14.4	21.4
C	23,029	5,112	75.0	8.8	7.3	10.9	27.1
D	5,495	1,001	64.3	—	20.2	5.5	25.7
NovaStar Home Equity Series 1998-2:
AA	$64,851	27,125	81.6	0.4	1.4	4.6	6.5
A	113,557	48,337	80.8	1.4	0.9	8.4	10.7
A-	70,399	27,512	83.0	3.7	4.0	8.6	16.4
B	40,818	16,167	80.0	3.3	6.3	18.1	27.7
C	22,335	7,070	72.8	3.8	3.9	14.8	22.6
D	2,951	891	63.0	—	—	19.4	19.4

Total	$1,115,760	$290,777

Table 5 — Loss Analysis – Held-in-portfolio Loans June 30, 2001 (dollars in thousands)

		Loans Repurchased From Trusts

	Cumulative Losses As Reported	Loss Amount	As a % of Original Balance	Total Losses

NHES 1997-1	1.75%	$3,355	1.21%	2.96%
NHES 1997-2	1.93	6,210	2.81	4.74
NHES 1998-1	1.54	7,715	2.55	4.09
NHES 1998-2	1.53	2,267	0.72	2.25

Table 6 — Mortgage Loan Coupon and Prepayment Analysis (dollars in thousands)

	Issue Date	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty

								Constant Prepayment Rate (Annual Percent)
								Three- month	Twelve- Month	Life
As of June 30, 2001
Held-in-portfolio – serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$40,965	$1,865	27%	11.20%	0.20	37	37	39
Series 1997-2	December 11, 1997	221,005	39,296	766	20	11.06	0.25	41	45	38
Series 1998-1	April 30, 1998	302,543	83,414	1,356	22	10.69	0.35	44	42	32
Series 1998-2	August 18, 1998	314,911	127,102	1,899	33	10.35	0.57	37	37	26

Total		$1,115,760	$290,777	$5,886	27%	10.66%	0.41

Held-for-sale:			$226,069	$2,596	84%	9.98%	2.31	Not meaningful

As of December 31, 2000
Held-in-portfolio – serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$52,282	$2,494	25%	11.80%	0.30	40	39	40
Series 1997-2	December 11, 1997	221,005	53,727	1,040	16	11.55	0.28	46	45	37
Series 1998-1	April 30, 1998	302,543	114,367	1,877	33	11.03	0.46	41	41	31
Series 1998-2	August 18, 1998	314,911	155,496	2,334	60	10.57	0.85	33	35	25

Total		$1,115,760	$375,872	$7,745	40%	11.02%	0.57

Held-for-sale:			$77,334	$997	81%	10.27%	3.19	Not meaningful

     Mortgage Securities — available-for-sale. During 2001, 2000 and 1999, $415 million, $570 million, and $165 million in loans were pooled in securitization transactions. These transactions were treated as sales for accounting and tax purposes. We service the loans sold in these securitizations and we retained the AAA-rated, interest-only and other subordinated securities issued in the securitizations. Under the section “Mortgage Loan Sales” we discuss the details of the loan securitization transactions.

     As of June 30, 2001 and December 31, 2000, the carrying value of mortgage securities was $71.9 million and $46.6 million, respectively. This value represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that manages the collateral. In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgements about the nature of the loans. We believe the value of the securities is fair, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce income of future periods. Table 7 summarizes our mortgage securities and the underlying collateral and senior asset-backed bonds. Table 8 and 9 provide a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

Table 7 — Mortgage Securities June 30, 2001 and December 31, 2000 (dollars in thousands)

	Estimated Fair Value of Mortgage Securities	Asset-Backed Bonds		Mortgage Loans

					Weighted Average

		Remaining Principal	Interest Rate	Remaining Principal	Coupon	Estimated Months to Call
June 30, 2001
NMFT 1999-1	$5,500	$75,081	5.47	$78,234	10.46	44
NMFT 2000-1	12,500	178,438	4.21	182,315	10.20	68
NMFT 2000-2	22,700	298,155	4.10	304,082	10.60	60
NMFT 2001-1	31,200	406,172	4.15	406,342	10.36	69

Total	$71,900	$957,846		$970,973

December 31, 2000
NMFT 1999-1	$$6,900	$96,521	6.23	$103,968	10.67	50
NMFT 2000-1	14,950	210,261	6.11	216,216	10.21	74
NMFT 2000-2	24,800	328,025	6.12	333,865	10.61	66

Total	$46,650	$634,807		$654,049

Table 8 —Valuation of Individual Mortgage Securities and Assumptions (dollars in thousands)

	June 30, 2001					December 31, 2000

NovaStar Mortgage Funding Trust Series:	1999-1	2000-1	2000-2	2001-1	Total	1999-1	2000-1	2000-2	Total
Discount rate	25.0	25.0	25.0	25.0	25.0	16.5	16.5	16.5	16.5
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	¯	6,016	11,446	16,465	38,771	5,265	8,961	15,607	29,833
Prepayment penalty (AAA- rated)	¯	1,367	3,373	3,649	8,389	¯	1,912	3,758	5,670
Subordinated securities (non-investment grade)	4,884	338	642	612	1,592	¯	338	642	980

Total	4,844	7,721	15,461	20,726	48,752	5,265	11,211	20,007	36,483

Estimated fair value of individual mortgage securities:
Interest only (AAA- rated)
	¯	10,367	18,761	26,872	61,500	6,900	11,697	19,745	38,342
Prepayment penalty (AAA- rated)
	¯	1,801	3,293	3,851	8,945	¯	2,533	3,729	6,262
Subordinated securities (non-investment grade)
	5,500	332	646	477	1,455	¯	720	1,326	2,046

Total	5,500	12,500	22,700	31,200	71,900	6,900	14,950	24,800	46,650

Table 9 — Characteristics of Loan Collateral and Valuation Assumptions

	June 30, 2001				December 31, 2000
NovaStar Mortgage Funding Trust Series:	1999-1	2000-1	2000-2	2001-1	1999-1	2000-1	2000-2
Constant prepayment rate (%)	27	29	29	26	32	32	32
Discount rate	25.0	25.0	25.0	25.0	16.5	14.8	15.0
As a percent of mortgage loan principal:
Delinquent loans (30 days and greater)
	11.0	3.7	1.5	0.8	17.0	5.7	1.1
Loans in foreclosure
	4.2	2.4	1.6	0.2	5.5	1.6	0.3
Real Estate Owned
	5.1	1.6	0.4	¯	4.2	0.1	¯
Cumulative losses
	1.2	¯	¯	¯	1.0	¯	¯

The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 9 through 15. The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.”

Table 10 — Loans Collateralizing Mortgage Securities Credit Grade (dollars in thousands)

			June 30, 2001			December 31, 2000

	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Weighted Average Coupon	Weighted Average Loan-to- Value		Weighted Average Coupon	Weighted Average Loan-to- Value
Credit Grade			Current Principal			Current Principal

AAA	0 x 30	97(B)	$188,906	9.68%	81.1%	$143,673	9.71%	80.9%
AA	0 x 30	95	283,483	10.20	83.8	175,068	10.25	83.5
A	1 x 30	90	180,340	10.47	81.6	130,027	10.54	81.2
A-	2 x 30	90	115,215	10.62	81.0	86,660	10.65	81.3
B	3 x 30, 1x 60 5 x 30, 2 x 60	85	75,717	10.91	78.1	44,487	11.16	79.3
C	1 x 90	75	18,781	11.51	69.0	18,398	11.69	70.1
D	6 x 30, 3 x 60, 2 x 90	65	855	12.51	61.2	1,568	12.69	61.6
Other	Varies	97	107,676	11.52	93.4	54,168	11.44	92.7

			$970,973	10.43		$654,049	10.66

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 11— Loans Collateralizing Mortgage Securities Percent of Current Principal as of June 30, 2001

Collateral Location
Florida	14%
California	13
Michigan	9
Nevada	6
Ohio	6
Tennessee	5
Arizona	5
Washington	4
Colorado	4
All other states	34

Total	100%

Table 12 — Loans Collateralizing Mortgage Securities Carrying Value of Loans by Product/Type (in thousands)

Product/Type	June 30, 2001	December 31, 2001
Two and three-year fixed	$733,015	$465,976
Six-month LIBOR and one-year CMT	1,638	2,492
30/15-year fixed and balloon	236,320	185,581

Outstanding principal	$970,973	$654,049

Mortgage securities retained	$ 71,900	$ 46,650

Table 13 — Loans Collateralizing Mortgage Securities Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

						Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
				Percent with Prepayment Penalty
		Original Principal	Current Principal				Three- month	Twelve- Month	Life
	Issue Date				Coupon
June 30, 2001
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$78,234	58	10.46%	1.11	38	38	26
2000-1	March 31, 2000	230,138	182,315	94	10.20	2.20	33	19	16
2000-2	September 28, 2000	339,688	304,082	92	10.60	2.28	22	–	12
2001-1	March 29, 2001	415,067	406,342	87	10.36	2.50	6	–	6

Total		$1,149,888	$970,973	88%	10.43%	2.19

December 31, 2000
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$103,968	60	10.66	1.23	38	28	21
2000-1	March 31, 2000	230,138	216,216	94	10.03	2.43	10	–	8
2000-2	September 28, 2000	339,688	333,865	90	10.57	2.49	5	–	5

Total		$734,821	$654,049	70%	10.66%	1.65

Table 14 — Loans Collateralizing Mortgage Securities Mortgage Credit Analysis June 30, 2001

				Defaults as Percent Of Current Principal

Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$4,024	$2,358	90.0	—	—	—	—
AA	30,772	15,362	79.4	2.2	0.8	4.5	7.5
A	50,693	23,919	85.0	1.4	2.1	7.3	10.9
A-	38,953	18,467	82.2	2.3	4.2	8.6	15.1
B	23,135	11,121	82.5	1.5	3.5	23.5	28.5
C	12,959	5,929	79.8	6.2	2.6	18.6	27.4
C-	47	45	71.5	—	—	—	—
D	4,412	1,033	49.0	—	—	17.7	17.7
NovaStar Mortgage Funding Trust Series 2000-1:
AAA	$85,222	$65,514	80.5	0.3	0.4	2.0	2.7
AA	55,874	45,849	83.0	0.8	0.2	3.4	4.5
A	36,422	29,712	80.5	0.2	0.77	5.7	6.0
A-	23,329	18,961	80.4	1.1	—	9.4	11.0
B	13,089	9,517	80.4	6.4	0.6	9.3	15.7
C	5,922	4,393	69.2	4.3	—	10.3	14.7
C-	335	177	50.7	—	—	—	—
D	51	48	58.0	—	—	—	—
Other	9,894	8,144	92.0	3.3	—	0.9	4.2
NovaStar Mortgage Funding Trust Series 2000-2:
AAA	$57,846	$50,458	81.4	0.4	—	0.9	1.3
AA	103,454	93,760	83.4	1.5	0.7	0.7	2.9
A	60,735	52,844	81.3	1.1	—	2.3	3.4
A-	39,939	35,995	81.4	0.2	0.4	3.3	4.0
B	19,843	18,651	76.6	—	—	0.5	0.5
C	4,275	3,538	67.4	—	—	—	—
C-	388	541	74.7	—	—	—	—
Other	53,208	48,295	92.9	0.7	0.1	1.5	2.3
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$70,652	$69,167	81.3	—	—	—	—
AA	130,278	127,540	84.1	0.1	—	—	0.1
A	75,748	74,155	81.3	0.5	—	0.1	0.6
A-	43,418	42,505	80.3	0.5	—	—	0.5
B	38,186	37,383	77.7	—	—	—	—
C	4,863	4,761	67.6	—	—	—	—
C-	50	49	65.0	—	—	—	—
Other	51,872	50,782	94.2	—	—	0.3	0.3

Table 15 — Mortgage Loss Analysis – Loans Collateralizing Mortgage Securities June 30, 2001 (dollars in thousands)

		Loans Repurchased From Trusts

	Cumulative Losses As Reported	Loss Amount	As a % of Original Balance	Total Losses

NMFT 1999-1	1.21%	$808	0.49%	1.70%
NMFT 2000-1	0.02	–	0.00	0.02
NMFT 2000-2	–	68	0.02	0.02
NMFT 2001-1	–	–	–	–

     Assets Acquired through Foreclosure. As of June 30, 2001, we had 168 properties in real estate owned with a carrying value of $13.3 million (principal of $15.2 million) compared to 192 properties with a carrying value of $16.9 million (principal of $24.4 million) as of December 31, 2000.
     Short-term Financing Arrangements Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of two committed warehouse lines of credit. Amounts outstanding and available for borrowing are listed below.

Table 16 — Short-term Financing Resources June 30, 2001 (in thousands)

	Maximum Borrowing Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$9,767
Warehouse, mortgage and securities repurchase facilities	435,000	272,813	219,277	53,536

Total	$435,000	$272,813	$219,277	$63,303

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
     Table 17 provides details for all asset-backed bonds, and the related collateral that we have issued.

Table 17 — Asset-backed Bonds June 30, 2001 and December 31, 2000 (dollars in thousands)

	Asset-Backed Bonds		Mortgage Loans

				Weighted Average

	Remaining Principal	Interest Rate	Remaining Principal (A)	Coupon	Estimated Months to Call
June 30, 2001
NHES 1997-1	$38,515	4.28%	$42,140	11.20	0
NHES 1997-2	37,784	4.31	41,195	11.06	0
NHES 1998-1	78,118	4.08	87,197	10.69	0
NHES 1998-2	125,249	4.02	133,095	10.35	15
Unamortized debt issuance costs, net	(490)

Total	$279,176

	Asset-Backed Bonds		Mortgage Loans

				Weighted Average

	Remaining Principal	Interest Rate	Remaining Principal (A)	Coupon	Estimated Months to Call
December 31, 2000
NHES 1997-1	48,121	7.13%	52,910	11.80%	0
NHES 1997-2	51,114	6.91	55,736	10.55	1
NHES 1998-1	105,780	6.92	117,121	11.05	6
NHES 1998-2	153,508	6.86	163,039	10.55	21
Unamortized debt issuance costs, net	(1,086)

Total	$357,437

(A)	Including assets acquired through foreclosure.

     Stockholders' Equity. The increase in our stockholders’ equity as of June 30, 2001 compared to December 31, 2000 is a result of the following:

  $7.2 million increase due to net income recognized for the six months ended June 30, 2001.
  $370,000 net increase due to the restructuring of founders notes receivable and purchase of NFI Holding Corporation on January 1, 2001. This transaction resulted in a $5 million increase in equity due to a decrease in founders notes receivable with a corresponding $4.6 million decrease in equity as a result of repurchases of common stock. Refer to the December 31, 2000 Form 10-K for more detail regarding this transaction. As of June 30, 2001, we have purchased 2,429,645 shares of our common stock.
  $11.5 million increase in unrealized gains on mortgage securities classified as available-for-sale.
  $1.1 million decrease due to dividends on Class B 7% cumulative convertible preferred stock.

Mortgage Loan Production

     Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 1,000 brokers are active customers and approximately 5,800 are approved. Loans are underwritten and funded in a centralized facility by our employees. We increased our sales force from 85 on January 1, 2001 to 99 on June 30, 2001. The increase has contributed to our significant increase in mortgage loan originations. Our sales force operates in 44 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

Table 18 — Wholesale Loan Originations (dollars in thousands, except for average loan balance)

					Weighted Average
			Average Loan Balance					Percent with Prepayment Penalty
				Price Paid to Broker	Loan to Value	Credit Rating (A)
	Number	Principal					Coupon
2001:
Second quarter	2,966	$348,569	$117,522	101.0%	81%	5.43	10.0%	83%
First quarter	2,087	244,639	117,220	101.1	82	5.41	10.4	82

Total	5,053	$593,208	$117,397	101.0%	81%	5.42	10.2%	82%

2000:
Fourth quarter	1,768	$208,232	$117,778	101.1%	82%	5.12	10.7%	86%
Third quarter	1,793	207,662	115,818	101.1	84	5.20	10.7	90
Second quarter	1,473	171,375	116,344	101.0	82	5.32	10.5	91
First quarter	1,232	132,072	107,201	101.1	80	5.45	10.2	93

Total	6,266	$719,341	$114,801	101.1	82	5.28	10.5	90

(A) AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 19 — Quarterly Mortgage Loan Originations by State (based on original principal)

	2001		2000

Collateral Location	Second	First	Fourth	Third	Second	First
California	18%	17%	11%	11%	10%	10%
Florida	16	15	14	12	13	14
Michigan	8	8	9	10	11	11
Ohio	5	5	6	7	8	7
Tennessee	4	4	4	4	6	7
Arizona	3	6	4	5	5	5
Washington	3	3	3	5	5	5
All other states	43	42	49	46	42	41

     The following table presents a summary of our mortgage loan during 2001 and 2000 as a percent of the respective quarter’s beginning principal of mortgage loans held in warehouse and loan origination principal.

Table 20 — Mortgage Loan Activity

	Sold to Third Parties	Sold in Securitizations	Held in Warehouse	Payments	Total

2001
Second quarter	4%	46%	50%	<1%	100%
First quarter	3	66	30	1	100

2000
Fourth quarter	9	55	34	2	100
Third quarter	9	60	30	1	100
Second quarter	12	44	43	1	100
First quarter	20	53	26	1	100

Results of Operations

Presentation

On January 1, 2001, we purchased the voting common shares of NFI Holding Corporation. Previously, two members of NovaStar management owned these securities. The assets and liabilities and operating results of NFI Holding Corporation were not consolidated with that of NovaStar Financial. Beginning January 1, 2001, the financial statements of NFI Holding Corporation are consolidated with those of NovaStar Financial. For comparative purposes, we have presented prior period information as if the financial results of NFI Holding had been consolidated with those of NovaStar Financial in relevant analyses that follow. In these cases, we have marked the proforma information accordingly. Table 21 is a presentation of proforma consolidated operating results.

Table 21 - NOVASTAR FINANCIAL, INC.
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share amounts)

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2001	Pro Forma	2001	Pro Forma
		2000		2000
Interest income:
Mortgage loans	$22,749	$31,173	$10,009	$14,969
Mortgage securities	3,958	878	2,608	612

Total interest income	26,707	32,051	12,617	15,581
Interest expense:
Financing on mortgage loans	13,376	22,668	5,340	10,931
Financing on mortgage securities	1,016	151	536	151

Interest expense	14,392	22,819	5,876	11,082

Net interest income before provision for credit losses	12,315	9,232	6,741	4,499
Provision for credit losses	1,638	2,775	1,119	1,345

Net interest income	10,677	6,457	5,622	3,154

Prepayment penalty income	498	983	248	494
Premiums for mortgage loan insurance	(1,129)	(870)	(692)	(498)
Loan servicing income	12,290	3,372	6,086	1,526
Gain on sale of mortgage assets	9,563	4,795	4,540	2,163
Other income	791	698	344	332

General and administrative expenses:
Compensation and benefits	13,069	6,981	6,384	3,693
Travel and public relations	3,957	857	2,060	581
Office administration	3,388	3,175	1,598	1,651
Loan expense	924	468	405	283
Professional and outside services	1,010	1,091	596	570
Other	1,435	1,505	917	247

Total general and administrative expenses	23,783	14,077	11,960	7,025

Net income before cumulative effect of a change in accounting principle	8,907	1,358	4,188	146
Cumulative effect of a change in accounting principle	(1,706)	–	–	–

Net income	7,201	1,358	4,188	146
Dividends on preferred shares	(1,082)	(1,050)	(557)	(525)

Net income (loss) available to common shareholders	$6,119	$308	$3,631	$(379)

     Pro forma net income per share, including the cumulative effect of a change in accounting principal is the same for the six and three months ended June 30, 2000.

     Table 22 is a summary of income by our primary operating units. Mortgage portfolio operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off-balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Branch management costs include the corporate-level income and costs to support branch operations. Each of these operations is discussed below.

Table 22 — Divisional Operations
Six Months Ended June 30, 2001

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Net interest income	$8,264	$4,051	–	–	$12,315
Provision for losses	(1,759)	121	–	–	(1,638)
Prepayment penalty income	498	–	–	–	498
Mortgage insurance	(804)	(325)	–	–	(1,129)
Gains (loss) on sales of loans	186	9,377	–	–	9,563
Fee income (expense)	(480)	2,172	9,410	1,188	12,290
Other income (expense)	72	(987)	–	–	(915
General and administrative expenses	(1,190)	(12,131	(9,388)	(1,074)	(23,783)

Net income	$4,787	$2,278	$22	$114	$7,201

Three Months Ended June 30, 2001

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Net interest income	$4,753	1,988	–	–	$6,741
Provision for losses	(1,279)	160	–	–	(1,119)
Prepayment penalty income	248	–	–	–	248
Mortgage insurance	(564)	(128)	–	–	(692)
Gains (loss) on sales of loans	208	4,332	–	–	4,540
Fee income	–	778	4,570	738	6,086
Other income	20	324	–	–	344
General and administrative expenses	(432)	(6,400)	(4,548)	(580)	(11,960)

Net income	$2,954	$1,054	$22	$158	$4,188

     During the six months ended June 30, 2001, we earned net income of $7.2 million, $0.70 per diluted share, compared with net income of $1.4 million, $0.04 per diluted share, for the same period of 2000. Net income earned for the three months ended June 30, 2001 was $4.2 million, $0.40 per diluted share, compared with $146,000, $(0.05) per diluted share, for the three months ended June 30, 2000.

     Our primary sources of revenue are interest earned on our mortgage loan portfolio and securities, prepayment penalty income and gains from the sales and securitizations of mortgage loans. Earnings increased in 2001 over 2000 due to three main factors: 1) increase in accrual rates on our mortgage securities portfolio due to better cash flow performance than initial estimates, 2) substantially lower all-in loan origination costs of production and 3) a lower interest rate environment, which widened the interest spread between loans in warehouse and the cost of our financing facilities.

Net Interest Income

     Table 23 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the six months ended June 30, 2001 and 2000 and the three months ended June 30, 2001 and 2000.

Table 23 — Interest Analysis (dollars in thousands)

	Mortgage Loans			Mortgage Securities				Total Interest Income/ Expense
		Interest Income/ Expense	Annual Yield/ Rate		Interest Income/ Expense	Annual Yield/ Rate			Annual Yield/ Rate
	Average Balance			Average Balance			Average Balance

Six months ended June 30, 2001

Held-in-portfolio
Interest-earning mortgage assets	$300,596	$15,106	10.05%				$300,596	$15,106	10.05%

Interest-bearing liabilities:
Asset-backed bonds	$325,029	9,949	6.09%				$325,029	9,949	6.09%
Other borrowings	–	–					–	–

Cost of derivative financial instruments
hedging liabilities		(162)						(162)

Total borrowings	$325,029	9,787	5.99				$325,029	9,787	5.99

Net interest income		$5,319						$5,319

Net interest spread			4.06						4.06

Net yield			3.54						3.54

Held-for-sale
Interest-earning mortgage assets	$144,368	$7,643	10.59%	$43,596	$3,958	18.16%	$187,964	$11,601	12.34%

Interest-bearing liabilities:
Asset-backed bonds	–	–		–	–		–	–
Other borrowings	$106,644	3,473	6.48%	31,605	1,016	6.39	138,248	4,489	6.46

Cost of derivative financial instruments
hedging liabilities		116						116

Total borrowings	$106,644	3,589	6.69	31,605	1,016	6.39	138,248	4,605	6.63

Net interest income		$4,054			$2,942			$6,996

Net interest spread			3.90			11.77			5.71

Net yield			5.62			13.50			7.44

Six months ended June 30, 2000 (pro forma)

Held-in-portfolio
Interest-earning mortgage assets	$504,522	$24,591	9.75%				$504,522	$24,591	9.75%

Interest-bearing liabilities:
Asset-backed bonds	$528,478	18,198	6.81%				$528,478	18,198	6.81%
Other borrowings	–	–					–	–

Cost of derivative financial instruments
hedging liabilities		319						319

Total borrowings	$528,478	18,517	6.93				$528,478	18,517	6.93

Net interest income		$6,074						$6,074

Net interest spread			2.82						2.82

Net yield			2.41						2.41

Held-for-sale
Interest-earning mortgage assets	$131,175	$6,582	10.04%	$11,205	$878	15.93%	$142,199	$7,460	10.49%

Interest-bearing liabilities:
Asset-backed bonds	–	–		–	–		–	–
Other borrowings	$101,956	4,116	7.99%	4,487	151	6.66	106,443	4,267	7.93

Cost of derivative financial instruments
hedging liabilities		35						35

Total borrowings	$101,956	4,151	8.05	4,487	151	6.66	106,443	4,302	7.99

Net interest income		$2,431			$727			$3,158

Net interest spread			1.99			9.27			2.50

Net yield			3.71			13.19			4.44

	Mortgage Loans			Mortgage Securities
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Total Interest Income/ Expense	Annual Yield/ Rate
Three months ended June 30, 2001
Held-in-portfolio
Interest-earning mortgage assets	$280,329	$6,979	9.96%				$280,329	$6,979	9.96%

Interest-bearing liabilities:
Asset-backed bonds	$307,831	4,186	5.32%				$307,831	4,186	5.32%
Other borrowings	—	—					—	—

Cost of derivative financial instruments
hedging liabilities		112						112

Total borrowings	$307,831	4,298	5.46				$307,831	4,298	5.46

Net interest income		$2,681						$2,681

Net interest spread.			4.50						4.50

Net yield			3.83						3.83

Held-for-sale
Interest-earning mortgage assets.	$116,957	$3,030	10.36%	$51,580	$2,608	20.22%	$168,537	$5,638	13.38%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	79,120	1,043	5.16	38,524	536	5.48	117,374	1,579	5.26

Cost of derivative financial instruments
hedging liabilities		(1)						(1)

Total borrowings	$79,120	1,042	5.15	38,524	536	5.48	117,374	1,578	5.26

Net interest income		$1,988			$2,072			$4,060

Net interest spread.			5.21			14.74			8.12

Net yield			6.80			16.07			9.64

Three months ended June 30, 2000
(pro forma)

Held-in-portfolio
Interest-earning mortgage assets.	$476,082	$11,779	9.90%				$476,082	$11,779	9.90%

Interest-bearing liabilities:
Asset-backed bonds	$500,518	8,862	6.93%				$500,518	8,862	6.93%
Other borrowings	—	—		—	—		—	—
Cost of derivative financial instruments
hedging liabilities		18						18

Total borrowings	$500,518	8,880	6.94				$500,518	8,880	6.94

Net interest income		$2,899						$2,899

Net interest spread.			2.96						2.96

Net yield			2.43						2.43

Held-for-sale
Interest-earning mortgage assets.	$126,099	$3,190	10.12%	$15,674	$612	15.62%	$141,773	$3,802	10.73%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	94,352	2,016	8.37	8,974	151	6.58	103,326	2,167	8.21

Cost of derivative financial instruments
hedging liabilities		35						35

Total borrowings	$94,352	2,051	8.51	8,974	151	6.58	103,326	2,202	8.34

Net interest income		$1,139			$461			$1,600

Net interest spread.			1.61			9.04			2.39

Net yield			3.61			11.76			4.51

     As noted in Table 23, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income on adjustable-rate mortgages.

     Our asset-backed bonds are indexed to LIBOR. During the six months ended June 30, 2001, one-month LIBOR averaged 4.91% compared with 6.19% for same period of 2000. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

     Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets.

Table 24 — Taxable Net Income
(dollars in thousands)

			For the Six
	For the Three Months Ended		Months Ended

	March 31, 2001	June 30, 2001	June 30, 2001

GAAP net income	$3,013	$4,188	$7,201
Equity in net income of NFI Holding Corp	(1,182)	(85)	(1,267)
Cumulative effect of a change in accounting principle	1,384	—	1,384
Interest rate agreement amortization	(427)	(211)	(638)
Residual purchase commitment fee	(423)	(407)	(830)
Credit losses, net of provision	(1,058)	(334)	(1,392)
Other	39	95	134
Use of net operating loss carryforward	(821)	(1,897)	(2,718)

Taxable net income before preferred dividends	525	1,349	1,874
Preferred dividends	(525)	(557)	(1,082)

Taxable net income available to common shareholders	$—	$792	$792

Taxable net income per common shareholder	$—	$0.13	$0.13

     Comparative data for the three-month periods ended March 31, 2000, and June 30, 2000, and for the six-month period ended June 30, 2000, is not meaningful as we were in a net operating loss position for taxable income during those time periods. As of June 30, 2001, we had a capital loss carryforward of approximately $15 million available to off set future capital gains.

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

     During the six months ended June 30, 2001, we made provisions for losses of $1.6 million and incurred net charge-offs of $3.2 million, compared to $2.8 million and $4.8 million during the same period of 2000. The following table presents a quarterly rollforward of our allowance for credit losses.

Table 25 — Quarterly Activity - Allowance for Credit Losses
(in thousands)

	2001		2000

	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$6,825	$7,944	$8,701	$9,770	$10,230	$11,817
Provision for credit losses	1,119	519	1,460	1,252	1,336	1,430
Amounts charged off, net of recoveries	(1,525)	(1,638)	(2,217)	(2,321)	(1,796)	(3,017)

Ending balance	$6,419	$6,825	$7,944	$8,701	$9,770	$10,230

Prepayment Penalty Income

     A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. During the six months ended June 30, 2001, 82% of the mortgage loans we originated had prepayment penalties, as compared to 92% during the same period of 2000. As of June 30, 2001, 73% our mortgage loan portfolio had prepayment penalties. Prepayment penalty income was $498,000 and $983,000 during the six months ended June 30, 2001 and 2000 compared with

$248,000 and $494,000 for the three months ended June 30, 2001 and 2000. The decrease is due to the seasoning of the portfolio and expiration of prepayment penalties.

Premiums for Mortgage Loan Insurance

     We purchase mortgage insurance on substantially all of the loans we originate. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. As of June 30, 2001, approximately 93% of the loans we service are covered by mortgage insurance compared with 72% as of December 31, 2000.

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

Sales of Mortgage Loans

     During 2001 and 2000, we executed securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retained the AAA-rated interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. Accounting principles require us to record these transactions as loan sales. Whole loan sales have also been executed whereby we sell loans outright.

Table 26 — Quarterly Mortgage Loan Sales
(dollars in thousands)

	Outright Mortgage Loan Sales					Mortgage Loans Transferred in Securitizations

				Weighted
				Average
	Principal		Net Gain	Price To		Principal		Net Gain
	Amount	Percent	Recognized	Par		Amount	Percent	Recognized
2001:
Second quarter	$17,516	7.9%	$369	102.9	(A)	$203,647	92.1%	$3,963
First quarter	10,773	4.8	262	102.9	(A)	211,420	95.2	4,944

Total	$28,289	6.4%	$631	102.9		$415,067	93.6%	$8,907

2000:
Fourth quarter	$46,158	23.4%	$1,666	104.6		$151,277	76.6%	$3,227
Third quarter	50,334	21.1	1,552	104.4		188,734	78.9	3,584
Second quarter	27,799	21.5	661	103.8		101,675	78.5	1,392
First quarter	48,548	27.5	1,204	104.0		128,171	72.5	1,544

Total	$172,839	23.3%	$5,083	104.2		$569,857	76.7%	$9,747

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

Table 27 — Mortgage Loans Transferred in Securitizations — Valuation Assumptions at Closing

	Constant Prepayment Rate	Total Projected Default Rate (% of original principal) (A)	Discount Rate
NovaStar Mortgage Funding Trust Series:
1999-01	25 to 30	2.5%	16.5%
2000-01	25 to 30	1.0	14.8
2000-02	25 to 30	1.0	15.0
2001-01	25 to 30	1.2	20.0

(A) After the effect of mortgage insurance.

Fee Income

     Fee income primarily consists of fees from two sources – servicing fees from investors and borrowers and broker fees from loan investors. As a loan servicer, we collect normal fees for servicing loans that collateralize asset-backed bonds. These fees are generated at the rate of 50 basis points of the principal balance and are earned as interest is collected from borrowers. In addition, we collect fees directly from the borrower in the normal course of servicing loans for such items as late payment assessments and processing fees for special handling.

     Loan investors who fund the loans we broker pay fees to our branches. These fees constitute standard broker “premiums” for the types of loans we broker. As discussed below under Branch Operations, the net income of the branches accrues to the branch manager.

General and Administrative Expenses

Table 28 — General and Administrative Expenses
(dollars in thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000
		(pro forma)		(pro forma)

Compensation and benefits	$13,069	$6,981	$6,384	$3,693
Travel and entertainment	3,957	857	2,060	581
Office administration	3,388	3,175	1,598	1,651
Loan expense	924	468	405	283
Professional and outside services	1,010	1,091	596	570
Other	1,435	1,505	917	247

Total general and administrative expenses	$23,783	$14,077	$11,960	$7,025

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

     Cost of production. Our quarter-to-quarter wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, we introduced Internet Underwriter® "IU", a web-based origination system that has allowed us to increase production volumes without adding proportionate infrastructure. Account executive costs typically are higher in the first few months of employment and are expected to decline as the sales force becomes more productive with added experience and exposure to our loan products and markets.

Table 29 — Wholesale Loan Costs of
Production, as a Percent of Principal

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost

2001:
Second quarter	1.9	0.5	2.4
First quarter	2.4	0.5	2.9

2000:
Fourth quarter	2.8	0.5	3.3
Third quarter	2.6	0.5	3.1
Second quarter	3.0	0.5	3.5
First quarter	3.3	0.5	3.8

Table 30 — Divisional Operations – General and Administrative Expenses

Six Months Ended June 30, 2001

		Mortgage Lending and Servicing
	Mortgage Portfolio		Branch Operations	Branch Management
					Total
Compensation and benefits	$537	$7,554	$4,411	$567	$13,069
Travel and entertainment	25	758	3,106	68	3,957
Office administration	225	2,267	726	170	3,388
Loan expense	–	801	120	3	924
Professional and outside services	391	572	24	23	1,010
Other	12	179	1,001	243	1,435

Total	1,190	12,131	9,388	1,074	23,783

Three Months Ended June 30, 2001

		Mortgage Lending and Servicing
	Mortgage Portfolio		Branch Operations	Branch Management
					Total
Compensation and benefits	$95	$4,041	$1,936	$312	$6,384
Travel and entertainment	14	446	1,559	41	2,060
Office administration	101	1,103	313	81	1,598
Loan expense	–	340	62	3	405
Professional and outside services	197	366	19	14	596
Other	25	104	659	129	917

Total	432	6,400	4,548	580	11,960

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

Table 31 — Summary of Servicing Operations

	2001				2000

	June 30		March 31		December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$1,414,683		$1,263,773		$1,112,615		$1,016,951		$970,026		$872,702

Units	13,219		11,999		10,774		10,041		9,683		8,919

Servicing income, net of amortization
of mortgage servicing rights	$1,366	0.39	$1,465	0.46	$1,473	0.53	$1,392	0.55	$1,321	0.54	$1,219	0.56
Costs of servicing	1,166	0.33	1,238	0.39	1,185	0.43	1,095	0.43	1,015	0.42	1,064	0.49

Net servicing income	$200	0.06	$227	0.07	$288	0.10	$297	0.12	$306	0.12	$155	0.07

Annualized costs of servicing per unit ..	$352.86		$412.70		$439.95		$436.2141		$419.29		$477.18

     Branch Operations

          We operate our mortgage brokerage unit under the name NovaStar Home Mortgage, Inc. Our first branch was opened in December 1999. Following is a summary of the operations.

Table 32 — Branch Operations (dollars in thousands)

	2001		2000

	June 30	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	86	77	63	48	24	16
Loans originated	2,612	1,126	867	533	272	103
Fee income	$4,570	$4,840	$3,955	$2,283	$1,093	$330
General and administrative costs	$4,548	$4,840	$3,662	$2,277	$1,093	$328
Personnel	355	288	252	162	107	81

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

Table 33 — Branch Management
(dollars in thousands)

	2001		2000

	June 30	March 31	December 31	September 30	June 30	March 31
Fee income	$738	$450	$343	$210	$101	$31
General and administrative costs .	$580	$494	$590	$362	$219	$93
Personnel	16	15	12	11	6	5

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
     Mortgage lending requires significant cash to fund loan originations and for operating costs. Our warehouse lending arrangements, including repurchase agreements, are used to support the mortgage lending operation. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Loans we originate can be sold to third a party, which also generates cash to fund on-going operations. We believe we can operate indefinitely in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure. Our liquidity position is shown under “Financial Condition – Short-term Financing Arrangements.”
     Cash activity during the six months ended June 30, 2001 and 2000 are presented in the consolidated statement of cash flows.
     Since inception, our capital has come from
     • a private placement offering of preferred stock, raising net proceeds of $47 million.
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
     During 2001, we expect to finance 75% or more of the loans we produce. The remainder will be sold to third parties. We currently have excess capital to support this mode of operation. When we Inflation

     Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive company performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with generally accepted accounting principles and dividends are based on taxable income. In each case, financial activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Impact of Recently Issued Accounting Pronouncements

     Note 1 of the consolidated financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2000 and Note 2 of the consolidated financial statements included in this report describe certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

     Our investment policy sets the following general goals:
      (1)Maintain the net interest margin between assets and liabilities, and
      (2)Diminish the effect of changes in interest rate levels on the market value of NovaStar Financial.

     Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, we may sell loans we originate. Financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as we resume acquisition and retention of mortgage loans.

     Interest Rate Risk. Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2001 borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

The following are summaries of the analysis as of June 30, 2001.

Table 34 — Interest Rate Sensitivity-Income
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of June 30, 2001

	(100)	Base	100
Income (expense) from:
Assets	$114,316	$116,081	$117,717
Liabilities (B)	(57,492)	(68,290)	(79,272)
Interest rate agreements	(7,202)	(4,240)	(1,315)

Net interest income	$49,622	$43,551	$37,130

Percent change in net interest income from base	13.9	--	(14.7)

Percent change of capital (C)	4.9	--	(5.1)

As of December 31, 2000
Income (expense) from:
Assets	$91,334	$93,189	$95,138
Liabilities (B)	(60,327)	(68,686)	(77,207)
Interest rate agreements	(1,587)	(1,424)	(119)

Net interest income	$29,420	$23,079	$17,812

Percent change in net interest income from base	27.5	--	(22.8)

Percent change of capital (C)	5.8	--	(4.8)

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1%.
(B)	Includes debt issuance costs, amortization of loan premiums, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income as a percent of total stockholders' equity as of June 30, 2001 and December 31, 2000.

Table 35 — Interest Rate Sensitivity—Market Value
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)

As of June 30, 2001	(100)	100
Change in market values of:
Assets	$6,981	$(17,339)
Liabilities	(1,894)	2,072
Interest rate agreements	(6,985)	7,036

Cumulative change in market value	$(1,898)	$(8,231)

Percent change of market value portfolio equity (B)	(1.7)%	(7.3)%

As of December 31, 2000
Change in market values of:
Assets	$2,448	$(9,763)
Liabilities	(1,624)	1,865
Interest rate agreements	(524)	2,220

Cumulative change in market value	$300	$(5,678)

Percent change of market value portfolio equity (B)	0.3%	(5.7)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2001 and December 31, 2000

     Interest Rate Sensitivity Analysis. The values under the heading “Base” are management's estimates of spread income for assets, liabilities and interest rate agreements on June 30, 2001. The values under the headings “100” and “(100)” are management's estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 basis points, or 1 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.
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
     Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of June 30, 2001.
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

     We use interest rate cap and swap contracts to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in the best interest of NovaStar Financial, given the cost of hedging transactions and the need to maintain REIT status.

     We seek to build a balance sheet and undertake an interest rate risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation, as discussed in the first part of this section, and capital preservation concerns.

     Interest rate cap agreements are legal contracts between us and a third party firm or “counter-party”. The counter-party agrees to make payments to us in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly premium payments or have chosen to pay the premiums upfront to the counterparties under contract.

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

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

As of June 30, 2001, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters of Vote of Security Holders

(a) The 2001 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 24, 2001.
(b) The following matters were voted on at the annual meeting:
					Vote

			For	Against	Abstain	Broker Non-Votes

1	.	Election of Directors

		W. Lance Anderson	4,916,324	—	53,825	751,792
		Gregory T. Barmore	4,918,324	—	51,825	751,792
		Art N. Burtscher	4,918,324	—	51,825	751,792

					Vote

			For	Against	Abstain	Broker Non-Votes

2.		Ratification of KPMG LLP as NovaStar Financial, Inc.’s independent public accountants for 2001	4,944,949	8,700	16,500	751,792

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Listing

Exhibit No.
Description of Document

	3.1*	Articles of Amendment and Restatement of the Registrant

	3.2*	Articles Supplementary of the Registrant

	3.3*	Bylaws of the Registrant

	3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

	3.4**	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

	11.1	Statement regarding computation of per share earnings.

	*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
	**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
	***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10K filed by the Registrant with the SEC on March 20, 2000.
NovaStar Financial filed a Form 8-K on July 26, 2001 regarding NovaStar Financial, Inc.’s change in principal accountants from KPMG LLP to Deloitte & Touche LLP.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 14, 2001	/s/ Scott F. Hartman

Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer
(Principal Executive Officer)

DATE: August 14, 2001	/s/ Rodney E. Schwatken

Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Accounting Officer)