Form 10-Q
period 2001-09-30
NOVASTAR FINANCIAL INC
filed 2001-11-13
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
The number of shares of the registrant’s common stock outstanding as of November 7, 2001 was 5,799,755.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)

Assets
Cash and cash equivalents	$ 13,362	$ 2,518
Mortgage loans—held-in-portfolio	253,053	375,927
Mortgage loans—held-for-sale	112,070	—
Mortgage securities—available-for-sale	71,600	46,650
Accrued interest receivable	6,424	9,151
Advances to and investment in NFI Holding Corporation	—	45,415
Assets acquired through foreclosure	12,743	13,054
Other assets	14,119	1,767

Total assets	$483,371	$494,482

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$ 95,747	$ 25,000
Asset-backed bonds	243,556	357,437
Accounts payable and other liabilities	22,746	3,601
Dividends payable	4,207	525

Total liabilities	366,256	386,563
Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized: Class B, convertible preferred stock, 4,285,714 shares issued and outstanding, respectively	43	43
Common stock, 5,752,845 and 6,094,595 shares issued and outstanding, respectively	58	61
Additional paid-in capital	137,641	141,997
Accumulated deficit	(17,876)	(37,976)
Accumulated other comprehensive income (loss)	(1,462)	10,168
Notes receivable from founders	(1,289)	(6,374)

Total stockholders’ equity	117,115	107,919

Total liabilities and stockholders’ equity	$483,371	$494,482

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2001	2000	2001	2000
Interest income:
Mortgage loans	$ 38,216	$34,981	$15,467	$10,391
Mortgage securities	7,043	1,610	3,085	733

Total interest income	45,259	36,591	18,552	11,124
Interest expense:
Financing for mortgage loans	21,928	26,881	8,552	8,240
Financing for mortgage securities	1,612	281	596	131

Total interest expense	23,540	27,162	9,148	8,371

Net interest income before provision for credit losses	21,719	9,429	9,404	2,753
Provision for credit losses	2,772	4,004	1,134	1,212

Net interest income	18,947	5,425	8,270	1,541
Prepayment penalty income	674	1,431	176	448
Premiums for mortgage loan insurance	(2,163)	(1,009)	(1,034)	(302)
Broker fee income	15,379	—	4,781	—
Net loan servicing income (expenses)	2,412	(1,982)	720	(599)
Gain (loss) on derivative instruments and sales of mortgage assets	28,548	(722)	18,985	(684)
Other income	1,471	269	680	93
Equity in net income of NFI Holding Corporation	—	646	—	787
General and administrative expenses:
Compensation and benefits.	21,267	1,042	8,198	325
Travel and public relations	5,866	—	1,909	—
Office administration	4,999	607	1,611	206
Loan expense	1,559	—	635	—
Professional and outside services	1,497	467	487	210
Net fees for other services provided by NovaStar Mortgage, Inc.	—	(1,460)	—	(1,458)
Other	2,237	66	802	23

Total general and administrative expenses	37,425	722	13,642	(694)

Income before cumulative effect of a change in accounting principle	27,843	3,336	18,936	1,978
Cumulative effect of a change in accounting principle	(1,706)	—	—	—

Net income	26,137	3,336	18,936	1,978
Dividends on preferred shares	(3,587)	(1,575)	(2,505)	(525)

Net income available to common shareholders	$ 22,550	$ 1,761	$16,431	$ 1,453

Basic earnings per share—before cumulative effect of a change in accounting principle	$ 2.78	$ 0.25	$ 1.89	$ 0.18
Basic loss per share due to the cumulative effect of a change in accounting principle	$ (0.17)	$ —	$ —	$ —

Basic earnings per share	$ 2.61	$ 0.25	$ 1.89	$0.18

Diluted earnings per share—before cumulative effect of a change in accounting principle	$ 2.65	$ 0.25	$ 1.76	$0.18
Diluted loss per share due to the cumulative effect of a change in accounting principle	$ (0.16)	$ —	$ —	$ —

Diluted earnings per share	$ 2.49	$ 0.25	$ 1.76	$0.18

Weighted average basic shares outstanding	10,012	7,087	10,038	11,186

Weighted average diluted shares outstanding	10,506	7,094	10,783	11,192

Dividends declared per common share	$ 0.49	$ —	$ 0.36	$ —

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2001	2000
Net cash provided by (used in) operating activities	$ (75,676)	$ 13,945

Cash flow from investing activities:
Mortgage loan repayments	102,927	176,799
Sales of assets acquired through foreclosure	17,463	15,295
Sales of available-for-sale securities	28,626	—
Proceeds from paydowns on available-for-sale securities	19,242	2,161
Net assets acquired during acquisition of NFI Holding Corporation	1,242	—
Net change in investment in and advances to NFI Holding Corporation	—	(26,458)

Net cash provided by investing activities	169,500	167,797

Cash flow from financing activities:
Payments on asset-backed bonds	(114,723)	(185,502)
Change in short-term borrowings	33,847	10,960
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	325	23
Dividends paid on preferred stock	(1,607)	(1,575)
Dividends paid on common stock	(748)	—
Common stock repurchases	(74)	(5,276)

Net cash used in financing activities	(82,980)	(181,370)

Net increase in cash and cash equivalents	10,844	372
Cash and cash equivalents, beginning of period	2,518	2,395

Cash and cash equivalents, end of period	$ 13,362	$ 2,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 23,897	$ 27,048

Dividends payable	$ 4,207	$ 525

Securities retained in securitizations	(53,359)	(33,767)

Non-cash activities related to purchase of NFI Holding Corporation:
Operating activities:
Increase in real estate owned	$ (892)	$ —

Increase in other assets	$ (11,132)	$ —

Decrease in other liabilities	$ 9,422	$ —

Investing activities:
Cash received in purchase	$ (872)	$ —

Increase in mortgage loans	$ (81,733)	$ —

Decrease in investment in/advances to NFI Holding Corp.	$ 48,307	$ —

Financing activities:
Increase in borrowings	$ 36,900	$ —

Non-cash financing activities related to founders’ notes receivable:
Decrease in founders’ notes receivable	$ 4,340	$ —

Decrease in additional paid-in capital	$ (4,340)	$ —

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share amounts)

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable from Founders	Total Stockholders’ Equity
Balance, January 1, 2001	$43	$ 61	$141,997	$(37,976)	$10,168	$(6,374)	$107,919
Common stock repurchased, 88,947 shares	—	(4)	(332)	—	—	—	(336)
Return of common stock underlying founders notes’ receivable, 289,332 shares	—	—	(4,340)	—	—	4,340
Dividends on preferred stock ($0.12 per share)	—	—	—	(525)	—	—	(525)
Forgiveness of founders notes receivable	—	—	—	—	—	35	35
Payment of founders notes	—	—	—	—		641	641
Comprehensive income (loss):
Net income				3,013			3,013
Other comprehensive income (loss):
Change in unrealized gain (loss) available-for-sale securities					8,006		8,006
Change in unrealized gain (loss) derivative instruments used in cash flow hedges					(1,591)		(1,591)
Total comprehensive income							9,428

Balance, March 31, 2001	$43	$ 57	$137,325	$(35,488)	$16,583	$(1,358)	$117,162
Exercise of stock options and warrants	—	—	7	—	—	—	7
Common stock repurchased, 1,200 shares	—	—	(7)	—	—	—	(7)
Dividends on common stock ($0.13 per share)	—	—	—	(744)	—	—	(744)
Dividends on preferred stock ($0.13 per share)	—	—	—	(557)	—	—	(557)
Forgiveness of founders notes receivable	—	—	—	—	—	34	34
Comprehensive income (loss):
Net income				4,188			4,188
Other comprehensive income (loss):
Change in unrealized gain (loss) available-for-sale securities					4,974		4,974
Change in unrealized gain (loss) derivative instruments used in cash flow hedges					97

Total comprehensive income							9,259

Balance, June 30, 2001	$43	$ 57	$137,325	$(32,601)	$21,654	$(1,324)	$125,154
Exercise of stock options and warrants	—	1	316	—	—	—	317
Dividends on common stock ($0.36 per share)	—	—	—	(1,706)	—	—	(1,706)
Dividends on preferred stock ($0.36 per share)	—	—	—	(2,505)	—	—	(2,505)
Forgiveness of founders notes receivable	—	—	—	—	—	35	35
Comprehensive income (loss):
Net income				18,936			18,936
Other comprehensive income (loss:
Change in unrealized gain (loss) available-for-sale securities					(717)		(3,618)
Change in unrealized gain (loss) derivative instruments used in cash flow hedges					(7,453)		(7,453)
Realized gains (loss) reclassifed to earnings					(14,946)		(12,045)

Total comprehensive income (loss)							(4,180)

Balance, September 30, 2001	$43	$ 58	$137,641	$(17,876)	$ (1,462)	$(1,289)	$117,115

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 (Unaudited)

Note 1.    Financial Statement Presentation

The consolidated financial statements as of and for the periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the financial statements. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2000.

NovaStar Financial, Inc. owns 100 percent of the common stock of two special purpose entities — NovaStar Assets Corporation and NovaStar Certificates Financing Corporation. NovaStar Financial formed these entities in connection with the issuance of asset-backed bonds.

The consolidated financial statements of NovaStar Financial include the accounts of these entities. Significant intercompany accounts and transactions have been eliminated during consolidation.

On January 1, 2001, NovaStar Financial purchased 100 percent of the voting common stock of NFI Holding Corporation (Holding). Prior to January 1, 2001 the Chief Executive Officer and Chief Operating Officer of NovaStar Financial each owned one-half of these shares. NovaStar Mortgage, Inc., NovaStar Home Mortgage, Inc., NovaCredit, Inc. and NovaStar Capital, Inc. are wholly owned subsidiaries of Holding. NovaStar Mortgage Funding Corporation, NovaStar Mortgage Funding Corporation II, NovaStar Mortgage Funding Corporation III and NovaStar REMIC Financing Corporation are subsidiaries of NovaStar Mortgage. Prior to January 1, 2001, NovaStar Financial, Inc. owned all of the preferred shares of Holding, which were non-voting and retired on January 1, 2001. Prior to January 1, 2001, NovaStar Financial, Inc. recorded its investment in Holding using the equity method. Beginning January 1, 2001, the financial condition and results of operations of Holding and NovaStar Financial, Inc. are consolidated.

The Company intends to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. Therefore, the Company, and its qualified REIT subsidiaries, will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Therefore, the unrealized gains (losses) on the Company’s balance sheet exclude any tax effect.

Note 2.    Implementation of Accounting Pronouncements

During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133,” SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a charge to earnings of $1.7 million. The transition adjustment resulted from adjusting the carrying value of certain interest rate cap agreements to their fair value.

The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on liabilities of the Company adjust frequently, while interest rates on the Company’s assets adjust annually, or not at all. The Company has determined that some of its derivative instruments (interest rate caps and swaps) qualify as cashflow hedges and accounts for these instruments accordingly. For those derivative instruments that do not qualify for hedge accounting, changes in the market value of the instruments are recorded as adjustments to earnings. As discussed above, a $1.7 million transition adjustment resulting from the adoption of SFAS No. 133 was recorded on the income statement as a separate line item. In addition, the Company recorded an additional derivatives loss of $243,000 during the first nine months of 2001. This amount is included in the amount reported as “Financing for mortgage loans” on the income statement. As of September 30, 2001, management has determined that all of our cash flow hedges are effective.

During September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” Although SFAS No. 140 revises many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Implementation of the recognition and classification portion of SFAS No. 140 had no impact on the financial statements of the Company. The Company’s September 2001 securitization and resecuritization transactions were accounted for under the provisions of SFAS No. 140.

On June 29, 2001, the FASB approved SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No.141 prohibits using the pooling-of-interests method in accounting for business combinations and, therefore, the purchase method must be used. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets” and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. The statement ceases the amortization of goodwill. The statement is effective for fiscal years beginning after December 15, 2001 for goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Adoption of SFAS No. 141 and 142 will not have an effect on the Company’s consolidated financial statements.

During 1999, the FASB issued Emerging Issues Task Force (EITF) No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Effective April 1, 2001, EITF No. 99-20 provides guidance on the recognition of interest income from, and measurement of retained beneficial interests. The implementation of EITF 99-20 did not have a material effect on the Company’s consolidated financial statements.

During 2001, the FASB issued EITF D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.” EITF D-95 requires that participating securities that are convertible into common stock be included in the computation of basic EPS. In accordance with the requirements of this standard, earnings per share for all periods presented have been restated to reflect the provisions of EITF D-95.

Note 3.    NovaStar Mortgage Funding Trust Series 2001-1 and 2001-2

On March 29, 2001 and September 25, 2001, NovaStar Mortgage executed securitization transactions accounted for sales of loans. Details of these transactions are as follows:

	Value of Asset-Backed Bonds Issued	Economic Residual Value as of September 30, 2001	Book Value of Collateral Sold	Gain Recognized
NMFT 2001-1	$415,000,000	$20,600,000	$415,067,000	$8,894,000
NMFT 2001-2 (A)	788,000,000	38,200,000	465,532,000	7,339,000

(A)	The remaining collateral for NMFT 2001-2 is scheduled to close by December 21, 2001 in which $334.5 million of loans will be delivered.

Note 4.    NovaStar CAPS Certificates Series 2001-C1

On September 26, 2001, NovaStar Financial securitized interest-only and prepayment penalty securities and issued NovaStar CAPS Certificates Series 2001-C1 in the amount of $29,250,000. A gain of $14.9 million was recognized on this transaction, which was accounted for as a sale. A subordinated security, valued by the Company at $7.2 million, was retained entitling NovaStar Financial to receive cashflows of the collateral once the primary bonds are paid.

Note 5.    Segment Reporting

Following is a summary of income by the Company’s primary operating units. Mortgage portfolio operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off -balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Branch management costs include the corporate-level income and costs to support branch operations.

Divisional Operations
Nine Months Ended September 30, 2001 (in thousands)

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Net interest income	$12,978	$ 8,724	17	—	$21,719
Provision for losses	(2,638)	(134)	—	—	(2,772)
Prepayment penalty income	674	—	—	—	674
Mortgage insurance	(1,311)	(852)	—	—	(2,163)
Gain (loss) on derivative instruments and sales of mortgage loans	15,019	13,492	(17)	54	28,548
Fee income, net	—	2,412	13,158	2,221	17,791
Other income (expense)	179	(414)	—	—	(235)
General and administrative expenses	(2,282)	(19,984)	(13,171)	(1,988)	(37,425)

Net income (loss)	$22,140	$ 3,244	$ (13)	$ 287	$26,137

Three Months Ended September 30, 2001

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Net interest income	$ 4,715	$4,672	17	—	$ 9,404
Provision for losses	(878)	(256)	—	—	(1,134)
Prepayment penalty income	176	—	—	—	176
Mortgage insurance	(507)	(527)	—	—	(1,034)
Gain (loss) on derivative instruments and sales of mortgage loans	14,834	4,114	(17)	54	18,985
Fee income, net	—	720	3,896	885	5,501
Other income	107	573	—	—	680
General and administrative expenses	(1,091)	(7,855)	(3,949)	(747)	(13,642)

Net income (loss)	$17,356	$1,441	$ (53)	$192	$18,936

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

Recent Developments

Federal Tax Legislation.    Recently adopted legislation allows a real estate investment trust (REIT) to own directly all of the stock of taxable subsidiaries beginning in the tax year 2001. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT’s assets. NovaStar Financial acquired all of the common stock of NFI Holding Corporation from the Chief Executive Officer and Chief Operating Officer on January 1, 2001. For details regarding related party transactions we refer you to our annual report on Form 10-K for the fiscal year ended December 31, 2000.

Also, effective beginning with the 2001 tax year, the minimum dividend distributions of a REIT will have to equal 90% of taxable income, down from 95% of taxable income under current law. These and other federal tax legislation changes and proposals are discussed further in NovaStar Financial’s Annual Report on Form 10-K under “Federal Income Tax Consequences”.

Description of Businesses

Investment Portfolio

•	Invest in assets generated primarily from our wholesale origination of nonconforming, single-family, residential mortgage loans.

•	Operates as a long-term portfolio investor.

•	Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements.

•	Earnings are generated from return on mortgage securities and spread income on the mortgage loan portfolio.

Residential Mortgage Lending and Servicing

•	Primary customer is the retail mortgage broker who deals with the borrower. NovaStar Mortgage’s account executives work with more than 5,800 brokers to solicit loans.

•	Borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties.

•	Loans are financed through short-term warehouse facilities.

•	Loans are held for sale in either outright sales for cash or in securitization transactions accounted for as sales.

•
Processing of loan payments, loan payment remittance to investors, making required advances, holding escrow or impound funds for payment of property taxes and insurance, delinquency management, loss mitigation, foreclosure and property disposition in accordance with company policies and procedures.

Branch Operations

•	Retail mortgage brokers and their staffs operate under the NovaStar Home Mortgage name and are employees of NovaStar Home Mortgage.

•	Branches operate under a strict set of established policies.

•	Branch can broker loans to any approved investor, including NovaStar Mortgage, Inc.

•	Net operating income for the branch is returned as compensation to the branch “owner/manager.”

•	As of September 30, 2001, there were 105 active branches in 36 states operating under the NovaStar Home Mortgage name.

Financial Condition of NovaStar Financial, Inc. as of September 30, 2001 and December 31, 2000

Mortgage Loans.    Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” A majority of our loans serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of September 30, 2001 was $253 million compared to $376 million as of December 31, 2000.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans.

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

Table 1 — Mortgage Loans by Credit Grade
(dollars in thousands)

				September 30, 2001			December 31, 2000
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to- value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value
Held-in-portfolio:
AA	0 x 30	95		$ 39,927	9.67%	82.0%	$ 56,463	10.17%	82.6%
A	1 x 30	90		101,960	10.16	79.5	152,621	10.66	79.4
A-	2 x 30	90		60,344	10.77	81.4	88,617	11.30	81.7
B	3 x 30, 1x 60 5 x 30, 2 x 60	85		32,234	11.29	77.6	51,001	11.80	78.1
C	1 x 90	75		16,104	11.77	72.3	22,902	12.30	72.8
D	6 x 30, 3 x 60, 2 x 90	65		2,988	12.35	64.9	4,268	13.13	63.8

				$253,557	10.50	79.5	$375,872	11.02	79.7

Held-for-sale:
Alt A	0 x 30	95		$ 8,573	9.49%	88.2%
AAA	0 x 30	97	(B)	17,857	9.62	69.9
AA	0 x 30	95		29,595	10.04	75.4
A	1 x 30	90		20,970	10.31	79.9
A-	2 x 30	90		9,222	10.02	79.4
B	3 x 30, 1x 60, 5 x 30, 2 x 60	85		7,056	9.94	75.4
C	1 x 90	75		1,596	10.67	69.0
Other	Varies	97		16,139	10.35	88.6

				$111,008	10.03	78.5

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate only; all other maximum of 95%.

Table 2 — Mortgage Loans
Geographic Concentration
Percent Current Principal as of September 30, 2001
	Held-in-portfolio	Held-for-sale

Collateral Location
California	13%	22%
Florida	17	9
Michigan	3	6
Ohio	4	5
Nevada	4	3
Tennessee	4	3
Washington	6	4
Oregon	4	2
Texas	5	2
All other states	40	44

Total	100%	100%

Table 3 — Carrying Value of Mortgage Loans by Product/Type
(in thousands)

Product/Type	September 30, 2001	December 31, 2000

Held-in-portfolio:
30/15-year fixed and balloon	$141,703	$185,817
Two and three-year fixed	95,758	166,627
Six-month LIBOR and one-year CMT	16,097	23,428

Outstanding principal	253,557	375,872
Deferred broker premium and costs	5,161	7,745
Allowance for credit losses	(5,666)	(7,690)

Carrying value	$253,053	$375,927

Carrying value as a percent of principal	99.80%	100.01%

Held-for-sale:
30/15-year fixed and balloon	$ 35,826
Two and three-year fixed	75,182
Six-month LIBOR and one-year CMT	—

Outstanding principal	111,008
Deferred broker premium and costs	1,365
Allowance for credit losses	(303)

Carrying value	$112,070

Carrying value as a percent of principal	100.96%

Table 4 — Mortgage Credit Analysis—Held-in-portfolio Loans
September 30, 2001
(dollars in thousands)

			Weighted Average Loan-to-Value Ratio	Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal		60-89 days	90 days and greater	Foreclosure and REO	Total

NovaStar Home Equity Series 1997-1:
A	$ 117,904	$ 14,409	74.8	0.6	4.3	1.6	6.5
A-	73,499	10,441	77.0	—	6.9	7.8	14.7
B	53,812	6,312	72.9	6.0	4.7	16.4	27.1
C	23,065	3,120	71.0	3.6	17.2	12.7	33.5
D	9,021	1,044	69.5	—	—	—	—

NovaStar Home Equity Series 1997-2:
AA	$ 3,153	$ 353	86.5	—	—	—	—
A	104,582	16,676	79.2	—	—	8.3	8.3
A-	63,660	9,793	82.8	—	1.4	2.7	4.1
B	36,727	5,317	78.9	3.1	0.8	15.7	19.6
C	11,354	2,406	69.6	—	—	9.8	9.8
D	1,529	422	60.4	—	10.7	8.4	19.1

NovaStar Home Equity Series 1998-1:
AA	$ 59,213	14,340	83.5	—	0.5	8.6	9.1
A	113,457	27,105	80.8	1.4	1.2	9.8	12.3
A-	63,100	15,481	82.0	2.2	0.8	13.6	16.6
B	38,249	8,456	78.4	2.9	2.9	11.5	17.3
C	23,029	4,659	75.0	1.3	5.9	10.8	18.0
D	5,495	812	63.7	5.9	23.4	—	29.3

NovaStar Home Equity Series 1998-2:
AA	$ 64,851	24,538	81.4	—	0.5	4.7	5.2
A	113,557	42,657	80.8	1.1	1.9	7.9	10.8
A-	70,399	24,167	83.3	1.9	5.3	6.7	14.0
B	40,818	14,061	80.0	3.4	5.3	18.3	27.1
C	22,335	6,225	72.6	3.2	1.4	13.4	17.9
D	2,951	763	62.3	—	5.6	21.6	27.2
Total	$1,115,760	$253,557

Table 5 — Loss Analysis—Held-in-portfolio Loans
September 30, 2001 (dollars in thousands)

		Loans Repurchased From Trusts
	Cumulative Losses As Reported	Loss Amount	Loss As a % of Original Balance	Total Losses
NHES 1997-1	1.78%	$3,383	1.22%	3.00%
NHES 1997-2	2.01	6,078	2.75	4.76
NHES 1998-1	1.97	7,533	2.49	4.46
NHES 1998-2	1.82	2,110	0.67	2.49

Table 6 — Mortgage Loan Coupon and Prepayment Analysis
(dollars in thousands)

	Issue Date	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
								Three- month	Twelve - Month	Life
As of September 30, 2001
Held-in-portfolio—serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$ 277,301	$ 35,326	$1,601	25%	11.09%	0.15	43	38	40
Series 1997-2	December 11, 1997	221,005	34,967	697	20	11.02	0.22	33	43	37
Series 1998-1	April 30, 1998	302,543	70,853	1,179	23	10.58	0.34	39	41	33
Series 1998-2	August 18, 1998	314,911	112,411	1,683	30	10.26	0.54	37	35	27

Total		$1,115,760	$253,557	$5,160	26%	10.57%	0.39

Held-for-sale:			$111,008	$1,356	78%	10.14%	2.23	Not meaningful

As of December 31, 2000
Held-in-portfolio—serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$ 277,301	$ 52,282	$2,494	25%	11.80%	0.30	37	40	40
Series 1997-2	December 11, 1997	221,005	53,727	1,040	16	11.55	0.28	45	46	36
Series 1998-1	April 30, 1998	302,543	114,367	1,877	33	11.03	0.46	34	41	30
Series 1998-2	August 18, 1998	314,911	155,496	2,334	60	10.57	0.85	38	33	24

Total		$1,115,760	$375,872	$7,745	40%	11.02%	0.57

Mortgage Securities—available-for-sale.    During 2001, 2000 and 1999, $881 million ($334.5 million scheduled to be delivered by December 21, 2001), $570 million, and $165 million in loans were pooled in securitization transactions. These transactions were treated as sales for accounting and tax purposes. We service the loans sold in these securitizations and we retained the AAA-rated interest-only, prepayment penalties and other subordinated securities issued in the securitizations. The September 30, 2001 value of the AAA-rated interest-only, prepayment penalties and other subordinated interests retained in the 2001 securitizations was $58.8 million. Under the section “Mortgage Loan Sales” we discuss the details of the loan securitization transactions. During the third quarter of 2001, we resecuritized our NMFT 2000-1 and 2000-2 AAA-rated interest-only and prepayment penalty securities and issued NovaStar CAPS Certificates 2001-C1 (CAPS 2001-C1) in the amount of $29.3 million. A gain of $14.9 million was recognized on this transaction. NovaStar Financial retained a $7.2 million subordinated interest which entitles us to the remaining cash flows once the primary bonds of the CAPS 2001-C1 are paid in full.

As of September 30, 2001 and December 31, 2000, the fair value of mortgage securities was $71.6 million and $46.6 million, respectively. This value represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that owns the collateral. In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgements about the nature of the loans. We believe the value of the securities is fair, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce income of future periods. Table 7 summarizes our mortgage securities and the underlying collateral and senior asset-backed bonds. Table 8 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

Table 7 — Mortgage Securities
September 30, 2001 and December 31, 2000
(dollars in thousands)
	Estimated Fair Value of Mortgage Securities		Asset-Backed Bonds		Mortgage Loans
					Remaining Principal		Weighted Average
			Remaining Principal	Interest Rate			Coupon	Estimated Months to Call

September 30, 2001
NMFT 1999-1
Subordinated securities (non-investment grade)	$ 3,900		$ 66,915	4.76%	$ 70,442		10.37%	55
NMFT 2000-1
Interest only (AAA-rated)	—	(B)
Prepayment penalty (AAA-rated)	—	(B)
Subordinated securities (non-investment grade)	700

	700		162,915	3.08	166,760		10.17	53
NMFT 2000-2
Interest only (AAA-rated)	—	(B)
Prepayment penalty (AAA-rated)	—	(B)
Subordinated securities (non-investment grade)	1,000

	1,000		278,219	2.84	284,212		10.60	49
NMFT 2001-1
Interest only (AAA-rated)	16,000
Prepayment penalty (AAA-rated)	3,600
Subordinated securities (non-investment grade)	1,000

	20,600		393,250	3.00	393,487		10.36	58
NMFT 2001-2
Interest only (AAA-rated)	31,800
Prepayment penalty (AAA-rated)	5,800
Subordinated securities (non-investment grade)	600

	38,200		785,798	2.42	463,419	(A)	9.88	68
CAPS 2001-C1
Subordinated securities (non-investment grade)	7,200		26,953	7.25		(B)	(B)		(B)

Total	$71,600		$1,714,050		$1,378,320

December 31, 2000
NMFT 1999-1
Subordinated securities (non-investment grade)	$6,900		$96,521	6.23	$103,968		10.66	64
NMFT 2000-1
Interest only (AAA-rated)	11,697
Prepayment penalty (AAA-rated)	2,533
Subordinated securities (non-investment grade)	720

	14,950		210,261	6.11	216,216		10.18	62
NMFT 2000-2
Interest only (AAA-rated)	19,745
Prepayment penalty (AAA-rated)	3,729
Subordinated securities (non-investment grade)	1,326

	24,800		328,025	6.12	333,865		10.57	58

Total	$46,650		$634,807		$654,049

(A)	The remaining collateral for NMFT 2001-2 is scheduled to close by December 21, 2001 in which $334.5 million of loans will be delivered.
(B)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly affects the performance of the CAPS 2001-C1 security.

Table 8 — Characteristics of Loan Collateral, Valuation of Individual Mortgage Securities
and Assumptions (dollars in thousands)

	September 30, 2001							December 31, 2000
	1999-1	2000-1	2000-2	2001-1	2001-2	CAPS 2001-C1	Total	1999-1	2000-1	2000-2	Total

NovaStar Mortgage Funding Trust Series:
Discount rate (%)	25	25	25	25	25	40		17	17	17
Constant prepayment rate (%)	29	38	40	34	28	39		32	32	32
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	8.8	3.7	1.9	2.2	—	(A)		17.0	5.7	1.1
Loans in foreclosure	6.0	2.8	2.6	1.1	—	(A)		5.5	1.6	0.3
Real estate owned	5.5	1.7	0.8	0.1	—	(A)		4.2	0.1	—
Cumulative losses (as reported)	1.5	0.1			—	(A)		1.0	—	—
Cost basis of individual mortgage securities:
Interest only (AAA– rated)	$ —	$—	$ —	$13,186	$31,632	$ —	$44,818	$ —	$ 8,961	$15,607	$24,568
Prepayment penalty (AAA– rated)	—	—	—	3,548	5,479	—	9,027	—	1,912	3,758	5,670
Subordinated securities (non-investment grade)	5,120	353	638	619	498	3,016	10,244	5,265	338	642	6,245
Unrealized gain (loss)	(1,220)	347	362	3,247	591	4,184	7,511	1,635	3,739	4,793	10,167

Total	$ 3,900	$700	$1,000	$20,600	$38,200	$7,200	$71,600	$6,900	$14,950	$24,800	$46,650

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Prepayment assumptions used for each transaction have generally risen as market interest rates and funding costs have decreased. Discount rates have been increased to reflect the market appetite for our securities. While interest rates are declining and the cash flow from our securities are increasing, the market place has not recognized the value of these securities, especially given the minimal credit risk of the securities. The discount rate assumption and other assumptions used for valuing the CAPS 2001-C1 security are discussed in the “Sales of Mortgage Assets” section of this document.

The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 9 through 14. The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.”

Table 9 — Loans Collateralizing Mortgage Securities
Credit Grade (dollars in thousands)

				September 30, 2001			December 31, 2000
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value
AAA	0 x 30	97	(B)	$ 270,063	9.66%	81.0%	$143,673	9.71%	80.9%
AA	0 x 30	95		405,521	10.18	83.9	175,068	10.25	83.5
A	1 x 30	90		254,248	10.39	81.6	130,237	10.54	81.2
A–	2 x 30	90		161,676	10.59	81.0	86,660	10.65	81.3
B	3 x 30, 1 x 60, 5 x 30, 2 x 60	85		106,575	10.87	78.0	44,487	11.16	79.3
C	1 x 90	75		25,524	11.49	69.1	18,398	11.69	70.1
D	6 x 30, 3 x 60, 2 x 90	65		1,124	12.29	62.3	1,568	12.69	61.6
Other	Varies	97		153,588	11.51	93.5	53,958	11.44	92.7

				$1,378,320	10.39		$654,049	10.45

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 10 — Loans Collateralizing Mortgage Securities
Percent of Current Principal as of September 30, 2001

Collateral Location
Florida	14%
California	13
Michigan	8
Ohio	6
Nevada	5
Tennessee	5
Arizona	5
Washington	4
Colorado	4
All other states	36

Total	100%

Table 11 — Loans Collateralizing Mortgage Securities
Carrying Value of Loans by Product/Type (in thousands)

Product/Type	September 30, 2001	December 31, 2000
Two and three-year fixed	$ 696,867	$465,976
Six-month LIBOR and one-year CMT	1,551	2,492
30/15-year fixed and balloon	679,901	185,581

Outstanding principal	$1,378,320	$654,049

Mortgage securities retained	$ 71,600	$ 46,650

Table 12 — Loans Collateralizing Mortgage Securities
Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
							Three- month	Twelve- Month	Life

September 30, 2001 NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$ 164,995	$ 70,442	51	10.37%	0.88	34	38	26
2000-1 (A)	March 31, 2000	230,138	166,760	93	10.17	1.85	30	24	18
2000-2 (A)	September 28, 2000	339,688	284,212	93	10.60	1.94	23	16	15
2001-1	March 31, 2001	415,067	393,487	88	10.36	2.22	12	—	8
2001-2	September 25, 2001	465,532	463,419	87	9.88	2.39	—	—	—

Total		$1,615,420	$1,378,320	87%	10.39%	—

December 31, 2000 NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$ 164,995	$ 103,968	64	10.66	1.23	38	28	21
2000-1	March 31, 2000	230,138	216,216	94	10.18	2.43	10	—	8
2000-2	September 28, 2000	339,688	333,865	90	10.57	2.49	5	—	5

Total		$ 734,821	$ 654,049	87%	10.45%	2.27

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 13 — Loans Collateralizing Mortgage Securities
Mortgage Credit Analysis
September 30, 2001

				Defaults as Percent Of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60-89 days	90 days and greater	Foreclosure And REO	Total

NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$ 4,024	$ 2,296	79.2	—	2.7	—	2.7
AA	30,772	14,080	84.9	—	—	7.1	7.1
A	50,693	21,098	83.6	0.6	2.0	5.6	8.1
A–	38,953	17,102	82.3	1.3	4.3	11.1	16.8
B	23,135	9,723	79.6	0.9	8.5	21.1	30.5
C	12,959	5,408	71.5	6.2	5.2	25.0	36.4
C–	47	—	—	—	—	—	—
D	4,412	735	62.8	11.9	—	7.2	19.0

NovaStar Mortgage Funding Trust Series 2000-1: (A)
AAA	$ 85,222	$ 61,383	80.6	1.0	0.5	2.3	3.8
AA	55,874	42,597	83.1	1.6	1.2	3.9	6.7
A	36,422	26,985	80.5	0.9	0.3	5.9	7.1
A–	23,329	16,550	80.6	0.5	—	5.1	5.7
B	13,089	8,367	80.3	—	3.1	9.4	12.5
C	5,922	3,806	68.7	2.7	—	8.0	10.7
C–	335	—	—	—	—	—	—
D	51	49	58.0	—	—	—	—
Other	9,894	7,023	92.1	4.4	—	2.2	6.6

NovaStar Mortgage Funding Trust Series 2000-2: (A)
AAA	$ 57,846	$ 47,613	81.2	0.2	0.2	1.7	2.1
AA	103,454	87,975	83.6	0.5	0.6	4.6	5.7
A	60,735	50,136	81.4	1.5	0.4	3.3	5.1
A–	39,939	31,994	81.3	1.2	0.2	4.0	5.4
B	19,843	17,077	76.8	1.0	0.6	0.9	2.5
C	4,275	3,552	67.4	4.0	—	1.4	5.4
C–	388	543	74.7	—	—	—	—
Other	53,208	45,322	92.9	0.3	0.5	3.1	3.9

NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$ 70,652	$ 66,780	81.3	1.0	—	—	1.0
AA	130,278	123,796	84.3	0.7	—	0.5	1.2
A	75,748	71,027	81.6	0.8	—	0.5	1.3
A–	43,418	41,846	80.5	1.2	—	0.7	1.9
B	38,186	36,253	77.8	1.7	—	1.0	2.7
C	4,863	4,490	67.2	—	—	1.8	1.8
C–	50	49	65.0	—	—	—	—
Other	51,872	49,246	94.2	1.2	—	1.5	2.7

NovaStar Mortgage Funding Trust Series 2001-2:
Alt. A	$ 10,795	$ 10,793	90.7	—	—	—	—
AAA	77,445	77,426	80.9	—	—	—	—
AA	144,949	144,914	82.4	—	—	—	—
A	88,472	88,451	81.0	—	—	—	—
A–	38,840	38,830	79.3	—	—	—	—
B	32,430	32,422	76.3	—	—	—	—
C	5,734	5,732	66.8	—	—	—	—
C–	119	119	49.6	—	—	—	—
Other	64,748	64,732	91.3	—	—	—	—
(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 14 — Mortgage Loss Analysis—Loans Collateralizing Mortgage Securities
September 30, 2001
(dollars in thousands)

	Cumulative Losses As Reported	Loans Repurchased From Trusts		Total Losses
		Losses	Loss as a % of Original Balance
NMFT 1999-1	1.49%	$808	0.49%	1.98%
NMFT 2000-1 (A)	0.06	23	0.01	0.07
NMFT 2000-2 (A)	—	34	0.01	0.01
NMFT 2001-1	—	—	—	—
NMFT 2001-2	—	—	—	—
(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Assets Acquired through Foreclosure.    As of September 30, 2001, we had 122 properties in real estate owned with a carrying value of $12.7 million compared to 154 properties with a carrying value of $13.1 million as of December 31, 2000.

Other Assets.    Included in other assets as of September 30, 2001 are mortgage servicing rights, servicing advances, collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. The significant increase from December 31, 2000 is due to mortgage servicing rights and servicing advances were not a part of NovaStar Financial’s consolidated financial statements until the purchase of NFI Holding’s voting common stock on January 1, 2001.

Short-term Financing Arrangements.     Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of two committed warehouse lines of credit. Amounts outstanding and available for borrowing are listed below.

Table 15 — Short-term Financing Resources
September 30, 2001
(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$13,362
Lines of credit, mortgage and securities repurchase facilities	$660,000	$158,347	$95,747	$62,600

Total	$660,000	$158,347	$95,747	$75,962

Long-term Financing Arrangements.    On a long-term basis, we finance mortgage loans by issuing asset-backed bonds. Investors in asset-backed bonds are repaid based on the performance of the mortgage loans collateralizing the bonds. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to lines of credit and repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in NHES 97-01 and 25% for the loans in NHES 97-02, 98-01 and 98-02.

Table 16 provides details for all asset-backed bonds, and the related collateral that we have issued.

Table 16 — Asset-backed Bonds
September 30, 2001 and December 31, 2000
(dollars in thousands)

	Asset-Backed Bonds		Mortgage Loans
	Remaining Principal	Floating Interest Rate	Remaining Principal (A)	Weighted Average
				Coupon	Estimated Months to Call

September 30, 2001
NHES 1997-1	$ 33,443	3.16%	$36,614	11.09	—
NHES 1997-2	33,446	3.16	36,524	11.02	—
NHES 1998-1	65,757	2.94	74,663	10.58	—
NHES 1998-2	111,282	2.88	117,978	10.26	14
Unamortized debt issuance costs, net	(372)

Total	$243,556

December 31, 2000
NHES 1997-1	48,121	7.13%	52,910	11.80%	—
NHES 1997-2	51,114	6.91	55,736	10.55	1
NHES 1998-1	105,780	6.92	117,121	11.05	9
NHES 1998-2	153,508	6.86	163,039	10.55	23
Unamortized debt issuance costs, net	(1,086)

Total	$357,437

(A)	Including assets acquired through foreclosure.

Stockholders’ Equity.    The increase in our stockholders’ equity as of September 30, 2001 compared to December 31, 2000 is a result of the following:

•	$26.1 million increase due to net income recognized for the nine months ended June 30, 2001.

•
$370,000 net increase due to the restructuring of founders notes receivable and purchase of NFI Holding Corporation on January 1, 2001. This transaction resulted in a $5 million increase in equity due to a decrease in founders notes receivable with a corresponding $4.6 million decrease in equity as a result of repurchases of common stock. Refer to the December 31, 2000 Form 10-K for more details regarding this transaction.

•	$12.3 million increase in unrealized gains (losses) on mortgage securities classified as available-for-sale

•	$14.9 million decrease due to realized gain on available-sale-mortgage securities

•	$9.0 million decrease in unrealized losses on derivative instruments used in cash flow hedges

•	$6.0 million decrease due to dividends on Class B 7% cumulative convertible preferred stock and common stock.

Mortgage Loan Production

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 1,000 brokers are active customers and approximately 5,800 are approved. Loans are underwritten and funded in a centralized facility by our employees. We increased our sales force from 85 on January 1, 2001 to 91 on September 30, 2001. Our sales force operates in 46 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

Table 17 — Wholesale Loan Originations
(dollars in thousands, except for average loan balance)

			Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
	Number	Principal			Loan to Value	Credit Rating (A)	Coupon
2001:
Third quarter	3,168	$369,201	$116,541	101.0%	81%	5.43	9.9%	81%
Second quarter	2,966	348,569	117,522	101.0	81	5.43	10.0	83
First quarter	2,087	244,639	117,220	101.1	82	5.41	10.4	82

Total	8,221	$962,409	$117,070	101.0%	81%	5.42	10.1%	82%

2000:
Fourth quarter	1,768	$208,232	$117,778	101.1%	82%	5.12	10.7%	86%
Third quarter	1,793	207,662	115,818	101.1	84	5.20	10.7	90
Second quarter	1,473	171,375	116,344	101.0	82	5.32	10.5	91
First quarter	1,232	132,072	107,201	101.1	80	5.45	10.2	93

Total	6,266	$719,341	$114,801	101.1%	82%	5.28	10.5%	90%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 18 — Quarterly Mortgage Loan Originations by State (based on original principal)

	2001			2000
Collateral Location	Third	Second	First	Fourth	Third	Second	First
California	20%	18%	16%	14%	11%	10%	10%
Florida	12	16	13	11	12	13	14
Michigan	7	8	9	9	10	11	11
Ohio	4	5	6	6	7	8	7
Tennessee	3	4	4	4	4	6	7
Arizona	3	3	6	4	5	5	5
Washington	3	3	2	3	5	5	5
All other states	48	43	44	49	46	42	41

Results of Operations

Presentation

On January 1, 2001, we purchased the voting common shares of NFI Holding Corporation. Previously, two members of NovaStar management owned these securities. The assets and liabilities and operating results of NFI Holding Corporation were not consolidated with that of NovaStar Financial. Beginning January 1, 2001, the financial statements of NFI Holding Corporation are consolidated with those of NovaStar Financial. For comparative purposes, we have presented prior period information as if the financial results of NFI Holding had been consolidated with those of NovaStar Financial in relevant analyses that follow. In these cases, we have marked the proforma information accordingly. Table 19 is a presentation of proforma consolidated operating results.

Table 19 — NOVASTAR FINANCIAL, INC.
PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2001	Pro Forma 2000	2001	Pro Forma 2000
Interest income:
Mortgage loans	$38,216	$45,864	$15,467	$14,692
Mortgage securities	7,043	1,610	3,085	733

Total interest income	45,259	47,474	18,552	15,425
Interest expense:
Financing for mortgage loans	21,928	33,917	8,552	11,248
Financing for mortgage securities	1,612	281	596	131

Total interest expense	23,540	34,198	9,148	11,379

Net interest income before provision for credit losses	21,719	13,276	9,404	4,046
Provision for credit losses	2,772	4,084	1,134	1,309

Net interest income	18,947	9,192	8,270	2,737
Prepayment penalty income	674	1,432	176	441

Premiums for mortgage loan insurance	(2,163)	(1,355)	(1,034)	(485)
Broker fee income	15,379	4,049	4,781	2,494
Net Loan servicing income (expenses)	2,412	1,007	720	332
Gain on sale of mortgage assets and derivative securities	28,548	9,187	18,985	4,391
Other income	1,471	1,208	680	515

General and administrative expenses:
Compensation and benefits	21,267	11,494	8,198	4,513
Travel and public relations	5,866	1,786	1,909	929
Office administration	4,999	4,760	1,611	1,586
Loan expense	1,559	786	635	317
Professional and outside services	1,497	1,630	487	542
Other	2,237	928	802	560

Total general and administrative expenses	37,425	21,384	13,642	8,447

Income before cumulative effect of a change in accounting principle	27,843	3,336	18,936	1,978
Cumulative effect of a change in accounting principle	(1,706)	—	—	—

Net income	26,137	3,336	18,936	1,978
Dividends on preferred shares	(3,587)	(1,575)	(2,505)	(525)

Net income available to common shareholders	$22,550	$ 1,761	$16,431	$ 1,453

Basic earnings per share—before cumulative effect of a change in accounting principle	$ 2.78	$ 0.25	$ 1.89	$ 0.18
Basic loss per share due to the cumulative effect of a change in accounting principle	$ (0.17)	$ —	$ —	$ —

Basic earnings per share	$ 2.61	$ 0.25	$ 1.89	$ 0.18

Diluted earnings per share—before cumulative effect of a change in accounting principle	$ 2.65	$ 0.25	$ 1.76	$ 0.18
Diluted loss per share due to the cumulative effect of a change in accounting principle	$ (0.16)	$ —	$ —	$ —

Diluted earnings per share	$ 2.49	$ 0.25	$ 1.76	$ 0.18

During the nine months ended September 30, 2001, we earned net income of $26.1 million, $2.49 per diluted share, compared with net income of $3.3 million, $0.25 per diluted share, for the same period of 2000. Net income earned for the three months end September 30, 2001 was $18.9 million, $1.76 per diluted share, compared with $2.0 million, $0.18 per diluted share, for the three months ended September 30, 2000.

Our primary sources of revenue are interest earned on our mortgage loan portfolio and securities, prepayment penalty income and gains from the sales and securitizations of mortgage loans. Earnings increased in 2001 as compared to 2000 due: 1) increase in accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates, 2) substantially lower all-in loan origination costs of production and 3) a lower interest rate environment, which widened the interest spread between loans in warehouse and the cost of our financing facilities and 4) a $29 million resecuritization that created a $14.9 million gain.

Net Interest Income

Table 20 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the nine months ended September 30, 2001 and 2000 and the three months ended September 30, 2001 and 2000.

Table 20 — Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Total Interest Income/ Expense	Annual Yield/ Rate

Nine months ended September 30, 2001
Held-in-portfolio
Interest-earning mortgage assets	$282,428	$21,193	10.01%				$282,428	$21,193	10.01%

Interest-bearing liabilities:
Asset-backed bonds	$303,016	12,993	5.73%				$303,016	12,993	5.73%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		668						668

Total borrowings	$303,016	13,661	6.03				$303,016	13,661	6.03

Net interest income		$ 7,532						$ 7,532

Net interest spread			3.98						3.98

Net yield			3.56						3.56

Held-for-sale
Interest-earning mortgage assets	$221,315	$17,023	10.26%	$45,447	$7,043	20.66%	$266,762	$24,066	12.03%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$179,328	7,763	5.77%	36,479	1,612	5.89	215,807	9,375	5.79%

Cost of derivative financial instruments hedging liabilities		504			—			504

Total borrowings	$179,328	8,267	6.15	$36,479	1,612	5.89	$215,807	9,879	6.10

Net interest income		$ 8,756			$5,431			$14,187

Net interest spread			4.11			14.77			5.93

Net yield			5.28			15.93			7.09

Nine months ended September 30, 2000 (pro forma)
Held-in-portfolio
Interest-earning mortgage assets	$475,419	$34,981	9.81%				$475,419	$34,981	9.81%

Interest-bearing liabilities:
Asset-backed bonds	$499,805	26,721	7.13%				$499,805	26,721	7.13%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		160						160

Total borrowings	$499,805	26,881	7.17				$499,805	26,881	7.17

Net interest income		$ 8,100						$ 8,100

Net interest spread			2.64						2.64

Net yield			2.27						2.27

Held-for-sale
Interest-earning mortgage assets	$141,921	$10,883	10.22%	$13,648	$1,610	15.73%	$155,569	$12,493	10.71%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$113,970	7,036	8.23%	5,228	281	7.17	119,198	7,317	8.18

Cost of derivative financial instruments hedging liabilities		—			—			—

Total borrowings	$113,970	7,036	8.23	$ 5,228	281	7.17	$119,198	7,317	8.18

Net interest income		$ 3,847			$1,329			$ 5,176

Net interest spread			1.99			8.56			2.53

Net yield			3.62			12.98			4.44

	Mortgage Loans			Mortgage Securities
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Total Interest Income/ Expense	Annual Yield/ Rate

Three months ended September 30, 2001
Held-in-portfolio
Interest-earning mortgage assets	$246,686	$6,088	9.87%				$246,686	$ 6,088	9.87%

Interest-bearing liabilities:
Asset-backed bonds	$264,589	3,044	4.56%				$264,589	3,044	4.56%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		807						807

Total borrowings	$264,589	3,851	5.77				$264,589	3,851	5.77

Net interest income		$2,237						$ 2,237

Net interest spread			4.10						4.10

Net yield			3.63						3.63

Held-for-sale
Interest-earning mortgage assets	$372,700	$9,379	10.07%	$48,074	$3,085	25.67%	$420,774	$12,464	11.85%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	379,554	4,313	4.55	45,953	596	5.19	425,507	4,909	4.61

Cost of derivative financial instruments hedging liabilities		388			—			388

Total borrowings	$379,554	4,701	4.95	$45,953	596	5.19	$425,507	5,297	4.98

Net interest income		$4,678			$2,489			$ 7,167

Net interest spread			5.12			20.48			6.87

Net yield			5.02			20.71			6.81

Three months ended September 30, 2000 (pro forma)
Held-in-portfolio
Interest-earning mortgage assets	$417,846	$10,391	9.95%				$417,846	$10,391	9.95%

Interest-bearing liabilities:
Asset-backed bonds	$443,082	8,400	7.58%				$443,082	8,400	7.58%
Other borrowings	—	—					—	—
Cost of derivative financial instruments hedging liabilities		(160)						(160)

Total borrowings	$443,082	8,240	7.44				$443,082	8,240	7.44

Net interest income		$ 2,151						$ 2,151

Net interest spread			2.51						2.51

Net yield			2.06						2.06

Held-for-sale
Interest-earning mortgage assets	$163,181	$ 4,301	10.54%	$18,701	$733	15.68%	$181,882	$ 5,034	11.07%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	137,616	3,008	8.74	6,787	131	7.72	144,403	3,139	8.70

Cost of derivative financial instruments hedging liabilities		—			—			—

Total borrowings	$137,616	3,008	8.74	$ 6,787	131	7.72	$144,403	3,139	8.70

Net interest income		$ 1,293			$602			$ 1,895

Net interest spread			1.80			7.96			2.37

Net yield			3.17			12.88			4.17

As noted in Table 20, interest income is a function of volume and rates. Increasing the volume of assets will cause future increases in interest income, while declining balances will reduce interest income. Market interest rates will also affect future interest income on adjustable-rate mortgages.

Our asset-backed bonds are indexed to LIBOR. During the nine months ended September 30, 2001, one-month LIBOR averaged 4.44% compared with 6.33% for the same period of 2000. One-month LIBOR averaged 3.55% for the three months ended September 30, 2001 compared with 6.62% for the same period of 2000. As with interest income, the cost of funds in the future will largely depend on market conditions, most notably levels of short-term interest rates. Rates on other borrowings generally fluctuate with short-term market interest rates, such as LIBOR or the federal funds rate.

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

Table 21 — Taxable Net Income
(dollars in thousands)

	For the NineMonths Ended September 30, 2001	For the Three Months Ended
		September 30, 2001	June 30, 2001	March 31, 2001
GAAP net income	$26,137	$ 18,936	$ 4,188	$ 3,013
Equity in net income of NFI Holding Corp.	(475)	792	(85)	(1,182)
Cumulative effect of a change in accounting principle	1,384	—	—	1,384
Interest rate agreement amortization	(831)	(193)	(211)	(427)
Residual purchase commitment fee	(1,230)	(400)	(407)	(423)
Credit losses, net of provision	(2,024)	(632)	(334)	(1,058)
Other	205	71	95	39
Use of capital loss carryfoward	(14,946)	(14,946)	—	—

Use of net operating loss carryforward	(2,718)	—	(1,897)	(821)

Taxable net income before preferred dividends	5,502	3,628	1,349	525
Preferred dividends	(2,625)	(1,543)	(557)	(525)

Taxable net income available to common shareholders	$ 2,877	$ 2,085	$ 792	$ —

Taxable net income per common shareholder	$ 0.49	$ 0.36	$ 0.13	$ —

Comparative data for the for the nine month period ended September 30, 2000 and three month periods ended March 31, 2000, June 30, 2000 and September 30, 2000 is not meaningful as we were in a net operating loss position for taxable income during those time periods.

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

During the nine months ended September 30, 2001, we made provisions for losses of $2.8 million and incurred net charge-offs of $1.6 million, compared to $4.0 million and $7.1 million during the same period of 2000. The following table presents a quarterly rollforward of our allowance for credit losses.

Table 22 — Quarterly Activity—Allowance for Credit Losses
(in thousands)

	2001			2000
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$ 6,419	$ 6,825	$ 7,944	$ 8,701	$ 9,770	$ 10,230	$ 11,817
Provision for credit losses	1,134	1,119	519	1,343	1,252	1,336	1,430
Amounts charged off, net of recoveries	(1,584)	(1,525)	(1,638)	(2,100)	(2,321)	(1,796)	(3,017)

Ending balance	$ 5,969	$ 6,419	$ 6,825	$ 7,944	$ 8,701	$ 9,770	$ 10,230

Mortgage loans—held-in- portfolio, net	$253,053	$290,365	$332,766	$375,927	$424,547	$493,001	$551,766

Prepayment Penalty Income

A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $674,000 and $1.4 million during the nine months ended September 30, 2001 and 2000 compared with $176,000 and $448,000 for the three months ended September 30, 2001 and 2000. The decrease is due to the seasoning of the portfolio and expiration of prepayment penalty periods.

Premiums for Mortgage Loan Insurance

We purchase mortgage insurance on substantially all of the loans we originate. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. As of September 30, 2001, approximately 92% of the loans we service are covered by mortgage insurance compared with 72% as of December 31, 2000.

Premiums for mortgage insurance on loans maintained on our balance sheet are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance.”

It is important to note that substantially all of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. This serves to reduce credit loss exposure in those mortgage pools. Insurance premiums on these loans are paid from the collateral proceeds and, therefore, are not included in the amount of total premiums for mortgage loan insurance expense in our statement of operations.

Sales of Mortgage Assets

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

Table 23 — Quarterly Mortgage Loan Sales
(dollars in thousands)

	Outright Mortgage Loan Sales				Mortgage Loans Transferred in Securitizations
	Principal Amount	Percent of Total Sales	Net Gain Recognized	Weighted Average Price To Par (A)	Principal Amount	Percent of Total Sales	Net Gain Recognized

2001:
Third quarter	$ 19,511	4.0%	$ 84	102.0	$465,532	96.0%	$ 7,330
Second quarter	17,516	7.9	373	102.3	203,647	92.1	3,959
First quarter	10,773	4.8	262	102.9	211,420	95.2	4,944

Total	$ 47,800	5.1%	$ 719	102.3	$880,599	94.9%	$16,233

2000:
Fourth quarter	$ 46,158	23.4%	$1,666	104.6	$151,277	76.6%	$3,227
Third quarter	50,334	21.1	1,552	104.4	188,734	78.9	3,584
Second quarter	27,799	21.5	661	103.8	101,675	78.5	1,392
First quarter	48,548	27.5	1,204	104.0	128,171	72.5	1,544

Total	$172,839	23.3%	$5,083	104.2	$569,857	76.7%	$9,747

(A)	The loans we have sold in 2001 have been in higher credit grades and lower coupons than those sold in 2000. As a result, market prices are lower.

In the outright sales of mortgage loans, we retain no assets or servicing rights. For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash out method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were constant prepayment rate of 25 to 30, projected losses of 1.3% and a discount rate of 19.8%.

During the third quarter of 2001, we resecuritized AAA-rated interest-only and prepayment penalty securities issued in 2000. This transaction, CAPS 2001-1, was structured as a sale for financial reporting and income tax purposes. Senior bonds in the amount of $29.3 million were sold to the public. We retained a subordinated interest, the CAPS 2001-1 C1 bond, and recognized a gain of $14.9 million. For tax purposes, this gain was capital in nature and offsets existing capital losses we incurred in 1998.

Cash will be paid on the bond we retained only when the senior bond is fully repaid. The retained portion of the CAPS 2001-1 C1 bond is valued using a 40% discount rate, projected losses of 1.4% and constant prepayment rate of 38 to 40. These default and prepayment assumptions are consistent with our valuation of the underlying mortgage loan collateral of the securities sold in the CAPS 2001-1 C1 transaction. The discount rate reflects the uncertain nature of the cash flow on the bond we retained.

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

General and Administrative Expenses

Table 24 — General and Administrative Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
		(pro forma)		(pro forma)
Compensation and benefits	$21,267	$11,494	$ 8,198	$4,513
Travel and entertainment	5,866	1,786	1,909	929
Office administration	4,999	4,760	1,611	1,586
Loan expense	1,559	786	635	317
Professional and outside services	1,497	1,630	487	542
Other	2,237	928	802	560

Total general and administrative expenses	$37,425	$21,384	$13,642	$8,447

Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The increase compensation and benefits is primarily the result of an increase in the number of NovaStar Home Mortgage branches.

Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

Cost of production.    Our quarter-to-quarter wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, we introduced Internet Underwriter®, “IU”, a web-based origination system that has allowed us to increase production volumes without adding proportionate infrastructure. Account executive costs typically are higher in the first few months of employment and are expected to decline as the sales force becomes more productive with added experience and exposure to our loan products and markets.

Table 25 — Wholesale Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost

2001:
Third quarter	1.9	0.5	2.4
Second quarter	1.9	0.5	2.4
First quarter	2.4	0.5	2.9

2000:
Fourth quarter	2.8	0.5	3.3
Third quarter	2.6	0.5	3.1
Second quarter	3.0	0.5	3.5
First quarter	3.3	0.5	3.8

Table 26 — Divisional Operations—General and Administrative Expenses
Nine Months Ended September 30, 2001 (in thousands)

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Compensation and benefits	$1,142	$12,980	$ 6,000	$1,145	$21,267
Travel and entertainment	41	1,097	4,544	184	5,866
Office administration	313	3,450	931	305	4,999
Loan expense	—	1,328	214	17	1,559
Professional and outside services	583	828	45	41	1,497
Other	203	301	1,437	296	2,237

Total	$2,282	$19,984	$13,171	$1,988	$37,425

Three Months Ended September 30, 2001

	Mortgage Portfolio	Mortgage Lending and Servicing	Branch Operations	Branch Management	Total
Compensation and benefits	$ 604	5,427	$1,722	$445	$ 8,198
Travel and entertainment	17	339	1,474	79	1,909
Office administration	88	1,183	232	108	1,611
Loan expense	—	528	99	8	635
Professional and outside services	192	255	24	16	487
Other	190	123	398	91	802

Total	$1,091	$7,855	$3,949	$747	$13,642

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

Table 27 — Summary of Servicing Operations
(dollars in thousands except per loan cost)

	2001
	September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%
Unpaid principal	$1,682,186		$1,501,844		$1,263,773

Number of loans	15,330		13,916		11,999

Servicing income, net of amortization of mortgage servicing rights	$ 1,691	0.40	$ 1,366	0.36	$ 1,465	0.46
Costs of servicing	1,269	0.30	1,166	0.31	1,238	0.39

Net servicing income	$ 422	0.10	$ 200	0.05	$ 227	0.07

Annualized costs of servicing per unit	$331.12		$335.15		$412.70

	2000
	December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$1,112,615		$1,016,951		$970,026		$872,702

Number of loans	10,774		10,041		9,683		8,919

Servicing income, net of amortization of mortgage servicing rights	$ 1,473	0.53	$ 1,392	0.55	$ 1,321	0.54	$ 1,219	0.56
Costs of servicing	1,185	0.43	1,095	0.43	1,015	0.42	1,064	0.49

Net servicing income	$ 288	0.10	$ 297	0.12	$ 306	0.12	$ 155	0.07

Annualized costs of servicing per unit	$439.95		$436.21		$419.29		$477.18

Branch Operations

We operate our mortgage brokerage unit under the name NovaStar Home Mortgage, Inc. Our first branch was opened in December 1999. Following is a summary of the operations.

Table 28 — Branch Operations
(dollars in thousands)

	2001			2000
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	105	86	77	63	48	24	16
Loans originated	2,147	1,911	1,126	867	533	272	103
Fee income	$3,896	$4,570	$4,840	$3,955	$2,283	$1,093	$330
General and administrative costs	$3,950	$4,548	$4,840	$3,662	$2,277	$1,093	$328
Personnel	471	355	288	252	162	107	81
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

Table 29 — Branch Management
(dollars in thousands)
	2001			2000
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Fee income	$ 885	$ 738	$ 450	$ 343	$ 210	$ 101	$ 31
General and administrative costs	$747	$580	$494	$590	$362	$219	$93
Personnel	15	16	15	12	11	6	5

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

Mortgage lending requires significant cash to fund loan originations and for operating costs. Our warehouse lending arrangements, including repurchase agreements, are used to support the mortgage lending operation. Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. We believe we can operate indefinitely in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure. Our liquidity position is shown under “Financial Condition—Short-term Financing Arrangements.”

Cash activity during the nine months ended September 30, 2001 and 2000 are presented in the consolidated statement of cash flows.

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

During 2001, we expect to finance 90% or more of the loans we produce. The remainder will be sold to third parties. We currently have excess capital to support this mode of operation. When we fully deploy our capital, we expect to either raise more equity from the capital markets or sell enough loans so that we operate without the need for additional capital.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive company performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and dividends are based on taxable income. In each case, financial activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

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

Interest Rate Risk.    Interest rate risk is the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. When interest rates on the assets do not adjust at the same rates as the liabilities or when the assets are fixed rates and the liabilities are adjusting, future earnings potential is affected. Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 2001 borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

In the assessment of the interest sensitivity and as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. The risks are analyzed on both an income and market value basis.

The following are summaries of the analysis as of September 30, 2001.

Table 30 — Interest Rate Sensitivity-Income
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
	(200)	(100)	Base	100	200
As of September 30, 2001
Income (expense) from:
Assets	$162,082	$164,161	$165,861	$167,053	$168,468
Liabilities (B)	(51,652)	(68,928)	(85,084)	(99,236)	(113,836)
Interest rate agreements	(14,405)	(11,354)	(8,339)	(5,362)	(2,250)

Net interest income	$ 96,025	$ 83,879	$ 72,438	$ 62,455	$ 52,382

Percent change in net interest income from base	32.6	15.8	—	(13.8)	(27.7)

Percent change of capital (C)	20.1	9.8	—	(8.5)	(17.1)

As of December 31, 2000
Income (expense) from:
Assets	$ 89,542	$ 91,334	$ 93,189	$ 95,138	$ 96,946
Liabilities (B)	(52,263)	(60,327)	(68,686)	(77,207)	(85,914)
Interest rate agreements	(1,587)	(1,587)	(1,424)	(119)	2,577

Net interest income	$ 35,692	$ 29,420	$ 23,079	$ 17,812	$ 13,609

Percent change in net interest income from base	54.7	27.5	—	(22.8)	(41.0)

Percent change of capital (C)	11.7	5.9	—	(4.9)	(8.8)

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes debt issuance costs, amortization of loan premiums, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income as a percent of total stockholders’ equity as of September 30, 2001 and December 31, 2000.

Table 31 — Interest Rate Sensitivity—Market Value
(dollars in thousands)

	Basis Point Increase (Decrease)in Interest Rate(A)
	(200)	(100)	100	200
As of September 30, 2001
Change in market values of:
Assets	$32,181	$10,694	$(24,207)	$(56,336)
Liabilities	(4,076)	(2,187)	2,401	9,128
Interest rate agreements	(14,228)	(7,216)	7,683	16,054

Cumulative change in market value	$13,877	$ 1,291	$(14,123)	$(31,154)

Percent change of market value portfolio equity (B)	9.2%	0.9%	(9.4)%	(20.7)%

As of December 31, 2000
Change in market values of:
Assets	$12,908	$ 2,448	$ (9,763)	$(25,723)
Liabilities	(2,975)	(1,624)	1,865	3,818
Interest rate agreements	(591)	(524)	2,220	6,479

Cumulative change in market value	$ 9,342	$ 300	$ (5,678)	$(15,426)

Percent change of market value portfolio equity (B)	9.5%	0.3%	(5.7)%	(15.6)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2001 and December 31, 2000

Interest Rate Sensitivity Analysis.    The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on September 30, 2001. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

Assumptions Used in Interest Rate Sensitivity Analysis.    Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of September 30, 2001.

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

Projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, LTV, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial’s loans shown in Table 6 are weighted average speeds of all loans in each deal.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          As of September 30, 2001, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.    Changes in Securities

          Not applicable

Item 3.    Defaults upon Senior Securities

          Not applicable

Item 4.    Submission of Matters of Vote of Security Holders

          Not applicable

Item 5.    Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4**	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

11.1	Statement regarding computation of per share earnings.

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

          (b)  NovaStar Financial filed a Form 8-K on July 26, 2001 regarding NovaStar Financial, Inc.’s change in principal accountants from KPMG LLP to Deloitte & Touche LLP.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 13, 2001	/s/ SCOTT F. HARTMAN

Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer
(Principal Executive Officer)

DATE: November 13, 2001	/s/ RODNEY E. SCHWATKEN

Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Accounting Officer)