Form 10-K
period 2001-12-12
NOVASTAR FINANCIAL INC
filed 2002-03-08
CIK 1025953

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended December 31, 2001


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition Period From          to
                                              ----------  ----------

                                 -------------

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

                                 -------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
    Common Stock, $0.01 par value                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 2002 was approximately $186,201,725 as reported by the New York Stock Exchange Composite Transactions on such date.

The number of shares of the Registrant's Common Stock outstanding on March 5, 2002 was 10,356,047.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2001.

================================================================================

                            NOVASTAR FINANCIAL, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

PART I

        Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
        Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
        Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .  13

PART II

        Item 5. Market For Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . .  14
        Item 6. Selected Consolidated Financial Data and Other Data  . . . . . . . . . . . . . . . . . .  14
        Item 7. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
        Item 8. Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .  40
        Item 9. Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  65

PART III

        Item 10. Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .  66
        Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  66
        Item 12. Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .  66
        Item 13. Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .  66

PART IV

        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . .  67


                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     We are a Maryland corporation formed on September 13, 1996 as an investor in mortgage assets, with a focus on non-conforming mortgage loans. We also originate single-family non-conforming loans in the name of NovaStar Mortgage, Inc. (NovaStar Mortgage), our subsidiary.

     Management believes the tax-advantaged structure of a real estate investment trust (REIT) maximizes the after-tax returns from mortgage assets. We must meet numerous rules established by the Internal Revenue Service to retain our status as a REIT. In summary, they require us to:

     o    Restrict investments to certain real estate related assets,

     o    Avoid certain investment trading and hedging activities, and

     o    Distribute virtually all taxable income to stockholders.

     As long as we maintain our REIT status, distributions to stockholders will generally be deductible by us for income tax purposes. This deduction effectively eliminates corporate level income taxes. Management believes it has and will continue to meet the requirements to maintain our REIT status.

2001 IN REVIEW

     During 2001, we originated $1.3 billion in non-conforming loans. We continue to become more efficient in underwriting and funding wholesale mortgage loans through the use of our Internet Underwriter(R), or "IU", a webbased automated underwriting system used by selected customers for non-conforming residential mortgage loans. Our cost to originate a loan decreased from 3.4% in 2000 to 2.4% in 2001.

     Loans are primarily sold through securitization transactions completed by NovaStar Mortgage. Included in net gains on sales of mortgage assets for the year ended December 31, 2001 are $21.7 million in gains recognized in two transactions securitizing a total of $1.2 billion in loans. In addition, we sold loans aggregating $73.3 million to unrelated third parties for cash, recognizing net gains of $954,000 with an average price to par of 102.1%.

     NovaStar Mortgage retains the servicing rights to loans securitized. During 2001 the loan-servicing portfolio increased from $1.0 billion to $2.0 billion.

     During 2001, we expanded our net branch product using the name NovaStar Home Mortgage, Inc. (NovaStar Home Mortgage). Loan brokers/officers can open a branch facility under the NovaStar Home Mortgage name. NovaStar provides a license, loan investors and administrative services to the branch. Administrative services include accounting, payroll and human resource support. Branch management must adhere to lending policies we have established. Net branch income-broker fee income less branch expenses and the administrative fees paid to NovaStar Home Mortgage-are profits earned by the branch manager.

     While the branch is free to broker loans for any approved investor, many of the loans produced by our branches are funded by NovaStar Mortgage. This arrangement serves to reduce our overall cost of lending and provides for enhanced fee income.

     At the beginning of 2001, we had 63 branches open. As of December 31, 2001 there were 123 branches in operation located in 32 states.

     We have obtained committed financing facilities to fund our mortgage loan operations. As of December 31, 2001, combined lending arrangements under these agreements totaled $960 million. Cash and availability under these committed facilities were $81.1 million.

     During the year ended December 31, 2001, we recorded net income of $32.3 million, $3.02 per diluted share. The earnings include a gain of $14.9 million from the sale of mortgage securities, executed through a securitization transaction. Our operating results are discussed further under "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report.

ORGANIZATIONAL STRUCTURE AND OPERATIONS

     Historically, REITs were generally limited to holding non-voting preferred stock in taxable affiliates. As of January 1, 2001, REITs were permitted to hold taxable affiliates as wholly-owned subsidiaries. The value of all taxable subsidiaries of a REIT is limited to 20% of the total value of the REIT's assets. We acquired all of the common stock of NFI Holding Corporation (NFI Holding) from Scott Hartman and Lance Anderson, our two founders, on January 1, 2001. As a result of this purchase, we own 100% of the common stock of NFI Holding, which owns 100% of the common stock of NovaStar Mortgage and NovaStar Home Mortgage. The details of the purchase transaction are described fully in
Note 9 to the consolidated financial statements.

     Following is a diagram of the industry in which we operate and our loan production during 2001 (in thousands). Following the diagram is further description of our business.





                             [GRAPH TO BE INSERTED]





MORTGAGE LENDING

     We originate and invest in non-conforming residential mortgage loans. We lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but generally have substantial equity in their homes. Often, these are individuals or families who have built high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their total monthly payments.

     Our sales force, which includes 112 account executives, develops and maintains relationships with a network of independent retail brokers. In 1997 and in much of 1998, we retained our mortgage loans. Since 1998, we have operated as a seller of whole loans to independent third parties. Two primary avenues were used for selling mortgage loans: 1) directly to independent, third parties for cash and 2) through securitization transactions that are treated for tax and accounting purposes as loan sales. Through these channels, we sold $1.3 billion in loans netting gains of $22.7 million in 2001.

     We underwrite, process, fund and service the mortgage loans sourced through our broker network. Further details regarding the loan originations are discussed under "Mortgage Originations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".


     On a short-term basis, we finance mortgage loans using warehouse lines of credit and repurchase agreements. In addition, we have access to facilities secured by our mortgage securities. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the consolidated financial statements.

     For long-term financing, we fund our mortgage loans using asset-backed bonds (ABB). Primary bonds-AAA through BBB rated-are issued to the public. We retain the interest only bonds and prepayment penalty bonds, which are AAA rated. We also retain the right to service the mortgage loans and retain non-rated, subordinated interests.

     Prior to 1999, ABB transactions were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on our consolidated balance sheets, and no gain is recorded.

     Beginning in 1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our consolidated financial statements. We do record the value of the securities and servicing rights we retain, however. Details regarding ABBs we issued can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 5 to our consolidated financial statements.

LOAN SERVICING

     Loan servicing remains a critical part of our business operation. In the opinion of management, maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Non-conforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about company products to entice them to refinance with us.

LOAN BROKERING BY AFFILIATED BRANCHES

     In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage. Branch offices offer conforming and non-conforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The branches must adhere to a strict set of established policies regarding their operations. Net income of the branch is returned to the branch "owner/manager." Administrative functions, including accounting, payroll and human resources, investor relations and licensing, are conducted by our central corporate office staff. As of December 31, 2001 we have 123 active branches in 32 states.

MARKET IN WHICH NOVASTAR OPERATES AND COMPETES

     We face intense competition in the business of originating, purchasing, selling and securitizing nonconforming mortgage loans. The number of market participants is believed to be well in excess of 100 companies and no single participant holds a dominant share of the non-conforming market. In addition to other residential mortgage REITs, we compete for non-conforming borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions and thrift institutions. We also compete with life insurance companies, institutional investors and other well-capitalized publicly owned mortgage lenders. Many of these competitors are substantially larger than we are and have considerably greater financial resources than we do.

     Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates. To the extent any competitor significantly expands their activities in the non-conforming and subprime market, we could be materially adversely affected.

     One of our key competitive strengths is our employees and the level of service they are able to provide our borrowers. By servicing our loan portfolio directly, we are able to stay in close contact with our borrowers and identify potential problems early. Standard and Poor's assigned our servicing department an "Above Average" overall rating and designated NovaStar as a Special Servicer.

     During 2001, the branches brokered $1.1 billion in residential mortgage loans. That volume places us in the top 10 of mortgage brokers, based on volume. While the branches are free to broker loans for any approved investor, the investor of choice is often NovaStar Mortgage. This integrated relationship adds another competitive advantage for us.

     In addition, regulated mortgage lenders, such as savings and loans and banks, are subject to regulatory review and must pay for the costs incurred by the regulator in their examinations. We incur no such regulation fees or costs and are, therefore, competitively advantaged.

     We are also competitively successful due to our:

     o    experienced management team;

     o use of technology to enhance customer service and reduce operating costs;

     o    tax advantaged status as a REIT;

     o vertical integration-we broker and/or originate, fund, service and manage mortgage loans;

     o    access to capital markets to securitize our assets.

RISK MANAGEMENT

     Management recognizes the following primary risks associated with the business and industry in which it operates.

     o    Credit

     o    Prepayment

     o    Liquidity

     o    Interest Rate/Market


CREDIT RISK

     Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities. Non-conforming mortgage loans comprise substantially all of our mortgage loan portfolio and serve as collateral for our mortgage securities. Our non-conforming borrowers include individuals who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have considerable equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and reduce the amount of money it takes to service their monthly debt obligations.

     Our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.

     Underwriting staff work under the supervision of our Chief Credit Officer. Underwriters are given approval authority only after their work has been reviewed for a period of at least two weeks. Thereafter, the Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All loans in excess of $350,000 currently require the approval of an underwriting supervisor. Loans in excess of $500,000 must be approved by our Chief Credit Officer or our President.

     The underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether that payment was 30, 60 or 90 days past due. Delinquency on consumer/revolving debt isalso considered. Discharged bankruptcy filings are allowed under all credit ratings, however, to obtain an "A" or "B" grade, the borrower must have at least a one-year seasoning on a discharged Chapter 13 filing and two years for a Chapter 7 filing. The credit grade that is assigned to the borrower is a reflection of the borrower's historical credit and the loan-to-value determined by the amount of documentation the borrower can produce to support income. Maximum loan-to-value ratios for each credit grade depend on the level of income documentation provided by the potential borrower. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

     Key to our successful underwriting process is the use of IU, our automated underwriting system. IU provides more consistency in underwriting loans and allows underwriting personnel to focus more of their time on loans that are not initially accepted by the IU system.

     Table 1 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" sets forth our mortgage loan portfolio by credit grade, all of which are non-conforming.

     A tool for managing credit risk is to diversify the markets in which we originate and own mortgage loans. Presented in Table 2 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report is a breakdown of the geographic diversification our loans. Detail regarding loan delinquencies and loans charged off are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Provisions for Credit Losses".

     We have purchased mortgage insurance on substantially all loans that are held in our portfolio-on the balance sheet and those that serve as collateral for our mortgage securities. Our mortgage insurance provides for coverage to a loan-to-value of 50%, which serves to substantially limit our exposure to credit risk. The use of mortgage insurance is discussed under "Premiums Paid on Mortgage Insurance" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PREPAYMENT RISK

     The majority of our securities are "interest-only" in nature. These securities represent the net cash flow-interest income-on the underlying loans in excess of the cost to finance the loans. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our securities.

     We mitigate prepayment risk by originating loans that are originated with a penalty if the borrower repays the loan in the early months of the loan's life. For the majority of our loans, a prepayment penalty is charged equal to 80% of six months interest on the principal balance that is to be paid in full. Table 6 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is a summary of the loans originated by NovaStar Mortgage demonstrating the nature of prepayment penalties. As of December 31, 2001, 46% of our loans had a prepayment penalty. Of the loans that serve as collateral for our mortgage securities, 87% had prepayment penalties as of December 31, 2001. During 2001, 82% of the loans we originated had prepayment penalties. Table 6 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" detail, prepayment speeds.

LIQUIDITY RISK

     See the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of liquidity risks and resources available to us.

INTEREST RATE/MARKET RISK

     Our investment policy sets the following general goals:

     (1)  Maintain the net interest margin between assets and liabilities, and

     (2) Diminish the effect of changes in interest rate levels on our market value

     LOAN PRICE VOLATILITY. Under our current mode of operation, we depend heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, we may sell loans we originate. Financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as when we acquire and retain mortgage loans.

     INTEREST RATE RISK. When interest rates on our assets do not adjust at the same rates as our liabilities or when the assets have fixed rates and the liabilities are adjusting, future earnings potential is affected. We express this interest rate risk as the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. We assess the risk based on the change in market values given increases and decreases in interest rates. We also assess the risk based on the impact to net income in changing interest rate environments.

     Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2001, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the "2/28" loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

     While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected, as the asset rate resets would lag the borrowing rate resets.

     To assess interest sensitivity as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. The risks are analyzed on both an income and market value basis.

     The following are summaries of the analysis.


                        INTEREST RATE SENSITIVITY-INCOME
                             (DOLLARS IN THOUSANDS)


                                                                          BASIS POINT INCREASE (DECREASE) IN INTEREST RATE (A)
                                                                     ------------------------------------------------------------
AS OF DECEMBER 31, 2001                                               (200)(D)      (100)        BASE         100         200
-----------------------                                              ----------   ---------   ---------    ---------    ---------
Income (expense) from:
  Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       N/A    $ 133,173   $ 135,196    $ 136,598    $ 141,106
  Liabilities (B)  . . . . . . . . . . . . . . . . . . . . . . . . .       N/A      (35,336)    (51,896)     (68,801)     (86,099)
  Interest rate agreements . . . . . . . . . . . . . . . . . . . . .       N/A      (21,647)    (14,636)      (7,624)        (612)
                                                                     ----------   ---------   ---------    ---------    ---------
  Net interest income  . . . . . . . . . . . . . . . . . . . . . . .       N/A    $  76,190   $  68,664    $  60,173    $  54,395
                                                                     ==========   =========   =========    =========    =========
  Percent change in net interest income from base  . . . . . . . . .       N/A         11.0%          -        (12.4)%      (20.8)%
                                                                     ==========   =========   =========    =========    =========
  Percent change of capital (C)  . . . . . . . . . . . . . . . . . .       N/A          5.8%          -         (6.5)%      (11.0)%
                                                                     ==========   =========   =========    =========    =========

AS OF DECEMBER 31, 2000
-----------------------
Income (expense) from:
  Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  89,542    $  91,334   $  93,189    $  95,138    $  96,946
  Liabilities (B)  . . . . . . . . . . . . . . . . . . . . . . . . .   (52,263)     (60,327)    (68,686)     (77,207)     (85,914)
  Interest rate agreements . . . . . . . . . . . . . . . . . . . . .    (1,587)      (1,587)     (1,424)        (119)       2,577
                                                                     ----------   ---------   ---------    ---------    ---------
  Net interest income  . . . . . . . . . . . . . . . . . . . . . . . $  35,692    $  29,420   $  23,079    $  17,812    $  13,609
                                                                     ==========   =========   =========    =========    =========
  Percent change in net interest income from base  . . . . . . . . .      54.7%        27.5%          -        (22.8)%      (41.0)%
                                                                     ==========   =========   =========    =========    =========
  Percent change of capital (C)  . . . . . . . . . . . . . . . . . .      11.7%         5.9%          -         (4.9)%       (8.8)%
                                                                     ==========   =========   =========    =========    =========

---------------
(A) Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B) Includes debt issuance costs, amortization of loan premiums, mortgage insurance premiums and provisions for credit losses.
(C) Total change in estimated spread income as a percent of total stockholders' equity as of December 31, 2001 and December 31, 2000.
(D) A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

                     INTEREST RATE SENSITIVITY-MARKET VALUE
                             (DOLLARS IN THOUSANDS)


                                                                       BASIS POINT INCREASE (DECREASE) IN INTEREST RATE (A)
                                                                     --------------------------------------------------------
AS OF DECEMBER 31, 2001                                               (200)(C)          (100)            100           200
-----------------------                                              ----------       ---------       ---------     ---------
Change in market values of:
  Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        N/A       $  13,158        $ (28,771)   $ (67,162)
  Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        N/A          (2,245)           2,382        6,414
  Interest rate agreements . . . . . . . . . . . . . . . . . . . . .        N/A         (15,505)          15,218       30,236
Cumulative change in market value  . . . . . . . . . . . . . . . . .        N/A       $  (4,592)       $ (11,171)   $ (30,512)
Percent change of market value portfolio equity (B)  . . . . . . . .        N/A             3.0%            (7.3)%      (19.8)%

AS OF DECEMBER 31, 2000
-----------------------
Change in market values of:
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,908       $   2,448        $  (9,763)   $ (25,723)
Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,975)         (1,624)           1,865        3,818
Interest rate agreements . . . . . . . . . . . . . . . . . . . . . .       (591)           (524)           2,220        6,479
Cumulative change in market value  . . . . . . . . . . . . . . . . .  $   9,342       $     300        $  (5,678)   $ (15,426)
Percent change of market value portfolio equity (B)  . . . . . . . .        9.5%            0.3%            (5.7)%      (15.6)%

---------------
(A) Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B) Total change in estimated market value as a percent of market value portfolio equity as of December 31, 2001 and December 31, 2000.
(C) A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.


     INTEREST RATE SENSITIVITY ANALYSIS. The values under the heading "Base" are management's estimates of spread income for assets, liabilities and interest rate agreements on December 31, 2001. The values under the headings "100", "200", "(100)" and "(200)" are management's estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

     ASSUMPTIONS USED IN INTEREST RATE SENSITIVITY ANALYSIS. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of December 31, 2001.

     Management's analysis for assessing interest rate sensitivity on its mortgage loans relies significantly on estimates for prepayment speeds. A prepayment model has been internally developed based upon four main factors:

     o Refinancing incentives (the interest rate of the mortgage compared with the current mortgage rates available to the borrower)

     o    Borrower credit grades

     o    Loan-to-value ratios

     o    Prepayment penalties, if any

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

     Projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, loan to value, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on our loans shown in Table 6 are weighted average speeds of all loans in each deal.

     As shown above, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long term prepayment rates used in the interest rate sensitivity analysis. This table also indicates that as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

     HEDGING. In order to address a mismatch of assets and liabilities, the hedging section of the investment policy is followed, as approved by the Board. Specifically, the interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of adjustable-rate mortgage loans and related borrowings.

     We use interest rate cap and swap contracts to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions and the need to maintain REIT status.

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

     Interest rate cap agreements are legal contracts between us and a third party firm or "counter-party". The counterparty agrees to make payments to us in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly premium payments or have chosen to pay the premiums at the beginning to the counterparties under contract. Each contract has a fixed notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.


OTHER RISK FACTORS

     Although management considers the risk components set forth above to be its primary business risks, the following are other risks that should be considered by our investors. Further information regarding these risks is included in our registration statements filed with the Commission.

     o OUR DEPENDENCE UPON BORROWINGS CAN RESULT IN SIGNIFICANT LIQUIDITY CONSTRAINTS. Our profitability is dependent upon our ability to borrow money on favorable terms. In October 1998, the capital markets faced a liquidity crisis with respect to the availability of short-tem borrowings from major lenders and long-term borrowings through securitization. We faced significant liquidity constraints.

     o WE HAVE A LIMITED OPERATING HISTORY AND INCURRED SIGNIFICANT NET LOSSES IN 1999 AND 1998.We have not yet developed an extensive earnings history or experienced a wide variety of interest rate or market conditions. Historical operating performance may be of limited relevance in predicting future performance. We have incurred significant net losses in 1999 and 1998.

     o SHOULD WE FAIL TO MAINTAIN REIT STATUS, WE WOULD BE SUBJECT TO TAX AS A REGULAR CORPORATION. If we fail to maintain our qualification as a REIT, we would be subject to federal income tax as a regular corporation. We intend to conduct our business at all times in a manner consistent with the REIT provisions of the Code.

     o CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT RESULTS OF OPERATION. Our results of operations are likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect our ability to acquire mortgage loans in expected volumes necessary to support our fixed overhead expense levels.

     o INTEREST RATE FLUCTUATIONS MAY ADVERSELY AFFECT THE VALUE OF MORTGAGE LOANS HELD-FOR-SALE OR SECURITIZATION. Declines and increases in interest rates will cause the value of a loan to rise and fall, respectively, if the yield spread, or basis, between the loan and the duration-matched treasury remains the same. The basis does fluctuate over time, however, and we may experience mark-to-market gains and losses on our unsecuritized portfolio even though interest rates may have remained stable. This may effect the value of future securitizations if the decrease in market value on loans was caused by basis widening in the securitization market, which would make long-term, non-recourse financing more expensive. Basis changes may not have an effect on future securitizations if, for example, there was simply an over supply in the whole loan market and securitization spreads had remained constant.

     o FINANCING WITH REPURCHASE AGREEMENTS MAY LEAD TO MARGIN CALLS IF THE MARKET VALUE OF MORTGAGE ASSETS DECLINE.We use repurchase agreements to finance the acquisition of mortgage assets in the short-term. In a repurchase agreement, we sell an asset and agree to repurchase the same asset at some period in the future. Generally, the repurchase agreements we entered into stipulate that we must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the asset. The amount we may borrow under these arrangements is generally 96% to 98% of the asset market value. When asset market values decrease, we are required to repay the margin, or difference in market value. To the extent the market values of assets financed with repurchase agreements decline rapidly, we will be required to meet cash margin calls. If cash is unavailable, we may be forced to default under the terms of the repurchase agreement. In that event, the lender retains the right to liquidate the collateral to settle the amount due from us.

     o INTENSE COMPETITION IN THE NON-CONFORMING MORTGAGE INDUSTRY MAY RESULT IN REDUCED NET INCOME OR IN REVISED UNDERWRITING STANDARDS WHICH WOULD ADVERSELY AFFECT OPERATIONS. We face intense competition from commercial banks, savings and loans, other independent mortgage lenders and brokers, and certain other mortgage REITs. In addition, Fannie Mae and Freddie Mac are expanding their participation in the non-conforming mortgage loan market we serve. Any increase in the competition among lenders to originate or purchase non-conforming mortgage loans may result in either reduced interest income on mortgage loans compared to present levels or revised underwriting standards permitting higher loan-to-value ratios on properties securing non-conforming mortgage loans.

     o CURRENT LOAN PERFORMANCE DATA MAY NOT BE INDICATIVE OF FUTURE RESULTS. Management uses estimates and assumptions based on actual experience with the mortgage loans. Actual results and the time of certain events could differ materially from those projected, due to factors including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, and fluctuations in losses due to defaults on mortgage loans. These fluctuations could rise to levels that would adversely affect profitability.

     o FAILURE TO RENEW OR OBTAIN ADEQUATE FUNDING UNDER WAREHOUSE FACILITIES AND REPURCHASE AGREEMENTS MAY MATERIALLY ADVERSELY IMPACT OUR LENDING OPERATIONS.We are currently dependent upon a limited number of primary credit facilities for funding mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements could have a material adverse effect on our lending operations and our overall performance.

     o FAILURE TO HEDGE EFFECTIVELY AGAINST INTEREST RATE CHANGES MAY ADVERSELY AFFECT RESULTS OF OPERATIONS. Asset/liability management hedging strategies involve risk and may not be effective in reducing our exposure to interest rate changes. Moreover, compliance with the REIT provisions of the Internal Revenue Code ("the Code") may prevent us from effectively implementing the strategies that we determine, absent such compliance, would best insulate us from the risks associated with changing interest rates.

     o WE FACE LOSS EXPOSURE DUE TO THE UNDERLYING REAL ESTATE. A substantial portion of our mortgage assets consists of single family mortgage loans or mortgage securities evidencing interests in single family mortgage loans. We will be subject to the risk of loss on mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

     o MARKET FACTORS MAY LIMIT OUR ABILITY TO ACQUIRE MORTGAGE ASSETS AT YIELDS WHICH ARE FAVORABLE RELATIVE TO BORROWING COSTS. Despite management's experience in the acquisition of mortgage assets and its relationships with various mortgage suppliers, there can be no assurance that we will be able to acquire sufficient mortgage assets from mortgage suppliers at spreads above our cost of funds.

     o RESTRICTIONS ON OWNERSHIP OF CAPITAL STOCK MAY INHIBIT MARKET ACTIVITY AND THE RESULTING OPPORTUNITY FOR HOLDERS OF OUR CAPITAL STOCK AND WARRANTS TO RECEIVE A PREMIUM FOR THEIR SECURITIES. In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits any person from acquiring or holding, directly or indirectly, shares of common stock in excess of 9.8% of the outstanding shares. This restriction may inhibit market activity and the resulting opportunity for the holders of our common stock to receive a premium for their stock that might otherwise exist in the absence of these restrictions.

     o MORTGAGE INSURERS MAY NOT PAY CLAIMS RESULTING IN INCREASED CREDIT LOSSES OR MAY IN THE FUTURE CHANGE THEIR PRICING OR UNDERWRITING GUIDELINES.We have placed reliance on mortgage insurance to mitigate the risk of credit losses. However there can be no assurance that the mortgage insurers will continue to have the financial ability to pay all claims presented. In addition, insurers have the right to deny a claim if the loan is not properly serviced or has been defectively originated. We also have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production.

     o ACCESS TO ADDITIONAL CAPITAL MAY ULTIMATELY CURTAIL GROWTH. Cash is required to fund loans we originate as financing arrangements allow us to borrow a percentage, typically 98%, of the mortgage note amount. If we are unable to obtain sufficient cash resources, we may not sustain asset growth. Liquidity and capital resources are discussed further under the "Liquidity and Capital Resources" section presented elsewhere in this report.

     o OUR FAILURE TO COMPLY WITH FEDERAL, STATE OR LOCAL REGULATION OF MORTGAGE LENDING, OF BROKER COMPENSATION PROGRAMS OR OF OUR LOCAL BRANCH OPERATIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND PROFITABILITY. As a mortgage lender, we are subject to many laws and regulations. Any failure to comply with these rules and their interpretations or with any future interpretations or judicial decisions could cause a material adverse impact on our profitability or a change in the way we do business. For example, several lawsuit have been filed challenging payments made by a lender to a broker, similar to payments we make to our independent brokers. Similarly, in our branch operations, we allow our branch managers considerable autonomy which could result in greater exposure to third-party claims where our otherwise effective compliance programs are not strictly adhered to.

FEDERAL INCOME TAX CONSEQUENCES

     GENERAL.We believe we have complied, and intend to comply in the future, with the requirements for qualification as a REIT under the Code. To the extent that we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on the amount of income or gain that is distributed to shareholders. However, origination and broker operations are conducted through NovaStar Mortgage and NovaStar Home Mortgage, which are owned by NFI Holding - a taxable REIT subsidiary. Consequently, all of the taxable income of NFI Holding is subject to federal and state corporate income taxes.

     The REIT rules generally require that a REIT invest primarily in real estate-related assets, its activities be passive rather than active and it distribute annually to our shareholders substantially all of its taxable income. We could be subject to a number of taxes if we failed to satisfy those rules or if we acquired certain types of income-producing real property through foreclosure. Although no complete assurance can be given, we do not expect that we will be subject to material amounts of such taxes.

     Failure to satisfy certain Code requirements could cause loss of REIT status. If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While we intend to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized. Loss of REIT status would reduce the amount of any distributions by taxes due, but the character of such distributions for tax purposes should be unaffected.

     QUALIFICATION AS A REIT. Qualification as a REIT requires that we satisfy a variety of tests relating to income, assets, distributions and ownership. The significant tests are summarized below. We will make available more detailed information regarding our compliance with the REIT rules upon request.

     SOURCES OF INCOME.We must satisfy two tests with respect to the sources of income: the 75% income test, and the 95% income test. The 75% income test requires that we derive at least 75% of gross income, excluding gross income from prohibited transactions, from certain real estate-related sources. Management believes that income qualified for both of the income tests during 2001.

     In order to satisfy the 95% income test, at least an additional 20% of gross income for the taxable year must consist either of income that qualifies under the 75% income test or dividends and interest.

     NATURE AND DIVERSIFICATION OF ASSETS. As of the last day of each calendar quarter, we must meet three asset tests. Under the 75% of assets test, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the 10% asset test, we may not own more than 10% of the outstanding securities of any single non-governmental issuer, if these securities do not qualify under the 75% asset test. There is an exception for electing corporations of which we own at least 35% of the outstanding securities. We intend to make this election. Under the 5% asset test, ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets. The definition of security for this purpose includes financial contracts and instruments that we acquire in the normal course of business.

     If we inadvertently fail to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause us to lose our REIT status. We still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose. Management believes that we complied with the asset tests for all quarters during 2001.

     OWNERSHIP OF COMMON STOCK. Our capital stock must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by 5 or fewer individuals. We use the calendar year as our taxable year for income tax purposes. The Code requires us to send annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests. Management believes that we have complied with these stock ownership tests for 2001.

     DISTRIBUTIONS.We must distribute at least 90% of our taxable income and any after-tax net income from certain types of foreclosure property less any non-cash income. No distributions are required in periods in which there is no income.

     TAXABLE INCOME. We use the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America (GAAP). These differences primarily arise from timing and character differences in the recognition of revenue and expense and gains and losses for tax and GAAP purposes. Additionally, taxable income does not include the taxable income of our taxable subsidiary, although the subsidiary's operating results are included in our GAAP results.

PERSONNEL

     As of December 31, 2001, we employed 970 people. Of these, our affiliated branches employed 594; 347 were employed in our wholesale lending and servicing operations the remainder in our portfolio management and administrative functions.

ITEM 2. PROPERTIES

     Our executive and administrative offices are located in Westwood, Kansas, and consist of approximately 7,000 square feet of leased office space. The lease agreements on the premises expire through January 2007. The current annual rent for these offices is approximately $161,000.

     We lease office space for our mortgage lending operations in Orange County, California and Independence, Ohio. Currently, these offices consist of approximately 30,000 square feet. The lease on the premise expires January 2006, and the current annual rent is approximately $553,000.

     We also lease office space for our mortgage servicing operation in Westwood, Kansas. The square footage on these premises is approximately 24,000, with annual rent of approximately $344,000, and a lease scheduled to expire in January 2005.

     NovaStar Home Mortgage leases space for its net branch operation in Westwood, Kansas. The square footage for this space is approximately 11,000 square feet. The lease of this space expires December 2004, and the current annual rent is approximately $228,000.

ITEM 3. LEGAL PROCEEDINGS

     We occasionally become involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. A. MARKET FOR REGISTRANT'S COMMON EQUITY

     The common stock of NovaStar Financial is traded on the NYSE under the symbol "NFI". The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of capital stock.


          COMMON STOCK PRICES                                      CASH DIVIDENDS(A)
-------------------------------------------      ------------------------------------------------------
                                                   CLASS OF                    PAID OR       AMOUNT
                            HIGH      LOW           STOCK        DECLARED      PAYABLE      PER SHARE
                          --------  -------      ------------  ------------  -----------  -------------
1/1/00 to 3/31/00 . . . . $   4.38  $  3.13      Preferred        4/26/00       5/10/00       $0.12
4/1/00 to 6/30/00 . . . .     4.19     2.88      Preferred        7/26/00       8/10/00        0.12
7/1/00 to 9/30/00 . . . .     4.06     2.88      Preferred       10/25/00      11/10/00        0.12
10/1/00 to 12/31/00 . . .     4.31     3.56      Preferred       12/20/00       1/10/01        0.12
1/1/01 to 3/31/01 . . . .     6.20     3.75      Preferred        4/27/01       5/10/01        0.12
4/1/01 to 6/30/01 . . . .     8.50     5.55      Preferred and    7/26/01       8/10/01        0.13
                                                    Common
7/1/01 to 9/30/01 . . . .    11.80     8.05      Preferred and   10/25/01      11/10/01        0.36
                                                    Common
10/1/01 to 12/31/01 . . . .  18.10    10.35      Preferred       12/19/01       1/10/02        0.47
                                                    Common       12/19/01       1/14/02        0.47

---------------
(A)  We did not declare dividends on common stock during 1999 and 2000.
(B) We issued the class B 7% convertible preferred stock in March 1999, which converted to common stock in February 2002.

     As of March 5, 2002, more than 2,000 stockholders held our 10,356,047 shares of common stock as provided by third party brokers and transfer agent reports.

     We intend to make distributions to stockholders of all or substantially all of taxable income in each year, subject to certain adjustments, so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, maintenance of REIT status and other factors as the Board of Directors may deem relevant.

B.   RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following selected consolidated financial data are derived from our audited consolidated financial - statements for the periods presented and should be read in conjunction with the more detailed information therein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. Operating results are not necessarily indicative of future performance.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                             2001(A)      2000      1999      1998      1997
                                                           -----------  --------  --------  --------  --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA
  Interest income . . . . . . . . . . . . . . . . . . .    $    58,069  $ 47,627  $ 66,713  $100,747  $ 36,961
  Interest expense  . . . . . . . . . . . . . . . . . .         28,588    34,696    46,758    80,794    28,185
  Net interest income before
    provision for credit losses . . . . . . . . . . . .         29,481    12,931    19,955    19,953     8,776
  Provision for credit losses . . . . . . . . . . . . .          3,773     5,449    22,078     7,430     2,453
  Equity in net income (loss)-
    NFI Holding . . . . . . . . . . . . . . . . . . . .              -     1,123        88    (2,984)       28
  Gain (loss) on derivative instruments
    and sales of mortgage assets  . . . . . . . . . . .         34,616      (826)      351   (14,962)       51
  General and administrative expenses . . . . . . . . .         49,443     3,017     3,590     4,379     3,451
  Income (loss) before cumulative effect
    of change in accounting principle . . . . . . . . .         34,014     5,626    (7,092)  (21,821)   (1,135)
  Cumulative effect of change in
    accounting principle(B) . . . . . . . . . . . . . .         (1,706)        -         -         -         -
  Net income (loss) . . . . . . . . . . . . . . . . . .         32,308     5,626    (7,092)  (21,821)   (1,135)
  Basic earnings (loss) per share . . . . . . . . . . .    $      3.22  $   0.51  $  (1.08) $  (2.71) $  (0.26)
  Diluted earnings (loss) per share . . . . . . . . . .    $      3.02  $   0.50  $  (1.08) $  (2.71) $  (0.26)


                                                                              AS OF DECEMBER 31,
                                                           -----------------------------------------------------
                                                             2001         2000      1999      1998      1997
                                                           -----------  --------  --------  --------  ----------
Consolidated Balance Sheet Data
  Mortgage Assets:
    Mortgage loans  . . . . . . . . . . . . . . . . . .    $   365,560  $375,927  $620,406  $945,798  $  574,984
    Mortgage securities . . . . . . . . . . . . . . . .         71,584    46,650     6,775         -     517,246
  Total assets  . . . . . . . . . . . . . . . . . . . .        512,380   494,482   689,427   997,754   1,126,252
  Borrowings  . . . . . . . . . . . . . . . . . . . . .        362,398   382,437   586,868   891,944   1,002,560
  Stockholders' equity  . . . . . . . . . . . . . . . .        129,997   107,919   100,161    82,808     116,489


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                             2001         2000      1999      1998      1997
                                                           -----------  --------  --------  --------  ----------
OTHER DATA
  Loans originated, principal . . . . . . . . . . . . .    $ 1,338,476  $719,341  $452,554  $878,871  $  409,974
  Branches, end of year . . . . . . . . . . . . . . . .            123        63         1         -           -
  Loans brokered through branches . . . . . . . . . . .    $ 1,087,971  $193,191         -         -           -
  Annualized return on assets . . . . . . . . . . . . .           6.03%     0.97%    (0.83)%   (1.66)%     (0.01)%
  Annualized return on equity . . . . . . . . . . . . .          27.04%     5.50%    (6.71)%  (20.71)%     (0.06)%
  Taxable income (loss) . . . . . . . . . . . . . . . .    $     5,242  $    525  $    (90) $ (2,628) $    1,434
  Taxable income (loss) per share . . . . . . . . . . .    $      0.91  $      -  $   (.01) $  (0.32) $     0.18
  Dividends declared per common share . . . . . . . . .    $      0.96  $      -  $      -  $   1.00  $     0.28
  Dividends declared per preferred share  . . . . . . .    $      1.08  $   0.49  $   0.37  $      -  $     0.18
  Number of account executives  . . . . . . . . . . . .            112        85        47        63          36

--------------------
(A) Includes the assets, liabilities, equity and results of operations for NFI Holding Corporation. We acquired the common stock of NFI Holding Corporation on January 1, 2001. Details of this transaction are discussed in Note 9 to our consolidated financial statements.
(B) Implementation of Statement of Financial Accounting Standards, No. 133 as discussed in Note 1 to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of NovaStar Financial and the notes thereto included elsewhere in this report.

SAFE HARBOR STATEMENT

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (NovaStar Financial) and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the section title "Risk Management." Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

DESCRIPTION OF BUSINESSES

INVESTMENT PORTFOLIO

     o We invest in assets generated primarily from our wholesale origination of non-conforming, single-family, residential mortgage loans.

     o    We operate as a long-term portfolio investor.

     o Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements.

     o Earnings are generated from return on mortgage securities and spread income on the mortgage loan portfolio.

RESIDENTIAL MORTGAGE LENDING AND SERVICING

     o Our primary customer is the retail mortgage broker who deals with the borrower.

     o Our borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties.

     o We finance our loans through short-term warehouse and repurchase facilities.

     o Loans we originate are held-for-sale in either outright sales for cash or in securitization transactions.

     o    We service the loans we originate.

AFFILIATED BRANCHES

     o Retail mortgage branches that broker loans for 200 investors, including NovaStar Mortgage, Inc.

     o    Branches operate under policies we established.

     o The net operating income for the branch is returned as compensation to the branch "owner/manager."

PRESENTATION

     On January 1, 2001, we purchased the voting common shares of NFI Holding. Previously, two members of management owned these securities. Prior to January 1, 2001, the assets and liabilities and operating results of NFI Holding were not consolidated with that of NovaStar Financial. Beginning January 1, 2001, the financial statements of NFI Holding are consolidated with those of NovaStar Financial. For comparative purposes, we have presented prior period information as if the financial results of NFI Holding had been consolidated with those of NovaStar Financial in relevant analyses that follow. In these cases, we have marked the pro forma information accordingly. Note 9 of the consolidated financial statements presents pro forma consolidated operating results.

SIGNIFICANCE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The result of these estimates affect reported amounts of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understand and evaluate our reported financial results, especially given the significant estimates used in applying the policies.

     MORTGAGE SECURITIES. Our mortgage securities primarily consist of the right to receive the future cash flow from a pool of securitized mortgage loans. Our interest in these securities consist of:

     - The interest spread between the coupon on the underlying loans and the cost of financing.

     - Prepayment penalties received from borrowers who payoff their loans early in their life.

     - Overcollateralization, which is designed to protect the primary bondholder from credit loss on the underlying loans.

     The cash flow we receive is highly dependent upon interest rate environment. The cost of financing for the securitized loans is indexed to short-term interest rates, while the loan coupons are less interest sensitive. As a result, as rates rise and fall, our cash flow will fall and rise, which in turn will increase or decrease the value of our mortgage securities. Likewise, increasing or decreasing cash flow will increase or decrease the yield on our securities. We adjust our yield (rate of income recognition) prospectively based on the expectation for cash flow on the securities.

     In estimating the value of our mortgage securities and in establishing the rate of income recognition from the securities, management uses assumptions regarding economic conditions, including interest rates, principal payment and prepayment and loan defaults. The rate used to discount the projected cash flow is critical in the evaluation of our mortgage securities. Information regarding the assumption we used in the preparation of our consolidated financial statements is discussed under "Mortgage Securities" in the following discussion and in Note 3 to our consolidated financial statements.

     TRANSFERS OF ASSETS (LOAN SECURITIZATION) AND RELATED GAINS.We combine the mortgage loans we originate and mortgage securities in pools to serve as collateral for asset-backed bonds that are issued to the public. The loans or securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned. When these transfers are executed in a manner such that we have no control over the collateral, the transfer is accounted for as a sale. We do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities above). A gain on the sale is recorded. These gains represent a significant portion of our operating results. When we do have the ability to exert control over the transferred collateral, the assets remain on our financial records and a liability is recorded for the related asset-backed bonds.

     The gain recognized upon securitization depends on, among other things, the fair value of the components of the securitization-the loans or securities transferred, the securities retained and the mortgage servicing rights. The value of these components is estimated at the time of the securitization. In estimating these values, management uses assumptions regarding economic conditions and the make-up of the collateral, including interest rates, principal payment and prepayment and loan defaults. The rate used to discount the cash flow projections is critical in the evaluation of our mortgage securities. Information regarding the assumption we used is discussed under "Mortgage Securities" in the following preceding discussion and in Note 3 to our consolidated financial statements.

     MORTGAGE LOANS, ALLOWANCE FOR CREDIT LOSSES AND ASSETS ACQUIRED THROUGH FORECLOSURE. Mortgage loans that are not available-for-sale are recorded at their cost, adjusted for the amortization of deferred costs and for credit losses inherent in the portfolio. An allowance is maintained for credit losses.

     Assets acquired through foreclosure are carried at the lower-of-cost or estimated fair value less estimated selling costs. The carrying value of the loan is adjusted at the time of foreclosure using a charge to the allowance for credit losses.

     The allowance, and therefore the related charges to income, is based on the assessment by management of various factors affecting our mortgage loan portfolio, including current and projected economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing provisions charged to operating income. Significant changes in the portfolio, our ability to obtain mortgage insurance and/or economic conditions may affect the allowance for credit losses and net income. The make-up of our mortgage loan portfolio is discussed below under "Mortgage Loans" and in Note 2 to our consolidated financial statements. The allowance for credit losses is discussed below under that heading. We discuss purchased mortgage insurance under the heading "Premiums Paid for Mortgage Insurance."

FINANCIAL CONDITION OF NOVASTAR FINANCIAL AS OF DECEMBER 31, 2001 AND 2000

     MORTGAGE LOANS. Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: held-for-sale and held-in-portfolio. A majority of our loans serve as collateral for asset-backed bonds we have issued and are classified as held-in-portfolio. The carrying value of held-in-portfolio mortgage loans as of December 31, 2001 was $226 million compared to $376 million as of December 31, 2000.

     Loans we have originated, but have not yet sold or securitized, are classified as "held-for-sale." We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans.

     Premiums are paid on substantially all mortgage loans. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. Tables 3 and 6 provide information to analyze the impact of principal payments on amortization.

     In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to repay their mortgage principal balances earlier than is required by the terms of their mortgages. Non-conforming borrowers, as they update their credit rating, are more likely to refinance their mortgage loan to obtain a lower interest rate. To mitigate the effect of prepayments on interest income from mortgage loans, we strive to originate mortgage loans with prepayment penalties.

     Prepayment rates in Table 6 represent the annualized principal prepayment rate in the most recent one, three and twelve month periods and over the life of the pool of loans. This information has not been presented for heldfor- sale loans as we do not expect to own the loans for a period long enough to experience material repayments.

     Characteristics of the mortgage loans we own are provided in Tables 1 through 6. The operating performance of our mortgage loan portfolio, including net interest income, allowances for credit losses and effects of hedging, are discussed under "Results of Operations" and "Interest Rate/Market Risk." Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under "Results of Operations."

                                    TABLE 1
                         MORTGAGE LOANS BY CREDIT GRADE
                             (DOLLARS IN THOUSANDS)

                                                                                        DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                             2001                           2000
                                                                -----------------------------  ------------------------------
                                                                                     WEIGHTED                        WEIGHTED
                               ALLOWED         MAXIMUM                    WEIGHTED   AVERAGE             WEIGHTED    AVERAGE
CREDIT                         MORTGAGE        LOAN-TO-          CURRENT   AVERAGE   LOAN-TO-   CURRENT   AVERAGE    LOAN-TO-
GRADE                          LATES (A)        VALUE           PRINCIPAL  COUPON     VALUE    PRINCIPAL  COUPON      VALUE
-----                          ---------        -----           ---------  ------     -----    ---------  ------      -----
Held-in-portfolio:
AA . . . . . . . . . . .        0 x 30            95            $ 35,922    9.59%     82.1%    $ 56,463   10.17%      82.6%
A  . . . . . . . . . . .        1 x 30            90              90,775   10.05      79.1      152,621   10.66       79.4
A- . . . . . . . . . . .        2 x 30            90              53,971   10.52      81.5       88,617   11.30       81.7
B  . . . . . . . . . . .     3 x 30, 1 x 60       85              28,400   11.05      77.4       51,001   11.80       78.1
                             5 x 30, 2 x 60
C . . . . . . . . . . . .       1 x 90            75              15,122   11.53      72.3       22,902   12.30       72.8
D . . . . . . . . . . . . 6 x 30, 3 x 60, 2 x 90  65               2,770   12.15      64.8        4,268   13.13       63.8
                                                                --------                       --------
                                                                $226,960   10.34%     79.3%    $375,872   11.02%      79.7%
                                                                ========   =====      ====     ========   =====       ====
Held-for-sale:
Alt A . . . . . . . . . .       0 x 30            95            $ 11,662    8.74%     85.8%
AAA . . . . . . . . . . .       0 x 30            97(B)           28,892    8.70      74.5
AA  . . . . . . . . . . .       0 x 30            95              32,352    9.14      78.9
A . . . . . . . . . . . .       1 x 30            90              25,218    9.21      79.1
A-  . . . . . . . . . . .       2 x 30            90              10,964    9.21      79.1
B . . . . . . . . . . . .    3 x 30, 1 x 60,      85               8,828    9.33      74.8
                             5 x 30, 2 x 60
C . . . . . . . . . . . .       1 x 90            75                 599   11.77      75.1
Other . . . . . . . . . .       Varies            97              19,713    9.33      94.1
                                                                --------
                                                                $138,228    9.08%     80.2%
                                                                ========    ====      ====

-----------------
(A) Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3 x 30, 1 x 60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)  97% on fixed-rate only; all other maximum of 95%.

                                    TABLE 2

                   MORTGAGE LOANS BY GEOGRAPHIC CONCENTRATION
              PERCENT OF CURRENT PRINCIPAL AS OF DECEMBER 31, 2001


                                          HELD-IN-PORTFOLIO        HELD-FOR-SALE
                                          -----------------        -------------
COLLATERAL LOCATION
   Florida  . . . . . . . . . . . . . . .         16%                    11%
   California . . . . . . . . . . . . . .         13                     23
   Washington . . . . . . . . . . . . . .          6                      1
   Oregon . . . . . . . . . . . . . . . .          5                      2
   Texas  . . . . . . . . . . . . . . . .          5                      3
   Michigan . . . . . . . . . . . . . . .          3                      7
   Ohio . . . . . . . . . . . . . . . . .          4                      5
   Nevada . . . . . . . . . . . . . . . .          4                      2
   Tennessee  . . . . . . . . . . . . . .          4                      2
   All other states . . . . . . . . . . .         40                     44
                                                 ---                    ---
     Total  . . . . . . . . . . . . . . .        100%                   100%
                                                 ===                    ===


                                    TABLE 3
                CARRYING VALUE OF MORTGAGE LOANS BY PRODUCT/TYPE
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                    -----------------------------------
PRODUCT/TYPE                                             2001                  2000
------------                                        -------------          ------------
Held-in-portfolio:
   30/15-year fixed and balloon . . . . . . . . . .   $128,299               $185,817
   Two and three-year fixed . . . . . . . . . . . .     85,145                166,627
   Six-month LIBOR and one-year CMT . . . . . . . .     13,516                 23,428
                                                      --------               --------
   Outstanding principal  . . . . . . . . . . . . .    226,960                375,872
   Deferred broker premium and costs  . . . . . . .      4,630                  7,745
   Allowance for credit losses  . . . . . . . . . .     (5,557)                (7,690)
                                                      --------               --------
   Carrying value . . . . . . . . . . . . . . . . .   $226,033               $375,927
                                                      --------               --------
   Carrying value as a percent of principal . . . .      99.59%                100.01%
                                                      ========               ========

Held-for-sale:
   30/15-year fixed and balloon . . . . . . . . . .   $ 49,013
   Two and three-year fixed . . . . . . . . . . . .     89,215
                                                      --------
   Outstanding principal  . . . . . . . . . . . . .    138,228
   Deferred broker premium and costs  . . . . . . .      1,453
   Allowance for credit losses  . . . . . . . . . .       (154)
                                                      --------
   Carrying value . . . . . . . . . . . . . . . . .   $139,527
                                                      ========
   Carrying value as a percent of principal . . . .     100.94%
                                                      ========


                                    TABLE 4
                MORTGAGE CREDIT ANALYSIS-HELD-IN-PORTFOLIO LOANS
                    DECEMBER 31, 2001 (DOLLARS IN THOUSANDS)

                                                                                DEFAULTS AS PERCENT OF CURRENT PRINCIPAL
CREDIT        ORIGINAL      CURRENT       WEIGHTED AVERAGE LOAN-          60-89         90 DAYS AND         FORECLOSURE
GRADE         BALANCE      PRINCIPAL         TO-VALUE RATIO               DAYS            GREATER             AND REO       TOTAL
-----         -------      ---------         --------------               ----            -------             -------       -----
NOVASTAR HOME EQUITY SERIES 1997-1:
A . . . . . $  117,904      $ 12,946              73.1                       -              2.8                  4.3          7.1
A-  . . . .     73,499         9,119              77.3                     0.2              8.2                 12.1         20.5
B . . . . .     53,812         5,445              72.7                     1.5              3.1                 16.0         20.6
C . . . . .     23,065         2,903              70.7                       -              0.9                    -          0.9
D . . . . .      9,021           923              69.4                       -                -                    -            -
NOVASTAR HOME EQUITY SERIES 1997-2:
AA  . . . . $    3,153      $    347              86.4                       -                -                    -            -
A . . . . .    104,582        14,520              79.3                     1.2              0.8                  9.9         11.9
A-  . . . .     63,660         9,384              83.0                     0.7              1.4                  4.2          6.3
B . . . . .     36,727         4,996              79.0                     4.3              0.7                 15.7         20.7
C . . . . .     11,354         2,376              69.7                       -                -                  6.3          6.3
D . . . . .      1,529           422              60.4                       -                -                  8.4          8.4
NOVASTAR HOME EQUITY SERIES 1998-1:
AA  . . . . $   59,213      $ 12,633              83.3                     2.5              0.5                 12.1         15.1
A . . . . .    113,457        25,397              80.7                     2.8              2.4                 11.6         16.8
A-  . . . .     63,100        13,666              82.0                     1.0              0.7                 13.3         15.0
B . . . . .     38,249         7,464              78.4                     4.7              2.5                 11.5         18.7
C . . . . .     23,029         4,469              75.4                     2.6              1.9                 17.6         22.1
D . . . . .      5,495           739              63.6                       -             25.5                  6.4         31.9
NOVASTAR HOME EQUITY SERIES 1998-2:
AA  . . . . $   64,851      $ 22,942              81.5                     2.0              0.4                  3.2          5.6
A . . . . .    113,557        37,912              80.6                     1.4              1.3                  9.5         12.2
A-  . . . .     70,399        21,802              83.2                     1.1              4.0                  7.1         12.2
B . . . . .     40,818        10,495              80.0                     3.1              1.7                 20.8         25.6
C . . . . .     22,335         5,374              72.5                     2.3              1.9                 14.6         18.8
D . . . . .      2,951           686              61.5                       -                -                  7.6          7.6
            ----------      --------
Total . . . $1,115,760      $226,960
            ==========      ========


                                    TABLE 5
                     LOSS ANALYSIS-HELD-IN-PORTFOLIO LOANS
                               DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                      LOANS REPURCHASED FROM TRUSTS
                              CUMULATIVE LOSSES AS   -------------------------------
                            REPORTED, AS PERCENT OF                   LOSS AS A % OF
                                ORIGINAL BALANCE      LOSS AMOUNT    ORIGINAL BALANCE    TOTAL LOSSES
                            -----------------------  -------------  ------------------  --------------
NHES 1997-1 . . . . . . . .          1.78%               $3,522            1.27%             3.05%
NHES 1997-2 . . . . . . . .          2.01                 6,299            2.85              4.86
NHES 1998-1 . . . . . . . .          2.16                 7,685            2.54              4.70
NHES 1998-2 . . . . . . . .          2.03                 2,425            0.77              2.80


                                    TABLE 6
                  MORTGAGE LOAN COUPON AND PREPAYMENT ANALYSIS
                             (DOLLARS IN THOUSANDS)


                                                                                           REMAINING
                                                                                           PREPAYMENT
                                                                                             PENALTY       CONSTANT PREPAYMENT RATE
                                                                   PERCENT WITH          PERIOD (IN YEARS)      (ANNUAL PERCENT)
                                    ORIGINAL    CURRENT             PREPAYMENT            FOR LOANS WITH   THREE-    TWELVE-
        ISSUE DATE                  PRINCIPAL  PRINCIPAL  PREMIUM    PENALTY     COUPON      PENALTY       MONTH     MONTH     LIFE
        ----------                  ---------  ---------  -------    -------     ------      -------       -----     -----     ----
AS OF DECEMBER 31, 2001
HELD-IN-PORTFOLIO-SERVING AS
COLLATERAL FOR NOVASTAR HOME EQUITY
SERIES ASSET BACKED BONDS:
  Series 1997-1 October 1, 1997    $  277,301  $  31,336  $ 1,453      19%       10.90%        0.09          26        37       39
  Series 1997-2 December 11, 1997     221,005     32,045      652      22        10.79         0.18          23        37       37
  Series 1998-1 April 30, 1998        302,543     64,368    1,050      24        10.45         0.29          34        40       33
  Series 1998-2 August 18, 1998       314,911     99,211    1,475      31        10.18         0.48          39        37       28
                                   ----------  ---------  -------
    Total                          $1,115,760  $ 226,960  $ 4,630      26%       10.34%        0.33
                                   ==========  =========  =======      ==        =====         ====
Held-for-sale:                                 $ 138,228  $ 1,453      79%        9.08%        2.35
                                               =========  =======      ==        =====         ====


AS OF DECEMBER 31, 2000
HELD-IN-PORTFOLIO-SERVING AS
COLLATERAL FOR NOVASTAR HOME EQUITY
SERIES ASSET BACKED BONDS:
  Series 1997-1 October 1, 1997    $  277,301  $  52,282  $ 2,494      25%       11.80%        0.30          37        40       40
  Series 1997-2 December 11, 1997     221,005     53,727    1,040      16        11.55         0.28          45        46       36
  Series 1998-1 April 30, 1998        302,543    114,367    1,877      33        11.03         0.46          34        41       30
  Series 1998-2 August 18, 1998       314,911    155,496    2,334      60        10.57         0.85          38        33       24
                                   ----------  ---------  -------
    Total                          $1,115,760  $ 375,872  $ 7,745      40%       11.02%        0.57
                                   ==========  =========  =======      ==        =====         ====


     MORTGAGE SECURITIES-AVAILABLE-FOR-SALE. During 2001, 2000 and 1999, $1.2 billion, $570 million, and $165 million in loans we originated were pooled in securitization transactions. These transactions were treated as sales for accounting and tax purposes. We service the loans sold in these securitizations and we retained the AAA-rated interest-only, prepayment penalties and other subordinated securities issued in the securitizations. The December 31, 2001 value of the AAA-rated interest-only, prepayment penalties and other subordinated interests retained in 2001 securitizations was $59.6 million. Under the section "Mortgage Loan Sales" we discuss the details of the loan securitization transactions.

     During the third quarter of 2001, we resecuritized our NMFT 2000-1 and 2000-2 AAA-rated interest-only and prepayment penalty securities and issued NovaStar CAPS Certificates 2001-C1 (CAPS 2001-C1) in the amount of $29.3 million. A gain of $14.9 million was recognized on this transaction. We retained a $8.2 million subordinated interest, which entitles us to the remaining cash flows once the primary bonds of the CAPS 2001-C1 are paid in full.

     As of December 31, 2001 and December 31, 2000, the fair value of mortgage securities was $71.6 million and $46.7 million, respectively. This amount represents the present value of the securities' cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that owns the collateral. In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management's judgements about the nature of the loans. We believe the value of the securities is fair, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce income of future periods. Table 7 summarizes our mortgage securities and the underlying collateral and senior asset-backed bonds. Table 8 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

                                    TABLE 7
                              MORTGAGE SECURITIES
                             (DOLLARS IN THOUSANDS)


                                                                ASSET-BACKED BONDS           MORTGAGE LOANS
                                                ESTIMATED     ----------------------  ----------------------------------------
                                                FAIR VALUE                                        WEIGHTED AVERAGE
                                                OF MORTGAGE    REMAINING   INTEREST    REMAINING                 ESTIMATED
                                                SECURITIES     PRINCIPAL     RATE      PRINCIPAL    COUPON     MONTHS TO CALL
                                                ----------    ----------- ----------  -----------  --------   ----------------

DECEMBER 31, 2001
NMFT 1999-1
-----------
   Subordinated securities
     (non-investment grade)  . . . . . .        $    3,661    $    58,738    4.49%    $    62,665   10.23%           46
NMFT 2000-1
-----------
Interest only (AAA-rated)  . . . . . . .                 -(A)
Prepayment penalty (AAA-rated) . . . . .                 -(A)
  Subordinated securities
    (non-investment grade) . . . . . . .               560
                                                ----------
                                                       560        145,538    2.18         149,400   10.16            44

NMFT 2000-2
-----------
Interest only (AAA-rated)  . . . . . . .                 -(A)
Prepayment penalty (AAA-rated) . . . . .                 -(A)
  Subordinated securities
    (non-investment grade) . . . . . . .               997
                                                ----------
                                                       997        252,995    2.18         259,037   10.59            41

NMFT 2001-1
-----------
Interest only (AAA-rated)  . . . . . . .            14,132
Prepayment penalty (AAA-rated) . . . . .             3,648
  Subordinated securities
    (non-investment grade) . . . . . . .             1,016
                                                ----------
                                                    18,796        367,468    2.28         373,949   10.35            50

NMFT 2001-2
-----------
Interest only (AAA-rated). . . . . . . .            31,428
Prepayment penalty (AAA-rated) . . . . .             6,130
  Subordinated securities
    (non-investment grade) . . . . . . .             1,813
                                                ----------
                                                    39,371        772,296    2.09         784,617    9.70            61

CAPS 2001-C1
------------
  Subordinated securities
    (non-investment grade) . . . . . . .             8,199         19,241    7.25               -(A)    -(A)          -(A)
                                                ----------     ----------              ----------
Total  . . . . . . . . . . . . . . . . .        $   71,584     $1,616,276              $1,629,668
                                                ==========     ==========              ==========

DECEMBER 31, 2000
NMFT 1999-1
-----------
  Subordinated securities
    (non-investment grade) . . . . . . .        $    6,900     $   96,521    6.23      $  103,968   10.66            64

NMFT 2000-1
-----------
Interest only (AAA-rated)  . . . . . . .            11,697
Prepayment penalty (AAA-rated) . . . . .             2,533
  Subordinated securities
    (non-investment grade) . . . . . . .               720
                                                ----------
                                                    14,950        210,261    6.11         216,216   10.18            62

NMFT 2000-2
-----------
Interest only (AAA-rated)  . . . . . . .            19,745
Prepayment penalty (AAA-rated) . . . . .             3,729
  Subordinated securities
    (non-investment grade) . . . . . . .             1,326
                                                ----------
                                                    24,800        328,025    6.12         333,865   10.57            58
                                                ----------     ----------              ----------
Total  . . . . . . . . . . . . . . . . .        $   46,650     $  634,807              $  654,049
                                                ==========     ==========              ==========

------------------
(A) Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000- 1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly affects the performance of the CAPS 2001-C1 security.

                                    TABLE 8
      CHARACTERISTICS OF LOAN COLLATERAL, VALUATION OF INDIVIDUAL MORTGAGE
                           SECURITIES AND ASSUMPTIONS
                             (DOLLARS IN THOUSANDS)


                                                    DECEMBER 31, 2001                               DECEMBER 31, 2000
                                ------------------------------------------------------------   --------------------------------
NOVASTAR MORTGAGE CAPS
  FUNDING TRUST SERIES:         1999-1   2000-1   2000-2   2001-1   2001-2   2001-C1   TOTAL   1999-1   2000-1   2000-2   TOTAL
                                ------   ------   ------   ------   ------   -------   -----   ------   ------   ------   -----
Discount rate (%) . . . . . .       25       40       40       25       25        40               17       17       17
Constant prepayment rate (%)        30       41       44       39       31        43               32       32       32
As a percent of mortgage
 loan principal (%):
  Delinquent loans
   (30 days and greater) .         8.8      3.7      1.9      2.2        -       (A)             17.0      5.7      1.1
  Loans in foreclosure . . .       6.0      2.8      2.6      1.1        -       (A)              5.5      1.6      0.3
  Real estate owned . . . .        5.5      1.7      0.8      0.1        -       (A)              4.2      0.1        -
  Cumulative losses (as reported)  1.8      0.1        -        -        -       (A)              1.0        -        -
Cost basis of individual
 mortgage securities:
  Interest only (AAA- rated)   $     -  $     -  $     -  $ 9,272  $26,783   $     - $36,055   $    -   $8,961  $15,607 $24,568
  Prepayment penalty
   (AAA- rated) . . . . . . .        -        -        -    3,325    4,640         -   7,965        -    1,912    3,758   5,670
  Subordinated securities
   (non-investment grade)        5,366      413      661      619      421     3,094  10,574    5,265      338      642   6,245
  Unrealized gain (loss) .      (1,705)     147      336    5,580    7,527     5,105  16,990    1,635    3,739    4,793  10,167
                               -------  -------  -------  -------  -------   ------- -------   ------  -------  ------- -------
     Total . . . . . . . .     $ 3,661  $   560  $   997  $18,796  $39,371   $ 8,199 $71,584   $6,900  $14,950  $24,800 $46,650
                               =======  =======  =======  =======  =======   ======= =======   ======  =======  ======= =======

------------------------
(A) Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

     Prepayment assumptions used for each transaction have generally risen as market interest rates and funding costs havedecreased. Discount rates have been increased to reflect the market appetite for our securities. While interest rates are declining and the cash flow from our securities are increasing, the market place has not recognized the value of these securities, especially given the minimal credit risk of the securities. The discount rate assumption and other assumptions used for valuing the CAPS 2001-C1 security are discussed in the "Sales of Mortgage Assets" section of this document.

     The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 9 through 14. The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under "Results of Operations" and "Interest Rate/Market Risk."

                                    TABLE 9
             LOANS COLLATERALIZING MORTGAGE SECURITIES CREDIT GRADE
                             (DOLLARS IN THOUSANDS)


                                                                                   DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                       2001                           2000
                                                         -------------------------------  ------------------------------
                                                                                WEIGHTED                        WEIGHTED
                           ALLOWED       MAXIMUM                     WEIGHTED    AVERAGE              WEIGHTED   AVERAGE
CREDIT                    MORTGAGE       LOAN-TO-          CURRENT   AVERAGE    LOAN-TO-   CURRENT    AVERAGE   LOAN-TO-
GRADE                     LATES (A)       VALUE           PRINCIPAL  COUPON      VALUE    PRINCIPAL   COUPON      VALUE
-----                     ---------      --------        ----------  ------     --------  ---------   ------    --------
AAA . . . . . . . .         0 x 30           97(B)        $ 319,360    9.64%      81.0%    $143,673    9.71%      80.9%
AA  . . . . . . . .         0 x 30           95             482,718   10.17       83.9      175,068   10.25       83.5
A . . . . . . . . .         1 x 30           90             302,271   10.36       81.6      130,237   10.54       81.2
A-  . . . . . . . .         2 x 30           90             190,054   10.52       81.0       86,660   10.65       81.3
B . . . . . . . . .     3 x 30, 1 x 60,      85             124,052   10.85       78.0       44,487   11.16       79.3
                        5 x 30, 2 x 60
C . . . . . . . . .         1 x 90           75              29,549   11.43       68.4       18,398   11.69       70.1
D . . . . . . . . . 6 x 30, 3 x 60, 2 x 90   65               1,425   12.29       62.3        1,568   12.69       61.6
Other . . . . . . .         Varies           97             180,239   11.51       93.5       53,958   11.44       92.7
                                                         ----------   -----                --------   -----
                                                         $1,629,668   10.25                $654,049   10.45
                                                         ==========   =====                ========   =====

-----------------
(A) Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3 x 30, 1 x 60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)  97% on fixed-rate purchases; all other maximum of 95%.

                                    TABLE 10
                   LOANS COLLATERALIZING MORTGAGE SECURITIES
              PERCENT OF CURRENT PRINCIPAL AS OF DECEMBER 31, 2001

COLLATERAL LOCATION
   FloridaS . . . . . . . . . . . . . . . . . . . . . . . . . . .     14%
   California . . . . . . . . . . . . . . . . . . . . . . . . . .     13
   Michigan . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
   Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
   Nevada . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
   Tennessee  . . . . . . . . . . . . . . . . . . . . . . . . . .      5
   Arizona  . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
   Washington . . . . . . . . . . . . . . . . . . . . . . . . . .      4
   Colorado . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
   All other states . . . . . . . . . . . . . . . . . . . . . . .     35
                                                                     ---
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .    100%
                                                                     ===

                                    TABLE 11
                   LOANS COLLATERALIZING MORTGAGE SECURITIES
                    CARRYING VALUE OF LOANS BY PRODUCT/TYPE
                                 (IN THOUSANDS)

                                                            DECEMBER 31,
                                                      -----------------------
PRODUCT/TYPE                                              2001         2000
                                                      ----------   ----------
Two and three-year fixed . . . . . . . . . . . . . .  $1,236,328   $  465,976
Six-month LIBOR and one-year CMT . . . . . . . . . .       2,607        2,492
30/15-year fixed and balloon . . . . . . . . . . . .     390,733      185,581
                                                      ----------   ----------
Outstanding principal  . . . . . . . . . . . . . . .  $1,629,668   $  654,049
                                                      ==========   ==========
Mortgage securities retained . . . . . . . . . . . .  $   71,584   $   46,650
                                                      ==========   ==========

                                    TABLE 12
                   LOANS COLLATERALIZING MORTGAGE SECURITIES
                 MORTGAGE LOAN COUPON AND PREPAYMENT PENALTIES
                             (DOLLARS IN THOUSANDS)


                                                                                   REMAINING         CONSTANT PREPAYMENT RATE
                                                           PERCENT                 PREPAYMENT           (ANNUAL PERCENT)
                                                            WITH               PENALTY PERIOD (IN    ------------------------
                                  ORIGINAL     CURRENT    PREPAYMENT            YEARS) FOR LOANS     THREE-   TWELVE-
                     ISSUE DATE   PRINCIPAL    PRINCIPAL   PENALTY     COUPON     WITH PENALTY       MONTH    MONTH     LIFE
                     ----------   ----------   ---------   -------     ------     ------------       -----    -----     ----
DECEMBER 31, 2001
NOVASTAR MORTGAGE FUNDING TRUST SERIES:
1999-1 . . . .   January 29, 1999 $  164,995   $  62,665      42        10.23%        0.76             37       37       27
2000-1 (A) . .     March 31, 2000    230,138     149,400      88        10.16         1.65             35       30       21
2000-2 (A) . . September 28, 2000    339,688     259,037      93        10.59         1.71             31       22       18
2001-1 . . . .     March 31, 2001    415,067     373,949      89        10.35         2.02             18        -       11
2001-2 . . . . September 25, 2001    800,033     784,617      86         9.70         2.25              7        -        6
                                  ----------  ----------

Total. . . . .                    $1,949,921  $1,629,668      87%       10.25%        2.20
                                  ==========  ==========     ===        =====

DECEMBER 31, 2000
NOVASTAR MORTGAGE FUNDING TRUST SERIES:
1999-1 . . . .   January 29, 1999 $  164,995  $  103,968      64        10.66         1.23             38       28       21
2000-1 . . . .     March 31, 2000    230,138     216,216      94        10.18         2.43             10        -        8
2000-2 . . . . September 28, 2000    339,688     333,865      90        10.57         2.49              5        -        5
                                  ----------  ----------
Total. . . . .                    $  734,821   $ 654,049      87%       10.45%        2.27
                                  ==========  ==========     ===        =====


-----------------
(A) Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000- 1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

                                    TABLE 13
                   LOANS COLLATERALIZING MORTGAGE SECURITIES
                            MORTGAGE CREDIT ANALYSIS
                               DECEMBER 31, 2001


                                                                                DEFAULTS AS PERCENT
                                                                                OF CURRENT PRINCIPAL
                                                               ---------------------------------------------------
CREDIT    ORIGINAL    CURRENT      WEIGHTED AVERAGE             60-89     90 DAYS AND       FORECLOSURE
GRADE      BALANCE   PRINCIPAL    LOAN-TO-VALUE RATIO           DAYS        GREATER           AND REO       TOTAL
-----     ---------  ---------  -----------------------        -------   -------------     -------------   -------
NOVASTAR MORTGAGE FUNDING TRUST SERIES 1999-1:
AAA      $    4,024  $   2,071            78.3                    -           2.9                 -          2.9
AA           30,772     12,437            85.3                  0.8           1.6               5.3          7.7
A            50,693     19,018            83.8                  3.9           1.8               6.3         12.0
A-           38,953     15,076            82.4                  0.9           1.2              10.8         12.9
B            23,135      8,581            79.5                  2.6          10.4              17.2         30.1
C            12,959      4,759            71.3                  3.3           1.9              28.4         33.6
C-               47          -               -                    -             -                 -            -
D             4,412        723            62.8                    -             -              13.1         13.1
NOVASTAR MORTGAGE FUNDING TRUST SERIES 2000-1: (A)
AAA      $   85,222 $   55,395            80.6                    -           1.4               3.2          4.6
AA           55,874     37,708            83.2                  3.0             -               4.6          7.5
A            36,422     24,730            80.9                  3.0           2.3               7.1         12.3
A-           23,329     14,329            80.4                  1.3             -               5.4          6.7
B            13,089      7,277            80.0                    -             -              10.9         10.9
C             5,922      3,446            68.6                  1.7             -              18.0         19.7
C-              335          -               -                    -             -                 -            -
D                51         48            58.0                    -             -                 -            -
Other         9,894      6,467            92.0                  1.6           0.8               2.4          4.8
NOVASTAR MORTGAGE FUNDING TRUST SERIES 2000-2: (A)
AAA      $   57,846 $   43,593            81.2                  2.4           0.2               1.3          3.9
AA          103,454     80,428            83.9                  0.6           0.9               5.2          6.7
A            60,735     45,658            81.5                  2.0           0.8               4.4          7.3
A-           39,939     29,522            81.4                  1.5           5.2               6.7
B            19,843     15,387            77.0                  0.7             -               4.9          5.6
C             4,275      3,094            67.1                    -             -              10.1         10.1
C-              388        532            74.7                    -             -                 -            -
Other        53,208     40,823            92.8                  0.7                             4.3          5.0
NOVASTAR MORTGAGE FUNDING TRUST SERIES 2001-1:
AAA      $   70,652 $   63,821            81.3                  0.4           0.1               0.6          1.1
AA          130,278    118,813            84.4                  1.4             -               1.4          2.7
A            75,748     67,834            81.6                  1.6             -               3.2          4.8
A-           43,418     39,920            80.5                  0.8           0.3               4.1          5.2
B            38,186     33,806            77.8                  0.5           0.2               2.6          3.4
C             4,863      4,190            66.7                    -             -               1.9          1.9
C-               50         48            65.0                    -             -                 -            -
Other        51,872     45,517            94.3                  1.1           0.2               2.9          4.3
NOVASTAR MORTGAGE FUNDING TRUST SERIES 2001-2:
Alt. A   $   40,980 $   40,190            86.5                    -             -                 -            -
AAA         120,365    118,047            80.9                    -             -               0.3          0.3
AA          234,977    230,450            82.6                  0.2           0.1               0.6          0.8
A           152,307    149,370            81.1                  0.6           0.1               0.6          1.2
A-           69,915     68,568            79.6                  0.9             -               0.4          1.2
B            56,493     55,404            77.3                  1.1             -               1.5          2.6
C             9,890      9,699            66.8                    -             -                 -            -
C-              222        218            55.3                    -             -                 -            -
Other       114,884    112,671            90.5                  0.5             -               0.1          0.6
         ---------- ----------
         $1,949,921 $1,629,668
         ========== ==========

--------------
(A) Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

                                    TABLE 14
        MORTGAGE LOSS ANALYSIS-LOANS COLLATERALIZING MORTGAGE SECURITIES
                               DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                                 LOANS REPURCHASED FROM TRUSTS
                                                             --------------------------------------
                                        CUMULATIVE LOSSES                          LOSS AS A % OF       TOTAL
                                           AS REPORTED         LOSSES             ORIGINAL BALANCE      LOSSES
                                       -------------------   ----------         --------------------  ----------
NMFT 1999-1 . . . . . . . . . . .             1.76%             $775                    0.47%            2.23%
NMFT 2000-1 (A) . . . . . . . . .             0.09                23                    0.01             0.10
NMFT 2000-2 (A) . . . . . . . . .             0.10                34                    0.01             0.02
NMFT 2001-1 . . . . . . . . . . .                -                 -                       -                -
NMFT 2001-2 . . . . . . . . . . .                -                 -                       -                -

-----------------
(A) Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000- 1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

     ASSETS ACQUIRED THROUGH FORECLOSURE. As of December 31, 2001, we had 73 properties in real estate owned with a carrying value of $13.2 million compared to 154 properties with a carrying value of $13.1 million as of December 31, 2000.

     MORTGAGE SERVICING RIGHTS. We retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties is not retained. As of December 31, 2001, we have $6.4 million in capitalized mortgage servicing rights. Note 4 to our consolidated financial statements provides additional information regarding our mortgage servicing rights.

     OTHER ASSETS. Included in other assets as of December 31, 2001 are advances on behalf of borrowers for taxes, insurance and other customer service functions, collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc. and aggregate $6.8 million as of December 31, 2001. These amounts were not included in our consolidated financial statements as of December 31, 2000. Also included in other assets are deposits with our derivative counterparties made during 2001 in the amount of $8.1 million.

     LONG-TERM FINANCING ARRANGEMENTS. On a long-term basis, we finance mortgage loans by issuing asset-backed bonds. Investors in asset-backed bonds are repaid based on the performance of the mortgage loans collateralizing the bonds. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to lines of credit and repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in NHES 97-01 and 25% for the loans in NHES 97-02, 98-01 and 98-02. We have not exercised our right to repurchase any loans and repay bond obligations.

     Details for all asset-backed bonds, and the related collateral that we have issued are in Note 5 of the consolidated financial statements.

     SHORT-TERM FINANCING ARRANGEMENTS. Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of two committed warehouse lines of credit. Amounts outstanding and available for borrowing are listed below.

                                    TABLE 15
                         SHORT-TERM FINANCING RESOURCES
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                                LENDING
                                                                CREDIT          VALUE OF
                                                                LIMIT          COLLATERAL      BORROWINGS      AVAILABILITY
                                                              ----------     --------------  --------------  ----------------
Unrestricted cash . . . . . . . . . . . . . . . . . . . . . .                                                     $30,817
Lines of credit, mortgage and securities
repurchase facilities . . . . . . . . . . . . . . . . . . . .  $960,000          $193,616       $143,350           50,266
                                                               --------          --------       --------          -------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $960,000          $193,616       $143,350          $81,083
                                                               ========          ========       ========          =======


Other details regarding our short-term borrowings are located in Note 5 of the consolidated financial statements.

     STOCKHOLDERS' EQUITY. The increase in our stockholders' equity as of December 31, 2001 compared to December 31, 2000 is primarily a result of the following:

     o $32.3 million increase due to net income recognized for the year ended December 31, 2001.

     o $21.8 million increase in unrealized gains on mortgage securities classified as available-for-sale

     o $14.9 million decrease due to realized gain on available-sale-mortgage securities

     o $9.9 million decrease in unrealized losses on derivative instruments used in cash flow hedges

     o $2.1 increase due to net settlements on cash flow hedges reclassified to earnings

     o $10.2 million decrease due to dividends on Class B 7% cumulative convertible preferred stock and common stock.

MORTGAGE LOAN PRODUCTION

     Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 2,200 brokers are active customers and approximately 8,200 are approved. Loans are underwritten and funded in a centralized facility by our employees. We increased our sales force from 85 on January 1, 2001 to 112 on December 31, 2001. Our sales force operates in 46 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

                                    TABLE 16
                          WHOLESALE LOAN ORIGINATIONS
            (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE LOAN BALANCE)


                                                                          WEIGHTED AVERAGE
                                            AVERAGE    PRICE PAID    --------------------------   PERCENT WITH
                                             LOAN          TO        LOAN TO    CREDIT             PREPAYMENT
                       NUMBER   PRINCIPAL   BALANCE      BROKER       VALUE   RATING (A) COUPON      PENALTY
                       ------  ----------- ---------   ----------    -------  ---------- ------   ------------
2001:
Fourth quarter . . . .  2,956  $   375,788 $ 127,127     101.6%         81%      5.46      9.3%        80%
Third quarter  . . . .  3,182  $   370,710 $ 116,502     101.0          81       5.43      9.9         81
Second quarter . . . .  2,942      345,955   117,592     101.0          81       5.38     10.0         82
First quarter  . . . .  2,099      246,023   117,210     101.1          82       5.41     10.4         82
Total. . . . . . . . . 11,179  $ 1,338,476 $ 119,731     100.7%         81%      5.42      9.8%        81%
2000:
Fourth quarter . . . .  1,768  $   208,232 $ 117,778     101.1%         82%      5.12     10.7%        86%
Third quarter  . . . .  1,793      207,662   115,818     101.1          84       5.20     10.7         90
Second quarter . . . .  1,473      171,375   116,344     101.0          82       5.32     10.5         91
First quarter  . . . .  1,232      132,072   107,201     101.1          80       5.45     10.2         93
Total. . . . . . . . .  6,266  $   719,341 $ 114,801     101.1%         82%      5.28     10.5%        90%

-----------------
(A) AAA=7, AA=6, A.=5, A=4, B=3, C=2, D=1

                                    TABLE 17
  QUARTERLY MORTGAGE LOAN ORIGINATIONS BY STATE (BASED ON ORIGINAL PRINCIPAL)

                                   2001                      2000
                        -------------------------  -------------------------
COLLATERAL LOCATION     FOURTH THIRD SECOND FIRST  FOURTH THIRD SECOND FIRST
                        ------ ----- ------ -----  ------ ----- ------ -----

California. . . . . . .   22%    20%   18%    16%    14%    11%   10%    10%
Florida . . . . . . . .   12     12    16     13     11     12    13     14
Michigan  . . . . . . .    6      7     8      9      9     10    11     11
Ohio  . . . . . . . . .    5      4     5      6      6      7     8      7
Tennessee . . . . . . .    2      3     4      4      4      4     6      7
Arizona . . . . . . . .    3      3     3      6      4      5     5      5
Washington  . . . . . .    2      3     3      2      3      5     5      5
All other states. . . .   48     48    43     44     49     46    42     41

RESULTS OF OPERATIONS

     During the year ended December 31, 2001, we earned net income of $32.3 million, $3.02 per diluted share, compared with net income of $5.6 million, $0.50 per diluted share and a net loss of $7.1 million, $1.08 per diluted share, for the same periods of 2000 and 1999, respectively.

     Our primary sources of revenue are interest earned on our mortgage loan portfolio and securities and gains from the sales and securitizations of mortgage loans. Earnings increased in 2001 as compared to 2000 and 1999 for the following reasons.

     1) We have increased the accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. The effect of the increasing yield on our mortgage securities is displayed in Table
          18. Our average security income has increased from 16.5% in 2000 to 24.7% in 2001.

     2) We are experiencing lower all-in loan origination costs of production. A lower cost of production yields a higher net income on the sales and securitization mortgage securities, given that market selling prices for the loans has been consistent over the past three years. Our cost of production is summarized in Table 21.

     3) The lower interest rate environment, which widened the interest spread between loans in warehouse and the cost of our financing facilities, increases our overall net interest income. The effect of the lower rates is shown in Table 18.

     4)   A $29 million resecuritization created a $14.9 million gain in 2001.

     Our net loss for 1999 is principally a result of increased provision for credit losses that aggregated $22.1 million. See discussion under "Provision for Credit Losses."

NET INTEREST INCOME

     Table 18 presents a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three years ended December 31, 2001.


                                    TABLE 18
                               INTEREST ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                      MORTGAGE LOANS                     MORTGAGE SECURITIES                     TOTAL
                            ---------------------------------   ---------------------------------   --------------------------------
                                        INTEREST      ANNUAL                INTEREST      ANNUAL                INTEREST     ANNUAL
                             AVERAGE     INCOME/      YIELD/     AVERAGE     INCOME/      YIELD/     AVERAGE     INCOME/     YIELD/
                             BALANCE    EXPENSE        RATE      BALANCE    EXPENSE        RATE      BALANCE    EXPENSE       RATE
                            ---------  ----------    --------   ---------  ----------    --------   ---------  ----------   --------
YEAR ENDED
  DECEMBER 31, 2001
HELD-IN-PORTFOLIO
Interest-earning
  mortgage assets. . . . .  $ 266,287  $   26,688      10.02%                                       $ 266,287  $   26,688     10.02%
                            =========  ==========      =====                                        =========  ==========     =====
Interest-bearing liabilities:
  Asset-backed bonds . . .    285,626      14,874       5.21%                                         285,626      14,874      5.21%
                            ---------                                                               ---------
  Cost of derivative
    financial instruments
    hedging liabilities  .                  2,212                                                                   2,212
                                       ----------                                                              ----------
    Total borrowings . . .    285,626      17,086       5.98                                          285,626      17,086      5.98
                            =========  ----------      -----                                        ---------  ----------     -----
Net interest income. . . .             $    9,602                                                              $    9,602
                                       ----------                                                              ----------
Net interest spread. . . .                              4.04                                                                   4.04
                                                        ----                                                                  -----
Net yield. . . . . . . . .                              3.61                                                                   3.61
                                                        ====                                                                  =====

HELD-FOR-SALE
Interest-earning
  mortgage assets . . . . . $ 191,972  $   19,675      10.25%    $ 47,408    $ 11,706      24.69%   $ 239,380  $   31,381     13.11%
                            =========  ==========      =====     ========    ========      =====    =========  ==========     =====
Interest-bearing liabilities:
  Other borrowings. . . . .   142,478       8,546       6.00%      37,004       1,911       5.16      179,482      10,457      5.83%
                            ---------                            --------                           ---------
  Cost of derivative
    financial instruments
    hedging liabilities . .                 1,045                                   -                               1,045
                                       ----------                            --------                          ----------
    Total borrowings. . . .   142,478       9,591       6.73       37,004       1,911       5.16      179,482      11,502      6.41
                            =========  ==========      =====     ========    ========      =====    =========  ==========     =====
Net interest income . . . .            $   10,084                            $  9,795                          $   19,879
                                       ==========                            ========                          ==========

Net interest spread . . . .                             3.52                               19.53                               6.70
                                                       =====                               =====                              =====
Net yield.. . . . . . . . .                             5.25                               20.66                               8.30
                                                       =====                               =====                              =====

YEAR ENDED
  DECEMBER 31, 2000 (PRO FORMA)
HELD-IN-PORTFOLIO
Interest-earning
  mortgage assets . . . . . $ 446,874  $   44,676      10.00%                                       $ 446,874  $   44,676     10.00%
                            =========  ==========      =====                                        =========  ==========     =====
Interest-bearing liabilities:
  Asset-backed bonds . . . .  471,991      33,960       7.20%                                         471,991      33,960      7.20%
                            ---------                                                               ---------
  Cost of derivative
    financial instruments
    hedging liabilities  . .                    4                                                                       4
                                       ----------                                                              ----------
    Total borrowings . . . .  471,991      33,964       7.20                                          471,991      33,964      7.20
                            =========  ----------      =====                                        =========  ----------     =====
Net interest income. . . . .           $   10,712                                                              $   10,712
                                       ==========                                                              ==========
Net interest spread. . . . .                            2.80                                                                   2.80
                                                       =====                                                                  =====
Net yield. . . . . . . . . .                            2.40                                                                   2.40
                                                       =====                                                                  =====


HELD-FOR-SALE
Interest-earning
  mortgage assets. . . . . .$ 127,734  $   13,188      10.32%    $ 17,839    $  2,951      16.54%   $ 145,573  $   16,139     11.09%
                            =========  ==========      =====     ========    ========      =====    =========  ==========     =====
Interest-bearing liabilities:
  Other borrowings . . . . .   98,220       7,992       8.14%       8,993         732       8.14      107,213       8,724      8.14
                            ---------                            --------
  Cost of derivative
    financial instruments
    hedging liabilities  . .                  219                                   -                                 219
                                       ----------                            --------                          ----------
    Total borrowings . . . .   98,220       8,211       8.36        8,993         732       8.14      107,213       8,943      8.34
                            =========  ----------      =====     ========    --------      =====    =========  ----------     -----
Net interest income. . . . .           $    4,977                            $  2,219                          $    7,196
                                       ==========                            ========                          ==========
Net interest spread. . . . .                            1.96                                8.40                               2.75
                                                       =====                               =====                              =====
Net yield. . . . . . . . . .                            3.90                               12.44                               4.94
                                                       =====                               =====                              =====

YEAR ENDED
DECEMBER 31, 1999 (PRO FORMA)
HELD-IN-PORTFOLIO
Interest-earning
  mortgage assets  . . . . .$ 709,371  $   66,324       9.35%                                       $ 709,371  $   66,324      9.35%
                            =========  ==========      =====                                        =========  ==========     =====
Interest-bearing liabilities:
  Asset-backed bonds . . . .  785,547      43,963       5.60%                                         785,547      43,963      5.60%
  Other borrowings . . . . .    4,206         541      12.86                                            4,206         541     12.86
                            =========                                                               ---------
  Cost of derivative
    financial instruments
    hedging liabilities  . .                2,254                                                                   2,254         -
                                       ----------                                                              ----------      ----
    Total borrowings . . . .  789,753      46,758       5.92                                          789,753      46,758
                            =========  ----------      =====                                        =========  ----------
Net interest income. . . . .           $   19,566                                                              $   19,566
                                       ==========                                                              ==========
Net interest spread. . . . .                            3.43                                                                   3.43
                                                       =====                                                                  =====
Net yield. . . . . . . . . .                            2.76                                                                   2.76
                                                       =====                                                                  =====

HELD-FOR-SALE
Interest-earning
  mortgage assets. . . . . .$ 108,347  $   10,132       9.35%    $  2,357    $    389      16.50%   $ 110,704  $   10,521      9.50%
                            =========  ==========      =====     ========    ========      =====    =========  ==========     =====
Interest-bearing liabilities:
  Asset-backed bonds . . . .        -           -                                   -                       -           -
                            ---------  ----------                            --------               ---------  ----------
  Other borrowings . . . . .   81,190       5,942        7.32                       -                  81,190       5,942      7.32
                            ---------                                        --------
  Cost of derivative
    financial instruments
    hedging liabilities  . .                    -                                   -                                   -
                                       ----------                            --------                          ----------
    Total borrowings . . . .   81,190       5,942        7.32    $      -           -                  81,190       5,942      7.32
                            =========  ----------       =====    ========    --------               =========  ==========     =====
Net interest income  . . . .           $    4,190                            $    389                          $    4,579
                                       ==========                            ========                          ==========
Net interest spread. . . . .                             2.03                              16.50                               2.18
                                                        =====                              =====                              =====
Net yield. . . . . . . . . .                             3.87                              16.50                               4.14
                                                        =====                              =====                              =====


     The mortgage loans we originate and own have relatively high coupons and generally, in the aggregate, the coupon is not as volatile. As a result, the average yield on our loans has been consistent. Rates on our financing arrangements adjust monthly, primarily indexed to one-month LIBOR. As a result, the cost of financing increases and decreases with short-term market conditions. Short-term market rates declined dramatically in 2001 and, therefore, our net interest margin on loans increased dramatically. Interest income on mortgage loans in the future will depend on the volume of loans we own. Generally, we expect to increase our loan portfolio as our origination volume increases. The net margin on our loans will depend on the coupons on the loans and short-term borrowing rates, which are a function of market demand and economic conditions.

     Our securities primarily represent our ownership in the net cash flow of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased dramatically over the past year, the net cash flow we are receiving has increased correspondingly. Therefore, our yield (rate of accrual) on these securities has increased. We experienced average income on our securities of 16.5% in 1999 and 2000. The income increased to 24.7% in 2001 to reflect the increase in cash flow. If rates continue to remain low, we anticipate the cash flow to continue to be high on our securities and further increases in income will be generated. Future interest income will, however, be largely dependent on economic conditions. We also expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

     IMPACT OF INTEREST RATE AGREEMENTS. We have executed interest rate agreements designed to mitigate exposure to interest rate risk. Interest rate cap agreements require us to pay either a one-time "up front" premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreedupon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. As expected, as short-term interest rates declined dramatically in 2001, our expense related to interest rate agreements increased.

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

     We use several techniques to mitigate credit losses, including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. Loans are charged off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. While short sales have served to reduce the overall severity of losses incurred, they also accelerate the timing of losses. As discussed further under the caption "Premiums for Mortgage Loan Insurance", lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal. Management also believes aggressive servicing is an important element to managing credit risk.

     During the three years ended December 31, 2001 we made provisions for losses of $3.8 million, $5.4 million and $22.1 million, respectively and incurred net charge-offs of $6.0 million, $8.9 million and $14.5 million, respectively. The higher provisions in 1999 were due to management's conclusions, based on historical net chargeoff history, that total losses on on-balance sheet securitized mortgage loans would be higher and would occur earlier than originally projected. As our on-balance-sheet loan portfolio continues to decline, our exposure to credit losses has decreased. Furthermore, we have acquired mortgage insurance with coverage to a loan-to-value of 50% on a substantial portion of the loans we own-see discussion of mortgage insurance under "Premiums for Mortgage Loan Insurance." As a result, our allowance for credit losses, and related provision, as decreased significantly since 1999. A rollforward of the allowance for credit losses for the three years ended December 31, 2001 is presented in Note 2 to the consolidated financial statements.

PREPAYMENT PENALTY INCOME

     A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan's life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $790,000, $1.8 million and $3.1 million during the three years ended December 31, 2001, 2000 and 1999, respectively. The decrease is due to the decreasing loans in our portfolio and its seasoning, as the prepayment penalty periods expire.

PREMIUMS FOR MORTGAGE LOAN INSURANCE

     The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. As of December 31, 2001, approximately 94% of the loans we service are covered by mortgage insurance. Premiums for mortgage insurance on loans maintained on our balance sheet are recorded as a portfolio cost and included in the income statement under the caption "Premiums for Mortgage Loan Insurance" and totaled $2.7 million, $1.3 million and $1.7 million in 2001, 2000 and 1999, respectively.

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

     We intend to continue to purchase mortgage insurance coverage on the majority of newly originated loans as they are securitized. However, we have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage on a substantial portion of its future production.

SALES OF MORTGAGE ASSETS

     We execute securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retain the AAA-rated interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions are structured as sales for accounting and income tax reporting. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights.

                                    TABLE 19
                       QUARTERLY MORTGAGE LOAN SALES (A)
                             (DOLLARS IN THOUSANDS)


                                 OUTRIGHT MORTGAGE LOAN SALES                         MORTGAGE LOANS
                        --------------------------------------------------    TRANSFERRED IN SECURITIZATIONS
                                                                WEIGHTED    -----------------------------------
                                      PERCENT                    AVERAGE                 PERCENT
                         PRINCIPAL    OF TOTAL     NET GAIN     PRICE TO     PRINCIPAL   OF TOTAL    NET GAIN
                           AMOUNT      SALES      RECOGNIZED     PAR (B)       AMOUNT     SALES     RECOGNIZED
                        -----------  ----------  ------------  -----------  ----------- ---------- ------------
2001:
  Fourth quarter . . .  $    25,524     7.1%       $  235         101.7     $   334,501    92.9%      $ 5,497
  Third quarter. . . .       19,511     4.0            84         102.0         465,532    96.0         7,330
  Second quarter . . .       17,516     7.9           373         102.3         203,647    92.1         3,959
  First quarter  . . .       10,773     4.8           262         102.9         211,420    95.2         4,944
  Total  . . . . . . .  $    73,324     5.7%       $  954         102.1     $ 1,215,100    94.3%      $21,730
2000 (PRO FORMA):
  Fourth quarter . . .  $    46,158    23.4%       $1,666         104.6     $   151,277    76.6%      $ 3,227
  Third quarter. . . .       50,334    21.1         1,552         104.4         188,734    78.9         3,584
  Second quarter . . .       27,799    21.5           661         103.8         101,675    78.5         1,392
  First quarter  . . .       48,548    27.5         1,204         104.0         128,171    72.5         1,544
  Total  . . . . . . .  $   172,839    23.3%       $5,083         104.2     $   569,857    76.7%      $ 9,747

----------------
(A)  Does not include conforming loan sales
(B) The loans we have sold in 2001 have been in higher credit grades and lower coupons than those sold in 2000. As a result, market prices are lower.

     For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash out method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were constant prepayment rates of 28 to 30, projected losses of 1.3%, average life of 2.7 years and a discount rate of 19.9%.

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

FEE INCOME

     Fee income primarily consists of fees from two sources - servicing fees from investors and borrowers and broker fees from loan investors. As a loan servicer, we collect normal fees for servicing loans that collateralize assetbacked bonds. These fees are generated at the rate of 50 basis points of the principal balance and are earned as interest is collected from borrowers. In addition, we collect fees directly from the borrower in the normal course of servicing loans for such items as late payment assessments and processing fees for special handling.

     Loan investors who fund the loans we broker pay fees to our branches. These fees constitute standard broker "premiums" for the types of loans we broker. As discussed below under Branch Operations, the net income of the branches accrues to the branch manager.

GENERAL AND ADMINISTRATIVE EXPENSES

                                    TABLE 20
                      GENERAL AND ADMINISTRATIVE EXPENSES
                             (DOLLARS IN THOUSANDS)


                                                          YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                                  2000          1999
                                                      2001    (PRO FORMA)   (PRO FORMA)
                                                    --------  -----------   -----------

      Compensation and benefits  . . . . . . . .    $ 28,226    $17,184       $12,811
      Travel and entertainment . . . . . . . . .       7,807      3,265         1,531
      Office administration  . . . . . . . . . .       6,638      6,438         6,805
      Professional and outside services. . . . .       2,044      2,200         1,655
      Loan expense . . . . . . . . . . . . . . .       1,964      1,851         1,841
      Other  . . . . . . . . . . . . . . . . . .       2,764      1,778           234
        Total general and administrative expenses   $ 49,443    $32,716       $24,877


     Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. The increase in compensation and benefits is primarily the result of an increase in the number of NovaStar Home Mortgage branches.

     Professional and outside services include fees for legal and accounting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs.

     COST OF PRODUCTION. Our quarter-to-quarter wholesale loan production costs steadily declined as a result of increased efficiencies in the mortgage lending operation. During the third quarter of 1999, we introduced IU, a webbased origination system that has allowed us to increase production volumes without adding proportionate infrastructure. Account executive costs typically are higher in the first few months of employment and are expected to decline as the sales force becomes more productive with added experience and exposure to our loan products and markets.

                                    TABLE 21
                            WHOLESALE LOAN COSTS OF
                     PRODUCTION, AS A PERCENT OF PRINCIPAL


                                    GROSS        PREMIUM PAID         TOTAL
                                    LOAN       TO BROKER, NET OF   ACQUISITION
                                 PRODUCTION     FEES COLLECTED         COST
2001:
Fourth quarter . . . . . . .        1.90%           0.50%              2.40%
                                    =====           =====              =====
Third quarter. . . . . . . .        1.93%           0.47%              2.40%
                                    =====           =====              =====
Second quarter . . . . . . .        1.86%           0.49%              2.35%
                                    =====           =====              =====
First quarter  . . . . . . .        2.37%           0.54%              2.91%
                                    =====           =====              =====

2000:
Fourth quarter . . . . . . .        2.81%           0.50%              3.31%
                                    =====           =====              =====
Third quarter. . . . . . . .        2.56%           0.51%              3.07%
                                    =====           =====              =====
Second quarter . . . . . . .        2.97%           0.50%              3.47%
                                    =====           =====              =====
First quarter  . . . . . . .        3.32%           0.52%              3.84%
                                    =====           =====              =====

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

                                    TABLE 22
                        SUMMARY OF SERVICING OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER LOAN COST)


2001
                                    DECEMBER 31        SEPTEMBER 30         JUNE 30            MARCH 31
                                 -----------------  -----------------  -----------------   ----------------
                                   AMOUNT      %       AMOUNT    %       AMOUNT     %        AMOUNT     %
                                 ----------  ----   ----------  ----   ----------  ----    ----------  ----
Unpaid principal . . . . . .     $1,994,448         $1,756,523         $1,501,844          $1,263,773
                                 ==========         ==========         ==========          ==========
Number of loans  . . . . . .         17,425             15,916             13,916              11,999
                                 ==========         ==========         ==========          ==========
Servicing income, net of
amortization of mortgage
servicing rights . . . . . .     $    1,560  0.31   $    1,691  0.39   $    1,366  0.36    $    1,465  0.46
Costs of servicing . . . . .          1,303  0.26        1,269  0.29        1,166  0.31         1,238  0.39
                                 ----------  ----   ----------  ----   ----------  ----    ----------  ----
Net servicing income . . . .     $      257  0.05   $      422  0.10   $      200  0.05    $      227  0.07
                                 ==========  ====   ==========  ====   ==========  ====    ==========  ====
Annualized costs of servicing
per unit . . . . . . . . . .     $   299.11         $   318.92         $   335.15          $   412.70
                                 ==========         ==========         ==========          ==========
2000
Unpaid principal . . . . . .     $1,112,615         $1,016,951         $  970,026          $  872,702
                                 ==========         ==========         ==========          ==========
Number of loans  . . . . . .         10,774             10,041              9,683               8,919
                                 ==========         ==========         ==========          ==========
Servicing income, net of
amortization of mortgage
servicing rights . . . . . .     $    1,473  0.53   $    1,392  0.55   $    1,321  0.54    $    1,219  0.56
Costs of servicing . . . . .          1,185  0.43        1,095  0.43        1,015  0.42         1,064  0.49
                                 ----------  ----   ----------  ----   ----------  ----    ----------  ----
Net servicing income . . . .     $      288  0.10   $      297  0.12   $      306  0.12    $      155  0.07
                                 ==========  ====   ==========  ====   ==========  ====    ==========  ====
Annualized costs of servicing
per unit . . . . . . . . . .     $   439.95         $   436.21         $   419.29          $   477.18
                                 ==========         ==========         ==========          ==========

AFFILIATED BRANCHES

      We operate our mortgage brokerage unit under the name NovaStar Home Mortgage. Our first branch was opened in December 1999. Following is a summary of the operations.

                                    TABLE 23
                               BRANCH OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                2001                                        2000
                               ---------------------------------------   -----------------------------------------
                                DECEMBER   SEPTEMBER    JUNE    MARCH     DECEMBER    SEPTEMBER     JUNE    MARCH
                                   31          30        30       31         31           30         30       31
                               ---------  ----------- ------- --------   ---------  ----------- ------- --------
Branches (end of
    quarter) . . . . . . . . .      123         105       86         77         63           48        24      16
Loans originated . . . . . . .    2,891       2,147     1,911     1,126        867          533       272     103
Fee income . . . . . . . . . .   $2,974      $3,896    $4,570    $4,840     $3,955       $2,283    $1,093    $330
General and
    administrative costs . . .   $3,014      $3,950    $4,548    $4,840     $3,662       $2,277    $1,093    $328
Personnel  . . . . . . . . . .      594         471       355       288        252          162       107      81


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

                                    TABLE 24
                               BRANCH MANAGEMENT
                             (DOLLARS IN THOUSANDS)


                                                         2001                                     2000
                                   -----------------------------------------  -------------------------------------
                                    DECEMBER    SEPTEMBER    JUNE     MARCH    DECEMBER  SEPTEMBER   JUNE   MARCH
                                       31           30        30        31        31         30       30      31
                                   ----------  ----------- ------- ---------  ---------- ---------- ------ --------
Fee income . . . . . . . . . . . .   $1,336        $885      $738      $450      $343       $210     $101    $31
General and
    administrative costs . . . . .   $1,016        $747      $580      $494      $590       $362     $219    $93
Personnel  . . . . . . . . . . . .       32          15        16        15        12         11        6      5

TAXABLE INCOME

      In order that we retain our REIT status, we are required to distribute virtually all of our taxable income to our shareholders. Dividends on our preferred shareholders are required and, therefore, are considered in the distribution requirements prior to any distribution to common shareholders.

                                    TABLE 25
                               TAXABLE NET INCOME
                             (DOLLARS IN THOUSANDS)


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                            2001      2000       1999
                                                                        ----------  ---------  --------
Net income . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .    $ 32,308   $ 5,626    $(7,092)
Equity in net income of NFI Holding Corp. . . . . . . . . . . . . . .      (1,723)   (1,123)       (88)
Cumulative effect of a change in accounting principle . . . . . . . .       1,384         -          -
Interest rate agreement amortization  . . . . . . . . . . . . . . . .      (1,024)        -          -
Residual purchase commitment fee  . . . . . . . . . . . . . . . . . .      (1,630)        -          -
Credit losses, net of provision . . . . . . . . . . . . . . . . . . .      (2,133)   (3,415)     7,532
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         888       461       (442)
Use of capital loss carryfoward . . . . . . . . . . . . . . . . . . .     (14,946)        -          -
Use of net operating loss carryforward  . . . . . . . . . . . . . . .      (2,718)      (11)         -
                                                                         --------   -------    -------
Taxable net income before preferred dividends . . . . . . . . . . . .      10,406     1,549        (90)
Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . . .      (5,164)   (1,551)         -
Taxable net income available to common shareholders . . . . . . . . .    $  5,242   $    (2)   $   (90)
                                                                         ========   ========   =======
Taxable net income per common shareholder . . . . . . . . . . . . . .    $   0.91   $     -    $ (0.01)
                                                                         ========   ========   =======


LIQUIDITY AND CAPITAL RESOURCES

      Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 15, we have $81.1 million in immediately available funds, including $30.8 million in cash.

      Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow the greater of the market value of the loans or 98% of the outstanding principal. Funding for the difference -generally 2% of the principal-must come from other cash inflows. We use operating cash inflow in the form of cash flowfrom mortgage securities, principal and interest on mortgage loans, fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $4 billion in loans, assuming no other demands on cash and assuming a 2% "haircut".

      Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans are dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no guaranty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our "recourse" loans (classified as available-for-sale) as of December 31, 2001 would need to decline by nearly 60% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

      We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

      The derivative financial instruments we use also subject us to "margin call" risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of December 31, 2001, we have approximately $8.1 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls.However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

      Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure. In 1999, we sold a substantial portion of the loans we originated. We securitized much of our loan production in 2000 and 2001. Selling loans to third parties provides another means for cash flow, should we need additional liquidity.

      Cash activity during the three years ended December 31, 2001 is presented in the consolidated statement of cash flows.

      As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $143 million in net proceeds through private and public equity offerings. Equity offerings provide another avenue as a future liquidity source.

INFLATION

      Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and dividends are based on taxable income. In each case, our financial activities and financial position are measured with reference to historical cost or fair market value without considering inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Note 1 of the consolidated financial statements describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            NOVASTAR FINANCIAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           DECEMBER 31,
                                                                                     -----------------------
                                                                                        2001         2000
                                                                                     ----------   ----------
ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  30,817    $   2,518
   Mortgage loans-held-in-portfolio  . . . . . . . . . . . . . . . . . . . . . . .     226,033      375,927
   Mortgage loans-held-for-sale  . . . . . . . . . . . . . . . . . . . . . . . . .     139,527            -
   Mortgage securities-available-for-sale . . . . . . . . . . . . .  . . . . . . .      71,584       46,650
   Advances to and investment in NFI Holding Corporation . . . . . . . . . . . . .           -       45,415
   Assets acquired through foreclosure . . . . . . . . . . . . . . . . . . . . . .      13,185       13,054
   Mortgage servicing rights . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,445            -
   Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       5,495        9,151
   Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,294        1,767
                                                                                     ---------    ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 512,380    $ 494,482
                                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Asset-backed bonds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 219,048    $ 357,437
      Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .     143,350       25,000
      Accounts payable and other liabilities   . . . . . . . . . . . . . . . . . .      15,227        3,601
      Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,758          525
                                                                                     ---------    ---------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     382,383      386,563

Commitments and contingencies

Stockholders' equity:
   Capital stock, $0.01 par value, 50,000,000 shares authorized:
      Class B, convertible preferred stock, 4,285,714 shares issued and
         outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43           43
      Common stock, 5,804,255 and 6,094,595 shares issued
         and outstanding, respectively . . . . . . . . . . . . . . . . . . . . . .          58           61
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .     137,860      141,997
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (15,887)     (37,976)
   Accumulated other comprehensive income  . . . . . . . . . . . . . . . . . . . .       9,177       10,168
   Notes receivable from founders . . . . . . . . . .. . . . . . . . . . . . . . .      (1,254)      (6,374)
                                                                                     ---------    ---------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     129,997      107,919
                                                                                     ---------    ---------
         Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .   $ 512,380    $ 494,482
                                                                                     =========    =========



                See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       FOR THE YEAR ENDED
                                                                                           DECEMBER 31,
                                                                               ---------------------------------
                                                                                 2001        2000        1999
                                                                               --------    --------   ----------
Interest income:
   Mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 46,363    $ 44,676    $ 66,324
   Mortgage securities  . . . . . . . . . . . . . . . . . . . . . . . . . .      11,706       2,951         389
                                                                               --------    --------    --------
   Total interest income  . . . . . . . . . . . . . . . . . . . . . . . . .      58,069      47,627      66,713

Interest expense:
   Financing for mortgage loans . . . . . . . . . . . . . . . . . . . . . .      26,677      33,964      46,758
   Financing for mortgage securities  . . . . . . . . . . . . . . . . . . .       1,911         732           -
                                                                               --------    --------    --------
   Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . .      28,588      34,696      46,758
Net interest income before provision for credit losses  . . . . . . . . . .      29,481      12,931      19,955
Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . .      (3,773)     (5,449)    (22,078)
                                                                               --------    --------    --------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,708       7,482      (2,123)
Gain (loss) on derivative instruments and sales of mortgage assets  . . . .      34,616        (826)        351
Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,142           -           -
Net fees for services provided by NovaStar Mortgage, Inc. . . . . . . . . .           -         (21)     (4,031)
Prepayment penalty income . . . . . . . . . . . . . . . . . . . . . . . . .         790       1,776       3,143
Premiums for mortgage loan insurance  . . . . . . . . . . . . . . . . . . .      (2,655)     (1,272)     (1,731)
Equity in net income of NFI Holding Corporation . . . . . . . . . . . . . .           -       1,123          88
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,856         381         801

General and administrative expenses:
   Compensation and benefits . . . . . . . . . . . . . . . . . . . . . . . .     28,226       1,485       1,804
   Travel and public relations . . . . . . . . . . . . . . . . . . . . . . .      7,807           -           -
   Office administration . . . . . . . . . . . . . . . . . . . . . . . . . .      6,638         751         804
   Professional and outside services . . . . . . . . . . . . . . . . . . . .      2,044         690         801
   Loan expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,964           -           -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,764          91         181
                                                                               --------    --------    --------
   Total general and administrative expenses . . . . . . . . . . . . . . . .     49,443       3,017       3,590
                                                                               --------    --------    --------

Income (loss) before cumulative effect of a change in
   accounting principle  . . . . . . . . . . . . . . . . . . . . . . . . . .     34,014       5,626      (7,092)
Cumulative effect of a change in accounting principle  . . . . . . . . . . .     (1,706)          -           -
                                                                               --------    --------    --------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,308       5,626      (7,092)
Dividends on preferred shares  . . . . . . . . . . . . . . . . . . . . . . .     (5,025)     (2,100)     (1,606)
                                                                               --------    --------    --------
Net income (loss) available to common shareholders . . . . . . . . . . . . .   $ 27,283    $  3,526    $ (8,698)
                                                                               ========    ========    ========
Basic earnings (loss) per share-before cumulative effect of a
   change in accounting principle  . . . . . . . . . . . . . . . . . . . . .   $   3.38    $   0.51    $  (1.08)
Basic loss per share due to cumulative effect of a change in
   accounting principle  . . . . . . . . . . . . . . . . . . . . . . . . . .      (0.16)          -           -
                                                                               --------    --------    --------
Basic earnings (loss) per share  . . . . . . . . . . . . . . . . . . . . . .   $   3.22    $   0.51    $  (1.08)
                                                                               ========    ========    ========
Diluted earnings (loss) per share-before cumulative effect of a
   change in accounting principle  . . . . . . . . . . . . . . . . . . . . .   $   3.18    $   0.50    $  (1.08)
Diluted loss per share due to cumulative effect of a change in
   accounting principle  . . . . . . . . . . . . . . . . . . . . . . . . . .      (0.16)          -           -
                                                                               --------    --------    --------
Diluted earnings (loss) per share  . . . . . . . . . . . . . . . . . . . . .   $   3.02    $   0.50    $  (1.08)
                                                                               ========    ========    ========
Weighted average basic shares outstanding  . . . . . . . . . . . . . . . . .     10,025      11,137       8,032
                                                                               ========    ========    ========
Weighted average diluted shares outstanding  . . . . . . . . . . . . . . . .     10,691      11,143       8,032
                                                                               ========    ========    ========
Dividends declared per common share  . . . . . . . . . . . . . . . . . . . .   $   0.96    $      -    $      -
                                                                               ========    ========    ========

                See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                 CONVERTIBLE               ADDITIONAL
                                                                                  PREFERRED      COMMON      PAID-IN    ACCUMULATED
                                                                                    STOCK        STOCK       CAPITAL      DEFICIT
                                                                                ------------   ---------- ------------ ------------
BALANCE, JANUARY 1, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ -           $81      $120,907     $(32,804)
Proceeds from preferred stock issuance, net of costs of $1,323 . . . . . . . .        43             -        28,635            -
Exercise of stock options, 3,750 shares  . . . . . . . . . . . . . . . . . . . .       -             -             8            -
Issuance of additional notes receivable from founders  . . . . . . . . . . . .         -             -             -            -
Warrants issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -             -           350            -
Common stock repurchased 673,400 shares  . . . . . . . . . . . . . . . . . . .         -            (6)       (1,871)           -
Interest accrued on notes receivable from founders, net of payments  . . . . .         -             -             -            -
Change in fair value of restricted stock awards underlying forgivable notes. . .       -             -          (442)           -
Dividends on preferred stock ($0.37 per share) . . . . . . . . . . . . . . . . .       -             -             -       (1,606)

   Comprehensive income (loss)
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                             (7,092)
         Other comprehensive income-change in unrealized gain (loss)
            on available-for-sale securities . . . . . . . . . . . . . . . . .                                                  -
                Total comprehensive income (loss)  . . . . . . . . . . . . . .                                             (7,092)

BALANCE, DECEMBER 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .        43            75       147,587      (41,502)
Exercise of stock options, 10,000 shares . . . . . . . . . . . . . . . . . . .         -             -            24            -
Common stock repurchased, 1,376,766 shares . . . . . . . . . . . . . . . . . .         -           (14)       (5,704)           -
Change in fair value of restricted stock awards underlying forgivable notes. . .       -             -            90            -
Dividends on preferred stock ($0.49 per share) . . . . . . . . . . . . . . . .         -             -             -       (2,100)
                                                                                     ---           ---      --------     ---------
   Comprehensive income
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                 5,626
         Other comprehensive income-change in unrealized gain
            on available-for-sale securities . . . . . . . . . . . . . . . . . .                                                -
                Total comprehensive income . . . . . . . . . . . . . . . . . .                                              5,626
                                                                                                                         ---------
BALANCE, DECEMBER 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .      43            61       141,997      (37,976)
Common stock repurchased, 115,147 shares . . . . . . . . . . . . . . . . . . .         -            (1)         (653)           -
Return of common stock underlying founders' notes receivable,
   289,332 shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)       (4,337)            -            -
Forgiveness of founders' notes receivable  . . . . . . . . . . . . . . . . . .         -             -             -            -
Payment of founders' notes receivable  . . . . . . . . . . . . . . . . . . . .         -             -             -            -
Exercise of stock options, 113,250 shares  . . . . . . . . . . . . . . . . . .         -         1 853             -            -
Dividends on common stock ($0.96 per share)  . . . . . . . . . . . . . . . . .         -             -             -       (5,194)
Dividends on preferred stock ($1.08 per share) . . . . . . . . . . . . . . . .         -             -             -       (5,025)

   Comprehensive income
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                             32,308
         Other comprehensive income. . . . . . . . . . . . . . . . . . . . . .                                                  -
                Total comprehensive income . . . . . . . . . . . . . . . . . .                                             32,308
                                                                                                                         ---------
BALANCE, DECEMBER 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .       $43          $ 58      $137,860     $(15,887)
                                                                                     ===           ===      ========     =========


                                                                                   ACCUMULATED
                                                                                      OTHER                              TOTAL
                                                                                     COMPRE-             NOTES           STOCK-
                                                                                     HENSIVE           RECEIVABLE       HOLDERS'
                                                                                  INCOME (LOSS)       FROM FOUNDERS      EQUITY
                                                                                 ---------------    ----------------  -----------
BALANCE, JANUARY 1, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      -             $(6,337)        $ 81,847
Proceeds from preferred stock issuance, net of costs of $1,323 . . . . . . . .            -                   -           28,678
Exercise of stock options, 3,750 shares  . . . . . . . . . . . . . . . . . . .            -                   -                8
Issuance of additional notes receivable from founders  . . . . . . . . . . . .            -                 (70)             (70)
Warrants issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                   -              350
Common stock repurchased 673,400 shares  . . . . . . . . . . . . . . . . . . .            -                   -           (1,877)
Interest accrued on notes receivable from founders, net of payments  . . . . .            -                (319)            (319)
Change in fair value of restricted stock awards underlying forgivable notes. .            -                 442                -
Dividends on preferred stock ($0.37 per share) . . . . . . . . . . . . . . . .            -                   -           (1,606)

   Comprehensive income (loss)
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                               (7,092)
         Other comprehensive income-change in unrealized gain (loss)
            on available-for-sale securities . . . . . . . . . . . . . . . . .          242                                  242
                                                                                   --------                             --------
                Total comprehensive income (loss)  . . . . . . . . . . . . . .          242                               (6,850)

BALANCE, DECEMBER 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .          242              (6,284)         100,161
Exercise of stock options, 10,000 shares . . . . . . . . . . . . . . . . . . .            -                   -               24
Common stock repurchased, 1,376,766 shares . . . . . . . . . . . . . . . . . .            -                   -           (5,718)
Change in fair value of restricted stock awards underlying forgivable notes. .            -                 (90)               -
Dividends on preferred stock ($0.49 per share) . . . . . . . . . . . . . . . .            -                   -           (2,100)
                                                                                   --------                             --------
   Comprehensive income
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                                5,626
         Other comprehensive income-change in unrealized gain
            on available-for-sale securities . . . . . . . . . . . . . . . . .        9,926                                9,926
                Total comprehensive income . . . . . . . . . . . . . . . . . .        9,926                               15,552
                                                                                   --------                             --------
BALANCE, DECEMBER 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .       10,168              (6,374)         107,919
Common stock repurchased, 115,147 shares . . . . . . . . . . . . . . . . . . .            -                   -             (654)
Return of common stock underlying founders' notes receivable,
   289,332 shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               4,340                -
Forgiveness of founders' notes receivable  . . . . . . . . . . . . . . . . . .            -                 139              139
Payment of founders' notes receivable  . . . . . . . . . . . . . . . . . . . .            -                 641              641
Exercise of stock options, 113,250 shares  . . . . . . . . . . . . . . . . . .            -                   -              854
Dividends on common stock ($0.96 per share)  . . . . . . . . . . . . . . . . .            -                   -           (5,194)
Dividends on preferred stock ($1.08 per share) . . . . . . . . . . . . . . . .            -                   -           (5,025)

   Comprehensive income
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                               32,308
         Other comprehensive income. . . . . . . . . . . . . . . . . . . . . .         (991)                                (991)
                Total comprehensive income . . . . . . . . . . . . . . . . . .         (991)                              31,317
                                                                                   --------                             --------
BALANCE, DECEMBER 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .     $  9,177             $(1,254)        $129,997
                                                                                   ========                             ========

                 See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                             ----------------------------------
                                                                                2001         2000        1999
                                                                             ----------   ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  32,308     $ 5,626    $ (7,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Cumulative effect of change in accounting principle . . . . . . .          1,706           -           -
      Amortization of premiums on mortgage assets . . . . . . . . . . .          3,208       4,944       8,088
      Amortization of mortgage servicing rights . . . . . . . . . . . .          2,131           -           -
      Amortization of deferred debt costs . . . . . . . . . . . . . . .          1,022       1,141       2,271
      Forgiveness of founders' promissory notes . . . . . . . . . . . .            139           -           -
      Provision for credit losses . . . . . . . . . . . . . . . . . . .          3,773       5,449      22,078
      Net change in mortgage loans held for sale  . . . . . . . . . . .        (98,867)          -       4,932
      Equity in net income of NFI Holding Corporation . . . . . . . . .              -      (1,123)        (88)
      Losses (gains) on derivative instruments and sales of
        mortgage assets . . . . . . . . . . . . . . . . . . . . . . . .        (34,616)        826        (351)
      Changes in:
        Accrued interest receivable . . . . . . . . . . . . . . . . . .          3,817       3,301       5,156
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .        (28,187)       (814)         73
        Other liabilities . . . . . . . . . . . . . . . . . . . . . . .          1,325       1,869        (300)
                                                                              --------     -------     -------
          Net cash provided by (used in) operating activities . . . . .        (52,670)     21,219      34,767

CASH FLOWS FROM INVESTING ACTIVITIES:
   Mortgage loan repayments-held-in-portfolio . . . . . . . . . . . . .        125,198     201,880     260,109
   Proceeds from paydowns on available-for-sale securities  . . . . . .         28,484       3,653         882
   Sales of available-for-sale securities . . . . . . . . . . . . . . .         31,632           -           -
   Sales of assets acquired through foreclosure . . . . . . . . . . . .         20,466      35,263      24,228
   Net assets acquired in acquisition of common stock of
      NFI Holding Corporation . . . . . . . . . . . . . . . . . . . . .            872           -           -
   Payment on founders' promissory notes  . . . . . . . . . . . . . . .            641           -           -
   Net change in advances to and investment in
      NFI Holding Corporation . . . . . . . . . . . . . . . . . . . . .              -     (48,526)    (15,127)
                                                                              --------     -------     -------
          Net cash provided by investing activities . . . . . . . . . .        204,207     192,270     270,092

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on asset-backed bonds . . . . . . . . . . . . . . . . . . .       (139,411)   (230,572)   (307,318)
   Change in short-term borrowings  . . . . . . . . . . . . . . . . . .         81,450      25,000     (18,029)
   Proceeds from issuance of capital stock and exercise of equity
      instruments, net of offering costs  . . . . . . . . . . . . . . .            854          24      28,686
   Dividends paid on preferred stock  . . . . . . . . . . . . . . . . .         (3,150)     (2,100)     (1,081)
   Dividends paid on common stock . . . . . . . . . . . . . . . . . . .         (2,836)          -      (2,845)
   Common stock repurchases . . . . . . . . . . . . . . . . . . . . . .           (654)     (5,718)     (1,877)
                                                                              --------     -------      -------
          Net cash used in financing activities . . . . . . . . . . . .        (63,747)   (213,366)   (302,464)
                                                                              --------     -------     -------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . .         28,299         123       2,395
Cash and cash equivalents, beginning of year  . . . . . . . . . . . . .          2,518       2,395           -
                                                                              --------     -------     -------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . .       $ 30,817     $ 2,518     $ 2,395
                                                                              ========     =======     =======


                See notes to consolidated financial statements.

                            NOVASTAR FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      FINANCIAL STATEMENT PRESENTATION The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgements of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, amortizing mortgage servicing rights and establishing the fair value of its mortgage securities, derivative instruments, mortgage servicing rights and estimating appropriate accrual rates on mortgage securities. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates. For example, it is possible that credit losses or prepayments could rise to levels that would adversely affect profitability if those levels were sustained for more than brief periods.

      The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated during consolidation.

      The Company purchased 100% of the common stock of NFI Holding Corporation on January 1, 2001 (see Note 9). Prior to this date, the Company owned 100% of the nonvoting preferred stock of NFI Holding Corporation, for which it received 99% of any dividends paid by NFI Holding Corporation. The founders of the Company owned 100% of the common stock of NFI Holding Corporation. The consolidated financial statements as of December 31, 2001, and for the year then ended, include the accounts of NFI Holding Corporation with significant intercompany account and transactions eliminated in consolidation. Prior to January 1, 2001, the Company accounted for its investment in NFI Holding Corporation using the equity method.

      CASH AND CASH EQUIVALENTS The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents.

      MORTGAGE LOANS Mortgage loans include loans originated and acquired in bulk pools from other originators and securities dealers. Mortgage loans are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loans held-for-sale are carried at the lower of cost or market. Loan origination fees and associated direct costs are deferred and recognized over the life of the loan as an adjustment to yield using a method that approximates the interest method. Amortization includes the effect of prepayments.

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

      The Company maintains an allowance for credit losses inherent in the portfolio at the balance sheet date. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, historical credit losses, Company purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off.

      MORTGAGE SECURITIES The Company classifies all of its mortgage securities as available-for-sale and, therefore, reports them at their estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recognized using the effective yield method. Premiums are amortized and discounts are accreted as yield adjustments over the estimated lives of the securities using the interest method. Amortization includes the effect of prepayments.

      The fair value of mortgage securities retained by the Company in the securitization of mortgage loans is based on the present value of future expected cash flows to be received. Management's best estimate of key assumptions, including credit losses, prepayment speeds and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

      ASSETS ACQUIRED THROUGH FORECLOSURE Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at time of foreclosure are charged against the allowance for credit losses. Costs related to the development of real estate are capitalized and those related to holding the property are expensed. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income.

      MORTGAGE SERVICING RIGHTS Originated mortgage servicing rights are recorded at cost based upon the relative fair values of the transferred loans and the servicing rights. Mortgage servicing rights are amortized over the expected life of the related loans. Periodically, the Company evaluates the carryingvalue of capitalized mortgage servicing rights based on their estimated fair value. If the estimated fair value is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. The mortgage loans underlying the mortgage servicing rights are pools of homogenous, non-conforming residential loans. For assessment of impairment, the loans are stratified at the time the loans are securitized, which generally coincides with the date of origination of the loans.

      TRANSFERS OF ASSETS The Company uses the financial components approach when accounting for transfers of mortgage loans in whole loan sales, repurchase agreements and securitization transactions. When the Company retains control over transferred mortgage loans, transactions are accounted for as secured borrowings rather than as sales. When the Company sells mortgage loans in securitization transactions, it may retain one or more subordinated bond classes and servicing rights for the loans. The gain on the assets sold depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To determine fair value, the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimate of the key assumptions, including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

      Borrowings under repurchase agreements included in the accompanying consolidated balance sheets represent the principal amount of funds received in the transfer.

      STOCK-BASED COMPENSATION Stock options are accounted for based on the specific terms of the options granted. Options with variable terms, including those options for which the strike price has been adjusted and generally options issued by the Company with dividend equivalent rights, create compensation expense to the extent the market price of the stock exceeds the strike price. No expense is recognized for options with fixed terms.

      INCOME TAXES The Company intends to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. Therefore, the Company, and its qualified REIT subsidiaries, will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of assets and sources of income. Prior to January 1, 2001, a REIT must also distribute at least 95% of its annual taxable income to its stockholders. As a result of a change in IRS Tax Code, beginning January 1, 2001, the Company will be required to distribute 90% of its annual taxable income to its stockholders in order to retain its REIT status. If in any tax year, the Company does not qualify as a REIT, it will be taxed as a corporation and distributions to stockholders will not be deductible in computing taxable income. If the Company fails to qualify as a REIT in any tax year, it will not be permitted to qualify for the succeeding four years. The most significant difference between earnings as presented herein and taxable income relates to provisions made to the allowance for credit losses, which are not deductible for income tax purposes. NFI Holding Corporation has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries.

      Because the Company has paid or will pay dividends in amounts approximating its taxable income or has incurred net operating losses, no provision for income taxes has been provided in the accompanying consolidated financial statements.

      NET EARNINGS (LOSS) PER SHARE Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options and warrants on the Company's common stock have been exercised and the convertible preferred stock is converted, unless the exercise would be anti-dilutive.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND

HEDGING ACTIVITIES." As amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" and SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133," SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a charge to earnings of $1.7 million and an increase in accumulated other comprehensive income of $34,000. The transition adjustments resulted from adjusting the carrying value of certain interest rate cap agreements to their fair value.

      The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on liabilities of the Company adjust frequently, while interest rates on the Company's assets adjust annually, or not at all. The fair value of the Company's derivative instruments along with any margin accounts associated with the contracts are included in other assets. Any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings. For those derivative instruments that do not qualify for hedge accounting, changes in the market value of the instruments are recorded as adjustments to earnings.

      NEW ACCOUNTING PRONOUNCEMENTS During September 2000, the FASB issued SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES-A REPLACEMENT OF FASB STATEMENT NO. 125." Although SFAS No. 140 revised many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Disclosure provisions of SFAS No. 140 were implemented for the 2000 financial statements of the Company. The Company's securitization and resecuritization transactions were subject to the provisions of SFAS No. 140 beginning April 2001.

      During 1999, the FASB issued Emerging Issues Task Force (EITF) No. 99-20, "RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." Effective April 1, 2001, EITF No. 99-20 provides guidance on the recognition of interest income from, and measurement of retained beneficial interests and was effective beginning April 1, 2001. The implementation of EITF 99-20 did not have a material effect on the Company's consolidated financial statements.

      During 2001, the FASB issued EITF D-95, "EFFECT OF PARTICIPATING CONVERTIBLE SECURITIES ON THE COMPUTATION OF BASIC EARNINGS PER SHARE." EITF D-95 requires that participating securities that are convertible into common stock be included in the computation of basic earnings per share. In accordance with the requirements of this standard, earnings per share for all periods presented have been restated to reflect the provisions of EITF D-95.

      During 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 141 requires the purchase method of accounting for business combinations and eliminates the pooling-of-interests method. Business combinations consummated subsequent to June 30, 2001 are to be accounted for under the provisions of the new statement. SFAS No. 142, which is effective for the Company on January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the statement includes provisions for the reclassification of the useful lives of existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and identification of reporting units for the purpose of assessing potential future impairments of goodwill. Implementation of these statements have had no impact on the Company's financial statements.

      During 2001, the FASB also issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" and SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS." These statements are effective on January 1, 2003 and January 1, 2002, respectively. Implementation of these statements is not expected to have a material effect on the company's consolidated financial statements.

      RECLASSIFICATIONS Certain reclassifications of prior years amounts have been made to conform to current year presentation.

NOTE 2.  MORTGAGE LOANS

      Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31 (in thousands):

                                                             2001         2000
                                                           --------     --------

MORTGAGE LOANS-HELD-IN-PORTFOLIO:
  Outstanding principal . . . . . . . . . . . . . . . .   $226,960     $375,872
  Net unamortized premium . . . . . . . . . . . . . . .      4,630        7,745
                                                          --------     --------
  Amortized cost  . . . . . . . . . . . . . . . . . . .    231,590      383,617
  Allowance for credit losses . . . . . . . . . . . . .     (5,557)      (7,690)
                                                          --------     --------
  Mortgage loans-held-in-portfolio  . . . . . . . . . .   $226,033     $375,927
                                                          ========     ========

MORTGAGE LOANS-HELD-FOR-SALE:
  Outstanding principal . . . . . . . . . . . . . . . .   $138,228
  Net unamortized premium . . . . . . . . . . . . . . .      1,453
                                                          --------
  Amortized cost  . . . . . . . . . . . . . . . . . . .    139,681
  Allowance for credit losses . . . . . . . . . . . . .       (154)
                                                          --------
  Mortgage loans-held-for-sale  . . . . . . . . . . . .   $139,527
                                                          ========

      Activity in the allowance for credit losses is as follows for the three years ended December 31, 2001 (in thousands):


                                                               2001       2000       1999
                                                             --------   -------    --------
         Balance, January 1 . . . . . . . . . . . . . . . .  $  7,690   $11,105    $  3,573
         Amount acquired in the purchase of the
             common stock of NFI Holding Corporation  . . .       254         -           -
         Provision for credit losses  . . . . . . . . . . .     3,773     5,449      22,078
         Amounts charged off, net of recoveries . . . . . .    (6,006)   (8,864)    (14,546)
                                                             --------   -------    --------
         Balance, December 31 . . . . . . . . . . . . . . .  $  5,711   $ 7,690    $ 11,105
                                                             ========   =======    ========

      Recoveries were not significant in the three years ended December 31, 2001.

      All mortgage loans serve as collateral for borrowing arrangements discussed in Note 5. The weighted-average interest rate on loans as of December 31, 2001 and 2000 was 9.90% and 11.02%, respectively.

      Collateral for 16%, 14% and 5% of the mortgage loans outstanding as of December 31, 2001 was located in California, Florida and Michigan, respectively. The Company has no other significant concentration of credit risk.

      Details of loan securitization transactions are as follows (in thousands):


                                                           ALLOCATED VALUE OF RETAINED INTERESTS
                                          --------------------------------------------------------------
                                                        MORTGAGE
                                            NET BOND    SERVICING  SUBORDINATED    VALUE OF      GAIN
                                            PROCEEDS     RIGHTS    BOND CLASSES   LOANS SOLD  RECOGNIZED
                                          -----------  ----------  -------------  ----------  ----------
YEAR ENDED DECEMBER 31, 2001
NMFT Series 2001-2 . . . . . . . . . . .  $  785,509     $3,816      $36,942      $  800,033    $12,745
NMFT Series 2001-1 . . . . . . . . . . .     407,372      1,837       22,628         415,067      8,985
                                          ----------     ------      -------      ----------    -------
                                          $1,192,881     $5,653      $59,570      $1,215,100    $21,730
                                          ==========     ======      =======      ==========    =======

YEAR ENDED DECEMBER 31, 2000
NMFT Series 2000-2 . . . . . . . . . . .  $  332,566     $1,416      $20,137      $  347,308    $ 6,811
NMFT Series 2000-1 . . . . . . . . . . .     225,168      1,577       13,233         237,042      2,936
                                          ----------     ------      -------      ----------    -------
                                          $  557,734     $2,993      $33,370      $  584,350    $ 9,747
                                          ==========     ======      =======      ==========    =======

YEAR ENDED DECEMBER 31, 1999
NMFT Series 1999-1 . . . . . . . . . . .  $  159,042     $  766      $ 8,973      $  167,176    $ 1,605
                                          ----------     ------      -------      ----------    -------
                                          $  159,042     $  766      $ 8,973      $  167,176    $ 1,605
                                          ==========     ======      =======      ==========    =======

      In the securitizations, the Company retains interest-only and other subordinated interests in the underlying cash flows and servicing responsibilities. The Company receives annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The investors and securitization trusts have no recourse to the Company's assets for failure of borrowers to pay when due. The value of the Company's interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

      Servicing fees received from the securitization trusts were $4.9 million, $1.6 million and $482,000 for the years ended December 31, 2001, 2000 and 1999, respectively. No purchases of delinquent or foreclosed loans were made on securitizations in which the Company did not maintain control over the mortgage loans transferred during the three years ended December 31, 2001.

      Fair value of the subordinated bond classes at the date of securitization is measured by estimating the net present value of expected cash flows of the loan collateral. Key economic assumptions used to project cash flows at the time of loan securitization during the three years ended December 31, 2001 were as follows:


                                                         MORTGAGE LOAN COLLATERAL FOR
                                                     NOVASTAR MORTGAGE FUNDING TRUST SERIES
                                               -------------------------------------------------
                                               2001-2      2001-1     2000-2    2000-1    1999-1
                                               ------      ------     ------    ------    ------

        Constant prepayment rate . .             28%         28%        28%       27%       30%
        Average life (in years)  . .           2.61        2.54       2.81      2.88      3.05
        Expected total credit losses, net
        of mortgage insurance  . . .            1.2%        1.2%       1.0%      1.0%      2.5%
        Discount rate  . . . . . . .           25.0%       20.0%      15.0%     15.0%     16.5%

NOTE 3.  MORTGAGE SECURITIES-AVAILABLE-FOR-SALE

      Available-for-sale mortgage securities consisted of the Company's investment in the AAA-rated interest-only, prepayment penalty and other subordinated securities that the Company issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value by discounting the expected future cash flow of the collateral and bonds. The amortized cost, unrealized gains and losses and estimated fair value of mortgage securities as of December 31, 2001 and 2000 were as follows (in thousands):


                                                               GROSS UNREALIZED
                                                 AMORTIZED    -----------------    ESTIMATED
                                                    COST       GAINS     LOSSES   FAIR VALUE
                                                 ---------    -------    ------   ----------
        As of December 31,2001 . . . . . . . .    $54,594     $18,695    $1,705    $71,584
        As of December 31,2000 . . . . . . . .     36,483      10,167         -     46,650

      Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of December 31, 2001 to mature in one to five years.

      All mortgage securities owned by the Company are pledged for borrowings as discussed in Note 5.

      On September 26, 2001, the Company securitized interest-only and prepayment penalty securities and issued NovaStar CAPS Certificates Series 2001-C1 in the amount of $29.3 million. A gain of $14.9 million was recognized on this transaction. A subordinated security, valued by the Company at $8.2 million, was retained entitling the Company to receive cash flows of the collateral once the primary bonds are paid.

      As of December 31, 2001, key economic assumptions and the sensitivity of the current fair value of retained interests owned by the Company to immediate adverse changes in those assumptions are as follows, on average for the portfolio (dollars in thousands):


         Carrying amount/fair value of retained interests . . . . . . . . . . . . . . . . . .  $71,584
         Average life (in years)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.9

         PREPAYMENT SPEED ASSUMPTION (CPR)  . . . . . . . . . . . . . . . . . . . . . . . . .       34
           Fair value after a 10% increase  . . . . . . . . . . . . . . . . . . . . . . . . .  $69,218
           Fair value after a 20% increase  . . . . . . . . . . . . . . . . . . . . . . . . .  $67,445

         EXPECTED ANNUAL CREDIT LOSSES (PERCENT OF CURRENT COLLATERAL BALANCE)  . . . . . . .      1.4
           Fair value after a 10% increase  . . . . . . . . . . . . . . . . . . . . . . . . .  $70,477
           Fair value after a 20% increase  . . . . . . . . . . . . . . . . . . . . . . . . .   69,370

         RESIDUAL CASH FLOWS DISCOUNT RATE (%)  . . . . . . . . . . . . . . . . . . . . . . .       25
           Fair value after a 200 basis point increase  . . . . . . . . . . . . . . . . . . .  $69,347
           Fair value after a 400 basis point increase  . . . . . . . . . . . . . . . . . . .  $67,041

         MARKET INTEREST RATES
           Fair value after a 50 basis point increase . . . . . . . . . . . . . . . . . . . .  $60,987
           Fair value after a 100 basis point increase  . . . . . . . . . . . . . . . . . . .  $50,460

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

      Actual and projected static pool credit losses in retained interests are as follows:


          CREDIT LOSSES (PERCENT OF ORIGINAL PRINCIPAL BALANCE)                                    2001
          ----------------------------------------------------                                    -----
          Projected as of December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . .     0.56%
          Projected as of December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . .     0.32
          Actual as of December 31, 2001  . . . . . . . . . . . . . . . . . . . . . . . . . .     0.03

      Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

      The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (in thousands):


                                                                            DECEMBER 31,
                                          ---------------------------------------------------------------------------
                                                                       PRINCIPAL AMOUNT OF       NET CREDIT LOSSES
                                           TOTAL PRINCIPAL AMOUNT        LOANS 30 DAYS OR      DURING THE YEAR ENDED
                                                 OF LOANS (A)              MORE PAST DUE           DECEMBER 31
                                          --------------------------  ----------------------- -----------------------
                                             2001           2000         2001        2000        2001          2000
                                          ----------    ----------    --------    --------    --------       --------
Loans securitized . . . . . . . . .       $1,629,668    $  654,049    $ 91,268    $ 31,689    $  1,968       $  1,185
Loans held for sale . . . . . . . .          131,639        82,173      17,102       1,588        565          1,555
Loans held in portfolio . . . . . .          233,141       376,393      41,291      68,771      5,811         11,109
                                          ----------    ----------    --------    --------    --------       --------
Total loans managed or
Securitized . . . . . . . . . . . .       $1,994,448    $1,112,615    $149,661    $102,048    $ 8,344        $13,849
                                          ==========    ==========    ========    ========    ========       =======

-----------------------
(A) Includes assets acquired through foreclosure.

NOTE 4.  MORTGAGE SERVICING

      As discussed in Note 2, the Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity during 2001 (in thousands).


                                                                                                 2001
                                                                                               -------
         Balance, January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
         Amount acquired in purchase of common stock of NFI Holding
          Corporation, net of accumulated amortization of $2,968  . . . . . . . . . . . . . .    2,922
         Amount capitalized in connection with transfer of loans to securitization trusts . .    5,654
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,131)
                                                                                               -------
         Balance, December 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,445
                                                                                               =======

      The estimated fair value of the servicing assets aggregated $6.6 million at December 31, 2001. The fair value is estimated by either discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates or obtaining third-party bids. The fair value as of December 31, 2001 was determined utilizing a 25% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 1.3% and an annual prepayment rate of 35%.

NOTE 5.  BORROWINGS

      ASSET-BACKED BONDS (ABB) The Company also issued ABB secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held in portfolio as collateral are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35% of their original amounts for issue 1997-1 and 25% on 1997-2, 1998-1 and 1998-2.

      Following is a summary of outstanding ABB and related loans (dollars in thousands):


                                                                                                MORTGAGE LOANS
                                                                                     --------------------------------------
                                                                                                                  ESTIMATED
                                                             ASSET-BACKED BONDS                                   WEIGHTED
                                                           ----------------------                      WEIGHTED   AVERAGE
                                                           REMAINING     INTEREST       REMAINING      AVERAGE    MONTHS
                                                           PRINCIPAL       RATE       PRINCIPAL (A)     COUPON    TO CALL
                                                           ---------     --------     -------------    --------   ---------
AS OF DECEMBER 31, 2001:
NovaStar Home Equity Series:
  Issue 1997-1 . . . . . . . . . . . . . . . . . . . .     $ 29,942        2.41%        $ 33,035        10.90%        -
  Issue 1997-2 . . . . . . . . . . . . . . . . . . . .       30,629        2.44           33,525        10.79         -
  Issue 1998-1 . . . . . . . . . . . . . . . . . . . .       59,751        2.33           68,326        10.45         -
  Issue 1998-2 . . . . . . . . . . . . . . . . . . . .       98,790        2.31          104,855        10.18         9
  Unamortized debt issuance costs, net . . . . . . . .          (64)
                                                           --------
                                                           $219,048
                                                           ========

AS OF DECEMBER 31, 2000:
NovaStar Home Equity Series:
  Issue 1997-1 . . . . . . . . . . . . . . . . . . . .     $ 48,121        7.13%        $ 52,910        11.80%        -
  Issue 1997-2 . . . . . . . . . . . . . . . . . . . .       51,114        6.91           55,736        11.55         1
  Issue 1998-1 . . . . . . . . . . . . . . . . . . . .      105,780        6.92          117,121        11.03        11
  Issue 1998-2 . . . . . . . . . . . . . . . . . . . .      153,508        6.86          163,039        10.57        23
  Unamortized debt issuance costs, net . . . . . . . .       (1,086)
                                                           --------
                                                           $357,437
                                                           ========

----------------------
(A)    Includes assets acquired through foreclosure.

      SHORT-TERM BORROWINGS The following table summarizes the Company's short-term borrowings as of December 31, 2001 and 2000 (dollars in thousands):


                                                                                       WEIGHTED              AVERAGE DAILY
                                                            MAXIMUM                    DAYS TO                  BALANCE
                                                           BORROWING       AVERAGE     RESET OR                DURING THE
                                                           CAPACITY         RATE       MATURITY    BALANCE        YEAR
                                                          ----------      --------    ----------  ---------  --------------
DECEMBER 31, 2001
REPURCHASE AGREEMENTS (INDEXED TO ONE-MONTH LIBOR):
  Agreement expiring October 29, 2002 . . . . . . .        $300,000        2.88%         10       $ 19,989
  Agreement expiring October 22, 2002 . . . . . . .         200,000           -           -              -
  Agreement expiring July 30, 2002  . . . . . . . .         200,000           -           -              -
  Agreement expiring October 22, 2002 . . . . . . .          50,000        2.37          29         40,000
  Agreement expiring July 30, 2002  . . . . . . . .          50,000        2.54          10         22,000
  Agreement expiring October 29, 2002 . . . . . . .          25,000           -           -              -
                                                           --------                               --------
     Total repurchase agreements  . . . . . . . . .         825,000                                 81,989     $129,034
WAREHOUSE AGREEMENTS:
  Agreement expiring October 29, 2002
     (indexed to Federal funds rate)  . . . . . . .          75,000        3.32        Demand       46,111
  Agreement expiring February 19, 2002
     (indexed to one-month LIBOR) . . . . . . . . .          60,000        3.47        Demand       15,250
                                                           --------                               --------
     Total warehouse lines of credit  . . . . . . .         135,000                                 61,361       50,448
                                                           --------                               --------     --------
        Total short-term borrowings . . . . . . . .        $960,000                               $143,350     $179,482
                                                           ========                               ========     ========

DECEMBER 31, 2000
  Repurchase agreement
     expiring December 17, 2001 . . . . . . . . . .        $ 25,000        7.71          10       $ 25,000      $ 9,172
                                                           ========                               ========     ========

      The Company's mortgage loans and securities are pledged as collateral on borrowings. All short-term financing arrangements require the Company to maintain minimum tangible net worth, meet a minimum equity ratio test and comply with other customary debt covenants. The Company complies with all debt covenants.

NOTE 6.  DERIVATIVE INSTRUMENTS AND HEDGE ACTIVITY

      The Company's objective and strategy for using derivative instruments is to mitigate the risk of increased costs on its variable rate liabilities during a period of rising rates. The Company's primary goals for managing interest rate risk are to maintain the net interest margin between its assets and liabilities and diminish the effect of changes in general interest rate levels on the market value of the Company.

      The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interestrate caps are contracts in which the Company pays either an up front premium or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds and borrowings under its warehouse, mortgage loan and mortgage security repurchase agreements as discussed in Note 5.

      All of the Company's derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. The Company does have some derivative instruments that do not meet the requirements for hedge accounting as of December 31, 2001. However, they contribute to the Company's overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings used to fund loans held for sale. The following tables present derivative instruments as of December 31, 2001 (dollars in thousands):


                                                                                                   MAXIMUM
                                                                         NOTIONAL                  DAYS TO
                                                                          AMOUNT    FAIR VALUE    MATURITY
     AS OF DECEMBER 31, 2001:
        Cash flow hedge derivative instruments . . . . . . . . . . .     $335,000    $(8,044)         839
        Non-hedge derivative instruments . . . . . . . . . . . . . .      595,000     (1,804)       1,090
                                                                         --------    -------
           Total derivative instruments  . . . . . . . . . . . . . .     $930,000    $(9,848)
                                                                         ========    =======

      During the three years ended December 31, 2001, the Company recognized $2,278,000, $4,000 and $2,254,000, respectively, in net expense on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense, financing on mortgage loans. The 2001 net expense on derivative instruments is made up of the following components (in thousands):


        Cash flow hedge ineffectiveness . . . . . . . . . . . . . . . . . . . . . . . . .  $  (243)
        Net settlement costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,087)
        Other amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52
                                                                                           -------
            Total net expense on cash flow hedges . . . . . . . . . . . . . . . . . . . .  $(2,278)
                                                                                           =======

      The net amount included in other comprehensive income expected to be reclassified into earnings within the next twelve months is a charge to earnings of approximately $6.9 million.

      Information regarding the Company's financial instruments with off-balance-sheet risk as of December 31, 2000 is as follows (dollars in thousands):


                                                                       UNREALIZED        WEIGHTED    WEIGHTED
                                                       NATIONAL     -----------------     DAYS TO     AVERAGE
                                                         VALUE      GAINS      LOSSES    MATURITY    CAP RATE
                                                       --------     -----      ------    --------    --------
Interest rate cap agreements . . . . . . . . . . . .   $340,000     $   -      $1,349       400        6.76%
                                                       ========     =====      =====

      The Company's derivative instruments involve, to varying degrees, elements of credit and market risk in addition to the amount recognized in the consolidated financial statements.

      CREDIT RISK The Company's exposure to credit risk on derivative instruments is limited to the cost of replacing contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and thorough legal scrutiny of agreements. Before engaging in negotiated derivative transactions with any counterparty, the Company has in place fully executed written agreements. Agreements with counterparties also call for full two-way netting of payments. Under these agreements, on each payment exchange date all gains and losses of counterparties are netted into a single amount, limiting exposure to the counterparty to any net positive value.

      MARKET RISK The potential for financial loss due to adverse changes in market interest rates is a function of the sensitivity of each position to changes in interest rates, the degree to which each position can affect future earnings under adverse market conditions, the source and nature of funding for the position, and the net effect due to offsetting positions. The derivative instruments utilized leave the Company in a market position that is designed to be a better position than if the derivative instrument had not been used in interest rate risk management.

      OTHER RISK CONSIDERATIONS The Company is cognizant of the risks involved with derivative instruments and has policies and procedures in place to mitigate risk associated with the use of derivative instruments in ways appropriate to its business activities, considering its risk profile as a limited end-user.

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands).


                                                                 2001                       2000
                                                      -------------------------   -----------------------
                                                       CARRYING                   CARRYING
                                                        VALUE       FAIR VALUE      VALUE      FAIR VALUE
                                                      -----------  ------------   ----------  -----------
Financial assets:
   Mortgage loans:
      Held-in-portfolio . . . . . . . . . . . . .      $226,033      $227,071      $375,927     $371,904
      Held-for-sale . . . . . . . . . . . . . . .       139,527       143,009             -            -
   Mortgage securities-available-for-sale . . . .        71,584        71,584        46,650       46,650
   Mortgage servicing rights. . . . . . . . . . .         6,445         6,647             -            -

Financial liabilities:
   Borrowings:
      Asset-backed bonds  . . . . . . . . . . . .       219,048       218,131       357,437      357,646
      Short-term  . . . . . . . . . . . . . . . .       143,350       143,350        25,000       25,000
Derivative financial instruments  . . . . . . . .        (9,848)       (9,848)        1,510          161

      The fair value of mortgage assets, of derivative instruments and borrowings is estimated by discounting projected future cash flows at appropriate rates. Expected prepayments are used in estimating the fair value of mortgage assets. The fair values of cash and cash equivalents and accrued interest receivable and payable approximates their carrying value.

NOTE 8.  STOCKHOLDERS'EQUITY

      On March 29, 1999, the Company completed a private placement of preferred stock by issuing 4,285,714 shares of class B, 7% cumulative convertible preferred stock for $7 per share and received net proceeds of $28.7 million. The preferred stock pays a dividend equal to the greater of 7% or the dividend rate paid on common stock. On or after January 31, 2002, the Company can notify holders of the preferred stock of its intent to redeem the preferred stock at $7 per share. The holders have the option to convert each preferred share into one share of common stock within 30 days of the date of the Company's redemption notice.

      As of December 31, 2001, the Company has 1,162,731 warrants outstanding for the purchase of Company common stock. The exercise price on 350,000 of the warrants is $6.94 and expire in 2002. Warrants of 812,731 expiring in 2003 have an exercise price of $4.56. These warrants were issued in connection with the execution of short-term financing arrangements in 1998 and 1999, which have matured.

      The Company's Board of Directors has approved the purchase of up to $9,000,000 of the Company's common stock. During the year ended December 31, 2001 and 2000, 115,147 and 1,376,766 shares, respectively, were purchased. The aggregate purchase price for these shares was $654,000 and $5,718,000, respectively. The purchased shares have been returned to the Company's authorized but unissued shares of common stock. All common stock purchases are charged against additional paid-in capital.

      Accumulated other comprehensive income includes revenues, expenses, gains and losses that are not included in net income. Following is a rollforward of accumulated other comprehensive income for the three years ended December 31, 2001 (in thousands).


                                                                     2001
                                                   ------------------------------------------
                                                                    DERIVATIVE                    AVAILABLE-FOR-SALE
                                                   AVAILABLE-      INSTRUMENTS                        SECURITIES
                                                   FOR-SALE     USED IN CASH FLOW                --------------------
                                                   SECURITIES         HEDGES          TOTAL        2000         1999
                                                   ----------   -----------------   ---------    --------      ------
    Balance, January 1 . . . . . . . . . . . . .    $ 10,168         $     -        $ 10,168     $   242        $   -
    Change in unrealized gain (loss) . . . . . .      21,768          (9,882)         11,886       9,926          242
    Implementation of SFAS No. 133 . . . . . . .           -              34              34           -            -
    Net settlements reclassified to earnings . .           -           2,087           2,087           -            -
    Realized gain reclassified to earnings . . .     (14,946)              -         (14,946)          -            -
    Other amortization . . . . . . . . . . . . .           -             (52)            (52)          -            -
                                                    --------         --------       ---------    -------        -----

    Other comprehensive income (loss). . . . . .                                        (991)      9,926          242
                                                                                    ---------    -------        -----
    Balance, December 31 . . . . . . . . . . . .    $ 16,990         $(7,813)        $  9,177    $10,168        $ 242
                                                    ========         ========       =========    =======        =====

NOTE 9.  TRANSACTIONS WITH FOUNDERS

      In connection with the initial formation and capitalization of the Company, the two founders acquired 216,666 shares of common stock along with warrants to acquire 216,666 additional shares in exchange for non-recourse forgivable promissory notes. Pursuant to the terms of the agreements, the notes were to be forgiven if certain incentive targets were met. The targets were met in 1997, and notes related to 72,222 shares were forgiven. The incentive targets were not met in 1998, 1999, or 2000 and, accordingly, no debt forgiveness occurred in those years. For accounting purposes, the arrangement has been accounted for as a restricted stock award, and the notes receivable included in the accompanying consolidated balance sheets have been adjusted to an amount equal to the fair value of the remaining unearned shares at each balance sheet date. The Company added $260,000 of accrued interest recognized in 1997 on these notes from the founders to the principal of new notes. The warrants were not exercised and expired in 2001.

      During 1998, the founders exercised options to acquire 289,332 shares of common stock in exchange for nonrecourse promissory notes aggregating $4,340,000.

      The Company advanced $584,000 to the founders for the payment of their personal tax liability arising from the 1997 forgiveness referred to above and advanced $70,000 in order for the founders to inject capital into NFI Holding Corporation in 1999. Additionally, accrued interest balances related to the borrowings above aggregated $579,000 at December 31, 2000 and December 31, 1999.

      No interest was recorded or received by the Company during 2001 and 2000 relating to the above notes. Interest income recorded by the Company related to the notes aggregated $496,000 in 1999. Interest paid by the founders aggregated $177,000 in 1999.

      On January 1, 2001, the Company and its founders entered into a series of transactions, which resulted in a significant modification of the transactions described above. The founders returned the 289,332 shares of common stock acquired in 1998 and the Company cancelled the related non-recourse debt. Additionally, the Company purchased the voting common stock of NFI Holding Corporation from the founders for $370,000. The number of common shares purchased from the founders was 1,000 at a $0.01 par value. This business combination was treated under the purchase accounting method. As a result of this purchase, NFI Holding Corporation became a wholly-owned subsidiary of the Company on January 1, 2001. The Company also repurchased the 72,222 shares acquired by the founders in 1997, paying $271,000.

      The founders used the $641,000 received from the sale of NFI Holding Corporation and Company common stock to repay a portion of their obligations described above. The remaining obligations, aggregating $1,393,000 have been rewritten into new non-recourse, non interest-bearing promissory notes. Those notes will be forgiven and charged to expense in equal installments over 10 years as long as the Company employs the founders on December 31st of each year. The notes will be forgiven in full in the event of a change in control. During the year ended December 31, 2001, the Company recognized $139,000 in compensation expense related to these notes. The founders have each pledged 72,222 shares of common stock as collateral for these loans. The activity on January 1, 2001 can be summarized as follows (in thousands):


       Balance of forgivable notes, December 31, 2000 . . . . . . . . . . . . . .  $ 6,374
       Cash received from founders  . . . . . . . . . . . . . . . . . . . . . . .     (641)
       Return of shares subject to non-recourse notes . . . . . . . . . . . . . .   (4,340)
                                                                                   -------
       Balance of forgivable notes, January 1, 2001 . . . . . . . . . . . . . . .  $ 1,393
                                                                                   =======

      Following is a summary of the Company's consolidated operating results for the year ended December 31, 2001 and unaudited pro forma results for the year ended December 31, 2000 as though the acquisition of the common stock of NFI Holding Corporation had occurred at the beginning of those periods:


                                                                                                          PRO FORMA
                                                                                                 2001        2000
                                                                                               -------      -------
Interest income:
   Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $46,363      $57,864
   Mortgage securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,706        2,951
                                                                                               -------      -------
Total interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      58,069       60,815
Interest expense:
   Financing for mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,677       41,987
   Financing for mortgage securities . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,911          920
                                                                                               -------      -------
Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,588       42,907
                                                                                               -------      -------
Net interest income before provision for credit losses . . . . . . . . . . . . . . . . . .      29,481       17,908
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,773)      (5,623)
                                                                                               -------      -------
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,708       12,285
Gain on derivative instruments and sales of mortgage assets. . . . . . . . . . . . . . . .      34,616       13,967
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,142        9,908
Prepayment penalty income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         790        1,776
Premiums for mortgage loan insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,655)      (1,272)
Other income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,856        1,677
General and administrative expenses:
   Compensation and benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,226       17,184
   Travel and public relations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,807        3,265
   Office administration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,638        6,438
   Professional and outside services . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,044        2,200
   Loan expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,964        1,851
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,764        1,777
                                                                                               -------      -------
   Total general and administrative expenses . . . . . . . . . . . . . . . . . . . . . . .      49,443       32,715
                                                                                               -------      -------
Income (loss) before cumulative effect of a change in accounting principle . . . . . . . .      34,014        5,626
Cumulative effect of a change in accounting principle. . . . . . . . . . . . . . . . . . .      (1,706)           -
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,308        5,626
Dividends on preferred shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,025)      (2,100)
                                                                                               -------      -------
Net income (loss) available to common shareholders . . . . . . . . . . . . . . . . . . . .     $27,283      $ 3,526
                                                                                               =======      =======
Basic earnings (loss) per share-before cumulative effect of a
   change in accounting principle. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3.38      $  0.51
Basic loss per share due to the cumulative effect of a change in accounting principle          $ (0.16)     $     -
                                                                                               -------      -------
Basic earnings (loss) per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3.22      $  0.51
                                                                                               =======      =======
Diluted earnings (loss) per share-before cumulative effect of a
   change in accounting principle. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3.18      $  0.50
Diluted loss per share due to the cumulative effect of a change in accounting principle        $ (0.16)     $     -
                                                                                               -------      -------
Diluted earnings (loss) per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3.02      $ 0.50
                                                                                               =======      =======

NOTE 10.  STOCK OPTION PLAN

      The Company's 1996 Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards, and dividend equivalent rights (DERs). ISOs may be granted to the officers and employees of the Company. NQSOs and awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for issuance is equal to 10 % of the Company's outstanding common stock. Unless previously terminated by the Board of Directors, the Plan will terminate on September 1, 2006.

      All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options vest over four years and expire ten years after the date of grant. The following table summarizes option activity under the 1996 Plan for 2001, 2000 and 1999, respectively:


                                                   2001                     2000                 1999
                                                        WEIGHTED                 WEIGHTED               WEIGHTED
                                                         AVERAGE                 AVERAGE                 AVERAGE
                                             SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
Outstanding at the
   beginning of year  . . . . . . . .       541,910      $ 7.63      357,720     $10.16      384,060     $13.37
Granted . . . . . . . . . . . . . . .       112,000       13.44      249,500       3.74      119,000       6.94
Exercised . . . . . . . . . . . . . .      (113,250)       5.60      (10,000)      1.26       (3,750)      1.67
Canceled  . . . . . . . . . . . . . .        (1,740)      18.00      (55,310)      7.57     (141,590)     16.39
                                           ---------                 --------               --------
Outstanding at the
   end of year. . . . . . . . . . . .       538,920      $ 9.23      541,910     $ 7.63      357,720     $10.16
                                           ========      ======      ========    ======     =========     ======
Exercisable at the
   end of year. . . . . . . . . . . .       203,045      $12.37      184,745     $11.63      141,890     $11.10
                                           ========      ======      ========    ======     =========     ======
Compensation expense
   relating to variable awards. . . .      $    704
                                           ========

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

      Certain options granted during 2001, 2000 and 1999 were granted with DERs. In December 2001, the Company's Board of Directors approved that substantially all outstanding stock options and future stock option grants have DERs attached to them. Under the terms of the DERs, a recipient is entitled to receive additional shares of stock upon the exercise of options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend date. The accrued DERs convert to shares based on the stock's fair value on the dividend declaration date. Certain of the options exercised in 2001, 2000 and 1999 had DERs attached to them when issued. As a result of these exercises, an additional 889, 838 and 104 shares of common stock were issued in 2001, 2000 and 1999, respectively. As discussed in Note 9, the Company's two founders exercised options to acquire 289,332 shares of common stock in 1998, which were returned to the Company January 1, 2001.

      The following table presents information on stock options outstanding as of December 31, 2001:


                                                             OUTSTANDING                          EXERCISABLE
                                                              WEIGHTED                      ----------------------
                                                               AVERAGE         WEIGHTED                   WEIGHTED
                                                              REMAINING         AVERAGE                   AVERAGE
                                                          CONTRACTUAL LIFE     EXERCISE                   EXERCISE
         EXERCISE PRICE                        QUANTITY        (YEARS)          PRICE       QUANTITY       PRICE
         --------------                        ---------  ----------------    ---------     --------     ---------
   $3.06-$5.88 . . . . . . . . . . . . . . .    228,750         8.93           $ 3.78        34,125        $ 3.91
   $6.38-$8.35 . . . . . . . . . . . . . . .     99,750         6.87             6.76        59,250          6.64
   $15.11-$20.81 . . . . . . . . . . . . . .    210,420         7.81            16.70       109,670         18.10
                                                -------                                     -------
                                                538,920         8.11           $ 9.38       203,045        $12.37
                                                =======         ====           ======       =======        ======

      In accordance with accounting principles generally accepted in the United States of America, the Company has chosen to not record the fair value of stock options at their grant date. If the expense had been recorded the Company's net income (loss) for the three years ended December 31, 2001 would have been $32.0 million, $5.5 million and $(8.8) million. Diluted earnings (loss) per share for the three years ended December 31, 2001 would have been $2.99, $0.49 and $(1.10). The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination:


                                                                                       2001     2000     1999
                                                                                       ----     ----     ----
Weighted average:
Fair value, at date of grant . . . . . . . . . . . . . . . . . . . . . . . .  . . .   $9.54    $2.63    $2.39
Expected life in years. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7        7        7
Annual risk-free interest rate. . . . . . . . . . . . . . . . . . . . . . . . . . .     5.0%     5.1%     6.0%
Volatility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2.3      3.5      4.1
Dividend yield. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5.0%     5.0%     5.0%

NOTE 11.  SEGMENT REPORTING

      The Company manages and operates in four business segments: mortgage portfolio, mortgage lending and servicing, branch operations and branch management. Mortgage portfolio operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off -balance sheet loans (see Note 2). Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Branch management costs include the corporate-level income and costs to support branch operations. The Company's operations were restructured into this decentralized organizational structure beginning January 1, 2001 as branch operations and management became more significant to the overall performance of the Company. Prior to 2001, the Company managed its operations under one industry segment: the origination, servicing and management of non-conforming mortgage loans. As such, it is not practicable to provide segment information for 2000 and 1999. Following is a summary of income and assets by the Company's primary operating units for the year ended December 31, 2001 (in thousands).


                                                           MORTGAGE
                                                            LENDING
                                              MORTGAGE        AND          BRANCH         BRANCH
                                              PORTFOLIO     SERVICING     OPERATIONS     MANAGEMENT      TOTAL
                                              ---------    ----------     ----------     ----------    ---------
   Interest income . . . . . . . . . .        $ 38,306     $  19,678      $     85                     $ 58,069
   Interest expense. . . . . . . . . .          18,970         9,618             -                       28,588
                                              --------     ---------      --------        -------      --------
   Net interest income . . . . . . . .          19,336        10,060            85                       29,481
   Provision for losses. . . . . . . .          (3,608)         (165)            -                       (3,773)
   Fee income. . . . . . . . . . . . .               -         3,453        16,280        $ 3,409        23,142
   Gain on derivative instruments and
     sales of mortgage loans . . . . .          14,745        19,700             -            171        34,616
   Other income (expense). . . . . . .             639          (648)            -              -            (9)
   General and administrative expenses          (3,681)      (26,573)      (16,352)        (2,837)      (49,443)
                                              --------     ---------      --------        -------      --------
   Income before cumulative effect of
     a change in accounting principle           27,431         5,827            13            743        34,014
   Cumulative effect of a change
     in accounting principle . . . . .          (1,385)         (321)            -              -        (1,706)
                                              --------     ---------      --------        -------      --------
   Net income. . . . . . . . . . . . .        $ 26,046     $   5,506      $     13        $   743      $ 32,308
                                              ========     ========       ========        =======      ========

DECEMBER 31, 2001:
Total assets . . . . . . . . . . . . .        $344,676      $152,593      $    826        $14,285      $512,380
                                              ========      ========      ========        =======      ========

      Intersegment revenues and expenses that were eliminated in consolidation were as follows:


                                                                                          2001
                                                                                       ----------
           Amounts paid to mortgage lending and servicing from mortgage portfolio:
              Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,573
              Administrative fees . . . . . . . . . . . . . . . . . . . . . . . . .          704
           Amounts received from mortgage lending and servicing to mortgage portfolio:
              Intercompany interest income. . . . . . . . . . . . . . . . . . . . .       (3,931)
              Guaranty, commitment, loan sale, and securitization fees. . . . . . .       (3,871)

NOTE 12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):


                                                                   2001         2000         1999
                                                                ---------    ---------     --------
   Cash paid for interest . . . . . . . . . . . . . . . . . .   $  28,918    $  34,610     $ 48,397
                                                                =========    =========     ========
   Non-cash items:
     Dividends payable. . . . . . . . . . . . . . . . . . . .   $   4,758    $     525     $    525
                                                                =========    =========     ========
     Securities retained in securitizations . . . . . . . . .   $ (62,577)   $ (33,371)    $      -
                                                                =========    =========     ========
     Issuance of warrants . . . . . . . . . . . . . . . . . .   $       -    $       -     $    350
                                                                =========    =========     ========
     Assets acquired through foreclosure. . . . . . . . . . .   $  20,159    $  34,596     $ 30,966
                                                                =========    =========     ========

      Non-cash activities related to the acquisition of common stock of NFI Holding Corporation on January 1, 2001 were as follows (in thousands):


   Operating activities:
     Increase in mortgage loans held-for-sale . . . . . . . . . . . . . .   $ (81,733)
                                                                            ==========
     Increase in other assets . . . . . . . . . . . . . . . . . . . . . .   $ (11,132)
                                                                            ==========
     Decrease in other liabilities. . . . . . . . . . . . . . . . . . . .   $  (9,422)
                                                                            ==========
   Investing activities:
     Increase in realestate owned . . . . . . . . . . . . . . . . . . . .   $    (892)
                                                                            ==========
   Financing activities:
     Increase in borrowings . . . . . . . . . . . . . . . . . . . . . . .   $  36,900
                                                                            ==========
   Non-cash financing activities related to founders' notes receivable:
     Decrease in founders' notes receivable . . . . . . . . . . . . . . .   $   4,340
                                                                            ==========
     Decrease in additional paid-in capital . . . . . . . . . . . . . . .   $  (4,340)
                                                                            ==========

NOTE 13. COMMITMENTS AND CONTINGENCIES

      The Company makes commitments to borrowers to fund residential mortgage loans. The time between the date a commitment is made and the ultimate funding is short and, therefore, the volume of outstanding commitments at any time is not material.

      The Company leases other office space under various operating lease agreements. Rent expense for 2001, 2000 and 1999, aggregated $1,955,000, $180,000 and $116,000 respectively. Future minimum lease commitments under those leases are as follows (in thousands).

                                                        LEASE
                                                     OBLIGATIONS
                                                     -----------

                 2002 . . . . . . . . . . . . . .      $1,008

                 2003 . . . . . . . . . . . . . .         984

                 2004 . . . . . . . . . . . . . .         868

                 2005 . . . . . . . . . . . . . .         217

                 2006 . . . . . . . . . . . . . .         161

                 Thereafter . . . . . . . . . . .          13

      In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 14. TRANSACTIONS WITH AND CONDENSED FINANCIAL STATEMENTS OF NFI HOLDING CORPORATION AND SUBSIDIARIES

      Under the terms of loan servicing agreements, NovaStar Mortgage, Inc., a wholly-owned subsidiary of NFI Holding Corporation, services loans owned by the Company. Individual agreements have been executed for each pool of loans serving as collateral for the Company's ABB.

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

      Effective April 1, 1999, the Company entered an intercompany loan and guarantee agreement with NovaStar Mortgage. Under the terms of this agreement, NovaStar Mortgage pays interest on amounts it borrows from the Company. As of December 31, 2000, NovaStar Mortgage had $2,729,000 in borrowings from the Company outstanding. Interest on the borrowings accrues at the Federal funds rate plus 1.75%. In addition, NovaStar Mortgage is required to pay guaranty fees in the amount 0.25% of the loans sold by NovaStar Mortgage for which the Company has guaranteed the performance of NovaStar Mortgage.

      Effective July 1, 2000, NovaStar Mortgage entered into intercompany agreements with the Company to recognize the value of the credit enhancement support that the financial position of NovaStar Financial lends to NovaStar Mortgage. These agreements include a loan servicing support fee, a financing commitment fee, a residual purchase commitment, and a guaranty spread fee. In addition, the Company entered into a securitization consulting agreement whereby NovaStar Mortgage pays a fee to the Company for expertise in negotiating and coordinating the securitization transactions executed by NovaStar Mortgage. Fees for these agreements are based on transaction volumes.

      Following is a summary of the fees paid to (received from) NovaStar Mortgage (in thousands):


                                                                                 2000       1999
                                                                                 -----      -----
      Amounts paid to NovaStar Mortgage:
        Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,502    $ 3,886
        Administrative fees . . . . . . . . . . . . . . . . . . . . . . . . .       625      1,258
      Amounts received from NovaStar Mortgage:
        Intercompany interest income. . . . . . . . . . . . . . . . . . . . . .    (395)    (1,113)
        Guaranty, commitment, loan sale and securitization fees . . . . . . . .  (2,711)         -
                                                                                -------    -------
                                                                                $    21    $ 4,031
                                                                                =======    =======

      On January 1, 2001, the Company purchased all of the common stock of NFI Holding Corporation. With this purchase, NFI Holding Corporation became a part of the Company's consolidated financial statements. Accordingly, the above 2001 intercompany fees were eliminated upon consolidation.

      Following are the condensed consolidated balance sheet and statements of income of NFI Holding Corporation as of December 31, 2000 (in thousands):


NFI HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
        ASSETS
          Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,242
          Mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     78,812
          Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,764
                                                                                          --------
             Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 91,818
                                                                                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
           Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $36,900
           Due to NovaStar Financial, Inc . . . . . . . . . . . . . . . . . . . . . . .     37,316
           Accounts payable and other liabilities . . . . . . . . . . . . . . . . . . .      9,421
                                                                                          --------
             Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     83,637
           Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,181
                                                                                          --------
             Total liabilities and stockholders' equity . . . . . . . . . . . . . . . .   $ 91,818
                                                                                          ========

NFI HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                          YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                        2000       1999
                                                                                      --------   ---------
        Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $14,485     $11,473
        Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,211       5,942
                                                                                      -------     -------
            Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .     6,274       5,531
        Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . .       174         860
                                                                                      -------     -------
        Net interest income after provision for credit losses . . . . . . . . . . .     6,100       4,671

        Other income:
            Fees from third parties . . . . . . . . . . . . . . . . . . . . . . . .     9,908         905
            Fees received from, net of paid to, NovaStar
            Financial, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21       4,031
            Net gain on sales of mortgage assets. . . . . . . . . . . . . . . . . .    14,793      11,767
                                                                                      -------     -------
              Total other income. . . . . . . . . . . . . . . . . . . . . . . . . .    24,722      16,703
            General and administrative expenses . . . . . . . . . . . . . . . . . .    29,689      21,285
                                                                                      -------     -------
            Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,133     $    89
                                                                                      =======     =======

NOTE 15.  EARNINGS PER SHARE

      The computations of basic and diluted EPS computations for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands except per share amounts):


                                                                      YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   2001        2000       1999
                                                                 ---------   --------   -------
    NUMERATOR . . . . . . . . . . . . . . . . . . . . . . .      $32,308    $ 5,626    $(8,698)
                                                                  ======     ======    ========
    DENOMINATOR:
    Weighted average common shares outstanding - basic
       Common shares outstanding . . . . . . . . . . . . . .       5,739      6,851      8,032
       Convertible preferred stock . . . . . . . . . . . . .       4,286      4,286          -
                                                                  ------     ------    --------
                                                                  10,025     11,137      8,032
                                                                  ======     ======    ========
    Weighted average common shares outstanding - dilutive
       Stock options . . . . . . . . . . . . . . . . . . . .         189          6          -
       Warrants. . . . . . . . . . . . . . . . . . . . . . .         477          -          -
                                                                  ------     ------    --------
    Weighted average common shares outstanding - dilutive. .      10,691     11,143      8,032
                                                                  ======     ======    ========
    Basic earnings (loss) per share. . . . . . . . . . . . .      $ 3.22     $ 0.51    $ (1.08)
                                                                  ======     ======    ========
    Diluted earnings (loss) per share. . . . . . . . . . . .      $ 3.02     $ 0.50    $ (1.08)
                                                                  ======     ======    ========

      The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for the periods presented, therefore, the effect would be antidilutive:


                                                                                 YEAR ENDED DECEMBER 31,
                                                                               --------------------------
                                                                                2001      2000      1999
                                                                               ------    ------    ------
      Number of stock options and warrants (in thousands) . . . . . . . . .       210     5,706     4,700
      Weighted average exercise price . . . . . . . . . . . . . . . . . . .    $16.33    $ 9.97    $11.21

NOTE 16.  CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Following is condensed consolidated quarterly operating results for the Company (in thousands, except per share amounts):


                                                    2001 QUARTERS                        2000 QUARTERS
                                       ------------------------------------    -----------------------------------
                                        FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND    THIRD    FOURTH
                                       ------    ------   -------    ------    ------    ------    ------   ------
Net interest income . . . . . . . .    $5,574    $6,741   $ 9,404    $7,762    $3,114    $2,835    $2,151   $2,612
Provision for credit losses . . . .       519     1,119     1,134     1,001     1,579     1,213     1,212    1,445
Income before cumulative
   effect of a change in
   accounting principle . . . . . .     4,719     4,188    18,936     6,171     1,212       146     1,978    2,290
Gain (loss) on derivative
   instruments and sales of
   mortgage assets. . . . . . . . .     5,023     9,563    28,548     8,518       (92)       54      (684)    (104)
Cumulative effect of a change in
   accounting principle . . . . . .     1,706         -         -         -         -         -         -        -
Net income. . . . . . . . . . . . .     3,013     4,188    18,936     6,171     1,212       146     1,978    2,290
Dividends on preferred stock. . . .       525       557     2,505     1,438       525       525       525      525
Net income (loss) available to
   common shareholders. . . . . . .     2,488     3,631    16,431     4,733       686      (379)    1,453    1,765
Basic earnings
   (loss) per share -
Before cumulative effect
   of a change In accounting
   principle. . . . . . . . . . . .      0.47      0.42      1.89      0.61      0.09     (0.05)     0.21     0.29
Basic loss per share due
   to cumulative effect of
   a change in accounting
   principle. . . . . . . . . . . .     (0.17)        -         -         -         -         -         -        -
                                       ------    ------   -------    ------    ------    ------    ------   ------
Basic earnings (loss)
   per share. . . . . . . . . . . .      0.30      0.42      1.89      0.61      0.09     (0.05)     0.21     0.29
Diluted earnings (loss)
   per share - before
   cumulative effect of a
   change in accounting principle .      0.47      0.40      1.76      0.56      0.09     (0.05)     0.21     0.29
Diluted loss per share due to
   cumulative effect of a
   change in accounting principle .     (0.17)        -         -         -         -         -         -        -
                                       ------    ------   -------    ------    ------    ------    ------   ------
Diluted earnings (loss) per share .      0.30      0.40      1.76      0.56      0.09     (0.05)     0.18     0.22

NOTE 17. SUBSEQUENT EVENT

      As discussed in Note 8, the Company has the right to redeem its preferred stock for $7 per share and the preferred shareholders have an option to convert their preferred shares into common shares. On February 13, 2002, the Company notified the preferred shareholders of its intent to redeem the preferred shares. On February 21, 2002 the preferred shareholders exercised their options to convert to common shares.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NovaStar Financial, Inc.
Westwood, Kansas

      We have audited the accompanying consolidated balance sheet of NovaStar Financial, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2000 and 1999 were audited by other auditors whose report, dated February 9, 2001, expressed an unqualified opinion on those financial statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such 2001 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





Kansas City, Missouri
February 11, 2002,
except as to Note 17 which
is dated February 21, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NovaStar Financial, Inc.:

      We have audited the accompanying consolidated balance sheet of NovaStar Financial, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaStar Financial, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP

Kansas City, Missouri
February 9, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 12, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 12, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

ITEM 11.  EXECUTIVE COMPENSATION

      Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 12, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 12, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 19, 2001, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

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

      (b) Reports on Form 8K

          o NovaStar Financial has filed no Form 8-K's during the fourth quarter of 2001 and through the date of this filing in the first quarter of 2002.

      (c) Exhibit Listing

EXHIBIT NO.      DESCRIPTION OF DOCUMENT
-----------      -----------------------
  3.1*           Articles of Amendment and Restatement of the Registrant
  3.3*           Bylaws of the Registrant
  3.3a*****      Amendment to Bylaws of the Registrant, adopted February 2, 2000
  3.4****        Articles Supplementary of NovaStar Financial, Inc. dated as of
                 March 24, 1999, as filed with the Maryland Department of
                 Assessment and Taxation.
  4.1*           Specimen Common Stock Certificate
  4.3****        Specimen certificate for Preferred Stock
 10.6*           Form of Master Repurchase Agreement for mortgage loan financing
 10.7*           Mortgage Loan Warehousing Agreement dated as of November 24,
                 1997 between First Union National Bank of North Carolina,
                 NovaStar Mortgage, Inc. and the Registrant.
 10.14*          1996 Executive and Non-Employee Director Stock Option Plan, as
                 last amended December 6, 1996.
 10.23***        Warrant Agreement dated as of February 12, 1999 between the
                 Registrant and First Union National Bank.
 10.24****       Warrant Agreement, dated as of March 10, 1999, by and between
                 NovaStar Financial, Inc. and Residential Funding Corporation,
                 and related Guaranty Warrant, Tag Along Warrant and
                 Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial, Inc.
 11.1******      Statement regarding computation of per share earnings.
 21.1            Subsidiaries of the Registrant
 23.4            Consents of Deloitte & Touche LLP and KPMG, LLP

-----------------
     * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
    ** Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.
   *** Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.
  **** Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
 ***** Incorporated by reference to the correspondingly numbered exhibit to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.
****** Incorporated by reference to the correspondingly numbered exhibit to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 13, 2000.
******     See Note 15 to the consolidated financial statements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaStar Financial, Inc.
(Registrant)

Date: March 8, 2002                 By: /s/ Scott F. Hartman
                                        -------------------------------------
                                        Scott F. Hartman, Chairman of the Board
                                        of Directors and Chief Executive Officer

Date: March 8, 2002                 By: /s/ W. Lance Anderson
                                        -------------------------------------
                                        W. Lance Anderson, President,
                                        Chief Operating Officer and Director

Date: March 8, 2002                 By: /s/ Rodney E. Schwatken
                                        -------------------------------------
                                        Rodney E. Schwatken, Vice President,
                                        Secretary and Treasurer
                                        (Chief Accounting Officer)

Date: March 8, 2002                 By: /s/ Edward W. Mehrer
                                        -------------------------------------
                                        Edward W. Mehrer, Director

Date: March 8, 2002                 By: /s/ Gregory T. Barmore
                                        -------------------------------------
                                        Gregory T. Barmore, Director

Date: March 8, 2002                 By: /s/ Art N. Burtscher
                                        -------------------------------------
                                        Art N. Burtscher, Director