Form 10-K/A
period 2001-12-12
NOVASTAR FINANCIAL INC
filed 2002-03-15
CIK 1025953

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-K/A

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

                                   FORM 10-K/A
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

                                    TABLE 25
                               TAXABLE NET INCOME
                             (DOLLARS IN THOUSANDS)


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                            2001      2000       1999
                                                                        ----------  ---------  --------
Net income . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .    $ 32,308   $ 5,626    $(7,092)
Equity in net income of NFI Holding Corp. . . . . . . . . . . . . . .      (1,723)   (1,123)       (88)
Cumulative effect of a change in accounting principle . . . . . . . .       1,384         -          -
Interest rate agreement amortization  . . . . . . . . . . . . . . . .      (1,024)        -          -
Residual purchase commitment fee  . . . . . . . . . . . . . . . . . .      (1,630)        -          -
Credit losses, net of provision . . . . . . . . . . . . . . . . . . .      (2,133)   (3,415)     7,532
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         888       461       (442)
Use of capital loss carryfoward . . . . . . . . . . . . . . . . . . .     (14,946)        -          -
Use of net operating loss carryforward  . . . . . . . . . . . . . . .      (2,718)        -          -
                                                                         --------   -------    -------
Taxable net income before preferred dividends . . . . . . . . . . . .      10,406     1,549        (90)
Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . . .      (5,164)   (1,551)         -
Taxable net income available to common shareholders . . . . . . . . .    $  5,242   $    (2)   $   (90)
                                                                         ========   ========   =======
Taxable net income per common shareholder . . . . . . . . . . . . . .    $   0.91   $     -    $ (0.01)
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

                            NOVASTAR FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                             ----------------------------------
                                                                                2001         2000        1999
                                                                             ----------   ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  32,308     $ 5,626    $ (7,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Cumulative effect of change in accounting principle . . . . . . .          1,706           -           -
      Amortization of premiums on mortgage assets . . . . . . . . . . .          3,208       4,944       8,088
      Amortization of mortgage servicing rights . . . . . . . . . . . .          2,131           -           -
      Amortization of deferred debt costs . . . . . . . . . . . . . . .          1,022       1,141       2,271
      Forgiveness of founders' promissory notes . . . . . . . . . . . .            139           -           -
      Provision for credit losses . . . . . . . . . . . . . . . . . . .          3,773       5,449      22,078
      Net change in mortgage loans held for sale  . . . . . . . . . . .        (97,963)          -       4,932
      Equity in net income of NFI Holding Corporation . . . . . . . . .              -      (1,123)        (88)
      Losses (gains) on derivative instruments and sales of
        mortgage assets . . . . . . . . . . . . . . . . . . . . . . . .        (34,616)        826        (351)
      Changes in:
        Accrued interest receivable . . . . . . . . . . . . . . . . . .          3,817       3,301       5,156
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .        (29,091)       (814)         73
        Other liabilities . . . . . . . . . . . . . . . . . . . . . . .          1,325       1,869        (300)
                                                                              --------     -------     -------
          Net cash provided by (used in) operating activities . . . . .       (112,241)     21,219      34,767

CASH FLOWS FROM INVESTING ACTIVITIES:
   Mortgage loan repayments-held-in-portfolio . . . . . . . . . . . . .        125,198     201,880     260,109
   Proceeds from paydowns on available-for-sale securities  . . . . . .         28,484       3,653         882
   Sales of available-for-sale securities . . . . . . . . . . . . . . .         28,626           -           -
   Sales of assets acquired through foreclosure . . . . . . . . . . . .         20,466      35,263      24,228
   Net assets acquired in acquisition of common stock of
      NFI Holding Corporation . . . . . . . . . . . . . . . . . . . . .            872           -           -
   Payment on founders' promissory notes  . . . . . . . . . . . . . . .            641           -           -
   Net change in advances to and investment in
      NFI Holding Corporation . . . . . . . . . . . . . . . . . . . . .              -     (48,526)    (15,127)
                                                                              --------     -------     -------
          Net cash provided by investing activities . . . . . . . . . .        204,287     192,270     270,092

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on asset-backed bonds . . . . . . . . . . . . . . . . . . .       (139,411)   (230,572)   (307,318)
   Change in short-term borrowings  . . . . . . . . . . . . . . . . . .         81,450      25,000     (18,029)
   Proceeds from issuance of capital stock and exercise of equity
      instruments, net of offering costs  . . . . . . . . . . . . . . .            854          24      28,686
   Dividends paid on preferred stock  . . . . . . . . . . . . . . . . .         (3,150)     (2,100)     (1,081)
   Dividends paid on common stock . . . . . . . . . . . . . . . . . . .         (2,836)          -      (2,845)
   Common stock repurchases . . . . . . . . . . . . . . . . . . . . . .           (654)     (5,718)     (1,877)
                                                                              --------     -------      -------
          Net cash used in financing activities . . . . . . . . . . . .        (63,747)   (213,366)   (302,464)
                                                                              --------     -------     -------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . .         28,299         123       2,395
Cash and cash equivalents, beginning of year  . . . . . . . . . . . . .          2,518       2,395           -
                                                                              --------     -------     -------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . .       $ 30,817     $ 2,518     $ 2,395
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


                                                                     2001
                                                   ------------------------------------------
                                                                    DERIVATIVE                    AVAILABLE-FOR-SALE
                                                   AVAILABLE-      INSTRUMENTS                        SECURITIES
                                                   FOR-SALE     USED IN CASH FLOW                --------------------
                                                   SECURITIES         HEDGES          TOTAL        2000         1999
                                                   ----------   -----------------   ---------    --------      ------
    Balance, January 1 . . . . . . . . . . . . .    $ 10,168         $     -        $ 10,168     $   242        $   -
    Change in unrealized gain (loss) . . . . . .      21,768          (9,882)         11,886       9,926          242
    Implementation of SFAS No. 133 . . . . . . .           -              34              34           -            -
    Net settlements reclassified to earnings . .           -           2,087           2,087           -            -
    Realized gain reclassified to earnings . . .     (14,946)              -         (14,946)          -            -
    Other amortization . . . . . . . . . . . . .           -             (52)            (52)          -            -
                                                    --------         --------       ---------    -------        -----

    Other comprehensive income (loss). . . . . .       6,822           7,813            (991)      9,926          242
                                                    --------         --------       ---------    -------        -----
    Balance, December 31 . . . . . . . . . . . .    $ 16,990         $(7,813)        $  9,177    $10,168        $ 242
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
                                              ========      ========      ========        =======      ========

      Intersegment revenues and expenses that were eliminated in consolidation were as follows:


                                                                                          2001
                                                                                       ----------
           Amounts paid to mortgage lending and servicing from mortgage portfolio:
              Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,573
              Administrative fees . . . . . . . . . . . . . . . . . . . . . . . . .          704
           Amounts received from mortgage lending and servicing to mortgage portfolio:
              Intercompany interest income. . . . . . . . . . . . . . . . . . . . .       (3,931)
              Guaranty, commitment, loan sale, and securitization fees. . . . . . .       (3,871)

NOTE 12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):


                                                                   2001         2000         1999
                                                                ---------    ---------     --------
   Cash paid for interest . . . . . . . . . . . . . . . . . .   $  28,918    $  34,610     $ 48,397
                                                                =========    =========     ========
   Non-cash items:
     Dividends payable. . . . . . . . . . . . . . . . . . . .   $   4,758    $     525     $    525
                                                                =========    =========     ========
     Securities retained in securitizations . . . . . . . . .   $ (59,571)   $ (33,371)    $      -
                                                                =========    =========     ========
     Issuance of warrants . . . . . . . . . . . . . . . . . .   $       -    $       -     $    350
                                                                =========    =========     ========
     Assets acquired through foreclosure. . . . . . . . . . .   $  20,159    $  34,596     $ 30,966
                                                                =========    =========     ========

      Non-cash activities related to the acquisition of common stock of NFI Holding Corporation on January 1, 2001 were as follows (in thousands):


   Operating activities:
     Increase in mortgage loans held-for-sale . . . . . . . . . . . . . .   $ (81,733)
                                                                            ==========
     Increase in other assets . . . . . . . . . . . . . . . . . . . . . .   $ (11,132)
                                                                            ==========
     Decrease in other liabilities. . . . . . . . . . . . . . . . . . . .   $  (9,422)
                                                                            ==========
   Investing activities:
     Increase in realestate owned . . . . . . . . . . . . . . . . . . . .   $    (892)
                                                                            ==========
   Financing activities:
     Increase in borrowings . . . . . . . . . . . . . . . . . . . . . . .   $  36,900
                                                                            ==========
   Non-cash financing activities related to founders' notes receivable:
     Decrease in founders' notes receivable . . . . . . . . . . . . . . .   $   4,340
                                                                            ==========
     Decrease in additional paid-in capital . . . . . . . . . . . . . . .   $  (4,340)
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




KPMG LLP

Kansas City, Missouri
February 9, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information with respect to Item 304 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 22, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 22, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

ITEM 11.  EXECUTIVE COMPENSATION

      Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 22, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 22, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial's Proxy Statement dated March 22, 2002, for the Annual Meeting of Shareholders to be held at May 30, 2002 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 1901 W. 47th Place, Suite 100,Westwood, Kansas 66205.

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