Form 10-Q
period 2002-03-31
NOVASTAR FINANCIAL INC
filed 2002-05-09
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  X        No

The number of shares of the registrant’s common stock outstanding as of May 7, 2002 was 10,410,701.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$24,748	$30,817
Mortgage loans—held-in-portfolio	207,379	226,033
Mortgage loans—held-for-sale	157,100	139,527
Mortgage securities—available-for-sale	93,312	71,584
Assets acquired through foreclosure	7,932	13,185
Mortgage servicing rights	7,034	6,445
Accrued interest receivable	6,006	5,495
Other assets	23,303	19,294

Total assets	$526,814	$512,380

Liabilities and Stockholders’ Equity
Liabilities:
Asset-backed bonds	$195,706	$219,048
Short-term borrowings	167,086	143,350
Accounts payable and other liabilities	17,171	15,227
Dividends payable	8,285	4,758

Total liabilities	388,248	382,383
Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding December 31, 2001	—	43
Common stock, 10,356,047 and 5,804,255 shares issued and outstanding, respectively	104	58
Additional paid-in capital	138,283	137,860
Accumulated deficit	(15,261)	(15,887)
Accumulated other comprehensive income	16,659	9,177
Notes receivable from founders	(1,219)	(1,254)

Total stockholders’ equity	138,566	129,997

Total liabilities and stockholders’ equity	$526,814	$512,380

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands except per share amounts)

	For the Three Months Ended March 31,
	2002	2001
Interest income	$18,859	$14,090
Interest expense	9,159	8,516

Net interest income before provision for credit losses	9,700	5,574
Provision for credit losses	(144)	(519)

Net interest income	9,556	5,055
Prepayment penalty income	118	250
Premiums for mortgage loan insurance	(574)	(437)
Fee income	6,941	6,204
Gain on derivative instruments and sales of mortgage assets	9,322	5,023
Other income, net	493	447
General and administrative expenses:
Compensation and benefits	9,136	6,685
Travel and public relations	2,673	1,897
Office administration	1,835	1,790
Loan expense	811	519
Professional and outside services	589	414
Other	591	518

Total general and administrative expenses	15,635	11,823

Income before income tax and cumulative effect of a change in accounting principle	10,221	4,719
Income tax expense	(1,300)	—
Cumulative effect of a change in accounting principle	—	(1,706)

Net income	8,921	3,013
Dividends on preferred shares	—	(525)

Net income available to common shareholders	$8,921	$2,488

Basic earnings per share	$0.87	$0.30

Diluted earnings per share	$0.80	$0.30

Weighted average basic shares outstanding	10,281	10,008

Weighted average diluted shares outstanding	11,165	10,162

Dividends declared per common share	$0.80	$—

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$8,921	$3,013
Adjustments to reconcile net income to net cash provided used in operating activities:
Cumulative effect of change in accounting principle	—	1,706
Amortization of premiums on mortgage assets	566	913
Amortization of mortgage servicing rights	969	223
Amortization of deferred debt costs	64	298
Forgiveness of founders’ promissory notes	35	35
Provision for credit losses	144	519
Net change in mortgage loans held for sale	(34,311)	(40,516)
Gains on derivative instruments and sales of mortgage assets	(9,322)	(5,023)
Changes in:
Accrued interest receivable	(511)	1,125
Other assets	1,981	(1,439)
Other liabilities	(5,967)	10,046

Net cash used in operating activities	(37,431)	(29,100)
Cash flow from investing activities:
Mortgage loan repayments—held-in-portfolio	16,020	32,399
Sales of assets acquired through foreclosure	7,232	8,692
Proceeds from paydowns on available-for-sale securities	12,122	3,557
Net assets acquired in acquisition of common stock of NFI Holding Corporation	—	872
Payment on founders’ promissory notes	—	641

Net cash provided by investing activities	35,374	46,161
Cash flow from financing activities:
Payments on asset-backed bonds	(23,406)	(39,546)
Change in short-term borrowings	23,736	31,366
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	426	—
Dividends paid on preferred stock	(2,014)	(525)
Dividends paid on common stock	(2,754)	—
Common stock repurchases	—	(341)

Net cash used in financing activities	(4,012)	(9,046)

Net increase (decrease) in cash and cash equivalents	(6,069)	8,015
Cash and cash equivalents, beginning of period	30,817	2,518

Cash and cash equivalents, end of period	$24,748	$10,533

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Three Months Ended March 31,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,117	$8,529

Dividends payable	8,285	525

Surrender of warrants	3,673	—

Acquisition of mortgage servicing rights	(1,558)	(933)

Assets acquired through foreclosure	(2,085)	(7,764)

Securities retained in securitizations	(20,608)	(25,108)

Non-cash activities related to the acquisition of common stock of NFI Holding Corporation on January 1, 2001:
Operating activities:
Increase in mortgage loans held-for-sale	$—	$(81,733)

Increase in other assets	$—	$(11,132)

Decrease in other liabilities	$—	$9,422

Investing activities:
Increase in real estate owned	$—	$(892)

Increase in mortgage loans	$—	$(81,733)

Decrease in investment in/advances to NFI Holding Corp.	$—	$48,307

Financing activities:
Increase in borrowings	$—	$36,900

Non-cash financing activities related to founders’ notes receivable:
Decrease in founders’ notes receivable	$—	$4,340

Decrease in additional paid-in capital	$—	$(4,340)

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (Unaudited)

Note 1.  Financial Statement Presentation

The consolidated financial statements as of and for the periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the financial statements. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2001.

The consolidated financial statements of NovaStar Financial include the accounts of all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated during consolidation.

Note 2—Mortgage Servicing

The Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity for the three months ended March 31, 2002 and 2001 (in thousands).

	For the Three Months Ended March 31,
	2002	2001
Balance, January 1	$6,445	$—
Amount acquired in purchase of common stock of NFI Holding Corporation, net of accumulated amortization of $3,937 and $1,059	—	2,923
Amount capitalized in connection with transfer of loans to securitization trusts	1,558	933
Amortization	(969)	(222)

Balance, March 31	$7,034	$3,634

The fair value is estimated by either discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates or obtaining third-party bids.

The following table summarizes the estimated amortization expense for the next three years for mortgage servicing rights (in thousands). All mortgage servicing rights will be amortized by the end of 2004.

For April 1, 2002 through December 31, 2002 (A)	$3,360
For the year ended December 31, 2003 (A)	3,339
For the year ended December 31, 2004 (A)	749

(A)	Includes the amortization of $414,000 of mortgage servicing rights acquired April 25, 2002 when $104.9 million of collateral was delivered to the NMFT 2002-1 Trust.

Note 3.  NovaStar Mortgage Funding Trust Series 2002-1

On March 28, 2002, loans with an aggregate principal of $500 million were securitized, of which $104.9 million will be delivered to the trustee during the second quarter of 2002. In addition, derivative instruments with a fair value of $974,000 were put into the securitization. These instruments serve to reduce interest rate risk to the bondholders during a period of rising rates. The structure of the transaction was such that it was required to be treated as a sale of the loans for accounting and tax purposes. Details of this transaction is as follows:

	Value of Asset-Backed Bonds Sold to Third Parties	Economic Residual Value as of March 31, 2002	Book Value of Collateral Sold		Gain
NMFT 2002-1	$487,500,100	$26,449,000	$395,124,000	(A)	$3,581,000	(A)

(A)	On April 25, 2002, the remaining $104.9 million in loans collateralizing NMFT 2002-1 were delivered and a gain in the amount of $2.5 million was recognized.

Note 4.  Class B, Convertible Preferred Stock

Terms of the Class B, convertible preferred stock issued in 1999 allowed the Company to redeem the shares for $7.00 per share beginning April 1, 2002. In February 2002, the Company notified the preferred shareholders of its intent to redeem all of the outstanding preferred shares at the earliest possible time. On February 21, 2002, the preferred shareholders exercised their options to convert to common shares.

Note 5.  Warrants

On January 30, 2002, warrant holders surrendered 350,000 warrants with an exercise price of $6.94 in a “cashless” exchange for 210,703 shares of the Company’s common stock valued at $17.43 per share.

On April 5, 2002, the Company acquired 812,731 warrants with an exercise price of $4.56 from warrant holders for $9.5 million.

Note 6.  Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the three months ended March 31, 2002 and 2001 (in thousands).

	For the Three Months Ended March 31,
	2002	2001
Net income	$8,921	$3,013
Other comprehensive income
Change in unrealized gain available-for-sale securities, net of income taxes	5,431	8,006
Change in unrealized loss derivative instruments used in cash flow hedges	(16)	(1,248)
Implementation of SFAS No. 133	—	34
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	2,093	(377)
Other amortization	(26)	—

Comprehensive income	$16,403	$9,428

Note 7.  Segment Reporting

The Company manages and operates in four business segments: mortgage portfolio, mortgage lending and servicing, branch operations and branch management. Mortgage portfolio operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off-balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Branch management costs include the corporate-level income and costs to support branch operations. Following is a summary of income and assets by the Company’s primary operating units for the three months ended March 31, 2002 and 2001 (in thousands).

Three Months Ended March 31, 2002
	Mortgage Portfolio	Mortgage Lending and Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$11,876	$6,983	$—	$—	$18,859
Interest expense	3,684	5,475	—	—	9,159

Net interest income	8,192	1,508	—	—	9,700
Provision for losses	(133)	(11)	—	—	(144)
Fee income	—	2,319	3,537	$1,085	6,941
Gain on derivative instruments and sales of mortgage loans	(73)	9,395	—	—	9,322
Other income (expense)	(142)	174	—	5	37
General and administrative expenses	(939)	(10,332)	(3,537)	(827)	(15,635)

Income before income tax and cumulative effect of a change in accounting principle	6,905	3,053	—	263	10,221
Income tax	—	(844)	—	(456)	(1,300)

Cumulative effect of a change in accounting principle	—	—	—	—	—

Net income (loss)	$6,905	$2,209	$—	$(193)	$8,921

Three Months Ended March 31, 2001
	Mortgage Portfolio	Mortgage Lending and Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$9,477	$4,613	$—	$—	$14,090
Interest expense	5,966	2,550	—	—	8,516

Net interest income	3,511	2,063	—	—	5,574
Provision for losses	(480)	(39)	—	—	(519)
Fee income	(479)	1,393	4,840	$450	6,204
Gain on derivative instruments and sales of mortgage loans	(22)	5,045	—	—	5,023
Other income (expense)	1,446	(1,186)	—	—	260
General and administrative expenses	(760)	(5,729)	(4,840)	(494)	(11,823)

Income before cumulative effect of a change in accounting principle	3,216	1,547	—	(44)	4,719
Cumulative effect of a change in accounting principle	(1,385)	(321)	—	—	(1,706)

Net income (loss)	$1,831	$1,226	$—	$(44)	$3,013

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the three months ended March 31, 2002 and 2001 (in thousands):

	For the Three Months Ended March 31,
	2002	2001
Amounts paid to mortgage lending and servicing from mortgage portfolio:
Loan servicing fees	$340	$479
Administrative fees	211	181

Amounts received from mortgage lending and servicing to mortgage portfolio:
Intercompany interest income	(1,295)	(26)
Guaranty, commitment, loan sale, and securitization fees	(1,287)	(1,559)

Note 8. Earnings Per Share

The computations of basic and diluted EPS computations for the three months ended March 31, 2002 and 2001, are as follows, including the effects of income taxes and cumulative effect of a change in accounting principle (in thousands except per share amounts):

	For the Three Months Ended March 31,
	2002	2001
Numerator	$8,921	$3,013

Denominator:
Weighted average common shares outstanding—basic
Common shares outstanding	10,281	5,722
Convertible preferred stock	—	4,286

Weighted average common shares outstanding—basic	10,281	10,008

Weighted average common shares outstanding—dilutive
Stock options	217	71
Warrants	667	83

Weighted average common shares outstanding—dilutive	11,165	10,162

Basic earnings per share—before cumulative effect of a change in accounting principle	$0.87	$0.47
Basic loss per share due to cumulative effect of a change in accounting principle	—	(0.17)

Basic earnings per share	$0.87	$0.30

Diluted earnings per share—before cumulative effect of a change in accounting principle	$0.80	$0.47
Diluted loss per share due to cumulative effect of a change in accounting principle	—	(0.17)

Diluted earnings per share	$0.80	$0.30

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding consolidated financial statements of NovaStar Financial and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2001.

Safe Harbor Statement

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this quarterly report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the annual report on Form 10-K for the fiscal year ended December 31, 2001. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the “Risk Management” section of the annual report on Form 10-K for the fiscal year ended December 31, 2001.

Description of Businesses

Investment Portfolio

•	We invest in assets generated primarily from our origination of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term portfolio investor.

•	Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements.

•	Earnings are generated from return on mortgage securities and spread income on the mortgage loan portfolio.

Residential Mortgage Lending and Servicing

•	Our primary customer is the retail mortgage broker who deals with the borrower.

•	Our borrowers generally are individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties.

•	We finance our loans through short-term warehouse facilities.

•	Loans we originate are held for sale in either outright sales for cash or in securitization transactions.

•	We service the loans we originate.

Affiliated Branches

•	Retail mortgage brokers that broker loans for 200 investors, including NovaStar Mortgage, Inc.

•	Branches operate under policies we establish.

•	The net operating income for the branch is returned as compensation to the branch “owner/manager.”

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The result of these estimates affect reported amounts of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies.

Mortgage Securities. Our mortgage securities primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans. Our interest in these securities consists of:

—The	interest spread between the coupon on the underlying loans and the cost of financing.

—Prepayment	penalties received from borrowers who payoff their loans early in their life.

—Overcollateralization,	which is designed to protect the primary bondholder from credit loss on the underlying loans.

The cash flows we receive are highly dependent upon the interest rate environment. The cost of financing for the securitized loans is indexed to short-term interest rates, while the loan coupons are less interest sensitive. As a result, as rates rise and fall, our cash flows will fall and rise, which in turn will increase or decrease the value of our mortgage securities. Likewise, increasing or decreasing cash flows will increase or decrease the yield on our securities. We adjust our yield (rate of income recognition) prospectively based on the expectation for cash flows on the securities.

In estimating the value of our mortgage securities and in establishing the rate of income recognition from the securities, management uses assumptions regarding economic conditions, including interest rates, principal payments and prepayments and loan defaults. The rate used to discount the projected cash flows is critical in the evaluation of our mortgage securities. Information regarding the assumptions we used in the preparation of our consolidated financial statements is discussed under “Mortgage Securities” in the following discussion.

Transfers of Assets (Loan Securitization) and Related Gains. We combine the mortgage loans we originate and mortgage securities in pools to serve as collateral for asset-backed bonds that are issued to the public. The loans or securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned. When these transfers are executed in a manner such that we have no control over the collateral, the transfer is accounted for as a sale. We do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities above). A gain or loss on the sale is recorded. These gains or losses represent a significant portion of our operating results. When we do have the ability to exert control over the transferred collateral, the assets remain on our financial records and a liability is recorded for the related asset-backed bonds.

The gain recognized upon securitization depends on, among other things, the fair value of the components of the securitization—the loans or securities transferred, the securities retained and the mortgage servicing rights. The value of these components is estimated at the time of the securitization. In estimating these values, management uses assumptions regarding economic conditions and the make-up of the collateral, including interest rates, principal payments and prepayments and loan defaults. The rate used to discount the cash flow projections is critical in the evaluation of our mortgage securities. Information regarding the assumptions we used is discussed under “Mortgage Securities” in the preceding and following discussion.

Mortgage Loans, Allowance for Credit Losses and Assets Acquired through Foreclosure. Mortgage loans that are not held-for-sale are recorded at their cost, adjusted for the amortization of deferred costs and for credit losses inherent in the portfolio. An allowance is maintained for credit losses.

Assets acquired through foreclosure are carried at the lower-of-cost or estimated fair value less estimated selling costs. The carrying value of the loan is adjusted at the time of foreclosure using a charge to the allowance for credit losses.

The allowance, and therefore the related charge to income, is based on the assessment by management of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing provisions charged to operating income. Significant changes in the portfolio, our ability to obtain mortgage insurance and/or economic conditions may affect the allowance for credit losses and net income. The make-up of our mortgage loan portfolio is discussed below under “Mortgage Loans”. The allowance for credit losses is discussed below under that heading. We discuss purchased mortgage insurance under the heading “Premiums Paid for Mortgage Insurance.”

Recent Developments

See notes 4 and 5 to our consolidated financial statements for discussions of recent equity transactions.

In February 2002, we opened our first retail call center. The Baltimore, Maryland based office is currently staffed by more than 40 loan officers originating both conforming and non-conforming mortgage loans. Loans originated are brokered to unaffiliated third parties or held by us.

On April 1, 2002, we released the second generation of our internet-based automated underwriting system. The new system, called NovaStarIS®, offers a more streamlined process for brokers to submit loan applications. Speed and ease of use were improved considerably. The system also enables brokers to run multiple loan approval scenarios and pull credit reports at cost.

Financial Condition as of March 31, 2002 and December 31, 2001

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” Loans that serve as collateral for our asset-backed bonds are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of March 31, 2002 was $207 million compared to $226 million as of December 31, 2001. The decrease in the balance is due to principal paydowns as no loans have been added to our portfolio.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans—held for sale and short-term borrowings between March 31, 2002 and December 31, 2001 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions. Details regarding loan originations for the first quarter 2002 as well as mortgage loans sold can be found in the “Mortgage Loan Production” and “Gains on Derivative Instruments and Sales of Mortgage Assets” sections of this document, respectively.

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

Characteristics of the mortgage loans we own such as credit grade, coupon, loan-to-value, prepayment speeds and delinquency statistics are provided in Tables 1 through 6. These characteristics are important as they provide key indicators of the credit and prepayment risks inherent in our mortgage loan portfolio, which have a direct impact on our past and future operating performance. The operating performance of our mortgage loan portfolio, including net interest income, allowances for credit losses and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.”

Table 1—Mortgage Loans by Credit Grade
(dollars in thousands)

				March 31, 2002			December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan-to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value
Held-in-portfolio:
AA	0 x 30	95		$32,987	9.48%	82.2%	$35,922	9.59%	82.1%
A	1 x 30	90		82,827	9.90	79.3	90,775	10.05	79.1
A-	2 x 30	90		49,173	10.37	81.3	53,971	10.52	81.5
B	3 x 30, 1 x 60 5 x 30, 2 x 60	85		26,296	10.87	77.4	28,400	11.05	77.4
C	1 x 90	75		14,582	11.37	72.3	15,122	11.53	72.3
D	6 x 30, 3 x 60, 2 x 90	65		2,635	11.75	64.9	2,770	12.15	64.8

				$208,500	10.19	79.3	$226,960	10.34	79.3

Held-for-sale:
Alt A	0 x 30	97	(B)	$6,902	8.33%	85.3%	$11,662	8.74%	85.8%
AAA	0 x 30	97	(B)	23,602	9.01	70.5	28,892	8.70	74.5
AA	0 x 30	95		43,714	9.25	80.7	32,352	9.14	78.9
A	1 x 30	90		34,093	9.43	80.3	25,218	9.21	79.1
A-	2 x 30	90		12,631	9.14	79.3	10,964	9.21	79.1
B	3 x 30, 1 x 60, 5 x 30, 2 x 60	85		11,892	9.46	77.5	8,828	9.33	74.8
C	1 x 90	75		3,314	10.34	72.1	599	11.77	75.1
Other	Varies	97		19,512	9.45	87.1	19,713	9.33	86.1

				$155,660	9.27	79.5	$138,228	9.08	79.4

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate only; all other maximum of 95%.

Table 2—Mortgage Loans by Geographic Concentration
Percent Current Principal

	March 31, 2002		December 31, 2001
	Held-in-portfolio	Held-for-sale	Held-in-portfolio	Held-for-sale
Collateral Location
Florida	16%	14%	16%	11%
California	12	21	13	23
Washington	6	2	6	1
Oregon	5	1	5	2
Texas	5	4	5	3
Indiana	5	2	5	2
Michigan	3	6	3	7
All other states	48	50	47	51

Total	100%	100%	100%	100%

Table 3—Carrying Value of Mortgage Loans by Product/Type
(in thousands)

Product/Type	March 31, 2002	December 31, 2001
Held-in-portfolio:
30/15-year fixed and balloon	$117,401	$128,299
Two and three-year fixed	78,465	85,145
Six-month LIBOR and one-year CMT	12,634	13,516

Outstanding principal	208,500	226,960
Deferred broker premium and costs	4,222	4,630
Allowance for credit losses	(5,343)	(5,557)

Carrying value	$207,379	$226,033

Carrying value as a percent of principal	99.46%	99.59%

Held-for-sale:
30/15-year fixed and balloon	$42,342	$49,013
Two and three-year fixed	113,318	89,215

Outstanding principal	155,660	138,228
Deferred broker premium and costs	1,615	1,453
Allowance for credit losses	(175)	(154)

Carrying value	$157,100	$139,527

Carrying value as a percent of principal	100.93%	100.94%

Table 4—Mortgage Credit Analysis—Held-in-portfolio Loans
March 31, 2002
(dollars in thousands)

March 31, 2002				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
NovaStar Home Equity Series 1997-1:
A	$117,904	$12,114	72.7	—	0.7	4.9	5.6
A-	73,499	8,274	76.5	—	3.6	12.3	15.9
B	53,812	5,352	73.0	—	—	31.9	31.9
C	23,065	2,773	70.5	6.6	—	—	6.6
D	9,021	969	69.4	—	—	—	—
NovaStar Home Equity Series 1997-2:
AA	$3,153	$207	87.4	—	—	—	—
A	104,582	13,544	79.2	4.4	—	4.5	8.9
A-	63,660	9,156	82.2	1.2	—	6.5	7.7
B	36,727	5,007	78.1	3.6	—	19.9	23.5
C	11,354	2,345	69.4	—	—	3.7	3.7
D	1,529	405	60.5	—	—	—	—
NovaStar Home Equity Series 1998-1:
AA	$59,213	$12,390	83.4	3.9	—	13.6	17.5
A	113,457	22,672	81.2	1.5	0.7	11.4	13.6
A-	63,100	12,915	82.0	1.0	2.0	14.9	17.9
B	38,249	6,515	78.8	4.3	3.9	15.1	23.3
C	23,029	4,178	75.4	3.7	4.3	13.5	21.5
D	5,495	626	63.3	—	—	37.4	37.4
NovaStar Home Equity Series 1998-2:
AA	$64,851	$20,390	81.4	0.8	1.7	2.6	5.1
A	113,557	34,497	80.6	0.7	1.9	9.9	12.5
A-	70,399	18,828	82.9	1.4	0.9	11.0	13.3
B	40,818	9,422	79.8	2.0	2.6	17.3	21.9
C	22,335	5,286	72.5	4.9	1.4	12.0	18.3
D	2,951	635	62.0	—	5.0	8.3	13.3

Total	$1,115,760	$208,500

December 31, 2001				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
NovaStar Home Equity Series 1997-1:
A	$117,904	$12,946	73.1	—	2.8	4.3	7.1
A-	73,499	9,119	77.3	0.2	8.2	12.1	20.5
B	53,812	5,445	72.7	1.5	3.1	16.0	20.6
C	23,065	2,855	70.7	—	0.9	—	0.9
D	9,021	971	69.4	—	—	—	—
NovaStar Home Equity Series 1997-2:
AA	$3,153	$347	86.4	—	—	—	—
A	104,582	14,505	79.3	1.2	0.8	9.9	11.9
A-	63,660	9,384	83.0	0.7	1.4	4.2	6.3
B	36,727	5,011	79.0	4.3	0.7	15.7	20.7
C	11,354	2,376	69.7	—	—	6.3	6.3
D	1,529	422	60.4	—	—	8.4	8.4
NovaStar Home Equity Series 1998-1:
AA	$59,213	$12,633	83.3	2.5	0.5	12.1	15.1
A	113,457	25,397	80.7	2.8	2.4	11.6	16.8
A-	63,100	13,666	82.0	1.0	0.7	13.3	15.0
B	38,249	7,464	78.4	4.7	2.5	11.5	18.7
C	23,029	4,469	75.4	2.6	1.9	17.6	22.1
D	5,495	739	63.6	—	25.5	6.4	31.9
NovaStar Home Equity Series 1998-2:
AA	$64,851	$22,942	81.5	2.0	0.4	3.2	5.6
A	113,557	37,927	80.6	1.4	1.3	9.5	12.2
A-	70,399	21,802	83.2	1.1	4.0	7.1	12.2
B	40,818	10,495	80.0	3.1	1.7	20.8	25.6
C	22,335	5.407	72.5	2.3	1.9	14.6	18.8
D	2,951	638	61.5	—	—	7.6	7.6

Total	$1,115,760	$226,960

Table 5—Loss Analysis—Held-in-portfolio Loans
(dollars in thousands)
March 31, 2002	Cumulative Losses As Reported, as Percent of Original Balance	Loans Repurchased From Trusts		Total Losses
		Loss Amount	Loss As a % of Original Balance
NHES 1997-1	1.85%	$3,688	1.33%	3.18%
NHES 1997-2	2.36	6,431	2.91	5.27
NHES 1998-1	2.42	8,108	2.68	5.10
NHES 1998-2	2.35	2,740	0.87	3.22

December 31, 2001	Cumulative Losses As Reported, as Percent of Original Balance	Loans Repurchased From Trusts		Total Losses
		Loss Amount	Loss As a % of Original Balance
NHES 1997-1	1.78%	$3,522	1.27%	3.05%
NHES 1997-2	2.01	6,299	2.85	4.86
NHES 1998-1	2.16	7,685	2.54	4.70
NHES 1998-2	2.03	2,425	0.77	2.80

Table 6—Mortgage Loan Coupon and Prepayment Analysis
(dollars in thousands)
								Constant Prepayment Rate (Annual Percent)
As of March 31, 2002	Issue Date	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty			Life
								Three- Month	Twelve- Month
Held-in-portfolio – serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$29,482	$1,326	16%	10.66%	0.13	43	38	39
Series 1997-2	December 11, 1997	221,005	30,664	592	23	10.75	0.24	37	34	37
Series 1998-1	April 30, 1998	302,543	59,296	963	24	10.29	0.40	32	38	33
Series 1998-2	August 18, 1998	314,911	89,058	1,341	31	10.05	0.40	36	37	29

Total		$1,115,760	$208,500	$4,222	26%	10.19%	0.34

Held-for-sale:			$155,660	$1,615	84%	9.27%	2.46	Not meaningful

As of December 31, 2001
Held-in-portfolio – serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$31,336	$1,453	19%	10.90%	0.09	26	37	39
Series 1997-2	December 11, 1997	221,005	32,045	652	22	10.79	0.18	23	37	37
Series 1998-1	April 30, 1998	302,543	64,368	1,050	24	10.45	0.29	34	40	33
Series 1998-2	August 18, 1998	314,911	99,211	1,475	31	10.18	0.48	39	37	28

Total		$1,115,760	$226,960	$4,630	26%	10.34%	0.33

Held-for-sale:			$138,228	$1,453	79%	9.08%	2.35	Not meaningful

Mortgage Securities—available-for-sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retained interest-only securities, which are AAA rated. We also retain the prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see Mortgage Servicing Rights under the header “Financial Condition as of March 31, 2002 and December 31, 2001). As of March 31, 2002 and December 31, 2001, the fair value of mortgage securities was $93.3 million and $71.6 million, respectively. In the first quarter of 2002, we executed a securitization of $500 million in mortgage loans. We retained mortgage securities with a value of $26.4 million, which served to increase our mortgage securities balance. Cash received on securities serves to decrease our mortgage securities.

The value of our securities represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that owns the collateral. In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgements about the nature of the loans. We believe the value of the securities is fair, but can provide no assurance that future prepayment and loss experience or changes in the required market discount rate will not require write-downs of the residual asset. Write-downs would reduce income of future periods. Table 7 summarizes our mortgage securities and the underlying collateral and senior asset-backed bonds. Table 8 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

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

Table 7 — Mortgage Securities
(dollars in thousands)

	Estimated Fair Value of Mortgage Securities		Asset-Backed Bonds		Mortgage Loans
							Weighted Average
			Remaining Principal	Interest Rate	Remaining Principal		Coupon		Estimated Months to Call
March 31, 2002
NMFT 1999-1
Subordinated securities (non-investment grade)	$3,829		$49,395	4.73%	$55,674		10.05%		42
NMFT 2000-1
Interest only (AAA-rated)	—
Prepayment penalty (AAA-rated)	—
Subordinated securities (non-investment grade)	735

	735		127,116	2.28	130,813		10.15		50
NMFT 2000-2
Interest only (AAA-rated)	—
Prepayment penalty (AAA-rated)	—
Subordinated securities (non-investment grade)	1,334

	1,334		227,336	2.28	233,236		10.57		46
NMFT 2001-1
Interest only (AAA-rated)	11,677
Prepayment penalty (AAA-rated)	3,432
Subordinated securities (non-investment grade)	1,229

	16,338		341,163	2.25	347,653		10.34		56
NMFT 2001-2
Interest only (AAA-rated)	27,380
Prepayment penalty (AAA-rated)	6,442
Subordinated securities (non-investment grade)	2,449

	36,271		747,919	1.85	760,357		9.68		68
NMFT 2002-1
Interest only (AAA-rated)	21,900
Prepayment penalty (AAA-rated)	2,375
Subordinated securities (non-investment grade)	2,174

	26,449		486,733	2.20	394,553	(B)	8.75		84
CAPS 2001-C1
Subordinated securities (non-investment grade)	8,356		11,939	7.25	(A	)	(A	)	(A	)

Total	$93,312		$1,991,601		$1,922,286

December 31, 2001
NMFT 1999-1
Subordinated securities (non-investment grade)	$3,661		$56,541	4.58%	$62,665		10.23%		46

NMFT 2000-1
Interest only (AAA-rated)	—	(A)
Prepayment penalty (AAA-rated)	—	(A)
Subordinated securities (non-investment grade)	560

	560		145,538	2.18	149,400		10.16		44
NMFT 2000-2
Interest only (AAA-rated)	—	(A)
Prepayment penalty (AAA-rated)	—	(A)
Subordinated securities (non-investment grade)	997

	997		252,995	2.18	259,037		10.59		41
NMFT 2001-1
Interest only (AAA-rated)	14,132
Prepayment penalty (AAA-rated)	3,648
Subordinated securities (non-investment grade)	1,016

	18,796		367,468	2.28	373,949		10.35		50
NMFT 2001-2
Interest only (AAA-rated)	31,428
Prepayment penalty (AAA-rated)	6,130
Subordinated securities (non-investment grade)	1,813

	39,371		772,296	2.09	784,617		9.70		61
CAPS 2001-C1
Subordinated securities (non-investment grade)	8,199		19,241	7.25	(A	)	(A	)	(A	)

Total	$71,584		$1,614,079		$1,629,668

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly affects the performance of the CAPS 2001-C1 security.

(B)	On April 25, 2002, the remaining $104.9 million in loans collateralizing NMFT 2002-1 were delivered.

Table 8—Characteristics of Loan Collateral, Valuation of Individual Mortgage Securities
and Assumptions (dollars in thousands)

March 31, 2002
NovaStar Mortgage Funding Trust Series:	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1		CAPS 2001-C1		Total
Discount rate (%)	25	40	40	25	25	30		40
Constant prepayment rate (%)	31	44	48	43	35	28		(A	)
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	7.3	5.8	0.6	1.3	1.6	—		(A	)
Loans in foreclosure	6.6	3.1	4.7	4.3	1.2	—		(A	)
Real estate owned	7.2	3.6	2.3	1.0	0.2	—		(A	)
Cumulative losses (as reported)	2.1	0.2	0.1	—	—	—		(A	)
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$—	$—	$4,801	$20,597	$21,592		$—		$46,990
Prepayment penalty (AAA- rated)	—	—	—	2,846	3,568	2,342		—		8,756
Subordinated securities (non-investment grade)	5,516	435	606	607	324	2,143		3,172		12,803
Unrealized gain (loss)	(1,687)	300	728	8,084	11,782	372		5,184		24,763

Total	$3,829	$735	$1,334	$16,338	$36,271	$26,449		$8,356		$93,312

December 31, 2001
NovaStar Mortgage Funding Trust Series:	1999-1	2000-1	2000-2	2001-1	2001-2	CAPS 2001-C1		Total
Discount rate (%)	25	40	40	25	25	40
Constant prepayment rate (%)	30	41	44	39	31	43
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	8.8	3.7	1.9	2.2	—	(A	)
Loans in foreclosure	6.0	2.8	2.6	1.1	—	(A	)
Real estate owned	5.5	1.7	0.8	0.1	—	(A	)
Cumulative losses (as reported)	1.8	0.1	—	—	—	(A	)
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$—	$—	$9,272	$26,783	$—		$36,055
Prepayment penalty (AAA- rated)	—	—	—	3,325	4,640	—		7,965
Subordinated securities (non-investment grade)	5,366	413	661	619	421	3,094		10,574
Unrealized gain (loss)	(1,705)	147	336	5,580	7,527	5,105		16,990

Total	$3,661	$560	$997	$18,796	$39,371	$8,199		$71,584

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

The default and prepayment assumptions of the CAPS 2001-C1 bond are consistent with our valuation of the underlying mortgage loan collateral of the securities sold in the CAPS 2001-C1 transaction. The discount rate reflects the uncertain nature of the cash flow on the bond we retained.

Table 9—Loans Collateralizing Mortgage Securities by Credit Grade
(dollars in thousands)

				March 31, 2002			December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value
Alt A	0 x 30	97	(B)	$67,459	8.93%	85.5%	$—	—%	—%
AAA	0 x 30	97	(B)	352,502	9.05	80.9	319,360	9.64	81.0
AA	0 x 30	95		550,803	9.63	82.9	482,718	10.17	83.9
A	1 x 30	90		345,594	9.85	81.0	302,271	10.36	81.6
A-	2 x 30	90		182,501	10.01	79.7	190,054	10.52	81.0
B	3 x 30, 1 x 60 5 x 30, 2 x 60	85		133,786	10.25	76.9	124,052	10.85	78.0
C	1 x 90	75		24,897	11.00	67.0	29,549	11.43	68.4
D	6 x 30, 3 x 60, 2 x 90	65		667	11.95	63.3	1,425	12.29	62.3
Other	Varies	97		264,077	10.44	90.5	180,239	11.51	93.5

				$1,922,286	9.75		$1,629,668	10.37

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 10—Loans Collateralizing Mortgage Securities by Geographic Concentration
Percent of Current Principal

	March 31, 2002	December 31, 2001
Collateral Location
California	18%	13%
Florida	14	14
Michigan	7	9
Ohio	5	6
Nevada	4	5
Arizona	4	5
Colorado	4	4
All other states	44	44

Total	100%	100%

Table 11—Loans Collateralizing Mortgage Securities
Carrying Value of Loans by Product/Type (in thousands)

	March 31, 2002	December 31, 2001
Product/Type
Two and three-year fixed	$1,424,771	$1,236,328
Six-month LIBOR and one-year CMT	1,304	2,607
30/15-year fixed and balloon	496,211	390,733

Outstanding principal	$1,922,286	$1,629,668

Mortgage securities retained	$93,312	$71,584

Table 12—Loans Collateralizing Mortgage Securities
Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
							Three- Month	Twelve- Month	Life
March 31, 2002
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$55,674	40	10.05%	0.64	37	37	28
2000-1 (A)	March 31, 2000	230,138	130,813	71	10.15	1.42	41	35	23
2000-2 (A)	September 28, 2000	339,688	233,236	92	10.57	1.42	34	28	21
2001-1	March 31, 2001	415,067	347,653	89	10.34	1.74	25	15	15
2001-2	September 25, 2001	800,033	760,357	87	9.68	2.06	10	—	8
2002-1	March 28, 2002	395,124	394,553	87	8.75	2.52	—	—	—

Total		$2,345,045	$1,922,286	86%	9.75%	1.93

December 31, 2001
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$62,665	42	10.23%	0.76	37	37	27
2000-1 (A)	March 31, 2000	230,138	149,400	88	10.16	1.65	35	30	21
2000-2 (A)	September 28, 2000	339,688	259,037	93	10.59	1.71	31	22	18
2001-1	March 31, 2001	415,067	373,949	89	10.35	2.02	18	—	11
2001-2	September 25, 2001	800,033	784,617	86	9.70	2.25	7	—	6

Total		$1,949,921	$1,629,668	87%	10.37%	2.00

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 13 — Loans Collateralizing Mortgage Securities
Mortgage Credit Analysis

March 31, 2002

				Defaults as Percent Of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60-89 days	90 days and greater	Foreclosure And REO	Total
NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$4,024	$2,197	78.0	2.9	—	7.9	10.8
AA	30,772	10,991	85.5	—	—	6.2	6.2
A	50,693	16,271	84.2	0.5	0.6	11.0	12.1
A-	38,953	13,528	81.9	1.2	1.2	9.8	12.2
B	23,135	7,860	79.1	—	5.9	22.6	28.5
C	12,959	4,210	69.8	2.7	—	26.1	28.8
C-	47	—	—	—	—	—	—
D	4,412	617	63.9	—	—	29.6	29.6
NovaStar Mortgage Funding Trust Series 2000-1: (A)
AAA	$85,222	$48,925	80.5	1.1	1.3	3.2	5.6
AA	55,874	31,996	83.0	—	0.4	6.4	6.8
A	36,422	21,607	80.8	1.1	0.2	8.2	9.5
A-	23,329	13,145	80.2	—	—	7.8	7.8
B	13,089	5,813	79.8	—	2.3	5.6	7.9
C	5,922	3,304	69.1	3.2	1.8	11.4	16.4
C-	335	—	—	—	—	—	—
D	51	50	58.0	—	—	—	—
Other	9,894	5,973	91.8	—	—	11.8	11.8
NovaStar Mortgage Funding Trust Series 2000-2: (A)
AAA	$57,846	$38,194	81.5	0.4	0.5	5.1	6.0
AA	103,454	74,667	84.0	0.2	1.0	5.8	7.0
A	60,735	42,171	81.5	1.9	0.5	7.5	9.9
A-	39,939	25,381	81.1	1.5	0.2	5.9	7.6
B	19,843	13,756	77.2	1.1	—	5.6	6.7
C	4,275	3,012	66.5	1.7	—	13.6	15.3
C-	388	338	74.6	—	—	—	—
Other	53,208	35,717	92.8	1.5	0.2	7.7	9.4
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$70,652	$57,846	81.7	0.7	—	4.3	5.0
AA	130,278	111,933	84.6	1.5	0.4	4.1	6.0
A	75,748	63,935	81.9	1.2	0.4	4.7	6.3
A-	43,418	36,859	80.9	2.3	1.0	5.8	9.1
B	38,186	31,290	78.0	1.3	0.9	4.6	6.8
C	4,863	3,661	66.5	1.4	—	4.5	5.9
C-	50	50	65.0	—	—	—	—
Other	51,872	42,079	94.4	0.6	0.6	3.5	4.7
NovaStar Mortgage Funding Trust Series 2001-2:
Alt. A	$40,980	$38,424	86.5	—	—	0.6	0.6
AAA	120,365	114,308	80.9	0.3	—	0.8	1.1
AA	234,977	223,279	82.6	0.4	—	0.8	1.2
A	152,307	146,439	81.1	0.5	0.2	1.6	2.3
A-	69,915	66,951	79.9	0.4	—	1.7	2.1
B	56,493	53,307	77.3	0.9	—	1.7	2.6
C	9,890	9,143	66.6	—	—	—	—
C-	222	217	55.3	—	—	—	—
Other	114,884	108,289	90.5	0.2	0.2	0.9	1.3
NovaStar Mortgage Funding Trust Series 2002-1:
Alt. A	$29,035	$29,035	84.2	—	—	—	—
AAA	91,205	91,032	80.5	—	0.1	—	0.1
AA	98,077	97,937	80.6	—	—	—	—
A	55,251	55,171	78.8	—	—	—	—
A-	26,676	26,637	75.2	—	—	—	—
B	21,791	21,760	73.2	—	—	—	—
C	551	551	62.7	—	—	—	—
C-	411	411	60.7	—	—	—	—
Other	72,127	72,019	87.0	—	—	—	—

	$2,345,045	$1,922,286

December 31, 2001				Defaults as Percent Of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60–89 days	90 days and greater	Foreclosure And REO	Total
NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$4,024	$2,071	78.3	—	2.9	—	2.9
AA	30,772	12,437	85.3	0.8	1.6	5.3	7.7
A	50,693	19,018	83.8	3.9	1.8	6.3	12.0
A-	38,953	15,076	82.4	0.9	1.2	10.8	12.9
B	23,135	8,581	79.5	2.6	10.4	17.2	30.2
C	12,959	4,759	71.3	3.3	1.9	28.4	33.6
C-	47	—	—	—	—	—	—
D	4,412	723	62.8	—	—	13.1	13.1
NovaStar Mortgage Funding Trust Series 2000-1: (A)
AAA	$85,222	$55,395	80.6	—	1.4	3.2	4.6
AA	55,874	37,708	83.2	3.0	—	4.6	7.6
A	36,422	24,730	80.9	3.0	2.3	7.1	12.4
A-	23,329	14,329	80.4	1.3	—	5.4	6.7
B	13,089	7,277	80.0	—	—	10.9	10.9
C	5,922	3,446	68.6	1.7	—	18.0	19.7
C-	335	—	—	—	—	—	—
D	51	48	58.0	—	—	—	—
Other	9,894	6,467	92.0	1.6	0.8	2.4	4.8
NovaStar Mortgage Funding Trust Series 2000-2: (A)
AAA	$57,846	$43,593	81.2	2.4	0.2	1.3	3.9
AA	103,454	80,428	83.9	0.6	0.9	5.2	6.7
A	60,735	45,658	81.5	2.0	0.8	4.4	7.2
A-	39,939	29,522	81.4	—	1.5	5.2	6.7
B	19,843	15,387	77.0	0.7	—	4.9	5.6
C	4,275	3,094	67.1	—	—	10.1	10.1
C-	388	532	74.7	—	—	—	—
Other	53,208	40,823	92.8	0.7		4.3	5.0
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$70,652	$63,821	81.3	0.4	0.1	0.6	1.1
AA	130,278	118,813	84.4	1.4	—	1.4	2.8
A	75,748	67,834	81.6	1.6	—	3.2	4.8
A-	43,418	39,920	80.5	0.8	0.3	4.1	5.2
B	38,186	33,806	77.8	0.5	0.2	2.6	3.3
C	4,863	4,190	66.7	—	—	1.9	1.9
C-	50	48	65.0	—	—	—	—
Other	51,872	45,517	94.3	1.1	0.2	2.9	4.2
NovaStar Mortgage Funding Trust Series 2001-2:
Alt. A	$40,980	$40,190	86.5	—	—	—	—
AAA	120,365	118,047	80.9	—	—	0.3	0.3
AA	234,977	230,450	82.6	0.2	0.1	0.6	0.9
A	152,307	149,370	81.1	0.6	0.1	0.6	1.3
A-	69,915	68,568	79.6	0.9	—	0.4	1.3
B	56,493	55,404	77.3	1.1	—	1.5	2.6
C	9,890	9,699	66.8	—	—	—	—
C-	222	218	55.3	—	—	—	—
Other	114,884	112,671	90.5	0.5	—	0.1	0.6

	$1,949,921	$1,629,668

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 14—Mortgage Loss Analysis—Loans Collateralizing Mortgage Securities
(dollars in thousands)

March 31, 2002	Cumulative Losses As Reported	Loans Repurchased From Trusts
		Losses	Loss as a % of Original Balance	Total Losses
NMFT 1999-1	2.11%	$973	0.59%	2.70%
NMFT 2000-1 (A)	0.16	23	0.01	0.17
NMFT 2000-2 (A)	0.05	68	0.02	0.07
NMFT 2001-1	—	—	—	—
NMFT 2001-2	—	—	—	—
NMFT 2002-1	—	—	—	—

December 31, 2001	Cumulative Losses As Reported	Loans Repurchased From Trusts
		Losses	Loss as a % of Original Balance	Total Losses
NMFT 1999-1	1.76%	$775	0.47%	2.23%
NMFT 2000-1 (A)	0.09	23	0.01	0.10
NMFT 2000-2 (A)	0.01	34	0.01	0.02
NMFT 2001-1	—	—	—	—
NMFT 2001-2	—	—	—	—

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Assets Acquired through Foreclosure. As of March 31, 2002, we had 115 properties in real estate owned with a carrying value of $7.9 million compared to 181 properties with a carrying value of $13.2 million as of December 31, 2001. The primary reason for the decline in real estate owned between December 31, 2001 and March 31, 2002 is due to liquidations of properties during the first quarter 2002. As the loans in our portfolio mature and pay down, the total volume of loans decreases and the percentage of non-performing loans decreases as the probability of default is higher in the early years of a loan’s life. Additionally, our mortgage insurance serves to mitigate our exposure to loan losses (see Mortgage Insurance Premiums). Losses recognized on liquidations of the real estate we have acquired through foreclosures are detailed under the heading “Gain on Derivative Instruments and Sales of Mortgage Assets”.

Mortgage Servicing Rights. As discussed under Mortgage Securities—Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties is not retained and we have not purchased the right to service loans. As of March 31, 2002, we have $7.0 million in capitalized mortgage servicing rights compared with $6.4 million as of December 31, 2001. The value of the mortgage servicing rights we retained in our first quarter securitization was $2 million. Amortization of mortgage servicing rights was $969,000 during the first quarter.

Other Assets. Included in other assets as of March 31, 2002 are advances on behalf of borrowers for taxes, insurance, foreclosures and other customer service functions, collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc, and aggregated $7.4 million as of March 31, 2002 compared with $6.8 million as of December 31, 2001. Also included in other assets are deposits with our derivative counterparties in the amount of $12.5 million as of March 31, 2002 compared with $18.0 million as of December 31, 2001. These balances will generally increase as our assets and loan servicing balances increase.

Asset-backed Bonds. During 1997 and 1998, we completed the securitization of loans in transactions that were structured as financing arrangements for accounting purposes. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to lines of credit and repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in NHES 97-01 and 25% for the loans in NHES 97-02, 98-01 and 98-02. We have not exercised our right to repurchase any loans and repay bond obligations.

Table 15 provides details for all asset-backed bonds, and the related collateral that we have issued. As we have not issued any asset-backed bonds structured as financing arrangements since 1998, the decrease in the balance relates solely to principal repayments.

Table 15—Asset-backed Bonds
(in thousands)

	Asset-backed Bonds		Mortgage Loans
	Remaining Principal	Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of March 31, 2002:
NovaStar Home Equity Series:
Issue 1997-1	$27,126	2.38%	$29,983	10.66%	—
Issue 1997-2	28,230	2.41	31,524	10.75	—
Issue 1998-1	53,073	2.30	62,486	10.29	—
Issue 1998-2	87,277	2.11	92,247	10.05	6

	$195,706

As of December 31, 2001:
NovaStar Home Equity Series:
Issue 1997-1	$29,942	2.41%	$33,035	10.90%	—
Issue 1997-2	30,629	2.44	33,525	10.79	—
Issue 1998-1	59,751	2.33	68,326	10.45	—
Issue 1998-2	98,790	2.31	104,855	10.18	9
Unamortized debt issuance costs, net	(64)

	$219,048

(A)	Includes assets acquired through foreclosure.

Short-term Financing Arrangements    Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of two committed warehouse lines of credit. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. Amounts outstanding and available for borrowing are listed below. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flow from operating, investing and other financing activities and equity transactions.

Table 16—Short-term Financing Resources
March 31, 2002
(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$24,748
Lines of credit and mortgage and securities repurchase facilities	$860,000	$214,344	$167,086	$47,258

Total	$860,000	$214,344	$167,086	$72,006

Stockholders’ Equity.    The increase in our stockholders’ equity as of March 31, 2002 compared to December 31, 2001 is a result of the following:

•	$8.9 million increase due to net income recognized for the three months ended March 31, 2002.

•	$426,000 increase due to exercise of stock options

•	$5.4 million increase in unrealized gains on mortgage securities classified as available-for-sale

•	$2.1 million increase due to net settlements of derivative instruments reclassified to earnings used in cash flow hedges

•	$8.3 million decrease due to dividends on common stock.

Mortgage Loan Production

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and have generated gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize.

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 3,500 brokers are active customers and approximately 8,400 are approved. Loans are underwritten and funded in a centralized facility by our employees. We increased our sales force from 112 on January 1, 2002 to 135 on March 31, 2002. Our sales force operates in 47 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

The following tables summarize our loan production. The gains we have recognized are discussed under results of operations. Additionally, we discuss our cost of production under General and Administrative Expenses under Results of Operations.

Table 17—Non-conforming Loan Originations
(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2002:
First quarter	3,602	$471,994	$131,037	98.9%	80%	5.45	9.0%	84%

2001:
Fourth quarter	2,944	$374,261	$127,127	100.0%	80%	5.45	9.3%	82%
Third quarter	3,179	370,349	116,499	98.8	81	5.43	10.0	81
Second quarter	2,930	344,892	117,710	102.9	81	5.38	10.0	82
First quarter	2,078	243,864	117,355	106.7	82	5.41	10.4	82

Total	11,131	$1,333,366	$119,788	101.7%	81%	5.42	9.9%	82%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 18—Quarterly Mortgage Loan Originations by State (based on original principal)

	2002	2001
	First	Fourth	Third	Second	First
Collateral Location
California	22%	22%	20%	18%	16%
Florida	12	12	12	16	13
Michigan	5	6	7	8	9
Colorado	5	4	3	4	3
Ohio	4	5	4	5	6
Georgia	3	3	3	3	2
Texas	3	3	2	2	2
All other states	46	45	49	44	49

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

During the three months ended March 31, 2002, we earned net income of $8.9 million, $0.80 per diluted share, compared with net income of $3.0 million, $0.30 per diluted share, for the same period of 2001.

Our primary sources of revenue are interest earned on our mortgage loan portfolio and securities, gains on derivative instruments and gains from the sales and securitizations of mortgage loans. Earnings increased during the three months ended March 31, 2002 as compared to the same period of 2001 due primarily to the following factors:

(1)
Higher volume of average mortgage securities held and increased accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. The effect of the higher volume and increasing yield on our mortgage securities is displayed in Table 19. Our average security income increased from 15.2% in 2001 to 55.4% in 2002.

(2)
Gains recognized on our derivatives trading portfolio as interest rates increased from December 31, 2001 to March 31, 2002 as discussed in the “Gain on Derivative Instruments and Sales of Mortgage Assets” section of this document.

Net Interest Income

Table 19 is a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the three months ended March 31, 2002 and 2001. This table is presented to assist the reader in understanding the fluctuation in our net interest income from period to period.

Table 19—Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Three months ended March 31, 2002
Held-in-portfolio
Interest-earning mortgage assets	$198,078	$4,935	9.97%				$198,078	$4,935	9.97%

Interest-bearing liabilities:
Asset-backed bonds	$209,687	1,213	2.31%				$209,687	1,213	2.31%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		2,093						2,093

Total borrowings	$209,687	3,306	6.31				$209,687	3,306	6.31

Net interest income		$1,629						$1,629

Net interest spread			3.66						3.66

Net yield			3.29						3.29

Held-for-sale
Interest-earning mortgage assets	$310,367	$6,906	8.90%	$50,710	$7,018	55.36%	$361,077	$13,924	15.42%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$257,009	2,247	3.50%	62,000	377	2.43	319,009	2,624	3.29%

Cost of derivative financial instruments hedging liabilities		3,229			—			3,229

Total borrowings	$257,009	5,476	8.52	$62,000	377	2.43	$319,009	5,853	7.34

Net interest income		$1,430			$6,641			$8,071

Net interest spread			0.38			52.93			8.08

Net yield			1.84			52.38			8.94

Three months ended March 31, 2001
Held-in-portfolio
Interest-earning mortgage assets	$321,394	$8,128	10.12%				$321,394	$8,128	10.12%

Interest-bearing liabilities:
Asset-backed bonds	$341,598	5,763	6.75%				$341,598	5,763	6.75%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		(133)						(133)

Total borrowings	$341,598	5,630	6.59				$341,598	5,630	6.59

Net interest income		$2,498						$2,498

Net interest spread			3.53						3.53

Net yield			3.11						3.11

Held-for-sale
Interest-earning mortgage assets	$172,458	$4,612	10.70%	$35,613	$1,350	15.16%	$208,071	$5,962	11.46%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$135,113	2,406	7.12%	25,000	481	7.70	160,113	2,887	7.21

Cost of derivative financial instruments hedging liabilities		—			—			—

Total borrowings	$135,113	2,406	7.12	$25,000	481	7.70	$160,113	2,887	7.21

Net interest income		$2,206			$869			$3,075

Net interest spread			3.58			7.46			4.25

Net yield			5.12			9.76			5.91

The mortgage loans we originate and own have relatively high coupons and generally, in the aggregate, the coupon is not volatile. As a result, the average yield on our loans has been consistent. Rates on our financing arrangements adjust monthly, primarily indexed to one-month LIBOR. As a result, the cost of financing increases and decreases with short-term market conditions. Short-term market rates declined steadily in 2001 and, therefore, our net interest margin on loans has increased. Interest income on mortgage loans in the future will depend on the volume of loans we own. Generally, we expect to increase our loan portfolio as our origination volume increases. The net margin on our loans will depend on the coupons on the loans and short-term borrowing rates, which are a function of market demand and economic conditions.

Our securities primarily represent our ownership in the net cash flow of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased over the past year, the net cash flow we are receiving has increased correspondingly. Therefore, our yield (rate of accrual) on these securities has increased. We experienced average income on our securities of 15.2% for the three months ended March 31, 2001. The income increased to 55.4% during 2002 to reflect the increase in cash flow. If rates continue to remain low, we anticipate the cash flow to continue to be high on our securities and further increases in income will be generated. Future interest income will, however, be largely dependent on economic conditions. We also expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

Impact of Interest Rate Agreements.  We have executed interest rate agreements designed to mitigate exposure to interest rate risk. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. As expected, as short-term interest rates declined steadily in 2001, our expense related to interest rate agreements increased.

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

During the three months ended March 31, 2002, we made provisions for losses of $144,000 and incurred net charge-offs of $337,000, compared to $519,000 and $1.6 million during the same period of 2001. The following table presents a quarterly rollforward of our allowance for credit losses.

Table 20—Quarterly Activity—Allowance for Credit Losses
(in thousands)

	2002	2001
	March 31	December 31	September 30	June 30	March 31
Beginning balance	$5,711	$5,969	$6,419	$6,825	$7,944
Provision for credit losses	144	1,001	1,134	1,119	519
Amounts charged off, net of recoveries	(337)	(1,259)	(1,584)	(1,525)	(1,638)

Ending balance	$5,518	$5,711	$5,969	$6,419	$6,825

Mortgage loans–held-in-portfolio, net	$207,379	$226,033	$253,053	$290,365	$332,766

Prepayment Penalty Income

A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $118,000 and $250,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease is due to the decreasing loans in our portfolio and its seasoning, as the prepayment penalty periods expire.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. As of March 31, 2002, approximately 86% of the loans we service are covered by mortgage insurance. Premiums for mortgage insurance on loans maintained on our balance sheet are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance” and totaled $574,000 and $437,000 for the three months ended March 31, 2002 and 2001.

It is important to note that substantially all of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. This serves to reduce credit loss exposure in those mortgage pools. Insurance premiums on these loans are paid from the collateral proceeds and, therefore, are not included in the amount of total premiums for mortgage loan insurance expense in our statement of income.

We intend to continue to purchase mortgage insurance coverage on the majority of newly originated loans as they are securitized. However, we have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage on a substantial portion of our future production.

Gain on Derivative Instruments and Sales of Mortgage Assets

Our gain on derivative instruments and sales of mortgage assets is made up of the following components:

	For the Three Months ended March 31,
	2002	2001
Gain on derivative instruments	$4,692	$—
Gain on sales of mortgage loans transferred in securitizations	3,581	4,944
Gain on sales of mortgage loans to third parties	1,155	262
Loss on sales of real estate owned	(106)	(183)

	$9,322	$5,023

Gain on derivative instruments.  We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings used to fund loans held-for-sale. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates increased from December 31, 2001 to March 31, 2002, we recognized a gain of $4.7 million, reflective of the corresponding increase in fair value of these non-hedge derivative instruments during the quarter. During the three months ended March 31, 2001, all derivative instruments met the requirements for hedge accounting and therefore no gain or loss was recognized.

Gain on sales of mortgage loans.  We executed securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retained the AAA-rated interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions are structured as sales for accounting and income tax reporting. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. The following table provides a summary of mortgage loans sold outright and transferred in securitizations.

Table 21—Quarterly Mortgage Loan Sales (A)
(dollars in thousands)

	Outright Mortgage Loan Sales				Mortgage Loans Transferred in Securitizations
	Principal Amount	Percent of Total Sales	Net Gain Recognized	Weighted Average Price To Par	Principal Amount	Percent of Total Sales	Net Gain Recognized
2002:
First quarter	$47,025	10.6%	$1,155	103.5	$395,124	89.4%	$3,581
2001:
Fourth quarter	$25,524	7.1%	$235	101.7	$334,501	92.9%	$5,497
Third quarter	19,511	4.0	84	102.0	465,532	96.0	7,330
Second quarter	17,516	7.9	373	102.3	203,647	92.1	3,959
First quarter	10,773	4.8	262	102.9	211,420	95.2	4,944

Total	$73,324	5.7%	$954	102.1	$1,215,100	94.3%	$21,730

(A)	Does not include conforming loans

For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash out method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were a constant prepayment rate of 28, projected losses of 1.3% and a discount rate of 21.9%.

Fee Income

Fee income primarily consists of fees from two sources—servicing fees from investors and borrowers and broker fees from loan investors. As a loan servicer, we collect normal fees for servicing loans that collateralize asset-backed bonds and mortgage securities. These fees are generated at the rate of 50 basis points of the principal balance and are earned as interest is collected from borrowers. In addition, we collect fees directly from the borrower in the normal course of servicing loans for such items as late payment assessments and processing fees for special handling.

Loan investors who fund the loans we broker pay fees to our branches. These fees constitute standard broker “premiums” for the types of loans we broker. As discussed below under Branch Operations, the net income of the branches accrues to the branch manager.

General and Administrative Expenses

Table 22—General and Administrative Expenses
(dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
Compensation and benefits	$9,136	$6,685
Travel and entertainment	2,673	1,897
Office administration	1,835	1,790
Loan expense	811	519
Professional and outside services	589	414
Other	591	518

Total general and administrative expenses	$15,635	$11,823

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

The increase in general and administrative expenses is the result of an increase in the number of affiliated branches during the two periods, which is a direct link to headcount. As of the three months ended March 31, 2002, we had 142 affiliated branches compared to 76 as of March 31, 2001. We employed 1,241 people as of the three months ended March 31, 2002, compared with 622 as of the same period ended 2001.

The loan costs of production table below includes all costs paid and fees collected during the loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. Deferred net costs are recognized over the life of the loan, serving to reduce either interest income (at receipt of monthly payment, payoff or transfer to real estate owned) or gain on sales of mortgage assets (when sold outright or transferred in securitization). Increased efficiencies in the non-conforming lending operation correlate to lower general and administrative costs and higher interest income and gain on sales of mortgage assets.

Table 23—Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium paid to broker, net of fees collected	Total Acquisition Cost
2002:
First quarter	2.00	0.50	2.50
2001:
Fourth quarter	1.90	0.50	2.40
Third quarter	1.93	0.47	2.40
Second quarter	1.86	0.49	2.35
First quarter	2.37	0.54	2.91

During the first quarter of 2002 we opened a second wholesale processing office in Cleveland, Ohio. This second production office was staffed ahead of the production demand and as a result we experienced a slight increase in our average cost to originate a loan.

Table 24—Divisional Operations—General and Administrative Expenses
Three Months Ended March 31, 2002 (in thousands)

	Mortgage Portfolio	Mortgage Lending and Servicing	Affiliated Branches		Total
			Operations	Management
Compensation and benefits	$601	$6,814	$1,262	$459	$9,136
Travel and public relations	25	781	1,762	105	2,673
Office administration	84	1,424	192	135	1,835
Loan expense	—	726	84	1	811
Professional and outside services	213	341	11	24	589
Other	16	246	226	103	591

Total	$939	$10,332	$3,537	$827	$15,635

Three Months Ended March 31, 2001 (in thousands)
	Mortgage Portfolio	Mortgage Lending and Servicing	Affiliated Branches		Total
			Operations	Management
Compensation and benefits	$442	$3,513	$2,475	$255	$6,685
Travel and public relations	11	310	1,549	27	1,897
Office administration	123	1,165	413	89	1,790
Loan expense	—	461	58	—	519
Professional and outside services	195	207	3	9	414
Other	(11)	73	342	114	518

Total	$760	$5,729	$4,840	$494	$11,823

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

Table 25—Summary of Servicing Operations
(dollars in thousands except per loan cost)

	2002		2001
	March 31		December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$2,307,620		$1,994,448		$1,756,523		$1,501,844		$1,263,773

Number of loans	19,593		17,425		15,916		13,916		11,999

Servicing income, net of amortization of mortgage servicing rights	$1,675	0.29	$1,560	0.31	$1,691	0.39	$1,366	0.36	$1,465	0.46
Costs of servicing	1,538	0.27	1,303	0.26	1,269	0.29	1,166	0.31	1,238	0.39

Net servicing income	$137	0.02	$257	0.05	$422	0.10	$200	0.05	$227	0.07

Annualized costs of servicing per unit	$313.99		$299.11		$318.92		$335.15		$412.70

Affiliated Branches

We operate our mortgage brokerage unit under the name NovaStar Home Mortgage, Inc. (NHMI). Our first branch was opened in December 1999. Many of the original branches were opened as wholly-owned subsidiaries of NHMI, and, therefore, are part of our consolidated financial statements. Branches are currently being opened as limited liability companies (LLCs). As such, the LLCs are not part of our consolidated financial statements as we have no controlling interest in these companies. We have only a minority interest in these companies. Following is a summary of the operations segregated by LLC and non-LLC.

Table 26—Branch Operations—Non-LLC
(dollars in thousands)

	2002	2001
	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	19	15	22	22	77
Loans originated	752	776	744	722	1,126
Fee income	$3,537	$2,974	$3,896	$4,570	$4,840
General and administrative costs	$3,537	$3,014	$3,950	$4,548	$4,840
Personnel	159	189	200	217	288

Table 27—Branch Operations—LLC
(dollars in thousands)

	2002	2001
	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	123	108	83	64	—
Loans originated	2,432	2,115	1,403	1,189	—
Fee income	$9,713	$9,224	$5,388	$3,088	$—
General and administrative costs	$8,990	$9,647	$5,278	$2,799	$—
Personnel	546	405	271	138	—

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

Table 28—Branch Management
(dollars in thousands)

	2002	2001
	March 31	December 31	September 30	June 30	March 31
Fee income	$1,085	$1,336	$885	$738	$450
General and administrative costs	$827	$1,016	$747	$580	$494
Personnel	21	32	15	16	15

Table 29—Taxable Net Income
(dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
GAAP net income	$8,921	$3,013
Equity in net income of NFI Holding Corp.	13	(1,182)
Cumulative effect of a change in accounting principle	—	1,384
Interest rate agreement amortization	(104)	(427)
Residual purchase commitment fee	(400)	(423)
Credit losses, net of provision	(214)	(1,058)
Other	80	39
Use of net operating loss carryforward	—	(821)

Taxable net income before preferred dividends	8,296	525
Preferred dividends	—	(525)
Surrender of warrants	(3,673)	—

Taxable net income available to common shareholders	$4,623	$—

Taxable net income per common shareholder	$0.45	$—

During the first quarter of 2002, we recognized a charge to taxable income of $3.7 million for the value of warrants converted by warrant holders (see Note 5 to our consolidated financial statements). A charge of $9.5 million was recognized in the second quarter for the warrants converted by RFC. These charges do not relate to our current operating results. The Board of Directors currently plans on paying dividends to shareholders that represent our current operating taxable income, which will exclude the effect of this $13.2 million dollars in tax deductions. This will result in $13.2 million in return of capital for the 2002 dividends. For the first quarter, a dividend of $0.80 per share was declared.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 16, we have $72.0 million in immediately available funds, including $24.7 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow the greater of the market value of the loans or 98% of the outstanding principal. Funding for the difference—generally 2% of the principal—must come from other cash inflows. We use operating cash inflow in the form of cash flow from mortgage securities, principal and interest on mortgage loans, fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $3.6 billion in loans, assuming no other demands on cash and assuming a 2% “haircut”.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans are dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no guaranty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of March 31, 2002 would need to decline by nearly 50% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of March 31, 2002, we have approximately $12.5 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure. In 1999, we sold a substantial portion of the loans we originated. We securitized much of our loan production in 2001 and 2002. Selling loans to third parties provides another means for cash flow, should we need additional liquidity.

Cash activity during the three months ended March 31, 2002 and 2001 is presented in the consolidated statement of cash flows.

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

Impact of Recently Issued Accounting Pronouncements

Note 1 of the consolidated financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2001 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

Our investment policy sets the following general goals:

(1) Maintain the net interest margin between assets and liabilities, and

(2) Diminish the effect of changes in interest rate levels on the market value of NovaStar Financial.

Loan Price Volatility.  To the extent we choose to sell loans, financial results will depend on the ability to find purchasers for the loans at prices that cover origination expenses and earn a profit. Loans will be sold based on the returns that can be earned by holding the loans at cost while taking into consideration the amount of capital that must be held against them versus the return implied by market bid prices. Loans may be sold if returns are determined to be too low for the risks that are being taken.

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

Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2002, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 30—Interest Rate Sensitivity-Income
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (D)	(100)	Base	100	200
As of March 31, 2002
Income (expense) from:
Assets	N/A	$164,739	$133,232	$169,068	$171,250
Liabilities (B)	N/A	(51,248)	(71,537)	(92,253)	(113,295)
Interest rate agreements	N/A	(28,226)	16,841	(5,501)	5,862

Net interest income	N/A	$85,265	$78,536	$71,314	$63,817

Percent change in net interest income from base	N/A	8.6	—	(9.2)	(18.7)

Percent change of capital (C)	N/A	4.9	—	(5.2)	(10.6)

As of December 31, 2001
Income (expense) from:
Assets	N/A	$133,173	$135,196	$136,598	$141,106
Liabilities (B)	N/A	(35,336)	(51,896)	(68,801)	(86,099)
Interest rate agreements	N/A	(21,647)	(14,636)	(7,624)	(612)

Net interest income	N/A	$76,190	$68,664	$60,173	$54,395

Percent change in net interest income from base	N/A	11.0	—	(12.4)	(20.8)

Percent change of capital (C)	N/A	5.8	—	(6.5)	(11.0)

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes debt issuance costs, amortization of loan premiums, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income as a percent of total stockholders’ equity as of March 31, 2002 and December 31, 2001.
(D)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 31—Interest Rate Sensitivity—Market Value
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of March 31, 2002
Change in market values of:
Assets	N/A	$14,578	$(31,857)	$(75,150)
Liabilities	N/A	(2,341)	2,475	5,002
Interest rate agreements	N/A	(25,705)	25,180	49,899

Cumulative change in market value	N/A	$(13,468)	$(4,202)	$(20,249)

Percent change of market value portfolio equity (B)	N/A	(8.1)%	(2.5)%	(12.2)%

As of December 31, 2001
Change in market values of:
Assets	N/A	$13,158	$(28,771)	$(67,162)
Liabilities	N/A	(2,245)	2,382	6,414
Interest rate agreements	N/A	(15,505)	15,218	30,236

Cumulative change in market value	N/A	$(4,592)	$(11,171)	$(30,512)

Percent change of market value portfolio equity (B)	N/A	(3.0)%	(7.3)%	(19.8)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2002 and December 31, 2001.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity Analysis.  The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on March 31, 2002. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

Assumptions Used in Interest Rate Sensitivity Analysis.  Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of March 31, 2002.

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

We use interest rate cap and swap contracts to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in the best interest of NovaStar Financial, given the cost of hedging transactions and the need to maintain Real Estate Investment Trust (REIT) status.

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

Interest rate cap agreements are legal contracts between us and a third party firm or “counter-party”. The counter-party agrees to make payments to us in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly premium payments or have chosen to pay the premiums upfront to the counterparties under contract. Each contract has a fixed notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one- or three-month LIBOR on a set notional amount.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

As of March 31, 2002, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.   Changes in Securities

Not applicable

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Submission of Matters of Vote of Security Holders

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4**	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
*	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b) NovaStar Financial filed no Form 8-K’s during the three months ended March 31, 2002.

NOVASTAR FINANCIAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 9, 2002	/S/ SCOTT F. HARTMAN

Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2002	/S/ RODNEY E. SCHWATKEN

Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Accounting Officer)