Form 10-Q
period 2002-06-30
NOVASTAR FINANCIAL INC
filed 2002-08-12
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to                          .

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

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   X      No

The number of shares of the registrant’s common stock outstanding as of August 9, 2002 was 10,417,659.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$48,208	$30,817
Mortgage loans—held-in-portfolio	184,335	226,033
Mortgage loans—held-for-sale	174,082	139,527
Mortgage securities—available-for-sale	137,877	71,584
Mortgage servicing rights	7,380	6,445
Assets acquired through foreclosure	6,962	13,185
Accrued interest receivable	4,906	5,495
Other assets	23,228	19,294

Total assets	$586,978	$512,380

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$234,563	$143,350
Asset-backed bonds	174,854	219,048
Accounts payable and other liabilities	14,135	15,227
Dividends payable	9,373	4,758

Total liabilities	432,925	382,383
Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding December 31, 2001	—	43
Common stock, 10,414,385 and 5,804,255 shares issued and outstanding, respectively	104	58
Additional paid-in capital	129,782	137,860
Accumulated deficit	(14,287)	(15,887)
Accumulated other comprehensive income	39,638	9,177
Notes receivable from founders	(1,184)	(1,254)

Total stockholders’ equity	154,053	129,997

Total liabilities and stockholders’ equity	$586,978	$512,380

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Interest income	$44,214	$26,707	$25,355	$12,617
Interest expense	18,827	14,392	9,668	5,876

Net interest income before provision for credit losses	25,387	12,315	15,687	6,741
Provision for credit losses	(9)	(1,638)	135	(1,119)

Net interest income	25,378	10,677	15,822	5,622
Fee income	14,390	12,290	7,449	6,086
Gain on derivative instruments and sales of mortgage assets	12,979	9,563	3,657	4,540
Prepayment penalty income	223	498	105	248
Premiums for mortgage loan insurance	(1,110)	(1,129)	(536)	(692)
Other income, net	1,022	791	529	344

General and administrative expenses:
Compensation and benefits	21,496	13,069	12,360	6,384
Travel and public relations	4,862	3,957	2,189	2,060
Office administration	4,086	3,388	2,251	1,598
Loan expense	1,998	924	1,187	405
Professional and outside services	1,420	1,010	831	596
Other	1,047	1,435	456	917

Total general and administrative expenses	34,909	23,783	19,274	11,960

Income before income tax and cumulative effect of a change in accounting principle	17,973	8,907	7,752	4,188
Income tax benefit	1,338	—	2,638	—
Cumulative effect of a change in accounting principle	—	(1,706)	—	—

Net income	19,311	7,201	10,390	4,188
Dividends on preferred shares	—	(1,082)	—	(557)

Net income available to common shareholders	$19,311	$6,119	$10,390	$3,631

Basic earnings per share	$1.87	$0.72	$1.00	$0.42

Diluted earnings per share	$1.77	$0.70	$0.97	$0.40

Weighted average basic shares outstanding	10,339	10,005	10,396	10,002

Weighted average diluted shares outstanding	10,970	10,350	10,704	10,491

Dividends declared per common share	$1.70	$0.13	$0.90	$0.13

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$19,311	$7,201
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	1,706
Amortization of premiums on mortgage assets	1,052	1,877
Amortization of mortgage servicing rights	2,196	612
Amortization of deferred debt costs	64	595
Forgiveness of founders’ promissory notes	70	70
Provision for credit losses	9	1,638
Net change in mortgage loans held for sale	(67,344)	(159,747)
Gains on derivative instruments and sales of mortgage assets	(12,979)	(9,583)
Changes in:
Accrued interest receivable	589	1,942
Other assets	(14,944)	(4,169)
Other liabilities	(4,580)	(125)

Net cash used in operating activities	(76,556)	(157,983)
Cash flow from investing activities:
Mortgage loan repayments—held-in-portfolio	36,487	70,811
Sales of assets acquired through foreclosure	11,347	12,975
Proceeds from paydowns on available-for-sale securities	20,329	6,921
Net assets acquired in acquisition of common stock of NFI Holding Corporation	—	872
Payment on founders’ promissory notes	—	641

Net cash provided by investing activities	68,163	92,220
Cash flow from financing activities:
Payments on asset-backed bonds	(44,258)	(78,856)
Change in short-term borrowings	91,213	157,377
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	(8,074)	6
Dividends paid on preferred stock	(2,014)	(1,050)
Dividends paid on common stock	(11,083)	—
Common stock repurchases	—	(345)

Net cash provided by financing activities	25,784	77,132

Net increase (decrease) in cash and cash equivalents	17,391	11,369
Cash and cash equivalents, beginning of period	30,817	2,518

Cash and cash equivalents, end of period	$48,208	$13,887

See accompanying notes to consolidated financial statements.

	For the Six Months Ended June 30,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,928	$14,402

Surrender of warrants	13,172	—

Dividends payable	9,373	$1,300

Retention of mortgage servicing rights	(3,132)	(1,837)

Assets acquired through foreclosure	(5,581)	(12,286)

Securities retained in securitizations	(51,687)	(19,102)

Non-cash activities related to the acquisition of common stock of NFI Holding Corporation on January 1, 2001:
Operating activities:
Increase in mortgage loans held-for-sale	$—	$(81,733)

Increase in other assets	$—	$(11,132)

Decrease in other liabilities	$—	$9,422

Investing activities:
Increase in real estate owned	$—	$(892)

Increase in mortgage loans	$—	$(81,733)

Decrease in investment in/advances to NFI Holding Corp.	$—	$48,307

Financing activities:
Increase in borrowings	$—	$36,900

Non-cash financing activities related to founders’ notes receivable:
Decrease in founders’ notes receivable	$—	$4,340

Decrease in additional paid-in capital	$—	$(4,340)

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 (Unaudited)

Note 1.    Financial Statement Presentation

The consolidated financial statements as of and for the periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the financial statements. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financials annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2001.

The consolidated financial statements of NovaStar Financial include the accounts of all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated during consolidation.

Note 2.    Mortgage Servicing

The Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity for the six months ended June 30, 2002 and 2001 (in thousands).

	For the Six Months Ended June 30,
	2002	2001
Balance, January 1	$6,445	$—
Amount acquired in purchase of common stock of NFI Holding Corporation, net of accumulated amortization of $0 and $2,968	—	2,923
Amount capitalized in connection with transfer of loans to securitization trusts	3,131	1,837
Amortization	(2,196)	(612)

Balance, June 30	$7,380	$4,148

The fair value is estimated by either discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates or obtaining third-party bids.

The following table summarizes the estimated amortization expense for the next three years for mortgage servicing rights (in thousands). All mortgage servicing rights will be amortized by the end of 2005.

For July 1, 2002 through December 31, 2002	$2,114
For the year ended December 31, 2003	3,587
For the year ended December 31, 2004	1,593
For the year ended December 31, 2005	86

Note 3.    NovaStar Mortgage Funding Trust Series 2002-1 and 2002-2

On March 28, 2002 and June 28, 2002, NovaStar Mortgage executed securitization transactions accounted for as sales of loans. In addition, derivative instruments with a fair value of $(1,128,000) were transferred into the trusts. These instruments serve to reduce interest rate risk to the bondholders. Details of this transaction are as follows:

	Value of Asset-Backed Bonds Issued	Economic Residual Value as of June 30, 2002	Book Value of Collateral Sold	Gain Recognized
NMFT 2002-1	$487,500,100	$33,057,000	$499,998,000	$8,082,000
NMFT 2002-2	301,475,100	22,693,000	310,000,000	10,459,000

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

Note 6.    Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the six months and three months ended June 30, 2002 and 2001 (in thousands).

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Net income	$19,311	$7,201	$10,390	$4,188
Other comprehensive income
Change in unrealized gain available-for-sale securities, net of income taxes	31,447	12,980	26,016	4,974
Change in unrealized loss on derivative instruments used in cash flow hedges	(5,741)	(1,263)	(5,725)	(15)
Implementation of SFAS No. 133	—	34	—	—
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	4,806	(265)	2,713	112
Other amortization	(51)	—	(25)	—

Comprehensive income	$49,772	$18,687	$33,369	$9,259

Note 7.    Segment Reporting

The Company manages and operates in four business segments: mortgage portfolio management, mortgage lending and loan servicing, branch operations and branch management. Mortgage portfolio operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off-balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Branch management costs include the corporate-level income and costs to support branch operations. Following is a summary of income and assets by the Company’s primary operating units for the six and three months ended June 30, 2002 and 2001 (in thousands).

Six Months Ended June 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$30,867	$13,347	$—	$—	$44,214
Interest expense	(7,507)	(11,320)	—	—	(18,827)

Net interest income	23,360	2,027	—	—	25,387
Provision for losses	(242)	233	—	—	(9)
Fee income	—	5,543	6,515	2,332	14,390
Gain on derivative instruments and sales of mortgage loans	(457)	13,436	—	—	12,979
Other income (expense)	(236)	349	—	22	135
General and administrative expenses	(4,097)	(22,482)	(6,515)	(1,815)	(34,909)

Income before income tax	18,328	(894)	—	539	17,973
Income tax benefit (expense)	—	1,971	—	(633)	1,338

Net income (loss)	$18,328	$1,077	$—	$(94)	$19,311

Six Months Ended June 30, 2001

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest Income	$19,064	$7,643	$—	$—	$26,707
Interest expense	(10,800)	(3,592)	—	—	(14,392)

Net interest income	8,264	4,051	—	—	12,315
Provision for losses	(1,759)	121	—	—	(1,638)
Fee income	(480)	2,172	9,410	$1,188	12,290
Gain on derivative instruments and sales of mortgage loans	186	9,377	—	—	9,563
Other income (expense)	1151	(991)	—	—	160
General and administrative expenses	(1,190)	(12,131)	(9,388)	(1,074)	(23,783)

Income before cumulative effect of a change in accounting principle	6,172	2,599	22	114	8,907
Cumulative effect of a change in accounting principle	(1,385)	(321)	—	—	(1,706)

Net Income	$4,787	$2,278	$22	$114	$7,201

Three Months Ended June 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$18,991	$6,364	$—	$—	$25,355
Interest expense	(3,823)	(5,845)	—	—	(9,668)

Net interest income	15,168	519	—	—	15,687
Provision for losses	(109)	244	—	—	135
Fee income	—	3,224	2,978	$1,247	7,449
Gain on derivative instruments and sales of mortgage loans	(384)	4,041	—	—	3,657
Other income (expense)	(94)	175	—	17	98
General and administrative expenses	(3,158)	(12,150)	(2,978)	(988)	(19,274)

Income before income tax	11,423	(3,947)	—	276	7,752
Income tax benefit (expense)	—	2,815	—	(177)	2,638

Net income (loss)	$11,423	$(1,132)	$—	$99	$10,390

Three Months Ended June 30, 2001

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$9,586	$3,031	$—	$—	$12,617
Interest expense	(4,833)	(1,043)	—	—	(5,876)

Net interest income	4,753	1,988	—	—	6,741
Provision for losses	(1,279)	160	—	—	(1,119)
Fee income	—	778	4,570	$738	6,086
Gain on derivative instruments and sales of mortgage loans	208	4,332	—	—	4,540
Other income (expense)	(296)	196	—	—	(100)
General and administrative expenses	(432)	(6,400)	(4,548)	(580)	(11,960)

Net income (loss)	$2,954	$1,054	$22	$158	$4,188

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the six and three months ended June 30, 2002 and 2001 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Amounts paid to mortgage lending and servicing from mortgage portfolio:
Loan servicing fees	$630	$869	$290	$390
Administrative fees	410	354	199	173
Amounts received from mortgage lending and servicing to mortgage portfolio:
Intercompany interest income	(2,986)	(1,607)	(1,691)	(1,581)
Guaranty, commitment, loan sale, and securitization fees	(2,568)	(1,657)	(1,281)	(98)

Note 8.    Earnings Per Share

The computations of basic and diluted EPS computations for the six and three months ended June 30, 2002 and 2001, are as follows, including the effects of income taxes and cumulative effect of a change in accounting principle (in thousands except per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Numerator	$19,311	$7,201	$10,390	$4,188

Denominator:
Weighted average common shares outstanding—basic
Common shares outstanding	10,339	5,719	10,396	5,716
Convertible preferred stock	—	4,286	—	4,286

Weighted average common shares outstanding—basic	10,339	10,005	10,396	10,002

Weighted average common shares outstanding—dilutive
Stock options	257	110	278	149
Warrants	374	235	30	340

Weighted average common shares outstanding—dilutive	10,970	10,350	10,704	10,491

Basic earnings per share—before cumulative effect of a change in accounting principle	$1.87	$0.89	$1.00	$0.42
Basic loss per share due to cumulative effect of a change in accounting principle	—	(0.17)	—	—

Basic earnings per share	$1.87	$0.72	$1.00	$0.42

Diluted earnings per share—before cumulative effect of a change in accounting principle	$1.77	$0.87	$0.97	$0.40
Diluted loss per share due to cumulative effect of a change in accounting principle	—	(0.17)	—	—

Diluted earnings per share	$1.77	$0.70	$0.97	$0.40

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

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term portfolio investor.

•	Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements.

•	Earnings are generated from return on mortgage securities and spread income on the mortgage loan portfolio.

Residential Mortgage Lending and Loan Servicing

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

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The result of these estimates affect reported amounts of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. Our critical accounting estimates impact only two of our three reportable segments; our mortgage portfolio and mortgage lending and servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

Information regarding the assumptions we used in the preparation of our consolidated financial statements is discussed under “Mortgage Securities” in the following discussion.

Mortgage Securities.    Our mortgage securities primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans. Our interest in these securities consists of:

—	The interest spread between the coupon on the underlying loans and the cost of financing.

—	Prepayment penalties received from borrowers who payoff their loans early in their life.

—	Overcollateralization, which is designed to protect the primary bondholder from credit loss on the underlying loans.

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

We believe the accounting estimates related to the valuation of our mortgage securities and establishing the rate of income recognition on mortgage securities are “critical accounting estimates” because they can materially effect net income and require us to forecast interest rates, mortgage principal payments, prepayments, and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our mortgage securities. Management uses internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities. We believe the value of our mortgage securities is fair, but can provide no assurance that future prepayment and loss experience or changes in their required market discount rate will not require write-downs of the residual assets. Write-downs would reduce income of future periods.

During 2002, we increased the accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. Our average security yield has increased to 81.1% for the six months ended June 30, 2002 from 18.2% for the same period of 2001. This resulted in a corresponding increase in our mortgage securities income recognized during the first six months of 2002 compared with the same period of 2001. The effect of the increasing yield on our mortgage securities is shown in Table 21. If the rates used to accrue income on our mortgage securities for the six months ended June 30, 2002 had been increased or decreased by 10%, net income during the first six months of 2002 would have increased by $3.1 million and decreased by $2.8 million, respectively.

As of June 30, 2002 and December 31, 2001, the weighted average discount rate used in valuing our mortgage securities is 27%. The weighted-average constant prepayment rate used in valuing our mortgage securities as of June 30, 2002 was 38 versus 35 as of December 31, 2001. If the discount rate used in valuing our mortgage securities as of June 30, 2002 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $7.5 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $8.4 million.

Transfers of Assets (Loan Securitization) and Related Gains.    We combine the mortgage loans we originate and mortgage securities in pools to serve as collateral for asset-backed bonds that are issued to the public. The loans or securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned. When these transfers are executed in a manner such that we have no control over the collateral, the transfer is accounted for as a sale. We do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities above). A gain or loss on the sale is recorded. The gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the securitization—the loans or securities transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment. The valuation of mortgage securities is based on the present value of future expected cash flows to be received (See Mortgage Securities discussion above). The rate used to discount the cash flow projections is critical in the evaluation of our mortgage securities. Management uses internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows.

The discount rates used in the initial valuation of mortgage securities for the six months ended June 30, 2002 compared with same period of 2001 were 30% and 20%. The increase in discount rates in 2002 compared with 2001 was due to spreads widening and returns on our securities increasing between the two periods. If the discount rate used in the initial valuation of our mortgage securities in 2002 had been increased by 500 basis points, the initial value of our mortgage securities would have decreased by $3.8 million and the gain recognized on the transfer of mortgage loans in securitizations would have decreased by $3.7 million. If we would have decreased the discount rate used in the initial valuation of our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $4.4 million and the gain recognized on the transfer of mortgage loans in securitizations would have increased by $4.3 million.

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

The allowance, and therefore the related charge to income, is based on the assessment by management of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing provisions charged to operating income. The accounting estimate of the allowance for credit losses is considered a “critical accounting estimate” as significant changes in the mortgage loan portfolio, our ability to obtain mortgage insurance and/or economic conditions may affect the allowance for credit losses and net income. The assumptions used by management regarding these key economic indicators are highly uncertain and involve a great deal of judgment. An internally developed migration analysis is the primary tool used in analyzing our allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date.

The allowance for credit losses was $4.2 million as of June 30, 2002 compared to $5.7 million at December 31, 2001. The decline is partly due to the decline in mortgage loans—held in portfolio. Additionally, $400,000 was included in the December 31, 2001 reserve balance for the expected loss on one loan. The loss on this loan was realized in June, and the reserve was reduced by $400,000. The allowance for credit losses as a percent of mortgage loans—held-in-portfolio was 2.3% as of June 30, 2002 compared with 2.5% as of December 31, 2001. No loans have been added to our portfolio since our last asset-backed bond transaction treated as a financing transaction in 1998. If we were to assume the estimate of credit losses as a percent of outstanding principal increased or decreased by 10%, the allowance for credit losses and related provision as of and for the six months ended June 30, 2002, respectively, would increase or decrease by $1.6 million. The make-up of our mortgage loan portfolio is discussed below under “Mortgage Loans”. The allowance for credit losses is discussed below under that heading. We discuss purchased mortgage insurance under the heading “Premiums Paid for Mortgage Insurance.”

Table 1 — Quarterly Mortgage Loan Sales (A)
(dollars in thousands)

	Outright Mortgage Loan Sales
	Principal Amount	Percent Of Total Sales	Net Gain Recognized	Weighted Average Price To Par (B)
2002
Second quarter	$80,421	16.2%	$1,332	103.0
First quarter	47,025	10.6%	1,155	103.5

Total	$127,446	13.6%	$2,487	103.2

2001
Fourth quarter	$25,524	7.1%	$235	101.7
Third quarter	19,511	4.0%	84	102.0
Second quarter	17,516	7.9%	373	102.3
First quarter	10,773	4.8%	262	102.9

Total	$73,324	5.7%	$954	102.1

	Mortgage Loans Transferred in Securitizations
					Assumptions Underlying Initial Value of Mortgage Security
	Principal Amount	Percent Of Total Sales	Net Gain Recognized	Initial Value of Mortgage Security	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2002
Second quarter	$414,874	83.8%	$14,959	$29,048	25	30%	1.61%
First quarter	395,124	89.4%	3,581	23,942	28	30%	1.65%

Total	$809,998	86.4%	$18,540	$52,990	26	30%	1.63%

2001
Fourth quarter	$334,501	92.9%	$5,497	$15,784	28	25%	1.20%
Third quarter	465,532	96.0%	7,330	21,966	28	25%	1.20%
Second quarter	203,647	92.1%	3,959	12,321	28	20%	1.20%
First quarter	211,420	95.2%	4,944	12,791	28	20%	1.20%

Total	$1,215,100	94.3%	$21,730	$62,862	28	23%	1.20%

(A)	Does not include conforming loan sales
(B)	The loans we have sold in 2001 have been in higher credit grades and lower coupons than those sold in 2000. As a result, market prices are lower.

Table 2—Quarterly Activity—Allowance for Credit Losses
(in thousands)

	2002		2001
	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$5,518	$5,711	$5,969	$6,419	$6,825	$7,944
Provision for credit losses	(135)	144	1,001	1,134	1,119	519
Amounts charged off, net of recoveries	(1,226)	(337)	(1,259)	(1,584)	(1,525)	(1,638)

Ending balance	$4,157	$5,518	$5,711	$5,969	$6,419	$6,825

Mortgage loans—held-in-portfolio, net	$184,335	$207,379	$226,033	$253,053	$290,365	$332,766

Weighted-average loan-to-value—held-in-portfolio	79.3%	79.3%	79.3%	79.5%	79.8%	79.7%
Weighted-average delinquency—held-in-portfolio	13.6%	15.2%	11.5%	15.2%	14.7%	14.3%
Mortgage insurance as a percent of held-in-portfolio	81.9%	81.1%	81.6%	81.6%	45.1%	34.1%

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

Financial Condition as of June 30, 2002 and December 31, 2001

Mortgage Loans.    We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” Loans that serve as collateral for our asset-backed bonds are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of June 30, 2002 was $184 million compared to $226 million as of December 31, 2001. The decrease in the balance is due to principal paydowns as no loans have been added to our portfolio.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans – held for sale and short-term borrowings between June 30, 2002 and December 31, 2001 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions. Details regarding loan originations for the first and second quarters 2002 as well as mortgage loans sold can be found in the “Mortgage Loan Production” and “Gains on Derivative Instruments and Sales of Mortgage Assets” sections of this document, respectively.

Premiums are paid on substantially all mortgage loans. Premiums are amortized as a reduction of interest income over the estimated lives of the assets. Tables 5 and 8 provide information to analyze the impact of principal payments on amortization. To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate mortgage loans with prepayment penalties.

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

Prepayment rates in Table 8 represent the annualized principal prepayment rate in the most recent one, three and twelve month periods and over the life of the pool of loans. This information has not been presented for held-for-sale loans as we do not expect to own the loans for a period long enough to experience material repayments.

Characteristics of the mortgage loans we own such as credit grade, coupon, loan-to-value, prepayment speeds and delinquency statistics are provided in Tables 3 through 8. These characteristics are important as they provide key indicators of the credit and prepayment risks inherent in our mortgage loan portfolio, which have a direct impact on our past and future operating performance. The operating performance of our mortgage loan portfolio, including net interest income, allowances for credit losses and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.”

Table 3 — Mortgage Loans by Credit Grade
(dollars in thousands)

				June 30, 2002				December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value ($)	Weighted Average Loan-to- Value (%)	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value ($)	Weighted Average Loan-to- Value (%)
Held-in-portfolio:
AA	0 x 30	95		$ 28,603	9.42%	$ 23,521	82.2%	$ 35,922	9.59%	$ 29,480	82.1%
A	1 x 30	90		73,024	9.80	57,979	79.4	90,775	10.05	71,835	79.1
A-	2 x 30	90		43,859	10.27	35,570	81.1	53,971	10.52	44,007	81.5
B	3 x 30, 1 x 60, 5 x 30, 2 x 60	85		23,768	10.72	18,394	77.4	28,400	11.05	21,989	77.4
C	1 x 90	75		12,877	11.29	9,247	71.8	15,122	11.53	10,935	72.3
D	6 x 30, 3 x 60, 2 x 90	65		2,469	11.59	1,610	65.2	2,770	12.15	1,793	64.8

				$184,600	10.10	$146,321	79.3	$226,960	10.34	$180,039	79.3

Held-for-sale:
Alt A	0 x 30	97	(B)	$ 463	9.75%	$ 417	90.0%	$ 11,662	8.74%	$ 10,001	85.8%
AAA	0 x 30	97	(B)	20,218	11.21	8,299	41.0	28,892	8.70	21,519	74.5
AA	0 x 30	95		63,400	9.63	51,009	80.5	32,352	9.14	25,541	78.9
A	1 x 30	90		42,853	9.81	36,249	84.6	25,218	9.21	19,942	79.1
A-	2 x 30	90		19,036	9.36	15,743	82.7	10,964	9.21	8,669	79.1
B	3 x 30, 1 x 60, 5 x 30, 2 x 60	85		19,626	9.81	16,444	83.8	8,828	9.33	6,603	74.8
C	1 x 90	75		5,388	10.28	3,967	73.6	599	11.77	450	75.1
Other	Varies	97		1,709	8.59	1,341	78.5	19,713	9.33	16,966	86.1

				$172,693	9.86	$133,469	77.3	$138,228	9.08	$109,691	79.4

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate only; all other maximum of 95%.

Table 4 — Mortgage Loans by Geographic Concentration
Percent Current Principal

	June 30, 2002		December 31, 2001
	Held-in-portfolio	Held-for-sale	Held-in-portfolio	Held-for-sale
Collateral Location
Florida	15%	9%	16%	11%
California	13	21	13	23
Washington	6	6	6	1
Oregon	5	1	5	2
Texas	5	3	5	3
Indiana	5	2	5	2
Ohio	4	6	4	5
Michigan	3	7	3	7
Colorado	1	6	1	4
All other states	43	39	42	42

Total	100%	100%	100%	100%

Table 5 — Carrying Value of Mortgage Loans by Product/Type
(in thousands)

Product/Type	June 30, 2002	December 31, 2001
Held-in-portfolio:
30/15-year fixed and balloon	$106,136	$128,299
Two and three-year fixed	67,790	85,145
Six-month LIBOR and one-year CMT	10,674	13,516

Outstanding principal	184,600	226,960
Deferred broker premium and costs	3,749	4,630
Allowance for credit losses	(4,014)	(5,557)

Carrying value	$184,335	$226,033

Carrying value as a percent of principal	99.86%	99.59%

Held-for-sale:
30/15-year fixed and balloon	$47,532	$49,013
Two and three-year fixed	125,161	89,215

Outstanding principal	172,693	138,228
Deferred broker premium and costs	1,532	1,453
Allowance for credit losses	(143)	(154)

Carrying value	$174,082	$139,527

Carrying value as a percent of principal	100.80%	100.94%

Table 6—Mortgage Credit Analysis—Held-in-portfolio Loans
(dollars in thousands)

June 30, 2002				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
NovaStar Home Equity Series 1997-1:
A	$117,904	$10,724	72.3	—	—	4.9	4.9
A-	73,499	7,052	77.1	4.2	—	9.7	13.9
B	53,812	4,424	71.6	2.2	—	7.7	9.9
C	23,065	2,673	70.3	—	—	—	—
D	9,021	937	70.1	18.7	—	5.1	23.8
NovaStar Home Equity Series 1997-2:
AA	$3,153	$98	90.0	—	—	—	—
A	104,582	12,125	80.1	1.2	—	5.9	7.1
A-	63,660	8,297	81.8	—	—	9.6	9.6
B	36,727	4,223	77.3	—	—	6.2	6.2
C	11,354	2,062	68.6	—	—	—	—
D	1,529	402	60.5	—	—	—	—
NovaStar Home Equity Series 1998-1:
AA	$59,213	$10,358	82.8	—	—	12.2	12.2
A	113,457	20,818	81.1	0.5	0.4	10.6	11.5
A-	63,100	10,742	81.1	2.9	3.1	12.1	18.1
B	38,249	5,734	79.0	0.6	1.1	12.6	14.3
C	23,029	3,585	75.1	1.2	1.2	13.4	15.8
D	5,495	629	63.3	—	—	37.4	37.4
NovaStar Home Equity Series 1998-2:
AA	$64,851	$18,147	81.6	0.6	0.8	4.4	5.8
A	113,557	29,357	80.8	0.4	0.4	8.4	9.2
A-	70,399	17,768	82.8	1.8	1.7	8.5	12.0
B	40,818	9,387	79.8	1.2	2.6	11.2	15.0
C	22,335	4,557	72.1	1.8	1.8	13.3	16.9
D	2,951	501	61.7	—	5.5	—	5.5

Total	$1,115,760	$184,600

December 31, 2001				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
NovaStar Home Equity Series 1997-1:
A	$117,904	$12,946	73.1	—	2.8	4.3	7.1
A-	73,499	9,119	77.3	.2	8.2	12.1	20.5
B	53,812	5,445	72.7	1.5	3.1	16.0	20.6
C	23,065	2,855	70.7	—	0.9	—	0.9
D	9,021	971	69.4	—	—	—	—
NovaStar Home Equity Series 1997-2:
AA	$3,153	$347	86.4	—	—	—	—
A	104,582	14,505	79.3	1.2	0.8	9.9	11.9
A-	63,660	9,384	83.0	0.7	1.4	4.2	6.3
B	36,727	5,011	79.0	4.3	0.7	15.7	20.7
C	11,354	2,376	69.7	—	—	6.3	6.3
D	1,529	422	60.4	—	—	8.4	8.4
NovaStar Home Equity Series 1998-1:
AA	$59,213	$12,633	83.3	2.5	0.5	12.1	15.1
A	113,457	25,397	80.7	2.8	2.4	11.6	16.8
A-	63,100	13,666	82.0	1.0	0.7	13.3	15.0
B	38,249	7,464	78.4	4.7	2.5	11.5	18.7
C	23,029	4,469	75.4	2.6	1.9	17.6	22.1
D	5,495	739	63.6	—	25.5	6.4	31.9
NovaStar Home Equity Series 1998-2:
AA	$64,851	$22,942	81.5	2.0	0.4	3.2	5.6
A	113,557	37,927	80.6	1.4	1.3	9.5	12.2
A-	70,399	21,802	83.2	1.1	4.0	7.1	12.2
B	40,818	10,495	80.0	3.1	1.7	20.8	25.6
C	22,335	5.407	72.5	2.3	1.9	14.6	18.8
D	2,951	638	61.5	—	—	7.6	7.6

Total	$1,115,760	$226,960

Table 7—Loss Analysis–Held-in-portfolio Loans
(dollars in thousands)

June 30, 2002
	Cumulative Losses As Reported, as Percent of Original Balance	Loans Repurchased From Trusts
		Loss Amount	Loss As a % of Original Balance	Total Losses
NHES 1997-1	1.97%	$3,938	1.42%	3.39%
NHES 1997-2	2.57	6,475	2.93	5.50
NHES 1998-1	2.85	7,927	2.62	5.47
NHES 1998-2	2.60	2,488	0.79	3.39

December 31, 2001
	Cumulative Losses As Reported, as Percent of Original Balance	Loans Repurchased From Trusts
		Loss Amount	Loss As a % of Original Balance	Total Losses
NHES 1997-1	1.78%	$3,522	1.27%	3.05%
NHES 1997-2	2.01	6,299	2.85	4.86
NHES 1998-1	2.16	7,685	2.54	4.70
NHES 1998-2	2.03	2,425	0.77	2.80

Table 8—Mortgage Loan Coupon and Prepayment Analysis
(dollars in thousands)

	Issue Date	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
								Three- month	Twelve- Month	Life
As of June 30, 2002
Held-in-portfolio—serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$25,810	$1,157	1%	10.43%	—	42	39	39
Series 1997-2	December 11, 1997	221,005	27,207	542	25	10.65	0.08	34	32	36
Series 1998-1	April 30, 1998	302,543	51,866	843	24	10.17	0.18	43	37	34
Series 1998-2	August 18, 1998	314,911	79,717	1,207	30	9.98	0.30	32	36	29

Total		$1,115,760	$184,600	$3,749	23%	10.19%	0.19

Held-for-sale:			$172,693	$1,532	85%	9.06%	2.39	Not meaningful

As of December 31, 2001
Held-in-portfolio—serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$31,336	$1,453	19%	10.90%	0.09	26	37	39
Series 1997-2	December 11, 1997	221,005	32,045	652	22	10.79	0.18	23	37	37
Series 1998-1	April 30, 1998	302,543	64,368	1,050	24	10.45	0.29	34	40	33
Series 1998-2	August 18, 1998	314,911	99,211	1,475	31	10.18	0.48	39	37	28

Total		$1,115,760	$226,960	$4,630	26%	10.34%	0.33

Held-for-sale:			$138,228	$1,453	79%	9.08%	2.35	Not meaningful

        Mortgage Securities—available-for-sale.    Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retained interest-only securities, which are AAA rated. We also retain the prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see Mortgage Servicing Rights under the header “Financial Condition as of June 30, 2002 and December 31, 2001). As of June 30, 2002 and December 31, 2001, the fair value of mortgage securities was $137.9 million and $71.6 million, respectively. In the first and second quarters of 2002, we executed securitizations totaling $810 million in mortgage loans. We retained mortgage securities with a value of $56.6 million, which served to increase our mortgage securities balance. Cash received on securities serves to decrease our mortgage securities which has been offset by market value adjustments as the securities are stated at their fair value.

The value of our securities represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that owns the collateral. In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgements about the nature of the loans. Table 9 summarizes our mortgage securities and the underlying collateral and senior asset-backed bonds. Table 10 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate and their valuation. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 11 through 15.

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

Table 9 — Mortgage Securities
(dollars in thousands)

June 30, 2002	Estimated Fair Value of Mortgage Securities		Asset-Backed Bonds		Mortgage Loans
			Remaining Principal	Interest Rate	Remaining Principal		Weighted Average
							Coupon		Estimated Months to Call
NMFT 1999-1
Subordinated securities (non-investment grade)	$3,886		$43,476	4.76%	$49,875		9.97%		36
NMFT 2000-1
Interest only (AAA-rated)	—
Prepayment penalty (AAA-rated)	—

Subordinated securities (non-investment grade)	495

	495		104,849	2.29	108,392		10.13		36
NMFT 2000-2
Interest only (AAA-rated)	—
Prepayment penalty (AAA-rated)	—
Subordinated securities (non-investment grade)	835

	835		195,426	2.28	200,996		10.57		32
NMFT 2001-1
Interest only (AAA-rated)	15,208
Prepayment penalty (AAA-rated)	2,710
Subordinated securities (non-investment grade)	1,102

	19,020		309,754	2.20	316,272		10.33		33
NMFT 2001-2
Interest only (AAA-rated)	36,098
Prepayment penalty (AAA-rated)	5,904
Subordinated securities (non-investment grade)	2,897

	44,899		708,640	1.84	721,067		9.68		45
NMFT 2002-1
Interest only (AAA-rated)	26,443
Prepayment penalty (AAA-rated)	2,891
Subordinated securities (non-investment grade)	4,615

	33,949		477,602	2.19	490,414		8.77		66
NMFT 2002-2
Interest only (AAA-rated)	17,897
Prepayment penalty (AAA-rated)	1,636
Subordinated securities (non-investment grade)	3,160

	22,693		301,197	2.18	309,883		8.85		83
CAPS 2001-C1
Subordinated securities (non-investment grade)	12,100		5,368	7.25	(A	)	(A	)	(A)

Total	$137,877		$2,146,312		$2,196,899

December 31, 2001
NMFT 1999-1
Subordinated securities (non-investment grade)	$3,661		$56,541	4.58%	$62,665		10.23%		46
NMFT 2000-1
Interest only (AAA-rated)	— (A	)
Prepayment penalty (AAA-rated)	— (A	)
Subordinated securities (non-investment grade)	560

	560		145,538	2.18	149,400		10.16		44
NMFT 2000-2
Interest only (AAA-rated)	— (A	)
Prepayment penalty (AAA-rated)	— (A	)
Subordinated securities (non-investment grade)	997

	997		252,995	2.18	259,037		10.59		41
NMFT 2001-1
Interest only (AAA-rated)	14,132
Prepayment penalty (AAA-rated)	3,648
Subordinated securities (non-investment grade)	1,016

	18,796		367,468	2.28	373,949		10.35		50
NMFT 2001-2
Interest only (AAA-rated)	31,428
Prepayment penalty (AAA-rated)	6,130
Subordinated securities (non-investment grade)	1,813

	39,371		772,296	2.09	784,617		9.70		61
CAPS 2001-C1
Subordinated securities (non-investment grade)	8,199		19,241	7.25	(A	)	(A	)	(A)

Total	$71,584		$1,614,079		$1,629,668

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly affects the performance of the CAPS 2001-C1 security.

Table 10 —Characteristics of Loan Collateral, Valuation of Individual Mortgage Securities
and Assumptions (dollars in thousands)

June 30, 2002
NovaStar Mortgage Funding Trust Series:
	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1	2002-2	CAPS 2001-C1		Total
Discount rate (%)	25	40	40	25	25	25	30	40
Constant prepayment rate (%)	31	43	52	52	43	31	24	(A	)
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	10.0	5.2	1.2	2.4	2.2	0.8	0.1	(A	)
Loans in foreclosure	6.4	3.2	3.3	3.3	1.6	0.2	—	(A	)
Real estate owned	6.1	3.6	3.7	2.2	0.5	—	—	(A	)
Cumulative losses (as reported)	2.5	0.2	0.1	—	—	—	—	(A	)
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$—	$—	$2,710	$17,635	$20,493	$19,431	$—		$60,269
Prepayment penalty (AAA- rated)	—	—	—	2,522	3,055	2,403	1,590	—		9,570
Subordinated securities (non-investment grade)	5,571	330	664	607	278	4,359	1,028	3,376		16,213
Unrealized gain (loss)	(1,685)	165	171	13,181	23,931	6,694	644	8,724		51,825

Fair Value (Carrying Value)	$3,886	$495	$835	$19,020	$44,899	$33,949	$22,693	$12,100		$137,877

December 31, 2001
NovaStar Mortgage Funding Trust Series:
	1999-1	2000-1	2000-2	2001-1	2001-2	CAPS 2001-C1		Total
Discount rate (%)	25	40	40	25	25	40
Constant prepayment rate (%)	30	41	44	39	31	43
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	8.8	3.7	1.9	2.2	—	(A	)
Loans in foreclosure	6.0	2.8	2.6	1.1	—	(A	)
Real estate owned	5.5	1.7	0.8	0.1	—	(A	)
Cumulative losses (as reported)	1.8	0.1	—	—	—	(A	)
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$—	$—	$9,272	$26,783	$—		$36,055
Prepayment penalty (AAA- rated)	—	—	—	3,325	4,640	—		7,965
Subordinated securities (non- investment grade)	5,366	413	661	619	421	3,094		10,574
Unrealized gain (loss)	(1,705)	147	336	5,580	7,527	5,105		16,990

Fair Value (Carrying Value)	$3,661	$560	$997	$18,796	$39,371	$8,199		$71,584

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

Table 11 — Loans Collateralizing Mortgage Securities by Credit Grade
(dollars in thousands)

June 30, 2002
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value ($)	Weighted Average Loan-to-Value (%)

Alt A	0 x 30	97	(B)	$101,500	8.74%	$85,989	84.7%
AAA	0 x 30	97	(B)	414,128	8.86	334,498	80.8
AA	0 x 30	95		616,258	9.47	508,445	82.5
A	1 x 30	90		380,165	9.71	306,094	80.5
A-	2 x 30	90		193,557	9.87	153,502	79.3
B	3 x 30, 1x 60 5 x 30, 2 x 60	85		146,522	10.10	112,471	76.8
C	1 x 90	75		25,900	10.87	17,337	66.9
D	6 x 30, 3 x 60, 2 x 90	65		596	11.91	390	64.0
Other	Varies	97		318,273	10.21	286,210	89.9

				$2,196.899	9.57	1,804,936	82.2

December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value ($)	Weighted Average Loan-to- Value (%)

Alt A	0 x 30	97	(B)	$—	—%	$—	—%
AAA	0 x 30	97	(B)	319,360	9.64	258,676	81.0
AA	0 x 30	95		482,718	10.17	405,881	83.9
A	1 x 30	90		302,271	10.36	246,927	81.6
A-	2 x 30	90		190,054	10.52	153,872	81.0
B	3 x 30, 1x 60 5 x 30, 2 x 60	85		124,052	10.85	96,735	78.0
C	1 x 90	75		29,549	11.43	20,198	68.4
D	6 x 30, 3 x 60, 2 x 90	65		1,425	12.29	888	62.3
Other	Varies	97		180,239	11.51	168,472	93.5

				$1,629.668	10.37	1,351,649	82.9

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 12— Loans Collateralizing Mortgage Securities by Geographic Concentration
Percent of Current Principal

	June 30, 2002	December 31, 2001
Collateral Location
California	18%	13%
Florida	13	14
Michigan	7	9
Ohio	5	6
Nevada	4	5
Arizona	4	5
Colorado	4	4
All other states	45	44
Total	100%	100%

Table 13 — Loans Collateralizing Mortgage Securities
Carrying Value of Loans by Product/Type (in thousands)

Product/Type	June 30, 2002	December 31, 2001
Two and three-year fixed	$1,626,870	$1,236,328
Six-month LIBOR and one-year CMT	1,246	2,607
30/15-year fixed and balloon	568,783	390,733

Outstanding principal	$2,196,899	$1,629,668

Mortgage securities retained	$137,877	$71,584

Table 14 — Loans Collateralizing Mortgage Securities
Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
							Three- month	Twelve- Month	Life

June 30, 2002
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$49,875	41%	9.97%	0.59	36	36	29
2000-1 (A)	March 31, 2000	230,138	108,392	68	10.13	1.36	53	40	27
2000-2 (A)	September 28, 2000	339,688	200,996	87	10.57	1.29	45	34	25
2001-1	March 31, 2001	415,067	316,272	90	10.33	1.58	31	22	18
2001-2	September 25, 2001	800,033	721,067	88	9.68	1.93	19	—	11
2002-1	March 28, 2002	499,998	490,414	86	8.77	2.39	6	—	5
2002-2	June 28, 2002	310,000	309,883	86	8.85	2.45	—	—	—

Total		$2,759,919	$2,196,899	73%	9.57%	1.59

December 31, 2001
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$62,665	42%	10.23%	0.76	37	37	27
2000-1 (A)	March 31, 2000	230,138	149,400	88	10.16	1.65	35	30	21
2000-2 (A)	September 28, 2000	339,688	259,037	93	10.59	1.71	31	22	18
2001-1	March 31, 2001	415,067	373,949	89	10.35	2.02	18	—	11
2001-2	September 25, 2001	800,033	784,617	86	9.70	2.25	7	—	6

Total		$1,949,921	$1,629,668	87%	10.37%	2.00

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 15 — Loans Collateralizing Mortgage Securities
Mortgage Credit Analysis (dollars in thousands)

June 30, 2002				Defaults as Percent Of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60-89 days	90 days and greater	Foreclosure And REO	Total

NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$4,024	$2,049	77.6	3.0	—	10.0	13.0
AA	30,772	9,677	86.0	0.8	1.2	5.5	7.7
A	50,693	14,409	84.3	—	0.6	8.2	8.8
A-	38,953	12,450	81.7	1.2	2.1	9.5	12.8
B	23,135	7,267	79.0	2.3	2.0	23.7	28.0
C	12,959	3,474	69.8	—	—	23.5	23.5
C-	47	—	—	—	—	—	—
D	4,412	549	64.6	—	—	24.9	24.9
NovaStar Mortgage Funding Trust Series 2000-1: (A)
AAA	$85,222	$40,345	80.4	0.4	1.8	3.1	5.3
AA	55,874	25,763	83.0	2.7	0.1	5.0	7.8
A	36,422	18,499	80.8	4.9	0.2	9.7	14.8
A-	23,329	11,472	80.5	0.3	0.9	7.3	8.5
B	13,089	5,072	79.8	3.5	—	5.3	8.8
C	5,922	2,592	68.9	—	2.2	14.1	16.3
C-	335	—	—	—	—	—	—
D	51	47	58.0	—	—	—	—
Other	9,894	4,602	92.1	—	—	9.9	9.9
NovaStar Mortgage Funding Trust Series 2000-2: (A)
AAA	$57,846	$32,920	81.3	0.3	0.3	5.1	5.7
AA	103,454	63,648	84.0	1.7	1.4	5.6	8.7
A	60,735	36,889	81.9	1.0	0.9	8.6	10.5
A-	39,939	21,651	81.5	0.6	0.3	8.5	9.4
B	19,843	11,207	77.3	2.3	—	3.8	6.1
C	4,275	2,543	66.2	6.4	2.1	3.7	12.2
C-	388	522	74.6	—	—	—	—
Other	53,208	31,616	92.9	0.6	1.3	6.2	8.1
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$70,652	$51,271	81.9	0.5	0.6	3.1	4.2
AA	130,278	103,792	84.7	0.5	0.5	5.2	6.2
A	75,748	57,814	82.0	0.4	0.9	4.3	5.6
A-	43,418	33,306	80.9	—	0.5	7.4	7.9
B	38,186	28,723	77.8	0.5	0.9	6.0	7.4
C	4,863	3,422	66.3	2.8	—	6.0	8.8
C-	50	—	—	—	—	—	—
Other	51,872	37,944	94.4	0.8	0.3	5.2	6.3
NovaStar Mortgage Funding Trust Series 2001-2:
Alt. A	$40,980	$36,929	86.5	1.1	—	0.7	1.8
AAA	120,365	108,534	80.9	0.4	—	1.2	1.6
AA	234,977	211,530	82.6	0.3	0.1	1.2	1.6
A	152,307	138,454	81.2	0.8	—	2.0	2.8
A-	69,915	62,727	80.0	0.4	0.1	1.4	1.9
B	56,493	50,819	77.4	0.3	0.2	1.3	1.8
C	9,890	8,842	66.5	—	—	—	—
C-	222	213	55.3	—	—	—	—
Other	114,884	103,019	90.6	0.2	—	1.4	1.6
NovaStar Mortgage Funding Trust Series 2002-1:
Alt. A	$36,390	$35,692	84.3	—	—	0.5	0.5
AAA	113,230	111,060	80.6	0.5	0.1	—	0.6
AA	126,174	123,755	81.1	—	—	—	—
A	70,182	68,837	78.5	—	—	0.1	0.1
A-	32,549	31,925	75.1	—	—	—	—
B	27,999	27,462	73.3	0.8	—	—	0.8
C	1,401	1,374	61.6	—	—	—	—
C-	415	407	60.7	—	—	—	—
Other	91,658	89,902	86.9	—	—	—	—
NovaStar Mortgage Funding Trust Series 2002-2:
Alt. A	$28,890	$28,879	83.0	—	—	—	—
AAA	67,975	67,949	80.2	0.1	—	—	0.1
AA	78,122	78,093	79.7	0.1	—	—	0.1
A	45,280	45,263	77.8	—	—	—	—
A-	20,034	20,026	77.4	—	—	—	—
B	15,978	15,972	76.8	—	—	—	—
C	1,683	1,682	70.9	—	—	—	—
C-	829	829	68.2	—	—	—	—
Other	51,209	51,190	88.6	—	—	—	—

	$2,759,919	$2,196,899

December 31, 2001
				Defaults as Percent Of Current Principal

Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60-89 days	90 days and greater	Foreclosure And REO	Total

NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$4,024	$2,071	78.3	—	2.9	—	2.9
AA	30,772	12,437	85.3	0.8	1.6	5.3	7.7
A	50,693	19,018	83.8	3.9	1.8	6.3	12.0
A-	38,953	15,076	82.4	0.9	1.2	10.8	12.9
B	23,135	8,581	79.5	2.6	10.4	17.2	30.2
C	12,959	4,759	71.3	3.3	1.9	28.4	33.6
C-	47	—	—	—	—	—	—
D	4,412	723	62.8	—	—	13.1	13.1
NovaStar Mortgage Funding Trust Series 2000-1: (A)
AAA	$85,222	$55,395	80.6	—	1.4	3.2	4.6
AA	55,874	37,708	83.2	3.0	—	4.6	7.6
A	36,422	24,730	80.9	3.0	2.3	7.1	12.4
A-	23,329	14,329	80.4	1.3	—	5.4	6.7
B	13,089	7,277	80.0	—	—	10.9	10.9
C	5,922	3,446	68.6	1.7	—	18.0	19.7
C-	335	—	—	—	—	—	—
D	51	48	58.0	—	—	—	—
Other	9,894	6,467	92.0	1.6	0.8	2.4	4.8
NovaStar Mortgage Funding Trust Series 2000-2: (A)
AAA	$57,846	$43,593	81.2	2.4	0.2	1.3	3.9
AA	103,454	80,428	83.9	0.6	0.9	5.2	6.7
A	60,735	45,658	81.5	2.0	0.8	4.4	7.2
A-	39,939	29,522	81.4	—	1.5	5.2	6.7
B	19,843	15,387	77.0	0.7	—	4.9	5.6
C	4,275	3,094	67.1	—	—	10.1	10.1
C-	388	532	74.7	—	—	—	—
Other	53,208	40,823	92.8	0.7		4.3	5.0
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$70,652	$63,821	81.3	0.4	0.1	0.6	1.1
AA	130,278	118,813	84.4	1.4	—	1.4	2.8
A	75,748	67,834	81.6	1.6	—	3.2	4.8
A-	43,418	39,920	80.5	0.8	0.3	4.1	5.2
B	38,186	33,806	77.8	0.5	0.2	2.6	3.3
C	4,863	4,190	66.7	—	—	1.9	1.9
C-	50	48	65.0	—	—	—	—
Other	51,872	45,517	94.3	1.1	0.2	2.9	4.2
NovaStar Mortgage Funding Trust Series 2001-2:
Alt. A	$40,980	$40,190	86.5	—	—	—	—
AAA	120,365	118,047	80.9	—	—	0.3	0.3
AA	234,977	230,450	82.6	0.2	0.1	0.6	0.9
A	152,307	149,370	81.1	0.6	0.1	0.6	1.3
A-	69,915	68,568	79.6	0.9	—	0.4	1.3
B	56,493	55,404	77.3	1.1	—	1.5	2.6
C	9,890	9,699	66.8	—	—	—	—
C-	222	218	55.3	—	—	—	—
Other	114,884	112,671	90.5	0.5	—	0.1	0.6

	$1,949,921	$1,629,668

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 16 — Mortgage Loss Analysis – Loans Collateralizing Mortgage Securities
(dollars in thousands)

June 30, 2002
		Loans Repurchased From Trusts
	Cumulative Losses As Reported	Losses	Loss as a % of Original Balance	Total Losses
NMFT 1999-1	2.49%	$907	0.55%	3.04%
NMFT 2000-1 (A)	0.23	23	0.01	0.24
NMFT 2000-2 (A)	0.14	34	0.01	0.15
NMFT 2001-1	0.03	—	—	.03
NMFT 2001-2	0.01	—	—	.01
NMFT 2002-1	—	—	—	—
NMFT 2002-2	—	—	—	—

December 31, 2001
		Loans Repurchased From Trusts
	Cumulative Losses As Reported	Losses	Loss as a % of Original Balance	Total Losses
NMFT 1999-1	1.76%	$775	0.47%	2.23%
NMFT 2000-1 (A)	0.09	23	0.01	0.10
NMFT 2000-2 (A)	0.01	34	0.01	0.02
NMFT 2001-1	—	—	—	—
NMFT 2001-2	—	—	—	—

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Assets Acquired through Foreclosure. As of June 30, 2002, we had 85 properties in real estate owned with a carrying value of $7.0 million compared to 181 properties with a carrying value of $13.2 million as of December 31, 2001. The primary reason for the decline in real estate owned between December 31, 2001 and June 30, 2002 is due to liquidations of properties during the first six months of 2002. As the loans in our portfolio mature and pay down, the total volume of loans decreases and the percentage of non-performing loans decreases as the probability of default is higher in the early years of a loan’s life. Additionally, our mortgage insurance serves to mitigate our exposure to loan losses (see Mortgage Insurance Premiums). Losses recognized on liquidations of the real estate we have acquired through foreclosures are detailed under the heading “Gain on Derivative Instruments and Sales of Mortgage Assets”.

Mortgage Servicing Rights. As discussed under Mortgage Securities – Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties is not retained and we have not purchased the right to service loans. As of June 30, 2002, we have $7.4 million in capitalized mortgage servicing rights compared with $6.4 million as of December 31, 2001. The value of the mortgage servicing rights we retained in our first and second quarter securitizations was $3.2 million. Amortization of mortgage servicing rights was $2.2 million during the first six months of 2002.

Other Assets. Included in other assets as of June 30, 2002 are advances on behalf of borrowers for taxes, insurance, foreclosures and other customer service functions, collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc, and aggregated $8.8 million as of June 30, 2002 compared with $6.8 million as of December 31, 2001. These balances will generally increase as our assets and loan servicing balances increase. Also included in other assets are deposits with our derivative counterparties in the amount of $24.8 million as of June 30, 2002 compared with $18.0 million as of December 31, 2001. The value of the interest rate swaps offset the deposits by $18.0 million and $9.8 million, as of June 30, 2002 and December 31, 2001, respectively. These balances will generally decrease as interest rates rise and increase when interest rates fall.

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

Table 17 — Asset-backed Bonds
(in thousands)

	Asset-backed Bonds		Mortgage Loans
	Remaining Principal	Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of June 30, 2002:
NovaStar Home Equity Series:
Issue 1997-1	$23,692	2.31%	$26,228	10.43%	—
Issue 1997-2	24,974	2.34	27,673	10.65	—
Issue 1998-1	47,278	2.24	54,322	10.17	—
Issue 1998-2	78,910	2.05	83,227	9.98	2

	$174,854

As of December 31, 2001:
NovaStar Home Equity Series:
Issue 1997-1	$29,942	2.41%	$33,035	10.90%	—
Issue 1997-2	30,629	2.44	33,525	10.79	—
Issue 1998-1	59,751	2.33	68,326	10.45	—
Issue 1998-2	98,790	2.31	104,855	10.18	9
Unamortized debt issuance costs, net	(64)

	$219,048

(A)	Includes assets acquired through foreclosure.

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

Table 18 — Short-term Financing Resources
June 30, 2002
(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$48,208
Lines of credit and mortgage and securities repurchase facilities	$860,000	$243,846	$234,563	$9,283

Total	$860,000	$243,846	$234,563	$57,491

Stockholders’ Equity.  The increase in our stockholders’ equity as of June 30, 2002 compared to December 31, 2001 is a result of the following:

•	$ 19.3 million increase due to net income recognized for the six months ended June 30, 2002.

•	$ 8.1 million decrease due to exercise of stock options and acquisition of warrants

•	$ 31.4 million increase in unrealized gains on mortgage securities classified as available-for-sale

•	$ 5.7 million decrease in unrealized losses on derivative instruments used in cash flow hedges

•	$ 4.8 million increase due to net settlements of derivative instruments reclassified to earnings used in cash flow hedges

•	$ 17.7 million decrease due to dividends on common stock.

Mortgage Loan Production

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and have generated gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize.

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 2,500 brokers are active customers and approximately 9,200 are approved. Loans are underwritten and funded in a centralized facility by our employees. We increased our sales force from 112 on January 1, 2002 to 150 on June 30, 2002. Our sales force operates in 47 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

The following tables summarize our loan production. The gains we have recognized are discussed under results of operations. Additionally, we discuss our cost of production under General and Administrative Expenses under Results of Operations.

Table 19 — Non-conforming Loan Originations
(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2002:
Second quarter	3,983	$500,617	$125,688	101.0%	80%	5.56	9.1%	81%
First quarter	3,602	471,994	131,037	98.9	80	5.45	9.0	84

Total	7,585	$972,611	$128,228	100.0%	80%	5.51	9.0%	82%

2001:
Fourth quarter	2,944	$374,261	$127,127	100.0%	80%	5.45	9.3%	82%
Third quarter	3,179	370,349	116,499	98.8	81	5.43	10.0	81
Second quarter	2,930	344,892	117,710	102.9	81	5.38	10.0	82
First quarter	2,078	243,864	117,355	106.7	82	5.41	10.4	82

Total	11,131	$1,333,366	$119,788	101.7%	81%	5.42	9.9%	82%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 20 — Quarterly Mortgage Loan Originations by State (based on original principal)

	2002		2001
Collateral Location	Second	First	Fourth	Third	Second	First
California	22%	22%	22%	20%	18%	16%
Florida	12	12	12	12	16	13
Michigan	5	5	6	7	8	9
Ohio	5	4	5	4	5	6
Colorado	4	5	4	3	4	3

All other states	52	52	51	54	49	53

Results of Operations for the Six and Three Months Ended June 30, 2002 Compared with the Six and Three Months Ended June 30, 2001

During the six and three months ended June 30, 2002, we earned net income of $19.3 million, $1.77 per diluted share and $10.4 million, $0.97 per diluted share, respectively, compared with net income of $7.2 million, $0.70 per diluted share and $4.2 million, $0.40 per diluted share, for the same period of 2001.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, gains on derivative instruments, fees from borrowers and gains from the sales and securitizations of mortgage loans. Earnings increased during the six and three months ended June 30, 2002 as compared to the same period of 2001 due primarily to higher volume of average mortgage securities held and increased accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. The effect of the higher volume and increasing yield on our mortgage securities is displayed in Table 21. Our average security income increased from 18.2% in 2001 to 81.1% in 2002.

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

During the six months ended June 30, 2002, we made provisions for losses of $9,000 and incurred net charge-offs of $1.6 million compared to $1.6 million and $3.2 million, respectively during the same period of 2001. Table 2 presents a quarterly rollforward of our allowance for credit losses.

Net Interest Income

Table 21 is a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the six and three months ended June 30, 2002 and 2001. This table is presented to assist the reader in understanding the fluctuation in our net interest income from period to period.

Table 21 — Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Total
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Six months ended June 30, 2002
Held-in-portfolio
Interest-earning mortgage assets	$189,326	$9,363	9.89%				$189,326	$9,363	9.89%

Interest-bearing liabilities:
Asset-backed bonds	$198,538	2,368	2.39%				$198,538	2,368	2.39%
Other borrowings	—	—	—				—	—	—

Cost of derivative financial instruments hedging liabilities		4,233						4,233

Total borrowings	$198,538	6,601	6.65				$198,538	6,601	6.65

Net interest income		$2,762						$2,762

Net interest spread			3.24						3.24

Net yield			2.92						2.92

Held-for-sale
Interest-earning mortgage assets	$297,723	$13,065	8.78%	$53,726	$21,785	81.10%	$351,449	$34,850	19.83%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$237,344	4,114	3.47%	68,433	906	2.65%	305,777	5,020	3.28%

Cost of derivative financial instruments hedging liabilities		7,206			—			7,206

Total borrowings	$237,344	11,320	9.54	$68,433	906	2.65	$305,777	12,226	8.00

Net interest income		$1,745			$20,879			$22,624

Net interest spread			(0.76)			78.45			11.84

Net yield			1.17			77.72			12.87

Six months ended June 30, 2001
Held-in-portfolio
Interest-earning mortgage assets	$300,596	$15,106	10.05%				$300,596	$15,106	10.05%

Interest-bearing liabilities:
Asset-backed bonds	$325,029	9,949	6.12%				$325,029	9,949	6.12%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		(162)						(162)

Total borrowings	$325,029	9,787	6.02				$325,029	9,787	6.02

Net interest income		$5,319						$5,319

Net interest spread			4.03						4.03

Net yield			3.54						3.54

Held-for-sale
Interest-earning mortgage assets	$144,368	$7,643	10.59%	$43,596	$3,958	18.16%	$187,964	$11,601	12.34%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$106,644	3,473	6.51%	31,605	1,016	6.43%	138,249	4,489	6.50%

Cost of derivative financial instruments hedging liabilities		116			—			116

Total borrowings	$106,644	3,589	6.73	$31,605	1,016	6.43	$138,249	4,605	6.66

Net interest income		$4,054			$2,942			$6,996

Net interest spread			3.86			11.73			5.68

Net yield			5.62			13.50			7.44

	Mortgage Loans			Mortgage Securities			Total
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Three months ended June 30, 2002
Held-in-portfolio
Interest-earning mortgage assets	$180,670	$4,427	9.80%				$180,670	$4,427	9.80%

Interest-bearing liabilities:
Asset-backed bonds	$187,512	1,154	2.46%				$187,512	1,154	2.46%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		2,140						2,140

Total borrowings	$187,512	3,294	7.03				$187,512	3,294	7.03

Net interest income		$1,133						$1,133

Net interest spread			2.77						2.77

Net yield			2.51						2.51

Held-for-sale
Interest-earning mortgage assets	$285,217	$6,160	8.64%	$65,816	$14,768	89.75%	$351,033	$20,928	23.85%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$218,575	1,868	3.42%	74,795	529	2.83%	293,370	2,397	3.27%

Cost of derivative financial instruments hedging liabilities		3,977			—			3,977

Total borrowings	$218,575	5,845	10.70	$74,795	529	2.83	$293,370	6,374	8.69

Net interest income		$315			$14,239			$14,554

Net interest spread			(2.06)			86.92			15.16

Net yield			0.44			86.54			16.58

Three months ended June 30, 2001
Held-in-portfolio
Interest-earning mortgage assets	$280,329	$6,979	9.96%				$280,329	$6,979	9.96%

Interest-bearing liabilities:
Asset-backed bonds	$307,831	4,186	5.44%				$307,831	4,186	5.44%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		112						112

Total borrowings	$307,831	4,298	5.58				$307,831	4,298	5.58

Net interest income		$2,681						$2,681

Net interest spread			4.38						4.38

Net yield			3.83						3.83

Held-for-sale
Interest-earning mortgage assets	$116,957	$3,030	10.36%	$51,580	$2,608	20.22%	$168,537	$5,638	13.38%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$79,120	1,043	5.27%	38,524	536	5.57%	117,644	1,579	5.37%

Cost of derivative financial instruments hedging liabilities		(1)			—			(1)

Total borrowings	$79,120	1,042	5.27	$38,524	536	5.57	$117,644	1,578	5.37

Net interest income		$1,988			$2,072			$4,060

Net interest spread			5.09			14.65			8.01

Net yield			6.80			16.07			9.64

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

Our securities primarily represent our ownership in the net cash flow of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased over the past 18 months, the net cash flow we are receiving has increased correspondingly. Therefore, our yield (rate of accrual) on these securities has increased. We experienced average income on our securities of 18.2% and 20.2% for the six and three months ended June 30, 2001. The income increased to 81.1% and 89.8% during the same respective periods of 2002 to reflect the increase in cash flow. If rates continue to remain low, we anticipate the cash flow to continue to be high on our securities and further increases in income will be generated. Future interest income will, however, be largely dependent on economic conditions. We also expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

Impact of Interest Rate Agreements.    We have executed interest rate agreements designed to mitigate exposure to interest rate risk. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. Due to the steady decline in short-term interest rates in 2002, our expense related to interest rate agreements increased.

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

Gain on Derivative Instruments and Sales of Mortgage Assets

Our gain on derivative instruments and sales of mortgage assets is made up of the following components:

	For the Six Months ended June 30,		For the Three Months ended June 30,
	2002	2001	2002	2001
Gain on sales of mortgage loans transferred in securitizations	$18,541	$8,903	$14,960	$3,959
Gain on sales of mortgage loans to third parties	2,539	635	1,384	373
Loss on derivative instruments	(7,644)	—	(12,336)	—
Loss on sales of real estate owned	(457)	25	(351)	208

	$12,979	$9,563	$3,657	$4,540

Loss on derivative instruments.    We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates decreased from December 31, 2001 to June 30, 2002, we recognized a loss of $7.6 million, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments during the year. During the six months ended June 30, 2001, all derivative instruments met the requirements for hedge accounting and therefore no gain or loss was recognized.

Gain on sales of mortgage loans.    We executed securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retained the AAA-rated interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions are structured as sales for accounting and income tax reporting. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 1 provides a summary of mortgage loans sold outright and transferred in securitizations. For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash out method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were a constant prepayment rate of 27, projected losses of 1.4% and a discount rate of 23.3%.

Prepayment Penalty Income

A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $223,000 and $498,000 during the six months ended June 30, 2002 and 2001 compared with $105,000 and $248,000 for the three months ended June 30, 2002 and 2001. The decrease is due to shrinking of the portfolio and the expiration of prepayment penalties.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. As of June 30, 2002, approximately 86% of the loans we service are covered by mortgage insurance. Premiums for mortgage insurance on loans maintained on our balance sheet are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $1.1 million for both the six months ended June 30, 2002 and 2001 compared with $536,000 and $692,000 for the three months ended June 30, 2002 and 2001.

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

General and Administrative Expenses

Table 22 — General and Administrative Expenses
(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Compensation and benefits	$21,496	$13,069	$12,360	$6,384
Travel and public relations	4,862	3,957	2,189	2,060
Office administration	4,086	3,388	2,251	1,598
Loan expense	1,998	924	1,187	405
Professional and outside services	1,420	1,010	831	596
Other	1,047	1,435	456	917

Total general and administrative expenses	$34,909	$23,783	$19,274	$11,960

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

The increase in general and administrative expenses is primarily the result of an increase in the number of employees and stock compensation expense related to our variable stock options. Excluding our branch personnel, we employed 607 people as of the six months ended June 30, 2002, compared with 334 as of the same period ended 2001. This increase in headcount is attributable to our new conforming and retail business, growth in our wholesale business including the opening of an office in Cleveland and our expanding servicing operations. Stock compensation expense for the six months ended June 30, 2002 when compared to June 30, 2001 increased $2.6 million due to the rise in our stock price. If our stock price falls, the stock compensation expense will decrease.

Our fees and expenses related to our branch operations decreased in 2002 due to fewer non-LLC branches as shown in the affiliated branches section.

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

Table 23 — Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2002:
Second quarter	2.11	0.53	2.64
First quarter	2.00	0.50	2.50

2001:
Fourth quarter	1.90	0.50	2.40
Third quarter	1.93	0.47	2.40
Second quarter	1.86	0.49	2.35
First quarter	2.37	0.54	2.91

During the first quarter of 2002 we opened a second wholesale processing office in Cleveland, Ohio. This second production office was staffed ahead of the production demand and as a result we experienced a slight increase in our average cost to originate a loan.

Table 24 — Divisional Operations – General and Administrative Expenses
Six Months Ended June 30, 2002 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending Loan and Servicing	Affiliated Branches Operations Management		Total
Compensation and benefits	$3,475	$14,729	$2,283	$1,009	$21,496
Travel and public relations	42	1,419	3,200	201	4,862
Office administration	177	3,260	351	298	4,086
Loan expense	—	1,848	147	3	1,998
Professional and outside services	375	725	273	47	1,420
Other	28	501	261	257	1,047

Total	$4,097	$22,482	$6,515	$1,815	$34,909

Six Months Ended June 30, 2001 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches Operations Management		Total
Compensation and benefits	$537	$7,554	$4,411	$567	$13,069
Travel and public relations	25	758	3,106	68	3,957
Office administration	225	2,267	726	170	3,388
Loan expense	—	801	120	3	924
Professional and outside services	391	572	24	23	1,010
Other	12	179	1,001	243	1,435

Total	$1,190	$12,131	$9,388	$1,074	$23,783

Three Months Ended June 30, 2002 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches Operations Management		Total
Compensation and benefits	$2,874	$7,915	$1,021	$550	$12,360
Travel and public relations	17	638	1,438	96	2,189
Office administration	93	1,836	159	163	2,251
Loan expense	—	1,122	63	2	1,187
Professional and outside services	162	384	262	23	831
Other	12	255	35	154	456

Total	$3,158	$12,150	$2,978	$988	$19,274.

Three Months Ended June 30, 2001 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches Operations Management		Total
Compensation and benefits	$95	$4,041	$1,936	$312	$6,384
Travel and public relations	14	446	1,559	41	2,060
Office administration	101	1,103	313	81	1,598
Loan expense	—	340	62	3	405
Professional and outside services	197	366	19	14	596
Other	25	104	659	129	917

Total	$432	$6,400	$4,548	$580	$11,960

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

Table 25 — Summary of Servicing Operations
(dollars in thousands except per loan cost)

	2002				2001
	June 30		March 31		December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$2,558,407		$2,307,620		$1,994,448		$1,756,523		$1,501,844		$1,263,773

Number of loans	21,379		19,593		17,425		15,916		13,916		11,999

Servicing income, net of amortization of mortgage servicing rights	$1,773	0.28	$1,675	0.29	$1,560	0.31	$1,691	0.39	$1,366	0.36	$1,465	0.46
Costs of servicing	1,791	0.28	1,538	0.27	1,303	0.26	1,269	0.29	1,166	0.31	1,238	0.39

Net servicing income	$(18)	0.00	$137	0.02	$257	0.05	$422	0.10	$200	0.05	$227	0.07

Annualized costs of servicing per unit	$335.10		$313.99		$299.11		$318.92		$335.15		$412.70

Affiliated Branches

We operate our mortgage brokerage unit under the name NovaStar Home Mortgage, Inc. (NHMI). Our first branch was opened in December 1999. Many of the original branches were opened as wholly owned subsidiaries of NHMI, and, therefore, are part of our consolidated financial statements. Branches are currently being opened as limited liability companies (LLCs). As such, the LLCs are not part of our consolidated financial statements as we have no controlling interest in these companies. We have only a minority interest in these companies. Following is a summary of the operations segregated by LLC and non-LLC.

Table 26 — Branch Operations—Non-LLC
(dollars in thousands)

	2002		2001
	June 30	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	10	19	15	22	22	77
Loans originated	498	752	776	744	722	1,126
Fee income	$2,978	$3,537	$2,974	$3,896	$4,570	$4,840
General and administrative costs	$2,978	$3,537	$3,014	$3,950	$4,548	$4,840
Personnel	151	159	189	200	217	288

Table 27 — Branch Operations—LLC
(dollars in thousands)

	2002		2001
	June 30	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	152	123	108	83	64	—
Loans originated	3,052	2,432	2,115	1,403	1,189	—
Fee income	13,180	$9,713	$9,224	$5,388	$3,088	$—
General and administrative costs	$12,373	$8,990	$9,647	$5,278	$2,799	$—
Personnel	724	546	405	271	138	—

Under our agreements with branch managers, fee income generated by the branches net of operating expenses and excluding our management fee is paid to the branch manager as compensation. Fees we retain are designed to cover our management costs and generate a profit. For the fees we retain, we provide administrative functions for the branches, including accounting, human resources, license/registration and loan investor management. The following table summarizes the branch management fee income and costs.

Table 28—Branch Management
(dollars in thousands)

	2002		2001
	June 30	March 31	December 31	September 30	June 30	March 31
Fee income	$1,247	$1,085	$1,336	$885	$738	$450
General and administrative costs	$988	$827	$1,016	$747	$580	$494
Personnel	28	21	32	15	16	15

Table 29—Taxable Net Income
(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Net income	$19,311	$7,201	$10,390	$4,188
Equity in net income of NFI Holding Corp.	3,923	(1,267)	3,910	(85)
Stock Compensation Payable	1,928	84	1,894	84
Cumulative effect of a change in accounting principle	—	1,384	—	—
Interest rate agreement amortization	(190)	(638)	(86)	(211)
Residual purchase commitment fee	(800)	(830)	(400)	(407)
Credit losses, net of provision	(1,543)	(1,392)	(1,329)	(334)
Other	(248)	50	(294)	11
Use of net operating loss carryforward	—	(2,718)	—	(1,897)

Taxable net income before preferred dividends	22,381	1,874	14,085	1,349
Preferred dividends	—	(1,082)	—	(557)
Surrender of warrants	(13,172)	—	(9,499)	—

Taxable net income available to common shareholders	$9,209	$792	$4,586	$792

Taxable net income per common shareholder	$0.89	$0.08	$0.44	$0.08

During the first quarter of 2002, we recognized a charge to taxable income of $3.7 million for the value of warrants converted by warrant holders (see Note 5 to our consolidated financial statements). A charge of $9.5 million was recognized in the second quarter for the warrants converted by RFC.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 18, we have $57.5 million in immediately available funds, including $48.2 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow the greater of the market value of the loans or 98% of the outstanding principal. Funding for the difference – generally 2% of the principal—must come from other cash inflows. We use operating cash inflow in the form of cash flow from mortgage securities, principal and interest on mortgage loans, fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $2.8 billion in loans, assuming no other demands on cash and assuming a 2% “haircut”.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans are dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no guaranty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of June 30, 2002 would need to decline by nearly 50% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of June 30, 2002, we have approximately $24.8 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

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

Cash activity during the six months ended June 30, 2002 and 2001 is presented in the consolidated statement of cash flows.

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

Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2002, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

The following are summaries of the analysis.

Table 30—Interest Rate Sensitivity-Income
(dollars in thousands)

As of June 30, 2002	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (D)	(100)	Base	100	200
Income (expense) from:
Assets	N/A	$179,191	$181,944	$184,095	$185,994
Liabilities (B)	N/A	(39,130)	(60,375)	(82,218)	(104,552)
Interest rate agreements	N/A	(36,868)	(24,889)	(12,910)	(932)

Net interest income	N/A	$103,193	$96,680	$88,967	$80,510

Percent change in net interest income from base	N/A	6.7	—	(8.0)	(16.7)

Percent change of capital (C)	N/A	4.2	—	(5.0)	(10.5)

As of December 31, 2001
Income (expense) from:
Assets	N/A	$133,173	$135,196	$136,598	$141,106
Liabilities (B)	N/A	(35,336)	(51,896)	(68,801)	(86,099)
Interest rate agreements	N/A	(21,647)	(14,636)	(7,624)	(612)

Net interest income	N/A	$76,190	$68,664	$60,173	$54,395

Percent change in net interest income from base	N/A	11.0	—	(12.4)	(20.8)

Percent change of capital (C)	N/A	5.8	—	(6.5)	(11.0)

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes debt issuance costs, amortization of loan premiums, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income as a percent of total stockholders’ equity as of June 30, 2002 and December 31, 2001.
(D)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 31 — Interest Rate Sensitivity—Market Value
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
As of June 30, 2002	(200) (C)	(100)	100	200
Change in market values of:
Assets	N/A	$16,422	$(36,495)	$(85,413)
Liabilities	N/A	(2,420)	2,541	5,106
Interest rate agreements	N/A	(27,325)	26,788	53,051

Cumulative change in market value	N/A	$(13,323)	$(7,166)	$(27,256)

Percent change of market value portfolio equity (B)	N/A	(7.6)%	(4.1)%	(15.6)%

As of December 31, 2001
Change in market values of:
Assets	N/A	$13,158	$(28,771)	$(67,162)
Liabilities	N/A	(2,245)	2,382	6,414
Interest rate agreements	N/A	(15,505)	15,218	30,236

Cumulative change in market value	N/A	$(4,592)	$(11,171)	$(30,512)

Percent change of market value portfolio equity (B)	N/A	(3.0)%	(7.3)%	(19.8)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2002 and December 31, 2001.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity Analysis.    The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on June 30, 2002. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

Assumptions Used in Interest Rate Sensitivity Analysis.    Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of June 30, 2002.

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

Projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, loan-to-value, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on NovaStar Financial’s loans shown in Table 8 are weighted average speeds of all loans in each deal.

As shown in Table 8, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long term prepayment rates used in the interest rate sensitivity analysis. This table also indicates that as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

As of June 30, 2002, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.    Changes in Securities

Not applicable

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters of Vote of Security Holders

(a) The 2002 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 30, 2002.

(b) The following matters were voted on at the annual meeting:

	Vote
	For	Against	Abstain	Broker Non-Votes
1. Election of Directors (term expiring in 2005)
Scott F. Hartman	9,906,594	—	55,950	393,503
	Vote
	For	Against	Abstain	Broker Non-Votes
2. Ratification of Deloitte & Touche LLP as NovaStar Financial, Inc.’s independent public accountants for 2002	9,956,734	4,610	1,200	393,503

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

99.1	Statement Under Oath of Chief Executive Officer

99.2	Statement Under Oath of Principal Accounting Officer

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29, 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b) NovaStar Financial filed no Form 8-K’s during the three months ended June 30, 2002.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 12, 2002	/s/ SCOTT F. HARTMAN Scott F. Hartman Chairman of the Board, Secretary and Chief Executive Officer (Principal Executive Officer)

DATE: August 12, 2002	/s/ RODNEY E. SCHWATKEN Rodney E. Schwatken Vice President, Treasurer and Controller (Principal Accounting Officer)