Form 10-Q
period 2002-09-30
NOVASTAR FINANCIAL INC
filed 2002-11-13
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of November 8, 2002 was 10,418,721

NOVASTAR FINANCIAL, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

2

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$43,802	$30,817
Mortgage loans – held-for-sale	338,587	139,527
Mortgage securities – available-for-sale	179,600	71,584
Mortgage loans – held-in-portfolio	166,965	226,033
Mortgage servicing rights	7,839	6,445
Assets acquired through foreclosure	6,502	13,185
Accrued interest receivable	4,840	5,495
Other assets	35,469	19,294

Total assets	$783,604	$512,380

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$410,751	$143,350
Asset-backed bonds	159,948	219,048
Accounts payable and other liabilities	37,138	15,227
Dividends payable	10,419	4,758

Total liabilities	618,256	382,383

Commitments and contingencies

Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding December 31, 2001	—	43
Common stock, 10,418,721 and 5,804,255 shares issued and outstanding, respectively	104	58
Additional paid-in capital	129,876	137,860
Accumulated deficit	(12,509)	(15,887)
Accumulated other comprehensive income	49,026	9,177
Notes receivable from founders	(1,149)	(1,254)

Total stockholders’ equity	165,348	129,997

Total liabilities and stockholders’ equity	$783,604	$512,380

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
Interest income	$70,854	$45,259	$26,640	$18,552
Interest expense	28,801	23,540	9,974	9,148

Net interest income before provision for credit losses	42,053	21,719	16,666	9,404
Provision for credit losses	294	(2,772)	303	(1,134)

Net interest income	42,347	18,947	16,969	8,270
Fee income	23,617	17,791	9,227	5,501
Gain on derivative instruments and sales of mortgage assets	17,027	28,548	4,048	18,985
Prepayment penalty income	312	674	89	176
Premiums for mortgage loan insurance	(1,705)	(2,163)	(595)	(1,034)
Other income, net	2,343	1,471	1,321	680
General and administrative expenses:
Compensation and benefits.	31,497	21,267	10,001	8,198
Travel and public relations	7,807	5,866	2,945	1,909
Office administration	6,649	4,999	2,563	1,611
Loan expense	4,612	1,559	2,614	635
Professional and outside services	2,224	1,497	804	487
Other	1,820	2,237	773	802

Total general and administrative expenses	54,609	37,425	19,700	13,642

Income before income tax and cumulative effect of a change in accounting principle	29,332	27,843	11,359	18,936
Income tax benefit	2,178	—	840	—
Cumulative effect of a change in accounting principle	—	(1,706)	—	—

Net income	31,510	26,137	12,199	18,936
Dividends on preferred shares	—	(3,587)	—	(2,505)

Net income available to common shareholders	$31,510	$22,550	$12,199	$16,431

Basic earnings per share	$3.04	$2.61	$1.17	$1.89

Diluted earnings per share	$2.90	$2.49	$1.14	$1.76

Weighted average basic shares outstanding	10,365	10,012	10,417	10,038

Weighted average diluted shares outstanding	10,878	10,506	10,680	10,783

Dividends declared per common share	$2.70	$0.49	$1.00	$0.36

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$31,510	$26,137
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	1,706
Amortization of premiums on mortgage assets	1,491	2,624
Amortization of mortgage servicing rights	3,316	1,169
Amortization of deferred debt costs	64	842
Forgiveness of founders’ promissory notes	104	104
Provision for credit losses	(294)	2,772
Net change in mortgage loans held for sale	(234,939)	(66,171)
Gain on derivative instruments and sales of mortgage assets	(17,027)	(28,548)
Changes in:
Accrued interest receivable	655	2,888
Other assets	(44,577)	(18,274)
Other liabilities	(1,375)	(925)

Net cash used in operating activities	(261,072)	(75,676)

Cash flow from investing activities:
Mortgage loan repayments—held-in-portfolio	50,518	102,927
Sale of available-for-sale securities	—	28,626
Sales of assets acquired through foreclosure	12,956	17,463
Proceeds from paydowns on available-for-sale securities	32,797	19,242
Net assets acquired in acquisition of common stock of NFI Holding Corporation	—	872
Payment on founders’ promissory notes	—	641

Net cash provided by investing activities	96,271	169,771

Cash flow from financing activities:
Payments on asset-backed bonds	(59,164)	(114,723)
Change in short-term borrowings	267,401	33,847
(Redemption of) proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	(7,980)	325
Dividends paid on preferred stock	(2,014)	(1,607)
Dividends paid on common stock	(20,457)	(748)
Common stock repurchases	—	(345)

Net cash provided by (used in) financing activities	177,786	(83,251)

Net increase in cash and cash equivalents	12,985	10,844
Cash and cash equivalents, beginning of period	30,817	2,518

Cash and cash equivalents, end of period	$43,802	$13,362

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,208	$23,897

Surrender of warrants	13,172	—

Dividends payable	10,419	4,207

Cash paid for taxes	3,455	683

Non-cash operating and investing activities:
Retention of mortgage servicing rights	(4,710)	(4,074)

Assets acquired through foreclosure	(6,959)	(16,392)

Securities retained in securitizations	(73,743)	(50,353)

Non-cash activities related to the acquisition of common stock of NFI Holding Corporation on January 1, 2001:
Operating activities:
Increase in mortgage loans held-for-sale	$—	$(81,733)

Increase in other assets	$—	$(11,132)

Decrease in other liabilities	$—	$9,422

Investing activities:
Increase in real estate owned	$—	$(892)

Increase in mortgage loans	$—	$(81,733)

Decrease in investment in/advances to NFI Holding Corp.	$—	$48,307

Financing activities:
Increase in borrowings	$—	$36,900

Non-cash financing activities related to founders’ notes receivable:
Decrease in founders’ notes receivable	$—	$4,340

Decrease in additional paid-in capital	$—	$(4,340)

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (Unaudited)

Note 1.    Financial Statement Presentation

The consolidated financial statements as of and for the periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the consolidated financial statements. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2001.

The consolidated financial statements of NovaStar Financial include the accounts of all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated during consolidation.

Note 2.    Mortgage Servicing

The Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity for the nine months ended September 30, 2002 and 2001 (in thousands).

	For the Nine Months Ended September 30,
	2002	2001
Balance, January 1	$6,445	$—
Amount acquired in purchase of common stock of NFI Holding Corporation, net of accumulated amortization of $2,968	—	2,923
Amount capitalized in connection with transfer of loans to securitization trusts	4,710	4,074
Amortization	(3,316)	(1,169)

Balance, September 30	$7,839	$5,828

The fair value is estimated by either discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates or obtaining third-party bids.

Mortgage servicing rights are amortized over the expected weighted average life of the related loans. The following table summarizes the estimated amortization expense for the next three years for mortgage servicing rights (in thousands). All mortgage servicing rights will be amortized by the end of 2005.

For October 1, 2002 through December 31, 2002	$1,237
For the year ended December 31, 2003	4,269
For the year ended December 31, 2004	2,229
For the year ended December 31, 2005	104

$7,839

Note 3.    NovaStar Mortgage Funding Trust Series 2002-1, 2002-2 and 2002-3

On March 28, 2002, June 28, 2002 and September 27, 2002, NovaStar Mortgage executed securitization transactions accounted for as sales of loans. In addition, derivative instruments with a fair value of $974,000, $(2,102,000) and $(8,720,000) were transferred into the 2002-1, 2002-2 and 2002-3 trusts, respectively. These instruments serve to reduce interest rate risk to the bondholders. Details of these transactions are as follows:

	Value of Asset- Backed Bonds Issued	Economic Residual Value as of September 30, 2002	Book Value of Collateral Sold	Gain Recognized
NMFT 2002-1	$487,500,100	$31,100,000	$499,998,000	$ 8,082,000
NMFT 2002-2	301,475,100	23,913,000	310,000,000	10,459,000
NMFT 2002-3 (A)	736,875,100	41,834,000	403,960,000	16,892,000

(A)	The remaining collateral for NMFT 2002-3 is scheduled to close by November 12, 2002 in which $346 million of loans will be delivered.

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

Note 6.    Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the nine months and three months ended September 30, 2002 and 2001 (in thousands).

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
Net income	$31,510	$26,137	$12,199	$18,936
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income taxes	43,779	(2,657)	12,332	(15,637)
Change in unrealized loss on derivative instruments used in cash flow hedges	(11,379)	(9,549)	(5,638)	(8,286)
Implementation of SFAS No. 133	—	34	—	—
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	7,526	542	2,720	807
Other amortization	(77)	—	(26)	—

Comprehensive income	$71,359	$14,507	$21,587	$(4,180)

Note 7.    Segment Reporting

The Company manages and operates in four business segments: mortgage portfolio management, mortgage lending and loan servicing, branch operations and branch management. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off -balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Branch management costs include the corporate-level income and costs to support branch operations. Following is a summary of the operating results of the Company’s primary operating units for the nine and three months ended September 30, 2002 and 2001 (in thousands).

Nine Months Ended September 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$48,230	$22,624	$—	$—	$70,854
Interest expense	(11,307)	(17,494)	—	—	(28,801)

Net interest income	36,923	5,130	—	—	42,053
Provision for losses	(19)	313	—	—	294
Fee income	—	9,468	10,248	3,901	23,617
Gain on derivative instruments and sales of mortgage loans	(686)	17,713	—	—	17,027
Other income (expense)	(417)	1,328	—	39	950
General and administrative expenses	(3,264)	(38,301)	(10,248)	(2,796)	(54,609)

Income before income tax	32,537	(4,349)	0	1,144	29,332
Income tax benefit (expense)	—	3,152	—	(974)	2,178

Net income (loss)	$32,537	$(1,197)	$0	$170	$31,510

Nine Months Ended September 30, 2001

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$28,225	$17,017	$17	$—	$45,259
Interest expense	(15,246)	(8,294)	—	—	(23,540)

Net interest income	12,979	8,723	17	—	21,719
Provision for losses	(2,637)	(135)	—	—	(2,772)
Fee income	(479)	2,891	13,306	2,073	17,791
Gain on derivative instruments and sales of mortgage loans	15,020	13,491	(17)	54	28,548
Other income (expense)	926	(944)	—	—	(18)
General and administrative expenses	(2,283)	(19,984)	(13,337)	(1,821)	(37,425)

Income before cumulative effect of a change in accounting principle	23,526	4,042	(31)	306	27,843

Cumulative effect of a change in accounting principle	(1,385)	(321)	—	—	(1,706)

Net income	$22,141	$3,721	$(31)	$306	$26,137

Three Months Ended September 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$17,363	$9,277	$—	$—	$26,640
Interest expense	(3,800)	(6,174)	—	—	(9,974)

Net interest income	13,563	3,103	—	—	16,666
Provision for losses	223	80	—	—	303
Fee income	—	3,925	3,733	1,569	9,227
Gain on derivative instruments and sales of mortgage loans	(229)	4,277	—	—	4,048
Other income (expense)	(181)	979	—	17	815
General and administrative expenses	833	(15,819)	(3,733)	(981)	(19,700)

Income before income tax	14,209	(3,455)	0	605	11,359
Income tax benefit (expense)	—	1,181	—	(341)	840

Net income (loss)	$14,209	$(2,274)	$0	$264	$12,199

Three Months Ended September 30, 2001

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Interest income	$9,162	$9,373	$17	$—	$18,552
Interest expense	(4,447)	(4,701)	—	—	(9,148)

Net interest income	4,715	4,672	17	—	9,404
Provision for losses	(878)	(256)	—	—	(1,134)
Fee income	—	720	3,896	885	5,501
Gain on derivative instruments and sales of mortgage loans	14,834	4,114	(17)	54	18,985
Other income (expense)	(224)	46	—	—	(178)
General and administrative expenses	(1,091)	(7,855)	(3,949)	(747)	(13,642)

Net income (loss)	$17,356	$1,441	$(53)	$192	$18,936

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the nine and three months ended September 30, 2002 and 2001 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
Amounts paid to mortgage lending and loan servicing from mortgage portfolio:
Loan servicing fees	$869	$1,246	$239	$377
Administrative fees	437	525	27	171
Amounts received from mortgage lending and loan servicing to mortgage portfolio:
Intercompany interest income	(5,357)	(2,898)	(2,371)	(1,291)
Guaranty, commitment, loan sale, and securitization fees	(4,007)	(3,103)	(1,439)	(1,446)

Note 8.    Earnings Per Share

The computations of basic and diluted EPS computations for the nine and three months ended September 30, 2002 and 2001, are as follows, including the cumulative effect of a change in accounting principle (in thousands except per share amounts):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
Numerator	$31,510	$26,137	$12,199	$18,936

Denominator:
Weighted average common shares outstanding—basic
Common shares outstanding	10,365	5,726	10,417	5,752
Convertible preferred stock	—	4,286	—	4,286

Weighted average common shares outstanding—basic	10,365	10,012	10,417	10,038

Weighted average common shares outstanding—dilutive
Stock options	261	150	263	210
Warrants	252	344	—	535

Weighted average common shares outstanding—dilutive	10,878	10,506	10,680	10,783

Basic earnings per share—before cumulative effect of a change in accounting principle	$3.04	$2.78	$1.17	$1.89
Basic loss per share due to cumulative effect of a change in accounting principle	—	(0.17)	—	—

Basic earnings per share	$3.04	$2.61	$1.17	$1.89

Diluted earnings per share—before cumulative effect of a change in accounting principle	$2.90	$2.66	$1.14	$1.76
Diluted loss per share due to cumulative effect of a change in accounting principle	—	(0.17)	—	—

Diluted earnings per share	$2.90	$2.49	$1.14	$1.76

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

Description of Businesses

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term portfolio investor.

•	Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements.

•	Earnings are generated from return on mortgage securities and spread income on the mortgage loan portfolio.

Residential Mortgage Lending and Loan Servicing

•	We originate conforming and non-conforming residential mortgage loans.

•	Our primary customer is the retail mortgage broker who deals with the borrower.

•	Non-conforming borrowers are generally individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties.

•	Loans are also made via retail telemarketing centers through direct consumer contact.

•	We acquire pools of mortgages from correspondents.

•	We finance our loans through short-term warehouse facilities.

•	Loans we originate are held for sale in either outright sales for cash or in securitization transactions.

•	We service the loans we originate.

Affiliated Branches

•	Retail mortgage brokers that broker loans for 200 investors, including NovaStar Mortgage, Inc.

•	Branches operate under policies we establish.

•	The net operating income for the branch is returned as compensation to the branch “owner/manager.”

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The result of these estimates affect reported amounts of assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. Our critical accounting estimates impact only two of our four reportable segments; our mortgage portfolio management and mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

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

During 2002, we increased the accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. Our average security yield has increased to 74.0% for the nine months ended September 30, 2002 from 20.7% for the same period of 2001. This resulted in a corresponding increase in our mortgage securities income recognized during the first nine months of 2002 compared with the same period of 2001. The effect of the increasing yield on our mortgage securities is shown in Table 22. If the rates used to accrue income on our mortgage securities for the nine months ended September 30, 2002 had been increased or decreased by 10%, net income during the first nine months of 2002 would have increased by $4.9 million and decreased by $5.3 million, respectively.

As of September 30, 2002 and December 31, 2001, the weighted average discount rate used in valuing our mortgage securities is 27%. The weighted-average constant prepayment rate used in valuing our mortgage securities as of September 30, 2002 was 39 versus 35 as of December 31, 2001. If the discount rate used in valuing our mortgage securities as of September 30, 2002 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $10.3 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $11.7 million.

Transfers of Assets (Loan Securitization) and Related Gains. We combine the mortgage loans we originate and mortgage securities in pools to serve as collateral for asset-backed bonds that are issued to the public. The loans or securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned. When these transfers are executed in a manner such that we have no control over the collateral, the transfer is accounted for as a sale. We do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities above). A gain or loss on the sale is recorded. The gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the securitization – the loans or securities transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment. The valuation of mortgage securities is based on the present value of future expected cash flows to be received (See Mortgage Securities discussion above). The rate used to discount the cash flow projections is critical in the evaluation of our mortgage securities. Management uses internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows.

The discount rates used in the initial valuation of mortgage securities for the nine months ended September 30, 2002 compared with same period of 2001 were 30% and 23%. The increase in discount rates in 2002 compared with 2001 was due to spreads widening and returns on our securities increasing between the two periods. If the discount rate used in the initial valuation of our mortgage securities in 2002 had been increased by 500 basis points, the initial value of our mortgage securities would have decreased by $6.3 million and the gain recognized on the transfer of mortgage loans in securitizations would have decreased by $6.0 million. If we would have decreased the discount rate used in the initial valuation of our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $7.1 million and the gain recognized on the transfer of mortgage loans in securitizations would have increased by $5.3 million.

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

The allowance for credit losses was $3.5 million as of September 30, 2002 compared to $5.7 million at December 31, 2001. The majority of the decline is due to the decline in mortgage loans—held-in-portfolio. Additionally, $400,000 was included in the December 31, 2001 reserve balance for the expected loss on one loan. The loss on this loan was realized in June, and the reserve was reduced by $400,000. The allowance for credit losses as a percent of mortgage loans—held-in-portfolio was 2.1% as of September 30, 2002 compared with 2.5% as of December 31, 2001. No loans have been added to our portfolio since our last asset-backed bond transaction treated as a financing transaction in 1998. If we were to assume the estimate of credit losses as a percent of outstanding principal increased or decreased by 10%, the allowance for credit losses and related provision as of and for the nine months ended September 30, 2002, respectively, would increase or decrease by $1.3 million. Mortgage insurance as a percentage of our mortgage loans - held-in-portfolio is 83.6% as of September 30, 2002 compared to 81.6% as of December 31, 2001. The make-up of our mortgage loan portfolio is discussed below under “Mortgage Loans”. The allowance for credit losses is discussed below under that heading. We discuss purchased mortgage insurance under the heading “Premiums Paid for Mortgage Insurance.”

Table 1—Quarterly Mortgage Loan Sales (A)
(dollars in thousands)

	Outright Mortgage Loan Sales
	Principal Amount	Percent Of Total Sales	Net Gain (Loss) Recognized	Weighted Average Price To Par
2002
Third quarter	$13,727	3.3%	$(151)	100.2
Second quarter	80,421	16.2%	1,332	103.0
First quarter	47,025	10.6%	1,155	103.5

Total	$141,173	10.4%	$2,336	102.9

2001
Fourth quarter	$25,524	7.1%	$235	101.7
Third quarter	19,511	4.0%	84	102.0
Second quarter	17,516	7.9%	373	102.3
First quarter	10,773	4.8%	262	102.9

Total	$73,324	5.7%	$954	102.1

	Mortgage Loans Transferred in Securitizations
					Assumptions Underlying Initial Value of Mortgage Security
	Principal Amount	Percent Of Total Sales	Net Gain Recognized	Initial Value of Mortgage Security	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2002
Third quarter	$403,960	96.7%	$16,893	$22,532	22	30%	1.00%
Second quarter	414,874	83.8%	14,959	29,048	25	30%	1.61%
First quarter	395,124	89.4%	3,581	23,942	28	30%	1.65%

Total	$1,213,958	89.6%	$35,433	$75,522	25	30%	1.42%

2001
Fourth quarter	$334,501	92.9%	$5,497	$15,784	28	25%	1.20%
Third quarter	465,532	96.0%	7,330	21,966	28	25%	1.20%
Second quarter	203,647	92.1%	3,959	12,321	28	20%	1.20%
First quarter	211,420	95.2%	4,944	12,791	28	20%	1.20%

Total	$1,215,100	94.3%	$21,730	$62,862	28	23%	1.20%

(A)	Does not include conforming loan sales.

Table 2—Quarterly Activity—Allowance for Credit Losses
(in thousands)
	2002			2001
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$4,157	$5,518	$5,711	$5,969	$6,419	$6,825	$7,944
Provision for credit losses	(303)	(135)	144	1,001	1,134	1,119	519
Amounts charged off, net of recoveries	(366)	(1,226)	(337)	(1,259)	(1,584)	(1,525)	(1,638)

Ending balance	$3,488	$4,157	$5,518	$5,711	$5,969	$6,419	$6,825

Mortgage loans—held-in-portfolio, net	$166,965	$184,335	$207,379	$226,033	$253,053	$290,365	$332,766

Weighted-average loan-to-value—held-in-portfolio	79.3%	79.3%	79.3%	79.3%	79.5%	79.8%	79.7%
Weighted-average delinquency—held-in-portfolio	13.4%	13.6%	15.2%	11.5%	15.2%	14.7%	14.3%
Mortgage insurance as a percent of held-in-portfolio	83.6%	79.4%	81.1%	81.6%	81.6%	45.1%	34.1%

Financial Condition as of September 30, 2002 and December 31, 2001

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” Loans that serve as collateral for our asset-backed bonds are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of September 30, 2002 was $167 million compared to $226 million as of December 31, 2001. The decrease in the balance is due to principal paydowns as no loans have been added to our portfolio.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans—held for sale and short-term borrowings between September 30, 2002 and December 31, 2001 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions. Details regarding loan originations during 2002 as well as mortgage loans sold can be found in the “Mortgage Loan Production” and “Gain on Derivative Instruments and Sales of Mortgage Assets” sections of this document, respectively.

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

Table 3—Mortgage Loans by Credit Grade
(dollars in thousands)

				September 30, 2002			December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value (%)	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value (%)
Held-in-portfolio:
AA	0 x 30	95		$25,605	9.39%	82.3%	$35,922	9.59%	82.1%
A	1 x 30	90		67,083	9.71	79.5	90,775	10.05	79.1
A-	2 x 30	90		38,915	10.21	81.3	53,971	10.52	81.5
B	3 x30 1x 60, 5 x 30, 2 x 60	85		21,494	10.64	77.4	28,400	11.05	77.4
C	1 x 90	75		11,718	11.24	71.8	15,122	11.53	72.3
D	6 x 30, 3 x 60, 2 x 90	65		2,126	11.28	65.1	2,770	12.15	64.8

				$166,941	10.02	79.3	$226,960	10.34	79.3

Held-for-sale:
Alt A	0 x 30	97	(B)	$41,458	7.50%	77.6%	$11,662	8.74%	85.8%
AAA	0 x 30	97	(B)	2,789	13.00	22.3	28,892	8.70	74.5
AA	0 x 30	95		32,713	9.60	84.7	32,352	9.14	78.9
A+	0 x 30	95		99,556	8.32	78.3	—	—	—
A	1 x 30	90		59,369	9.17	85.3	25,218	9.21	79.1
A-	2 x 30	90		35,150	8.90	82.6	10,964	9.21	79.1
B	3 x 30, 1x 60, 5 x 30, 2 x 60	85		34,772	9.16	78.5	8,828	9.33	74.8
C	1 x 90	75		6,382	10.09	72.3	599	11.77	75.1
Other	Varies	97		22,820	8.93	89.0	19,713	9.33	86.1

				$335,009	8.76	80.7	$138,228	9.08	79.4

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate only; all other maximum of 95%.

Table 4—Mortgage Loans by Geographic Concentration
Percent Current Principal

	September 30, 2002		December 31, 2001
	Held-in-portfolio	Held-for-sale	Held-in-portfolio	Held-for-sale
Collateral Location
Florida	15%	13%	16%	11%
California…	13	23	13	23
Washington	5	2	6	1
Oregon	5	1	5	2
Texas	5	3	5	3
Indiana	5	2	5	2
Ohio	4	5	4	5
Michigan	3	5	3	7
Colorado	1	4	1	4
All other states	44	42	42	42

Total	100%	100%	100%	100%

Table 5—Carrying Value of Mortgage Loans by Product/Type
(in thousands)

Product/Type	September 30, 2002	December 31, 2001
Held-in-portfolio:
30/15-year fixed and balloon	$96,146	$128,299
Two and three-year fixed	61,401	85,145
Six-month LIBOR and one-year CMT	9,394	13,516

Outstanding principal	166,941	226,960
Deferred broker premium and costs	3,336	4,630
Allowance for credit losses	(3,312)	(5,557)

Carrying value	$166,965	$226,033

Carrying value as a percent of principal	100.01%	99.59%

Held-for-sale:
30/15-year fixed and balloon	$83,684	$49,013
Two and three-year fixed	250,989	89,215
Six-month LIBOR and one-year CMT	336	—

Outstanding principal	335,009	138,228
Deferred broker premium and costs	3,754	1,453
Allowance for credit losses	(176)	(154)

Carrying value	$338,587	$139,527

Carrying value as a percent of principal	101.07%	100.94%

Table 6—Mortgage Credit Analysis – Held-in-portfolio Loans
(dollars in thousands)

September 30, 2002				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
NovaStar Home Equity Series 1997-1:
A	$117,904	$8,511	72.0	—	1.1	4.2	5.3
A-	73,499	5,836	77.6	—	—	5.3	5.3
B	53,812	4,309	71.3	—	—	13.8	13.8
C	23,065	2,320	71.0	10.6	1.4	5.1	17.1
D	9,021	859	70.4	—	—	25.0	25.0
NovaStar Home Equity Series 1997-2:
AA	$3,153	$98	90.0	—	—	—	—
A	104,582	11,133	80.5	—	4.1	5.1	9.2
A-	63,660	7,755	81.8	0.6	—	10.8	11.4
B	36,727	3,598	77.8	—	2.1	6.5	8.6
C	11,354	1,952	70.1	—	—	6.5	6.5
D	1,529	406	60.5	—	—	—	—
NovaStar Home Equity Series 1998-1:
AA	$59,213	$9,360	82.6	—	—	8.1	8.1
A	113,457	19,283	81.2	2.8	1.0	10.4	14.2
A-	63,100	8,878	81.3	0.5	0.5	10.3	11.3
B	38,249	4,960	78.7	2.3	—	5.2	7.5
C	23,029	3,430	75.0	5.8	—	14.6	20.4
D	5,495	544	63.2	—	—	39.2	39.2
NovaStar Home Equity Series 1998-2:
AA	$64,851	$16,147	81.6	1.0	0.5	4.0	5.5
A	113,557	28,156	80.6	3.6	1.2	4.8	9.6
A-	70,399	16,446	82.7	0.5	2.0	10.2	12.7
B	40,818	8,627	79.3	2.2	2.6	14.6	19.4
C	22,335	4,016	71.2	1.0	0.7	11.3	13.0
D	2,951	317	61.7	—	22.2	—	22.2

Total	$1,115,760	$166,941

December 31, 2001				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
NovaStar Home Equity Series 1997-1:
A	$117,904	$12,946	73.1	—	2.8	4.3	7.1
A-	73,499	9,119	77.3	.2	8.2	12.1	20.5
B	53,812	5,445	72.7	1.5	3.1	16.0	20.6
C	23,065	2,855	70.7	—	0.9	—	0.9
D	9,021	971	69.4	—	—	—	—
NovaStar Home Equity Series 1997-2:
AA	$3,153	$347	86.4	—	—	—	—
A	104,582	14,505	79.3	1.2	0.8	9.9	11.9
A-	63,660	9,384	83.0	0.7	1.4	4.2	6.3
B	36,727	5,011	79.0	4.3	0.7	15.7	20.7
C	11,354	2,376	69.7	—	—	6.3	6.3
D	1,529	422	60.4	—	—	8.4	8.4
NovaStar Home Equity Series 1998-1:
AA	$59,213	$12,633	83.3	2.5	0.5	12.1	15.1
A	113,457	25,397	80.7	2.8	2.4	11.6	16.8
A-	63,100	13,666	82.0	1.0	0.7	13.3	15.0
B	38,249	7,464	78.4	4.7	2.5	11.5	18.7
C	23,029	4,469	75.4	2.6	1.9	17.6	22.1
D	5,495	739	63.6	—	25.5	6.4	31.9
NovaStar Home Equity Series 1998-2:
AA	$64,851	$22,942	81.5	2.0	0.4	3.2	5.6
A	113,557	37,927	80.6	1.4	1.3	9.5	12.2
A-	70,399	21,802	83.2	1.1	4.0	7.1	12.2
B	40,818	10,495	80.0	3.1	1.7	20.8	25.6
C	22,335	5,407	72.5	2.3	1.9	14.6	18.8
D	2,951	638	61.5	—	—	7.6	7.6

Total	$1,115,760	$226,960

Table 7—Loss Analysis—Held-in-portfolio Loans
(dollars in thousands)

September 30, 2002
	Cumulative Losses As Reported, as Percent of Original Balance	Loans Repurchased From Trusts
		Loss Amount	Loss As a % of Original Balance	Total Losses
NHES 1997-1	2.19%	$3,411	1.23%	3.42%
NHES 1997-2	2.66	6,321	2.86	5.52
NHES 1998-1	3.00	7,987	2.64	5.64
NHES 1998-2	2.73	2,362	0.75	3.48

December 31, 2001
	Cumulative Losses As Reported, as Percent of Original Balance	Loans Repurchased From Trusts
		Loss Amount	Loss As a % of Original Balance	Total Losses
NHES 1997-1	1.78%	$3,522	1.27%	3.05%
NHES 1997-2	2.01	6,299	2.85	4.86
NHES 1998-1	2.16	7,685	2.54	4.70
NHES 1998-2	2.03	2,425	0.77	2.80

Table 8—Mortgage Loan Coupon and Prepayment Analysis
(dollars in thousands)

	Issue Date	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
								Three- month	Twelve- Month	Life
As of September 30, 2002
Held-in-portfolio—serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$21,835	$960	0%	10.26%	—	51	41	40
Series 1997-2	December 11, 1997	221,005	24,942	502	8	10.51	0.02	23	29	36
Series 1998-1	April 30, 1998	302,543	46,455	763	24	10.00	0.12	30	35	33
Series 1998-2	August 18, 1998	314,911	73,709	1,111	30	9.80	0.23	29	34	29

Total		$1,115,760	$166,941	$3,336	21%	10.02%	0.14

Held-for-sale:			$335,009	$3,754	85%	8.76%	2.33	Not meaningful

As of December 31, 2001
Held-in-portfolio—serving as collateral for NovaStar Home Equity Series asset backed bonds:
Series 1997-1	October 1, 1997	$277,301	$31,336	$1,453	19%	10.90%	0.09	26	37	39
Series 1997-2	December 11, 1997	221,005	32,045	652	22	10.79	0.18	23	37	37
Series 1998-1	April 30, 1998	302,543	64,368	1,050	24	10.45	0.29	34	40	33
Series 1998-2	August 18, 1998	314,911	99,211	1,475	31	10.18	0.48	39	37	28

Total		$1,115,760	$226,960	$4,630	26%	10.34%	0.33

Held-for-sale:			$138,228	$1,453	79%	9.08%	2.35	Not meaningful

        Mortgage Securities—available-for-sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retained interest-only securities, which are AAA rated. We also retain the prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see Mortgage Servicing Rights under the header “Financial Condition as of September 30, 2002 and December 31, 2001). As of September 30, 2002 and December 31, 2001, the fair value of mortgage securities was $179.6 million and $71.6 million, respectively. During 2002, we executed securitizations totaling $1.2 billion in mortgage loans. We retained mortgage securities with a value of $96.8 million, which served to increase our mortgage securities balance. Cash received on securities serves to decrease our mortgage securities, which has been offset by market value adjustments as the securities are stated at their fair value.

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

The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate and their valuation. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 11 through 16.

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

Table 9—Mortgage Securities
(dollars in thousands)

	Estimated Fair Value of Mortgage Securities	Asset-Backed Bonds		Mortgage Loans
						Weighted Average
		Remaining Principal	Interest Rate	Remaining Principal		Coupon		Estimated Months to Call
September 30, 2002
NMFT 1999-1
Subordinated securities (non-investment grade)	$4,069	$39,353	4.81%	$45,852		9.86%		28

NMFT 2000-1
Interest only (AAA-rated)	—
Prepayment penalty (AAA-rated)	—
Subordinated securities (non-investment grade)	500

	500	89,455	2.28	92,671		10.12		37

NMFT 2000-2
Interest only (AAA-rated	—
Prepayment penalty (AAA-rated)	—
Subordinated securities (non-investment grade)	755

	755	162,882	2.21	168,385		10.55		21

NMFT 2001-1
Interest only (AAA-rated)	14,110
Prepayment penalty (AAA-rated)	2,476
Subordinated securities (non-investment grade)	1,861

	18,447	279,126	2.18	285,407		10.33		24

NMFT 2001-2
Interest only (AAA-rated)	35,913
Prepayment penalty (AAA-rated)	6,190
Subordinated securities (non-investment grade)	3,354

	45,457	652,632	2.14	665,037		9.66		33

NMFT 2002-1
Interest only (AAA-rated)	23,235
Prepayment penalty (AAA-rated)	3,265
Subordinated securities (non-investment grade)	4,600

	31,100	456,053	2.17	468,867		8.77		58

NMFT 2002-2
Interest only (AAA-rated)	18,763
Prepayment penalty (AAA-rated)	2,072
Subordinated securities (non-investment grade)	3,078

	23,913	296,951	2.16	305,653		8.85		78

NMFT 2002-3
Interest only (AAA-rated)	34,479
Prepayment penalty (AAA-rated)	3,488
Subordinated securities (non-investment grade)	3,867

	41,834	736,131	2.17	403,876		8.32		93

CAPS 2001-C1
Subordinated securities (non-investment grade)	13,525	—	7.25	(A	)	(A	)	(A	)

Total	$179,600	$2,712,583		$2,435,748

	Estimated Fair Value of Mortgage Securities		Asset-Backed Bonds		Mortgage Loans
							Weighted Average
			Remaining Principal	Interest Rate	Remaining Principal		Coupon		Estimated Months to Call
December 31, 2001
NMFT 1999-1
Subordinated securities (non-investment grade)	$3,661		$56,541	4.58%	$62,665		10.23%		46

NMFT 2000-1
Interest only (AAA-rated)	– (A	)
Prepayment penalty (AAA-rated)	– (A	)
Subordinated securities (non-investment grade)	560

	560		145,538	2.18	149,400		10.16		44

NMFT 2000-2
Interest only (AAA-rated)	– (A	)
Prepayment penalty (AAA-rated)	– (A	)
Subordinated securities (non-investment grade)	997

	997		252,995	2.18	259,037		10.59		41

NMFT 2001-1
Interest only (AAA-rated)	14,132
Prepayment penalty (AAA-rated)	3,648
Subordinated securities (non-investment grade)	1,016

	18,796		367,468	2.28	373,949		10.35		50

NMFT 2001-2
Interest only (AAA-rated)	31,428
Prepayment penalty (AAA-rated)	6,130
Subordinated securities (non-investment grade)	1,813

	39,371		772,296	2.09	784,617		9.70		61

CAPS 2001-C1
Subordinated securities (non-investment grade)	8,199		19,241	7.25	(A	)	(A	)	(A	)

Total	$71,584		$1,614,079		$1,629,668

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly affects the performance of the CAPS 2001-C1 security.

Table 10—Characteristics of Loan Collateral, Valuation of Individual Mortgage Securities and Assumptions (dollars in thousands)

September 30, 2002
NovaStar Mortgage Funding Trust Series:
	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1		2002-2	2002-3	CAPS 2001-C1		Total
Discount rate (%)	25	40	40	25	25	25		25	30	40
Constant prepayment rate (%)	38	51	63	58	51	35		27	22	(A	)
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	10.2	8.1	3.4	4.0	3.1	1.5		0.6	0.2	(A	)
Loans in foreclosure	4.9	2.0	2.0	2.3	1.8	0.5		0.1	—	(A	)
Real estate owned	6.4	4.9	3.7	2.8	1.0	0.1		—	—	(A	)
Cumulative losses (as reported)	2.6	0.3	0.2	0.1	—	—		—	—	(A	)
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$—	$—	$464	$13,077	$18,178		$17,711	$26,666	$—		$76,096
Prepayment penalty (AAA- rated)	—	—	—	2,115	2,265	2,131		1,449	1,836	—		9,796
Subordinated securities (non-investment grade)	5,762	328	671	603	206	3,867		937	(6,446)	3,826		9,754
Unrealized gain (loss)	(1,693)	172	84	15,265	29,909	6,924		3,816	19,778	9,699		83,954

Fair Value (Carrying Value)	$4,069	$500	$755	$18,447	$45,457	$31,100		$23,913	$41,834	$13,525		$179,600

December 31, 2001
NovaStar Mortgage Funding Trust Series:
	1999-1	2000-1	2000-2	2001-1	2001-2	CAPS 2001-C1		Total
Discount rate (%)	25	40	40	25	25	40
Constant prepayment rate (%)	30	41	44	39	31	43
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	8.8	3.7	1.9	2.2	—	(A	)
Loans in foreclosure	6.0	2.8	2.6	1.1	—	(A	)
Real estate owned	5.5	1.7	0.8	0.1	—	(A	)
Cumulative losses (as reported)	1.8	0.1	—	—	—	(A	)
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$—	$—	$9,272	$26,783	$—		$36,055
Prepayment penalty (AAA- rated)	—	—	—	3,325	4,640	—		7,965
Subordinated securities (non-investment grade)	5,366	413	661	619	421	3,094		10,574
Unrealized gain (loss)	(1,705)	147	336	5,580	7,527	5,105		16,990

Fair Value (Carrying Value)	$3,661	$560	$997	$18,796	$39,371	$8,199		$71,584

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

Table 11—Loans Collateralizing Mortgage Securities by Credit Grade
(dollars in thousands)

September 30, 2002
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value (%)
Alt A	0 x 30	97	(B)	$165,419	8.31%	84.3%
AAA	0 x 30	97	(B)	430,052	8.71	80.6
AA	0 x 30	95		603,074	9.38	82.4
A+	0 x 30	95		91,285	7.96	80.6
A	1 x 30	90		400,630	9.56	80.0
A-	2 x 30	90		199,336	9.68	78.6
B	3 x 30, 1x 60 5 x 30, 2 x 60	85		157,999	9.88	76.1
C	1 x 90	75		25,175	10.66	66.0
D	6 x 30, 3 x 60, 2 x 90	65		697	11.53	59.8
Other	Varies	97		362,081	9.99	89.7

				$2,435,748	9.33%	81.9%

December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value (%)
Alt A	0 x 30	97	(B)	$–	–%	–%
AAA	0 x 30	97	(B)	319,360	9.64	81.0
AA	0 x 30	95		482,718	10.17	83.9
A	1 x 30	90		302,271	10.36	81.6
A-	2 x 30	90		190,054	10.52	81.0
B	3 x 30, 1x 60 5 x 30, 2 x 60	85		124,052	10.85	78.0
C	1 x 90	75		29,549	11.43	68.4
D	6 x 30, 3 x 60, 2 x 90	65		1,425	12.29	62.3
Other	Varies	97		180,239	11.51	93.5

				$1,629,668	10.37%	82.9%

(A)
Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 12—Loans Collateralizing Mortgage Securities by Geographic Concentration
Percent of Current Principal

	September 30, 2002	December 31, 2001
Collateral Location
California	19%	13%
Florida	14	14
Michigan	6	9
Ohio	5	6
Nevada	4	5
Arizona	4	5
Colorado	4	4
All other states	44	44

Total	100%	100%

Table 13—Loans Collateralizing Mortgage Securities
Carrying Value of Loans by Product/Type (in thousands)

Product/Type	September 30, 2002	December 31, 2001
Two and three-year fixed	$1,792,150	$1,236,328
Six-month LIBOR and one-year CMT	1,208	2,607
30/15-year fixed and balloon	642,390	390,733

Outstanding principal	$2,435,748	$1,629,668

Mortgage securities retained	$179,600	$71,584

Table 14—Loans Collateralizing Mortgage Securities
Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
							Three- month	Twelve- Month	Life
September 30, 2002
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$45,852	39%	9.86%	0.43	27	34	29
2000-1 (A)	March 31, 2000	230,138	92,671	70	10.12	1.24	46	44	29
2000-2 (A)	September 28, 2000	339,688	168,385	66	10.55	1.10	51	41	28
2001-1	March 31, 2001	415,067	285,407	91	10.33	1.37	33	27	21
2001-2	September 25, 2001	800,033	665,037	89	9.66	1.66	27	16	15
2002-1	March 28, 2002	499,998	468,867	87	8.77	2.13	16	–	10
2002-2	June 28, 2002	310,000	305,653	86	8.85	2.24	5	–	4
2002-3	September 27, 2002	403,960	403,876	83	8.32	2.27	–	–	–

Total		$3,163,879	$2,435,748	84%	9.33%	1.81

December 31, 2001
NovaStar Mortgage Funding Trust Series:
1999-1	January 29, 1999	$164,995	$62,665	42%	10.23%	0.76	37	37	27
2000-1 (A)	March 31, 2000	230,138	149,400	88	10.16	1.65	35	30	21
2000-2 (A)	September 28, 2000	339,688	259,037	93	10.59	1.71	31	22	18
2001-1	March 31, 2001	415,067	373,949	89	10.35	2.02	18	–	11
2001-2	September 25, 2001	800,033	784,617	86	9.70	2.25	7	–	6

Total		$1,949,921	$1,629,668	87%	10.37%	2.00

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 15—Loans Collateralizing Mortgage Securities
Mortgage Credit Analysis (dollars in thousands)

September 30, 2002				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60-89 days	90 days and greater	Foreclosure And REO	Total
NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$4,024	$1,823	76.4	3.3	—	11.0	14.3
AA	30,772	8,908	87.0	—	2.0	5.7	7.7
A	50,693	13,046	82.1	—	0.3	8.0	8.3
A-	38,953	11,297	82.0	2.3	2.1	12.7	17.1
B	23,135	6,710	79.3	0.8	3.9	15.5	20.2
C	12,959	3,403	69.5	1.9	3.0	18.9	23.8
C-	47	—	—	—	—	—	—
D	4,412	665	64.6	10.0	—	24.9	34.9
NovaStar Mortgage Funding Trust Series 2000-1: (A)
AAA	$85,222	$33,371	80.3	2.3	1.0	5.0	8.3
AA	55,874	21,849	83.0	0.7	2.9	4.4	8.0
A	36,422	16,680	81.3	1.3	1.5	12.2	15.0
A-	23,329	10,034	80.1	0.5	3.2	6.4	10.1
B	13,089	4,554	79.7	—	3.6	10.4	14.0
C	5,922	2,183	66.3	—	8.4	9.9	18.3
C-	335	—	—	—	—	—	—
D	51	32	58.0	—	—	—	—
Other	9,894	3,968	91.6	—	—	12.3	12.3
NovaStar Mortgage Funding Trust Series 2000-2: (A)
AAA	$57,846	$26,650	81.1	1.3	—	2.7	4.0
AA	103,454	53,675	83.7	2.6	0.6	7.9	11.1
A	60,735	30,767	81.8	1.7	1.1	7.1	9.9
A-	39,939	17,488	81.1	1.6	0.5	9.0	11.1
B	19,843	8,616	77.6	3.1	—	9.7	12.8
C	4,275	3,297	65.5	2.4	—	20.4	22.8
C-	388	499	75.7	—	—	—	—
Other	53,208	27,393	93.0	0.6	0.6	5.6	6.8
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$70,652	$45,455	82.0	—	0.4	6.1	6.5
AA	130,278	92,982	84.5	1.6	0.6	5.6	7.8
A	75,748	53,347	82.1	0.9	0.7	6.5	8.1
A-	43,418	30,181	81.0	1.2	1.6	7.1	9.9
B	38,186	25,445	77.6	0.4	1.7	5.7	7.8
C	4,863	3,225	66.3	3.2	—	1.0	4.2
C-	50	—	—	—	—	—	—
Other	51,872	34,772	94.5	2.1	1.5	6.9	10.5
NovaStar Mortgage Funding Trust Series 2001-2:
Alt. A	$40,980	$35,034	87.3	0.7	0.1	2.1	2.9
AAA	120,365	101,095	80.8	0.1	0.1	1.7	1.9
AA	234,977	195,984	82.9	0.5	0.3	1.4	2.2
A	152,307	128,887	81.3	1.1	0.9	2.1	4.1
A-	69,915	56,377	79.9	1.6	0.3	1.6	3.5
B	56,493	46,482	77.2	1.2	1.1	2.5	4.8
C	9,890	7,086	66.1	0.9	—	—	0.9
C-	222	217	55.3	—	—	—	—
Other	114,884	93,875	90.6	1.0	0.1	0.7	1.8
NovaStar Mortgage Funding Trust Series 2002-1:
Alt. A	$36,390	$34,830	84.4	—	—	—	—
AAA	113,230	104,272	80.7	—	0.1	0.8	0.9
AA	126,174	117,532	81.1	0.7	0.1	0.6	1.4
A	70,182	67,690	78.6	0.6	—	0.8	1.4
A-	32,549	31,672	75.5	—	—	0.3	0.3
B	27,999	25,773	73.8	0.2	0.9	—	1.1
C	1,401	1,352	61.4	—	—	—	—
C-	415	401	60.7	—	—	—	—
Other	91,658	85,345	87.7	0.5	0.1	0.5	1.1
NovaStar Mortgage Funding Trust Series 2002-2:
Alt. A	$28,813	$28,463	83.2	—	—	—	—
AAA	67,794	66,593	80.2	—	—	0.1	0.1
AA	78,122	76,572	79.7	0.1	—	0.1	0.2
A+	258	254	90.0	—	—	—	—
A	45,280	45,177	77.8	0.2	—	—	0.2
A-	20,034	19,561	77.5	—	—	—	—
B	15,978	15,857	76.8	—	—	0.3	0.3
C	1,683	1,431	70.2	15.1	—	3.0	18.1
C-	829	828	68.2	—	—	—	—
Other	51,209	50,917	88.6	—	—	—	—

				Defaults as Percent of Current Principal
Credit Grade	Original Balance	Current Principal	Weighted Average Loan-to-Value Ratio	60–89 days	90 days and greater	Foreclosure And REO	Total
NovaStar Mortgage Funding Trust Series 2002-3:
Alt. A	$67,106	$67,092	83.1	—	—	—	—
AAA	50,804	50,793	80.0	—	—	—	—
AA	35,579	35,572	81.0	—	—	—	—
A+	91,050	91,031	80.6	—	—	—	—
A	45,045	45,036	76.8	—	—	—	—
A-	22,732	22,726	73.9	—	—	—	—
B	22,176	22,171	71.9	—	—	—	—
B-	2,391	2,391	65.1	—	—	—	—
C	1,150	1,150	51.7	—	—	—	—
C-	103	103	34.6	—	—	—	—
Other	65,824	65,811	88.4	—	—	—	—

	$3,163,879	$2,435,748

December 31, 2001
NovaStar Mortgage Funding Trust Series 1999-1:
AAA	$4,024	$2,071	78.3	—	2.9	—	2.9
AA	30,772	12,437	85.3	0.8	1.6	5.3	7.7
A	50,693	19,018	83.8	3.9	1.8	6.3	12.0
A-	38,953	15,076	82.4	0.9	1.2	10.8	12.9
B	23,135	8,581	79.5	2.6	10.4	17.2	30.2
C	12,959	4,759	71.3	3.3	1.9	28.4	33.6
C-	47	—	—	—	—	—	—
D	4,412	723	62.8	—	—	13.1	13.1
NovaStar Mortgage Funding Trust Series 2000-1: (A)
AAA	$85,222	$55,395	80.6	—	1.4	3.2	4.6
AA	55,874	37,708	83.2	3.0	—	4.6	7.6
A	36,422	24,730	80.9	3.0	2.3	7.1	12.4
A-	23,329	14,329	80.4	1.3	—	5.4	6.7
B	13,089	7,277	80.0	—	—	10.9	10.9
C	5,922	3,446	68.6	1.7	—	18.0	19.7
C-	335	—	—	—	—	—	—
D	51	48	58.0	—	—	—	—
Other	9,894	6,467	92.0	1.6	0.8	2.4	4.8
NovaStar Mortgage Funding Trust Series 2000-2: (A)
AAA	$57,846	$43,593	81.2	2.4	0.2	1.3	3.9
AA	103,454	80,428	83.9	0.6	0.9	5.2	6.7
A	60,735	45,658	81.5	2.0	0.8	4.4	7.2
A-	39,939	29,522	81.4	—	1.5	5.2	6.7
B	19,843	15,387	77.0	0.7	—	4.9	5.6
C	4,275	3,094	67.1	—	—	10.1	10.1
C-	388	532	74.7	—	—	—	—
Other	53,208	40,823	92.8	0.7	—	4.3	5.0
NovaStar Mortgage Funding Trust Series 2001-1:
AAA	$70,652	$63,821	81.3	0.4	0.1	0.6	1.1
AA	130,278	118,813	84.4	1.4	—	1.4	2.8
A	75,748	67,834	81.6	1.6	—	3.2	4.8
A-	43,418	39,920	80.5	0.8	0.3	4.1	5.2
B	38,186	33,806	77.8	0.5	0.2	2.6	3.3
C	4,863	4,190	66.7	—	—	1.9	1.9
C-	50	48	65.0	—	—	—	—
Other	51,872	45,517	94.3	1.1	0.2	2.9	4.2
NovaStar Mortgage Funding Trust Series 2001-2:
Alt. A	$40,980	$40,190	86.5	—	—	—	—
AAA	120,365	118,047	80.9	—	—	0.3	0.3
AA	234,977	230,450	82.6	0.2	0.1	0.6	0.9
A	152,307	149,370	81.1	0.6	0.1	0.6	1.3
A-	69,915	68,568	79.6	0.9	—	0.4	1.3
B	56,493	55,404	77.3	1.1	—	1.5	2.6
C	9,890	9,699	66.8	—	—	—	—
C-	222	218	55.3	—	—	—	—
Other	114,884	112,671	90.5	0.5	—	0.1	0.6

	$1,949,921	$1,629,668

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Table 16—Mortgage Loss Analysis—Loans Collateralizing Mortgage Securities
(dollars in thousands)

September 30, 2002
		Loans Repurchased From Trusts
	Cumulative Losses As Reported	Losses	Loss as a % of Original Balance	Total Losses
NMFT 1999-1	2.64%	$759	0.46%	3.10%
NMFT 2000-1 (A)	0.32	23	0.01	0.33
NMFT 2000-2 (A)	0.21	34	0.01	0.22
NMFT 2001-1	0.08	—	—	0.08
NMFT 2001-2	0.03	—	—	0.03
NMFT 2002-1	—	—	—	—
NMFT 2002-2	—	—	—	—
NMFT 2002-3	—	—	—	—

December 31, 2001
		Loans Repurchased From Trusts
	Cumulative Losses As Reported	Losses	Loss as a % of Original Balance	Total Losses
NMFT 1999-1	1.76%	$775	0.47%	2.23%
NMFT 2000-1 (A)	0.09	23	0.01	0.10
NMFT 2000-2 (A)	0.01	34	0.01	0.02
NMFT 2001-1	—	—	—	—
NMFT 2001-2	—	—	—	—

(A)
Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The performance of the mortgage loan collateral underlying these securities, as presented in this table, directly effects the performance of the CAPS 2001-C1 security.

Assets Acquired through Foreclosure. As of September 30, 2002, we had 85 properties in real estate owned with a carrying value of $6.5 million compared to 181 properties with a carrying value of $13.2 million as of December 31, 2001. The primary reason for the decline in real estate owned between December 31, 2001 and September 30, 2002 is due to liquidations of properties during the first nine months of 2002. As the loans in our portfolio mature and pay down, the total volume of loans decreases and the percentage of non-performing loans decreases as the probability of default is higher in the early years of a loan’s life. Additionally, our mortgage insurance serves to mitigate our exposure to loan losses (see Mortgage Insurance Premiums). Losses recognized on liquidations of the real estate we have acquired through foreclosures are detailed under the heading “Gain on Derivative Instruments and Sales of Mortgage Assets”.

Mortgage Servicing Rights. As discussed under Mortgage Securities—Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties is not retained and we have not purchased the right to service loans. As of September 30, 2002, we have $7.8 million in capitalized mortgage servicing rights compared with $6.4 million as of December 31, 2001. The value of the mortgage servicing rights we retained in our securitizations during 2002 was $4.7 million. Amortization of mortgage servicing rights was $3.3 million and $1.2 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

Other Assets. Included in other assets as of September 30, 2002 are advances on behalf of borrowers for taxes, insurance, foreclosures and other customer service functions, collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc, and aggregated $10.3 million as of September 30, 2002 compared with $6.8 million as of December 31, 2001. These balances will generally increase as our assets and loan servicing balances increase. Also included in other assets are deposits with our derivative counterparties in the amount of $23.4 million as of September 30, 2002 compared with $18.0 million as of December 31, 2001. The value of the interest rate swaps offset the deposits by $17.7 million and $9.8 million, as of

September 30, 2002 and December 31, 2001, respectively. These balances will generally decrease as interest rates rise and increase when interest rates fall.

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

Table 17—Asset-backed Bonds
(in thousands)

	Asset-backed Bonds		Mortgage Loans
	Remaining Principal	Interest Rate	Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of September 30, 2002:
NovaStar Home Equity Series:
Issue 1997-1	$20,152	2.28%	$22,277	10.34%	—
Issue 1997-2	23,179	2.31	25,470	10.59	—
Issue 1998-1	44,003	2.21	48,983	10.08	—
Issue 1998-2	72,614	2.03	76,543	9.88	—

	$159,948

As of December 31, 2001:
NovaStar Home Equity Series:
Issue 1997-1	$29,942	2.41%	$33,035	10.90%	—
Issue 1997-2	30,629	2.44	33,525	10.79	—
Issue 1998-1	59,751	2.33	68,326	10.45	—
Issue 1998-2	98,790	2.31	104,855	10.18	9
Unamortized debt issuance costs, net	(64)

	$219,048

(A)	Includes assets acquired through foreclosure.

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

Table 18—Short-term Financing Resources
September 30, 2002
(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$43,802
Lines of credit and mortgage and securities repurchase facilities	$950,000	$422,855	$410,751	$12,104

Total.	$950,000	$422,855	$410,751	$55,906

Stockholders’ Equity. The increase in our stockholders’ equity as of September 30, 2002 compared to December 31, 2001 is a result of the following:

•	$31.5 million increase due to net income recognized for the nine months ended September 30, 2002.

•	$8.0 million decrease due to exercise of stock options and acquisition of warrants

•	$43.8 million increase in unrealized gains on mortgage securities classified as available-for-sale

•	$11.4 million decrease in unrealized losses on derivative instruments used in cash flow hedges

•	$7.5 million increase due to net settlements of derivative instruments reclassified to earnings used in cash flow hedges

•	$28.1 million decrease due to dividends on common stock.

Mortgage Loan Production

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and have generated gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize.

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 3,200 brokers are active customers and approximately 9,800 are approved. Loans are underwritten and funded in a centralized facility. We increased our sales force from 112 on January 1, 2002 to 165 on September 30, 2002. Our sales force operates in 47 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

The following tables summarize our loan production. The gains we have recognized are discussed under “Results of Operations.” Additionally, we discuss our cost of production under “General and Administrative Expenses” under “Results of Operations.”

Table 19—Non-conforming Loan Originations
(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2002:
Third quarter	4,271	$570,138	$133,490	101.2%	80%	5.50	8.4%	81%
Second quarter	3,983	500,617	125,688	101.0	80	5.56	9.1	81
First quarter	3,602	471,994	131,037	101.0	80	5.45	9.0	84

Total	11,856	$1,542,749	$130,124	101.1%	80%	5.50	8.8%	82%

2001:
Fourth quarter	2,944	$374,261	$127,127	101.0%	80%	5.45	9.3%	82%
Third quarter	3,179	370,349	116,499	101.0	81	5.43	10.0	81
Second quarter	2,930	344,892	117,710	101.0	81	5.38	10.0	82
First quarter	2,078	243,864	117,355	101.1	82	5.41	10.4	82
Total	11,131	$1,333,366	$119,788	101.0%	81%	5.42	9.9%	82%

(A)	AAA=7, AA=6, A=5, A–=4, B=3, C=2, D=1

Table 20—Quarterly Mortgage Loan Originations by State (based on original principal)

	2002			2001
Collateral Location	Third	Second	First	Fourth	Third	Second	First
California	22%	22%	22%	22%	20%	18%	16%
Florida	14	12	12	12	12	16	13
Michigan	4	5	5	6	7	8	9
Ohio	4	5	4	5	4	5	6
Colorado	4	4	5	4	3	4	3
Texas	4	4	3	3	2	2	2
All other states	48	48	49	48	52	47	51

Results of Operations for the Nine and Three Months Ended September 30, 2002 Compared with the Nine and Three Months Ended September 30, 2001

During the nine and three months ended September 30, 2002, we earned net income of $31.5 million, $2.90 per diluted share and $12.2 million, $1.14 per diluted share, respectively, compared with net income of $26.1 million, $2.49 per diluted share and $18.9 million, $1.76 per diluted share, for the same period of 2001.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on derivative instruments and the sales and securitizations of mortgage loans. Earnings increased during the nine months ended September 30, 2002 as compared to the same period of 2001 due primarily to higher volume of average mortgage securities held and increased accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. The effect of the higher volume and increasing yield on our mortgage securities is displayed in Table 21 and Table 22. Our average security income increased from 20.7% in 2001 to 74.0% in 2002.

Even though earnings increased for the nine months ended September 30, 2002 as compared to the same period of 2001, we experienced a decrease in earnings for the three months ended September 30, 2002 as compared to the same period of 2001. This decrease was a result of a $13.2 million loss on derivative instruments recognized in the third quarter of 2002. This loss is reflective of the corresponding decrease in fair value of these non-hedge instruments during the quarter. In addition, during the third quarter of 2001 we had a $29 million resecuritization that created a $14.9 million gain.

Net Interest Income

Below is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the nine and three months ended September 30, 2002 and 2001.

Table 21—Mortgage Securities Interest Analysis
(dollars in thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2002	2001	2002	2001
Average fair market value	$125,592	$59,125	$158,738	$71,750

Interest income	35,658	7,043	13,872	3,085
Interest expense	1,553	1,612	647	596

Net interest income	$34,105	$5,431	$13,225	$2,489

Yields:
Interest income	37.86%	15.88%	34.96%	17.20%
Interest expense	0.69%	1.34%	1.63%	3.32%

Net interest spread	37.17%	14.54%	33.33%	13.88%

Table 22 is a summary of the average interest-earning assets, average interest-bearing liabilities and the related yields and rates thereon for the nine and three months ended September 30, 2002 and 2001. This table is presented to assist the reader in understanding the fluctuation in our net interest income from period to period.

Table 22—Interest Analysis
(dollars in thousands)

	Mortgage Loans			Mortgage Securities			Average Balance	Total Interest Income/ Expense	Annual Yield/ Rate
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Nine months ended September 30, 2002
Held-in-portfolio
Interest-earning mortgage assets	$180,910	$13,304	9.81%				$180,910	$13,304	9.81%

Interest-bearing liabilities:
Asset-backed bonds	$188,392	3,375	2.39%				$188,392	3,375	2.39%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		6,378						6,378

Total borrowings	$188,392	9,753	6.90				$188,392	9,753	6.90

Net interest income		$3,551						$3,551

Net interest spread			2.91						2.91

Net yield			2.62						2.62

Held-for-sale
Interest-earning mortgage assets	$324,781	$21,892	8.99%	$64,276	$35,658	73.97%	$389,057	$57,550	19.72%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$273,539	6,636	3.23%	77,126	1,553	2.68%	350,665	8,189	3.11%

Cost of derivative financial instruments hedging liabilities		10,859			—			10,859

Total borrowings	$273,539	17,495	8.53	$77,126	1,553	2.68	$350,665	19,048	7.24

Net interest income		$4,397			$34,105			$38,502

Net interest spread			0.46			71.29			12.48

Net yield			1.81			70.75			13.19

Nine months ended September 30, 2001
Held-in-portfolio
Interest-earning mortgage assets	$282,428	$21,193	10.01%				$282,428	$21,193	10.01%

Interest-bearing liabilities:
Asset-backed bonds	$303,016	12,993	5.72%				$303,016	12,993	5.72%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		668						668

Total borrowings	$303,016	13,661	6.01				$303,016	13,661	6.01

Net interest income		$7,532						$7,532

Net interest spread			4.00						4.00

Net yield			3.56						3.56

Held-for-sale
Interest-earning mortgage assets	$221,315	$17,023	10.26%	$45,447	$7,043	20.66%	$266,762	$24,066	12.03%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$179,328	7,763	5.77%	36,479	1,612	5.89%	215,807	9,375	5.79%

Cost of derivative financial instruments hedging liabilities		504			—			504

Total borrowings	$179,328	8,267	6.15	$36,479	1,612	5.89	$215,807	9,879	6.10

Net interest income		$8,756			$5,431			$14,187

Net interest spread			4.11			14.77			5.93

Net yield			5.28			15.93			7.09

	Mortgage Loans			Mortgage Securities			Average Balance	Total Interest Income/ Expense	Annual Yield/ Rate
	Average Balance	Interest Income/ Expense	Annual Yield/ Rate	Average Balance	Interest Income/ Expense	Annual Yield/ Rate
Three months ended September 30, 2002
Held-in-portfolio
Interest-earning mortgage assets	$164,352	$3,942	9.59%				$164,352	$3,942	9.59%

Interest-bearing liabilities:
Asset-backed bonds	$168,430	1,008	2.39%				$168,430	1,008	2.39%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		2,145						2,145

Total borrowings	$168,430	3,153	7.49				$168,430	3,153	7.49

Net interest income		$789						$789

Net interest spread			2.10						2.10

Net yield			1.92						1.92

Held-for-sale
Interest-earning mortgage assets	$378,015	$8,826	9.34%	$82,243	$13,872	67.47%	$460,258	$22,698	19.73%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$344,916	2,521	2.92%	94,229	647	2.75%	439,145	3,168	2.89%

Cost of derivative financial instruments hedging liabilities		3,653			—			3,653

Total borrowings	$344,916	6,174	7.16	$94,229	647	2.75	$439,145	6,821	6.21

Net interest income		$2,652			$13,225			$15,877

Net interest spread			2.18			64.72			13.52

Net yield			2.81			64.32			13.80

Three months ended September 30, 2001
Held-in-portfolio
Interest-earning mortgage assets	$246,686	$6,088	9.87%				$246,686	$6,088	9.87%

Interest-bearing liabilities:
Asset-backed bonds	$264,589	3,044	4.60%				$264,589	3,044	4.60%
Other borrowings	—	—					—	—

Cost of derivative financial instruments hedging liabilities		807						807

Total borrowings	$264,589	3,851	5.82				$264,589	3,851	5.82

Net interest income		$2,237						$2,237

Net interest spread			4.05						4.05

Net yield			3.63						3.63

Held-for-sale
Interest-earning mortgage assets	$372,700	$9,379	10.07%	$48,074	$3,085	25.67%	$420,774	$12,464	11.85%

Interest-bearing liabilities:
Asset-backed bonds	—	—		—	—		—	—
Other borrowings	$379,554	4,313	4.55%	45,953	596	5.19%	425,507	4,909	4.61%

Cost of derivative financial instruments hedging liabilities		388			—			388

Total borrowings	$379,554	4,701	4.95	$45,953	596	5.19	$425,507	5,297	4.98

Net interest income		$4,678			$2,489			$7,167

Net interest spread			5.12			20.48			6.87

Net yield			5.02			20.71			6.81

The mortgage loans we originate and own have relatively high coupons and generally, in the aggregate, the coupon is not volatile. As a result, the average yield on our loans has been consistent. Rates on our financing arrangements adjust monthly, primarily indexed to one-month LIBOR. As a result, the cost of financing increases and decreases with short-term market conditions. Short-term market rates declined steadily in 2002 and, therefore, our net interest margin on loans has decreased. The cost of our interest rate agreements, discussed below, offsets our net interest spread. Interest income on mortgage loans in the future will depend on the volume of loans we own. Generally, we expect to increase our loan portfolio as our origination volume increases. The net margin on our loans will depend on the coupons on the loans and short-term borrowing rates, which are a function of market demand and economic conditions.

Our securities primarily represent our ownership in the net cash flow of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR has decreased over the past 18 months, the net cash flow we are receiving has increased correspondingly. Therefore, our yield (rate of accrual) on these securities has increased. We experienced average income on our securities of 20.7% and 25.7% for the nine and three months ended September 30, 2001. The income increased to 74.0% and 67.5% during the same respective periods of 2002 to reflect the increase in cash flow. If rates continue to remain low, we anticipate the cash flow to continue to be high on our securities and further increases in income will be generated. Future interest income will, however, be largely dependent on economic conditions. We also expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk. Interest rate cap agreements require us to pay either a one-time “up front” premium or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. Due to the steady decline in short-term interest rates in 2002, our expense related to interest rate agreements increased.

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

During the nine months ended September 30, 2002, we made provisions for losses of ($294,000) and incurred net charge-offs of $1.9 million compared to $2.8 million and $4.7 million,

respectively during the same period of 2001. Table 2 presents a quarterly rollforward of our allowance for credit losses.

Fee Income

Fee income primarily consists of fees from three sources — servicing fees from investors and borrowers, broker fees from loan investors and branch management fees. As a loan servicer, we collect normal fees for servicing loans that collateralize asset-backed bonds and mortgage securities. These fees are generated at the rate of 50 basis points of the principal balance and are earned as interest is collected from borrowers. In addition, we collect fees directly from the borrower in the normal course of servicing loans for such items as late payment assessments and processing fees for special handling.

Loan investors who fund the loans we broker pay fees to our branches. These fees constitute standard broker “premiums” for the types of loans we broker. As discussed below under Branch Operations, the net income of the branches accrues to the branch manager.

We generate management fees from our branches for providing administrative functions related to accounting, human resources, license/registration and loan investor management. Additional discussion is under the “Affiliated Branches” heading.

Gain on Derivative Instruments and Sales of Mortgage Assets

Our gain on derivative instruments and sales of mortgage assets is made up of the following components:

	For the Nine Months ended September 30,		For the Three Months ended September 30,
	2002	2001	2002	2001
Gain on sales of mortgage loans transferred in securitizations	$35,433	$16,233	$16,892	$7,330
Gain on sales of mortgage loans to third parties	3,169	757	630	122
Gain on sale of mortgage securities	—	14,945	—	14,945
Loss on derivative instruments	(20,889)	(3,255)	(13,245)	(3,255)
Loss on sales of real estate owned	(686)	(132)	(229)	(157)

	$17,027	$28,548	$4,048	$18,985

Loss on derivative instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates decreased from December 31, 2001 to September 30, 2002, we recognized a loss of $20.9 million, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments during the year.

Gain on sales of mortgage loans. We executed securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retained the AAA-rated interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions are structured as sales for accounting and income tax reporting. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 1 provides a summary of mortgage loans sold outright and transferred in securitizations. For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash out method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were a constant prepayment rate of 27, projected losses of 1.3% and a discount rate of 24.7%.

Prepayment Penalty Income

A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $312,000 and $674,000 during the nine months ended September 30, 2002 and 2001 compared with $89,000 and $176,000 for the three months ended September 30, 2002 and 2001. The decrease is due to shrinking of the portfolio and the expiration of prepayment penalties.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. As of September 30, 2002, approximately 82% of the loans we service are covered by mortgage insurance. Premiums for mortgage insurance on loans maintained on our balance sheet are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $1.7 million and $2.2 million for the nine months ended September 30, 2002 and 2001 compared with $595,000 and $1.0 million for the three months ended September 30, 2002 and 2001.

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

The increase in general and administrative expenses is primarily the result of an increase in the number of employees and stock compensation expense related to our variable stock options. Excluding our branch personnel, we employed 732 people as of September 30, 2002, compared with 323 as of September 30, 2001. This increase in headcount is attributable to our new conforming and retail business, growth in our wholesale business including the opening of an office in Cleveland and our expanding servicing operations. Stock compensation expense for the nine months ended September 30, 2002 when compared to September 30, 2001 increased $931,000 due to the rise in our stock price. If our stock price falls, the stock compensation expense will decrease.

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

Table 23—Loan Costs of Production, as a Percent of Principal

	Gross Loan Production Cost	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2002:
Third quarter	2.03	0.86	2.89
Second quarter	2.13	0.58	2.71
First quarter	2.01	0.61	2.62

2001:
Fourth quarter	1.91	0.65	2.56
Third quarter	1.92	0.56	2.48
Second quarter	1.86	0.61	2.47
First quarter	2.37	0.74	3.11

During the first quarter of 2002 we opened a second wholesale processing office in Cleveland, Ohio. This second production office was staffed ahead of the production demand and as a result we experienced a slight increase in our average cost to originate a loan.

Table 24—Divisional Operations–General and Administrative Expenses
Nine Months Ended September 30, 2002 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Compensation and benefits	$2,342	$24,230	$3,351	$1,574	$31,497
Travel and public relations	54	2,318	5,151	284	7,807
Office administration	319	5,391	479	460	6,649
Loan expense	—	4,398	209	5	4,612
Professional and outside services	535	1,245	372	72	2,224
Other	14	719	686	401	1,820

Total	$3,264	$38,301	$10,248	$2,796	$54,609

Nine Months Ended September 30, 2001 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Compensation and benefits	$1,141	$12,981	$6,133	$1,012	$21,267
Travel and public relations	42	1,095	4,582	147	5,866
Office administration	312	3,451	958	278	4,999
Loan expense	—	1,329	219	11	1,559
Professional and outside services	584	828	46	39	1,497
Other	204	300	1,399	334	2,237

Total	$2,283	$19,984	$13,337	$1,821	$37,425

Three Months Ended September 30, 2002 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Compensation and benefits	$(1,133)	$9,501	$1,068	$565	$10,001
Travel and public relations	12	899	1,951	83	2,945
Office administration	142	2,131	128	162	2,563
Loan expense	—	2,550	62	2	2,614
Professional and outside services	160	520	99	25	804
Other	(14)	218	425	144	773

Total	$(833)	$15,819	$3,733	$981	$19,700

Three Months Ended September 30, 2001 (in thousands)

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Affiliated Branches		Total
			Operations	Management
Compensation and benefits	$604	$5,427	$1,722	$445	$8,198
Travel and public relations	17	339	1,474	79	1,909
Office administration	88	1,183	232	108	1,611
Loan expense	—	528	99	8	635
Professional and outside services	192	255	24	16	487
Other	190	123	398	91	802

Total	$1,091	$7,855	$3,949	$747	$13,642

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

Table 25—Summary of Servicing Operations
(dollars in thousands except per loan cost)

	2002
	September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%
Unpaid principal	$2,911,263		$2,558,407		$2,307,620

Number of loans	23,757		21,379		19,593

Servicing income, net of amortization of mortgage servicing rights	$2,261	0.31	$1,773	0.28	$1,675	0.29
Costs of servicing	2,194	0.30	1,791	0.28	1,538	0.27

Net servicing income	$67	0.01	$(18)	0.00	$137	0.02

Annualized costs of servicing per unit	$369.41		$335.10		$313.99

	2001
	December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$1,994,448		$1,756,523		$1,501,844		$1,263,773

Number of loans	17,425		15,916		13,916		11,999

Servicing income, net of amortization of mortgage servicing rights	$1,560	0.31	$1,691	0.39	$1,366	0.36	$1,465	0.46
Costs of servicing	1,303	0.26	1,269	0.29	1,166	0.31	1,238	0.39

Net servicing income	$257	0.05	$422	0.10	$200	0.05	$227	0.07

Annualized costs of servicing per unit	$299.11		$318.92		$335.15		$412.70

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

Table 26—Branch Operations—Non-LLC
(dollars in thousands)

	2002			2001
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	8	10	19	15	22	22	77
Loans originated	588	498	752	776	744	722	1,126
Fee income	$3,733	$2,978	$3,537	$2,974	$3,896	$4,570	$4,840
General and administrative costs	$3,733	$2,978	$3,537	$3,014	$3,949	$4,548	$4,840
Personnel	188	151	159	189	200	217	288

Table 27—Branch Operations—LLC
(dollars in thousands)

	2002			2001
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Branches (end of quarter)	176	152	123	108	83	64	—
Loans originated	3,863	3,052	2,432	2,115	1,403	1,189	—
Fee income	$16,845	$13,180	$9,713	$9,224	$5,388	$3,088	$—
General and administrative costs	$16,042	$12,373	$8,990	$9,647	$5,278	$2,799	$—
Personnel	854	724	546	405	271	138	—

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

Table 28—Branch Management
(dollars in thousands)

	2002			2001
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Fee income	$1,569	$1,247	$1,085	$1,336	$885	$738	$450
General and administrative costs	$ 981	$ 988	$ 827	$1,016	$747	$580	$494
Personnel	28	28	21	32	15	16	15

Income Taxes

NovaStar Financial, Inc. intends to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. Therefore, it will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of the assets and sources of income.

Below is a summary of the taxable net income for NovaStar Financial, Inc. for the nine and three months ended September 30, 2002 and September 30, 2001.

Table 29—Taxable Net Income
(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
Net income	$31,510	$26,137	$12,199	$18,936
Equity in net income of NFI Holding Corp.	9,610	(475)	5,687	792
Stock Compensation Payable	836	161	(1,092)	77
Cumulative effect of a change in accounting principle	—	1,384	—	—
Interest rate agreement amortization	(277)	(831)	(87)	(193)
Residual purchase commitment fee	(1,200)	(1,230)	(400)	(400)
Credit losses, net of provision	(2,245)	(2,024)	(702)	(632)
Other	(246)	44	2	(6)
Use of capital loss carryforward	—	(14,946)	—	(14,946)
Use of net operating loss carryforward	—	(2,718)	—	—

Taxable net income before preferred dividends	37,988	5,502	15,607	3,628
Preferred dividends	—	(2,625)	—	(1,543)
Surrender of warrants	(13,172)	—	—	—

Taxable net income available to common shareholders	$24,816	$2,877	$15,607	$2,085

Taxable net income per common shareholder	$2.38	$0.49	$1.50	$0.36

NFI Holding Corporation, a wholly owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported a net loss before income taxes of $11.8 million for the nine months ended September 30, 2002, which resulted in an income tax benefit of $2.2 million as shown in our income statement. We did not report income tax (expense) benefit for the nine months ended September 30, 2001 due to the immaterial nature of the pre-tax income reported at NFI Holding Corporation.

During the first quarter of 2002, we recognized a charge to taxable income of $3.7 million for the value of warrants converted by warrant holders (see Note 5 to our consolidated financial statements). A charge of $9.5 million was recognized in the second quarter for the warrants converted by RFC.

NovaStar incurred capital and operating losses in years prior to 2001. These losses were carried forward to 2001 where they were used to offset the capital gains and operating income that NovaStar realized in 2001. The capital loss carryforward and net operating loss carryforward were fully utilized in 2001, resulting in no carryforward to 2002.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 18, we have $55.9 million in immediately available funds, including $43.8 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow the greater of the market value of the loans or 98% of the outstanding principal. Funding for the difference—generally 2% of the principal—must come from other cash inflows. We use operating cash inflow in the form of cash flow from mortgage securities, principal and interest on mortgage loans and fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $2.7 billion in loans, assuming no other demands on cash and assuming a 2% “haircut”.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans are dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no guaranty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of September 30, 2002 would need to decline by nearly 50% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of September 30, 2002, we have approximately $23.4 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

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

Cash activity during the nine months ended September 30, 2002 and 2001 is presented in the consolidated statement of cash flows.

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

Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 2002, borrowings under all financing arrangements adjust daily, monthly, or quarterly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 30—Interest Rate Sensitivity-Income
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (D)	(100)	Base	100	200
As of September 30, 2002
Income (expense) from:
Assets	N/A	$234,001	$238,250	$242,019	$244,847
Liabilities (B)	N/A	(60,049)	(86,182)	(113,266)	(140,929)
Interest rate agreements	N/A	(50,171)	(34,434)	(18,697)	804

Net interest income	N/A	$123,781	$117,634	$110,056	$104,722

Percent change in net interest income from base	N/A	5.2	—	(6.4)	(11.0)

Percent change of capital (C)	N/A	3.7	—	(4.6)	(7.8)

As of December 31, 2001
Income (expense) from:
Assets	N/A	$133,173	$135,196	$136,598	$141,106
Liabilities (B)	N/A	(35,336)	(51,896)	(68,801)	(86,099)
Interest rate agreements	N/A	(21,647)	(14,636)	(7,624)	(612)

Net interest income	N/A	$76,190	$68,664	$60,173	$54,395

Percent change in net interest income from base	N/A	11.0	—	(12.4)	(20.8)

Percent change of capital (C)	N/A	5.8	—	(6.5)	(11.0)

(A)	Income of asset, liability or interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes debt issuance costs, amortization of loan premiums, mortgage insurance premiums and provisions for credit losses.
(C)	Total change in estimated spread income as a percent of total stockholders’ equity as of September 30, 2002 and December 31, 2001.
(D)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 31—Interest Rate Sensitivity—Market Value
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
	(200) (C)	(100)	100	200
As of September 30, 2002
Change in market values of:
Assets	N/A	$11,084	$(38,136)	$(91,708)
Liabilities	N/A	(2,317)	2,481	5,027
Interest rate agreements	N/A	(26,342)	25,857	51,249

Cumulative change in market value	N/A	$(17,575)	$(9,798)	$(35,432)

Percent change of market value portfolio equity (B)	N/A	(9.4)%	(5.2)%	(18.9)%

As of December 31, 2001
Change in market values of:
Assets	N/A	$13,158	$(28,771)	$(67,162)
Liabilities	N/A	(2,245)	2,382	6,414
Interest rate agreements	N/A	(15,505)	15,218	30,236

Cumulative change in market value	N/A	$(4,592)	$(11,171)	$(30,512)

Percent change of market value portfolio equity (B)	N/A	(3.0)%	(7.3)%	(19.8)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.

(B)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2002 and December 31, 2001.

(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity Analysis. The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on September 30, 2002. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of September 30, 2002.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The undersigned, principal executive officer and principal financial officer of Novastar Financial, Inc. conclude that the disclosure controls and procedures of Novastar Financial, Inc. are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.

Changes in Internal Controls. There have been no significant changes in the internal controls of Novastar Financial, Inc. or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the undersigned principal executive officer and principal financial officer of Novastar Financial, Inc.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 30, 2002, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.     Changes in Securities

Not applicable

Item 3.     Defaults upon Senior Securities

Not applicable

Item 4.     Submission of Matters of Vote of Security Holders

Not applicable

Item 5.     Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit Listing

Exhibit No.		Description of Document

3.1	*	Articles of Amendment and Restatement of the Registrant

3.2	*	Articles Supplementary of the Registrant

3.3	*	Bylaws of the Registrant

3.3a	***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

99.1		Statement Under Oath of Chief Executive Officer

99.2		Statement Under Oath of Principal Accounting Officer

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b) NovaStar Financial filed no Form 8-K’s during the three months ended September 30, 2002.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 13, 2002

/S/ SCOTT F. HARTMAN
Scott F. Hartman Chairman of the Board, Secretary and Chief Executive Officer (Principal Executive Officer)

DATE: November 13, 2002

/S/ RODNEY E. SCHWATKEN
Rodney E. Schwatken Vice President, Treasurer and Controller (Principal Accounting Officer)

CERTIFICATION

I, Scott F. Hartman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Novastar Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/S/ SCOTT F. HARTMAN

Name: Scott F. Hartman
Title:   Chairman of the Board,
             Secretary and Chief
             Executive Officer
             (Principal Executive Officer)

CERTIFICATION

I, Rodney E. Schwatken, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Novastar Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/S/ RODNEY E. SCHWATKEN

Name: Rodney E. Schwatken
Title:   Vice President
             Treasurer and Controller
             (Principal Financial Officer)