Form 10-K/A
period 2001-12-31
NOVASTAR FINANCIAL INC
filed 2003-02-27
CIK 1025953

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


                                     PART I

We are filing this amendment to revise the independent auditors' report issued by Deloitte & Touche LLP to show that they have signed the report manually and to include their name. This is the second amendment to our Form 10K which was originally filed on March 8, 2002. The first amendment was previously filed on March 15, 2002.

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



/s/ Deloitte & Touche LLP

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




/s/ KPMG LLP

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