Form 10-K
period 2002-12-31
NOVASTAR FINANCIAL INC
filed 2003-03-17
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	74-2830661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8140 Ward Parkway, Suite 300, Kansas City, MO	64114
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (816) 237-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 2003 was approximately $351,842,695 as reported by the New York Stock Exchange Composite Transactions on such date.

The number of shares of the Registrant’s Common Stock outstanding on March 12, 2003 was 10,502,767.

Documents incorporated by reference

Items 10, 11, 12, and 13 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2002.

NOVASTAR FINANCIAL, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Item 1. Business

Overview

We are a Maryland corporation formed on September 13, 1996 as an investor in mortgage assets, with a focus on non-conforming mortgage loans. We also originate single-family non-conforming loans in the name of NovaStar Mortgage, Inc. (NovaStar Mortgage) and manage retail brokers operating under the name NovaStar Home Mortgage, Inc. (NovaStar Home). NovaStar Mortgage and NovaStar Home are our subsidiaries.

Management believes the tax-advantaged structure of a real estate investment trust (REIT) maximizes the after-tax returns from mortgage assets. We must meet numerous rules established by the Internal Revenue Service to retain our status as a REIT. In summary, they require us to:

•	Restrict investments to certain real estate related assets,

•	Avoid certain investment trading and hedging activities, and

•	Distribute virtually all taxable income to stockholders.

As long as we maintain our REIT status, distributions to stockholders will generally be deductible by us for income tax purposes. This deduction effectively eliminates corporate level income taxes. Management believes it has and will continue to meet the requirements to maintain our REIT status.

2002 In Review

During 2002, we originated $2.8 billion in mortgage loans, compared to $1.3 billion in 2001. Non-conforming loans are primarily sold through securitization transactions completed by NovaStar Mortgage. Included in net gains on sales of mortgage assets for the year ended December 31, 2002 are $47.9 million in gains recognized in transactions securitizing a total of $1.6 billion in loans. In addition, we sold $346.1 million in loans, including conforming loans, to unrelated third parties for cash, recognizing gains of $6.2 million. NovaStar Mortgage retains the servicing rights to loans securitized. During 2002 the loan-servicing portfolio increased from $2.0 billion to $3.7 billion.

During 2002, we increased our branches from 123 in 32 states to 216 in 35 states. While the branch is free to broker loans for any approved investor, many of the loans produced by our branches are funded by NovaStar Mortgage. This arrangement serves to reduce our overall cost of lending and provides for enhanced fee income.

We have obtained committed financing facilities to fund our mortgage loan operations. As of December 31, 2002, combined lending arrangements under these agreements totaled $1.4 billion. Cash and availability under these committed facilities was $80.1 million.

During the year ended December 31, 2002, we recorded net income of $48.8 million, $4.50 per diluted share. Our operating results are discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report.

Lending Operations

Following is a diagram of the nonconforming industry in which we operate and our loan production during 2002 (in thousands). Following the diagram is further description of our business.

(A) The portion of loans that NovaStar has not securitized as of December 31, 2002 is included in our mortgage loans held-for-sale.

Mortgage Lending

We originate conforming and non-conforming residential mortgage loans. We simultaneously enter a commitment agreement to sell our conforming loans at the time the loan is originated. Conforming loans are sold to independent mortgage lenders or to government agencies.

In our non-conforming lending operations, we lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but generally have substantial equity in their homes. Often, these are individuals or families who have built high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and lower their total monthly payments.

Our sales force, which includes 249 account executives, develops and maintains relationships with a network of independent retail brokers. In 1997 and in much of 1998, we retained our mortgage loans. Since 1998, we have operated as a seller of whole loans to independent third parties. Two primary avenues were used for selling mortgage loans: 1) directly to independent, third parties for cash and 2) through securitization transactions that are treated for tax and accounting purposes as loan sales.

We underwrite, process, fund and service the non-conforming mortgage loans sourced through our broker network. Further details regarding the loan originations are discussed under “Mortgage Originations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

On a short-term basis, we finance mortgage loans using warehouse lines of credit and repurchase agreements. In addition, we have access to facilities secured by our mortgage securities. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to the consolidated financial statements.

For long-term financing, we fund our mortgage loans using asset-backed bonds (ABB). Primary bonds—AAA through BBB rated—are issued to the public. We retain the interest only bonds and prepayment penalty bonds, which are AAA rated. We also retain the right to service the mortgage loans and retain non-rated, subordinated interests. Prior to 1999, ABB transactions were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on our consolidated balance sheets, and no gain is recorded. Beginning in 1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our consolidated financial statements. We do, however, record the value of the securities and servicing rights we retain. Details regarding ABBs we issued can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 3 and 5 to our consolidated financial statements.

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

Loan Brokering by Branches

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage. Branch offices offer conforming and non-conforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The branches must adhere to a strict set of established policies regarding their operations. Net income of the branch is returned to the branch “owner/manager.” Administrative functions, including accounting, payroll and human resources, investor relations and licensing, are conducted by our central corporate office staff. As of December 31, 2002 we have 216 active branches in 35 states.

Market in Which NovaStar Operates and Competes

We face intense competition in the business of originating, purchasing, selling and securitizing mortgage loans. The number of market participants is believed to be well in excess of 100 companies who originate non-conforming loans and hundreds of companies originating conforming loans. No single participant holds a dominant share of the lending market. In addition to other residential mortgage REITs, we compete for borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions and thrift institutions. Many of these competitors are substantially larger than we are and have considerably greater financial resources than we do.

Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates. To the extent any competitor significantly expands their activities in the non-conforming and subprime market, we could be materially adversely affected.

One of our key competitive strengths is our employees and the level of service they are able to provide our borrowers. We service our non-conforming loans and, in doing so, we are able to stay in close contact with our borrowers and identify potential problems early. During 2002, the branches brokered $2.6 billion in residential mortgage loans. While the branches are free to broker loans for any approved investor, frequently NovaStar Mortgage is the lender for the branch loans. This integrated relationship adds another competitive advantage for us.

In addition, regulated mortgage lenders, such as savings and loans and banks, are subject to regulatory review and must pay for the costs incurred by the regulator in their examinations. We incur no such regulation fees or costs and are, therefore, competitively advantaged.

We are also competitively successful due to our:

•	experienced management team;

•	use of technology to enhance customer service and reduce operating costs;

•	tax advantaged status as a REIT;

•	vertical integration—we broker and/or originate, fund, service and manage mortgage loans;

•	access to capital markets to securitize our assets.

Risk Management

Management recognizes the following primary risks associated with the business and industry in which it operates.

•	Credit

•	Prepayment

•	Liquidity/Funding

•	Interest Rate/Market

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities. Non-conforming mortgage loans comprise substantially our entire mortgage loan portfolio and serve as collateral for our mortgage securities. Our non-conforming borrowers include individuals who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties, but have considerable equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and reduce the amount of money it takes to service their monthly debt obligations. Our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.

Underwriting staff work under the supervision of our Chief Credit Officer. Underwriters are given approval authority only after their work has been reviewed for a period of at least two weeks. Thereafter, the Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All loans in excess of $350,000 currently require the approval of an underwriting supervisor. Our Chief Credit Officer or our President must approve loans in excess of $500,000.

The underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether that payment was 30, 60 or 90 days past due. Delinquency on consumer/revolving debt is also considered. Discharged bankruptcy filings are allowed under all credit ratings, however, to obtain an “A” or “B” grade, the borrower must have at least a one-year seasoning on a discharged Chapter 13 filing and two years for a Chapter 7 filing. The credit grade that is assigned to the borrower is a reflection of the borrower’s historical credit and the loan-to-value determined by the amount of documentation the borrower could produce to support income. Maximum loan-to-value ratios for each credit grade depend on the level of income documentation provided by the potential borrower. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

Key to our successful underwriting process is the use of NovaStarIS®. NovaStarIS® is the second generation of our proprietary automated underwriting system. IS provides more consistency in underwriting loans and allows underwriting personnel to focus more of their time on loans that are not initially accepted by the IS system.

Table 1 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sets forth our mortgage loan portfolio by credit grade, all of which are non-conforming.

A tool for managing credit risk is to diversify the markets in which we originate and own mortgage loans. Presented in Table 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report is a breakdown of the geographic diversification our loans. Detail regarding loan delinquencies and loans charged off are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Table 3 and Note 2 to the “Financial Statements and Supplementary Data”.

We have purchased mortgage insurance on many of the loans that are held in our portfolio—on the balance sheet and those that serve as collateral for our mortgage securities. Our mortgage insurance provides for coverage to a loan-to-value of 50-55%, which serves to substantially limit our exposure to credit risk. The use of mortgage insurance is discussed under “Premiums for Mortgage Loan Insurance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Prepayment Risk

The majority of our securities are “interest-only” in nature. These securities represent the net cash flow—interest income—on the underlying loans in excess of the cost to finance the loans. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our securities.

We mitigate prepayment risk by originating loans that are originated with a penalty if the borrower repays the loan in the early months of the loan’s life. For the majority of our loans, a prepayment penalty is charged equal to 80% of six months interest on the principal balance that is to be paid in full. Table 5 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is a summary of the loans originated by NovaStar Mortgage demonstrating the nature of prepayment penalties. As of December 31, 2002, 73% of our loans had a prepayment penalty. Of the loans that serve as collateral for our mortgage securities, 82% had prepayment penalties as of December 31, 2002. During 2002, 76% of the loans we originated had prepayment penalties. Table 5 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” details prepayment speeds.

Liquidity/Funding Risk

See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of liquidity risks and resources available to us.

Interest Rate/Market Risk

Our investment policy sets the following general goals:

(1) Maintain the net interest margin between assets and liabilities, and

(2) Diminish the effect of changes in interest rate levels on our market value

Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, we may sell loans we originate. Financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as we acquire and retain mortgage loans.

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

Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2002, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Interest Rate Sensitivity-Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	Base	100	200
As of December 31, 2002:
Interest margin	N/A	$168,379	$150,150	$130,828	$109,984
Expense from interest rate agreements	N/A	(42,284)	(32,949)	(20,573)	(6,060)

Net interest income	N/A	$126,095	$117,201	$110,255	$103,924

Percent change in net interest income from base	N/A	7.6%	—	(5.9)%	(11.3)%

Percent change of capital (B)	N/A	4.9%	—	(3.8)%	(7.2)%

As of December 31, 2001:
Interest margin	N/A	$97,837	$83,300	$67,797	$55,007
Expense from interest rate agreements	N/A	(21,647)	(14,636)	(7,624)	(612)

Net interest income	N/A	$76,190	$68,664	$60,173	$54,395

Percent change in net interest income from base	N/A	11.0%	—	(12.4)%	(20.8)%

Percent change of capital (B)	N/A	5.8%	—	(6.5)%	(11.0)%

(A)	Interest margin (income from assets less expense from liabilities) or expense from interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.

(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of December 31.

(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of December 31, 2002:
Change in market values of:
Assets	N/A	$16,449	$(49,343)	$(119,232)
Liabilities	N/A	(2,311)	2,451	4,969
Interest rate agreements	N/A	(36,249)	37,930	76,873

Cumulative change in market value	N/A	$(22,111)	$(8,962)	$(37,390)

Percent change of market value portfolio equity (B)	N/A	10.9%	(4.4)%	(18.4)%

As of December 31, 2001:
Change in market values of:
Assets	N/A	$13,158	$(28,771)	$(67,162)
Liabilities	N/A	(2,245)	2,382	6,414
Interest rate agreements	N/A	(15,505)	15,218	30,236

Cumulative change in market value	N/A	$(4,592)	$(11,171)	$(30,512)

Percent change of market value portfolio equity (B)	N/A	3.0%	(7.3)%	(19.8)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.

(B)	Total change in estimated market value as a percent of market value portfolio equity as of December 31.

(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity Analysis. The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on December 31, 2002 and 2001. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

The interest sensitivity analysis is prepared monthly. If the analysis demonstrates that a 100 basis point shift, up or down, in interest rates would result in a 25% or more cumulative decrease in income from base, or a 10% cumulative decrease in market value from base, policy requires management to adjust the portfolio by adding or removing interest rate cap or swap agreements. The Board of Directors reviews and approves our interest rate sensitivity and hedged position quarterly. Although management also evaluates the portfolio using interest rate increases and decreases less than and greater than one percent, management focuses on the one percent increase.

Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of December 31, 2002.

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

Projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, loan to value, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on our loans shown in Table 5 of “Management’s Discussion and Analysis” are weighted average speeds of all loans in each deal.

As discussed above, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long term prepayment rates used in the interest rate sensitivity analysis. Also, as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long term prepayment rates used in the interest sensitivity analysis.

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

•	Failure to renew or obtain adequate funding under warehouse facilities and repurchase agreements may materially adversely impact our lending operations. We are currently dependent upon a limited number of primary credit facilities for funding of our mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements could have a material adverse effect on our lending operations and our overall performance.

•	Our dependence upon borrowings can result in significant liquidity constraints. Our profitability is dependent upon our ability to borrow money on favorable terms. In October 1998, the subprime mortgage loan market faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. We faced significant liquidity constraints.

•	Changes in interest rates may adversely affect results of operations. Our results of operations are likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect our ability to acquire mortgage loans in expected volumes necessary to support our fixed overhead expense levels.

•	Financing with repurchase agreements may lead to margin calls if the market value of mortgage assets declines. We use repurchase agreements to finance the acquisition of mortgage assets in the short-term. In a repurchase agreement, we sell an asset and agree to repurchase the same asset at some period in the future. Generally, the repurchase agreements we entered into stipulate that we must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the asset. The amount we may borrow under these arrangements is generally 96% to 98% of the asset market value. When asset market values decrease, we are required to repay the margin, or difference in market value. To the extent the market values of assets financed with repurchase agreements decline rapidly, we will be required to meet cash margin calls. If cash is unavailable, we may be forced to default under the terms of the repurchase agreement. In that event, the lender retains the right to liquidate the collateral to settle the amount due from us.

•	Limited access to additional capital may ultimately curtail growth. Cash is required to fund loans we originate as financing arrangements allow us to borrow a percentage, typically 98%, of the mortgage note amount. If we are unable to obtain sufficient cash resources, we may not sustain asset growth.

•	Interest rate fluctuations may result in a decrease in net interest income. Interest rate fluctuations may affect our earnings as a result of potential changes in the spread between the interest rates on our borrowings and the interest rates on our mortgage assets. In addition, mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions. Changes in anticipated prepayment rates may adversely affect our earnings.

•	Failure to hedge effectively against interest rate changes may adversely affect results of operations. Asset/liability management hedging strategies involve risk and may not be effective in reducing our exposure to interest rate changes. Moreover, compliance with the REIT provisions of the Code may prevent us from effectively implementing the strategies that we determine, absent such compliance, would best insulate us from the risks associated with changing interest rates.

•

Mortgage insurers may not pay claims resulting in increased credit losses or may in the future change their pricing or underwriting guidelines. We have placed reliance on mortgage insurance to mitigate the risk of credit losses. However there can be no assurance that the mortgage insurers will continue to have the financial ability to pay all claims presented. In addition, insurers have the right to deny a claim if the loan is not properly serviced or has been defectively originated. We also have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on our new production.

•	We face loss exposure due to the underlying real estate. A substantial portion of our mortgage assets consists of single family mortgage loans or mortgage securities evidencing interests in single family mortgage loans. Any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. We will be subject to the risk of loss on such mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

•	Loans made to non-conforming mortgage borrowers entail higher delinquency and loss rates. Lenders in the non-conforming mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to non-conforming mortgage loan borrowers generally entail a higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and may result in higher levels of realized losses. Any failure by us to adequately address the risks of non-conforming lending would have a material adverse impact on our results of operations, financial condition and business prospects.

•	Current loan performance data may not be indicative of future results. Management uses estimates and assumptions based on actual experience with the mortgage loans. Actual results and the time of certain events could differ materially from those projected, due to factors including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds and fluctuations in losses due to defaults on mortgage loans. These fluctuations could rise to levels that would adversely affect profitability.

•	Market factors may limit our ability to acquire mortgage assets at yields that are favorable relative to borrowing costs. Despite management’s experience in the acquisition of mortgage assets and its relationships with various mortgage suppliers, there can be no assurance that we will be able to acquire sufficient mortgage assets from mortgage suppliers at spreads above our cost of funds.

•	Intense competition in the non-conforming mortgage loan industry may result in reduced net income or in revised underwriting standards that would adversely affect operations. We face intense competition, primarily from commercial banks, savings and loans, other independent mortgage lenders and other mortgage REITs. The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the subprime mortgage industry. Any increase in the competition among lenders to originate or purchase nonconforming mortgage loans may result in either reduced interest income on such mortgage loans compared to present levels or revised underwriting standards permitting higher loan-to-value ratios on properties securing non-conforming mortgage loans.

•	Our failure to comply with federal, state or local regulation of mortgage lending, of broker compensation programs or of our local branch operations could adversely affect our operations and profitability. As a mortgage lender, we are subject to many laws and regulations. Any failure to comply with these rules and their interpretations or with any future interpretations or judicial decisions could cause a material adverse impact on our profitability or a change in the way we do business. For example, several lawsuits have been filed challenging payments made by a lender to a broker, similar to payments we make to our independent brokers. Similarly, in our branch operations, we allow our branch managers considerable autonomy which could result in greater exposure to third-party claims where our otherwise effective compliance programs are not strictly adhered to.

•	Should we fail to maintain REIT status, we would be subject to tax as a regular corporation. If we fail to maintain our qualification as a REIT, we would be subject to federal income tax as a regular corporation. We intend to conduct our business at all times in a manner consistent with the REIT provisions of the Code.

•	We have a limited operating history and incurred significant net losses in 1999 and 1998. We have not yet developed an extensive earnings history or experienced a wide variety of interest rate or market conditions. Historical operating performance may be of limited relevance in predicting future performance. We incurred significant net losses in 1999 and 1998.

•

Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of our capital stock and warrants to receive a premium for their securities. In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits any person from acquiring or holding, directly or indirectly, shares of common stock in excess of 9.8% of the outstanding shares. This restriction may inhibit market activity and the resulting opportunity for the holders of our common stock to receive a premium for their stock that might otherwise exist in the absence of such restrictions.

•	There is no assurance of an active public trading market. There is no assurance that an active public trading market for the common stock will be sustained. Our common stock’s trading volume is relatively low compared to many other securities listed on the New York Stock Exchange.

•	Investors in our common stock may experience losses, volatility and poor liquidity, and we may reduce our dividends in a variety of circumstances. Our earnings, cash flow, book value, and dividends can be volatile and difficult to predict. Investors should not rely on predictions or management beliefs. Although we seek to pay a regular common stock dividend rate that is sustainable, we may cut our dividend rate in the future for a variety of reasons. We may not provide public warnings of such dividend reductions prior to their occurrence. Fluctuations in our current and prospective earnings, cash flow and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect our stock price. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.

Federal Income Tax Consequences

General. We believe we have complied, and intend to comply in the future, with the requirements for qualification as a REIT under the Code. To the extent that we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on the amount of income or gain that is distributed to shareholders. However, origination and broker operations are conducted through NovaStar Mortgage and NovaStar Home Mortgage, which are owned by NFI Holding—a taxable REIT subsidiary. Consequently, all of the taxable income of NFI Holding is subject to federal and state corporate income taxes.

The REIT rules generally require that a REIT invest primarily in real estate related assets, its activities be passive rather than active and it distribute annually to its shareholders substantially all of its taxable income. We could be subject to a number of taxes if we failed to satisfy those rules or if we acquired certain types of income-producing real property through foreclosure. Although no complete assurance can be given, we do not expect that we will be subject to material amounts of such taxes.

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

Sources of Income. We must satisfy two tests with respect to the sources of income: the 75% income test, and the 95% income test. The 75% income test requires that we derive at least 75% of gross income, excluding gross income from prohibited transactions, from certain real estate-related sources. Management believes that income qualified for both of the income tests during 2002.

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

If we inadvertently fail to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause us to lose our REIT status. We still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose. Management believes that we complied with the asset tests for all quarters during 2002.

Ownership of Common Stock. Our capital stock must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by 5 or fewer individuals. We use the calendar year as our taxable year for income tax purposes. The Code requires us to send annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests. Management believes that we have complied with these stock ownership tests for 2002.

Distributions. We must distribute at least 90% of our taxable income and any after-tax net income from certain types of foreclosure property less any non-cash income. No distributions are required in periods in which there is no income.

Taxable Income. We use the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America (GAAP). These differences primarily arise from timing and character differences in the recognition of revenue and expense and gains and losses for tax and GAAP purposes. Additionally, taxable income does not include the taxable income of our taxable subsidiary, although the subsidiary’s operating results are included in our GAAP results.

Personnel

As of December 31, 2002, we employed 944 people. Of these, 877 were employed in our wholesale lending and servicing operations and the remainder in our portfolio management and administrative functions. Our branches employed 1,301 people as of December 31, 2002.

Item 2. Properties

Our executive, administrative and loan servicing offices are located in Kansas City, Missouri, and consist of approximately 65,000 square feet of leased office space. The lease agreements on the premises expire in January 2009. The current annual rent for these offices is approximately $1.3 million.

We lease office space for our mortgage lending operations in Orange County, California, Independence, Ohio, Troy, Michigan, Columbia, Maryland and Vienna, Virginia. Currently, these offices consist of approximately 52,000 square feet. The leases on the premises expire from January 2004 through April 2005, and the current annual rent is approximately $1.6 million.

Item 3. Legal Proceedings

We occasionally become involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. a. Market for Registrant’s Common Equity

The common stock of NovaStar Financial is traded on the NYSE under the symbol “NFI”. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of capital stock.

Common Stock Prices			Cash Dividends (A)
	High	Low	Class of Stock	Declared	Paid or Payable	Amount Per Share
1/1/00 to 3/31/00	$4.38	$3.13	Preferred	4/26/00	5/10/00	$0.12
4/1/00 to 6/30/00	4.19	2.88	Preferred	7/26/00	8/10/00	0.12
7/1/00 to 9/30/00	4.06	2.88	Preferred	10/25/00	11/10/00	0.12
10/1/00 to 12/31/00	4.31	3.56	Preferred	12/20/00	1/10/01	0.12
1/1/01 to 3/31/01	6.20	3.75	Preferred	4/27/01	5/10/01	0.12
4/1/01 to 6/30/01	8.50	5.55	Preferred and Common	7/26/01	8/10/01	0.13
7/1/01 to 9/30/01	11.80	8.05	Preferred and Common	10/25/01	11/10/01	0.36
10/1/01 to 12/31/01	18.10	10.35	Preferred Common	12/19/01 12/19/01	1/10/02 1/14/02	0.47 0.47
1/1/02 to 3/31/02	19.50	15.00	Common (B)	4/23/02	5/7/02	0.80
4/1/02 to 6/30/02	35.75	18.90	Common	7/24/02	8/6/02	0.90
7/1/02 to 9/30/02	35.49	19.00	Common	10/15/02	11/7/02	1.00
10/1/02 to 12/31/02	32.80	18.01	Common	12/18/02	1/15/03	1.60

(A)	We did not declare dividends on common stock during 2000.

(B)	We issued the class B 7% convertible preferred stock in March 1999, which converted to common stock in February 2002.

As of March 12, 2003, more than 9,000 stockholders held our 10,502,767 shares of common stock as provided by third party brokers and transfer agent reports.

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

b. Recent Sales of Unregistered Securities

None.

c. Filings with the Securities and Exchange Commission

A copy of the filings we have made with the Securities and Exchange Commission (SEC) may be obtained on our website (www.novastaris.com), through the website of the SEC (www.sec.gov) or by contacting us directly. Our investor relations contact information follows.

Investor Relations

8140 Ward Parkway, Suite 300

Kansas City, MO 64114

816.237.7000

Email: ir@novastar1.com

Item 6. Selected Consolidated Financial and Other Data

The following selected consolidated financial data are derived from our audited consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Operating results are not necessarily indicative of future performance.

Selected Consolidated Financial and Other Data

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2002 (A)	2001 (A)	2000	1999	1998
Consolidated Statement of Operations Data
Interest income	$107,143	$57,904	$47,627	$66,713	$100,747
Interest expense	38,596	28,588	34,696	46,758	80,794
Net interest income before provision for credit losses	68,547	29,316	12,931	19,955	19,953
Provision for credit losses	(432)	3,608	5,449	22,078	7,430
Gains (losses) on sales of mortgage assets	53,305	37,347	(826)	351	(14,962)
Losses on derivative instruments	(25,973)	(2,731)
General and administrative expenses	84,594	46,505	3,017	3,590	4,379
Equity in net income (loss)—NFI Holding			1,123	88	(2,984)
Income (loss) before cumulative effect of change in accounting principle	48,761	34,014	5,626	(7,092)	(21,821)
Cumulative effect of change in accounting principle (B)		(1,706)
Net income (loss)	48,761	32,308	5,626	(7,092)	(21,821)
Basic income (loss) per share	$4.70	$3.22	$0.51	$(1.08)	$(2.71)
Diluted income (loss) per share	$4.50	$3.02	$0.50	$(1.08)	$(2.71)

	As of December 31,
	2002 (A)	2001 (A)	2000	1999	1998
Consolidated Balance Sheet Data
Mortgage Assets:
Mortgage loans	$1,133,509	$365,560	$375,927	$620,406	$945,798
Mortgage securities	178,879	71,584	46,650	6,775	—
Total assets	1,452,497	512,380	494,482	689,427	997,754
Borrowings	1,225,228	362,398	382,437	586,868	891,944
Stockholders’ equity	183,257	129,997	107,919	100,161	82,808

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
Other Data
Loans originated, principal	$2,781,539	$1,333,366	$719,341	$452,554	$878,871
Branches, end of year	216	123	63	1	—
Loans brokered through branches	$2,622,950	$1,087,971	$193,191	$—	$—
Annualized return on assets	6.05%	6.03%	0.97%	(0.83)%	(1.66)%
Annualized return on equity	30.30%	27.04%	5.50%	(6.71)%	(20.71)%
Taxable income (loss)	$48,473	$5,242	$(2)	$(90)	$(2,628)
Taxable income (loss) per share (C)	$4.63	$0.91	$—	$(.01)	$(0.32)
Dividends declared per common share (C)	$4.30	$0.96	$—	$—	$1.00
Dividends declared per preferred share	$—	$1.08	$0.49	$0.37	$—
Number of account executives	249	112	85	47	63

(A)	Includes the assets, liabilities, equity and results of operations for NFI Holding Corporation. The common stock of NFI Holding Corporation was acquired on January 1, 2001. Details of this transaction are discussed in Note 9 to our consolidated financial statements.

(B)	Implementation of Statement of Financial Accounting Standards, No. 133 as discussed in Note 1 to our consolidated financial statements.

(C)	On January 29, 2003, a $0.33 special dividend related to 2002 taxable income was declared per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of NovaStar Financial and the notes thereto included elsewhere in this report.

Safe Harbor Statement

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the annual report on Form 10-K for the fiscal year ended December 31, 2002. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

Description of Businesses

Mortgage Lending and Loan Servicing

•	We originate conforming and non-conforming residential mortgage loans.

•	We reach the borrower through the retail mortgage broker and directly through outbound retail telemarketing.

•	Non-conforming borrowers are generally individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties.

•	We acquire pools of mortgages from correspondents.

•	We finance our loans through short-term warehouse facilities.

•	Loans we originate are held for sale in either outright sales for cash or in securitization transactions.

•	We service the loans we originate.

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During 2002, we originated $2.8 billion in mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. Most of the loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains (losses) on sales of mortgage loans totaling $53.3 million, $37.3 million and $(826,000) during the three years ended December 31, 2002, 2001 and 2000, respectively. In securitization transactions, we retain interest-only, prepayment penalty and subordinated securities, along with the right to service the loans.

Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $10.0 million, $4.9 million and $1.6 million in loan servicing fee income from the securitization trusts during the three years ended December 31, 2002, 2001 and 2000, respectively.

A significant risk to our mortgage lending operations is liquidity risk—having financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed lending facilities with large banking institutions to reduce this risk.

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

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $50.7 million, $46.2 million and $44.7 million in the three years ended December 31, 2002, 2001 and 2000, respectively. Net interest income from the portfolio was $69.0 million, $25.7 million and $7.5 million in the three years ended December 31, 2002, 2001 and 2000, respectively. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Many of the loans in our portfolio, especially those that serve as collateral for our mortgage securities, have relatively constant or fixed rates of interest. Our funding costs are generally not constant or fixed. We use derivative instruments to mitigate the risk of our cost of funding increasing or decreasing at a faster rate than the interest on our (both those on the balance sheet and those that serve as collateral for mortgage securities).

In certain circumstances, because we enter into interest rate agreements which do not meet the hedging criteria set forth in generally accepted accounting principles, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates drop significantly, as happened in 2002 and 2001, the value of our agreements will decrease. As a result, we recognized losses on these derivatives of $26.0 million and $2.7 million in 2002 and 2001, respectively. However, the declining short-term funding rates cause the yields on our securities as well as the gains we recognize on sales and securitizations of loans to increase.

Branches

•	Retail mortgage brokers that broker loans for more than 200 investors, including NovaStar Mortgage, Inc.

•	Branches operate under established policies.

•	The net operating income for the branch is returned as compensation to the branch “owner/manager.”

The retail brokers provide an additional source for mortgage loan originations which, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During 2002, our branches brokered $2.6 billion in loans, of which $556 million were funded by us.

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our consolidated financial statements. Our critical accounting estimates impact only two of our three reportable segments; our mortgage portfolio management and mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

Mortgage Loans. Allowance for Credit Losses and Assets Acquired through Foreclosure. Mortgage loans held-in-portfolio are recorded at their cost, adjusted for the amortization of deferred costs and for credit losses inherent in the portfolio. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. An allowance for credit losses is maintained for mortgage loans held-in-portfolio. Mortgage loans held-for-sale are recorded at the lower of cost or market. Mortgage loan origination fees and direct mortgage loan origination costs on mortgage loans held-for-sale are deferred until the related loans are sold.

Assets acquired through foreclosure are carried at the lower-of-cost or estimated fair value less estimated selling costs. The carrying value of the loan is adjusted at the time of foreclosure using a charge to the allowance for credit losses.

The allowance for credit losses on mortgage loans held-in-portfolio, and therefore the related charge to income, is based on the assessment by management of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing provisions charged to operating income. The accounting estimate of the allowance for credit losses is considered a “critical accounting estimate” as significant changes in the mortgage loan portfolio, our ability to obtain mortgage insurance and/or economic conditions may affect the allowance for credit losses and net income. The assumptions used by management regarding these key economic indicators are highly uncertain and involve a great deal of judgment. An internally developed migration analysis is the primary tool used in analyzing our allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. We also take into consideration our use of mortgage insurance as a method of managing credit risk. We pay mortgage insurance premiums on loans maintained on our balance sheet and have included the cost of mortgage insurance in our income statement.

The allowance for credit losses was $3.0 million as of December 31, 2002 compared to $5.6 million at December 31, 2001. The majority of the decline is due to the decline in our mortgage loans held-in-portfolio. Additionally, $400,000 was included in the December 31, 2001 reserve balance for the expected loss on one loan. The loss on this loan was realized in June, and the reserve was reduced by $400,000. The allowance for credit losses as a percent of mortgage loans held-in-portfolio was 2.0% and 2.5% as of December 31, 2002 and 2001, respectively. No loans have been added to our portfolio since our last asset-backed bond transaction treated as a financing transaction in 1998. If we were to assume the estimate of credit losses as a percent of outstanding principal increased or decreased by 10%, the allowance for credit losses and related provision as of and for the twelve months ended December 31, 2002, respectively, would increase or decrease by $1.5 million. Mortgage insurance as a percentage of our mortgage loans held-in-portfolio is 81.1% as of December 31, 2002 compared to 81.6% as of December 31, 2001. The make-up of our mortgage loan portfolio is discussed under the heading “Mortgage Loans”. The allowance for credit losses is also discussed below under “Mortgage Loans”. We discuss purchased mortgage insurance under the heading “Premiums for Mortgage Loan Insurance”.

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate in pools to serve as collateral for asset-backed bonds that are issued to the public. In a mortgage security securitization (also known as a “Resecuritization”, see Note 1 in the consolidated financial statements), we combine mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds that are issued to the public. The loans or mortgage securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned.

In order for us to determine proper accounting treatment for each securitization or resecuritizaion, we evaluate whether or not we have retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS No. 140. All terms of these transactions are evaluated against the conditions set forth in these statements. Some of the conditions that must be considered include:

•	Have the transferred assets been isolated from the transferor?

•	Does the transferee have the right to pledge or exchange the transferred assets?

•	Is there a “call” agreement that requires the transferor to return specific assets?

•	Is there an agreement that both obligates and entitles the transferor to repurchase or redeem the transferred assets prior to maturity?

Generally, we intend to structure our securitizations so that control over the collateral is transferred and the transfer is accounted for as a sale. For resecuritizations, we intend to structure these transactions to be accounted for as secured borrowings.

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a loan securitization, we do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities above). In a resecuritization, we retain an interest in a subordinated security that represents the right to receive the cash flows on the underlying mortgage security collateral after the senior bonds have been satisfied. As previously discussed, the gain recognized upon securitization (or resecuritization) depends on, among other things, the estimated fair value of the components of the securitization (or resecuritization)—the loans or mortgage securities transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization (or resecuritization) components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment. The valuation of mortgage securities is based on the present value of future expected cash flows to be received (See Mortgage Securities discussion above). The rate used to discount the cash flow projections is critical in the evaluation of our mortgage securities. Management uses internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows.

For purposes of valuing our mortgage securities, it is also important to know that a significant portion of the underlying mortgage loan collateral is covered by mortgage insurance. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. The trust legally assumes the responsibility to pay the mortgage insurance premiums; therefore, we have no obligation to pay these insurance premiums. We discuss mortgage insurance premiums under the heading “Premiums for Mortgage Loan Insurance”.

The discount rates used in the initial valuation of mortgage securities for the twelve months ended December 31, 2002 compared with same period of 2001 were 30% and 23%. The increase in discount rates in 2002 compared with 2001 was due to spreads widening and returns on our securities increasing between the two periods. If the discount rate used in the initial valuation of our mortgage securities in 2002 had been increased by 500 basis points, the initial value of our mortgage securities would have decreased by $6.3 million and the gain recognized on the transfer of mortgage loans in securitizations would have decreased by $6.0 million. If we would have decreased the discount rate used in the initial valuation of our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $7.1 million and the gain recognized on the transfer of mortgage loans in securitizations would have increased by $5.3 million.

Information regarding the assumptions we used is discussed under “Mortgage Securities” in the following discussion.

When we do have the ability to exert control over the transferred collateral, the assets remain on our financial records and a liability is recorded for the related asset-backed bonds.

Mortgage Securities. Our mortgage securities represent beneficial interests we retain in securitization and resecuritization transactions. The beneficial interests we retain in securitization transactions primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

•	The interest spread between the coupon on the underlying loans and the cost of financing.

•	Prepayment penalties received from borrowers who payoff their loans early in their life.

•	Overcollateralization, which is designed to protect the primary bondholder from credit loss on the underlying loans.

The beneficial interests we retain in resecuritization transactions represent the right to receive the remaining cash flows from the underlying mortgage security collateral after the obligations to outside bondholders have been satisfied.

The cash flows we receive are highly dependent upon the interest rate environment. The cost of financing for the securitized loans is indexed to short-term interest rates, while the loan coupons are less interest sensitive. As a result, as rates rise and fall, our cash flows will fall and rise, which in turn will decrease or increase the value of our mortgage securities. Likewise, increasing or decreasing cash flows will increase or decrease the yield on our securities. We adjust our yield (rate of income recognition) prospectively based on the expectation for cash flows on the securities.

We believe the accounting estimates related to the valuation of our mortgage securities and establishing the rate of income recognition on mortgage securities are “critical accounting estimates” because they can materially affect net income and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our mortgage securities. Management uses internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities. We believe the value of our mortgage securities is fair, but can provide no assurance that future prepayment and loss experience or changes in their required market discount rate will not require write-downs of the residual assets. Write-downs would reduce income of future periods.

During 2002, we increased the accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. Our average security yield has increased to 42.7% for the year ended December 31, 2002 from 17.3% for the same period of 2001. This resulted in a corresponding increase in our mortgage securities income recognized during 2002. If the rates used to accrue income on our mortgage securities during 2002 had been increased or decreased by 10%, net income during the twelve months ended 2002 would have increased by $9.1 million and decreased by $5.8 million, respectively.

As of December 31, 2002 and 2001, the weighted average discount rate used in valuing our mortgage securities was 25% and 27%, respectively. The weighted-average constant prepayment rate used in valuing our mortgage securities as of December 31, 2002 was 40 versus 35 as of December 31, 2001. If the discount rate used in valuing our mortgage securities as of December 31, 2002 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $10.2 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $11.7 million.

Financial Condition as of December 31, 2002 and 2001

Mortgage Loans. Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” A portion of our loans serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of December 31, 2002 was $150 million compared to $226 million as of December 31, 2001.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans—held-for-sale and short-term borrowings between December 31, 2002 and December 31, 2001 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions. Details regarding loan originations during 2002 as well as mortgage loans sold can be found in the “Mortgage Loan Production” and “Gains (Losses) on Sales of Mortgage Assets and Losses on Derivative Instruments” sections of this document, respectively.

Premiums are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. Table 5 provides information to analyze the impact of principal payments on amortization. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold. To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate mortgage loans with prepayment penalties.

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

Prepayment rates in Table 5 represent the annualized principal prepayment rate in the most recent three and twelve month periods and over the life of the pool of loans. This information has not been presented for held-for-sale loans as we do not expect to own the loans for a period long enough to experience material repayments.

Characteristics of the mortgage loans we own such as credit grade, coupon, loan-to-value, prepayment speeds and delinquency statistics are provided in Tables 1 through 5. These characteristics are important as they provide key indicators of the credit and prepayment risks inherent in our mortgage loan portfolio, which have a direct impact on our past and future operating performance. Note 2 to the consolidated financial statements provides additional information regarding our mortgage loans. The operating performance of our mortgage loan portfolio, including net interest income, allowance for credit losses and effects of hedging, are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.”

Table 1—Mortgage Loans by Credit Grade

(dollars in thousands)

				December 31, 2002			December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan-to-Value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value
Held-in-portfolio:
AA	0 x 30	95		$22,770	9.33%	82.2%	$35,922	9.59%	82.1%
A	1 x 30	90		59,773	9.67	79.8	90,775	10.05	79.1
A-	2 x 30	90		34,933	10.18	81.6	53,971	10.52	81.5
B	3 x 30, 1x 60, 5 x 30, 2 x 60	85		20,163	10.60	77.7	28,400	11.05	77.4
C	1 x 90	75		10,216	11.21	71.9	15,122	11.53	72.3
D	6 x 30, 3 x 60, 2 x 90	65		2,063	11.20	65.1	2,770	12.15	64.8

				$149,918	9.99%	79.5%	$226,960	10.34%	79.3%

Held-for-sale:
Alt A	0 x 30	95		$224,594	7.18%	76.3%	$11,662	8.74%	85.8%
AAA	0 x 30	97	(B)	3,476	11.99	37.2	28,892	8.70	74.5
AA	0 x 30	95		30,769	9.54	84.6	32,352	9.14	78.9
A+	0 x 30	95		350,558	7.84	77.8	—	—	—
A	1 x 30	90		127,514	8.48	81.3	25,218	9.21	79.1
A	2 x 30	90		79,168	8.40	80.0	10,964	9.21	79.1
B	3 x 30, 1x 60, 5 x 30, 2 x 60	85		80,052	8.68	76.5	8,828	9.33	74.8
C	1 x 90	75		7,424	9.84	71.2	599	11.77	75.1
Other	Varies	97		68,805	8.33	85.9	19,559	9.33	86.1

				$972,360	8.00%	78.6%	$138,074	9.08%	79.4%

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate only; all other maximum of 95%.

Table 2—Mortgage Loans Geographic Concentration

Percent of Current Principal

	December 31,
	2002		2001
	Held-in-portfolio	Held-for-sale	Held-in-portfolio	Held-for-sale
Collateral Location
Florida	15%	14%	16%	11%
California	12	28	13	23
Texas	5	3	5	3
Indiana	5	2	5	2
Washington	5	2	6	1
Ohio	4	4	4	5
Michigan	3	4	3	7
All other states	51	43	48	48

Total	100%	100%	100%	100%

Table 3—Mortgage Credit Analysis—Held-in-Portfolio Loans

(dollars in thousands)

				Defaults as Percent of Current Principal
	Original Balance	Current Principal	Weighted Average delinquency	60-89 days	90 days and greater	Foreclosure and REO	Total
December 31, 2002	$1,115,760	$149,918	14.9%	1.9	2.0	7.9	11.8

December 31, 2001	$1,115,760	$226,960	11.5%	1.7	2.0	9.9	13.6

Table 4—Loss Analysis—Held-in-Portfolio Loans

(dollars in thousands)

		Loans Repurchased From Trusts
	Cumulative Losses as Reported, as a Percent of Original Principal	Cumulative Loss Amount	Loss as a % of Original Principal	Total Losses
December 31, 2002	2.70%	$20,194	1.81%	4.51%

December 31, 2001	2.00%	$19,931	1.79%	3.79%

Table 5—Mortgage Loan Coupon and Prepayment Analysis

(dollars in thousands)

	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
							Three- Month	Twelve- Month	Life
As of December 31, 2002:
Held-in-portfolio (A)	$1,115,760	$149,918	$2,994	18%	9.99%	0.06	32	34	33

Held-for-sale		$972,360	$11,273	81%	8.00%	2.25	Not meaningful

As of December 31, 2001:
Held-in-portfolio (A)	$1,115,760	$226,960	$4,630	26%	10.34%	0.33	33	38	32

Held-for-sale		$138,074	$1,453	79%	9.08%	2.35	Not meaningful

(A) Serving as collateral for NovaStar Home Equity Series asset backed bonds.

Mortgage Securities—Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retained interest-only securities, which are AAA rated. We also retain the prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see Mortgage Servicing Rights under the header “Financial Condition as of December 31, 2002 and 2001). As of December 31, 2002 and 2001, the fair value of mortgage securities was $178.9 million and $71.6 million, respectively. During 2002, we executed securitizations totaling $1,560 million in mortgage loans and retained mortgage securities with a value of $90.8 million.

During the period before loans are transferred in a securitization transaction, as discussed under “Net Interest Income”, “Interest Rate/Market Risk” and “Hedging”, we enter into interest rate swap or cap agreements to reduce interest rate risk. We use interest rate cap and swap contracts to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. In recent securitization transactions, we have not only transferred loans to the trust, but we have also transferred interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. The trust assumes the interest rate agreements and, therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements. Ultimately, the cash flows we receive on our interest-only securities are less volatile as interest rates change.

The value of our securities represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that owns the collateral. In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. Table 6 summarizes our mortgage securities, the underlying collateral and the senior asset-backed bonds. Table 7 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate and their valuation. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 8 through 12.

The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.”

During the third quarter of 2001, we resecuritized AAA-rated interest-only and prepayment penalty securities issued in 2000. This transaction, CAPS 2001-1, was structured as a sale for financial reporting and income tax purposes. In October 2002, the senior bond was fully repaid and the AAA-rated interest-only and prepayment penalty securities were transferred back to us by the trust.

During the fourth quarter of 2002, we resecuritized AAA-rated interest-only and prepayment penalty securities issued in 2001. This transaction, CAPS 2002-1 was structured as a secured borrowing for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered, and thus the transaction was considered secured financing.

Table 6—Mortgage Securities

(dollars in thousands)

	Estimated Fair Value of Mortgage Securities		Asset-Backed Bonds		Mortgage Loans
						Weighted Average
			Remaining Principal	Interest Rate	Remaining Principal	Coupon	Estimated Months to Call
December 31, 2002:
NMFT 1999-1
Subordinated securities (non-investment grade)	$4,250		$35,955	4.66%	$42,724	9.85%	—

NMFT 2000-1
Interest only (AAA-rated)	4,073	(A)
Prepayment penalty (AAA-rated)	643	(A)
Subordinated securities (non-investment grade)	1,340

	6,056		78,408	1.90	81,474	10.15	18
NMFT 2000-2
Interest only (AAA-rated)	6,686	(A)
Prepayment penalty (AAA-rated)	999	(A)
Subordinated securities (non-investment grade)	2,421

	10,106		129,889	1.84	135,173	10.50	17
NMFT 2001-1
Interest only (AAA-rated)	12,029
Prepayment penalty (AAA-rated)	2,117
Subordinated securities (non-investment grade)	2,210

	16,356		249,002	1.80	255,049	10.30	19
NMFT 2001-2
Interest only (AAA-rated)	31,101
Prepayment penalty (AAA-rated)	6,062
Subordinated securities (non-investment grade)	3,973

	41,136		581,561	1.75	593,630	9.64	27
NMFT 2002-1
Interest only (AAA-rated)	21,231
Prepayment penalty (AAA-rated)	3,544
Subordinated securities (non-investment grade)	4,756

	29,531		430,599	1.78	443,853	8.75	53
NMFT 2002-2
Interest only (AAA-rated)	17,591
Prepayment penalty (AAA-rated)	2,226
Subordinated securities (non-investment grade)	3,082

	22,899		287,307	1.76	295,964	8.83	73
NMFT 2002-3
Interest only (AAA-rated)	40,676
Prepayment penalty (AAA-rated)	3,919
Subordinated securities (non-investment grade)	3,950

	48,545		724,929	1.77	738,626	8.00	91
Total	$178,879		$2,517,650		$2,586,493

	Estimated Fair Value of Mortgage Securities		Asset-Backed Bonds		Mortgage Loans
							Weighted Average
			Remaining Principal	Interest Rate	Remaining Principal		Coupon		Estimated Months to Call

December 31, 2001:
NMFT 1999-1
Subordinated securities (non-investment grade)	$3,661		$56,541	4.58%	$62,665		10.23%		46

NMFT 2000-1
Interest only (AAA-rated)	—	(A)
Prepayment penalty (AAA-rated)	—	(A)
Subordinated securities (non-investment grade)	560		.

	560		145,538	2.18	149,400		10.16		44
NMFT 2000-2
Interest only (AAA-rated)	—	(A)
Prepayment penalty (AAA-rated)	—	(A)
Subordinated securities (non-investment grade)	997

	997		252,995	2.18	259,037		10.59		41
NMFT 2001-1
Interest only (AAA-rated)	14,132
Prepayment penalty (AAA-rated)	3,648
Subordinated securities (non-investment grade)	1,016

	18,796		367,468	2.28	373,949		10.35		50
NMFT 2001-2
Interest only (AAA-rated)	31,428
Prepayment penalty (AAA-rated)	6,130
Subordinated securities (non-investment grade)	1,813

	39,371		772,296	2.09	784,617		9.70		61
CAPS 2001-C1
Subordinated securities (non-investment grade)	8,199		19,241	7.25	(A	)	(A	)	(A	)

Total	$71,584		$1,614,079		$1,629,668

(A)	Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The AAA-IO and prepayment penalty mortgage securities were transferred back to us in October 2002 by the trust.

Table 7—Characteristics of Loan Collateral, Valuation of Individual Mortgage Securities and Assumptions

(dollars in thousands)

	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1	2002-2	2002-3	Total
December 31, 2002:
NovaStar Mortgage Funding Trust Series:
Discount rate (%)	25	25	25	25	25	25	25	25
Constant prepayment rate (%)	38	53	57	59	53	38	29	24
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	10.2	5.3	3.5	4.4	4.2	2.0	1.0	0.2
Loans in foreclosure	5.5	5.0	2.9	2.7	1.8	1.1	1.0	0.2
Real estate owned	5.5	4.5	2.4	2.4	1.5	0.2	0.1	—
Total losses	3.3	0.4	0.3	0.1	0.1	—	—	—
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$984	$1,355	$1,766	$10,295	$14,925	$13,941	$31,729	$74,995
Prepayment penalty (AAA- rated)	—	273	379	311	2,007	2,491	1,764	3,057	10,282
Subordinated securities (non-investment grade)	5,791	299	792	324	1,315	3,343	2,443	3,081	17,388
Unrealized gain (loss)	(1,541)	4,500	7,580	13,955	27,519	8,772	4,751	10,678	76,214

Fair value (carrying value)	$4,250	$6,056	$10,106	$16,356	$41,136	$29,531	$22,899	$48,545	$178,879

	1999-1	2001-1	2001-2	2001-1	2001-2	CAPS 2001-C1		Total
December 31, 2001:
NovaStar Mortgage Funding Trust Series:
Discount rate (%)	25	40	40	25	25	40
Constant prepayment rate (%)	30	41	44	39	31	43
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	8.8	3.7	1.9	2.2	—	(A	)
Loans in foreclosure	6.0	2.8	2.6	1.1	—	(A	)
Real estate owned	5.5	1.7	0.8	0.1	—	(A	)
Total losses	1.8	0.1	—	—	—	(A	)
Cost basis of individual mortgage securities:
Interest only (AAA- rated)	$—	$—	$—	$9,272	$26,783	$—		$36,055
Prepayment penalty (AAA- rated)	—	—	—	3,325	4,640	—		7,965
Subordinated securities (non-investment grade)	5,366	413	661	619	421	3,094		10,574
Unrealized gain (loss)	(1,705)	147	336	5,580	7,527	5,105		16,990

Fair value (carrying value)	$3,661	$560	$997	$18,796	$39,371	$8,199		$71,584

(A)	Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The AAA-IO and prepayment penalty mortgage securities were transferred back to us in October 2002 by the trust.

The default and prepayment assumptions of the CAPS 2001-C1 bond are consistent with our valuation of the underlying mortgage loan collateral of the securities sold in the CAPS 2001-C1 transaction. The discount rate reflects the uncertain nature of the cash flow on the bond we retained.

Table 8—Loans Collateralizing Mortgage Securities by Credit Grade

(dollars in thousands)

			December 31, 2002			December 31, 2001
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to-Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to-Value
Alt A	0 x 30	97(B)	$246,980	7.87%	83.2%	$—	—%	—%
AAA	0 x 30	97(B)	391,219	8.65	80.6	319,360	9.64	81.0
AA	0 x 30	95	547,795	9.34	82.4	482,718	10.17	83.9
A+	0 x 30	95	231,568	7.69	80.8	—	—	—
A	1 x 30	90	401,496	9.37	79.6	302,271	10.36	81.6
A-	2 x 30	90	205,000	9.45	78.6	190,054	10.52	81.0
B	3 x 30, 1x 60 5 x 30, 2 x 60	85	163,387	9.65	75.3	124,052	10.85	78.0
C	1 x 90	75	19,388	10.72	66.0	29,549	11.43	68.4
D	6 x 30, 3 x 60, 2 x 90	65	620	11.81	64.0	1,425	12.29	62.3
Other	Varies	97	379,040	9.76	89.3	180,239	11.51	93.5

			$2,586,493	9.05%	81.8%	$1,629,668	10.37%	82.9%

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.

(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 9—Loans Collateralizing Mortgage Securities by Geographic Concentration

Percent of Current Principal

	December 31,
	2002	2001
Collateral Location
California	19%	13%
Florida	14	14
Michigan	6	9
Ohio	5	6
Nevada	4	5
Arizona	4	5
Tennessee	3	5
All other states	45	43

Total	100%	100%

Table 10—Loans Collateralizing Mortgage Securities

Carrying Value of Loans by Product/Type (in thousands)

	December 31,
	2002	2001
Product/Type:
Two and three-year fixed	$1,866,435	$1,236,328
Six-month LIBOR and one-year CMT	1,167	2,607
30/15-year fixed and balloon	718,891	390,733

Outstanding principal	$2,586,493	$1,629,668

Fair value of mortgage securities	$178,879	$71,584

Table 11—Loans Collateralizing Mortgage Securities

Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

NovaStar Mortgage Funding Trust Series:	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Constant Prepayment Rate (Annual Percent)
							Three- month	Twelve- Month	Life

December 31, 2002
1999-1	January 29, 1999	$164,995	$42,724	39	9.85%	0.30	24	31	28
2000-1 (A)	March 31, 2000	230,138	81,474	65	10.15	0.98	40	45	30
2000-2 (A)	September 28, 2000	339,688	135,173	55	10.50	0.95	58	48	32
2001-1	March 31, 2001	415,067	255,049	75	10.30	1.02	36	31	23
2001-2	September 25, 2001	800,033	593,630	90	9.64	1.39	36	24	20
2002-1	March 28, 2002	499,998	443,853	88	8.75	1.88	19	—	13
2002-2	June 28, 2002	310,000	295,964	87	8.83	1.97	11	—	7
2002-3	September 27, 2002	750,003	738,626	82	8.00	2.05	—	—	—

Total		$3,509,922	$2,586,493	82%	9.05%	1.64

December 31, 2001
1999-1	January 29, 1999	$164,995	$62,665	42	10.23%	0.76	37	37	27
2000-1 (A)	March 31, 2000	230,138	149,400	88	10.16	1.65	35	30	21
2000-2 (A)	September 28, 2000	339,688	259,037	93	10.59	1.71	31	22	18
2001-1	March 31, 2001	415,067	373,949	89	10.35	2.02	18	—	11
2001-2	September 25, 2001	800,033	784,617	86	9.70	2.25	7	—	6

Total		$1,949,921	$1,629,668	87%	10.37%	2.00

(A)	Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The AAA-IO and prepayment penalty mortgage securities were transferred back to us in October 2002 by the trust.

Table 12—Loans Collateralizing Mortgage Securities

Mortgage Credit Analysis (dollars in thousands)

	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	Defaults as Percent of Current Principal
				60-89 days	90 days and greater	Foreclosure and REO	Total
December 31, 2002:
NMFT 1999-1	$164,995	$42,724	81.4%	2.0	1.6	10.8	14.4
NMFT 2000-1 (A)	230,138	81,474	81.3	1.9	0.7	8.8	11.4
NMFT 2000-2 (A)	339,688	135,173	83.7	1.5	1.0	8.7	11.2
NMFT 2001-1	415,067	255,049	83.8	1.4	1.1	6.9	9.4
NMFT 2001-2	800,033	593,630	82.8	1.0	0.5	3.6	5.1
NMFT 2002-1	499,998	443,853	81.3	0.5	0.2	1.5	2.2
NMFT 2002-2	310,000	295,964	81.0	0.5	0.1	1.0	1.6
NMFT 2002-3	750,003	738,626	80.6	0.1	0.1	0.1	0.3

Total	$3,509,922	$2,586,493	81.8%

December 31, 2001:
NMFT 1999-1	$164,995	$62,665	81.8%	2.2	2.7	4.1	9.0
NMFT 2000-1 (A)	230,138	149,400	81.5	1.5	0.9	2.9	5.3
NMFT 2000-2 (A)	339,688	259,037	83.5	1.1	0.6	3.1	4.8
NMFT 2001-1	415,067	373,949	83.4	1.1	0.1	1.8	3.0
NMFT 2001-2	800,033	784,617	82.5	0.4	—	0.5	0.9

Total	$1,949,921	$1,629,668	82.9%

(A)	Collateral for the CAPS 2001-C1 security is the AAA-IO and prepayment penalty mortgage securities of NMFT 2000-1 and 2000-2. The AAA-IO and prepayment penalty mortgage securities were transferred back to us in October 2002 by the trust.

Corporate Advances to Borrowers. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc. and aggregated $11.9 million as of December 31, 2002 compared with $6.9 million as of December 31, 2001. These balances will generally increase as our assets and loan servicing balances increase.

Mortgage Servicing Rights. As discussed under Mortgage Securities—Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of December 31, 2002, we have $7.9 million in capitalized mortgage servicing rights compared with $6.4 million as of December 31, 2001. The value of the mortgage servicing rights we retained in our securitizations during 2002 and 2001 was $6.1 million and $5.7 million, respectively. Amortization of mortgage servicing rights was $4.6 million and $2.1 million for the years ended December 31, 2002 and 2001, respectively.

Assets Acquired through Foreclosure. As of December 31, 2002, we had 69 properties in real estate owned with a carrying value of $5.9 million compared to 181 properties with a carrying value of $13.2 million as of December 31, 2001. The primary reason for the decline in real estate owned between December 31, 2002 and 2001 are due to liquidations of properties during 2002. As the loans in our portfolio mature and pay down, the total volume of loans decreases and the percentage of loans decreases as the probability of default is higher in the early years of a loan’s life. Additionally, our mortgage insurance serves to mitigate our exposure to loan losses (see Premiums for Mortgage Loan Insurance). Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income and are detailed under the heading “Gains (Losses) on Sales of Mortgage Assets and Derivative Losses”.

Other Assets. Included in other assets as of December 31, 2002 is collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. Deposits with our derivative counterparties were $30.3 million as of December 31, 2002 compared with $18.0 million as of December 31, 2001. The value of the interest rate swaps offset the deposits by $18.2 million and $9.8 million as of December 31, 2002 and 2001, respectively. These balances will generally decrease as interest rates rise and increase when interest rates fall. Also included in other assets at December 31, 2002 and 2001 are fixed assets, net of accumulated depreciation of $5.4 million and $1.3 million, respectively.

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

On November 5, 2002, we resecuritized AAA-rated interest-only and prepayment penalty securities and issued NovaStar CAPS Certificate Series 2002-C1 in the amount of $68 million. The resecuritization was structured as a secured borrowing for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was considered financing for the mortgage securities.

Details for all asset-backed bonds, and the related collateral that we have issued are in Note 5 to the consolidated financial statements.

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of three committed warehouse lines of credit. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flow from operating, investing and other financing activities and equity transactions. Amounts outstanding and available for borrowing as of December 31, 2002 are listed in Table 13.

Table 13—Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$79,742
Lines of credit, mortgage and securities repurchase facilities	$1,375,000	$1,025,899	$1,025,536	363

Total	$1,375,000	$1,025,899	$1,025,536	$80,105

Other details regarding NovaStar Financial’s short-term borrowings are located in Note 5 to the consolidated financial statements.

Stockholders’ Equity. The increase in our stockholders’ equity as of December 31, 2002 compared to December 31, 2001 is primarily a result of the following:

•	$48.8 million increase due to net income recognized for the year ended December 31, 2002.

•	$55.6 million increase due to increase in unrealized gains on mortgage securities classified as available-for-sale.

•	$12.2 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

•	$10.4 million increase due to net settlements on cash flow hedges reclassified to earnings.

•	$9.5 million decrease due to acquisition of warrants.

•	$1.8 million increase due to exercise of stock options.

•	$44.9 million decrease due to dividends on common stock.

•	$3.2 million increase due to compensation recognized under stock option plan.

Mortgage Loan Production

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and have generated gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize.

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 3,500 brokers are active customers and approximately 10,800 are approved. Loans are underwritten and funded in a centralized facility. We increased our sales force from 112 on January 1, 2002 to 249 on December

31, 2002. Our sales force operates in 47 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

The following tables summarize our loan production. The gains we have recognized are discussed under “Results of Operations”. Additionally, we discuss our cost of production under “General and Administrative Expenses” under “Results of Operations”.

Table 14—Non-conforming Loan Originations

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2002:
Fourth quarter	6,597	$950,018	$144,008	101.3%	78%	5.68	7.6%	78%
Third quarter	4,271	570,138	133,490	101.2	80	5.50	8.4	81
Second quarter	3,983	500,617	125,688	101.0	80	5.56	9.1	81
First quarter	3,602	471,994	131,037	101.0	80	5.45	9.0	84

Total	18,453	$2,492,767	$135,087	101.1%	79%	5.57	8.3%	80%

2001:
Fourth quarter	2,944	$374,261	$127,127	101.0%	80%	5.45	9.3%	82%
Third quarter	3,179	370,349	116,499	101.0	81	5.43	10.0	81
Second quarter	2,930	344,892	117,710	101.0	81	5.38	10.0	82
First quarter	2,078	243,864	117,355	101.1	82	5.41	10.4	82

Total	11,131	$1,333,366	$119,788	101.0%	81%	5.42	9.9%	82%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table	15—Quarterly Mortgage Loan Originations by State (based on original principal)

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First
Collateral Location
California	29%	22%	22%	22%	22%	20%	18%	16%
Florida	14	14	12	12	12	12	16	13
Michigan	4	4	5	5	6	7	8	9
Ohio	4	4	5	4	5	4	5	6
Colorado	4	4	4	5	4	3	4	3
All other states	45	52	52	52	51	54	49	53

Results of Operations

During the year ended December 31, 2002, we earned net income of $48.8 million, $4.50 per diluted share, compared with net income of $32.3 million, $3.02 per diluted share and of $5.6 million, $0.50 per diluted share, for the same periods of 2001 and 2000, respectively.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on the sales and securitizations of mortgage loans. Earnings increased during 2002 as compared to 2001 and 2000 due primarily to higher volume of average mortgage securities held and increased accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. The effect of the higher volume and increasing yield on our mortgage securities is displayed in Table 16.

Net Interest Income

The mortgage loans we originate and own have relatively high coupons and generally, in the aggregate, the coupon is not volatile. As a result, the average yield on our loans has been fairly consistent. Rates on our financing arrangements adjust monthly, primarily indexed to one-month LIBOR. As a result, the cost of financing increases and decreases with short-term market conditions. Short-term market rates declined dramatically in 2001 and 2002 and, therefore, our net interest margin on loans increased dramatically. Interest income on mortgage loans in the future will depend on the volume of loans we own. The net margin on our loans will depend on the coupons on the loans and short-term borrowing rates, which are a function of market demand and economic conditions.

Our securities primarily represent our ownership in the net cash flows of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased dramatically over the past two years, the net cash flows we have received has increased correspondingly. Therefore, our yield (rate of accrual) on these securities has increased. We experienced average income on our securities of 12.0% in 2000. The income increased to 17.3% and 42.7% in 2001 and 2002, respectively, to reflect the increase in cash flow. If rates continue to remain low, we anticipate the cash flow to continue to be high on our securities and further increases in income may be generated. However, future interest income will be largely dependent on economic conditions.

Additionally, as discussed under Financial Condition—Mortgage Securities—Available-for-Sale, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change. We also expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

Table 16 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the three years ended December 31, 2002. In Table 17, a summary of the net interest income on our loans under management and the related yields for the three years ended December 31, 2002 is presented.

Table 16—Mortgage Securities Interest Analysis

(dollars in thousands)

	December 31,
	2002	2001	2000
Average fair market value on mortgage securities	$132,250	$67,588	$24,597
Average borrowings	89,612	37,004	8,993

Interest income	56,481	11,706	2,951
Interest expense	2,834	1,911	732

Net interest income	$53,647	$9,795	$2,219

Yields:
Interest income	42.7%	17.3%	12.0%
Interest expense	3.2	5.2	8.1

Net interest spread	39.5%	12.1%	3.9%

Net Yield	40.6%	14.5%	9.0%

All of NovaStar’s portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 17 attempts to look through the balance sheet presentation of the Company’s portfolio income and present income as a percentage of average assets under management. This metric allows the Company to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

The net income for mortgage loans held-in-portfolio and mortgage securities reflect the income after interest expense, hedging, servicing and credit expense (mortgage insurance and provision to loss reserve).

An increase in mortgage loan originations has lead to an increase in assets under management during the past two years. In addition, during the past two years the interest rate environment has been very favorable for owning nonconforming mortgage loans and mortgage securities. Table 17 shows the increase in both assets under management and the increase in the return on assets during the three years ended December 31, 2002.

Table 17—Loans Under Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Loans Held-in-Portfolio	Mortgage Securities	Total
2002:
Net interest income	$3,516	$53,647	$57,163
Average balance of the underlying loans	$172,954	$2,080,955	$2,253,909
Net interest yield on assets	2.03%	2.58%	2.54%

2001:
Net interest income	$3,446	$9,795	$13,241
Average balance of the underlying loans	$266,287	$1,037,352	$1,303,639
Net interest yield on assets	1.29%	0.94%	1.02%

2000:
Net interest income	$3,265	$2,219	$5,484
Average balance of the underlying loans	$446,874	$409,015	$855,889
Net interest yield on assets	0.73%	0.54%	0.64%

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. Due to the steady decline in short-term interest rates in 2001 and 2002 and the increase in the average notional amount of interest rate swaps outstanding, our expense related to interest rate agreements increased in these periods compared to 2000.

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

We use several techniques to mitigate credit losses including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. Loans are charged off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. While short sales have served to reduce the overall severity of losses incurred, they also accelerate the timing of losses. As discussed further under the caption “Premiums for Mortgage Loan Insurance”, lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal. Management also believes aggressive servicing is an important element to managing credit risk.

During the years ended December 31, 2002, 2001 and 2000 we made provisions for losses of ($0.4 million), $3.6 million and $5.4 million, respectively and incurred net charge-offs of $2.1 million, $5.7 million and $8.9 million, respectively. A rollforward of the allowance for credit losses for the three years ended December 31, 2002 is presented in Note 2 to the consolidated financial statements.

Fee Income

Fee income primarily consists of fees from four sources: broker fees, loan origination fees, service fee income and branch management fees.

Broker fees are paid by borrowers and other lenders for placing loans with third party investors (lenders) and are based on negotiated rates with each lender to whom we broker loans. Revenue is recognized upon loan origination.

Loan origination fees represent fees paid to us by borrowers and are associated with the origination of mortgage loans. Loan origination fees are determined based on the type and amount of loans originated. Loan origination fees and direct origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan using the level yield method. Loan origination fees and direct origination costs on mortgage loans held-for-sale are deferred and considered as part of the carrying value of the loan when sold.

Service fees are paid to us by either the investor on mortgage loans serviced or the borrower. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held in portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

Affiliated branch management fees are charged to affiliated mortgage brokers to manage their administrative operations, which include providing accounting, payroll, human resources, loan investor management and license management. The amount of the fees is agreed upon when entering a contractual agreement with affiliated mortgage brokers and are recognized as services are rendered.

Fee income increased from $20.2 million in 2001 to $33.8 million in 2002 due to the following reasons:

•	Loans originated increased from $1.3 billion in 2001 to $2.8 billion in 2002.

•	Our servicing portfolio increased from $2.0 billion in 2001 to $3.7 billion in 2002.

•	The number of branches managed by us increased from 123 in 2001 to 216 in 2002.

We reported no fee income for 2000 due to the fact that all fee income is generated at NFI Holding Corporation and as discussed previously, NFI Holding Corporation was not consolidated prior to 2001. As shown in Note 9 to the consolidated financial statements, fee income would have been $9.9 million had NFI Holding been consolidated compared to $20.2 million in 2001. The increase is due to the increase in our loan originations, servicing portfolio and the number of branches managed by us.

Gains (Losses) on Sales of Mortgage Assets and Losses on Derivative Instruments

We executed securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retained the AAA-rated interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions are structured as sales for accounting and income tax reporting. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 19 provides a summary of mortgage loans sold outright and transferred in securitizations.

For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash flow method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were a constant prepayment rate of 27, projected losses of 1.3% and a discount rate of 24.7%.

During the third quarter of 2001, we resecuritized AAA-rated interest-only and prepayment penalty securities issued in 2000. This transaction, CAPS 2001-1, was structured as a sale for financial reporting and income tax purposes. Senior bonds in the amount of $29.3 million were sold to the public. We retained a subordinated interest, the CAPS 2001-1 C1 bond, and recognized a gain of $14.9 million. For tax purposes, this gain was capital in nature and offsets existing capital losses we incurred in 1998. This transaction, CAPS 2001-1, was structured as a sale for financial reporting and income tax purposes. In October 2002, the senior bond was fully repaid and the AAA-rated interest-only and prepayment penalty securities were transferred back to us by the trust.

In 2000, we reported a loss of $0.8 million compared to gains of $37.3 million and $53.3 million on sales of mortgage assets in 2001 and 2002, respectively. Gains on securitizations and sales to third parties were recorded on NFI Holding Corporation’s financial statements in 2000. As discussed previously, NFI Holding Corporation was not consolidated prior to 2001, but was accounted for using the equity method. If NFI Holding had been consolidated in 2000, the gain on sales of mortgage assets would have been $14 million. Much of the increase from 2000 to 2001 is related to the resecuritization (discussed previously) in which we recorded a $14.9 million gain in 2001.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates decreased from December 31, 2001 to December 31, 2002, we recognized a loss of $26.0 million, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments during 2002. Our loss on derivative instruments during 2001 was $2.7 million. As settlement accounting was applied prior to the adoption of SFAS No. 133 and since our interest rate agreements qualified for such, there were no gains or losses on derivative instruments recorded in 2000.

Table 18 provides the components of our gains (losses) on sales of mortgage assets and losses on derivative instruments. Table 19 is a presentation of our quarterly mortgage loan sales to third parties and the gain on sales of mortgage loans transferred in securitizations.

Table 18—Gains (Losses) on Sales of Mortgage Assets and Losses on Derivative Instruments

(dollars in thousands)

	For the year ended December 31,
	2002	2001	2000
Gains on sales of mortgage loans transferred in securitizations	$47,894	$21,730	$—
Gains on sales of mortgage loans to third parties—nonconforming	2,299	954	—
Gains on sales of mortgage loans to third parties—conforming	3,903	171	—
Gain on sale of mortgage securities	—	14,946	—
Losses on sales of real estate owned	(791)	(454)	(826)

Gains (losses) on sales of mortgage assets	53,305	37,347	(826)
Losses on derivatives	(25,973)	(2,731)	—

Total gains (losses) on sales of mortgage assets and losses on derivative instruments	$27,332	$34,616	$(826)

Table 19—Quarterly Mortgage Loan Sales (A)

(dollars in thousands)

	Outright Mortgage Loan Sales
	Principal Amount	Percent of Total Sales	Net Gain (Loss) Recognized	Weighted Average Price To Par
2002:
Fourth quarter	$986	0.3%	$64	102.5
Third quarter	13,727	3.3	(151)	100.2
Second quarter	80,421	16.2	1,332	103.0
First quarter	47,025	10.6	1,054	103.5

Total	$142,159	8.4%	$2,299	102.9

2001:
Fourth quarter	$25,524	7.1%	$235	101.7
Third quarter	19,511	4.0	84	102.0
Second quarter	17,516	7.9	373	102.3
First quarter	10,773	4.8	262	102.9

Total	$73,324	5.7%	$954	102.1

	Mortgage Loans Transferred in Securitizations

	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Assumptions Underlying Initial Value of Mortgage Securities
					Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2002:
Fourth quarter	$346,043	99.7%	$12,461	$18,415	22	30%	1.00%
Third quarter	403,960	96.7	16,893	21,498	22	30	1.00
Second quarter	414,874	83.8	14,959	29,048	25	30	1.61
First quarter	395,124	89.4	3,581	23,942	28	30	1.65

Total	$1,560,001	91.6%	$47,894	$92,903	24	30%	1.33%

2001:
Fourth quarter	$334,501	92.9%	$5,497	$15,784	28	25%	1.20%
Third quarter	465,532	96.0	7,330	21,966	28	25	1.20
Second quarter	203,647	92.1	3,959	12,321	28	20	1.20
First quarter	211,420	95.2	4,944	12,791	28	20	1.20

Total	$1,215,100	94.3%	$21,730	$62,862	28	23%	1.20%

(A)	Does not include conforming loan sales.

Prepayment Penalty Income

A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $432,000, $790,000 and $1.8 million during the years ended December 31, 2002, 2001 and 2000. The decrease is due to the decline in the outstanding balance of loans held-in-portfolio and the expiration of prepayment penalties.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance” and totaled $2.3 million, $2.7 million and $1.3 million in 2002, 2001 and 2000, respectively. We received mortgage insurance proceeds of $2.1 million, $3.7 million and $3.0 million in 2002, 2001 and 2000, respectively.

It is important to note that substantially all of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. This serves to reduce credit loss exposure in those mortgage pools. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums. Insurance premiums on these loans are paid from the collateral proceeds and, therefore, are not included in the amount of total premiums for mortgage loan insurance expense in our statement of operations.

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

The increase in general and administrative expenses from $46.5 million in 2001 to $84.6 million in 2002 is attributable to our new conforming and retail lines of businesses, growth in our wholesale business including the opening of an office in Cleveland and our expanding servicing operations. As a result of this growth, we employed 944 people as of December 31, 2002, compared with 379 and 284 as of December 31, 2001 and 2000, respectively. Total general and administrative expenses for 2000 were $3.0 million compared to $46.5 million for 2001. This large increase is due to the fact that we did not consolidate NFI Holding prior to 2001. If we had consolidated NFI Holding in 2000, total general and administrative expenses would have been $32.7 million. The increase from 2000 to 2001 is due to an increase in compensation expense resulting primarily from the growth in our NovaStar Home Mortgage branch operations. Note 12 to the consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment.

The loan costs of production table below includes all costs paid and fees collected during the loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. Increased efficiencies in the non-conforming lending operation correlate to lower general and administrative costs and higher interest income and gain on sales of mortgage assets.

Table 20—Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2002:
Fourth quarter	1.74	0.92	2.66
Third quarter	2.03	0.86	2.89
Second quarter	2.13	0.58	2.71
First quarter	2.01	0.61	2.62

2001:
Fourth quarter	1.91	0.65	2.56
Third quarter	1.92	0.56	2.48
Second quarter	1.86	0.61	2.47
First quarter	2.37	0.74	3.11

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

Table 21—Summary of Servicing Operations

(dollars in thousands except per loan cost)

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Unpaid principal	$3,657,640		$1,994,448		$1,112,615

Number of loans	28,849		17,425		10,774

Servicing income, net of amortization of mortgage servicing rights	$2,478	0.27	$1,560	0.31	$1,473	0.53
Costs of servicing	2,181	0.24	1,303	0.26	1,185	0.43

Net servicing income	$297	0.03	$257	0.05	$288	0.10

Annualized costs of servicing per unit	$302.40		$299.11		$439.95

Branches

We operate our mortgage brokerage unit under the name NovaStar Home Mortgage, Inc. (NHMI). Branch operations (offices) are divided into two groups: 1) branches operating under NHMI, and 2) branches operating as separate companies with an administrative relationship with NHMI, identified as NHMI LLC (Limited Liability Company) branches.

The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. NHMI branches are included in the NovaStar Financial consolidated financial statements.

LLC branches are established through LLC agreements entered into between solicited brokers and NHMI. The LLC agreements provide for initial capitalization and membership interests of 99.9% to the broker (branch manager) and 0.1% to NHMI. NHMI provides accounting, payroll, human resources, loan investor management and license management in conjunction with separate contractual agreements. We account for our minority interest in the LLC agreements using the equity method of accounting.

As of December 31, 2002 there were a total of 216 active branches, 9 of these were NHMI branches and 207 were NHMI LLC branches. As of December 31, 2001 there were a total of 123 active branches, 15 of these were NHMI branches and 108 were NHMI LLC branches.

The NHMI and LLC branch offices offer conforming and non-conforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage, Inc. (NMI). Of the $2.8 billion and $1.3 billion loans we originated, 20% and 12% were brokered to NMI from the branches in 2002 and 2001, respectively.

Table 22—Loan Originations—Branches

(dollars in thousands)

	For the Year Ended December 31,
	2002		2001
	Amount	%	Amount	%
Loans brokered to NMI—non-conforming	$375,645	14%	$119,573	11%
Loans brokered to NMI—conforming	180,355	7	38,045	3
Loans brokered to non—affiliates	2,066,950	79	930,353	86

Branch loan originations	$2,622,950	100%	$1,087,971	100%

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

Below is a summary of the taxable net income available to common shareholders for the years ended December 31, 2002, 2001 and 2000.

Table 23—Taxable Net Income

(dollars in thousands)

	For the year ended December 31,
	2002	2001	2000
Consolidated net income	$48,761	$32,308	$5,626
Equity in net income of NFI Holding Corp.	9,013	(1,723)	(1,123)

REIT GAAP income	57,774	30,585	4,503
Adjustments to GAAP income	(9,301)	(20,179)	(2,954)

Taxable net income before preferred dividends	48,473	10,406	1,549
Preferred dividends	—	(5,164)	(1,551)

Taxable net income available to common shareholders	$48,473	$5,242	$(2)

Taxable net income per common shareholder	$4.63	$0.91	$(0.00)

NFI Holding Corporation, a wholly owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported a net loss before income taxes of $11.0 million for the year ended December 31, 2002, which resulted in an income tax benefit of $2.0 million as shown in our statement of income. We did not report income tax (expense) benefit for the years ended December 31, 2001 and 2000 due to the immaterial nature of the pre-tax income reported at NFI Holding Corporation.

During the first quarter of 2002, we recognized a charge to taxable income of $3.7 million for the value of warrants converted by warrant holders (see Note 8 to our consolidated financial statements). A charge of $9.5 million was recognized in the second quarter for the warrants converted by RFC.

We are required to distribute only 90% of our taxable income to our stockholders. We declared dividends of $4.30 per common share in 2002. Since it was our intent to distribute approximately 100% of our taxable income in 2002, we declared a special dividend related to 2002 taxable income of $0.33 per common share on January 29, 2003.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 13, we have $80.1 million in immediately available funds, including $79.7 million in cash.

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

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans are dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of December 31, 2002 would need to decline by nearly 8% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of December 31, 2002, we have approximately $30.3 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

Cash activity during the years ended December 31, 2002, 2001 and 2000 is presented in the consolidated statement of cash flows.

As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $143 million in net proceeds through private and public equity offerings. Equity offerings provide another avenue as a future liquidity source.

Off Balance Sheet Arrangements

As discussed previously, we pool the loans we originate and securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. Our ability to use the securitization capital market is critical to the operations of our business. Tables 6 and 7 summarize our off balance sheet securitizations.

External factors that are reasonably likely to affect our ability to continue to use this arrangement would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent us from being able to sell the securities at a favorable price, or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk, and market specific events such as a default of a comparable type of securitization. If we were unable to access the securitization market, we may still be able to finance our mortgage operations by selling our loans to investors in the whole loan market. We were able to do this following the liquidity crisis in 1998.

Specific items that may affect our ability to use the securitizations to finance our loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by our collateral. Our financial performance and condition has little impact on our ability to securitize, as evidenced by our ability to securitize in 1998, 1999 and 2000 when our financial trend was weak.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As commitments to originate, purchase and sell non-conforming loans are not readily convertible to cash and cannot readily be settled net, these commitments do not meet the definition of a derivative under generally accepted accounting principles. Accordingly, they are not recorded in the consolidated financial statements. As of December 31, 2002, we had outstanding commitments to originate, purchase and sell loans of $108 million, $16 million and $98 million, respectively.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. Notes 9 and 14 of the consolidated financial statements discuss these obligations in further detail.

The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of December 31, 2002.

Table 24—Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year		1-3 Years		4-5 Years		After 5 Years
Contractual Obligations
Long-term debt	$199,692	(A	)	(A	)	(A	)	(A	)
Operating leases (B) (C)	$13,163	$4,395		$4,599		$2,773		$1,396

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans which collateralize the debt. The repayment of these mortgage loans is affected by prepayments.

(B)	On August 12, 2002, we entered into a lease agreement for our new corporate headquarters in Kansas City, Missouri. Under this agreement, the lessor agreed to repay us for certain existing lease obligations. We received approximately $62,000 related to this agreement in 2002 and expect to receive approximately $2.3 million in future payments through 2007 from the lessor unless the properties we previously occupied are subleased.

(C)	We entered into various sublease agreements for office space formerly occupied by us. We received approximately $704,000 in 2002 related to these agreements and expect to receive approximately $501,000 in future payments through 2004.

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

Impact of Recently Issued Accounting Pronouncements

Note 1 of the consolidated financial statements describe certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$79,742	$30,817
Mortgage loans—held-for-sale	983,633	139,527
Mortgage loans—held-in-portfolio	149,876	226,033
Mortgage securities—available-for-sale	178,879	71,584
Corporate advances to borrowers	11,875	6,893
Mortgage servicing rights	7,906	6,445
Accrued interest receivable	7,673	5,495
Assets acquired through foreclosure	5,935	13,185
Other assets	26,978	12,401

Total assets	$1,452,497	$512,380

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$1,025,536	$143,350
Asset-backed bonds	199,692	219,048
Accounts payable and other liabilities	27,244	15,227
Dividends payable	16,768	4,758

Total liabilities	1,269,240	382,383
Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Class B, convertible preferred stock, 4,285,714 shares issued and outstanding in 2001	—	43
Common stock, 10,479,910 and 5,804,255 shares issued and outstanding, respectively	105	58
Additional paid-in capital	133,358	137,860
Accumulated deficit	(12,026)	(15,887)
Accumulated other comprehensive income	62,935	9,177
Notes receivable from founders	(1,115)	(1,254)

Total stockholders’ equity	183,257	129,997

Total liabilities and stockholders’ equity	$1,452,497	$512,380

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
Interest income:
Mortgage loans	$50,662	$46,198	$44,676
Mortgage securities	56,481	11,706	2,951

Total interest income	107,143	57,904	47,627
Interest expense	38,596	28,588	34,696

Net interest income before provision for credit losses	68,547	29,316	12,931
Provision for credit losses	432	(3,608)	(5,449)

Net interest income	68,979	25,708	7,482
Gains (losses) on sales of mortgage assets	53,305	37,347	(826)
Fee income	33,830	20,204	—
Prepayment penalty income	432	790	1,776
Premiums for mortgage loan insurance	(2,326)	(2,655)	(1,272)
Losses on derivative instruments	(25,973)	(2,731)	—
Other income, net	3,077	1,856	360
General and administrative expenses:
Compensation and benefits	49,060	26,934	1,485
Travel and public relations	11,400	7,008	—
Office administration	10,092	6,394	751
Loan expense	8,002	1,865	—
Professional and outside services	3,402	1,989	690
Other	2,638	2,315	91

Total general and administrative expenses	84,594	46,505	3,017

Income before income tax benefit, equity in earnings of unconsolidated subsidiary and cumulative effect of a change in accounting principle	46,730	34,014	4,503
Income tax benefit	2,031	—	—
Equity in net income of NFI Holding Corporation	—	—	1,123

Income before cumulative effect of a change in accounting principle	48,761	34,014	5,626
Cumulative effect of a change in accounting principle	—	(1,706)	—

Net income	48,761	32,308	5,626
Dividends on preferred shares	—	(5,025)	(2,100)

Net income available to common shareholders	$48,761	$27,283	$3,526

Basic earnings per share—before cumulative effect of a change in accounting principle	$4.70	$3.38	$0.51
Basic loss per share due to cumulative effect of a change in accounting principle	—	(0.16)	—

Basic earnings per share	$4.70	$3.22	$0.51

Diluted earnings per share—before cumulative effect of a change in accounting principle	$4.50	$3.18	$0.50
Diluted loss per share due to cumulative effect of a change in accounting principle	—	(0.16)	—

Diluted earnings per share	$4.50	$3.02	$0.50

Weighted average basic shares outstanding	10,379	10,025	11,137

Weighted average diluted shares outstanding	10,830	10,691	11,143

Dividends declared per common share	$4.30	$0.96	$—

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable from Founders	Total Stockholders’ Equity
Balance, January 1, 2000	$43	$75	$147,587	$(41,502)	$242	$(6,284)	$100,161
Common stock repurchased, 1,376,766 shares	—	(14)	(5,704)	—	—	—	(5,718)
Exercise of stock options, 10,000 shares	—	—	24	—	—	—	24
Change in fair value of restricted stock awards underlying forgivable notes	—	—	90	—	—	(90)	—
Dividends on preferred stock ($0.49 per share)	—	—	—	(2,100)	—	—	(2,100)

Comprehensive income:
Net income				5,626	—		5,626
Other comprehensive income				—	9,926		9,926

Total comprehensive income							15,552

Balance, December 31, 2000	43	61	141,997	(37,976)	10,168	(6,374)	107,919
Common stock repurchased, 115,147 shares	—	(1)	(653)	—	—	—	(654)
Return of common stock underlying founders’ notes receivable, 289,332 shares	—	(3)	(4,337)	—	—	4,340	—
Forgiveness of founders’ notes receivable	—	—	—	—	—	139	139
Payment of founders’ notes receivable	—	—	—	—	—	641	641
Exercise of stock options, 113,250 shares	—	1	853	—	—	—	854
Dividends on common stock ($0.96 per share)	—	—	—	(5,194)	—	—	(5,194)
Dividends on preferred stock ($1.08 per share)	—	—	—	(5,025)	—	—	(5,025)

Comprehensive income:
Net income				32,308	—		32,308
Other comprehensive income				—	(991)		(991)

Total comprehensive income							31,317

Balance, December 31, 2001	43	58	137,860	(15,887)	9,177	(1,254)	129,997
Conversion of preferred stock to common, 4,285,714 shares	(43)	43	—	—	—	—	—
Acquisition of warrants, 812,731	—	—	(9,499)	—	—	—	(9,499)
Conversion of 350,000 warrants for 210,703 shares of common stock	—	2	(2)	—	—	—	—
Forgiveness of founders’ notes receivable	—	—	—	—	—	139	139
Exercise of stock options, 177,625 shares	—	2	1,784	—	—	—	1,786
Compensation recognized under stock option plan	—	—	3,215	—	—	—	3,215
Dividends on common stock ($4.30 per share)	—	—	—	(44,900)	—	—	(44,900)

Comprehensive income:
Net income				48,761	—		48,761
Other comprehensive income				—	53,758		53,758

Total comprehensive income							102,519

Balance, December 31, 2002	—	$105	$133,358	$(12,026)	$62,935	$(1,115)	$183,257

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$48,761	$32,308	$5,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	1,706	—
Amortization of premiums on mortgage assets	1,930	3,208	4,944
Amortization of mortgage servicing rights	4,609	2,131	—
Accretion of available-for-sale securities	(56,481)	(11,706)	(2,951)
Amortization of deferred debt costs	172	1,022	1,141
Forgiveness of founders’ promissory notes	139	139	—
Provision for credit losses	(432)	3,608	5,449
Proceeds from sale of mortgage loans held for sale	1,930,059	1,302,856	—
Originations of mortgage loans held for sale	(2,811,315)	(1,403,289)	—
Repayments of mortgage loans held for sale	10,943	1,731	—
Equity in net income of NFI Holding Corporation	—	—	(1,123)
Losses (gains) on sales of mortgage assets	(53,305)	(37,347)	826
Losses on derivative instruments	25,973	2,731	—
Compensation recognized under stock option plan	3,215	—	—
Changes in:
Accrued interest receivable	(2,178)	3,817	3,301
Other assets	(52,984)	(28,187)	(814)
Other liabilities	(3,114)	1,325	1,869

Net cash provided by (used in) operating activities	(954,008)	(123,947)	18,268
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	65,505	125,198	201,880
Proceeds from paydowns on available-for-sale securities	100,497	40,190	6,604
Sales of available-for-sale securities	—	28,626	—
Sales of assets acquired through foreclosure	14,876	20,466	35,263
Net assets acquired in acquisition of common stock of NFI Holding Corporation	—	872	—
Payment on founders’ promissory notes	—	641	—
Net change in advances to and investment in NFI Holding Corporation	—	—	(48,526)

Net cash provided by investing activities	180,878	215,993	195,221
Cash flows from financing activities:
Payments on asset-backed bonds	(86,434)	(139,411)	(230,572)
Proceeds from asset-backed bonds	66,906	—	—
Change in short-term borrowings	882,186	81,450	25,000
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	1,786	854	24
Repurchase of warrants	(9,499)	—	—
Dividends paid on preferred stock	(2,014)	(3,150)	(2,100)
Dividends paid on common stock	(30,876)	(2,836)	—
Common stock repurchases	—	(654)	(5,718)

Net cash provided by (used in) financing activities	822,055	(63,747)	(213,366)

Net increase in cash and cash equivalents	48,925	28,299	123
Cash and cash equivalents, beginning of year	30,817	2,518	2,395

Cash and cash equivalents, end of year	$79,742	$30,817	$2,518

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1.  Summary of Significant Accounting and Reporting Policies

Financial Statement Presentation  The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, amortizing mortgage servicing rights and establishing the fair value of its mortgage securities, derivative instruments, mortgage servicing rights and estimating appropriate accrual rates on mortgage securities. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates. For example, it is possible that credit losses or prepayments could rise to levels that would adversely affect profitability if those levels were sustained for more than brief periods.

The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated during consolidation.

The Company purchased 100% of the common stock of NFI Holding Corporation on January 1, 2001 (See Note 9). Prior to this date, the Company owned 100% of the nonvoting preferred stock of NFI Holding Corporation, for which it received 99% of any dividends paid by NFI Holding Corporation. The founders of the Company owned 100% of the common stock of NFI Holding Corporation. The consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended include the accounts of NFI Holding Corporation with significant intercompany accounts and transactions eliminated in consolidation. Prior to January 1, 2001, the Company accounted for its investment in NFI Holding Corporation using the equity method.

Unconsolidated Affiliates  The Company is party to limited liability company agreements (“LLCs”), formed to facilitate the operation of retail mortgage broker businesses as branch affiliates. The LLC agreements provide for initial capitalization and membership interests of 99.9% to a branch manager and 0.1% to the Company. The LLCs broker loans to mortgage investors, including a subsidiary of the Company. The Company provides accounting, payroll, human resources, loan investor management and license management in conjunction with separate contractual agreements. The Company accounts for its interest in the LLC agreements using the equity method of accounting.

Cash and Cash Equivalents  The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Mortgage Loans  Mortgage loans include loans originated by the Company and acquired in bulk pools from other originators and securities dealers. Mortgage loans are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. Amortization includes the effect of prepayments. Mortgage loans held-for-sale are carried at the lower of cost or market. Mortgage loan origination fees and direct mortgage loan origination costs on mortgage loans held-for-sale are deferred until the related loans are sold.

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes ninety days delinquent. Interest collected on non-accrual loans is recognized as income upon receipt.

The mortgage loan portfolio is collectively evaluated for impairment as the loans are smaller-balance and are homogeneous in nature. The Company maintains an allowance for credit losses inherent in the portfolio at the balance sheet date. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, historical credit losses, Company purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off.

Mortgage Securities  Mortgage securities represent beneficial interests the Company retains in securitization and resecuritization transactions and include interest-only mortgage securities, prepayment penalty bonds, over collateralization bonds and subordinated securities. Interest-only mortgage securities represent the contractual right to receive excess interest cash flows from a pool of securitized mortgage loans. Interest payments received by the independent trust are first applied to the principal and interest bonds (held by outside investors), servicing fees and administrative fees. The excess, if any, is remitted to the Company related to its ownership of the interest-only mortgage security. Prepayment penalty bonds give the holder the contractual right to receive prepayment penalties collected by the independent trust on the underlying mortgage loans. Overcollateralization bonds represent the contractual right to excess principal payments resulting from over collateralization of the obligations of the trust. Subordinated securities retained in resecuritizations represent the contractual right to receive the remaining cash flows from the trust after the obligations to the outside bond holders have been satisfied. When those obligations have been satisfied, the trust returns the transferred securities to the subordinated interest holders.

Mortgage securities are classified as available for sale and, accordingly, are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.

As previously described, mortgage securities represent the retained interests in certain components of the cash flows of the underlying mortgage loans or mortgage securities transferred to securitization trusts. Each period as payments are received the payments are applied to the amortized cost of the mortgage related security. The accretable yield rate is recorded as interest income with a corresponding increase to the amortized cost of the mortgage security. On a periodic basis, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. Significant assumptions used in the calculation of the accretable yield include prepayment and loss rates on the underlying loans.

The fair value of mortgage securities retained by the Company is based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the amortized cost of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.

Corporate Advances to Borrowers  Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc.

Mortgage Servicing Rights  Originated mortgage servicing rights are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. Mortgage servicing rights are amortized in proportion to the projected net servicing revenue over the expected life of the related mortgage loans. Periodically, the Company evaluates the carrying value of capitalized mortgage servicing rights based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of mortgage servicing rights the Company stratifies the mortgage servicing rights based on their predominant risk characteristics. The significant risk characteristics considered by the Company are loan type, period of origination, interest rate and prepayment penalties. The mortgage loans underlying the mortgage servicing rights are pools of homogenous, non-conforming residential loans.

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

Premiums for Mortgage Loan Insurance  The Company uses lender paid mortgage insurance to mitigate the risk of loss on loans that are originated. For those loans held in portfolio the premiums for mortgage insurance are expensed by the Company as the cost of the premiums are incurred. For those loans sold in securitization transactions accounted for as a sale, the independent trust assumes the obligation to pay the premiums and obtains the right to receive insurance proceeds.

Transfers of Assets  A transfer of mortgage loans or mortgage securities in which the Company surrenders control over the financial assets is accounted for as sale. When the Company retains control over transferred mortgage loans or mortgage securities, the transaction is accounted for as a secured borrowing. When the Company sells mortgage loans or mortgage securities in securitization and resecuritization transactions, it may retain one or more bond classes and servicing rights in the securitization. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. To determine fair value, the Company estimates fair value based on the present value of future expected cash flows estimated using management’s best estimate of the key assumptions, including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

The following is a description of the methods used by the Company to transfer assets, including the related accounting treatment under each method:

•

Whole Loan Sales  Whole loan sales represent loans sold with servicing released. Gains and losses on whole loan sales are recognized in the period the sale occurs and the Company has determined that the criteria for sales treatment has been achieved as they have surrendered control over the assets transferred. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan prepays in its entirety in the first year. The Company records the fair value of recourse obligations upon the sale of the mortgage loans.

•	Loans and Securities Sold Under Agreements to Repurchase (Repurchase Agreements) Repurchase agreements represent legal sales of loans or mortgage securities and an agreement to repurchase the loans or mortgage securities at a later date. Repurchase agreements are accounted for as secured borrowings because the Company has not surrendered control of the transferred assets as it is both entitled and obligated to repurchase the transferred assets prior to their maturity.

•	Securitization Transactions The Company regularly securitizes mortgage loans by transferring mortgage loans to independent trusts which issue securities to investors. The securities are collateralized by the mortgage loans transferred into the independent trusts. The Company generally retains interests in some of the securities issued by the trust. Certain of the securitization agreements require the Company to repurchase loans that are found to have legal deficiencies, subsequent to the date of transfer. The Company is required to buy back any loan for which the borrower converts from an adjustable rate to a fixed rate. The fair values of these recourse obligations are recorded upon the transfers of the mortgage loans. The Company also has the right, but not the obligation, to acquire loans when they are 90 to 119 days delinquent and at the time a property is liquidated. As discussed above, the accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company records an asset and a liability on the balance sheet for the aggregate fair value of loans that it has a right to call as of the balance sheet date.

•	Resecuritization Transactions The Company also engages in resecuritization transactions. A resecuritization is the transfer of mortgage securities that the Company has retained in previous securitization transactions from an independent trust. Similar to a securitization, the trust issues securities that are collateralized by the mortgage securities transferred to the trust. Resecuritization transactions are accounted for as either a sale or a secured borrowing based on whether or not the Company has retained or surrendered control over the transferred assets. In the resecuritization transaction, the Company may retain an interest in a security that represents the right to receive the cash flows on the underlying mortgage security collateral after the senior bonds, issued to third parties, have been repaid in full.

Fee Income  The Company receives fee income from several sources. The following describes significant fee income sources and the related accounting treatment:

•	Broker Fees Broker fees are paid by other lenders for placing loans with third party investors (lenders) and are based on negotiated rates with each lender to whom the Company brokers loans. Revenue is recognized upon loan origination.

•	Loan Origination Fees Loan origination fees represent fees paid to the Company by borrowers and are associated with the origination of mortgage loans. Loan origination fees are determined based on the type and amount of loans originated. Loan origination fees and direct origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan using the level yield method. Loan origination fees and direct origination costs on mortgage loans held-for-sale are deferred and considered as part of the carrying value of the loan when sold.

•	Service Fee Income Service fees are paid to the Company by either the investor on mortgage loans serviced or the borrower. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held in portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

•	Affiliated Branch Management Fees These fees are charged to affiliated mortgage brokers to manage their administrative operations, which include providing accounting, payroll, human resources, loan investor management and license management. The amount of the fees is agreed upon when entering a contractual agreement with affiliated mortgage brokers and are recognized as services are rendered.

Stock-Based Compensation  In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee. Stock options are accounted for based on the specific terms of the options granted. Options with variable terms, including those options for which the strike price has been adjusted and options issued by the Company with attached dividend equivalent rights, result in adjustments to compensation expense to the extent the market price of the common stock changes. No expense is recognized for options with fixed terms.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Year Ended December 31,

	2002	2001	2000
Net income, as reported	$48,761	$32,308	$5,626
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,473	704	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(600)	(318)	(142)

Pro forma net income	$50,634	$32,694	$5,484

Earnings per share:
Basic—as reported	$4.70	$3.22	$0.51

Basic—pro forma	$4.88	$3.26	$0.49

Diluted—as reported	$4.50	$3.02	$0.50

Diluted—pro forma	$4.68	$3.06	$0.49

The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

	2002	2001	2000

Weighted average:
Fair value, at date of grant	$16.07	$9.54	$2.63
Expected life in years	7	7	7
Annual risk-free interest rate	4.1%	5.0%	5.1%
Volatility	2.1	2.3	3.5
Dividend yield	6.0%	5.0%	5.0%

Income Taxes  The Company is taxed as a Real Estate Investment Trust (REIT) under Section 856(c) of the Code. As a REIT, the company generally is not subject to Federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. Because the Company has paid or will pay dividends in amounts approximating its taxable income, no provision for income taxes has been provided in the accompanying financial statements related to the REIT. However, NFI Holding Corporation has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries.

The Company has elected to treat NFI Holding Corporation and its subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the Company may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax and will be taxed as a regular C corporation. However, special rules do apply to certain activities between a REIT and a TRS. For example, a TRS will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) tenants who pay a TRS for services are charged an arm’s-length amount by the TRS, (ii) fees paid to a REIT by its TRS are reflected at fair market value and (iii) interest paid by a TRS to its REIT is commercially reasonable. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of December 31, 2002, the amount of the Company’s assets attributable to its taxable REIT subsidiaries was less than 20%.

With respect to the Company’s taxable REIT subsidiaries, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. The Company believes the deferred tax asset recorded is recoverable and, therefore, no valuation allowance has been recorded.

Net Income Per Share  Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options and warrants on the Company’s common stock have been exercised and the convertible preferred stock is converted, unless the exercise would be anti-dilutive.

Derivative Instruments and Hedging Activity  During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, SFAS No. 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a charge to earnings of $1.7 million and an increase in accumulated other comprehensive income of $34,000. The transition adjustments resulted from adjusting the carrying value of certain interest rate cap agreements to their fair value.

The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on liabilities of the Company adjust frequently, while interest rates on the Company’s assets adjust annually, or not at all. The fair value of the Company’s derivative instruments along with any margin accounts associated with the contracts are included in other assets. Any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings. For those derivative instruments that do not qualify for hedge accounting, changes in the market value of the instruments are recorded as adjustments to earnings.

Commitments to Originate, Purchase and Sell Mortgage Loans  As commitments to originate, purchase and sell non-conforming mortgage loans are not readily convertible to cash and cannot readily be settled net, these commitments do not meet the definition of a derivative under generally accepted accounting principles. Accordingly, they are not recorded in the consolidated financial statements. Commitments to originate and sell conforming mortgage loans meet the definition of a derivative and are recorded at fair value in the consolidated financial statements.

New Accounting Pronouncements  During September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125. Although SFAS No. 140 revised many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Disclosure provisions of SFAS No. 140 were implemented for the 2000 financial statements of the Company. The Company’s securitization and resecuritization transactions were subject to the provisions of SFAS No. 140 beginning April 2001.

During 1999, the FASB issued Emerging Issues Task Force (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Effective April 1, 2001, EITF No. 99-20 provides guidance on the recognition of interest income from, and measurement of retained beneficial interests and was effective beginning April 1, 2001. The implementation of EITF 99-20 did not have a material effect on the Company’s consolidated financial statements.

During 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible assets. SFAS No. 141 requires the purchase method of accounting for business combinations and eliminates the pooling-of-interests method. Business combinations consummated subsequent to June 30, 2001 are to be accounted for under the provisions of the new statement. SFAS No. 142, which was effective for the Company on January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the statement includes provisions for the reclassification of the useful lives of existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and identification of reporting units for the purpose of assessing potential future impairments of goodwill. Implementation of these statements has had no impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for all financial statements issued for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS No. 143 did not have a significant impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The provisions of this Statement will be effective for the Company’s financial statements issued for fiscal year 2003. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 is not expected to have a significant impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The annual disclosure requirements have been implemented herein. The remaining provisions of SFAS No. 148 are not expected to have a significant impact on the consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002 and have been implemented herein. The Company will adopt the measurement provisions of FIN No. 45 as required in 2003 and does not expect a material impact on the consolidated financial statements. Significant guarantees that have been entered into by the Company are discussed in Note 14.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. The interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company will adopt the provisions of FIN No. 46 in 2003 and does not expect a material impact on the consolidated financial statements based on the current structure of the Company’s securitizations.

Reclassifications  Reclassifications to prior year amounts have been made to conform to current year presentation.

Note 2.  Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31, (in thousands):

	2002	2001
Mortgage loans—held-in-portfolio:
Outstanding principal	$149,918	$226,960
Net unamortized premium	2,994	4,630

Amortized cost	152,912	231,590
Allowance for credit losses	(3,036)	(5,557)

Mortgage loans—held-in-portfolio	$149,876	$226,033

Mortgage loans—held-for-sale:
Outstanding principal	$972,360	$138,074
Net unamortized premium	11,273	1,453

Mortgage loans—held-for-sale	$983,633	$139,527

Activity in the allowance for credit losses is as follows for the three years ended December 31, 2002 (in thousands):

	2002	2001	2000
Balance, January 1	$5,557	$7,690	$11,105
Provision for credit losses	(432)	3,608	5,449
Amounts charged off, net of recoveries	(2,089)	(5,741)	(8,864)

Balance, December 31	$3,036	$5,557	$7,690

Recoveries were not significant in the three years ended December 31, 2002.

All mortgage loans serve as collateral for borrowing arrangements discussed in Note 5. The weighted-average interest rate on mortgage loans as of December 31, 2002 and 2001 was 8.29% and 9.90%, respectively.

Collateral for 26% and 14% of the mortgage loans outstanding as of December 31, 2002 was located in California and Florida, respectively. The Company has no other significant concentration of credit risk.

Details of loan securitization transactions on the date of the securitization are as follows (in thousands):

		Allocated Value of Retained Interests

	Net Bond Proceeds	Mortgage Servicing Rights	Subordinated Bond Classes	Value of Loans Sold	Gain Recognized
Year ended December 31, 2002:
NMFT Series 2002-3	$734,584	$2,939	$39,099	$750,003	$29,353
NMFT Series 2002-2	300,304	1,173	22,021	310,000	10,459
NMFT Series 2002-1	485,824	1,958	29,665	499,998	8,082

	$1,520,712	$6,070	$90,785	$1,560,001	$47,894

Year ended December 31, 2001:
NMFT Series 2001-2	$785,509	$3,817	$36,942	$800,033	$12,745
NMFT Series 2001-1	407,372	1,837	22,628	415,067	8,985

	$1,192,881	$5,654	$59,570	$1,215,100	$21,730

Year ended December 31, 2000:
NMFT Series 2000-2	$332,566	$1,416	$20,137	$347,308	$6,811
NMFT Series 2000-1	225,168	1,577	13,233	237,042	2,936

	$557,734	$2,993	$33,370	$584,350	$9,747

In the securitizations, the Company retains interest-only and other subordinated interests in the underlying cash flows and servicing responsibilities. The Company receives annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The investors and securitization trusts have no recourse to the Company’s assets for failure of borrowers to pay when due. The value of the Company’s interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Servicing fees received from the securitization trusts were $10.0 million, $4.9 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. No purchases of delinquent or foreclosed loans were made on securitizations in which the Company did not maintain control over the mortgage loans transferred during the three years ended December 31, 2002.

Fair value of the subordinated bond classes at the date of securitization is measured by estimating the net present value of expected cash flows of the loan collateral. Key economic assumptions used to project cash flows at the time of loan securitization during the three years ended December 31, 2002 were as follows:

	Mortgage Loan Collateral for NovaStar Mortgage Funding Trust Series

	2002-3	2002-2	2002-1	2001-2	2001-1	2000-2	2000-1
Constant prepayment rate	24%	24%	28%	28%	28%	28%	27%
Average life (in years)	3.09	3.13	2.60	2.61	2.54	2.81	2.88
Expected total credit losses, net of mortgage insurance	1.00%	1.60%	1.65%	1.20%	1.20%	1.00%	1.00%
Discount rate	30.0%	30.0%	30.0%	25.0%	20.0%	15.0%	15.0%

Note 3.  Mortgage Securities—Available-for-Sale

Available-for-sale mortgage securities consisted of the Company’s investment in the AAA-rated interest-only, prepayment penalty and other subordinated securities that the Company issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value by discounting the expected future cash flow of the collateral and bonds. The amortized cost, unrealized gains and losses and estimated fair value of mortgage securities as of December 31, 2002 and 2001 were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
As of December 31, 2002	$102,665	$77,755	$1,541	$178,879
As of December 31, 2001	54,594	18,695	1,705	71,584

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of December 31, 2002 to mature in one to five years.

All mortgage securities owned by the Company are pledged for borrowings as discussed in Note 5.

On September 26, 2001, the Company securitized interest-only and prepayment penalty securities and issued NovaStar CAPS Certificates Series 2001-C1 in the amount of $29,250,000. A gain of $14.9 million was recognized on this transaction. A subordinated security, valued by the Company at $8.2 million, was retained entitling the Company to receive cash flows of the collateral once the primary bonds are paid. On October 25, 2002, the primary bonds were paid off and the interest-only and prepayment penalty securities were transferred back to the Company by the trust.

On November 5, 2002, the Company securitized interest-only and prepayment penalty securities and issued NovaStar CAPS Certificate Series 2002-C1 in the amount of $68,000,000. The resecuritization was accounted for as a secured borrowing. In accordance with SFAS 140, control over the transferred assets was not surrendered and thus the transaction was recorded as financing for the mortgage securities.

As of December 31, 2002, key economic assumptions and the sensitivity of the current fair value of retained interests owned by the Company to immediate adverse changes in those assumptions are as follows, on average for the portfolio (dollars in thousands):

Carrying amount/fair value of retained interests	$178,879
Average life (in years)	1.8
Prepayment speed assumption (CPR)	40
Fair value after a 10% increase	$173,968
Fair value after a 25% increase	$167,873
Expected annual credit losses (percent of current collateral balance)	1.8
Fair value after a 10% increase	$178,056
Fair value after a 25% increase	$176,663
Residual cash flows discount rate (%)	25
Fair value after a 500 basis point increase	$168,606
Fair value after a 1000 basis point increase	$159,457
Market interest rates
Fair value after a 100 basis point increase	$168,743
Fair value after a 200 basis point increase	$156,187

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

The actual static pool credit loss as of December 31, 2002 was 0.13% and the projected static pool credit loss as of December 31, 2003 is 0.17%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (in thousands):

	December 31,

	Total Principal Amount of Loans(A)		Principal Amount of Loans 30 Days or More Past Due		Net Credit Losses During the Year Ended December 31,
	2002	2001	2002	2001	2002		2001
Loans securitized	$2,586,493	$1,629,668	$125,700	$91,268	$4,558		$1,968
Loans held for sale	965,118	131,639	37,466	17,102	484		565
Loans held in portfolio	155,683	239,741	28,743	41,291	7,857	(B)	5,811	(B)

Total loans managed or securitized	$3,707,294	$2,001,048	$191,909	$149,661	$12,899		$8,344

(A)	Includes assets acquired through foreclosure.
(B)	Excludes mortgage insurance proceeds on policies paid by the Company and includes interest accrued in excess of 120 days for which the Company had discontinued interest accrual.

Note 4—Mortgage Servicing

The Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity during 2002 and 2001 (in thousands):

	2002	2001
Balance, January 1	$6,445	$—
Amount acquired in purchase of common stock of NFI Holding Corporation	—	2,922
Amount capitalized in connection with transfer of loans to securitization trusts	6,070	5,654
Amortization	(4,609)	(2,131)

Balance, December 31	$7,906	$6,445

The estimated fair value of the servicing assets aggregated $12.6 million and $6.6 million at December 31, 2002 and December 31, 2001, respectively. The fair value is estimated by either discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of December 31, 2002 was determined utilizing a 15% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 1.8% and an annual prepayment rate of 40%.

Mortgage servicing rights are amortized over the expected weighted average life of the related loans. The estimated amortization expense for 2003, 2004 and 2005 is $4.9 million, $2.8 million and $0.2 million, respectively. All mortgage servicing rights will be amortized by the end of 2005.

Note 5. Borrowings

Short-term Borrowings   The following tables summarize the Company’s repurchase agreements and warehouse agreements as of December 31, 2002 and 2001 (dollars in thousands):

Repurchase Agreements (indexed to one-month LIBOR)	Maximum Borrowing Capacity	Rate	Days to Reset	Balance	Average Daily Balance During the Year
December 31, 2002:
Agreement expiring March 31, 2003	$50,000	1.88%	29	$40,650
Agreement expiring September 18, 2003	50,000	1.88	24	46,500
Agreement expiring October 28, 2003	50,000	1.88	27	10,914
Agreement expiring March 31, 2003	200,000	2.38	13	84,320
Agreement expiring September 18, 2003	150,000	2.38	1	107,705
Agreement expiring October 28, 2003	300,000	2.42	10	264,658

Total repurchase agreements	$800,000			$554,747	$322,748

December 31, 2001:
Agreement expiring October 29, 2002	$300,000	2.88%	10	$19,989
Agreement expiring October 22, 2002	200,000	—	—	—
Agreement expiring July 30, 2002	200,000	—	—	—
Agreement expiring October 22, 2002	50,000	2.37	29	40,000
Agreement expiring July 30, 2002	50,000	2.54	10	22,000
Agreement expiring October 29, 2002	25,000	—	—	—

Total repurchase agreements	$825,000			$81,989	$129,034

Warehouse Agreements	Maximum Borrowing Capacity	Rate	Days to Reset	Balance	Average Daily Balance During the Year
December 31, 2002:
Agreement expiring March 3, 2003 (indexed to Federal funds rate)	$125,000	2.74	Daily	$123,317
Agreement expiring September 29, 2003 (indexed to one-month LIBOR)	250,000	2.98	Daily	230,160
Agreement expiring December 6, 2003 (indexed to one-month LIBOR)	200,000	2.51	Daily	117,312

Total warehouse agreements	$575,000			$470,789	$114,639

December 31, 2001:
Agreement expiring October 29, 2002 (indexed to Federal funds rate)	$75,000	3.32	Daily	$46,111
Agreement expiring February 19, 2002 (indexed to one-month LIBOR)	60,000	3.47	Daily	15,250

Total warehouse agreements	$135,000			$61,361	$50,448

The Company’s mortgage loans and securities are pledged as collateral on borrowings. All short-term financing arrangements require the Company to maintain minimum tangible net worth, meet a minimum equity ratio test and comply with other customary debt covenants. The Company complies with all debt covenants.

Repurchase agreements generally contain margin calls under which a portion of the borrowings must be repayed if the fair value of the mortgage securities or mortgage loans collateralizing the repurchase agreements, falls under a predefined ratio to the borrowings outstanding.

Asset-backed Bonds (ABB)  The Company issued ABB secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held in portfolio as collateral are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35% of their original amounts for issue 1997-1 and 25% on 1997-2, 1998-1 and 1998-2.

On November 5, 2002, the Company issued ABB in the amount of $68 million secured by the AAA-IO and prepayment penalty mortgage securities of NMFT 2001-1 and NMFT 2001-2 as a means for long-term financing. The mortgage securities are recorded as assets of the Company and the ABB are recorded as debt. The performance of the mortgage loan collateral underlying these securities, as presented in Note 2 directly affects the performance of the 2002-C1 bond. The interest rate is fixed at 7.15% and the estimated weighted average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

Following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds			Mortgage Loans
	Remaining Principal	Interest Rate		Remaining Principal (A)	Weighted Average Coupon	Estimated Weighted Average Months to Call
As of December 31, 2002:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$17,147	1.88%		$19,076	10.27%	—
Issue 1997-2	20,714	1.88		22,812	10.51	—
Issue 1998-1	39,692	1.82		44,363	10.02	—
Issue 1998-2	65,906	1.63		69,432	9.85	—
Collateralizing Mortgage Securities:
Issue 2002-C1	57,219	7.15	(B)	(B)	(B)	(B)
Unamortized debt issuance costs, net	(986)

	$199,692

As of December 31, 2001:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$29,942	2.41%		$33,035	10.90%	—
Issue 1997-2	30,629	2.44		33,525	10.79	—
Issue 1998-1	59,751	2.33		68,326	10.45	—
Issue 1998-2	98,790	2.31		104,855	10.18	9
Unamortized debt issuance costs, net	(64)

	$219,048

(A)	Includes assets acquired through foreclosure.
(B)	Collateral for the 2002-C1 asset backed bond is the AAA-IO and prepayment penalty mortgage securities of NMFT 2001-1 and NMFT 2001-2.

Note 6.  Derivative Instruments and Hedge Activity

The Company’s objective and strategy for using derivative instruments is to mitigate the risk of increased costs on its variable rate liabilities during a period of rising rates. The Company’s primary goals for managing interest rate risk are to maintain the net interest margin between its assets and liabilities and diminish the effect of changes in general interest rate levels on the market value of the Company.

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds and borrowings under its warehouse, mortgage loan and mortgage security repurchase agreements as discussed in Note 5.

All of the Company’s derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. The Company does have some derivative instruments that do not meet the requirements for hedge accounting as of December 31, 2002. However, they contribute to the Company’s overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings used to fund loans held for sale. The following tables present derivative instruments as of December 31, 2002 and 2001 (dollars in thousands):

	Notional amount	Fair Value	Maximum Days to Maturity
As of December 31, 2002:
Cash flow hedge derivative instruments	$435,000	$(11,267)	815
Non-hedge derivative instruments	1,648,486	(6,977)	1,090

Total derivative instruments	$2,083,486	$(18,244)

As of December 31, 2001:
Cash flow hedge derivative instruments	$335,000	$(8,044)	839
Non-hedge derivative instruments	595,000	(1,804)	1,090

Total derivative instruments	$930,000	$(9,848)

During the three years ended December 31, 2002, the Company recognized $10,294,000, $2,278,000 and $4,000, respectively, in net expense on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense. The 2002 net expense on derivative instruments is made up of the following components (in thousands):

Net settlement costs	$(10,397)
Other amortization	103

Total net expense on cash flow hedges	$(10,294)

The net amount included in other comprehensive income expected to be reclassified into earnings within the next twelve months is a charge to earnings of approximately $8.8 million.

The Company’s derivative instruments involve, to varying degrees, elements of credit and market risk in addition to the amount recognized in the consolidated financial statements.

Credit Risk  The Company’s exposure to credit risk on derivative instruments is limited to the cost of replacing contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and thorough legal scrutiny of agreements. Before engaging in negotiated derivative transactions with any counterparty, the Company has in place fully executed written agreements. Agreements with counterparties also call for full two-way netting of payments. Under these agreements, on each payment exchange date all gains and losses of counterparties are netted into a single amount, limiting exposure to the counterparty to any net receivable amount due.

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, (in thousands):

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:

Mortgage loans:

Held-for-sale	$983,633	$995,320	$139,527	$143,009

Held-in-portfolio	149,876	151,954	226,033	227,071

Mortgage securities—available-for-sale	178,879	178,879	71,584	71,584

Mortgage servicing rights	7,906	12,617	6,445	6,647

Financial liabilities:

Borrowings:

Short-term	1,025,536	1,025,536	143,350	143,350

Asset-backed bonds	199,692	199,352	219,048	218,131

Derivative instruments	(18,244)	(18,244)	(9,848)	(9,848)

The fair value of mortgage assets, derivative instruments and borrowings is estimated by discounting projected future cash flows at appropriate rates. Expected prepayments are used in estimating the fair value of mortgage assets. The fair values of cash and cash equivalents and accrued interest receivable and payable approximates their carrying value.

Note 8. Stockholders’ Equity

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

As of December 31, 2001, the Company had 1,162,731 warrants outstanding for the purchase of Company common stock. On January 30, 2002, warrant holders surrendered 350,000 warrants with an exercise price of $6.94 in a “cashless” exchange for 210,703 shares of the Company’s common stock valued at $17.43 per share. On April 5, 2002, the Company acquired the remaining 812,731 warrants with an exercise price of $4.56 from warrant holders for $9.5 million.

The Company’s Board of Directors has approved the purchase of up to $9,000,000 of the Company’s common stock. No shares were purchased in 2002. During the year ended December 31, 2001, 115,147 shares were purchased with an aggregate purchase price of $655,000. The purchased shares have been returned to the Company’s authorized but unissued shares of common stock. All common stock purchases are charged against additional paid-in capital.

Following is a rollforward of accumulated other comprehensive income for the three years ended December 31, 2002 (in thousands):

	Available- for-sale Securities	Derivative Instruments Used in Cash Flow Hedges	Total

Balance, January 1, 2000	$242	$—	$242

Change in unrealized gain (loss)	9,926	—	9,926

Other comprehensive income (loss)	9,926	—	9,926

Balance, December 31, 2000	10,168	—	10,168

Change in unrealized gain (loss)	21,768	(9,882)	11,886

Implementation of SFAS No. 133	—	34	34

Net settlements reclassified to earnings	—	2,087	2,087

Realized gain reclassified to earnings	(14,946)	—	(14,946)

Other amortization	—	(52)	(52)

Other comprehensive income (loss)	6,822	(7,813)	(991)

Balance, December 31, 2001	16,990	(7,813)	9,177

Change in unrealized gain (loss)	55,649	(12,185)	43,464

Net settlements reclassified to earnings	—	10,397	10,397

Other amortization	—	(103)	(103)

Other comprehensive income (loss)	55,649	(1,891)	53,758

Balance, December 31, 2002	$72,639	$(9,704)	$62,935

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

The founders used the $641,000 received from the sale of NFI Holding Corporation and Company common stock to repay a portion of their obligations described above. The remaining obligations, aggregating $1,393,000 have been rewritten into new non-recourse, non interest-bearing promissory notes. Those notes will be forgiven and charged to expense in equal installments over 10 years as long as the Company employs the founders on December 31st of each year. The notes will be forgiven in full in the event of a change in control. During the years ended December 31, 2002 and 2001, the Company recognized $139,000 in compensation expense related to these notes. The founders have each pledged 72,222 shares of common stock as collateral for these loans. The activity on January 1, 2001 can be summarized as follows (in thousands):

Balance of forgivable notes, December 31, 2000	$6,374

Cash received from founders	(641)

Return of shares subject to non-recourse notes	(4,340)

Balance of forgivable notes, January 1, 2001	$1,393

Following is a summary of the Company’s consolidated operating results for the year ended December 31, 2001 and unaudited pro forma results for the years ended December 31, 2000 as though the acquisition of the common stock of NFI Holding Corporation had occurred at the beginning of that period:

	For the Year Ended December 31,
	2001	Pro Forma 2000
Interest income	$57,904	$60,815
Interest expense	28,588	42,907

Net interest income before provision for credit losses	29,316	17,908
Provision for credit losses	(3,608)	(5,623)

Net interest income	25,708	12,285
Gain (loss) on derivative instruments and sales of mortgage assets	34,616	13,967
Fee income	20,204	9,908
Other income, net	(9)	2,181
General and administrative expenses	46,505	32,715

Income before cumulative effect of a change in accounting principle	34,014	5,626
Cumulative effect of a change in accounting principle	(1,706)	—

Net income	32,308	5,626
Dividends on preferred shares	(5,025)	(2,100)

Net income available to common shareholders	$27,283	$3,526

Basic earnings per share	$3.22	$0.51

Diluted earnings per share	$3.02	$0.50

Note 10. Income Taxes

The components of income tax expense (benefit) allocated to earnings are as follows (in thousands):

For the Year Ended December 31, 2002
Current	$2,621
Deferred	(4,652)

Total income tax expense (benefit)	$(2,031)

The difference between expected income tax benefit computed at the federal statutory rate of 34% and actual income tax benefit recorded at the taxable REIT subsidiary is as follows (in thousands):

For the Year Ended December 31, 2002
Income tax at statutory rate (taxable REIT subsidiary)	$(3,755)
State income taxes	(442)
Nondeductible expenses	117
Unrealized gain on security sale to REIT	805
Other	1,244

Total income tax expense (benefit)	$(2,031)

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are as follows (in thousands):

For the Year Ended December 31, 2002
Deferred tax assets:
Unrealized loss on derivative instruments	$3,108
Excess inclusion	2,383
Net operating losses	1,368
SFAS 133 unrealized loss	1,396
Other	991

Deferred tax asset	9,246

Deferred tax liabilities:
SFAS 115 unrealized gain	3,576
Mortgage servicing rights	3,004
Other	200

Deferred tax liability	6,780

Net deferred tax asset	$2,466

The Company has Federal net operating loss carryforwards as of December 31, 2002 of approximately $3.4 million that will expire in 2022, if not utilized.

Note 11. Stock Option Plan

The Company’s 1996 Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards and dividend equivalent rights (DERs). ISOs may be granted to the officers and employees of the Company. NQSOs and awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for issuance is equal to 10% of the Company’s outstanding common stock. Individuals who receive awards under the Plan will vest in those awards ratably over a four-year period. Unless previously terminated by the Board of Directors, the Plan will terminate on September 1, 2006.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options vest over four years and expire ten years after the date of grant. The following table summarizes option activity under the 1996 Plan for 2002, 2001 and 2000, respectively:

	2002		2001		2000
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at the beginning of year	539,420	$9.38	541,910	$7.63	357,720	$10.16
Granted	157,000	24.55	112,500	13.45	249,500	3.74
Exercised	(177,625)	6.09	(113,250)	5.60	(10,000)	1.26
Canceled	(2,460)	16.50	(1,740)	18.00	(55,310)	7.57

Outstanding at the end of year	516,335	$14.94	539,420	$9.38	541,910	$7.63

Exercisable at the end of year	147,210	$15.25	203,045	$12.37	184,745	$11.63

Compensation expense relating to variable awards, in thousands	$2,473		$704

Certain options granted during 2002, 2001 and 2000 were granted with DERs. In December 2001, the Company’s Board of Directors approved that certain existing and all future stock option grants have DERs attached to them. Under the terms of the DERs, a recipient is entitled to receive additional shares of stock upon the exercise of options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend date. The accrued DERs convert to shares based on the stock’s fair value on the dividend declaration date. Certain of the options exercised in 2002, 2001 and 2000 had DERs attached to them when issued. As a result of these exercises, an additional 1,613, 889 and 838 shares of common stock were issued in 2002, 2001 and 2000, respectively. As discussed in Note 9, the Company’s two founders exercised options to acquire 289,332 shares of common stock in 1998, which were returned to the Company January 1, 2001.

The following table presents information on stock options outstanding as of December 31, 2002.

	Outstanding			Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$3.06 - $5.88	143,375	7.95	$ 3.75	13,625	$ 3.71
$6.38 - $15.82	125,750	8.68	13.32	35,875	11.95
$18.00 - $25.93	247,210	7.93	22.26	97,710	18.07

	516,335	8.12	$14.94	147,210	$15.25

Note 12. Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branches. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off-balance sheet loans (See Note 2). Branches include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches as well as the LLC branches is represented in our branches segment.

The Company’s operations were restructured into this decentralized organization structure beginning January 1, 2001 as the branches became more significant to the overall performance of the Company. Prior to 2001, the Company managed its operations under one industry segment: the origination, servicing and management of non-conforming mortgage loans. As such, it is not practicable to provide segment information for 2000. Following is a summary of income and assets by the Company’s primary operating units for the year ended December 31, 2002 and 2001 (in thousands):

	For the Year Ended December 31, 2002
	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total
Interest income	$68,183	$38,960	$—	$107,143
Interest expense	(15,650)	(22,946)	—	(38,596)

Net interest income before provision for credit losses	52,533	16,014	—	68,547
Provision for losses	432	—		432
Gains (losses) on sales of mortgage loans	(791)	54,096	—	53,305
Fee income	—	13,475	20,355	33,830
Losses on derivative instruments	(2,282)	(23,691)	—	(25,973)
Other income	108	1,013	62	1,183
General and administrative expenses	(6,449)	(59,305)	(18,840)	(84,594)

Income before income tax	43,551	1,602	1,577	46,730
Income tax benefit (expense)	—	3,372	(1,341)	2,031

Net income	$43,551	$4,974	$236	$48,761

December 31, 2002:
Total assets	$387,600	$1,053,264	$11,633	$1,452,497

	For the Year Ended December 31, 2001
	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total

Interest income	$38,306	$19,513	$85	$57,904
Interest expense	(18,970)	(9,618)	—	(28,588)

Net interest income	19,336	9,895	85	29,316
Provision for losses	(3,608)	—	—	(3,608)
Gains (losses) on sales of mortgage loans	14,745	22,431	171	37,347
Fee income	—	3,453	16,751	20,204
Losses on derivative instruments	—	(2,731)	—	(2,731)
Other income (expense)	639	(648)	—	(9)
General and administrative expenses	(3,681)	(26,573)	(16,251)	(46,505)

Income before cumulative effect of a change in accounting principle	27,431	5,827	756	34,014
Cumulative effect of a change in accounting principle	(1,385)	(321)	—	(1,706)

Net income	$26,046	$5,506	$756	$32,308

December 31, 2001:
Total assets	$344,676	$152,593	$15,111	$512,380

Intersegment revenues and expenses that were eliminated in consolidation were as follows (in thousands):

	2002	2001
Amounts paid to mortgage lending and servicing from mortgage portfolio :
Loan servicing fees	$1,074	$1,573
Administrative fees	449	704
Amounts received from mortgage lending and servicing to mortgage portfolio:
Intercompany interest income	(8,637)	(3,931)
Guaranty, commitment, loan sale and securitization fees	(6,001)	(3,871)

Note 13. Supplemental Disclosure of Cash Flow Information

(in thousands)	2002	2001	2000
Cash paid for interest	$37,546	$28,918	$34,610

Cash paid for taxes	$3,581	$684	$2

Non-cash items:
Dividends payable	$16,768	$4,758	$525

Securities retained in securitizations	$(90,785)	$(59,570)	$(33,370)

Retention of mortgage servicing rights	$6,070	$5,654	$2,993

Surrender of warrants	$3,673	$—	$—

Assets acquired through foreclosure	$8,417	$20,159	$34,596

Non-cash activities related to the acquisition of common stock of NFI Holding Corporation on January 1, 2001 were as follows (in thousands):

2001
Operating activities:
Increase in mortgage loans held-for-sale	$(81,733)

Increase in other assets	$(11,132)

Decrease in other liabilities	$(9,422)

Investing activities:
Increase in real estate owned	$(892)

Financing activities:
Increase in borrowings	$36,900

Non-cash financing activities related to founders’ notes receivable:
Decrease in founders’ notes receivable	$4,340

Decrease in additional paid-in capital	$(4,340)

Note 14. Commitments, Guarantees and Contingencies

The Company makes commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At December 31, 2002, the Company had outstanding commitments to originate, purchase and sell loans of $108 million, $16 million and $98 million, respectively. The Company leases other office space under various operating lease agreements. Rent expense for 2002, 2001 and 2000, aggregated $2.4 million, $1.5 million and $1.3 million respectively. Future minimum lease commitments under those leases are as follows (in thousands).

Lease Obligations
2003	$4,395
2004	2,849
2005	1,750
2006	1,471
2007	1,302
Thereafter	1,396

On August 12, 2002, the Company entered into a lease agreement for its new corporate headquarters in Kansas City, Missouri. Under this agreement, the lessor agreed to repay the Company for certain existing lease obligations. The Company received approximately $62,000 related to this agreement in 2002 and expects to receive approximately $2.3 million in future payments through 2007 from the lessor unless the properties we previously occupied are subleased.

The Company has also entered into various sublease agreements for office space formerly occupied by the Company. The Company received approximately $704,000 in 2002 related to these agreements and expects to receive approximately $501,000 in future payments through 2004.

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold loans with recourse for borrower defaults totaling $142.2 million and $73.3 million in 2002 and 2001, respectively. The Company’s reserve related to these guarantees totaled $29,000 and $25,000 as of December 31, 2002 and 2001, respectively.

In the ordinary course of business, the Company sells loans with and without recourse for borrower defaults that may have to be subsequently repurchased due to defects in the loan origination process. The Company typically guarantees to cover investor losses should origination defects occur. The defects are categorized as documentation and underwriting errors, judgments, early payment defaults and fraud. If a defect is identified, the Company is required to repurchase the loan. As of December 31, 2002, the Company had loans sold without recourse with an outstanding principal balance of $2.6 billion.

In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 15. Affiliated Branches

As discussed in Note 1, the Company is party to LLC agreements for the purpose of establishing affiliated branches. As of December 31, 2002 and 2001, there were 207, and 108 such affiliated branches. For the years ended December 31, 2002, 2001 and 2000, the Company recorded fee income aggregating $5.2 million, $1.9 million and $97,000, respectively, for providing administrative services for affiliated branches. During 2002, 2001 and 2000, the aggregate amount of loans brokered by affiliated branches were approximately $2.2 billion, $710.3 million and $26.2 million, respectively. Of those amounts, approximately $399.6 million, $110.5 million and $5.1 million, respectively, were acquired by the Company’s mortgage subsidiary. The aggregate premiums paid by the Company for loans brokered by the affiliated branches were approximately $5.1 million, $1.2 million and $28,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In conjunction with the use of the Company’s mortgage broker license, the Company is contingently liable for limited representations and warrantees of the affiliated branches as well as certain operating liabilities in the event that the LLCs are unable to meet their obligations upon dissolution. The Company requires that the branch managers maintain a reserve with the Company to cover such obligations. Historically, the amounts that the Company has been required to pay as a result of these arrangements have been insignificant. The Company records an estimate of obligations regarding affiliated branch arrangements in the consolidated financial statements.

Note 16. Transactions With and Condensed Financial Statements of NFI Holding Corporation and Subsidiaries

The Company has executed agreements with NFI Holding Corporation and its wholly owned subsidiary, NovaStar Mortgage, Inc. These agreements include loan servicing support, financing commitment and guaranty spread agreements. In addition, the Company entered into a securitization consulting agreement whereby NovaStar Mortgage pays a fee to the Company for expertise in negotiating and coordinating the securitization transactions executed by NovaStar Mortgage. NovaStar Mortgage also services loans held in the Company’s portfolio. Fees for these agreements are based on transaction volumes. During 2000, the Company paid NovaStar Mortgage $3,127,000 under these agreements and received $3,106,000. Net fees under these agreements are recorded as a component of “other income and expense.”

Note 17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands except per share amounts):

	Year Ended December 31,
	2002	2001	2000

Numerator	$48,761	$32,308	$5,626

Denominator:

Weighted average common shares outstanding—basic
Common shares outstanding	10,379	5,739	6,851

Convertible preferred stock	—	4,286	4,286

Weighted average common shares outstanding—basic	10,379	10,025	11,137

Weighted average common shares outstanding—dilutive
Stock options	262	189	6

Warrants	189	477	—

Weighted average common shares outstanding—dilutive	10,830	10,691	11,143

Basic earnings per share	$4.70	$3.22	$0.51

Diluted earnings per share	$4.50	$3.02	$0.50

The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares for the periods presented, therefore, the effect would be antidilutive:

	Year Ended December 31,
	2002	2001	2000
Number of stock options and warrants (in thousands)	150	210	5,706
Weighted average exercise price	$24.99	$16.33	$9.97

Note 18. Condensed Quarterly Financial Information (unaudited)

Following is condensed consolidated quarterly operating results for the Company (in thousands, except per share amounts):

	2002 Quarters				2001 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net interest income	$9,689	$15,443	$16,586	$26,829	$5,535	$6,901	$9,149	$7,731
Provision for credit losses	133	(379)	(383)	197	480	1,279	879	970
Income before income tax and cumulative effect of a change in accounting principle	10,221	7,752	11,359	17,398	4,719	4,188	18,936	6,171
Gain on sales of mortgage assets	4,630	15,993	17,293	15,389	5,023	4,540	22,240	5,544
Gain (loss) on derivative instruments	4,692	(12,336)	(13,245)	(5,084)	—	—	(3,255)	524
Income tax benefit (expense)	(1,300)	2,638	840	(147)	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	1,706	—	—	—
Net income	8,921	10,390	12,199	17,251	3,013	4,188	18,936	6,171
Dividends on preferred stock	—	—	—	—	525	557	2,505	1,438

Net income available to common shareholders	$8,921	$10,390	$12,199	$17,251	$2,488	$3,631	$16,431	$4,733

Basic earnings per share—Before cumulative effect of a change In accounting principle	$0.87	$1.00	$1.17	$1.66	$0.47	$0.42	$1.89	$0.61
Basic loss per share due to cumulative effect of a change in accounting principle	—	—	—	—	(0.17)	—	—	—

Basic earnings per share	$0.87	$1.00	$1.17	$1.66	$0.30	$0.42	$1.89	$0.61

Diluted earnings per share—before cumulative effect of a change in accounting principle	$0.80	$0.97	$1.14	$1.62	$0.47	$0.40	$1.76	$0.56
Diluted loss per share due to cumulative effect of a change in accounting principle	—	—	—	—	(0.17)	—	—	—

Diluted earnings per share	$0.80	$0.97	$1.14	$1.62	$0.30	$0.40	$1.76	$0.56

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2000 were audited by other auditors whose report, dated February 9, 2001, expressed an unqualified opinion on those financial statements.

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

In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
February 14, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

NovaStar Financial, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of NovaStar Financial, Inc. and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Kansas City, Missouri
February 9, 2001

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 27, 2003, for the Annual Meeting of Shareholders to be held at May 29, 2003 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Item 401 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 27, 2003, for the Annual Meeting of Shareholders to be held at May 29, 2003 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

Item 11. Executive Compensation

Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 27, 2003, for the Annual Meeting of Shareholders to be held at May 29, 2003 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 27, 2003, for the Annual Meeting of Shareholders to be held at May 29, 2003 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

Item 13. Certain Relationships and Related Transactions.

Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 27, 2003, for the Annual Meeting of Shareholders to be held at May 29, 2003 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

Item 14. Controls and Procedures

Within the 90-day period immediately preceding the filing of this Report, the Company’s Chief Executive Officer and Principal Financial Officer has each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” and has concluded that they were effective. As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date that the Company’s Chief Executive Officer and Principal Financial Officer conducted their evaluations of the Disclosure Controls and Procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because they are not applicable to NovaStar Financial.

(b)	Reports on Form 8K

•	NovaStar Financial has filed no Form 8-K’s during the fourth quarter of 2002 and through the date of this filing in the first quarter of 2003.

(c)	Exhibit Listing

Exhibit No.	Description of Document

3.1*	Articles of Amendment and Restatement of the Registrant

3.3*	Bylaws of the Registrant

3.3a*****	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4****	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

4.1*	Specimen Common Stock Certificate

4.3****	Specimen certificate for Preferred Stock

10.6*	Form of Master Repurchase Agreement for mortgage loan financing

10.7*	Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar Mortgage, Inc. and the Registrant.

10.14*	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996.

10.23***	Warrant Agreement dated as of February 12, 1999 between the Registrant and First Union National Bank.

10.24****

Warrant Agreement, dated as of March 10, 1999, by and between NovaStar Financial, Inc. and Residential Funding Corporation, and related Guaranty Warrant, Tag Along Warrant and Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial, Inc.

11.1******	Statement regarding computation of per share earnings

21.1	Subsidiaries of the Registrant

23.4	Consents of Deloitte & Touche LLP and KPMG, LLP

99.1	Statement Under Oath of Chief Executive Officer

99.2	Statement Under Oath of Principal Financial Officer

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.

**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.

***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.

****	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.

*****	Incorporated by reference to the correspondingly numbered exhibit to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

******	See Note 17 to the consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaStar Financial, Inc.

(Registrant)

Date: March 17, 2003	By:	/s/ SCOTT F. HARTMAN Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer

Date: March 17, 2003	By:	/s/ W. LANCE ANDERSON W. Lance Anderson, President, Chief Operating Officer and Director

Date: March 17, 2003	By:	/s/ RODNEY E. SCHWATKEN Rodney E. Schwatken, Vice President, Secretary and Treasurer (Chief Accounting Officer)

Date: March 17, 2003	By:	/s/ EDWARD W. MEHRER Edward W. Mehrer, Director

Date: March 17, 2003	By:	/s/ GREGORY T. BARMORE Gregory T. Barmore, Director

Date: March 17, 2003	By:	/s/ ART N. BURTSCHER Art N. Burtscher, Director

CERTIFICATION

I, Scott F. Hartman, certify that:

1.	I have reviewed this annual report on Form 10-K of Novastar Financial, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date :  March 17, 2003

By:	/s/ SCOTT F. HARTMAN
Name :	Scott F. Hartman
Title :	Chairman of the Board,
Secretary and Chief
Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Rodney E. Schwatken, certify that:

1.	I have reviewed this annual report on Form 10-K of Novastar Financial, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date :  March 17, 2003

By:	/s/ RODNEY E. SCHWATKEN
Name :	Rodney E. Schwatken
Title :	Vice President,
Treasurer and Controller
(Principal Financial Officer)