Form 10-Q
period 2003-03-31
NOVASTAR FINANCIAL INC
filed 2003-05-05
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

8140 Ward Parkway, Kansas City, MO 64114

(Address of principal executive offices)

(Zip Code)

(816) 237-7000

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

Yes    ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of April 30, 2003 was 10,560,159

NOVASTAR FINANCIAL, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$67,695	$79,742
Mortgage loans—held-for-sale	689,278	983,633
Mortgage loans—held-in-portfolio	136,593	149,876
Mortgage securities—available-for-sale	242,077	178,879
Corporate advances to borrowers	12,678	11,875
Mortgage servicing rights	10,453	7,906
Assets acquired through foreclosure	5,979	5,935
Accrued interest receivable	5,188	7,673
Other assets	30,579	26,978

Total assets	$1,200,520	$1,452,497

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$783,304	$1,025,536
Asset-backed bonds	171,541	199,692
Accounts payable and other liabilities	27,430	27,244
Dividends payable	23,648	16,768

Total liabilities	1,005,923	1,269,240

Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Common stock, 10,510,243 and 10,479,910 shares issued and outstanding, respectively	105	105
Additional paid-in capital	134,553	133,358
Accumulated deficit	(16,818)	(12,026)
Accumulated other comprehensive income	77,837	62,935
Notes receivable from founders	(1,080)	(1,115)

Total stockholders’ equity	194,597	183,257

Total liabilities and stockholders’ equity	$1,200,520	$1,452,497

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2003	2002
Interest income	$39,316	$18,848
Interest expense	12,432	9,159

Net interest income before provision for credit (losses) recoveries	26,884	9,689
Provision for credit (losses) recoveries	92	(133)

Net interest income	26,976	9,556
Gains on sales of mortgage assets	29,443	4,630
Fee income	13,157	6,941
Prepayment penalty income	214	118
Premiums for mortgage loan insurance	(779)	(574)
Gains (losses) on derivative instruments	(7,346)	4,692
Other income, net	1,329	493
General and administrative expenses:
Compensation and benefits	19,442	9,136
Travel and public relations	5,603	2,673
Office administration	4,943	1,835
Loan expense	3,944	811
Professional and outside services	1,514	589
Other	1,085	591

Total general and administrative expenses	36,531	15,635

Income before income tax expense	26,463	10,221
Income tax expense	4,141	1,300

Net income available to common shareholders	$22,322	$8,921

Basic earnings per share	$2.13	$0.87

Diluted earnings per share	$2.07	$0.80

Weighted average basic shares outstanding	10,501	10,281

Weighted average diluted shares outstanding	10,764	11,165

Dividends declared per common share	$2.58	$0.80

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$22,322	$8,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on mortgage assets	274	566
Amortization of mortgage servicing rights	1,726	969
Accretion of available-for-sale securities	(18,318)	(7,018)
Amortization of deferred debt costs	115	64
Forgiveness of founders’ promissory notes	35	35
Provision for credit losses (recoveries)	(92)	133
Proceeds from sale of mortgage loans held for sale	1,350,262	457,509
Originations of mortgage loans held for sale	(1,106,805)	(493,095)
Repayments of mortgage loans held for sale	7,953	1,286
Losses (gains) on sales of mortgage assets	(29,443)	(4,630)
Losses (gains) on derivative instruments	7,346	(4,692)
Compensation recognized under stock option plan	962	172
Changes in:
Accrued interest receivable	2,485	(511)
Other assets	(13,742)	1,981
Other liabilities	3,579	(6,139)

Net cash provided by (used in) operating activities	228,659	(44,449)
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	11,593	16,020
Proceeds from paydowns on available-for-sale securities	37,085	19,140
Sales of assets acquired through foreclosure	1,115	7,232

Net cash provided by investing activities	49,793	42,392
Cash flows from financing activities:
Payments on asset-backed bonds	(28,266)	(23,406)
Change in short-term borrowings	(242,232)	23,736
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	233	426
Dividends paid on preferred stock	—	(2,014)
Dividends paid on common stock	(20,234)	(2,754)

Net cash used in financing activities	(290,499)	(4,012)

Net decrease in cash and cash equivalents	(12,047)	(6,069)
Cash and cash equivalents, beginning of period	79,742	30,817

Cash and cash equivalents, end of period	$67,695	$24,748

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,989	$9,117

Surrender of warrants	$—	$3,673

Dividends payable	$23,648	$8,285

Cash paid for taxes	$53	$680

Non-cash operating and investing activities:
Retention of mortgage servicing rights	$(4,273)	$(1,558)

Assets acquired through foreclosure	$(1,387)	$(2,085)

Securities retained in securitizations	$(68,665)	$(20,608)

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

Note 1.    Financial Statement Presentation

The consolidated financial statements as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2002.

The consolidated financial statements of NovaStar Financial include the accounts of all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

Note 2.    Stock Based Compensation

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$22,322	$8,921
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	962	172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(262)	(140)

Pro forma net income	$23,022	$8,953

Earnings per share:
Basic—as reported	$2.13	$0.87

Basic—pro forma	$2.19	$0.87

Diluted—as reported	$2.07	$0.80

Diluted—pro forma	$2.14	$0.80

Note 3.    NovaStar Mortgage Funding Trust Series 2003-1

On February 27, 2003, NovaStar Mortgage executed a securitization transaction accounted for as sales of loans. In addition, derivative instruments with a fair value of $(9.8) million were transferred into the 2003-1 trust. These instruments serve to reduce interest rate risk to the bondholders. Details of this transaction are as follows (dollars in thousands):

	Value of Asset-Backed Bonds Issued	Economic Residual Value as of March 31, 2003	Book Value of Collateral Sold	Gain Recognized
NMFT 2003-1 (A)	$1,257,750	$74,649	$1,084,906	$23,732

(A)	On April 3, 2003, the remaining $215.2 million in loans collateralizing NMFT 2003-1 were delivered and a gain in the amount of $4.7 million was recognized.

Note 4.    Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the three months ended March 31, 2003 and 2002 (in thousands).

	For the Three Months Ended March 31,
	2003	2002
Net income	$22,322	$8,921
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income taxes	13,254	5,431
Change in unrealized loss on derivative instruments used in cash flow hedges	(1,006)	(16)
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	2,680	2,093
Other amortization	(26)	(26)

Comprehensive income	$37,224	$16,403

Note 5.    Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branches. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off -balance sheet loans. Branches include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches as well as the LLC branches are represented in our branches segment. Following is a summary of the operating results of the Company’s primary operating units for the three months ended March 31, 2003 and 2002 (in thousands).

Three Months Ended March 31, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total
Interest income	$19,110	$20,206	$—	$39,316
Interest expense	(4,480)	(7,952)	—	(12,432)

Net interest income before provision for credit losses	14,630	12,254	—	26,884
Provision for losses	92	—	—	92
Gains (losses) on sales of mortgage loans	(215)	29,658	—	29,443
Fee income	—	4,677	8,480	13,157
Losses on derivative instruments	(716)	(6,630)	—	(7,346)
Other income	3,415	(2,668)	17	764
General and administrative expenses	(2,331)	(26,055)	(8,145)	(36,531)

Income before income tax	14,875	11,236	352	26,463
Income tax expense	—	(3,811)	(330)	(4,141)

Net income	$14,875	$7,425	$22	$22,322

Three Months Ended March 31, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total
Interest income	$11,876	$6,972	$—	$18,848
Interest expense	(3,684)	(5,475)	—	(9,159)

Net interest income before provision for credit losses	8,192	1,497	—	9,689
Provision for losses	(133)	—	—	(133)
Gains (losses) on sales of mortgage loans	(73)	4,703	—	4,630
Fee income	—	2,319	4,622	6,941
Gains (losses) on derivative instruments	—	4,692	—	4,692
Other income	(142)	174	5	37
General and administrative expenses	(939)	(10,332)	(4,364)	(15,635)

Income before income tax	6,905	3,053	263	10,221
Income tax expense	—	(844)	(456)	(1,300)

Net income	$6,905	$2,209	$(193)	$8,921

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the three months ended March 31, 2003 and 2002 (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Amounts paid to mortgage lending and loan servicing from mortgage portfolio:
Loan servicing fees	$193	$340
Administrative fees	—	211
Amounts received from mortgage lending and loan servicing to mortgage portfolio:
Intercompany interest income	(3,428)	(1,295)
Guaranty, commitment, loan sale, and securitization fees	(2,934)	(1,287)
Amounts received from mortgage lending and loan servicing to branches:
Lender premium	(1,528)	(293)
Subsidized fees	(499)	(171)

Note 6.    Guarantees

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold loans with recourse for borrower defaults totaling $112.1 million and $47.0 million for the three months ended March 31, 2003 and 2002, respectively. The Company’s recorded obligation related to these guarantees totaled $101,000 and $29,000 as of March 31, 2003 and December 31, 2002, respectively.

In the ordinary course of business, the Company sells loans with and without recourse for borrower defaults that may have to be subsequently repurchased due to defects in the loan origination process. The Company typically guarantees to cover investor losses should origination defects occur. The defects are categorized as documentation and underwriting errors, judgments, early payment defaults and fraud. If a defect is identified, the Company is required to repurchase the loan. As of March 31, 2003, the Company had loans sold without recourse with an outstanding principal balance of $3.5 billion.

In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 7.    Earnings Per Share

The computations of basic and diluted EPS computations for the three months ended March 31, 2003 and 2002 are as follows (in thousands except per share amounts):

	For the Three Months Ended March 31,
	2003	2002
Numerator	$22,322	$8,921

Denominator:
Weighted average common shares outstanding—basic	10,501	10,281

Weighted average common shares outstanding—dilutive
Stock options	263	217
Warrants	—	667

Weighted average common shares outstanding—dilutive	10,764	11,165

Basic earnings per share	$2.13	$0.87

Diluted earnings per share	$2.07	$0.80

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

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During the three months ended March 31, 2003, we originated $1.1 billion in mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. Most of the loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains on sales of mortgage loans totaling $29.4 million and $4.6 million during the three months ended March 31, 2003 and 2002, respectively. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty and subordinated securities, along with the right to service the loans.

Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $3.7 million and $2.0 million in loan servicing fee income from the securitization trusts during the three months ended March 31, 2003 and 2002, respectively.

A significant risk to our mortgage lending operations is liquidity risk—the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed lending facilities with large banking and investment institutions to reduce this risk.

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

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $39.3 million and $18.8 million for the three months ended March 31, 2003 and 2002, respectively. Net interest income from the portfolio was $27.0 million and $9.6 million in the three months ended March 31, 2003 and 2002, respectively. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Many of the loans in our portfolio have fixed rates of interest for a period of time ranging from 2 to 30 years. Our funding costs are generally not constant or fixed. We use derivative instruments to mitigate the risk of our cost of funding increasing or decreasing at a faster rate than the interest on the loans (both those on the balance sheet and those that serve as collateral for mortgage securities).

In certain circumstances, because we enter into interest rate agreements which do not meet the hedging criteria set forth in generally accepted accounting principles, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates drop significantly, the value of our agreements will decrease. As a result, we recognized losses on these derivatives of $7.3 million for the three months ended March 31, 2003. However, the declining short-term funding rates cause the yields on our securities as well as the gains we recognize on sales and securitizations of loans to increase. For the three months ended March 31, 2002, we recognized gains on these derivatives of $4.7 million due to an increase in interest rates from December 31, 2001 to March 31, 2002.

Branches

•	Branches include retail mortgage brokers that broker loans for more than 200 investors, including NovaStar Mortgage, Inc.

•	Branches operate under established policies.

•	The net operating income for the branch is returned as compensation to the branch “owner/manager.”

•	NovaStar Home Mortgage, Inc. receives fees for loans brokered by the branches.

The retail brokers provide an additional source for mortgage loan origination s which, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the three months ended March 31, 2003, our branches brokered $1.2 billion in loans, of which $311.9 million were funded by us.

Following is a diagram of the mortgage loan industry in which we operate and our loan production during the three months ended March 31, 2003 (in thousands).

(A)	The portion of loans that we have not securitized as of March 31, 2003 is included in our mortgage loans held-for-sale.

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our consolidated financial statements included in our 2002 Annual Report on Form 10-K. Our critical accounting estimates impact only two of our three reportable segments; our mortgage portfolio management and mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

Mortgage Loans and Allowance for Credit Losses. Mortgage loans held-in-portfolio are recorded at their cost, adjusted for the amortization of deferred costs and for credit losses inherent in the portfolio. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. An allowance for credit losses is maintained for mortgage loans held-in-portfolio. Mortgage loans held-for-sale are recorded at the lower of cost or market. Mortgage loan origination fees and direct mortgage loan origination costs on mortgage loans held-for-sale are deferred until the related loans are sold.

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

The allowance for credit losses was $2.8 million as of March 31, 2003 compared to $3.0 million at December 31, 2002. The allowance for credit losses as a percent of mortgage loans held-in-portfolio was 2.1% as of March 31, 2003 compared to 2.0% as of December 31, 2002. No loans have been added to our portfolio since our last asset-backed bond transaction treated as a financing transaction in 1998. If we were to assume the estimate of credit losses as a percent of outstanding principal increased or decreased by 10%, the allowance for credit losses and related provision as of and for the three months ended March 31, 2003, respectively, would increase or decrease by $1.1 million. We have purchased mortgage insurance covering 80.9% of the mortgage loans held-in-portfolio principal balance as of March 31, 2003 compared to 81.1% as of December 31, 2002. The make-up of our mortgage loan portfolio is discussed under the heading “Mortgage Loans”. The allowance for credit losses is also discussed below under “Mortgage Loans”. We discuss purchased mortgage insurance under the heading “Premiums for Mortgage Loan Insurance”.

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate in pools to serve as collateral for asset-backed bonds that are issued to the public. In a mortgage security securitization (also known as a “Resecuritization”), we combine mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds that are issued to the public. The loans or mortgage securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned.

In order for us to determine proper accounting treatment for each securitization or resecuritization, we evaluate whether or not we have retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS No. 140. All terms of these transactions are evaluated against the conditions set forth in these statements. Some of the conditions that must be considered include:

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a loan securitization, we do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities above). In a resecuritization, we retain an interest in a subordinated security that represents the right to receive the cash flows on the underlying mortgage security collateral after the senior bonds have been satisfied. As previously discussed, the gain recognized upon securitization (or resecuritization) depends on, among other things, the estimated fair value of the components of the securitization (or resecuritization) – the loans or mortgage securities transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization (or resecuritization) components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment. The valuation of mortgage securities is based on the present value of future expected cash flows to be received (See Mortgage Securities discussion above). The rate used to discount the cash flow projections is critical in the evaluation of our mortgage securities. Management uses internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows.

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

The discount rates used in the initial valuation of mortgage securities for the three months ended March 31, 2003 and 2002 were 30%. If the discount rate used in the initial valuation of our mortgage securities in 2003 had been increased by 500 basis points, the initial value of our mortgage securities would have decreased by $6.1 million and the gain recognized on the transfer of mortgage loans in securitizations would have decreased by $5.0 million. If we would have decreased the discount rate used in the initial valuation of our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $7.1 million and the gain recognized on the transfer of mortgage loans in securitizations would have increased by $5.9 million.

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

Our average security yield has increased to 44.0% for the three months ended March 31, 2003 from 36.5% for the same period of 2002. This resulted in a corresponding increase in our mortgage securities income recognized during 2003. If the rates used to accrue income on our mortgage securities during 2003 had been increased or decreased by 10%, net income during the first three months of 2003 would have increased by $3.7 million and decreased by $2.4 million, respectively.

As of March 31, 2003 and December 31, 2002, the weighted average discount rate used in valuing our mortgage securities was 25%. The weighted-average constant prepayment rate used in valuing our mortgage securities as of March 31, 2003 was 34 versus 40 as of December 31, 2002. If the discount rate used in valuing our mortgage securities as of March 31, 2003 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $18.2 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $15.9 million.

Financial Condition as of March 31, 2003 and December 31, 2002

Mortgage Loans. Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” A portion of our loans serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of March 31, 2003 was $136.6 million compared to $149.9 million as of December 31, 2002.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans – held-for-sale and short-term borrowings between March 31, 2003 and December 31, 2002 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions. Details regarding loan originations during 2003 as well as mortgage loans sold can be found in the “Mortgage Loan Production” and “Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments” sections of this document, respectively.

Premiums are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. Table 6 provides information to analyze the impact of principal payments on amortization. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold. To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate mortgage loans with prepayment penalties.

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

Prepayment rates in Table 6 represent the annualized principal prepayment rate in the most recent three and twelve month periods and over the life of the pool of loans. This information has not been presented for held-for-sale loans as we do not expect to own the loans for a period long enough to experience material repayments.

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

Table 1—Mortgage Loans by Credit Grade

(dollars in thousands)

				March 31, 2003			December 31, 2002
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value
Held-in-portfolio:
AA	0 x 30	95		$21,341	9.3%	82.1%	$22,770	9.3%	82.2%
A	1 x 30	90		52,659	9.7	79.8	59,773	9.7	79.8
A-	2 x 30	90		33,118	10.2	81.8	34,933	10.2	81.6
B	3 x 30, 1 x 60, 5 x 30, 2 x 60	85		18,280	10.6	77.7	20,163	10.6	77.7
C	1 x 90	75		9,227	11.2	72.5	10,216	11.2	71.9
D	6 x 30, 3 x 60, 2 x 90	65		2,075	11.1	65.1	2,063	11.2	65.1

				$136,700	10.0%	79.6%	$149,918	10.0%	79.5%

Held-for-sale:
Alt A	0 x 30	95		$191,659	7.0%	78.6%	$224,594	7.2%	76.3%
AAA	0 x 30	97	(B)	567	9.2	81.5	3,476	12.0	37.2
AA	0 x 30	95		2,036	10.0	77.6	30,769	9.5	84.6
A+	0 x 30	95		262,117	7.5	78.6	350,558	7.8	77.8
A	1 x 30	90		74,551	7.9	77.7	127,514	8.5	81.3
A-	2 x 30	90		44,074	7.9	76.1	79,168	8.4	80.0
B	3 x 30, 1 x 60, 5 x 30, 2 x 60	85		38,834	8.4	74.6	80,052	8.7	76.5
C	1 x 90	75		2,359	9.5	61.3	7,424	9.8	71.2
Other	Varies	97		63,968	7.9	83.8	68,805	8.3	85.9

				$680,165	7.5%	78.5%	$972,360	8.0%	78.6%

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)	97% on fixed-rate only; all other maximum of 95%.

Table 2—Mortgage Loans by Geographic Concentration

Percent Current Principal

	March 31, 2003		December 31, 2002
	Held-in-portfolio	Held-for-sale	Held-in-portfolio	Held-for-sale
Collateral Location
Florida	15%	15%	15%	14%
California	12	27	12	28
Texas	5	4	5	3
Indiana	5	1	5	2
Washington	5	3	5	2
All other states	58	50	58	51

Total	100%	100%	100%	100%

Table 3—Carrying Value of Mortgage Loans

(in thousands)

	March 31, 2003	December 31, 2002
Held-in-portfolio:
Outstanding principal	$136,700	$149,918
Deferred broker premium and costs	2,720	2,994
Allowance for credit losses	(2,827)	(3,036)

Carrying value	$136,593	$149,876

Carrying value as a percent of principal	99.92%	99.97%

Held-for-sale:
Outstanding principal	$680,165	$972,360
Deferred broker premium and costs	9,113	11,273

Carrying value	$689,278	$983,633

Carrying value as a percent of principal	101.34%	101.16%

Table 4—Mortgage Credit Analysis – Held-in-Portfolio Loans

(dollars in thousands)

				Defaults as Percent of Current Principal
	Original Balance	Current Principal	Weighted Average delinquency	60-89 days	90 days and greater	Foreclosure and REO	Total
March 31, 2003	$1,115,760	$136,700	15.4%	0.9	1.5	10.1	12.5

December 31, 2002	$1,115,760	$149,918	14.9%	1.9	2.0	7.9	11.8

Table 5—Loss Analysis – Held-in-Portfolio Loans

(dollars in thousands)

		Loans Repurchased From Trusts
	Cumulative Losses as Reported, as a Percent of Original Principal	Cumulative Loss Amount	Loss as a % of Original Principal	Total Losses
March 31, 2003	2.75%	$20,912	1.87%	4.62%

December 31, 2002	2.70%	$20,194	1.81%	4.51%

Table 6—Mortgage Loan Coupon and Prepayment Analysis

(dollars in thousands)

							Constant Prepayment Rate (Annual Percent)
	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Three- Month	Twelve- Month	Life
March 31, 2003:
Held-in-portfolio (A)	$1,115,760	$136,700	$2,720	10%	10.0%	0.02	29	33	33

Held-for-sale		$680,165	$9,113	80%	7.5%	2.34	Not meaningful

December 31, 2002:
Held-in-portfolio (A)	$1,115,760	$149,918	$2,994	18%	10.0%	0.06	32	34	33

Held-for-sale		$972,360	$11,273	81%	8.0%	2.25	Not meaningful

(A)	Serving as collateral for NovaStar Home Equity Series asset backed bonds.

Mortgage Securities—Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retained excess interest securities, prepayment penalty securities and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see Mortgage Servicing Rights under the header “Financial Condition as of March 31, 2003 and December 31, 2002”). As of March 31, 2003 and December 31, 2002, the fair value of mortgage securities was $242.1 million and $178.9 million, respectively. During the first three months of 2003, we executed a securitization totaling $1.1 billion in mortgage loans and retained mortgage securities with a value of $68.7 million.

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

In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. Table 7 summarizes our mortgage securities, the underlying collateral and the senior asset-backed bonds. This table provides the current gross coupon on the mortgage loan collateral and the weighted average bond interest. The cash flow we receive on our mortgage securities will be the net of the gross coupon and the bond cost less administrative costs (servicing and trustee fees) and the cost of mortgage insurance. Additionally, the trust is a party to interest rate agreements. Our cash flow will include (exclude) payments from (to) the interest rate agreement counterparty. Table 8 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

During the past two years, interest expense on asset-backed bonds has been unexpectedly low. As a result, the spread between the coupon interest and the bond cost has been unusually high. As a result, our cost basis in many of our mortgage securities has been significantly reduced. For example, our cost basis in NMFT Series 2001-1 has been reduced to $1,000 as of March 31, 2003 (see Table 8). When our cost basis in the retained securities (interest only, prepayment penalty and subordinated securities) reaches zero, the remaining future cash flows received on the securities will be recognized entirely as income.

The performance of the loans serving as collateral for our mortgage securities is critical to the return our mortgage securities will generate and their valuation. Credit quality and prepayment experience characteristics of the loan collateral, among others, are important to properly analyze the performance of our mortgage securities. We have presented characteristics of the loans collateralizing our mortgage securities in Tables 9 through 13.

The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.”

Table 7—Mortgage Securities

(dollars in thousands)

		Asset-Backed Bonds		Mortgage Loans
					Weighted Average
	Estimated Fair Value of Mortgage Securities	Remaining Principal	Interest Rate	Remaining Principal	Coupon	Estimated Months to Call
March 31, 2003:
NMFT 1999-1
Subordinated securities (non-investment grade)	$5,209	$32,765	4.61%	$39,731	9.8%	17

NMFT 2000-1
Interest only (AAA-rated)	3,500
Prepayment penalty (AAA-rated)	513
Subordinated securities (non-investment grade)	1,492

	5,505	67,544	1.81	70,568	10.2	16
NMFT 2000-2
Interest only (AAA-rated)	5,939
Prepayment penalty (AAA-rated)	789
Subordinated securities (non-investment grade)	2,446

	9,174	108,798	1.76	113,975	10.5	17
NMFT 2001-1
Interest only (AAA-rated)	11,431
Prepayment penalty (AAA-rated)	1,454
Subordinated securities (non-investment grade)	1,918

	14,803	211,215	1.70	217,146	10.3	23
NMFT 2001-2
Interest only (AAA-rated)	30,364
Prepayment penalty (AAA-rated)	5,230
Subordinated securities (non-investment grade)	3,440

	39,034	519,519	1.65	531,913	9.7	32
NMFT 2002-1
Interest only (AAA-rated)	19,558
Prepayment penalty (AAA-rated)	3,832
Subordinated securities (non-investment grade)	4,613

	28,003	392,849	1.67	405,687	8.8	53
NMFT 2002-2
Interest only (AAA-rated)	15,188
Prepayment penalty (AAA-rated)	2,257
Subordinated securities (non-investment grade)	2,923

	20,368	270,994	1.65	279,641	8.8	67
NMFT 2002-3
Interest only (AAA-rated)	37,547
Prepayment penalty (AAA-rated)	4,051
Subordinated securities (non-investment grade)	3,734

	45,332	703,942	1.68	717,548	8.0	86
NMFT 2003-1 (A)
Interest only (AAA-rated)	64,170
Prepayment penalty (AAA-rated)	5,248
Subordinated securities (non-investment grade)	5,231

	74,649	1,245,208	1.85	1,074,390	7.6	96
Total	$242,077	$3,552,834		$3,450,599

(A)	See Note 3 for discussion related to the loans collateralized.

		Asset-Backed Bonds		Mortgage Loans
					Weighted Average
	Estimated Fair Value of Mortgage Securities	Remaining Principal	Interest Rate	Remaining Principal	Coupon	Estimated Months to Call
December 31, 2002:
NMFT 1999-1
Subordinated securities (non-investment grade)	$4,250	$35,955	4.66%	$42,724	9.9%	—

NMFT 2000-1
Interest only (AAA-rated)	4,073
Prepayment penalty (AAA-rated)	643
Subordinated securities (non-investment grade)	1,340

	6,056	78,408	1.90	81,474	10.2	18
NMFT 2000-2
Interest only (AAA-rated)	6,686
Prepayment penalty (AAA-rated)	999
Subordinated securities (non-investment grade)	2,421

	10,106	129,889	1.84	135,173	10.5	17
NMFT 2001-1
Interest only (AAA-rated)	12,029
Prepayment penalty (AAA-rated)	2,117
Subordinated securities (non-investment grade)	2,210

	16,356	249,002	1.80	255,049	10.3	19
NMFT 2001-2
Interest only (AAA-rated)	31,101
Prepayment penalty (AAA-rated)	6,062
Subordinated securities (non-investment grade)	3,973

	41,136	581,561	1.75	593,630	9.6	27
NMFT 2002-1
Interest only (AAA-rated)	21,231
Prepayment penalty (AAA-rated)	3,544
Subordinated securities (non-investment grade)	4,756

	29,531	430,599	1.78	443,853	8.8	53
NMFT 2002-2
Interest only (AAA-rated)	17,591
Prepayment penalty (AAA-rated)	2,226
Subordinated securities (non-investment grade)	3,082

	22,899	287,307	1.76	295,964	8.8	73
NMFT 2002-3
Interest only (AAA-rated)	40,676
Prepayment penalty (AAA-rated)	3,919
Subordinated securities (non-investment grade)	3,950

	48,545	724,929	1.77	738,626	8.0	91
Total	$178,879	$2,517,650		$2,586,493

Table 8—Characteristics of Loan Collateral, Valuation of Individual Mortgage Securities

and Assumptions (dollars in thousands)

	March 31, 2003:
	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1	2002-2	2002-3	2003-1	Total
NovaStar Mortgage Funding Trust Series:
Discount rate (%)	25	25	25	25	25	25	25	25	25
Constant prepayment rate (%)	44	54	54	56	49	37	32	25	22
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	10.9	5.4	3.0	4.8	3.4	1.9	1.3	0.4	0.2
Loans in foreclosure	5.4	4.4	4.5	3.8	3.2	2.0	1.3	0.6	0.2
Real estate owned	3.8	5.2	2.8	3.4	1.7	0.6	0.6	0.1	—
Total losses	3.0	0.4	0.3	0.2	0.1	—	—	—	—
Cost basis of individual mortgage securities:
Interest only (AAA-rated)	$—	$626	$311	$1	$8,019	$11,907	$11,716	$28,300	$59,278	$120,158
Prepayment penalty (AAA-rated)	—	185	88	—	1,381	2,333	1,741	3,053	3,934	12,715
Subordinated securities (non-investment grade)	5,864	306	811	—	909	2,809	2,255	2,814	3,922	19,690
Unrealized gain (loss)	(655)	4,388	7,964	14,802	28,725	10,954	4,656	11,165	7,515	89,514

Fair value (carrying value)	$5,209	$5,505	$9,174	$14,803	$39,034	$28,003	$20,368	$45,332	$74,649	$242,077

	December 31, 2002:
	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1	2002-2	2002-3	Total
NovaStar Mortgage Funding Trust Series:
Discount rate (%)	25	25	25	25	25	25	25	25
Constant prepayment rate (%)	38	53	57	59	53	38	29	24
As a percent of mortgage loan principal (%):
Delinquent loans (30 days and greater)	10.2	5.3	3.5	4.4	4.2	2.0	1.0	0.2
Loans in foreclosure	5.5	5.0	2.9	2.7	1.8	1.1	1.0	0.2
Real estate owned	5.5	4.5	2.4	2.4	1.5	0.2	0.1	—
Total losses	3.3	0.4	0.3	0.1	0.1	—	—	—
Cost basis of individual mortgage securities:
Interest only (AAA-rated)	$—	$984	$1,355	$1,766	$10,295	$14,925	$13,941	$31,729	$74,995
Prepayment penalty (AAA-rated)	—	273	379	311	2,007	2,491	1,764	3,057	10,282
Subordinated securities (non-investment grade)	5,791	299	792	324	1,315	3,343	2,443	3,081	17,388
Unrealized gain (loss)	(1,541)	4,500	7,580	13,955	27,519	8,772	4,751	10,678	76,214

Fair value (carrying value)	$4,250	$6,056	$10,106	$16,356	$41,136	$29,531	$22,899	$48,545	$178,879

Table 9—Loans Collateralizing Mortgage Securities by Credit Grade

(dollars in thousands)

				March 31, 2003			December 31, 2002
Credit Grade	Allowed Mortgage Lates (A)	Maximum Loan- to-value		Current Principal	Weighted Average Coupon	Weighted Average Loan-to-Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to-Value
Alt A	0 x 30	97	(B)	$535,251	7.4%	79.5%	$246,980	7.9%	83.2%
AAA	0 x 30	97	(B)	354,031	8.6	80.1	391,219	8.7	80.6
AA	0 x 30	95		509,265	9.3	82.5	547,795	9.3	82.4
A+	0 x 30	95		635,054	7.7	78.4	231,568	7.7	80.8
A	1 x 30	90		485,963	9.0	79.3	401,496	9.4	79.6
A-	2 x 30	90		250,664	9.1	78.6	205,000	9.5	78.6
B	3 x 30, 1 x 60, 5 x 30, 2 x 60	85		213,106	9.3	75.2	163,387	9.6	75.3
C	1 x 90	75		22,866	10.5	66.4	19,388	10.7	66.0
D	6 x 30, 3 x 60, 2 x 90	65		445	11.7	64.3	620	11.8	64.0
Other	Varies	97		443,954	9.4	88.3	379,040	9.8	89.3

				$3,450,599	8.6%	80.5%	$2,586,493	9.1%	81.8%

(A)	Represents the number of times a prospective borrower is allowed to be late more than 30, 60 or 90 days. For instance, a 3x30, 1x60 category would afford the prospective borrower to be more than 30 days late on three separate occasions and 60 days late no more than one time.
(B)	97% on fixed-rate purchases; all other maximum of 95%.

Table 10—Loans Collateralizing Mortgage Securities by Geographic Concentration

Percent of Current Principal

	March 31, 2003	December 31, 2002
Collateral Location
California	22%	19%
Florida	14	14
Michigan	5	6
Ohio	5	5
All other states	54	56

Total	100%	100%

Table 11—Loans Collateralizing Mortgage Securities

Carrying Value of Loans by Product/Type (in thousands)

	March 31, 2003	December 31, 2002
Product/Type
Two and three-year fixed	$2,360,042	$1,866,435
Six-month LIBOR and one-year CMT	6,062	1,167
30/15-year fixed and balloon	1,084,495	718,891

Outstanding principal	$3,450,599	$2,586,493

Fair value of retained mortgage securities	$242,077	$178,879

Table 12—Loans Collateralizing Mortgage Securities

Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

							Constant Prepayment Rate (Annual Percent)
NovaStar Mortgage Funding Trust Series:	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Three- Month	Twelve- Month	Life
March 31, 2003:
1999-1	January 29, 1999	$164,995	$39,731	39%	9.8%	0.20	17	29	28
2000-1	March 31, 2000	230,138	70,568	53	10.2	0.85	39	46	31
2000-2	September 28, 2000	339,688	113,975	57	10.5	0.87	53	51	34
2001-1	March 31, 2001	415,067	217,146	45	10.3	0.88	42	35	25
2001-2	September 25, 2001	800,033	531,913	90	9.7	1.17	34	28	21
2002-1	March 28, 2002	499,998	405,687	89	8.8	1.67	27	16	16
2002-2	June 28, 2002	310,000	279,641	88	8.8	1.77	16	—	10
2002-3	September 27, 2002	750,003	717,548	83	8.0	1.86	9	—	6
2003-1	February 27, 2003	1,084,906	1,074,390	81	7.6	2.16	—	—	—

Total		$4,594,828	$3,450,599	80%	8.6%	1.68

December 31, 2002:
1999-1	January 29, 1999	$164,995	$42,724	39%	9.9%	0.30	24	31	28
2000-1	March 31, 2000	230,138	81,474	65	10.2	0.98	40	45	30
2000-2	September 28, 2000	339,688	135,173	55	10.5	0.95	58	48	32
2001-1	March 31, 2001	415,067	255,049	75	10.3	1.02	36	31	23
2001-2	September 25, 2001	800,033	593,630	90	9.6	1.39	36	24	20
2002-1	March 28, 2002	499,998	443,853	88	8.8	1.88	19	—	13
2002-2	June 28, 2002	310,000	295,964	87	8.8	1.97	11	—	7
2002-3	September 27, 2002	750,003	738,626	82	8.0	2.05	—	—	—

Total		$3,509,922	$2,586,493	82%	9.1%	1.64

Table 13—Loans Collateralizing Mortgage Securities

Mortgage Credit Analysis (dollars in thousands)

				Defaults as Percent of Current Principal
	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	60-89 days	90 days and greater	Foreclosure and REO	Total
March 31, 2003:
NMFT 1999-1	$164,995	$39,731	81.5%	1.3	3.2	8.2	12.7
NMFT 2000-1	230,138	70,568	81.5	1.0	0.8	8.0	9.8
NMFT 2000-2	339,688	113,975	83.8	2.1	1.1	10.3	13.5
NMFT 2001-1	415,067	217,146	83.9	1.1	1.1	7.9	10.1
NMFT 2001-2	800,033	531,913	82.8	0.6	0.5	4.4	5.5
NMFT 2002-1	499,998	405,687	81.4	0.4	0.3	2.4	3.1
NMFT 2002-2	310,000	279,641	81.1	0.2	0.3	1.9	2.4
NMFT 2002-3	750,003	717,548	80.6	0.2	0.1	0.7	1.0
NMFT 2003-1	1,084,906	1,074,390	77.8	0.1	—	0.1	0.2

Total	$4,594,828	$3,450,599	80.5%

December 31, 2002:
NMFT 1999-1	$164,995	$42,724	81.4%	2.0	1.6	10.8	14.4
NMFT 2000-1	230,138	81,474	81.3	1.9	0.7	8.8	11.4
NMFT 2000-2	339,688	135,173	83.7	1.5	1.0	8.7	11.2
NMFT 2001-1	415,067	255,049	83.8	1.4	1.1	6.9	9.4
NMFT 2001-2	800,033	593,630	82.8	1.0	0.5	3.6	5.1
NMFT 2002-1	499,998	443,853	81.3	0.5	0.2	1.5	2.2
NMFT 2002-2	310,000	295,964	81.0	0.5	0.1	1.0	1.6
NMFT 2002-3	750,003	738,626	80.6	0.1	0.1	0.1	0.3

Total	$3,509,922	$2,586,493	81.8%

Corporate Advances to Borrowers. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc. and aggregated $12.7 million as of March 31, 2003 compared with $11.9 million as of December 31, 2002. These balances will generally increase as our assets and loan servicing balances increase.

Mortgage Servicing Rights. As discussed under Mortgage Securities – Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of March 31, 2003, we have $10.5 million in capitalized mortgage servicing rights compared with $7.9 million as of December 31, 2002. The value of the mortgage servicing rights we retained in our securitization during the first three months of 2003 was $4.3 million. Amortization of mortgage servicing rights was $1.7 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

Assets Acquired through Foreclosure. As of March 31, 2003, we had 76 properties in real estate owned with a carrying value of $6.0 million compared to 69 properties with a carrying value of $5.9 million as of December 31, 2002. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income and are detailed under the heading “Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments”.

Other Assets. Included in other assets is collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. Deposits with our derivative counterparties were $20.2 million as of March 31, 2003 compared with $30.3 million as of December 31, 2002. The value of the interest rate swaps offset the deposits by $12.0 million and $18.2 million as of March 31, 2003 and December 31, 2002, respectively. These balances will generally decrease as interest rates rise and increase when interest rates fall. Also included in other assets at March 31, 2003 and December 31, 2002 are fixed assets, net of accumulated depreciation of $8.7 million and $5.4 million, respectively. Fixed assets have increased primarily due to purchases of furniture, fixtures and office equipment related to the growth in the number of our employees.

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

Details for all asset-backed bonds, and the related collateral that we have issued are presented below.

Table 14—Asset-backed Bonds

(in thousands)

	Asset-backed Bonds			Mortgage Loans
	Remaining Principal	Interest Rate		Remaining Principal (A)		Weighted Average Coupon		Estimated Weighted Average Months to Call
As of March 31, 2003:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$14,900	1.81%		$16,514		10.2%		—
Issue 1997-2	19,030	1.81		20,960		10.5		—
Issue 1998-1	35,889	1.71		41,017		10.0		—
Issue 1998-2	60,390	1.72		63,748		9.9		—
Collateralizing Mortgage Securities:
Issue 2002-C1	42,162	7.15	(B)	(B	)	(B	)	(B	)
Unamortized debt issuance costs, net	(830)

	$171,541

As of December 31, 2002:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$17,147	1.88%		$19,076		10.3%		—
Issue 1997-2	20,714	1.88		22,812		10.5		—
Issue 1998-1	39,692	1.82		44,363		10.0		—
Issue 1998-2	65,906	1.63		69,432		9.8		—
Collateralizing Mortgage Securities:
Issue 2002-C1	57,219	7.15	(B)	(B	)	(B	)	(B	)
Unamortized debt issuance costs, net	(986)

	$199,692

(A)	Includes assets acquired through foreclosure.
(B)	Collateral for the 2002-C1 asset backed bond is the AAA-IO and prepayment penalty mortgage securities of NMFT 2001-1 and NMFT 2001-2 (see tables 7, 8, 12 and 13).

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of three committed warehouse lines of credit. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flow from operating, investing and other financing activities and equity transactions. Amounts outstanding and available for borrowing as of March 31, 2003 are listed in Table 15.

Table 15—Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$67,695
Lines of credit and mortgage and securities repurchase facilities	$1,625,000	$791,348	$787,457	$3,891

Total	$1,625,000	$791,348	$787,457	$71,586

Stockholders’ Equity. The increase in our stockholders’ equity as of March 31, 2003 compared to December 31, 2002 is a result of the following:

•	$22.3 million increase due to net income recognized for the three months ended March 31, 2003.

•	$13.2 million increase due to increase in unrealized gains on mortgage securities classified as available-for-sale.

•	$1.0 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

•	$2.7 million increase due to net settlements on cash flow hedges reclassified to earnings.

•	$0.2 million increase due to exercise of stock options.

•	$27.1 million decrease due to dividends on common stock.

•	$1.0 million increase due to compensation recognized under stock option plan.

Mortgage Loan Production

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and have generated gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize.

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 3,700 brokers are active customers and approximately 11,900 are approved. Loans are underwritten and funded in centralized facilities. We increased our sales force from 249 on January 1, 2003 to 259 on March 31, 2003. Our sales force operates in 42 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

The following tables summarize our loan production. The gains we have recognized are discussed under “Results of Operations”. Additionally, we discuss our cost of production under “General and Administrative Expenses” under “Results of Operations”.

Table 16—Non-conforming Loan Originations

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2003:
First quarter	6,426	$912,599	$142,017	101.3%	78%	5.73	7.5%	80%

2002:
Fourth quarter	6,597	$950,018	$144,008	101.3%	78%	5.68	7.6%	78%
Third quarter	4,271	570,138	133,490	101.2	80	5.50	8.4	81
Second quarter	3,983	500,617	125,688	101.0	80	5.56	9.1	81
First quarter	3,602	471,994	131,037	101.0	80	5.45	9.0	84

Total	18,453	$2,492,767	$135,087	101.1%	79%	5.57	8.3%	80%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 17—Quarterly Mortgage Loan Originations by State (based on original principal)

	2003	2002
	First	Fourth	Third	Second	First
Collateral Location
California	29%	29%	22%	22%	22%
Florida	15	14	14	12	12
Ohio	4	4	4	5	4
Michigan	3	4	4	5	5
Colorado	3	4	4	4	5
All other states	46	45	52	52	52

Results of Operations for the Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

During the three months ended March 31, 2003, we earned net income of $22.3 million, $2.07 per diluted share, compared with net income of $8.9 million, $0.80 per diluted share for the same period of 2002.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on the sales and securitizations of mortgage loans. Earnings increased during 2003 as compared to 2002 due primarily to higher volume of average mortgage securities held and increased accrual rates on our mortgage securities portfolio due to better cash flow performance as a result of the widening spread between the coupon rates on the mortgage loan collateral and the floating rate bond liability rates. The effect of the higher volume and increasing yield on our mortgage securities is displayed in Table 18.

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

Our securities primarily represent our ownership in the net cash flows of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased dramatically over the past two years, the net cash flows we have received has increased correspondingly. Therefore, our yield (rate of accrual) on these securities has increased. We experienced average income on our securities of 44.0% and 36.5% for the three months ended March 31, 2003 and 2002, respectively, to reflect the increase in cash flow. If rates continue to remain low, we anticipate the cash flow to continue to be high on our securities and further increases in income may be generated. However, future interest income will be largely dependent on economic conditions.

Additionally, as discussed under Financial Condition – Mortgage Securities – Available-for-Sale, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change. We also expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

Table 18 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the three months ended March 31, 2003 and 2002.

Table 18—Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
Average fair market value of mortgage securities	$166,349	$76,921
Average borrowings	165,748	62,000

Interest income	18,318	7,018
Interest expense	1,743	377

Net interest income	$16,575	$6,641

Yields:
Interest income	44.0%	36.5%
Interest expense	4.2	2.4

Net interest spread	39.8%	34.1%

Net Yield	39.9%	34.5%

All of NovaStar’s portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 19 attempts to look through the balance sheet presentation of the Company’s portfolio income and present income as a percentage of average assets under management. This metric allows the Company to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

The net income for mortgage loans held-in-portfolio and mortgage securities reflect the income after interest expense, hedging, servicing and credit expense (mortgage insurance and provision to loss reserve). Table 19 shows the net yield in both assets under management and the return on assets during the three months ended March 31, 2003 and 2002.

Table 19—Loans Under Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Loans Held-in-Portfolio	Mortgage Securities	Total
For the Three Months Ended March 31, 2003
Net interest income	$273	$16,575	$16,848
Average balance of the underlying loans	$136,912	$2,782,291	$2,919,203
Net interest yield on assets	0.80%	2.38%	2.31%

For the Three Months Ended March 31, 2002
Net interest income	$867	$6,641	$7,508
Average balance of the underlying loans	$198,078	$1,680,494	$1,878,572
Net interest yield on assets	1.75%	1.58%	1.60%

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. Due to the steady decline in short-term interest rates in 2002 and 2003 and the increase in the average notional amount of interest rate swaps outstanding, our expense related to interest rate agreements increased.

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

During the three months ended March 31, 2003 and 2002 we made provisions for losses (recoveries) of $(92,000) and $133,000 respectively and incurred net charge-offs of $117,000 and $347,000, respectively. A rollforward of the allowance for credit losses is presented in Table 20.

Table 20—Quarterly Activity—Allowance for Credit Losses

(in thousands)

	2003	2002
	March 31	December 31	September 30	June 30	March 31
Beginning balance	$3,036	$3,312	$4,014	$5,343	$5,557
Provision for credit losses	(92)	197	(383)	(379)	133
Amounts charged off, net of recoveries	(117)	(473)	(319)	(950)	(347)

Ending balance	$2,827	$3,036	$3,312	$4,014	$5,343

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

Fee income increased from $6.9 million for the three months ended March 31, 2002 to $13.2 million for the same period of 2003 due to the following reasons:

•	Loans originated increased from $511.5 million for the three months ended March 31, 2002 to $1.1 billion for the same period of 2003.

•	Our servicing portfolio increased from $2.3 billion to $4.2 billion for the three months ended March 31, 2002 and 2003, respectively.

•	The number of branches managed by us increased from 123 in the first quarter 2002 to 246 in the first quarter 2003.

Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments

We executed securitization transactions in which we transferred mortgage loan collateral to an independent trust. In those transactions, we retained the AAA-rated interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions are structured as sales for accounting and income tax reporting. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 22 provides a summary of mortgage loans sold outright and transferred in securitizations.

For mortgage loans transferred in securitizations, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash flow method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were a constant prepayment rate of 26, projected losses of 1.9% and a discount rate of 26.3%.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates decreased from December 31, 2002 to March 31, 2003, we recognized a loss of $7.3 million, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments.

Table 21 provides the components of our gains on sales of mortgage assets and gains (losses) on derivative instruments. Table 22 is a presentation of our quarterly mortgage loan sales to third parties and the gain on sales of mortgage loans transferred in securitizations.

Table 21—Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments

(dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
Gains on sales of mortgage loans transferred in securitizations	$24,956	$3,581
Gains on sales of mortgage loans to third parties—nonconforming	2,875	1,054
Gains on sales of mortgage loans to third parties—conforming	1,840	101
Losses on sales of real estate owned	(228)	(106)

Gains on sales of mortgage assets	29,443	4,630
Gains (losses) on derivatives	(7,346)	4,692

Net gains on sales of mortgage assets and derivative instruments	$22,097	$9,322

Table 22—Quarterly Mortgage Loan Sales (A)

(dollars in thousands)

	Outright Mortgage Loan Sales
	Principal Amount	Percent of Total Sales	Net Gain (Loss) Recognized	Weighted Average Price ToPar
2003:
First quarter	$112,068	9.4%	$2,875	104.3

2002:
Fourth quarter	$986	0.3%	$64	102.5
Third quarter	13,727	3.3	(151)	100.2
Second quarter	80,421	16.2	1,332	103.0
First quarter	47,025	10.6	1,054	103.5

Total	$142,159	8.4%	$2,299	102.9

	Mortgage Loans Transferred in Securitizations
					Assumptions Underlying Initial Value of Mortgage Securities
	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2003:
First quarter	$1,084,906	90.6%	$24,956	$69,740	23	30%	3.10%

2002:
Fourth quarter	$346,043	99.7%	$12,461	$18,415	22	30%	1.00%
Third quarter	403,960	96.7	16,893	21,498	22	30	1.00
Second quarter	414,874	83.8	14,959	29,048	25	30	1.61
First quarter	395,124	89.4	3,581	23,942	28	30	1.65

Total	$1,560,001	91.6%	$47,894	$92,903	24	30%	1.33%

(A)	Does not include conforming loan sales.

Prepayment Penalty Income

A large percentage of the loans we originate require the borrower to pay a cash penalty if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $214,000 and $118,000 during the three months ended March 31, 2003 and 2002.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance” and totaled $779,000 and $574,000 for the three months ended March 31, 2003 and 2002, respectively. We received mortgage insurance proceeds of $0.3 million and $0.8 million in the first quarter of 2003 and 2002, respectively.

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

The increase in general and administrative expenses from $15.6 million during the three months ended March 31, 2002 to $36.5 million for the same period in 2003 is attributable to our new conforming and retail lines of businesses, growth in our wholesale business and our expanding servicing operations. As a result of this growth, we employed 1,171 people as of March 31, 2003, compared with 536 as of March 31, 2002. Note 5 to the consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment.

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

Table 23—Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2003:
First quarter	1.85	0.82	2.67

2002:
Fourth quarter	1.74	0.92	2.66
Third quarter	2.03	0.86	2.89
Second quarter	2.13	0.58	2.71
First quarter	2.01	0.61	2.62

Mortgage Loan Servicing

Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Non-conforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our annualized costs of servicing per unit increased from $302.40 in the fourth quarter 2002 to $387.15 in the first quarter 2003. The increase is primarily due to an increase in our compensation and benefits expense, which is a result of employee growth in our servicing operations.

Table 24—Summary of Servicing Operations

(dollars in thousands except per loan cost)

	2003
	March 31
	Amount	%
Unpaid principal	$4,212,986

Number of loans	32,835

Servicing income, net of amortization of mortgage servicing rights	$2,536	0.24
Costs of servicing	3,178	0.30

Net servicing income	$(642)	(0.06)

Annualized costs of servicing per unit	$387.15

	2002
	December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$3,657,640		$2,911,263		$2,558,407		$2,307,620

Number of loans	28,849		23,757		21,379		19,593

Servicing income, net of amortization of mortgage servicing rights	$2,478	0.27	$2,261	0.31	$1,773	0.28	$1,675	0.29
Costs of servicing	2,181	0.24	2,194	0.30	1,791	0.28	1,538	0.27

Net servicing income	$297	0.03	$67	0.01	$(18)	0.00	$137	0.02

Annualized costs of servicing per unit	$302.40		$369.41		$335.10		$313.99

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

As of March 31, 2003 there were a total of 246 active branches, 9 of these were NHMI branches and 237 were NHMI LLC branches. As of March 31, 2002 there were a total of 142 active branches, 19 of these were NHMI branches and 123 were NHMI LLC branches.

The NHMI and LLC branch offices offer conforming and non-conforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage, Inc. (NMI). Of the $1.1 billion and $511.5 million loans we originated, 29% and 19% were brokered to NMI from the branches during the three months ended March 31, 2003 and 2002, respectively.

Table 25—Loan Originations—Branches

(dollars in thousands)

	For the Three Months Ended March 31,
	2003		2002
	Amount	%	Amount	%
Loans brokered to NMI—non-conforming	$204,403	17%	$58,729	13%
Loans brokered to NMI—conforming and government	107,451	9	36,458	8
Loans brokered to non-affiliates	896,361	74	350,182	79

Branch loan originations	$1,208,215	100%	$445,369	100%

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

Below is a summary of the taxable net income available to common shareholders for the three months ended March 31, 2003 and 2002.

Table 26—Taxable Net Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
Consolidated net income	$22,322	$8,921
Equity in net income of NFI Holding Corp.	(4,867)	13

REIT GAAP income	17,455	8,934
Adjustments to GAAP income	7,050	(4,311)

Taxable net income before preferred dividends	24,505	4,623

Taxable net income per common shareholder	$2.33	$0.45

Adjustments to GAAP income are the permanent and temporary differences between income and expense recognition for GAAP purposes and income and expense recognition for tax purposes. A primary component of these adjustments is the temporary difference in the rate of income recognition on our mortgage securities. Examples of other components include permanent and temporary differences caused by derivative market value adjustments and stock compensation expense.

NFI Holding Corporation, a wholly owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported net earnings before income taxes of $9.0 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. As shown in our statement of income, this resulted in income tax expense of $4.1 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively.

On January 29, 2003, we declared a special dividend related to 2002 taxable income of $0.33 per common share. On April 22, 2003, our Board of Directors declared a dividend of $2.25 per common share relative to our taxable income in the first quarter of 2003.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 15, we have $71.6 million in immediately available funds, including $67.7 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow the greater of the market value of the loans or 98% of the outstanding principal. Funding for the difference—generally 2% of the principal—must come from other cash inflows. We use operating cash inflow in the form of cash flow from mortgage securities, principal and interest on mortgage loans and fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $3.5 billion in loans, assuming no other demands on cash and assuming a 2% “haircut”.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans are dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of March 31, 2003 would need to decline by more than 10% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of March 31, 2003, we have approximately $20.2 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

Cash activity during the three months ended March 31, 2003 and 2002 is presented in the consolidated statement of cash flows.

As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $143 million in net proceeds through private and public equity offerings. Equity offerings provide another avenue as a future liquidity source.

Off Balance Sheet Arrangements

As discussed previously, we pool the loans we originate and securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. Our ability to use the securitization capital market is critical to the operations of our business. Tables 7 and 8 summarize our off balance sheet securitizations.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As commitments to originate, purchase and sell non-conforming loans are not readily convertible to cash and cannot readily be settled net, these commitments do not meet the definition of a derivative under generally accepted accounting principles. Accordingly, they are not recorded in the consolidated financial statements. As of March 31, 2003, we had outstanding commitments to originate and purchase loans of $133 million and $5 million, respectively. We had no commitment to sell loans at March 31, 2003.

On February 27, 2003, we executed a securitization transaction accounted for as a sale of loans. We delivered $1.1 billion in loans collateralizing NMFT Series 2003-1 (see Note 3). As of March 31, 2003, we had committed to deliver an additional $215.2 million in loans collateralizing NMFT Series 2003-1, which occurred on April 3, 2003.

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

Impact of Recently Issued Accounting Pronouncements

Note 1 of the consolidated financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2002 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

Our investment policy sets the following general goals:

(1) Maintain the net interest margin between assets and liabilities, and

(2) Diminish the effect of changes in interest rate levels on our market value

Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, we may sell loans we originate. To the extent loans are sold, financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as mortgage loans are acquired and retained rather than sold.

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

Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2003, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 27—Interest Rate Sensitivity—Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	Base	100	200
As of March 31, 2003:
Interest margin	N/A	$209,300	$184,029	$157,163	$128,660
Expense from interest rate agreements	N/A	(59,669)	(41,275)	(21,126)	1,253

Net interest income	N/A	$149,631	$142,754	$136,037	$129,913

Percent change in net interest income from base	N/A	4.8%	—	(4.7)%	(9.0)%

Percent change of capital (B)	N/A	3.5%	—	(3.5)%	(6.6)%

As of December 31, 2002:
Interest margin	N/A	$168,379	$150,150	$130,828	$109,984
Expense from interest rate agreements	N/A	(42,284)	(32,949)	(20,573)	(6,060)

Net interest income	N/A	$126,095	$117,201	$110,255	$103,924

Percent change in net interest income from base	N/A	7.6%	—	(5.9)%	(11.3)%

Percent change of capital (B)	N/A	4.9%	—	(3.8)%	(7.2)%

(A)	Interest margin (income from assets less expense from liabilities) or expense from interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of March 31, 2003 and December 31, 2002.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 28—Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of March 31, 2003:
Change in market values of:
Assets	N/A	$36,208	$(63,414)	$(149,758)
Liabilities	N/A	(2,953)	4,389	9,017
Interest rate agreements	N/A	(45,547)	46,201	92,989

Cumulative change in market value	N/A	$(12,292)	$(12,824)	$(47,752)

Percent change of market value portfolio equity	N/A	(5.8)%	(6.0)%	(22.4)%

As of December 31, 2002:
Change in market values of:
Assets	N/A	$16,449	$(49,343)	$(119,232)
Liabilities	N/A	(2,311)	2,451	4,969
Interest rate agreements	N/A	(36,249)	37,930	76,873

Cumulative change in market value	N/A	$(22,111)	$(8,962)	$(37,390)

Percent change of market value portfolio equity (B)	N/A	(10.9)%	(4.4)%	(18.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2003 and December 31, 2002.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity Analysis. The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on March 31, 2003 and December 31, 2002. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of March 31, 2003.

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

Projected prepayment rates in each interest rate scenario start at a prepayment speed less than 5% in month one and increase to a long-term prepayment speed in nine to 18 months, to account for the seasoning of the loans. The long-term prepayment speed ranges from 20% to 40% and depends on the characteristics of the loan which include type of product (ARM or fixed rate), note rate, credit grade, loan to value, gross margin, weighted average maturity and lifetime and periodic caps and floors. This prepayment curve is also multiplied by a factor of 60% on average for periods when a prepayment penalty is in effect on the loan. Prepayment assumptions are also multiplied by a factor of greater than 100% during periods around rate resets and prepayment penalty expirations. These assumptions change with levels of interest rates. The actual historical speeds experienced on our loans shown in Table 6 of “Management’s Discussion and Analysis” are weighted average speeds of all loans in each deal.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Within the 90-day period immediately preceding the filing of this Report, the Company’s Chief Executive Officer and Principal Financial Officer has each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” and has concluded that they were effective. As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date that the Company’s Chief Executive Officer and Principal Financial Officer conducted their evaluations of the Disclosure Controls and Procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2003, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit Listing

Exhibit No.		Description of Document

3.1	*	Articles of Amendment and Restatement of the Registrant

3.2	*	Articles Supplementary of the Registrant

3.3	*	Bylaws of the Registrant

3.3a	***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

99.1		Statement Under Oath of Chief Executive Officer

99.2		Statement Under Oath of Principal Financial Officer

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29, 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b) NovaStar Financial filed no Form 8-K’s during the three months ended March 31, 2003.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 5, 2003	/s/ Scott F. Hartman
Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer

DATE: May 5, 2003	/s/ Rodney E. Schwatken
Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Financial Officer)

CERTIFICATION

I, Scott F. Hartman, certify that :

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date “); and

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

Date: May 5, 2003

By: /s/    Scott F. Hartman

Name:	Scott F. Hartman
Title:	Chairman of the Board,

Secretary and Chief

Executive Officer

CERTIFICATION

I, Rodney E. Schwatken, certify that :

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

Date: May 5, 2003

By: /s/    Rodney E. Schwatken

Name:    Rodney E. Schwatken

Title:      Vice President,

Treasurer and Controller

(Principal Financial Officer)