Form 10-K/A
period 2002-12-31
NOVASTAR FINANCIAL INC
filed 2003-05-07
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 to the

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

NOVASTAR FINANCIAL, INC.

FORM 10-K/A

AMENDMENT NO. 1 to FORM 10-K

For the Fiscal Year Ended December 31, 2002

The Company’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2002 is being amended hereby solely for the purpose of amending the Exhibit 23.4—Consents of the Independent Accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c)	Exhibit Listing

Exhibit No.	Description of Document

23.4	Consents of Deloitte & Touche LLP and KPMG LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

Date:	May 7, 2003	By:	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer

Date:	May 7, 2003	By:	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Vice President, Secretary, and Treasurer (Chief Accounting Officer)

CERTIFICATION

I, Scott F. Hartman, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Novastar Financial, Inc.;

2.	Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

c)	Presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

By:	/s/ SCOTT F. HARTMAN
Name:	Scott F. Hartman
Title:	Chairman of the Board, Secretary and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Rodney E. Schwatken, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Novastar Financial, Inc.;

2.	Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

c)	Presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

By:	/s/ RODNEY E. SCHWATKEN
Name:	Rodney E. Schwatken
Title:	Vice President, Treasurer and Controller (Principal Financial Officer)