Form 10-Q
period 2003-06-30
NOVASTAR FINANCIAL INC
filed 2003-08-06
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of August 4, 2003 was 11,180,601.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

QUARTER ENDED June 30, 2003

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$104,602	$79,742
Mortgage loans—held-for-sale	684,889	983,633
Mortgage loans—held-in-portfolio	122,972	149,876
Mortgage securities—available-for-sale	300,932	178,879
Corporate advances to borrowers	13,451	11,875
Mortgage servicing rights	13,655	7,906
Assets acquired through foreclosure	6,008	5,935
Accrued interest receivable	4,349	7,673
Other assets	47,779	26,978

Total assets	$1,298,637	$1,452,497

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$844,073	$1,025,536
Asset-backed bonds	143,549	199,692
Accounts payable and other liabilities	52,620	27,244
Dividends payable	27,926	16,768

Total liabilities	1,068,168	1,269,240

Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Common stock, 11,170,330 and 10,479,910 shares issued and outstanding, respectively	112	105
Additional paid-in capital	166,623	133,358
Accumulated deficit	(21,737)	(12,026)
Accumulated other comprehensive income	86,516	62,935
Other	(1,045)	(1,115)

Total stockholders’ equity	230,469	183,257

Total liabilities and stockholders’ equity	$1,298,637	$1,452,497

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Mortgage securities	$41,675	$21,786	$23,357	$14,768
Mortgage loans	38,637	22,173	17,639	10,343

Total interest income	80,312	43,959	40,996	25,111

Total interest expense	23,479	18,827	11,047	9,668

Net interest income before provision for credit recoveries	56,833	25,132	29,949	15,443
Provision for credit recoveries	263	246	171	379

Net interest income	57,096	25,378	30,120	15,822
Gains on sales of mortgage assets	73,474	20,623	44,031	15,993
Fee income	29,933	14,613	16,562	7,554
Premiums for mortgage loan insurance	(2,003)	(1,110)	(1,224)	(536)
Losses on derivative instruments	(20,785)	(7,644)	(13,439)	(12,336)
Other income, net	5,205	1,022	3,876	529

General and administrative expenses:
Compensation and benefits.	49,861	21,496	30,419	12,360
Loan expense	12,747	1,998	8,803	1,187
Travel and public relations	11,700	4,862	6,097	2,189
Office administration	10,125	4,086	5,182	2,251
Professional and outside services	2,978	1,420	1,464	831
Other	1,744	1,047	659	456

Total general and administrative expenses	89,155	34,909	52,624	19,274

Income before income tax expense (benefit)	53,765	17,973	27,302	7,752
Income tax expense (benefit)	8,324	(1,338)	4,183	(2,638)

Net income available to common shareholders	$45,441	$19,311	$23,119	$10,390

Basic earnings per share	$4.25	$1.87	$2.12	$1.00

Diluted earnings per share	$4.13	$1.77	$2.06	$0.97

Weighted average basic shares outstanding	10,701	10,339	10,900	10,396

Weighted average diluted shares outstanding	10,998	10,970	11,215	10,704

Dividends declared per common share	$5.08	$1.70	$2.50	$0.90

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$45,441	$19,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on mortgage assets	547	1,052
Amortization of mortgage servicing rights	3,652	2,196
Accretion of available-for-sale securities	(41,675)	(21,786)
Amortization of deferred debt costs	273	64
Forgiveness of founders’ promissory notes	70	70
Provision for credit recoveries	(263)	(246)
Proceeds from sales of mortgage loans held for sale	2,865,991	992,470
Originations of mortgage loans held for sale	(2,646,453)	(1,062,592)
Repayments of mortgage loans held for sale	18,565	3,033
Gains on sales of mortgage assets	(73,474)	(20,623)
Losses on derivative instruments	20,785	7,644
Compensation recognized under stock option plan	5,759	2,569
Changes in:
Accrued interest receivable	3,324	589
Other assets	(41,721)	(14,944)
Other liabilities	19,621	(7,149)

Net cash provided by (used in) operating activities	180,442	(98,342)
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	22,695	36,487
Proceeds from paydowns on available-for-sale securities	73,057	42,115
Sales of assets acquired through foreclosure	3,026	11,347

Net cash provided by investing activities	98,778	89,949
Cash flows from financing activities:
Payments on asset-backed bonds	(56,416)	(44,258)
Change in short-term borrowings	(181,463)	91,213
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	27,513	1,425
Repurchase of warrants	—	(9,499)
Dividends paid on preferred stock	—	(2,014)
Dividends paid on common stock	(43,994)	(11,083)

Net cash provided by (used in) financing activities	(254,360)	25,784

Net increase in cash and cash equivalents	24,860	17,391
Cash and cash equivalents, beginning of period	79,742	30,817

Cash and cash equivalents, end of period	$104,602	$48,208

Continued

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,568	$18,928

Surrender of warrants	$—	$13,172

Dividends payable	$27,926	$9,373

Cash paid for taxes	$3,237	$1,152

Non-cash operating and investing activities:
Retention of mortgage servicing rights	$(9,401)	$(3,132)

Assets acquired through foreclosure	$(4,098)	$(5,581)

Fair value of securities retained in securitizations	$(143,013)	$(52,990)

Concluded

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

Note 1.    Financial Statement Presentation

The consolidated financial statements as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$45,441	$19,311	$23,119	$10,390
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,759	2,569	4,797	2,397
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(532)	(282)	(270)	(142)

Pro forma net income	$50,668	$21,598	$27,646	$12,645

Earnings per share:
Basic—as reported	$4.25	$1.87	$2.12	$1.00

Basic—pro forma	$4.73	$2.09	$2.54	$1.22

Diluted—as reported	$4.13	$1.77	$2.06	$0.97

Diluted—pro forma	$4.61	$1.97	$2.47	$1.18

Note 3.    NovaStar Mortgage Funding Trust Series 2003-1 and 2003-2

On February 27, 2003 and June 12, 2003, NovaStar Mortgage executed securitization transactions accounted for as sales of loans. In addition, derivative instruments with a fair value of $(11.7) million and $(14.0) million were transferred into the 2003-1 and 2003-2 trusts, respectively. These instruments serve to reduce interest rate risk to the bondholders. Details of these transactions are as follows (dollars in thousands):

	Value of Asset-Backed Bonds Issued	Economic Residual Value as of June 30, 2003	Principal Balance of Collateral Sold	Net Gain Recognized
NMFT Series 2003-1	$1,257,750	$89,680	$1,300,141	$29,614
NMFT Series 2003-2 (A)	$1,481,250	$59,446	$1,099,498	$36,731

(A)	By July 11, 2003, the remaining $400.5 million in loans collateralizing NMFT Series 2003-2 were delivered and a gain in the amount of $13.6 was recognized.

Note 4.    Common Stock Offering

On May 21, 2003, the Company completed a public offering of 603,750 shares of its common stock at $44.25 per share. The Company raised $25.3 million in net proceeds from this offering.

Note 5.    Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the six and three months ended June 30, 2003 and 2002 (in thousands).

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Net income.	$45,441	$19,311	$23,119	$10,390
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income taxes	20,354	31,447	7,100	26,016
Change in unrealized loss on derivative instruments used in cash flow hedges	(1,592)	(5,741)	(586)	(5,725)
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	4,870	4,806	2,190	2,713
Other amortization	(51)	(51)	(25)	(25)

Comprehensive income	$69,022	$49,772	$31,798	$33,369

Note 6.    Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branches. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off -balance sheet loans. Branches include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches as well as the LLC branches are represented in our branches segment. Following is a summary of the operating results of the Company’s primary operating units for the six and three months ended June 30, 2003 and 2002 (in thousands).

Six Months Ended June 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total
Interest income	$42,620	$37,692	$—	$80,312
Interest expense	8,177	15,302	—	23,479

Net interest income before provision for credit losses	34,443	22,390	—	56,833
Provision for losses	263	—	—	263
Gains (losses) on sales of mortgage loans	(992)	74,466	—	73,474
Fee income	255	11,280	18,398	29,933
Losses on derivative instruments	(1,118)	(19,667)	—	(20,785)
Other income	7,394	(4,224)	32	3,202
General and administrative expenses	(9,437)	(62,664)	(17,054)	(89,155)

Income before income tax	30,808	21,581	1,376	53,765
Income tax expense	—	7,329	995	8,324

Net income	$30,808	$14,252	$381	$45,441

Six Months Ended June 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total
Interest income	$30,867	$13,092	$—	$43,959
Interest expense	7,507	11,320	—	18,827

Net interest income before provision for credit losses	23,360	1,772	—	25,132
Provision for losses	246	—	—	246
Gains (losses) on sales of mortgage loans	(457)	21,080	—	20,623
Fee income	223	5,543	8,847	14,613
Losses on derivative instruments	—	(7,644)	—	(7,644)
Other income	(556)	446	22	(88)
General and administrative expenses	(4,097)	(22,482)	(8,330)	(34,909)

Income before income tax	18,719	(1,285)	539	17,973
Income tax expense (benefit)	—	(1,971)	633	(1,338)

Net income (loss)	$18,719	$686	$(94)	$19,311

Three Months Ended June 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total
Interest income	$23,510	$17,486	$—	$40,996
Interest expense	3,697	7,350	—	11,047

Net interest income before provision for credit losses	19,813	10,136	—	29,949
Provision for losses	171	—	—	171
Gains (losses) on sales of mortgage loans	(777)	44,808	—	44,031
Fee income	41	6,603	9,918	16,562
Losses on derivative instruments	(402)	(13,037)	—	(13,439)
Other income	4,193	(1,556)	15	2,652
General and administrative expenses	(7,106)	(36,609)	(8,909)	(52,624)

Income before income tax	15,933	10,345	1,024	27,302
Income tax expense	—	3,518	665	4,183

Net income	$15,933	$6,827	$359	$23,119

Three Months Ended June 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Total
Interest income	$18,991	$6,120	$—	$25,111
Interest expense	3,823	5,845	—	9,668

Net interest income before provision for credit losses	15,168	275	—	15,443
Provision for losses	379	—	—	379
Gains (losses) on sales of mortgage loans	(384)	16,377	—	15,993
Fee income	105	3,224	4,225	7,554
Losses on derivative instruments	—	(12,336)	—	(12,336)
Other income	(296)	272	17	(7)
General and administrative expenses	(3,158)	(12,150)	(3,966)	(19,274)

Income before income tax	11,814	(4,338)	276	7,752
Income tax expense (benefit)	—	(2,815)	177	(2,638)

Net income (loss)	$11,814	$(1,523)	$99	$10,390

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the six and three months ended June 30, 2003 and 2002 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Amounts paid to mortgage lending and loan servicing from mortgage portfolio:
Loan servicing fees	$372	$630	$179	$290
Administrative fees	—	410	—	199

Amounts received from mortgage lending and loan servicing to mortgage portfolio:
Intercompany interest income	(7,827)	(2,986)	(4,399)	(1,691)
Guaranty, commitment, loan sale, and securitization fees	(5,353)	(2,568)	(2,419)	(1,281)

Amounts received from mortgage lending and loan servicing to branches:
Lender premium	(3,139)	(567)	(1,611)	(274)
Subsidized fees	(1,212)	(382)	(713)	(211)

Note 7.    Guarantees

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse that are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold loans with recourse for borrower defaults totaling $124.1 million and $127.4 million for the six months ended June 30, 2003 and 2002, respectively. The Company’s recorded obligation related to these guarantees totaled $37,000 and $29,000 as of June 30, 2003 and December 31, 2002, respectively.

In the ordinary course of business, the Company sells loans with and without recourse for borrower defaults that may have to be subsequently repurchased due to defects in the loan origination process. The Company typically guarantees to cover investor losses should origination defects occur. The defects are categorized as documentation and underwriting errors, judgments, early payment defaults and fraud. If a defect is identified, the Company is required to repurchase the loan. As of June 30, 2003, the Company had loans sold without recourse, except for loans with defects in the origination process, with an outstanding principal balance of $4.5 billion.

In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 8.    Earnings Per Share

The computations of basic and diluted EPS computations for the six and three months ended June 30, 2003 and 2002 are as follows (in thousands except per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Numerator	$45,441	$19,311	$23,119	$10,390

Denominator:
Weighted average common shares outstanding—basic	10,701	10,339	10,900	10,396

Weighted average common shares outstanding—dilutive
Stock options	297	257	315	278
Warrants	—	374	—	30

Weighted average common shares outstanding—dilutive	10,998	10,970	11,215	10,704

Basic earnings per share	$4.25	$1.87	$2.12	$1.00

Diluted earnings per share	$4.13	$1.77	$2.06	$0.97

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During the six months ended June 30, 2003, we originated $2.6 billion in mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. Most of the loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains on sales of mortgage loans totaling $73.5 million and $44.0 million for the six and three months ended June 30, 2003, respectively, compared to $20.6 million and $16.0 million during the same period of 2002. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty and subordinated securities, along with the right to service the loans.

Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $8.1 million and $4.4 million in loan servicing fee income from the securitization trusts during the six and three months ended June 30, 2003, respectively. For the same period in 2002, we recognized loan servicing fee income from the securitization trusts of $4.3 million and $2.4 million, respectively.

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

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $80.3 million and $41.0 million for the six and three months ended June 30, 2003 and 2002, respectively compared to $44.0 million and $25.1 million during the same period of 2002. Net interest income from the portfolio was $56.8 million and $29.9 million for the six and three months ended June 30, 2003. During the three and six months ended June 30, 2002, our net interest income from the portfolio was $25.1 million and $15.4 million, respectively. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

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

In certain circumstances, because we enter into interest rate agreements which do not meet the hedging criteria set forth in generally accepted accounting principles, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates drop significantly, the value of our agreements will decrease. As a result, we recognized losses on these derivatives of $20.8 million and $13.4 million for the six and three months ended June 30, 2003, respectively, compared to $7.6 million and $12.3 million during the same period of 2002.

Branches

•	Branches include retail mortgage brokers that broker loans for more than 200 investors, including NovaStar Mortgage, Inc.

•	Branches operate under established policies.

•	The net operating income for the branch is returned as compensation to the branch “owner/manager.”

•	NovaStar Home Mortgage, Inc. receives fees for loans brokered by the branches.

The retail brokers provide an additional source for mortgage loan originations which, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the six months ended June 30, 2003, our branches brokered $2.7 billion in loans, of which we funded $716.4 million.

Following is a diagram of the mortgage loan industry in which we operate and our loan production during the six months ended June 30, 2003 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of June 30, 2003 originated prior to 2003, but due to timing were not yet securitized or sold at the end of 2002. Loans originated in 2003 that we have not securitized or sold to unrelated parties as of June 30, 2003 are included in our mortgage loans held-for-sale.

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

The allowance for credit losses was $2.4 million as of June 30, 2003 compared to $3.0 million at December 31, 2002. The allowance for credit losses as a percent of mortgage loans held-in-portfolio was 2.0% as of June 30, 2003 and December 31, 2002. No loans have been added to our portfolio since our last asset-backed bond transaction treated as a financing transaction in 1998. If we were to assume the estimate of credit losses as a percent of outstanding principal increased or decreased by 10%, the allowance for credit losses and related provision as of and for the six months ended June 30, 2003, respectively, would increase or decrease by $0.9 million. We have purchased mortgage insurance covering 81.0% of the mortgage loans held-in-portfolio principal balance as of June 30, 2003 compared to 81.1% as of December 31, 2002. The make-up of our mortgage loan portfolio is discussed under the heading “Mortgage Loans”. The allowance for credit losses is also discussed below under “Mortgage Loans”. We discuss purchased mortgage insurance under the heading “Premiums for Mortgage Loan Insurance”.

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

The weighted average discount rates used in the initial valuation of mortgage securities for the six months ended June 30, 2003 and 2002 were 33% and 30%, respectively. If the discount rate used in the initial valuation of our mortgage securities in 2003 had been increased by 500 basis points, the initial value of our mortgage securities would have decreased by $10.0 million and the gain recognized on the transfer of mortgage loans in securitizations would have decreased by $8.8 million. If we would have decreased the discount rate used in the initial valuation of our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $11.6 million and the gain recognized on the transfer of mortgage loans in securitizations would have increased by $10.2 million.

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

Our average security yield decreased to 34.6% for the six months ended June 30, 2003 from 43.2% for the same period of 2002 (see Table 18). Yet, our mortgage securities income has increased from $23.4 million for the six months ended June 30, 2002 to $41.7 million for the same period of 2003 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2003 had been increased or decreased by 10%, net income during the first six months of 2003 would have increased by $8.5 million and decreased by $6.3 million, respectively.

As of June 30, 2003, the weighted average discount rate used in valuing our mortgage securities was 27% compared to 25% at December 31, 2002. The weighted-average constant prepayment rate used in valuing our mortgage securities as of June 30, 2003 was 32 versus 40 as of December 31, 2002. If the discount rate used in valuing our mortgage securities as of June 30, 2003 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $19.0 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $21.6 million.

Financial Condition as of June 30, 2003 and December 31, 2002

Mortgage Loans. Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” A portion of our loans serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of June 30, 2003 was $123.0 million compared to $149.9 million as of December 31, 2002.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans – held-for-sale and short-term borrowings between June 30, 2003 and December 31, 2002 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions. Details regarding loan originations during 2003 as well as mortgage loans sold can be found in the “Mortgage Loan Production” and “Gains on Sales of Mortgage Assets and Gains on Derivative Instruments” sections of this document, respectively.

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

Characteristics of the mortgage loans we own such as FICO score, coupon, loan-to-value, prepayment speeds and delinquency statistics are provided in Tables 1 through 6. These characteristics are important as they provide key indicators of the credit and prepayment risks inherent in our mortgage loan portfolio, which have a direct impact on our past and future operating performance. The operating performance of our mortgage loan portfolio, including net interest income, allowance for credit losses and effects of hedging, are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.”

Table 1—Mortgage Loans by FICO Score

(dollars in thousands)

	June 30, 2003			December 31, 2002
FICO Score	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to- Value
Held-in- portfolio:
FICO score not available	$23,464	10.3%	74.8%	$29,367	10.2%	75.1%
540 and below	16,862	10.3	78.6	20,063	10.3	78.0
540 to 579	22,395	10.2	81.0	27,431	10.3	80.9
580 to 619	24,992	9.9	82.9	30,532	9.9	83.1
620 to 659	18,640	9.7	81.1	23,576	9.7	80.8
660 and above	16,616	9.3	78.7	18,949	9.3	78.6

	$122,969	10.0%	79.6%	$149,918	10.0%	79.5%

Held-for-sale:
FICO score not available	$1,722	6.8%	75.5%	$2,434	8.4%	70.2%
540 and below	29,753	8.2	79.6	104,638	8.9	81.1
540 to 579	86,048	7.8	79.5	198,226	8.6	82.2
580 to 619	106,473	7.6	81.1	166,158	8.3	83.2
620 to 659	174,107	7.1	80.1	196,767	7.7	78.5
660 and above	279,737	6.7	75.5	304,137	7.3	72.8

	$677,840	7.2%	78.3%	$972,360	8.0%	78.6%

Table 2—Mortgage Loans by Geographic Concentration

Percent Current Principal

	June 30, 2003		December 31, 2002
	Held-in- portfolio	Held-for- sale	Held-in- portfolio	Held-for- sale
Collateral Location
Florida	14%	15%	15%	14%
California	12	27	12	28
Texas	6	4	5	3
Indiana	5	1	5	2
Washington	5	3	5	2
All other states	58	50	58	51

Total	100%	100%	100%	100%

Table 3—Carrying Value of Mortgage Loans

(in thousands)

	June 30, 2003	December 31, 2002
Held-in-portfolio:
Outstanding principal	$122,969	$149,918
Deferred broker premium and costs	2,447	2,994
Allowance for credit losses	(2,444)	(3,036)

Carrying value	$122,972	$149,876

Carrying value as a percent of principal	100.00%	99.97%

Held-for-sale:
Outstanding principal	$677,840	$972,360
Deferred broker premium and costs	7,049	11,273

Carrying value	$684,889	$983,633

Carrying value as a percent of principal	101.04%	101.16%

Table 4—Mortgage Credit Analysis – Held-in-Portfolio Loans

(dollars in thousands)

				Defaults as Percent of Current Principal
	Original Balance	Current Principal	Weighted Average delinquency	30-89 days	90 days and greater	Foreclosure and REO	Total
June 30, 2003	$1,115,760	$122,969	15.6%	3.7	1.1	11.0	15.8

December 31, 2002	$1,115,760	$149,918	14.9%	4.8	2.4	6.6	13.8

Table 5—Loss Analysis – Held-in-Portfolio Loans

(dollars in thousands)

		Loans Repurchased From Trusts
	Cumulative Losses as Reported, as a Percent of Original Principal	Cumulative Loss Amount	Loss as a % of Original Principal	Total Losses
June 30, 2003	2.80%	$21,320	1.91%	4.71%

December 31, 2002	2.70%	$20,194	1.81%	4.51%

Table 6—Mortgage Loan Coupon and Prepayment Analysis

(dollars in thousands)

							Constant Prepayment Rate (Annual Percent)
	Original Principal	Current Principal	Premium	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Three- Month	Twelve- Month	Life
June 30, 2003:
Held-in-portfolio (A)	$1,115,760	$122,969	$2,447	1%	10.0%	0.00	34	10	33

Held-for-sale		$677,840	$7,049	78%	7.2%	2.27	Not meaningful

December 31, 2002:
Held-in-portfolio (A)	$1,115,760	$149,918	$2,994	18%	10.0%	0.06	32	34	33

Held-for-sale		$972,360	$11,273	81%	8.0%	2.25	Not meaningful

(A)	Serving as collateral for NovaStar Home Equity Series asset backed bonds.

Mortgage Securities—Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retained excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see Mortgage Servicing Rights under the header “Financial Condition as of June 30, 2003 and December 31, 2002”). As of June 30, 2003 and December 31, 2002, the fair value of our mortgage securities was $300.9 million and $178.9 million, respectively. During the first six months of 2003, we executed securitizations totaling $2.4 billion in mortgage loans and retained mortgage securities with a value of $143.0 million.

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

During the past two years, interest expense on asset-backed bonds has been unexpectedly low. As a result, the spread between the coupon interest and the bond cost has been unusually high. As a result, our cost basis in many of our mortgage securities has been significantly reduced. For example, our cost basis in NMFT Series 2001-1 has been reduced to zero (see Table 8). When our cost basis in the retained securities (interest only, prepayment penalty and subordinated securities) reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

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

Table 7—Mortgage Securities

(dollars in thousands)

		Asset-Backed Bonds		Mortgage Loans
					Weighted Average
	Estimated Fair Value of Mortgage Securities	Remaining Principal	Interest Rate	Remaining Principal	Coupon	Estimated Months to Call
June 30, 2003:
NMFT 1999-1
Subordinated securities (non-investment grade)	$5,575	$28,790	4.53%	$35,875	9.7%	14

NMFT 2000-1
Interest only (AAA-rated)	3,103
Prepayment penalty (AAA-rated)	393
Subordinated securities (non-investment grade)	1,334

	4,830	56,451	1.57	58,891	10.1	16
NMFT 2000-2
Interest only (AAA-rated)	5,289
Prepayment penalty (AAA-rated)	553
Subordinated securities (non-investment grade)	2,546

	8,388	94,819	1.51	100,008	10.5	16
NMFT 2001-1
Interest only (AAA-rated)	9,700
Prepayment penalty (AAA-rated)	1,105
Subordinated securities (non-investment grade)	2,019

	12,824	169,842	1.46	175,433	10.3	21
NMFT 2001-2
Interest only (AAA-rated)	27,125
Prepayment penalty (AAA-rated)	3,389
Subordinated securities (non-investment grade)	3,447

	33,961	452,509	1.39	464,535	9.6	32
NMFT 2002-1
Interest only (AAA-rated)	17,893
Prepayment penalty (AAA-rated)	3,113
Subordinated securities (non-investment grade)	4,678

	25,684	337,620	1.42	350,418	8.8	51
NMFT 2002-2
Interest only (AAA-rated)	12,086
Prepayment penalty (AAA-rated)	2,389
Subordinated securities (non-investment grade)	3,110

	17,585	244,412	1.39	253,003	8.9	54
NMFT 2002-3
Interest only (AAA-rated)	34,645
Prepayment penalty (AAA-rated)	4,419
Subordinated securities (non-investment grade)	3,895

	42,959	664,363	1.39	678,011	8.0	76
NMFT 2003-1 (A)
Interest only (AAA-rated)	75,420
Prepayment penalty (AAA-rated)	6,780
Subordinated securities (non-investment grade)	7,480

	89,680	1,201,932	1.59	1,249,149	7.7	97
NMFT 2003-2 (A)
Interest only	55,262
Prepayment penalty	4,032
Subordinated securities (non-investment grade)	152

	59,446	1,447,018	1.65	1,095,936	7.3	110

Total	$300,932	$4,697,756		$4,461,259

(A)	See Note 3 for discussion related to the loans collateralized.

		Asset-Backed Bonds		Mortgage Loans
					Weighted Average
	Estimated Fair Value of Mortgage Securities	Remaining Principal	Interest Rate	Remaining Principal	Coupon	Estimated Months to Call
December 31, 2002:
NMFT 1999-1
Subordinated securities (non-investment grade)	$4,250	$35,955	4.66%	$42,724	9.9%	—

NMFT 2000-1
Interest only (AAA-rated)	4,073
Prepayment penalty (AAA-rated)	643
Subordinated securities (non-investment grade)	1,340

	6,056	78,408	1.90	81,474	10.2	18
NMFT 2000-2
Interest only (AAA-rated)	6,686
Prepayment penalty (AAA-rated)	999
Subordinated securities (non-investment grade)	2,421

	10,106	129,889	1.84	135,173	10.5	17
NMFT 2001-1
Interest only (AAA-rated)	12,029
Prepayment penalty (AAA-rated)	2,117
Subordinated securities (non-investment grade)	2,210

	16,356	249,002	1.80	255,049	10.3	19
NMFT 2001-2
Interest only (AAA-rated)	31,101
Prepayment penalty (AAA-rated)	6,062
Subordinated securities (non-investment grade)	3,973

	41,136	581,561	1.75	593,630	9.6	27
NMFT 2002-1
Interest only (AAA-rated)	21,231
Prepayment penalty (AAA-rated)	3,544
Subordinated securities (non-investment grade)	4,756

	29,531	430,599	1.78	443,853	8.8	53
NMFT 2002-2
Interest only (AAA-rated)	17,591
Prepayment penalty (AAA-rated)	2,226
Subordinated securities (non-investment grade)	3,082

	22,899	287,307	1.76	295,964	8.8	73
NMFT 2002-3
Interest only (AAA-rated)	40,676
Prepayment penalty (AAA-rated)	3,919
Subordinated securities (non-investment grade)	3,950

	48,545	724,929	1.77	738,626	8.0	91
Total	$178,879	$2,517,650		$2,586,493

Table 8—Characteristics of Loan Collateral, Valuation of Individual Mortgage Securities

and Assumptions (dollars in thousands)

	June 30, 2003:
	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1	2002-2	2002-3	2003-1	2003-2	Total
NovaStar Mortgage Funding Trust Series:
Discount rate (%)	25	25	25	25	25	25	25	25	25	37
Constant prepayment rate (%)	46	49	52	53	49	38	38	29	24	21
Expected credit losses	2.9	1.6	2.4	2.0	1.6	1.8	1.9	1.1	2.5	2.8
Cost basis of individual mortgage securities:
Interest only	$—	$215	$—	$—	$4,334	$9,999	$9,375	$24,912	$62,624	$54,377	$165,836
Prepayment penalty	—	60	—	—	541	1,740	1,853	3,178	5,630	3,967	16,969
Subordinated securities (non-investment grade)	5,938	288	726	—	551	2,614	2,412	2,800	6,211	150	21,690
Unrealized gain (loss)	(363)	4,267	7,662	12,824	28,535	11,331	3,945	12,069	15,215	952	96,437

Fair value (carrying value)	$5,575	$4,830	$8,388	$12,824	$33,961	$25,684	$17,585	$42,959	$89,680	$59,446	$300,932

	December 31, 2002:
	1999-1	2000-1	2000-2	2001-1	2001-2	2002-1	2002-2	2002-3	Total
NovaStar Mortgage Funding Trust Series:
Discount rate (%)	25	25	25	25	25	25	25	25
Constant prepayment rate (%)	38	53	57	59	53	38	29	24
Expected credit losses	5.1	2.3	2.2	1.8	1.4	1.7	2.1	1.5
Cost basis of individual mortgage securities:
Interest only	$—	$984	$1,355	$1,766	$10,295	$14,925	$13,941	$31,729	$74,995
Prepayment penalty	—	273	379	311	2,007	2,491	1,764	3,057	10,282
Subordinated securities (non-investment grade)	5,791	299	792	324	1,315	3,343	2,443	3,081	17,388
Unrealized gain (loss)	(1,541)	4,500	7,580	13,955	27,519	8,772	4,751	10,678	76,214

Fair value (carrying value)	$4,250	$6,056	$10,106	$16,356	$41,136	$29,531	$22,899	$48,545	$178,879

Table 9—Loans Collateralizing Mortgage Securities by FICO Score

(dollars in thousands)

	June 30, 2003			December 31, 2002
FICO Score	Current Principal	Weighted Average Coupon	Weighted Average Loan-to-Value	Current Principal	Weighted Average Coupon	Weighted Average Loan-to-Value
FICO score not available	$10,265	8.8%	68.2%	$8,637	9.7%	72.4%
540 and below	248,532	9.1	78.8	125,322	9.9	77.5
540 to 579	690,754	8.9	79.5	420,113	9.7	79.6
580 to 619	987,126	8.8	82.4	707,848	9.5	83.1
620 to 659	1,121,047	8.1	80.8	678,293	8.8	82.4
660 and above	1,403,535	7.5	77.9	646,280	8.3	82.0

	$4,461,259	8.2%	79.9%	$2,586,493	9.1%	81.8%

Table	10—Loans Collateralizing Mortgage Securities by Geographic Concentration

Percent of Current Principal

	June 30, 2003	December 31, 2002
Collateral Location
California	24%	19%
Florida	14	14
Michigan	5	6
Ohio	4	5
All other states	53	56

Total	100%	100%

Table 11—Loans Collateralizing Mortgage Securities

Carrying Value of Loans by Product/Type (in thousands)

	June 30, 2003	December 31, 2002
Product/Type
Two and three-year fixed	$3,017,669	$1,866,435
Six-month LIBOR and one-year CMT	8,210	1,167
30/15-year fixed and balloon	1,435,380	718,891

Outstanding principal	$4,461,259	$2,586,493

Fair value of retained mortgage securities	$300,932	$178,879

Table 12—Loans Collateralizing Mortgage Securities

Mortgage Loan Coupon and Prepayment Penalties (dollars in thousands)

							Constant Prepayment Rate (Annual Percent)
NovaStar Mortgage Funding Trust Series:	Issue Date	Original Principal	Current Principal	Percent with Prepayment Penalty	Coupon	Remaining Prepayment Penalty Period (in years) for Loans with Penalty	Three- Month	Twelve- Month	Life
June 30, 2003:
1999-1	January 29, 1999	$164,995	$35,875	37%	9.7%	0.22	31	9	28
2000-1	March 31, 2000	230,138	58,891	51	10.1	0.77	51	16	33
2000-2	September 28, 2000	339,688	100,008	50	10.5	0.76	41	12	34
2001-1	March 31, 2001	415,067	175,433	48	10.3	0.85	57	19	30
2001-2	September 25, 2001	800,033	464,535	70	9.6	0.98	41	13	24
2002-1	March 28, 2002	499,998	350,418	90	8.8	1.47	44	13	22
2002-2	June 28, 2002	310,000	253,003	88	8.9	1.57	32	9	15
2002-3	September 27, 2002	750,003	678,011	83	8.0	1.68	20	—	10
2003-1	February 27, 2003	1,300,141	1,249,149	82	7.7	2.02	12	—	7
2003-2	June 12, 2003	1,099,498	1,095,936	80	7.3	2.23	—	—	1

Total		$5,909,561	$4,461,259	79%	8.2%	1.74

December 31, 2002:
1999-1	January 29, 1999	$164,995	$42,724	39%	9.9%	0.30	24	31	28
2000-1	March 31, 2000	230,138	81,474	65	10.2	0.98	40	45	30
2000-2	September 28, 2000	339,688	135,173	55	10.5	0.95	58	48	32
2001-1	March 31, 2001	415,067	255,049	75	10.3	1.02	36	31	23
2001-2	September 25, 2001	800,033	593,630	90	9.6	1.39	36	24	20
2002-1	March 28, 2002	499,998	443,853	88	8.8	1.88	19	—	13
2002-2	June 28, 2002	310,000	295,964	87	8.8	1.97	11	—	7
2002-3	September 27, 2002	750,003	738,626	82	8.0	2.05	—	—	—

Total		$3,509,922	$2,586,493	82%	9.1%	1.64

Table 13—Loans Collateralizing Mortgage Securities

Mortgage Credit Analysis (dollars in thousands)

					Defaults as Percent of Current Principal
	Original Balance	Current Principal	Weighted Average Loan- to-Value Ratio	Total Losses	30-89 days	90 days and greater	Foreclosure and REO	Total
June 30, 2003:
NMFT 1999-1	$164,995	$35,875	81.1%	3.7	3.5	1.2	8.7	13.4
NMFT 2000-1	230,138	58,891	81.4	0.6	4.4	0.8	7.1	12.3
NMFT 2000-2	339,688	100,008	83.9	0.3	5.6	1.4	10.7	17.7
NMFT 2001-1	415,067	175,433	83.8	0.2	3.8	1.1	9.7	14.6
NMFT 2001-2	800,033	464,535	82.9	0.1	3.3	0.4	5.2	8.9
NMFT 2002-1	499,998	350,418	81.5	—	2.0	0.3	3.1	5.4
NMFT 2002-2	310,000	253,003	81.3	0.1	2.1	0.2	2.6	4.9
NMFT 2002-3	750,003	678,011	80.7	—	1.0	0.1	1.1	2.2
NMFT 2003-1	1,300,141	1,249,149	77.8	—	0.8	—	0.6	1.4
NMFT 2003-2	1,099,498	1,095,936	78.6	—	0.1	—	—	0.1

Total	$5,909,561	$4,461,259	79.9%

December 31, 2002:
NMFT 1999-1	$164,995	$42,724	81.4%	3.3	5.2	1.5	10.8	17.5
NMFT 2000-1	230,138	81,474	81.3	0.4	3.6	0.7	8.8	13.1
NMFT 2000-2	339,688	135,173	83.7	0.3	5.5	1.0	8.7	15.2
NMFT 2001-1	415,067	255,049	83.8	0.1	3.8	1.1	6.9	11.8
NMFT 2001-2	800,033	593,630	82.8	0.1	3.3	0.5	3.6	7.4
NMFT 2002-1	499,998	443,853	81.3	—	1.7	0.2	1.5	3.4
NMFT 2002-2	310,000	295,964	81.0	—	1.6	0.1	1.0	2.7
NMFT 2002-3	750,003	738,626	80.6	—	0.4	0.1	0.1	0.6

Total	$3,509,922	$2,586,493	81.8%

Corporate Advances to Borrowers. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc. and aggregated $13.5 million as of June 30, 2003 compared with $11.9 million as of December 31, 2002. These balances will generally increase as our assets and loan servicing balances increase.

Mortgage Servicing Rights. As discussed under Mortgage Securities – Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of June 30, 2003, we have $13.7 million in capitalized mortgage servicing rights compared with $7.9 million as of December 31, 2002. The value of the mortgage servicing rights we retained in our securitizations during the first six months of 2003 was $9.4 million. Amortization of mortgage servicing rights was $3.7 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively.

Assets Acquired through Foreclosure. As of June 30, 2003, we had 75 properties in real estate owned with a carrying value of $6.0 million compared to 69 properties with a carrying value of $5.9 million as of December 31, 2002. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income and are detailed under the heading “Gains on Sales of Mortgage Assets and Gains on Derivative Instruments”.

Other Assets. Included in other assets is collateral required under the terms of our derivative instrument contracts and other miscellaneous assets. Deposits with our derivative counterparties were $14.6 million as of June 30, 2003 compared with $30.3 million as of December 31, 2002. The market value of the interest rate swaps offset the deposits by $9.1 million and $19.0 million as of June 30, 2003 and December 31, 2002, respectively. These balances will generally decrease as interest rates rise and increase when interest rates fall. Also included in other assets at June 30, 2003 and December 31, 2002 are fixed assets, net of accumulated depreciation of $12.0 million and $5.4 million, respectively. Fixed assets have increased primarily due to purchases of furniture, fixtures and office equipment related to the growth in the number of our employees.

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

Details for all asset-backed bonds, and the related collateral that we have issued are presented below.

Table 14—Asset-backed Bonds

(in thousands)

	Asset-backed Bonds			Mortgage Loans
	Remaining Principal	Interest Rate		Remaining Principal (A)		Weighted Average Coupon		Estimated Weighted Average Months to Call
As of June 30, 2003:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$13,570	1.53%		$15,106		10.2%		—
Issue 1997-2	17,135	1.53		18,929		10.4		—
Issue 1998-1	31,086	1.44		37,036		10.0		—
Issue 1998-2	54,158	1.45		57,499		9.9		—
Collateralizing Mortgage Securities:
Issue 2002-C1	28,272	7.15	(B)	(B	)	(B	)	(B	)
Unamortized debt issuance costs, net	(672)

	$143,549

As of December 31, 2002:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$17,147	1.88%		$19,076		10.3%		—
Issue 1997-2	20,714	1.88		22,812		10.5		—
Issue 1998-1	39,692	1.82		44,363		10.0		—
Issue 1998-2	65,906	1.63		69,431		9.8		—
Collateralizing Mortgage Securities:
Issue 2002-C1	57,219	7.15	(B)	(B	)	(B	)	(B	)
Unamortized debt issuance costs, net	(986)

	$199,692

(A)	Includes assets acquired through foreclosure.
(B)	Collateral for the 2002-C1 asset backed bond is the AAA-IO and prepayment penalty mortgage securities of NMFT 2001-1 and NMFT 2001-2 (see Tables 7, 8, 12 and 13).

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Loans originated are funded initially through one of three committed warehouse lines of credit. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flow from operating, investing and other financing activities and equity transactions. Amounts outstanding and available for borrowing as of June 30, 2003 are listed in Table 15.

Table 15—Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$104,602
Lines of credit and mortgage and securities repurchase facilities	$2,575,000	$844,660	$844,073	$587

Total	$2,575,000	$844,660	$844,073	$105,189

Stockholders’ Equity. The increase in our stockholders’ equity as of June 30, 2003 compared to December 31, 2002 is a result of the following:

•	$45.4 million increase due to net income recognized for the six months ended June 30, 2003.

•	$20.3 million increase due to increase in unrealized gains on mortgage securities classified as available-for-sale.

•	$4.9 million increase due to net settlements on cash flow hedges reclassified to earnings.

•	$1.6 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

•	$25.3 million increase due to common stock offering completed May 21, 2003.

•	$5.8 million increase due to compensation recognized under stock option plan.

•	$2.2 million increase due to exercise of stock options.

•	$55.1 million decrease due to dividends accrued on common stock.

Mortgage Loan Production

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and have generated gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize.

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 5,200 brokers are active customers and approximately 13,300 are approved. Loans are underwritten and funded in centralized facilities. We have a sales force of 246 account executives that operate in 41 states, which allows us to mitigate the risk of geographical concentrations of credit risk.

The following tables summarize our loan production. The gains we have recognized are discussed under “Results of Operations”. Additionally, we discuss our cost of production under “General and Administrative Expenses” under “Results of Operations”.

Table 16—Non-conforming Loan Originations

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2003:
Second quarter	8,925	$1,259,546	$141,126	101.3%	78%	5.82	7.2%	78%
First quarter	6,426	912,599	142,017	101.3	78	5.73	7.5	80

Total	15,351	$2,172,145	$141,499	101.3%	78%	5.78	7.3%	79%

2002:
Fourth quarter	6,597	$950,018	$144,008	101.3%	78%	5.68	7.6%	78%
Third quarter	4,271	570,138	133,490	101.2	80	5.50	8.4	81
Second quarter	3,983	500,617	125,688	101.0	80	5.56	9.1	81
First quarter	3,602	471,994	131,037	101.0	80	5.45	9.0	84

Total	18,453	$2,492,767	$135,087	101.1%	79%	5.57	8.3%	80%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Table 17—Quarterly Mortgage Loan Originations by State (based on original principal)

	2003		2002
	Second	First	Fourth	Third	Second	First
Collateral Location
California	30%	29%	29%	22%	22%	22%
Florida	14	15	14	14	12	12
Ohio	4	4	4	4	5	4
Michigan	3	3	4	4	5	5
Colorado	3	3	4	4	4	5
All other states	46	46	45	52	52	52

Results of Operations for the Six and Three Months Ended June 30, 2003 Compared with the Six and Three Months Ended June 30, 2002

During the six and three months ended June 30, 2003, we earned net income of $45.4 million, $4.13 per diluted share and $23.1 million, $2.06 per diluted share, compared with net income of $19.3 million, $1.77 per diluted share and $10.4 million, $0.97 per diluted share, for the same period of 2002.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on the sales and securitizations of mortgage loans. Earnings increased during 2003 as compared to 2002 due primarily to higher volume of average mortgage securities held. Additionally, larger lending volumes generate higher gains on sales and securitizations of loans and fees from borrowers from loan-related services.

Net Interest Income

Our securities primarily represent our ownership in the net cash flows of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased dramatically over the past two years, the net cash flows we have received has increased correspondingly. On the other hand, the coupon on the mortgage loan collateral has adjusted more slowly. Therefore, the yields (rate of accrual) on our older securities significantly increased during 2001 and 2002. For our newer securities, since the average coupon on the underlying mortgage loan collateral has adjusted downward, our overall yields are much lower as compared to the yields on the older securities. As a result of these factors, as shown in Table 18, we experienced a decrease in the average yield on our securities from 43.2% for the six months ended June 30, 2002 to 34.6% for the same period of 2003.

While the average income on our securities has decreased as a percent, the overall dollar volume of interest income has increased because the size of our mortgage securities portfolio has increased significantly during the past six months. As shown in Tables 18 and 19, the average value of our mortgage securities increased from $100.9 million during the six months ended June 30, 2002 to $240.6 million during the six months ended June 30, 2003. The average balance of mortgage loans collateralizing our securities increased from $1.8 billion to $3.2 billion during those periods. We expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

As discussed under Financial Condition – Mortgage Securities – Available-for-Sale, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change.

Net interest income on loans in portfolio represents income on loans held on balance sheet during their warehouse period. Additionally, we executed four securitization transactions during 1997 and 1998 such that the loans are maintained on our balance sheet.

Future net interest income will be dependent upon the size and volume of our mortgage securities and loan portfolios and economic conditions.

Table 18 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the six and three months ended June 30, 2003 and 2002.

Table 18—Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Average fair market value of mortgage securities	$240,629	$100,924	$271,505	$115,595
Average borrowings	$182,023	$68,433	$127,331	$74,795

Interest income	$41,675	$21,786	$23,357	$14,768
Interest expense	3,367	906	1,624	529

Net interest income	$38,308	$20,880	$21,733	$14,239

Yields:
Interest income	34.6%	43.2%	34.4%	51.1%
Interest expense	3.7	2.7	5.1	2.8

Net interest spread	30.9%	40.5%	29.3%	48.3%

Net Yield	31.8%	41.4%	32.0%	49.3%

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

The net income for mortgage loans held-in-portfolio and mortgage securities reflect the income after interest expense, hedging, servicing and credit expense (mortgage insurance and provision to loss reserve). Table 19 shows the net yield in both assets under management and the return on assets during the six and three months ended June 30, 2003 and 2002.

Table 19—Loans Under Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Loans Held-in- Portfolio	Mortgage Securities	Total
For the Six Months Ended: June 30, 2003
Net interest income	$840	$38,308	$39,148
Average balance of the underlying loans	$130,426	$3,232,271	$3,362,697
Net interest yield on assets	1.29%	2.37%	2.33%

June 30, 2002
Net interest income	$1,826	$20,880	$22,706
Average balance of the underlying loans	$189,326	$1,833,738	$2,023,064
Net interest yield on assets	1.93%	2.28%	2.24%

For the Three Months Ended: June 30, 2003
Net interest income	$567	$21,733	$22,300
Average balance of the underlying loans	$124,011	$3,736,833	$3,860,844
Net interest yield on assets	1.83%	2.33%	2.31%

June 30, 2002
Net interest income	$959	$14,239	$15,198
Average balance of the underlying loans	$180,670	$2,009,119	$2,189,789
Net interest yield on assets	2.12%	2.83%	2.78%

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses related to these agreements for the six and three months ended June 30, 2003 of $8.2 million and $3.8 million, respectively, as compared to the six and three months ended June 30, 2002 of $11.4 million and $6.1 million, respectively. The decrease from 2002 is primarily attributable to the decrease in average notional amount outstanding.

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

During the six months ended June 30, 2003 and 2002 we made provisions for recoveries of $263,000 and $246,000 respectively and incurred net charge-offs of $329,000 and $1.3 million, respectively. A rollforward of the allowance for credit losses is presented in Table 20.

Table 20—Quarterly Activity—Allowance for Credit Losses

(in thousands)

	2003		2002
	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$2,827	$3,036	$3,312	$4,014	$5,343	$5,557
Provision for credit losses (recoveries)	(171)	(92)	197	(383)	(379)	133
Amounts charged off, net of recoveries	(212)	(117)	(473)	(319)	(950)	(347)

Ending balance	$2,444	$2,827	$3,036	$3,312	$4,014	$5,343

Fee Income

Fee income primarily consists of fees from five sources: broker fees, loan origination fees, service fee income, branch management fees and prepayment penalty income.

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

Prepayment penalty income are the fees we require the borrower to pay if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $255,000 and $41,000 during the six and three months ended June 30, 2003, respectively, compared to $223,000 and $105,000 for the same period of 2002.

Fee income increased from $14.6 million and $7.6 million for the six and three months ended June 30, 2002, respectively, to $29.9 million and $16.6 million for the same period of 2003 due to the following reasons:

•	Loans originated increased from $1.1 billion and $0.6 billion for the six and three months ended June 30, 2002, respectively, to $2.6 billion and $1.5 billion for the same period of 2003.

•	Our servicing portfolio increased from $2.6 billion to $5.1 billion for the six months ended June 30, 2002 and 2003, respectively.

•	The number of NHMI LLC branches increased from 152 in the second quarter 2002 to 341 in the second quarter 2003.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

We execute securitization transactions in which we transferred mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the six months ended June 30, 2003 and 2002. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 22 provides a summary of mortgage loans sold outright and transferred in securitizations.

For mortgage loans transferred in securitizations and accounted for as sales, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash flow method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were a constant prepayment rate of 24, projected losses of 1.8% and a discount rate of 28%.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates decreased from December 31, 2002 to June 30, 2003, we recognized a loss of $20.8 million, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments.

Table 21 provides the components of our gains on sales of mortgage assets and losses on derivative instruments.

Table 21—Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Gains on sales of mortgage loans transferred in securitizations	$66,345	$18,540	$41,389	$14,959
Gains on sales of mortgage loans to third parties—nonconforming	2,976	2,386	101	1,332
Gains on sales of mortgage loans to third parties—conforming	5,152	153	3,312	52
Losses on sales of real estate owned	(999)	(456)	(771)	(350)

Gains on sales of mortgage assets	73,474	20,623	44,031	15,993
Losses on derivatives	(20,785)	(7,644)	(13,439)	(12,336)

Net gains on sales of mortgage assets and derivative instruments	$52,689	$12,979	$30,592	$3,657

Table 22—Quarterly Mortgage Loan Sales (A)

(dollars in thousands)

	Outright Mortgage Loan Sales
	Principal Amount	Percent of Total Sales	Net Gain (Loss) Recognized	Weighted Average Price To Par
2003:
Second quarter	$12,057	0.9%	$101	105.3
First quarter	112,068	9.4	2,875	104.3

Total	$124,125	4.9%	$2,976	104.4

2002:
Fourth quarter	$986	0.3%	$64	102.5
Third quarter	13,727	3.3	(151)	100.2
Second quarter	80,421	16.2	1,332	103.0
First quarter	47,025	10.6	1,054	103.5

Total	$142,159	8.4%	$2,299	102.9

	Mortgage Loans Transferred in Securitizations
	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Assumptions Underlying Initial Value of Mortgage Securities
					Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2003:
Second quarter	$1,314,732	99.1%	$41,389	$73,273	21	36%	2.68%
First quarter	1,084,906	90.6	24,956	69,740	21	30	2.40

Total	$2,399,638	95.1%	$66,345	$143,013	21	33%	2.56%

2002:
Fourth quarter	$346,043	99.7%	$12,461	$18,415	22	30%	1.00%
Third quarter	403,960	96.7	16,893	21,498	22	30	1.00
Second quarter	414,874	83.8	14,959	29,048	25	30	1.61
First quarter	395,124	89.4	3,581	23,942	28	30	1.65

Total	$1,560,001	91.6%	$47,894	$92,903	24	30%	1.33%

(A)	Does not include conforming loan sales.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $2.0 million and $1.2 million for the six and three months ended June 30, 2003, respectively, compared with $1.1 million and $536,000 for the same period of 2002. We received mortgage insurance proceeds on claims filed of $0.4 million and $1.1 million during the first six months of 2003 and 2002, respectively.

It is important to note that many of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. This serves to reduce credit loss exposure in those mortgage pools. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans. Insurance premiums on these loans are paid from the collateral proceeds and, therefore, are not included in the amount of total premiums for mortgage loan insurance expense in our statement of operations.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate and securitize mortgage loans. The percentage of loans with mortgage insurance has decreased in 2003 and generally should be near 50% in the future. For the 2003-1 and 2003-2 securitizations, the mortgage loans that were transferred into the trusts had mortgage insurance coverage at the time of transfer of 63% and 52%, respectively. We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage on a substantial portion of our future production to the extent we deem is warranted.

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

The increase in general and administrative expenses from $34.9 million and $19.3 million during the six and three months ended June 30, 2002, respectively, to $89.2 million and $52.6 million for the same period in 2003 is attributable to our new conforming and retail lines of businesses, growth in our wholesale business and our expanding servicing operations. As a result of this growth, we employed 1,364 people as of June 30, 2003, compared with 607 as of June 30, 2002. Note 6 to the consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment.

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

Table 23—Wholesale Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2003:
Second quarter.	1.71	0.72	2.43
First quarter.	1.85	0.75	2.60

2002:
Fourth quarter.	1.74	0.92	2.66
Third quarter.	2.03	0.86	2.89
Second quarter.	2.13	0.58	2.71
First quarter.	2.01	0.61	2.62

Mortgage Loan Servicing

Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Non-conforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our six and three month annualized costs of servicing per unit decreased from $322.47 and $335.10 for the respective periods ended June 30, 2002 to $318.67 and $315.12 for the same periods of 2003.

Table 24—Summary of Servicing Operations

(dollars in thousands except per loan cost)

	2003
	June 30		March 31
	Amount	%	Amount	%
Unpaid principal	$5,145,005		$4,212,986

Number of loans	39,452		32,835

Servicing income, net of amortization of mortgage servicing rights	$2,675	0.21	$2,536	0.24
Costs of servicing	3,108	0.24	3,178	0.30

Net servicing income	$(433)	(0.03)	$(642)	(0.06)

Annualized costs of servicing per unit	$315.12		$387.15

	2002
	December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$3,657,640		$2,911,263		$2,558,407		$2,307,620

Number of loans	28,849		23,757		21,379		19,593

Servicing income, net of amortization of mortgage servicing rights	$2,478	0.27	$2,261	0.31	$1,773	0.28	$1,675	0.29
Costs of servicing	2,181	0.24	2,194	0.30	1,791	0.28	1,538	0.27

Net servicing income	$297	0.03	$67	0.01	$(18)	0.00	$137	0.02

Annualized costs of servicing per unit	$302.40		$369.41		$335.10		$313.99

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

As of June 30, 2003 there were a total of 350 active branches, 9 of these were NHMI branches and 341 were NHMI LLC branches. As of June 30, 2002 there were a total of 162 active branches, 10 of these were NHMI branches and 152 were NHMI LLC branches.

The NHMI and LLC branch offices offer conforming and non-conforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage, Inc. (NMI). Of the $2.6 billion and $1.1 billion loans NMI originated, 27% and 18% were brokered from the branches during the six months ended June 30, 2003 and 2002, respectively.

Table 25—Loan Originations—Branches

(dollars in thousands)

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2003		2002		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%
Loans brokered to NMI—non-conforming	$463,696	17%	$121,679	12%	$259,293	17%	$62,950	12%
Loans brokered to NMI—conforming and government	252,662	9	76,109	8	145,211	9	39,651	7
Loans brokered to non-affiliates	2,030,022	74	778,667	80	1,133,661	74	428,485	81

Branch loan originations	$2,746,380	100%	$976,455	100%	$1,538,165	100%	$531,086	100%

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

Below is a summary of the taxable net income available to common shareholders for the six and three months ended June 30, 2003 and 2002.

Table 26—Estimated Taxable Net Income

(dollars in thousands)

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2003		2002	2003	2002
Consolidated net income	$45,441		$19,311	$23,119	$10,390
Equity in net (income) loss of NFI Holding Corp.	(10,064)		3,923	(5,197)	3,910

REIT GAAP income	35,377		23,234	17,922	14,300
Adjustments to GAAP income	24,888		(14,025)	17,838	(9,714)

Estimated taxable net income	60,265		9,209	35,760	4,586

Estimated taxable net income per common shareholder	$5.40		$0.89	$3.20	$0.44

Dividends declared per common shareholder	$5.08	(A)	$1.70	$2.50	$0.90

(A)	On January 29, 2003, a $0.33 special dividend related to 2002 taxable income was declared per common share.

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

NFI Holding Corporation, a wholly owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported net income (loss) before income taxes of $18.4 million and $(5.2) million for the six months ended

June 30, 2003 and 2002, respectively. As shown in our statement of income, this resulted in income tax expense (benefit) of $8.3 million and $(1.3) million for the six months ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 15, we have $105.2 million in immediately available funds, including $104.6 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference—generally 2% of the principal—must come from other cash inflows. We use operating cash inflow in the form of cash flow from mortgage securities, principal and interest on mortgage loans and fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $5.2 billion in loans, assuming no other demands on cash and assuming a 2% “haircut”.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans are dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of June 30, 2003 would need to decline by more than 15% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of June 30, 2003, we have approximately $14.6 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

Cash activity during the six months ended June 30, 2003 and 2002 is presented in the consolidated statement of cash flows.

As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $168 million in net proceeds through private and public equity offerings. Equity offerings provide another avenue as a future liquidity source.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As commitments to originate, purchase and sell non-conforming loans are not readily convertible to cash and cannot readily be settled net, these commitments do not meet the definition of a derivative under generally accepted accounting principles. Accordingly, they are not recorded in the consolidated financial statements. As of June 30, 2003, we had outstanding commitments to originate loans of $186 million. We had no commitments to sell or purchase loans at June 30, 2003.

On June 12, 2003, we executed a securitization transaction accounted for as a sale of loans. We delivered $1.1 billion in loans collateralizing NMFT Series 2003-2 (see Note 3). As of June 30, 2003, we had committed to deliver an additional $400.5 million in loans collateralizing NMFT Series 2003-2, which were delivered by July 11, 2003.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of June 30, 2003.

Table 27—Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$844,073	$844,073	—	—	—
Long-term debt(A)	$143,549	$90,132	$35,837	$11,070	$6,510
Operating leases	$33,326	$6,344	$10,792	$9,720	$6,470

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments.

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

Impact of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003; SFAS 133 Implementation Issues that are effective for fiscal quarters beginning prior to June 15, 2003 will continue to be effective based on their respective effective dates, and the paragraphs relating to forward purchases or sales of when issues or other securities that do not yet exist would be applicable to both existing transactions as well as new transactions entered into after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of Company’s second quarter consolidated financial statements. The Company’s adoption of SFAS No. 150 did not have a significant impact on its consolidated financial statements.

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

Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2003, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 28—Interest Rate Sensitivity—Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	Base	100	200
As of June 30, 2003:
Interest margin	N/A	$261,656	$228,903	$193,658	$156,678
Expense from interest rate agreements	N/A	(73,952)	(48,143)	(22,334)	3,475

Net interest income	N/A	$187,704	$180,760	$171,324	$160,153

Percent change in net interest income from base	N/A	3.8%	—	(5.2)%	(11.4)%

Percent change of capital (B)	N/A	3.0%	—	(4.1)%	(8.9)%

As of December 31, 2002:
Interest margin	N/A	$168,379	$150,150	$130,828	$109,984
Expense from interest rate agreements	N/A	(42,284)	(32,949)	(20,573)	(6,060)

Net interest income	N/A	$126,095	$117,201	$110,255	$103,924

Percent change in net interest income from base	N/A	7.6%	—	(5.9)%	(11.3)%

Percent change of capital (B)	N/A	4.9%	—	(3.8)%	(7.2)%

(A)	Interest margin (income from assets less expense from liabilities) or expense from interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of June 30, 2003 and December 31, 2002.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 29—Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of June 30, 2003:
Change in market values of:
Assets	N/A	$48,749	$(82,144)	$(192,369)
Liabilities	N/A	(3,666)	4,855	9,935
Interest rate agreements	N/A	(61,433)	70,742	158,839

Cumulative change in market value	N/A	$(16,350)	$(6,547)	$(23,595)

Percent change of market value portfolio equity (B)	N/A	(6.2)%	(2.5)%	(9.0)%

As of December 31, 2002:
Change in market values of:
Assets	N/A	$16,449	$(49,343)	$(119,232)
Liabilities	N/A	(2,311)	2,451	4,969
Interest rate agreements	N/A	(36,249)	37,930	76,873

Cumulative change in market value	N/A	$(22,111)	$(8,962)	$(37,390)

Percent change of market value portfolio equity (B)	N/A	(10.9)%	(4.4)%	(18.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2003 and December 31, 2002.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity Analysis. The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on June 30, 2003 and December 31, 2002. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of June 30, 2003.

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

As discussed above, actual prepayment rates on loans that have been held in portfolio for shorter periods are slower than long-term prepayment rates used in the interest rate sensitivity analysis. Also, as pools of loans held in portfolio season, the actual prepayment rates are more consistent with the long-term prepayment rates used in the interest sensitivity analysis.

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

(a) Disclosure Controls and Procedures

The undersigned chief executive officer and principal financial officer of NovaStar Financial, Inc. conclude that NovaStar Financial, Inc.’s disclosure controls and procedures are effective as of June 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b) Changes in Internal Control over Financial Reporting

There has been no change in NovaStar Financial, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, NovaStar Financial, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2003, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters of Vote of Security Holders

(a) The 2003 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 29, 2003.

(b) The following matters were voted on at the annual meeting:

		Vote
		For	Against	Abstain	Broker Non-Votes
1.	Election of Directors (term expiring in 2006)

	Art N. Burtscher	7,420,935	—	68,290	3,013,542
	Edward W. Mehrer	7,421,708	—	67,517	3,013,542

		Vote
		For	Against	Abstain	Broker Non-Votes
2.	Ratification of Deloitte & Touche LLP as NovaStar Financial, Inc.’s independent public accountants for 2003	7,395,099	44,555	49,571	3,013,542

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit Listing

Exhibit No.		Description of Document

3.1	*	Articles of Amendment and Restatement of the Registrant

3.2	*	Articles Supplementary of the Registrant

3.3	*	Bylaws of the Registrant

3.3a	***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

31.1		Chief Executive Officer Certification—Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Principal Financial Officer Certification—Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Chief Executive Officer Certification—Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Principal Financial Officer Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b) NovaStar Financial filed the following Form 8-K’s during the three months ended June 30, 2003.

1.	Press Release, dated April 22, 2003 “Novastar Announces Record Earnings Per Share of $2.07 And Dividend of $2.25 For First Quarter of 2003”. Current report on Form 8-K was filed on April 23, 2003.
2.	Press Release, dated April 22, 2003 “Novastar Announces Record Earnings Per Share of $2.07 And Dividend of $2.25 For First Quarter of 2003”. Amendment No. 1 to Form 8-K was filed on April 23, 2003 to correct an error and to conform the Exhibit to the final Press Release.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 6, 2003	/s/ Scott F. Hartman
Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer

DATE: August 6, 2003	/s/ Rodney E. Schwatken
Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Financial Officer)