Form 10-Q
period 2003-09-30
NOVASTAR FINANCIAL INC
filed 2003-11-03
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of October 31, 2003 was 11,422,328.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

QUARTER ENDED September 30, 2003

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$70,148	$79,742
Mortgage loans – held-for-sale	824,273	983,633
Mortgage loans – held-in-portfolio	106,810	149,876
Mortgage securities – available-for-sale	337,632	178,879
Corporate advances to borrowers	17,065	11,875
Mortgage servicing rights	15,955	7,906
Assets acquired through foreclosure	5,760	5,935
Accrued interest receivable	5,018	7,673
Other assets	58,447	26,978

Total assets	$1,441,108	$1,452,497

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$960,984	$1,025,536
Asset-backed bonds	163,606	199,692
Accounts payable and other liabilities	51,756	27,244
Dividends payable	28,520	16,768

Total liabilities	1,204,866	1,269,240
Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Common stock, 11,408,154 and 10,479,910 shares issued and outstanding, respectively	114	105
Additional paid-in capital	180,860	133,358
Accumulated deficit	(26,010)	(12,026)
Accumulated other comprehensive income	82,288	62,935
Other	(1,010)	(1,115)

Total stockholders’ equity	236,242	183,257

Total liabilities and stockholders’ equity	$1,441,108	$1,452,497

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Mortgage securities	$68,286	$35,658	$26,611	$13,872
Mortgage loans	55,816	34,861	17,179	12,688

Total interest income	124,102	70,519	43,790	26,560

Interest expense	30,399	19,377	10,321	7,052

Net interest income before recovery of credit losses	93,703	51,142	33,469	19,508
Recovery of credit losses	1,138	629	875	383

Net interest income	94,841	51,771	34,344	19,891
Gains on sales of mortgage assets	107,662	37,916	34,188	17,293
Fee income	52,721	24,884	18,526	10,077
Premiums for mortgage loan insurance	(2,656)	(1,705)	(653)	(595)
Losses on derivative instruments	(32,330)	(30,313)	(8,144)	(16,167)
Other income, net	1,067	1,388	124	560

General and administrative expenses:
Compensation and benefits.	76,148	31,497	26,287	10,001
Loan expense	19,856	4,612	7,109	2,614
Travel and public relations	18,105	7,807	6,405	2,945
Office administration	16,261	6,649	6,136	2,563
Professional and outside services	4,825	2,224	1,847	804
Other	2,228	1,820	484	773

Total general and administrative expenses	137,423	54,609	48,268	19,700

Income before income tax expense (benefit)	83,882	29,332	30,117	11,359
Income tax expense (benefit)	14,168	(2,178)	5,844	(840)

Net income available to common shareholders	$69,714	$31,510	$24,273	$12,199

Basic earnings per share	$6.42	$3.04	$2.17	$1.17

Diluted earnings per share	$6.23	$2.90	$2.11	$1.14

Weighted average basic shares outstanding	10,867	10,365	11,193	10,417

Weighted average diluted shares outstanding	11,182	10,878	11,524	10,680

Dividends declared per common share	$7.58	$2.70	$2.50	$1.00

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$69,714	$31,510
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums on mortgage assets	868	1,491
Amortization of mortgage servicing rights	6,206	3,316
Accretion of available-for-sale securities	(68,286)	(35,658)
Amortization of deferred debt costs	688	64
Forgiveness of founders’ promissory notes	104	104
Recovery of credit losses	(1,138)	(629)
Proceeds from sales of mortgage loans held for sale	4,451,428	1,482,860
Originations of mortgage loans held for sale	(4,428,615)	(1,726,927)
Repayments of mortgage loans held for sale	17,440	4,753
Gains on sales of mortgage assets	(107,662)	(37,916)
Losses on derivative instruments	32,330	30,313
Compensation recognized under stock option plan	8,084	1,197
Changes in:
Other assets	(50,200)	(48,636)
Other liabilities	20,577	(2,572)

Net cash used in operating activities	(48,462)	(296,730)
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	37,649	50,518
Proceeds from paydowns on available-for-sale securities	129,777	68,455
Sales of assets acquired through foreclosure	5,286	12,956

Net cash provided by investing activities	172,712	131,929
Cash flows from financing activities:
Payments on asset-backed bonds	(89,087)	(59,164)
Proceeds from issuance of asset-backed bonds	52,313	—
Change in short-term borrowings	(64,552)	267,401
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	39,428	1,519
Repurchase of warrants	—	(9,499)
Dividends paid on preferred stock	—	(2,014)
Dividends paid on common stock	(71,946)	(20,457)

Net cash provided by (used in) financing activities	(133,844)	177,786

Net increase (decrease) in cash and cash equivalents	(9,594)	12,985
Cash and cash equivalents, beginning of period	79,742	30,817

Cash and cash equivalents, end of period	$70,148	$43,802

Continued

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,467	$29,208

Surrender of warrants	$—	$13,172

Dividends payable	$28,520	$10,419

Cash paid for taxes	$5,222	$3,455

Non-cash operating and investing activities:
Retention of mortgage servicing rights	$(14,255)	$(4,710)

Assets acquired through foreclosure	$(6,794)	$(6,959)

Fair value of securities retained in securitizations	$(216,811)	$(74,488)

Concluded

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

Note 1. Financial Statement Presentation

The consolidated financial statements as of September 30, 2003 and for the periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$69,714	$31,510	$24,273	$12,199
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,084	1,197	1,184	(1,497)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,144)	(529)	(395)	(184)

Pro forma net income	$76,654	$32,178	$25,062	$10,518

Earnings per share:
Basic – as reported	$6.42	$3.04	$2.17	$1.17

Basic – pro forma	$7.05	$3.10	$2.24	$1.01

Diluted – as reported	$6.23	$2.90	$2.11	$1.14

Diluted – pro forma	$6.92	$2.98	$2.19	$0.99

Note 3. NovaStar Mortgage Funding Trust Series 2003-1, 2003-2 and 2003-3

On February 27, 2003, June 12, 2003 and September 16, 2003, NovaStar Mortgage executed securitization transactions accounted for as sales of loans. In addition, derivative instruments with a fair value of $(11.7) million, $(14.0) million and $7.0 million were transferred into the 2003-1, 2003-2 and 2003-3 trusts, respectively. These instruments serve to reduce interest rate risk to the bondholders. Details of these transactions are as follows (dollars in thousands):

	Value of Asset- Backed Bonds Issued	Economic Residual Value as of September 30, 2003	Principal Balance of Collateral Sold	Net Gain Recognized
NMFT Series 2003-1	$1,257,750	$75,679	$1,300,141	$29,614
NMFT Series 2003-2	$1,481,250	$79,349	$1,499,998	$50,324
NMFT Series 2003-3 (A)	$1,477,500	$52,224	$850,516	$19,260

(A)	By December 12, 2003, the remaining $649.5 million in loans collateralizing NMFT Series 2003-3 will be delivered.

Note 4. Issuance of Common Stock

On May 21, 2003, the Company completed a public offering of 603,750 shares of its common stock at $44.25 per share. The Company raised $25.2 million in net proceeds from this offering.

The Company sold 235,990 shares of its common stock during the nine months ended September 30, 2003 under the Direct Purchase and Dividend Reinvestment Plan. Net proceeds of $13.1 million were raised under these sales of common stock.

Note 5. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the nine and three months ended September 30, 2003 and 2002 (in thousands).

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Net income.	$69,714	$31,510	$24,273	$12,199
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income taxes	14,093	43,779	(6,261)	12,332
Change in unrealized loss on derivative instruments used in cash flow hedges	(1,825)	(11,379)	(233)	(5,638)
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	7,162	7,526	2,292	2,720
Other amortization	(77)	(77)	(26)	(26)

Comprehensive income	$89,067	$71,359	$20,045	$21,587

Note 6. Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branches. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off -balance sheet loans. Branches include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches as well as the LLC branches are represented in our branches segment. Following is a summary of the operating results of the Company’s primary operating units for the nine and three months ended September 30, 2003 and 2002 (in thousands).

Nine Months Ended September 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Eliminations	Total
Interest income	$76,930	$47,172	$—	$—	$124,102
Interest expense	12,751	23,762	—	(6,114)	30,399

Net interest income before recovery of credit losses	64,179	23,410	—	6,114	93,703
Recovery of credit losses	1,138	—	—	—	1,138
Gains (losses) on sales of mortgage assets	(4,574)	107,904	—	4,332	107,662
Fee income	289	27,140	30,160	(4,868)	52,721
Gains (losses) on derivative instruments	(962)	(31,368)	—	—	(32,330)
Other income (expense)	12,926	(8,443)	42	(6,114)	(1,589)
General and administrative expenses	(12,840)	(99,283)	(25,836)	536	(137,423)

Income before income tax	60,156	19,360	4,366	—	83,882
Income tax expense	—	12,509	1,659	—	14,168

Net income	$60,156	$6,851	$2,707	$—	$69,714

Nine Months Ended September 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Eliminations	Total
Interest income	$48,230	$22,289	$—	$—	$70,519
Interest expense	11,307	13,427	—	(5,357)	19,377

Net interest income before recovery of credit losses	36,923	8,862	—	5,357	51,142
Recovery of credit losses	629	—	—	—	629
Gains (losses) on sales of mortgage assets	(686)	37,551	—	1,051	37,916
Fee income	312	11,064	15,865	(2,357)	24,884
Losses on derivative instruments	—	(30,313)	—	—	(30,313)
Other income (expense)	8,538	(3,537)	39	(5,357)	(317)
General and administrative expenses	(4,570)	(38,301)	(13,044)	1,306	(54,609)

Income (loss) before income tax	41,146	(14,674)	2,860	—	29,332
Income tax expense (benefit)	—	(3,152)	974	—	(2,178)

Net income (loss)	$41,146	$(11,522)	$1,886	$—	$31,510

Three Months Ended September 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Eliminations	Total
Interest income	$29,239	$14,551	$—	$—	$43,790
Interest expense	4,574	4,034	—	1,713	10,321

Net interest income before recovery of credit losses	24,665	10,517	—	(1,713)	33,469
Recovery of credit losses	875	—	—	—	875
Gains (losses) on sales of mortgage assets	(3,581)	36,576	—	1,193	34,188
Fee income	34	8,889	10,960	(1,357)	18,526
Losses on derivative instruments	156	(8,300)	—	—	(8,144)
Other income (expense)	178	(2,431)	11	1,713	(529)
General and administrative expenses	(2,621)	(36,620)	(9,191)	164	(48,268)

Income before income tax	19,706	8,631	1,780	—	30,117
Income tax expense	—	5,180	664	—	5,844

Net income	$19,706	$3,451	$1,116	$—	$24,273

Three Months Ended September 30, 2002

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Eliminations	Total
Interest income	$17,363	$9,197	$—	$—	$26,560
Interest expense	3,800	5,623	—	(2,371)	7,052

Net interest income before recovery of credit losses	13,563	3,574	—	2,371	19,508
Recovery of credit losses	383	—	—	—	383
Gains (losses) on sales of mortgage assets	(229)	17,038	—	484	17,293
Fee income	89	4,669	6,069	(750)	10,077
Losses on derivative instruments	—	(16,167)	—	—	(16,167)
Other income (expense)	3,540	(1,221)	17	(2,371)	(35)
General and administrative expenses	567	(15,819)	(4,714)	266	(19,700)

Income (loss) before income tax	17,913	(7,926)	1,372	—	11,359
Income tax expense (benefit)	—	(1,181)	341	—	(840)

Net income (loss)	$17,913	$(6,745)	$1,031	$—	$12,199

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the nine and three months ended September 30, 2003 and 2002 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Amounts paid to mortgage lending and loan servicing from mortgage portfolio:
Loan servicing fees	$536	$869	$164	$239
Administrative fees	—	437	—	27

Amounts paid (received) to (from) mortgage portfolio from (to) mortgage lending and loan servicing:
Intercompany interest income (expense)	6,114	5,357	(1,713)	2,371
Guaranty, commitment, loan sale, and securitization fees	7,430	4,007	2,077	1,439

Amounts paid to branches from mortgage lending and loan servicing:
Lender premium	4,332	1,051	1,193	484
Subsidized fees	2,204	665	992	283

Note 7. Guarantees

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse that are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold loans with recourse for borrower defaults totaling $151.2 million and $141.2 million for the nine months ended September 30, 2003 and 2002, respectively. The Company’s recorded obligation related to these guarantees totaled $37,000 and $29,000 as of September 30, 2003 and December 31, 2002, respectively.

In the ordinary course of business, the Company sells loans with and without recourse for borrower defaults that may have to be subsequently repurchased due to defects in the loan origination process. The Company typically guarantees to cover investor losses should origination defects occur. The defects are categorized as documentation and underwriting errors, judgments, early payment defaults and fraud. If a defect is identified, the Company is required to repurchase the loan. As of September 30, 2003, the Company had loans sold without recourse, except for loans with defects in the origination process, with an outstanding principal balance of $5.3 billion.

In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 8. Earnings Per Share

The computations of basic and diluted EPS computations for the nine and three months ended September 30, 2003 and 2002 are as follows (in thousands except per share amounts):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Numerator	$69,714	$31,510	$24,273	$12,199

Denominator:
Weighted average common shares outstanding – basic	10,867	10,365	11,193	10,417

Weighted average common shares outstanding – dilutive
Stock options	315	261	331	263
Warrants	—	252	—	—

Weighted average common shares outstanding – dilutive	11,182	10,878	11,524	10,680

Basic earnings per share	$6.42	$3.04	$2.17	$1.17

Diluted earnings per share	$6.23	$2.90	$2.11	$1.14

Note 9. NovaStar NIMS 2003-N1

On July 2, 2003, the Company issued asset-backed bonds in the amount of $54 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2003-2 as a means for long-term financing. The mortgage securities are recorded as assets of the Company and the asset-backed bonds are recorded as debt. The performance of the mortgage loan collateral underlying these securities, as presented in Note 3, directly affects the performance of the 2003-N1 bond. The interest rate is fixed at 7.385% and the estimated weighted average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

Note 10. Subsequent Event

On October 29, 2003, NovaStar Financial, Inc declared a two-for-one split of its common stock, providing shareholders of record as of November 17, 2003 with one additional share of common stock for each share owned. The Company anticipates that the additional shares resulting from the split will be issued on or about December 1, 2003.

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

Description of Businesses

Mortgage Lending and Loan Servicing

•	We originate primarily non-conforming, single family residential mortgage loans.

•	We reach the borrower through the retail mortgage broker and directly through outbound retail telemarketing.

•	Non-conforming borrowers generally include individuals or families who do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties.

•	We acquire mortgage loans on a flow and pool basis from correspondents.

•	We finance our loans through short-term warehouse facilities.

•	Loans we originate are held for sale in either securitization transactions or in outright sales for cash.

•	We service the non-conforming loans we originate and securitize.

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During the nine months ended September 30, 2003, we originated $4.4 billion in mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. The loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains on sales of mortgage loans totaling $107.7 million and $34.2 million for the nine and three months ended September 30, 2003, respectively, compared to $37.9 million and $17.3 million during the same period of 2002. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty and subordinated securities, along with the right to service the loans.

Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $13.9 million and $5.8 million in loan servicing fee income from the securitization trusts during the nine and three months ended September 30, 2003, respectively. For the same period in 2002, we recognized loan servicing fee income from the securitization trusts of $7.0 million and $2.7 million, respectively.

A significant risk to our mortgage lending operations is liquidity risk – the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed lending facilities with large banking and investment institutions to reduce this risk.

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

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $124.1 million and $43.8 million for the nine and three months ended September 30, 2003, respectively compared to $70.5 million and $26.6 million during the same period of 2002. Net interest income from the portfolio was $93.7 million and $33.5 million for the nine and three months ended September 30, 2003. During the nine and three months ended September 30, 2002, our net interest income from the portfolio was $51.1 million and $19.5 million, respectively. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

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

In certain circumstances, because we enter into interest rate agreements which do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates drop significantly, the value of our agreements will decrease. As a result, we recognized losses on these derivatives of $32.3 million and $8.1 million for the nine and three months ended September 30, 2003, respectively, compared to $30.3 million and $16.2 million during the same period of 2002.

Branches

•	Branches include retail mortgage brokers that broker loans for more than 200 investors, including NovaStar Mortgage, Inc.

•	Branches operate under established policies.

•	The net operating income for the branch is returned as compensation to the branch “owner/manager.”

•	NovaStar Home Mortgage, Inc. receives fees for loans brokered by the branches.

The retail brokers provide an additional source for mortgage loan originations which, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the nine months ended September 30, 2003, our branches brokered $4.7 billion in loans, of which we funded $1.2 billion.

Mortgage Loan Production Summary

Following is a diagram of the mortgage loan industry in which we operate and our loan production during the nine months ended September 30, 2003 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of September 30, 2003 originated prior to 2003, but due to timing were not yet securitized or sold at the end of 2002. Loans originated in 2003 that we have not securitized or sold to unrelated parties as of September 30, 2003 are included in our mortgage loans held-for-sale.

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

The allowance for credit losses was $1.4 million as of September 30, 2003 compared to $3.0 million at December 31, 2002. The allowance for credit losses as a percent of mortgage loans held-in-portfolio was 1.3% as of September 30, 2003 and 2.0% as of December 31, 2002. No loans have been added to our portfolio since our last asset-backed bond transaction treated as a financing transaction in 1998. If we were to assume the estimate of credit losses as a percent of outstanding principal increased or decreased by 10%, the allowance for credit losses and related provision as of and for the nine months ended September 30, 2003, respectively, would increase or decrease by $140,000. We have purchased mortgage insurance covering 81.0% of the mortgage loans held-in-portfolio principal balance as of September 30, 2003 compared to 81.1% as of December 31, 2002. The make-up of our mortgage loan portfolio is discussed under the heading “Mortgage Loans”. The allowance for credit losses is also discussed below under “Mortgage Loans”. We discuss purchased mortgage insurance under the heading “Premiums for Mortgage Loan Insurance”.

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate in pools to serve as collateral for asset-backed bonds that are issued to the public. In a mortgage security securitization (also known as a “Resecuritization”), we combine mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds that are issued to the public. The loans or mortgage securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned.

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a loan securitization, we do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities below). In a resecuritization, we retain an interest in a subordinated security that represents the right to receive the cash flows on the underlying mortgage security collateral after the senior bonds have been satisfied. As previously discussed, the gain recognized upon securitization (or resecuritization) depends on, among other things, the estimated fair value of the components of the securitization (or resecuritization) – the loans or mortgage securities transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization (or resecuritization) components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment. The valuation of mortgage securities is based on the present value of future expected cash flows to be received (see Mortgage Securities discussion below). The rate used to discount the cash flow projections is critical in the evaluation of our mortgage securities. Management uses internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows.

For purposes of valuing our mortgage securities, it is important to know that in recent securitization transactions we not only have transferred loans to the trust, but we have also transferred interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction, as discussed under “Net Interest Income”, “Interest Rate/Market Risk” and “Hedging”, we enter into interest rate swap or cap agreements to reduce interest rate risk. We use interest rate cap and swap contracts to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. Certain interest rate agreements are then transferred into the trust at the time of securitization. The trust assumes the interest rate agreements and, therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

Another important factor in valuing our mortgage securities is that a significant portion of the underlying mortgage loan collateral is covered by mortgage insurance. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. The trust legally assumes the responsibility to pay the mortgage insurance premiums; therefore, we have no obligation to pay these insurance premiums. We discuss mortgage insurance premiums under the heading “Premiums for Mortgage Loan Insurance”.

The weighted average discount rates used in the initial valuation of mortgage securities for the nine months ended September 30, 2003 and 2002 were 33% and 30%, respectively. If the discount rate used in the initial valuation of our mortgage securities in 2003 had been increased by 500 basis points, the initial value of our mortgage securities would have decreased by $12.3 million and the gain recognized on the transfer of mortgage loans in securitizations would have decreased by $12.2 million. If we would have decreased the discount rate used in the initial valuation of our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $14.1 million and the gain recognized on the transfer of mortgage loans in securitizations would have increased by $13.6 million.

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

Our average security yield decreased to 34.4% for the nine months ended September 30, 2003 from 39.4% for the same period of 2002 (see Table 7). Mortgage securities income has increased from $35.7 million for the nine months ended September 30, 2002 to $68.3 million for the same period of 2003 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2003 had been increased or decreased by 10%, net income during the first nine months of 2003 would have increased by $15.0 million and decreased by $11.8 million, respectively.

As of September 30, 2003, the weighted average discount rate used in valuing our mortgage securities was 29% compared to 25% at December 31, 2002. The weighted-average constant prepayment rate used in valuing our mortgage securities as of September 30, 2003 was 28 versus 40 as of December 31, 2002. If the discount rate used in valuing our mortgage securities as of September 30, 2003 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $19.6 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $22.3 million.

Financial Condition as of September 30, 2003 and December 31, 2002

Mortgage Loans. Our balance sheet consists primarily of mortgage loans we have originated. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” A portion of our loans serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of September 30, 2003 was $106.8 million compared to $149.9 million as of December 31, 2002.

Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans – held-for-sale and short-term borrowings between September 30, 2003 and December 31, 2002 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions. Details regarding loan originations during 2003 as well as mortgage loans sold can be found in the “Mortgage Loan Production” and “Gains on Sales of Mortgage Assets and Losses on Derivative Instruments” sections of this document, respectively.

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

The operating performance of our mortgage loan portfolio, including net interest income, allowance for credit losses and effects of hedging, are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.” Additional information relating to our loans held-in-portfolio and loans held-for-sale can be accessed via our website at www.novastaris.com. Such information includes a summary of our loans held-in-portfolio and loans held-for-sale by FICO score and geographic concentration. For held-in-portfolio loans, loan performance characteristics such as credit quality and prepayment experience are also available.

Table 1 — Carrying Value of Mortgage Loans

(in thousands)

	September 30, 2003	December 31, 2002
Held-in-portfolio:
Outstanding principal	$106,104	$149,918
Deferred broker premium and costs	2,126	2,994
Allowance for credit losses	(1,420)	(3,036)

Carrying value	$106,810	$149,876

Carrying value as a percent of principal	100.67%	99.97%

Original principal	$1,115,760	$1,115,760

Coupon	10.0%	10.0%

Percent with prepayment penalty	0%	18%

Held-for-sale:
Outstanding principal	$817,191	$972,360
Deferred broker premium and costs	7,082	11,273

Carrying value	$824,273	$983,633

Carrying value as a percent of principal	100.87%	101.16%

Coupon	7.2%	8.0%

Percent with prepayment penalty	77%	81%

Mortgage Securities – Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see Mortgage Servicing Rights under the header “Financial Condition as of September 30, 2003 and December 31, 2002”). As of September 30, 2003 and December 31, 2002, the fair value of our mortgage securities was $337.6 million and $178.9 million, respectively. During the first nine months of 2003, we executed securitizations totaling $3.7 billion in mortgage loans and retained mortgage securities with a value of $216.8 million. See Table 2 for a summary of the activity in our mortgage securities portfolio.

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

In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flows of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. The cash flows we receive on our mortgage securities will be the net of the gross coupon and the bond cost less administrative costs (servicing and trustee fees) and the cost of mortgage insurance. Additionally, the trust is a party to interest rate agreements. Our cash flow will include (exclude) payments from (to) the interest rate agreement counterparty. Table 3 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

During the past two years, interest expense on asset-backed bonds has been unexpectedly low. As a result, the spread between the coupon interest and the bond cost has been unusually high. As a result, our cost basis in many of our mortgage securities has been significantly reduced. For example, our cost basis in NMFT Series 2001-1 has been reduced to zero (see Table 3). When our cost basis in the retained securities (interest only, prepayment penalty and subordinated securities) reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Additional information relating to our loans collateralizing our mortgage securities can be accessed via our website at www.novastaris.com. Such information includes a summary of our loans collateralizing our mortgage securities by FICO score and geographic concentration, as well as, loan performance characteristics such as credit quality and prepayment experience.

Table 2 — Rollforward of Mortgage Securities

(dollars in thousands)

	Cost	Unrealized gain (loss)	Estimated fair value of mortgage securities
As of December 31, 2002	$102,665	$76,214	$178,879
Increases (decreases) to mortgage securities
New securities retained in securitizations (A)	211,708	5,103	216,811
Accretion of income	68,286	—	68,286
Proceeds from paydowns of securities	(133,628)	—	(133,628)
Mark-to-market value adjustment	—	7,284	7,284

Net increase to mortgage securities	146,366	12,387	158,753

As of September 30, 2003	$249,031	$88,601	$337,632

(A)	See Note 3 of the consolidated financial statements for further discussion.

Table 3 — Valuation of Individual Mortgage Securities and Assumptions

(dollars in thousands)

	Cost	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
September 30, 2003:
NMFT 1999-1
Subordinated securities	$6,014	$(423)	$5,591	25%	44%	4.7%	17%	30%	2.5%

NMFT 2000-1
Interest only	—	2,518	2,518
Prepayment penalty	—	297	297
Subordinated securities	296	926	1,222

	296	3,741	4,037	25	46	1.1	15	27	1.0

NMFT 2000-2
Interest only	—	4,054	4,054
Prepayment penalty	—	411	411
Subordinated securities	744	1,948	2,692

	744	6,413	7,157	25	52	1.0	15	28	1.0

NMFT 2001-1
Interest only	—	8,073	8,073
Prepayment penalty	—	793	793
Subordinated securities	—	1,890	1,890

	—	10,756	10,756	25	50	1.1	20	28	1.2

NMFT 2001-2
Interest only	1,120	19,501	20,621
Prepayment penalty	117	2,042	2,159
Subordinated securities	182	3,160	3,342

	1,419	24,703	26,122	25	48	1.0	25	28	1.2

NMFT 2002-1
Interest only	8,548	7,468	16,016
Prepayment penalty	1,204	1,052	2,256
Subordinated securities	2,369	2,069	4,438

	12,121	10,589	22,710	25	36	1.3	30	28	1.7

NMFT 2002-2
Interest only	7,857	2,711	10,568
Prepayment penalty	1,322	456	1,778
Subordinated securities	2,181	752	2,933

	11,360	3,919	15,279	25	36	1.8	30	24	1.6

NMFT 2002-3
Interest only	22,000	9,132	31,132
Prepayment penalty	2,623	1,089	3,712
Subordinated securities	2,744	1,140	3,884

	27,367	11,361	38,728	25	28	1.0	30	22	1.0

NMFT 2003-1
Interest only	54,208	7,508	61,716
Prepayment penalty	5,665	785	6,450
Subordinated securities	6,599	914	7,513

	66,472	9,207	75,679	25	24	2.7	30	21	2.4

NMFT 2003-2
Interest only	67,135	6,521	73,656
Prepayment penalty	5,039	489	5,528
Subordinated securities	150	15	165

	72,324	7,025	79,349	37	21	2.9	37	21	2.8

NMFT 2003-3
Interest only	46,067	1,185	47,252
Prepayment penalty	3,066	79	3,145
Subordinated securities	1,781	46	1,827

	50,914	1,310	52,224	30	19	2.9	30	19	2.9

Total	$249,031	$88,601	$337,632

(A)	Represents expected credit losses for the entire life of the securitization.

	Cost	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
December 31, 2002:
NMFT 1999-1
Subordinated securities	$5,791	$(1,541)	$4,250	25%	38%	4.2%	17%	30%	2.5%

NMFT 2000-1
Interest only	984	3,089	4,073
Prepayment penalty	273	370	643
Subordinated securities	299	1,041	1,340

	1,556	4,500	6,056	25	53	1.0	15	27	1.0

NMFT 2000-2
Interest only	1,355	5,331	6,686
Prepayment penalty	379	620	999
Subordinated securities	792	1,629	2,421

	2,526	7,580	10,106	25	57	1.1	15	28	1.0

NMFT 2001-1
Interest only	1,766	10,263	12,029
Prepayment penalty	311	1,806	2,117
Subordinated securities	324	1,886	2,210

	2,401	13,955	16,356	25	59	1.4	20	28	1.2

NMFT 2001-2
Interest only	10,295	20,806	31,101
Prepayment penalty	2,007	4,055	6,062
Subordinated securities	1,315	2,658	3,973

	13,617	27,519	41,136	25	53	1.2	25	28	1.2

NMFT 2002-1
Interest only	14,925	6,306	21,231
Prepayment penalty	2,491	1,053	3,544
Subordinated securities	3,343	1,413	4,756

	20,759	8,772	29,531	25	38	1.3	30	28	1.7

NMFT 2002-2
Interest only	13,941	3,650	17,591
Prepayment penalty	1,764	462	2,226
Subordinated securities	2,443	639	3,082

	18,148	4,751	22,899	25	29	1.6	30	24	1.6

NMFT 2002-3
Interest only	31,729	8,947	40,676
Prepayment penalty	3,057	862	3,919
Subordinated securities	3,081	869	3,950

	37,867	10,678	48,545	25	24	1.0	30	22	1.0

Total	$102,665	$76,214	$178,879

(A)	Represents expected credit losses for the entire life of the securitization.

Corporate Advances to Borrowers. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc. and aggregated $17.1 million as of September 30, 2003 compared with $11.9 million as of December 31, 2002. These balances will generally increase as our assets and loan servicing balances increase.

Mortgage Servicing Rights. As discussed under Mortgage Securities – Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of September 30, 2003, we have $16.0 million in capitalized mortgage servicing rights compared with $7.9 million as of December 31, 2002. The value of the mortgage servicing rights we retained in our securitizations during the first nine months of 2003 was $14.3 million. Amortization of mortgage servicing rights was $6.2 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Assets Acquired through Foreclosure. As of September 30, 2003, we had 67 properties in real estate owned with a carrying value of $5.8 million compared to 69 properties with a carrying value of $5.9 million as of December 31, 2002. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income and are detailed under the heading “Gains on Sales of Mortgage Assets and Losses on Derivative Instruments”.

Other Assets. Included in other assets is collateral required under the terms of our derivative instrument contracts, derivative instrument market values, fixed assets, receivables from securitizations and other miscellaneous assets. Deposits with our derivative counterparties were $26.6 million as of September 30, 2003 compared with $30.3 million as of December 31, 2002. The market value of the interest rate swaps offset the deposits by $15.3 million and $19.0 million as of September 30, 2003 and December 31, 2002, respectively. These balances will generally decrease as interest rates rise and increase when interest rates fall. Also included in other assets at September 30, 2003 and December 31, 2002 are fixed assets, net of accumulated depreciation of $14.8 million and $5.4 million, respectively. Fixed assets have increased primarily due to purchases of furniture and fixtures, computer equipment and office equipment related to the growth in the number of our employees. Our receivables from securitizations were $15.9 million and $0.6 million at September 30, 2003 and December 31, 2002, respectively. These receivables represent cash due to us when we deliver the remaining $649.5 million in loans collateralizing NMFT 2003-3 in December 2003 as well as cash due to us on our mortgage securities.

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flow from operating, investing and other financing activities and equity transactions. Amounts outstanding and available for borrowing as of September 30, 2003 are listed in Table 4.

Table 4 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$70,148
Lines of credit and mortgage and securities repurchase facilities	$3,075,000	$970,897	$960,984	$9,913

Total.	$3,075,000	$970,897	$960,984	$80,061

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

On November 5, 2002 we resecuritized interest-only and prepayment penalty securities and issued NovaStar CAPS Certificate Series 2002-C1 in the amount of $68 million. On July 2, 2003, we resecuritized interest-only, prepayment penalty and subordinated mortgage securities of NMFT 2003-2 and issued NovaStar NIMS Certificate Series 2003-N1 in the amount of $54 million. The resecuritizations were structured as secured borrowings for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was considered financing for the mortgage securities.

The following table summarizes our short-term borrowings and asset-backed bonds related to our mortgage securities, mortgage loans held-for-sale and mortgage loans held-in-portfolio as of September 30, 2003 and December 31, 2002. The interest expense related to these borrowings is summarized in Table 8.

Table 5 — Summary of Short-term Borrowings and Asset-backed Bonds

(in thousands)

	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
As of September 30, 2003
Short-term borrowings (A)	$205,904	$755,080	—	$960,984
Asset-backed bonds	$62,089	—	$101,517	$163,606

As of December 31, 2002
Short-term borrowings (A)	$98,064	$927,472	—	$1,025,536
Asset-backed bonds	$56,233	—	$143,459	$199,692

(A)	Primarily includes mortgage loan and securities repurchase agreements.

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities is the provision for removal of loans from securitization trusts, accrued payroll, income taxes payable and other liabilities. A provision within the trust for each of our securitization transactions gives us the right, not the obligation, to repurchase loans from the trust that are between 90 and 119 days delinquent. In accordance with SFAS 140, we are required to record the loans that meet this definition and a corresponding liability to the trust on our balance sheet at fair value. As of September 30, 2003 and December 31, 2002, our liability related to this provision was $17.1 million and $11.5 million, respectively. This liability should generally increase as we continue to securitize the loans we originate. Our accrued payroll increased from $9.2 million at December 31, 2002 to $17.2 million at September 30, 2003 due primarily to our growth in number of employees. Our income tax liability was $5.8 million and $0.9 million as of September 30, 2003 and December 31, 2002, respectively. This increase is attributable to the increase in income before taxes of NFI Holding Corporation.

Stockholders’ Equity. The increase in our stockholders’ equity as of September 30, 2003 compared to December 31, 2002 is a result of the following:

•	$69.7 million increase due to net income recognized for the nine months ended September 30, 2003.

•	$14.1 million increase due to increase in unrealized gains on mortgage securities classified as available-for-sale.

•	$7.2 million increase due to net settlements on cash flow hedges reclassified to earnings.

•	$1.9 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

•	$38.3 million increase due to issuance of common stock.

•	$8.1 million increase due to compensation recognized under stock option plan.

•	$1.1 million increase due to exercise of stock options.

•	$83.7 million decrease due to dividends accrued or paid on common stock.

•	$0.1 million increase due to forgiveness of founders’ notes receivable.

Mortgage Loan Production

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and have generated gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize.

Our non-conforming loans are originated through a network of mortgage brokers throughout the United States. Approximately 5,400 brokers are active customers and approximately 13,800 are approved. Loans are underwritten and funded in centralized facilities. We have a sales force of 248 account executives that operate in 42 states, allowing us to mitigate the risk of geographical concentrations of credit risk.

The following tables summarize our loan production. The gains we have recognized are discussed under “Results of Operations”. Additionally, we discuss our cost of production under “General and Administrative Expenses” under “Results of Operations”.

Table 6 — Non-conforming Loan Originations

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	Credit Rating (A)	Coupon
2003:
Third quarter	10,415	$1,491,476	$143,205	101.1%	77%	5.41	7.1%	75%
Second quarter	8,925	1,259,546	141,126	101.3	78	5.82	7.2	78
First quarter	6,426	912,599	142,017	101.3	78	5.73	7.5	80

Total	25,766	$3,663,621	$142,188	101.2%	78%	5.63	7.2%	77%

2002:
Fourth quarter	6,597	$950,018	$144,008	101.3%	78%	5.68	7.6%	78%
Third quarter	4,271	570,138	133,490	101.2	80	5.50	8.4	81
Second quarter	3,983	500,617	125,688	101.0	80	5.56	9.1	81
First quarter	3,602	471,994	131,037	101.0	80	5.45	9.0	84

Total	18,453	$2,492,767	$135,087	101.1%	79%	5.57	8.3%	80%

(A)	AAA=7, AA=6, A=5, A-=4, B=3, C=2, D=1

Results of Operations for the Nine and Three Months Ended September 30, 2003 Compared with the Nine and Three Months Ended September 30, 2002

During the nine and three months ended September 30, 2003, we earned net income of $69.7 million, $6.23 per diluted share, and $24.3 million, $2.11 per diluted share, compared with net income of $31.5 million, $2.90 per diluted share, and $12.2 million, $1.14 per diluted share, for the same period of 2002.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on the sales and securitizations of mortgage loans. Earnings increased during 2003 as compared to 2002 due primarily to higher volume of average mortgage securities held. Additionally, larger lending volumes generate higher gains on sales and securitizations of loans as well as fees from borrowers for loan-related services.

Net Interest Income

Our securities primarily represent our ownership in the net cash flows of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased dramatically over the past two years, the net cash flows we have received has increased correspondingly. On the other hand, the coupon on the mortgage loan collateral has adjusted more slowly. Therefore, the yields (rate of accrual) on our older securities significantly increased during 2001 and 2002. For our newer securities, since the average coupon on the underlying mortgage loan collateral has adjusted downward, our overall yields are much lower as compared to the yields on the older securities. As a result of these factors, as shown in Table 7, we experienced a decrease in the average yield on our securities from 39.4% for the nine months ended September 30, 2002 to 34.4% for the same period of

2003 and a decrease on our average yield on our securities from 35.0% for the three months ended September 30, 2002 to 33.3% for the three months ended September 30, 2003.

The overall dollar volume of interest income has increased because the size of our mortgage securities portfolio has increased significantly during the past nine months. As shown in Tables 7 and 8, the average value of our mortgage securities increased from $120.6 million during the nine months ended September 30, 2002 to $264.9 million during the nine months ended September 30, 2003. The average balance of mortgage loans collateralizing our securities increased from $1.9 billion to $3.7 billion during those periods. We expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

As previously discussed, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change.

Net interest income on loans in portfolio represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. Net interest income before recovery of credit losses from loans in portfolio increased from $17.0 million and $6.3 million for the nine and three months ended September 30, 2002 to $31.4 million and $9.4 million for the same periods of 2003, respectively. The net interest income from loans in portfolio is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse.

Future net interest income will be dependent upon the size and volume of our mortgage securities and loan portfolios and economic conditions.

Table 7 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the nine and three months ended September 30, 2003 and 2002.

Table 7 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Average fair market value of mortgage securities	$264,880	$120,593	$319,282	$158,739
Average borrowings	$204,934	$77,126	$248,838	$94,229

Interest income	$68,286	$35,658	$26,611	$13,872
Interest expense	5,942	1,553	2,575	647

Net interest income	$62,344	$34,105	$24,036	$13,225

Yields:
Interest income	34.4%	39.4%	33.3%	35.0%
Interest expense	3.9	2.7	4.1	2.8

Net interest spread	30.5%	36.7%	29.2%	32.2%

Net Yield	31.4%	37.7%	30.1%	33.3%

All of NovaStar’s portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 8 attempts to look through the balance sheet presentation of the Company’s portfolio income and present income as a percentage of average assets under management. This metric allows the Company to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

The net interest income for mortgage securities, mortgage loans held-for-sale and mortgage loans held-in-portfolio reflect the income after interest expense, hedging, servicing, prepayment penalty income and credit expense (mortgage insurance and provision to loss reserve). Table 8 shows the net yield in both assets under management and the return on assets during the nine and three months ended September 30, 2003 and 2002.

Table 8 — Loans Under Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
For the Nine Months Ended:
September 30, 2003
Interest Income	$68,286	$47,172	$8,644	$124,102
Interest Expense:
Short-term borrowings (A)	2,163	15,524	—	17,687
Asset-backed bonds	3,779	—	1,848	5,627
Cash flow hedging net settlements	—	2,124	4,961	7,085

Total Interest Expense	5,942	17,648	6,809	30,399

Net interest income before other income (expense)	62,344	29,524	1,835	93,703
Other income (expense) (B)	—	(7,391)	170	(7,221)

Net interest income	$62,344	$22,133	$2,005	$86,482

Average balance of the underlying loans	$3,717,057	$825,177	$123,245	$4,665,479
Net interest yield on assets	2.24%	3.58%	2.17%	2.47%

September 30, 2002
Interest Income	$35,658	$21,892	$12,969	$70,519
Interest Expense:
Short-term borrowings (A)	1,553	6,999	—	8,552
Asset-backed bonds	—	—	3,376	3,376
Cash flow hedging net settlements	—	1,071	6,378	7,449

Total Interest Expense	1,553	8,070	9,754	19,377

Net interest income before other income (expense)	34,105	13,822	3,215	51,142
Other income (expense) (B)	—	(10,019)	(703)	(10,722)

Net interest income	$34,105	$3,803	$2,512	$40,420

Average balance of the underlying loans	$1,949,195	$324,781	$180,910	$2,454,886
Net interest yield on assets	2.33%	1.56%	1.85%	2.20%

(A)	Primarily includes mortgage loan and securities repurchase agreements.
(B)	Other income (expense) includes servicing expense, prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision to loss reserve).

	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
For the Three Months Ended:
September 30, 2003
Interest Income	$26,611	$14,551	$2,628	$43,790
Interest Expense:
Short-term borrowings (A)	794	5,002	—	5,796
Asset-backed bonds	1,781	—	478	2,259
Cash flow hedging net settlements	—	746	1,520	2,266

Total Interest Expense	2,575	5,748	1,998	10,321

Net interest income before other income (expense)	24,036	8,803	630	33,469
Other income (expense) (B)	—	(2,497)	535	(1,962)

Net interest income	$24,036	$6,306	$1,165	$31,507

Average balance of the underlying loans	$4,751,484	$770,687	$109,118	$5,631,289
Net interest yield on assets	2.02%	3.27%	4.27%	2.24%

September 30, 2002
Interest Income	$13,872	$8,827	$3,861	$26,560
Interest Expense:
Short-term borrowings (A)	647	2,703	—	3,350
Asset-backed bonds	—	—	1,008	1,008
Cash flow hedging net settlements	—	549	2,145	2,694

Total Interest Expense	647	3,252	3,153	7,052

Net interest income before other income (expense)	13,225	5,575	708	19,508
Other income (expense) (B)	—	(3,184)	(21)	(3,205)

Net interest income	$13,225	$2,391	$687	$16,303

Average balance of the underlying loans	$2,213,170	$378,016	$164,352	$2,755,538
Net interest yield on assets	2.39%	2.53%	1.67%	2.37%

(A)	Primarily includes mortgage loan and securities repurchase agreements.
(B)	Other income (expense) includes servicing expense, prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision to loss reserve).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses related to these agreements for the nine and three months ended September 30, 2003 of $7.1 million and $2.3 million, respectively, as compared to the nine and three months ended September 30, 2002 of $7.4 million and $2.7 million, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Recovery of Credit Losses

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

During the nine months ended September 30, 2003 and 2002 we had recovery of credit losses of $1.1 million and $629,000 respectively and incurred net charge-offs of $478,000 and $1.6 million, respectively. A rollforward of the allowance for credit losses is presented in Table 9.

Table 9 — Quarterly Activity - Allowance for Credit Losses

(in thousands)

	2003			2002
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$2,444	$2,827	$3,036	$3,312	$4,014	$5,343	$5,557
Provision for credit losses (recoveries)	(875)	(171)	(92)	197	(383)	(379)	133
Amounts charged off, net of recoveries	(149)	(212)	(117)	(473)	(319)	(950)	(347)

Ending balance	$1,420	$2,444	$2,827	$3,036	$3,312	$4,014	$5,343

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

Prepayment penalty income are the fees we require the borrower to pay if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on 80% of the unpaid principal at prepayment. Prepayment penalty income was $289,000 and $34,000 during the nine and three months ended September 30, 2003, respectively, compared to $312,000 and $89,000 for the same period of 2002.

Fee income increased from $24.9 million and $10.1 million for the nine and three months ended September 30, 2002, respectively, to $52.7 million and $18.5 million for the same period of 2003 due to the following reasons:

•	Loans originated increased from $1.7 billion and $0.6 billion for the nine and three months ended September 30, 2002, respectively, to $4.4 billion and $1.8 billion for the same period of 2003.

•	Our servicing portfolio increased from $2.9 billion to $6.2 billion for the nine months ended September 30, 2002 and 2003, respectively.

•	The number of NHMI LLC branches increased from 176 in the third quarter 2002 to 411 in the third quarter 2003.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the nine months ended September 30, 2003 and 2002. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 11 provides a summary of mortgage loans sold outright and transferred in securitizations.

For mortgage loans transferred in securitizations and accounted for as sales, we allocate our basis in the mortgage loans between the portion of the mortgage loans sold and the retained assets, securities and servicing rights, based on the relative fair values of those portions at the time of sale. The values of these servicing assets are determined by discounting estimated future cash flows using the cash flow method. The weighted average assumptions used for the valuation of our retained assets at the time of securitization were a constant prepayment rate of 23, projected losses of 2.0% and a discount rate of 29%.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates decreased from December 31, 2002 to September 30, 2003, we recognized a loss of $32.3 million, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments.

Table 10 provides the components of our gains on sales of mortgage assets and losses on derivative instruments.

Table 10 — Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Gains on sales of mortgage loans transferred in securitizations	$99,198	$35,433	$32,853	$16,893
Gains on sales of mortgage loans to third parties – nonconforming	3,404	2,235	428	(151)
Gains on sales of mortgage loans to third parties – conforming	6,743	934	1,591	781
Losses on sales of real estate owned	(1,683)	(686)	(684)	(230)

Gains on sales of mortgage assets	107,662	37,916	34,188	17,293
Losses on derivatives	(32,330)	(30,313)	(8,144)	(16,167)

Net gains on sales of mortgage assets and derivative instruments	$75,332	$7,603	$26,044	$1,126

Table 11 — Quarterly Mortgage Loan Sales (A)

(dollars in thousands)

	Outright Mortgage Loan Sales
	Principal Amount	Percent of Total Sales	Net Gain (Loss) Recognized	Weighted Average Price To Par
2003:
Third quarter	$27,085	2.1%	$428	102.7
Second quarter	12,057	0.9	101	105.3
First quarter	112,068	9.4	2,875	104.3

Total	$151,210	4.0%	$3,404	104.1

2002:
Fourth quarter	$986	0.3%	$64	102.5
Third quarter	13,727	3.3	(151)	100.2
Second quarter	80,421	16.2	1,332	103.0
First quarter	47,025	10.6	1,054	103.5

Total	$142,159	8.4%	$2,299	102.9

	Mortgage Loans Transferred in Securitizations
					Assumptions Underlying Initial Value of Mortgage Securities
	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2003:
Third quarter	$1,251,016	97.9%	$32,853	$73,798	20	33%	2.83%
Second quarter	1,314,733	99.1	41,389	73,273	21	36	2.68
First quarter	1,084,906	90.6	24,956	69,740	21	30	2.40

Total	$3,650,655	96.0%	$99,198	$216,811	21	33%	2.65%

2002:
Fourth quarter	$346,043	99.7%	$12,461	$18,415	22	30%	1.00%
Third quarter	403,960	96.7	16,893	21,498	22	30	1.00
Second quarter	414,874	83.8	14,959	29,048	25	30	1.61
First quarter	395,124	89.4	3,581	23,942	28	30	1.65

Total	$1,560,001	91.6%	$47,894	$92,903	24	30%	1.33%

(A)	Does not include conforming loan sales.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $2.7 million and $653,000 for the nine and three months ended September 30, 2003, respectively, compared with $1.7 million and $595,000 for the same period of 2002. We received mortgage insurance proceeds on claims filed of $1.4 million and $1.8 million during the first nine months of 2003 and 2002, respectively.

Many of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate and securitize mortgage loans. The percentage of loans with mortgage insurance has decreased in 2003 and generally should be near 50% in the future. For the 2003-1, 2003-2 and 2003-3 securitizations, the mortgage loans that were transferred into the trusts had mortgage insurance coverage at the time of transfer of 63%, 52% and 45%, respectively. We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage on a substantial portion of our future production to the extent we deem it is warranted.

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

The increase in general and administrative expenses from $54.6 million and $19.7 million during the nine and three months ended September 30, 2002, respectively, to $137.4 million and $48.3 million for the same period in 2003 is attributable to our new conforming and retail lines of businesses, growth in our wholesale business and our expanding servicing operations. As a result of this growth, we employed 1,410 people as of September 30, 2003, compared with 732 as of September 30, 2002. Note 6 to the consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment.

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

Table 12 — Wholesale Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2003:
Third quarter.	1.59	0.61	2.20
Second quarter.	1.71	0.72	2.43
First quarter.	1.85	0.75	2.60

2002:
Fourth quarter.	1.74	0.92	2.66
Third quarter.	2.03	0.86	2.89
Second quarter.	2.13	0.58	2.71
First quarter.	2.01	0.61	2.62

Mortgage Loan Servicing

Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Non-conforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our nine and three month annualized costs of servicing per unit decreased from $320 and $369 for the respective periods ended September 30, 2002 to $282 and $308 for the same periods of 2003.

Table 13 — Summary of Servicing Operations

(dollars in thousands except per loan cost)

	2003
	September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%
Unpaid principal	$6,161,345		$5,145,005		$4,212,986

Number of loans	46,692		39,452		32,835

Servicing income, net of amortization of mortgage servicing rights	$2,711	0.18	$2,675	0.21	$2,536	0.24
Costs of servicing	3,591	0.23	3,108	0.24	3,178	0.30

Net servicing income	$(880)	(0.05)	$(433)	(0.03)	$(642)	(0.06)

Annualized costs of servicing per unit	$308		$315		$387

	2002
	December 31		September 30		June 30		March 31
	Amount	%	Amount	%	Amount	%	Amount	%
Unpaid principal	$3,657,640		$2,911,263		$2,558,407		$2,307,620

Number of loans	28,849		23,757		21,379		19,593

Servicing income, net of amortization of mortgage servicing rights	$2,478	0.27	$2,261	0.31	$1,773	0.28	$1,675	0.29
Costs of servicing	2,181	0.24	2,194	0.30	1,791	0.28	1,538	0.27

Net servicing income	$297	0.03	$67	0.01	$(18)	0.00	$137	0.02

Annualized costs of servicing per unit	$302		$369		$335		$314

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

As of September 30, 2003 there were a total of 420 active branches, 9 of these were NHMI branches and 411 were NHMI LLC branches. As of September 30, 2002 there were a total of 184 active branches, 8 of these were NHMI branches and 176 were NHMI LLC branches.

The NHMI and LLC branch offices offer conforming and non-conforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage, Inc. (NMI). Of the $4.4 billion and $1.7 billion loans NMI originated, 28% and 19% were brokered from the branches during the nine months ended September 30, 2003 and 2002, respectively.

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

Below is a summary of the taxable net income available to common shareholders for the nine and three months ended September 30, 2003 and 2002.

Table 14 — Estimated Taxable Net Income

(dollars in thousands)

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2003		2002	2003	2002
Consolidated net income	$69,714		$31,510	$24,273	$12,199
Equity in net (income) loss of NFI Holding Corp.	(16,639)		9,610	(6,575)	5,687

REIT GAAP income	53,075		41,120	17,698	17,886
Adjustments to GAAP income	39,374		(16,304)	14,486	(2,279)

Estimated taxable net income	92,449		24,816	32,184	15,607

Estimated taxable net income per common shareholder	$8.10		$2.38	$2.81	$1.50

Dividends declared per common shareholder	$7.58	(A)	$2.70	$2.50	$1.00

(A)	On January 29, 2003, a $0.33 special dividend related to 2002 taxable income was declared per common share.

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

NFI Holding Corporation, a wholly owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported net income (loss) before income taxes of $30.8 million and $(11.8) million for the nine months ended September 30, 2003 and 2002, respectively. As shown in our statement of income, this resulted in income tax expense (benefit) of $14.2 million and $(2.2) million for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 4, we have $80.1 million in immediately available funds, including $70.1 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal - must come from other cash inflows. We use operating cash inflow in the form of cash flow from mortgage securities, principal and interest on mortgage loans and fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $4.0 billion in loans, assuming no other demands on cash and assuming a 2% “haircut”.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of September 30, 2003 would need to decline by more than 9% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of September 30, 2003, we have approximately $26.6 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

Cash activity during the nine months ended September 30, 2003 and 2002 is presented in the consolidated statement of cash flows.

As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $168 million in net proceeds through private and public equity offerings. Equity offerings provide another avenue as a future liquidity source.

Off Balance Sheet Arrangements

As discussed previously, we pool the loans we originate and securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. Our ability to use the securitization capital market is critical to the operations of our business. Table 3 summarizes our off balance sheet securitizations.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As commitments to originate, purchase and sell non-conforming loans are not readily convertible to cash and cannot readily be settled net, these commitments do not meet the definition of a derivative under accounting principles generally accepted in the United States of America. Accordingly, they are not recorded in the consolidated financial statements. As of September 30, 2003, we had outstanding commitments to originate loans of $270 million. We had no commitments to sell or purchase loans at September 30, 2003.

On September 16, 2003, we executed a securitization transaction accounted for as a sale of loans. We delivered $850.5 million in loans collateralizing NMFT Series 2003-3 (see Note 3). As of September 30, 2003, we had committed to deliver an additional $649.5 million in loans collateralizing NMFT Series 2003-3, which are scheduled to be delivered by December 12, 2003.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of September 30, 2003.

Table 15 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$960,984	$960,984	—	—	—
Long-term debt (A)	$163,606	$112,230	$31,898	$11,877	$7,601
Operating leases	$29,706	$6,543	$9,759	$8,889	$4,515

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments.

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

Impact of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 133 Implementation Issues that are effective for fiscal quarters beginning prior to June 15, 2003 will continue to be effective based on their respective effective dates, and the paragraphs relating to forward purchases or sales of “when issued” or other securities that do not yet exist would be applicable to both existing transactions as well as new transactions entered into after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of Company’s second quarter consolidated financial statements. The Company’s adoption of SFAS No. 150 did not have a significant impact on its consolidated financial statements.

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

Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 2003, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own, adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 16 - Interest Rate Sensitivity-Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200)(C)	(100)	Base	100	200
As of September 30, 2003:
Interest margin	N/A	$292,842	$253,248	$210,574	$166,087
Expense from interest rate agreements	N/A	(68,522)	(41,342)	(13,025)	16,117

Net interest income	N/A	$224,320	$211,906	$197,549	$182,204

Percent change in net interest income from base	N/A	5.9%	—	(6.8)%	(14.0)%

Percent change of capital (B)	N/A	5.0%	—	(5.8)%	(11.9)%

As of December 31, 2002:
Interest margin	N/A	$168,379	$150,150	$130,828	$109,984
Expense from interest rate agreements	N/A	(42,284)	(32,949)	(20,573)	(6,060)

Net interest income	N/A	$126,095	$117,201	$110,255	$103,924

Percent change in net interest income from base	N/A	7.6%	—	(5.9)%	(11.3)%

Percent change of capital (B)	N/A	4.9%	—	(3.8)%	(7.2)%

(A)	Interest margin (income from assets less expense from liabilities) or expense from interest rate agreement in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of September 30, 2003 and December 31, 2002.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 17 - Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate(A)
	(200)(C)	(100)	100	200
As of September 30, 2003:
Change in market values of:
Assets	N/A	$81,369	$(116,346)	$(261,543)
Liabilities	N/A	(4,245)	5,204	10,665
Interest rate agreements	N/A	(86,230)	94,966	202,999

Cumulative change in market value	N/A	$(9,106)	$(16,176)	$(47,879)

Percent change of market value portfolio equity (B)	N/A	(3.2)%	(5.7)%	(17.0)%

As of December 31, 2002:
Change in market values of:
Assets	N/A	$16,449	$(49,343)	$(119,232)
Liabilities	N/A	(2,311)	2,451	4,969
Interest rate agreements	N/A	(36,249)	37,930	76,873

Cumulative change in market value	N/A	$(22,111)	$(8,962)	$(37,390)

Percent change of market value portfolio equity (B)	N/A	(10.9)%	(4.4)%	(18.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2003 and December 31, 2002.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity Analysis. The values under the heading “Base” are management’s estimates of spread income for assets, liabilities and interest rate agreements on September 30, 2003 and December 31, 2002. The values under the headings “100”, “200”, “(100)” and “(200)” are management’s estimates of the income and change in market value of those same assets, liabilities and interest rate agreements assuming that interest rates were 100 and 200 basis points, or 1 and 2 percent higher and lower. The cumulative change in income or market value represents the change in income or market value of assets, net of the change in income or market value of liabilities and interest rate agreements.

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

Assumptions Used in Interest Rate Sensitivity Analysis. Management uses a variety of estimates and assumptions in determining the income and market value of assets, liabilities and interest rate agreements. The estimates and assumptions have a significant impact on the results of the interest rate sensitivity analysis, the results of which are shown as of September 30, 2003.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of NovaStar Financial, Inc. conclude that NovaStar Financial, Inc.’s disclosure controls and procedures are effective as of September 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

Changes in Internal Control over Financial Reporting. There has been no change in NovaStar Financial, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, NovaStar Financial, Inc.’s internal control over financial reporting.

(a) PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2003, there were no material legal proceedings pending to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters of Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Listing

Exhibit No.	Description of Document

3.1*	Articles of Amendment and Restatement of the Registrant

3.2*	Articles Supplementary of the Registrant

3.3*	Bylaws of the Registrant

3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b)	NovaStar Financial filed the following Form 8-K’s during the three months ended September 30, 2003.

1.	Press Release, dated July 30, 2003 “Novastar Announces Record Earnings Per Share of $2.06 And Dividend of $2.50 For Second Quarter of 2003”. Current report on Form 8-K was filed on August 1, 2003.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 3, 2003	/s/ Scott F. Hartman
Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer

DATE: November 3, 2003	/s/ Rodney E. Schwatken
Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Financial Officer)