Form 10-K
period 2003-12-31
NOVASTAR FINANCIAL INC
filed 2004-03-05
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2004 was approximately $1,310,178,823 as reported by the New York Stock Exchange Composite Transactions on such date.

The number of shares of the Registrant’s Common Stock outstanding on February 29, 2004 was 24,790,517.

Documents incorporated by reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2003.

NOVASTAR FINANCIAL, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1. Business

Overview

We are a Maryland corporation formed on September 13, 1996 as a specialty finance company that originates, invests in and services residential nonconforming loans. We operate through three separate but inter-related units—mortgage lending and loan servicing, mortgage portfolio management and branch operations. We offer a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including government-sponsored entities such as Fannie Mae or Freddie Mac. We retain significant interests in the nonconforming loans we originate through our mortgage securities investment portfolio. Through our servicing platform, we then service all of the loans we retain interests in, in order to better manage the credit performance of those loans.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. Management believes the tax-advantaged structure of a REIT maximizes the after-tax returns from mortgage assets. We must meet numerous rules established by the Internal Revenue Service to retain our status as a REIT. In summary, they require us to:

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

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term portfolio investor.

•	Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements.

•	Earnings are generated from the return on our mortgage securities and spread income on the mortgage loan portfolio.

•	Our mortgage securities include AAA- and non-rated interest only, prepayment penalty, overcollateralization and other subordinated mortgage securities.

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $170.4 million, $107.1 million and $57.9 million in the three years ended December 31, 2003, 2002 and 2001, respectively. Net interest income from the portfolio was $130.1 million, $79.4 million and $30.5 million in the three years ended December 31, 2003, 2002 and 2001, respectively. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

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

In certain circumstances, because we enter into interest rate agreements that do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates drop significantly, the value of our agreements will decrease. As a result, we recognized losses on these derivatives of $30.8 million, $36.8 million and $4.0 million in 2003, 2002 and 2001, respectively.

Mortgage Lending and Loan Servicing

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During 2003, we originated $5.3 billion in nonconforming mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. The loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains on sales of mortgage assets totaling $144.0 million, $53.3 million and $37.3 million during the three years ended December 31, 2003, 2002 and 2001, respectively. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty, overcollateralization and other subordinated securities, along with the right to service the loans.

Our wholly-owned subsidiary, NovaStar Mortgage, Inc., or NovaStar Mortgage, originates primarily nonconforming, single-family residential mortgage loans. In our nonconforming lending operations, we lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. These types of borrowers are generally willing to pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. Because these borrowers typically use the proceeds of the mortgage loans to consolidate debt and to finance home improvements, education and other consumer needs, loan volume is generally less dependent on general levels of interest rates or home sales and therefore less cyclical than conventional mortgage lending.

We have developed a nationwide network of wholesale loan brokers and mortgage lenders who submit mortgage loans to us. Except for NovaStar Home Mortgage brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar entities. Our sales force, which includes 281 account executives in 39 states, develops and maintains relationships with this network of independent retail brokers. As of December 31, 2003, approximately 5,800 brokers are active customers and approximately 13,000 are approved customers.

We underwrite, process, fund and service the nonconforming mortgage loans sourced through our broker network in centralized facilities. Further details regarding the loan originations are discussed under the “Mortgage Loans” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

A significant risk to our mortgage lending operations is liquidity risk – the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse lines of credit and repurchase agreements. In addition, we have access to facilities secured by our mortgage securities. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the consolidated financial statements.

For long-term financing, we fund our mortgage loans using asset-backed bonds (ABB). Primary bonds – AAA through BBB rated – are issued to the public. We retain the interest only, prepayment penalty, overcollateralization and other subordinated bonds. We also retain the right to service the loans. Prior to 1999, our ABB transactions were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on our consolidated balance sheets, and no gain was recorded. Beginning in 1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our consolidated financial statements. We do, however, record the value of the securities and servicing rights we retain. Details regarding ABBs we issued can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 3 and 6 to our consolidated financial statements.

Loan servicing remains a critical part of our business operation. In the opinion of management, maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about company products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $21.1 million, $10.0 million and $4.9 million in loan servicing fee income from the securitization trusts during the three years ended December 31, 2003, 2002 and 2001, respectively. See also “Mortgage Loan Servicing” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage, Inc., or NovaStar Home Mortgage. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The branches must adhere to a strict set of established policies regarding their operations. Net income of the branch is returned to the branch “owner/manager.” We provide administrative functions, including accounting, payroll and human resources, loan investor management and license management services for each branch under separate contractual agreements and we receive a fee for providing these services. As of December 31, 2003 we had 432 active branches in 39 states as compared to 216 active branches in 35 states as of December 31, 2002.

The branch business provides an additional source for mortgage loan originations that, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During 2003 and 2002, our branches brokered $6.4 billion and $2.6 billion, respectively, in loans, of which we funded $1.2 billion and $376 million, respectively, in nonconforming loans. While the branches are not required to use NovaStar Mortgage as their nonconforming lender, they more often choose NovaStar Mortgage over external lenders. We believe the branch personnel will use NovaStar Mortgage so long as NovaStar Mortgage offers a competitive loan product and quality customer service. NovaStar Mortgage is the lender for a significantly higher percent of nonconforming loans initially brokered by the branches as compared to loans brokered by independent retailers.

Following is a diagram of the nonconforming industry in which we operate and our loan production during 2003 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of December 31, 2003 originated prior to 2003, but due to timing were not yet securitized or sold at the end of 2002. Loans originated in 2003 that we have not securitized or sold to unrelated parties as of December 31, 2003 are included in our mortgage loans held-for-sale.

Market in Which NovaStar Operates and Competes

We face intense competition in the business of originating, purchasing, selling and securitizing mortgage loans. The number of market participants is believed to be well in excess of 100 companies who originate nonconforming loans. No single participant holds a dominant share of the lending market. We compete for borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions, thrift institutions and other independent wholesale mortgage lenders. Our principal competition in the business of holding mortgage loans and mortgage securities are life insurance companies, institutional investors such as mutual funds and pension funds, other well-capitalized publicly-owned mortgage lenders and certain other mortgage acquisition companies structured as REITs. Many of these competitors are substantially larger than we are and have considerably greater financial resources than we do.

Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates. To the extent any competitor significantly expands their activities in the nonconforming and subprime market, we could be materially adversely affected.

One of our key competitive strengths is our employees and the level of service they are able to provide our borrowers. We service our nonconforming loans and, in doing so, we are able to stay in close contact with our borrowers and identify potential problems early.

Another key competitive strength is our branch operation. While the branches are free to broker loans for any approved investor, frequently NovaStar Mortgage is the lender for the branch loans. During 2003, the branches brokered $6.4 billion in residential mortgage loans.

We also believe we compete successfully due to our:

•	experienced management team;

•	use of technology to enhance customer service and reduce operating costs;

•	tax advantaged status as a REIT;

•	freedom from depository institution regulation;

•	vertical integration – we broker and/or originate, fund, service and manage mortgage loans;

•	access to capital markets to securitize our assets.

Risk Management

Management recognizes the following primary risks associated with the business and industry in which it operates.

•	Interest Rate/Market

•	Liquidity/Funding

•	Credit

•	Prepayment

Interest Rate/Market Risk

Our investment policy sets the following general goals:

(1)	Maintain the net interest margin between assets and liabilities, and

(2)	Diminish the effect of changes in interest rate levels on our market value

Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale nonconforming mortgage loans. To conserve capital, we may sell loans we originate. Financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as we acquire and retain mortgage loans.

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

Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2003, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected, as the asset rate resets would lag the borrowing rate resets.

Interest Rate Sensitivity Analysis. To assess interest sensitivity as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. The risks are analyzed on both an income and market value basis. The following are summaries of the analysis.

Interest Rate Sensitivity - Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of December 31, 2003:
Net interest income	N/A	$15,546	$(11,393)	$(20,777)

Percent change in net interest income from base	N/A	5.6%	(4.1)%	(7.5)%

Percent change of capital (B)	N/A	5.2%	(3.8)%	(6.9)%

As of December 31, 2002:
Net interest income	N/A	$8,894	$(6,946)	$(13,277)

Percent change in net interest income from base	N/A	7.6%	(5.9)%	(11.3)%

Percent change of capital (B)	N/A	4.9%	(3.8)%	(7.2)%

(A)	Net interest income (income from assets less expense from liabilities and expense from interest rate agreements) in a parallel shift in the yield curve, up and down 1% and 2%.

(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of December 31.

(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of December 31, 2003:
Change in market values of:
Assets	N/A	$99,164	$(135,872)	$(296,278)
Liabilities	N/A	(5,325)	6,245	12,627
Interest rate agreements	N/A	(90,590)	98,484	208,805

Cumulative change in market value	N/A	$3,249	$(31,143)	$(74,846)

Percent change of market value portfolio equity (B)	N/A	1.0%	(9.1)%	(21.9)%

As of December 31, 2002:
Change in market values of:
Assets	N/A	$16,449	$(49,343)	$(119,232)
Liabilities	N/A	(2,311)	2,451	4,969
Interest rate agreements	N/A	(36,249)	37,930	76,873

Cumulative change in market value	N/A	$(22,111)	$(8,962)	$(37,390)

Percent change of market value portfolio equity (B)	N/A	(10.9)%	(4.4)%	(18.4)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.

(B)	Total change in estimated market value as a percent of market value portfolio equity as of December 31.

(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

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

Interest rate cap agreements are legal contracts between us and a third party firm or “counterparty”. The counterparty agrees to make payments to us in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly premium payments or have chosen to pay the premiums at the beginning to the counterparties under contract. Each contract has either a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

The following table summarizes the key contractual terms associated with our interest rate risk management contracts. Substantially all of the pay-fixed swaps and interest rate caps are indexed to one-month and three-month LIBOR.

We have determined the following estimated net fair value amounts by using available market information and appropriate valuation methodologies as of December 31, 2003.

Interest Rate Risk Management Contracts

(dollars in thousands)

	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006
Pay-fixed swaps:	$(8,648)
Contractual maturity		$1,530,000	$265,000	$800,000	$465,000
Weighted average pay rate		2.9%	4.9%	2.3%	2.8%
Weighted average receive rate		1.1%	(A )	(A )	(A )
Interest rate caps:	$6,679
Contractual maturity		$805,144	$155,144	$450,000	$200,000
Weighted average strike rate		1.7%	1.8%	1.6%	2.0%

(A)	The pay-fixed swaps receive rate is indexed to one-month and three-month LIBOR.

Liquidity/Funding Risk

See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of liquidity risks and resources available to us.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities. Nonconforming mortgage loans comprise substantially our entire mortgage loan portfolio and serve as collateral for our mortgage securities. Our nonconforming borrowers include individuals who do not qualify for agency/conventional lending programs because of a lack of conventional documentation or previous credit difficulties, but have considerable equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and reduce the amount of money it takes to service their monthly debt obligations. Our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.

Underwriting staff work under the credit policies established by our Chief Credit Officer. Underwriters are given approval authority only after their work has been reviewed for a period of at least two weeks. Thereafter, the Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All loans in excess of $350,000 currently require the approval of an underwriting supervisor. Our Chief Credit Officer or our President must approve loans in excess of $500,000.

The underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether that payment was 30, 60 or 90 days past due. Factors such as FICO score, bankruptcy and foreclosure fillings, debt-to-income ratio, and loan-to-value ratio are also considered. The credit grade that is assigned to the borrower is a reflection of the borrower’s historical credit and the loan-to-value determined by the amount of documentation the borrower could produce to support income. Maximum loan-to-value ratios for each credit grade depend on the level of income documentation provided by the potential borrower. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

Key to our successful underwriting process is the use of NovaStarIS®. NovaStarIS® is the second generation of our proprietary automated underwriting system. IS provides more consistency in underwriting loans and allows underwriting personnel to focus more of their time on loans that are not initially accepted by the IS system.

Our mortgage loan portfolio by credit grade, all of which are nonconforming can be accessed via our website at www.novastarmortgage.com.

A tool for managing credit risk is to diversify the markets in which we originate and own mortgage loans. Presented via our website at www.novastarmortgage.com is a breakdown of the geographic diversification of our loans. Detail regarding loans charged off are disclosed in Note 2 to the “Financial Statements and Supplementary Data”.

We have purchased mortgage insurance on many of the loans that are held in our portfolio – on the balance sheet and those that serve as collateral for our mortgage securities. Our mortgage insurance provides for coverage to a loan-to-value of 50-55%, which serves to substantially limit our exposure to credit risk. The use of mortgage insurance is discussed under “Premiums for Mortgage Loan Insurance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The majority of our securities are “interest-only” in nature. These securities represent the net cash flow – interest income – on the underlying loans in excess of the cost to finance the loans. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our securities.

We mitigate prepayment risk by originating loans that are originated with a penalty if the borrower repays the loan in the early months of the loan’s life. For the majority of our loans, a prepayment penalty is charged equal to 80% of six months interest on the principal balance that is to be paid in full. As of December 31, 2003, 65% of our loans had a prepayment penalty. Of the loans that serve as collateral for our mortgage securities, 74% had prepayment penalties as of December 31, 2003. During 2003, 77% of the loans we originated had prepayment penalties.

Other Risk Factors

Although management considers the risk components set forth above to be its primary business risks, the following are other risks that should be considered by our investors. Further information regarding these risks is included in our registration statements filed with the Commission.

•	Failure to renew or obtain adequate funding under warehouse facilities and repurchase agreements may harm our lending operations. We are currently dependent upon a limited number of primary credit facilities for funding of our mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements could harm our lending operations and our overall performance. An increase in the cost of financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distributions to our stockholders. In October 1998, the subprime mortgage loan market faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. We faced significant liquidity constraints which harmed our business and our profitability.

•	An interruption or reduction in the securitization and whole loan markets or change in terms offered by these markets would hurt our financial position. We are dependent on the securitization market for the sale of our loans because we securitize loans directly and many of our whole loan buyers purchase our loans with the intention to securitize. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market, the ability to obtain attractive terms or a change in the market’s demand for our loans could have a material adverse effect on our results of operations, financial condition and business prospects.

•	Financing with repurchase agreements may lead to margin calls if the market value of mortgage assets declines. We use repurchase agreements to finance the acquisition of mortgage assets in the short-term. In a repurchase agreement, we sell an asset and agree to repurchase the same asset at some period in the future. Generally, the repurchase agreements we entered into stipulate that we must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the asset. The amount we may borrow under these arrangements is generally 96% to 98% of the asset market value. When asset market values decrease, we are required to repay the margin, or difference in market value. To the extent the market values of assets financed with repurchase agreements decline rapidly, we will be required to meet cash margin calls. If cash is unavailable, we may be forced to default under the terms of the repurchase agreement. In that event, the lender retains the right to liquidate the collateral to settle the amount due from us.

•	Limited access to additional capital may ultimately curtail growth. Cash is required to fund loans we originate as financing arrangements allow us to borrow a percentage, typically 98%, of the mortgage note amount. If we are unable to obtain sufficient cash resources, we may not sustain asset growth.

•	Changes in interest rates may harm our results of operations. Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could harm our ability to acquire mortgage loans in expected volumes. This could result in a decrease in our earnings and our ability to support our fixed overhead expense levels. Interest rate fluctuations may harm our earnings as a result of potential changes in the spread between the interest rates on our borrowings and the interest rates on our mortgage assets. In addition, mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions. Changes in anticipated prepayment rates may harm our earnings.

•	Failure to hedge effectively against interest rate changes may harm our results of operations. We attempt to minimize exposure to interest rate fluctuations by hedging. Asset/liability management hedging strategies involve risk and may not be effective in reducing our exposure to interest rate changes. Moreover, compliance with the REIT provisions of the Code may prevent us from effectively implementing the strategies that we determine, absent such compliance, would best insulate us from the risks associated with changing interest rates.

•

Mortgage insurers may not pay claims resulting in increased credit losses or may in the future change their pricing or underwriting guidelines. We have placed reliance on mortgage insurance to mitigate the risk of credit losses.

However there can be no assurance that the mortgage insurers will continue to have the financial ability to pay all claims presented. In addition, insurers have the right to deny a claim if the loan is not properly serviced or has been improperly originated. We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit.

•	Differences in our actual experience compared to the assumptions that we use to determine the value of our mortgage securities could adversely affect our financial position. Currently, our securitization transactions are structured to be treated as sales for financial reporting purposes and, therefore, result in gain recognition at closing. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities. Gain on sale accounting may create volatile earnings in certain environments, including when loan securitizations are not completed on a consistent schedule. If our actual experience differs materially from the assumptions that we use to determine the value of our mortgage securities, future cash flows, earnings and equity could be negatively affected.

•	Changes in accounting standards might cause us to alter the way we structure or account for securitizations. Changes could be made to current accounting standards which would limit the types of transactions eligible for gain on sale treatment. These changes could cause us to alter the way we either structure or account for securitizations.

•	We face loss exposure due to the underlying real estate. A substantial portion of our mortgage assets consist of single family mortgage loans or mortgage securities evidencing interests in single family mortgage loans. Any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

•	Loans made to nonconforming mortgage borrowers entail relatively higher delinquency and loss rates. Lenders in the nonconforming mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a relatively higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, may result in higher levels of realized losses. Any failure by us to adequately address the risks of nonconforming lending would harm our results of operations, financial condition and business prospects.

•	Current loan performance data may not be indicative of future results. Management uses estimates and assumptions based on actual experience with the mortgage loans. Actual results and the timing of certain events could differ materially from those projected, due to factors including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds and fluctuations in losses due to defaults on mortgage loans. These fluctuations could rise to levels that would harm our profitability.

•	Market factors may limit our ability to acquire mortgage assets at yields that are favorable relative to borrowing costs. Despite management’s experience in the acquisition of mortgage assets and its relationships with various mortgage suppliers, there can be no assurance that we will be able to acquire sufficient mortgage assets from mortgage suppliers which earn interest rates greater than our cost of funds and at levels sufficient to maintain our profitability.

•	Intense competition in the nonconforming mortgage loan industry may result in reduced net income or in revised underwriting standards that would harm our operations. We face intense competition, primarily from commercial banks, thrifts, other independent mortgage lenders and other mortgage REITs. The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the subprime mortgage industry. Any increase in the competition among lenders to originate or purchase nonconforming mortgage loans may result in either reduced interest income on such mortgage loans compared to present levels which may reduce net income or revised underwriting standards permitting higher loan-to-value ratios on properties securing nonconforming mortgage loans which may harm our operations.

•

Our failure to comply with federal, state or local regulation of mortgage lending, of broker compensation programs or of our local branch operations could adversely affect our operations and profitability. As a mortgage lender, we are subject to many laws and regulations. Any failure to comply with these rules and their interpretations or with any future interpretations or judicial decisions could harm our profitability or cause a change in the way we do business. For example, several lawsuits have been filed challenging types of payments made by lenders to brokers, which payments are similar in type to the payments we make to our independent brokers. Similarly, in our branch operations, we allow our branch managers considerable autonomy which could result in greater exposure to third-party claims if our compliance programs are not strictly adhered to.

•	New legislation could restrict our ability to make mortgage loans, which could adversely impact our earnings. Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. Passage of these laws and rules could reduce our loan origination volume. In addition, many whole loan buyers may elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Rating agencies likewise may refuse to rate securities backed by such loans. Accordingly, these laws and rules could severely restrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds and could have a material adverse effect on our business.

•	Should we fail to maintain REIT status, we would be subject to tax as a regular corporation. We conduct a substantial portion of our business through our taxable REIT subsidiaries which creates additional compliance requirements. We must comply with various tests to continue to qualify as a REIT for federal income tax purposes. We conduct a substantial portion of our business through taxable REIT subsidiaries, such as NovaStar Mortgage. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. Our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for some of the REIT qualification tests. While we attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, no assurance can be given that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiary may be denied deductions, to the extent that our dealings with our taxable REIT subsidiaries (such as our receipt of loan guarantee payments) are deemed not to be arm’s length in nature.

•	We have a limited operating history and incurred significant net losses in 1999 and 1998. We have not yet developed an extensive earnings history or experienced a wide variety of interest rate or market conditions. Historical operating performance may be of limited relevance in predicting future performance. We incurred significant net losses in 1999 and 1998.

•	Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of our capital stock to receive a premium for their securities. In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits any person from acquiring or holding, directly or indirectly, shares of capital stock in excess of 9.8% of the outstanding shares. This restriction may inhibit market activity and the resulting opportunity for the holders of our capital stock to receive a premium for their stock that might otherwise exist in the absence of such restrictions.

•	The recent adoption of tax relief legislation could negatively impact the attractiveness of REIT stock as an investment. The recently enacted Jobs and Growth Tax Relief Reconciliation Act of 2003, Pub. Law 108-27, contains a provision to reduce from 38.6% to 15% the maximum rate of income taxation for individuals on dividends paid by most types of tax-paying corporations. Dividends paid by REITs are not eligible for such treatment except in limited circumstances which we do not expect will apply in our case to a material extent. The adoption of this tax relief provision may reduce the appeal of REITs to investors and may have a negative effect on the market value of our stock.

Federal Income Tax Consequences

General. We believe we have complied, and intend to comply in the future, with the requirements for qualification as a REIT under the Code. To the extent that we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on the amount of income or gain that is distributed to shareholders. However, origination and broker operations are conducted through NovaStar Mortgage and NovaStar Home Mortgage, which are owned by NFI Holding – a taxable REIT subsidiary (TRS). Consequently, all of the taxable income of NFI Holding is subject to federal and state corporate income taxes. In general, a TRS may hold assets that a REIT cannot hold directly and generally may engage in any real estate or non-real estate related business. However, special rules do apply to certain activities between a REIT and its TRS. For example, a TRS will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) tenants who pay a TRS for services are charged an arm’s-length amount by the TRS, (ii) fees paid to a REIT by its TRS are reflected at fair market value and (iii) interest paid by a TRS to its REIT is commercially reasonable.

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

Sources of Income. We must satisfy two tests with respect to the sources of income: the 75% income test, and the 95% income test. The 75% income test requires that we derive at least 75% of gross income, excluding gross income from prohibited transactions, from certain real estate-related sources. In order to satisfy the 95% income test, at least an additional 20% of gross income for the taxable year must consist either of income that qualifies under the 75% income test or dividends and interest. Management believes that income qualified for both of the income tests during 2003.

Nature and Diversification of Assets. As of the last day of each calendar quarter, we must meet four asset tests. Under the 75% of assets test, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets. Securities of the TRS do constitute non-real estate assets for purposes of the 75% test. Under the 10% asset test, we may not own more than 10% of the outstanding securities of any single non-governmental issuer, if these securities do not qualify under the 75% asset test. There is an exception for electing corporations of which we own at least 35% of the outstanding securities. We intend to make this election. Under the 5% asset test, ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets. Under the 20% asset test, no more than 20% of our total assets can consist of securities of one or more taxable REIT subsidiaries. The definition of security for this purpose includes financial contracts and instruments that we acquire in the normal course of business.

If we inadvertently fail to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause us to lose our REIT status. We still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose. Management believes that we complied with the asset tests for all quarters during 2003.

Ownership of Common Stock. Our capital stock must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by 5 or fewer individuals. We use the calendar year as our taxable year for income tax purposes. The Code requires us to send annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests. Management believes that we have complied with these stock ownership tests for 2003.

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

Personnel

As of December 31, 2003, we employed 1,476 people. Of these, 1,363 were employed in our mortgage lending and servicing operations and the remainder in our portfolio management and branch administrative functions. Our branches employed 3,122 people as of December 31, 2003.

Item 2. Properties

Our executive, administrative and loan servicing offices are located in Kansas City, Missouri, and consist of approximately 129,000 square feet of leased office space. The lease agreements on the premises expire in February 2009. The current annual rent for these offices is approximately $2.6 million.

We lease office space for our mortgage lending operations in Orange County, California, Independence, Ohio, Troy, Michigan, Columbia, Maryland and Vienna, Virginia. Currently, these offices consist of approximately 189,000 square feet. The leases on the premises expire from April 2005 through September 2010, and the current annual rent is approximately $2.8 million.

Item 3. Legal Proceedings

We occasionally become involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The common stock of NovaStar Financial is traded on the NYSE under the symbol “NFI”. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of capital stock.

Common Stock Prices			Cash Dividends
	High	Low	Class of Stock		Declared	Paid or Payable	Amount Per Share
1/1/01 to 3/31/01	$3.10	$1.88	Preferred		4/27/01	5/10/01	$0.12
4/1/01 to 6/30/01	4.20	2.78	Preferred Common		7/26/01 7/26/01	8/10/01 8/10/01	0.13 0.065
7/1/01 to 9/30/01	5.85	4.05	Preferred Common		10/25/01 10/25/01	11/10/01 11/10/01	0.36 0.18
10/1/01 to 12/31/01	8.96	5.24	Preferred Common		12/19/01 12/19/01	1/10/02 1/14/02	0.47 0.235
1/1/02 to 3/31/02	9.70	7.91	Common	(A)	4/23/02	5/7/02	0.40
4/1/02 to 6/30/02	17.88	9.63	Common		7/24/02	8/6/02	0.45
7/1/02 to 9/30/02	17.00	10.06	Common		10/15/02	11/7/02	0.50
10/1/02 to 12/31/02	16.34	9.41	Common		12/18/02	1/15/03	0.80
1/1/03 to 3/31/03	17.93	14.30	Common Common		1/29/03 4/23/03	2/11/03 5/15/03	0.165 1.125
4/1/03 to 6/30/03	29.90	17.15	Common		7/30/03	8/20/03	1.25
7/1/03 to 9/30/03	37.22	25.30	Common		10/29/03	11/19/03	1.25
10/1/03 to 12/31/03	45.25	29.87	Common		12/17/03	1/6/04	1.25

(A)	We issued the class B 7% convertible preferred stock in March 1999, which converted to common stock in February 2002.

As of February 29, 2004, approximately 22,000 stockholders held our 24,790,517 shares of common stock as provided by third party brokers and transfer agent reports.

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

b. Recent Sales of Unregistered Securities

None.

c. Purchases of Equity Securities by the Issuer

None.

d. Filings with the Securities and Exchange Commission

A copy of the filings we have made with the Securities and Exchange Commission (SEC) may be obtained on our website (www.novastarmortgage.com), through the website of the SEC (www.sec.gov) or by contacting us directly. Our investor relations contact information follows.

Investor Relations

8140 Ward Parkway, Suite 300

Kansas City, MO 64114

816.237.7000

Email: ir@novastar1.com

Item 6. Selected Financial Data

The following selected consolidated financial data is derived from our audited consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Operating results are not necessarily indicative of future performance.

Selected Consolidated Financial and Other Data

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2003 (A)	2002 (A)	2001 (A)	2000	1999
Consolidated Statement of Operations Data:
Interest income	$170,420	$107,143	$57,904	$47,627	$66,713
Interest expense	40,364	27,728	27,366	34,696	46,758
Net interest income before credit recoveries (losses)	130,056	79,415	30,538	12,931	19,955
Credit recoveries (losses)	389	432	(3,608)	(5,449)	(22,078)
Gains (losses) on sales of mortgage assets	144,005	53,305	37,347	(826)	351
Losses on derivative instruments	(30,837)	(36,841)	(3,953)	—	—
General and administrative expenses	174,408	84,594	46,505	3,017	3,590
Net income (loss)	111,996	48,761	32,308	5,626	(7,092)
Basic income (loss) per share (C)	$5.04	$2.35	$1.61	$0.26	$(0.54)
Diluted income (loss) per share (C)	$4.91	$2.25	$1.51	$0.25	$(0.54)

	As of December 31,
	2003 (A)	2002 (A)	2001 (A)	2000	1999
Consolidated Balance Sheet Data:
Mortgage Assets:
Mortgage loans	$792,709	$1,133,509	$365,560	$375,927	$620,406
Mortgage securities	382,287	178,879	71,584	46,650	6,775
Total assets	1,399,957	1,452,497	512,380	494,482	689,427
Borrowings	1,005,516	1,225,228	362,398	382,437	586,868
Stockholders’ equity	300,224	183,257	129,997	107,919	100,161

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Other Data:
Loans originated, principal	$5,994,492	$2,781,539	$1,333,366	$719,341	$452,554
Loans securitized, principal	$5,319,435	$1,560,001	$1,215,100	$584,350	$167,176
Nonconforming loans sold, principal	$151,210	$142,159	$73,324	$172,839	$390,827
Loan servicing portfolio, principal	$7,206,113	$3,657,640	$1,994,448	$1,112,615	$859,938
Branches, end of year	432	216	123	63	1
Loans brokered through branches	$6,381,432	$2,622,950	$1,087,971	$193,191	$—
Annualized return on assets	9.93%	6.05%	6.03%	0.97%	(0.83)%
Annualized return on equity	58.90%	30.30%	27.04%	5.50%	(6.71)%
Taxable income (loss)	$136,495	$48,473	$5,242	$(2)	$(90)
Taxable income (loss) per share (B) (C)	$5.58	$2.32	$0.46	$—	$(0.01)
Dividends declared per common share (B) (C)	$5.04	$2.15	$0.48	$—	$—
Dividends declared per preferred share	$—	$—	$1.08	$0.49	$0.37
Number of account executives	281	249	112	85	47

(A)	Includes the assets, liabilities, equity and results of operations for NFI Holding Corporation. The common stock of NFI Holding Corporation was acquired on January 1, 2001.

(B)	On January 29, 2003, a $0.165 special dividend related to 2002 taxable income was declared per common share.

(C)	Per share amounts for all years have been adjusted for the 2-for-1 stock split on December 1, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of NovaStar Financial and the notes thereto included elsewhere in this report.

Safe Harbor Statement

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of nonconforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors previously outlined in this annual report on Form 10-K for the fiscal year ended December 31, 2003. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

Overview of Performance

During 2003, we reported net income of $112.0 million, or $4.91 per diluted share, as compared to $48.8 million, or $2.25 per diluted share in 2002. Our earnings were driven largely by the income generated by our mortgage securities portfolio, which increased from $178.9 million as of December 31, 2002 to $382.3 million as of December 31, 2003. These securities are retained in securitizations of the mortgage loans we originate. We securitized $5.3 billion of mortgage loans in 2003 as compared to $1.6 billion in 2002. The increased volume of mortgage loans we securitized is directly attributable to the increase in our loan origination volume. During 2003 and 2002, we originated $5.3 billion and $2.5 billion, respectively, in nonconforming, residential mortgage loans. We increased our loan production through adding sales personnel and branch offices primarily in new and underserved markets.

Summary of Operations and Key Performance Measurements

Virtually all of our net income is generated from our mortgage securities portfolio, which is generated from the securitization of nonconforming loans we have originated. These mortgage securities represent the right to receive the net future cash flows from a pool of nonconforming loans. Generally speaking, the more nonconforming loans we originate, the larger our securities portfolio and, therefore, the greater earnings potential. As a result, earnings are largely dependent on the volume of nonconforming loans and related performance factors for those loans, including their average coupon, borrower default and borrower prepayment. Information regarding our lending volume is presented under the heading “Mortgage Loans.”

The primary function of our mortgage lending operations is to generate nonconforming loans, the majority of which will serve as collateral for our mortgage securities. While our mortgage lending operations generate sizable revenues in the form of gains on sales of mortgage loans and fee income from borrowers, the revenue serves largely to offset the related costs.

We also service the mortgage loans we originate and that serve as collateral for our mortgage securities. The servicing function is critical to the management of credit risk (risk of borrower default and the related economic loss) within in our mortgage portfolio. Again, while this operation generates significant fee revenue, its revenue serves largely to offset the cost of this function.

The key performance measures for management are:

•	dollar volume of nonconforming mortgage loans originated

•	relative cost of the loans originated

•	characteristics of the loans (coupon, credit quality, etc.), which will indicate their expected yield

•	return on our mortgage asset investments and the related management of interest rate risk

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Known Material Trends

Over the last ten years, the nonconforming lending market has grown by approximately $265 billion to a market of approximately $290 billion in 2003 as estimated by the National Mortgage News. A significant portion of these loans are made to borrowers who are using equity in their primary residence to consolidate low-balance, installment or consumer debt. Additionally, this market has been very stable and growing through all interest rate environments, meaning that while interest rates have increased and decreased dramatically over that period, the base market for nonconforming loans has not increased or decreased in relationship to interest rates. Management estimates that NovaStar has a 2-3% market share. While management cannot predict consumer spending and borrowing habits, historical trends indicate that the market in which we operate is relatively stable and growing.

We depend on the capital markets to finance the mortgage loans we originate. The primary bonds we issue in our loan securitizations are sold to large, institutional investors. In the short-term, we finance our mortgage loans using “warehouse” lines of credit provided by commercial and investment banks. The equity marketplace provides capital to operate our business. The trend has been favorable in the capital markets for the types of securitization transactions we execute. Investor appetite for the bonds created has been strong. Additionally, commercial and investment banks have provided significant liquidity to finance our mortgage lending operations through warehouse facilities. While management cannot predict the future liquidity environment, we are unaware of any material reason to prevent continued liquidity support in the capital markets for our business. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of liquidity risks and resources available to us.

Within the past year, the mortgage REIT industry has seen a significant increase in the desire for raising public capital. Additionally, there have been several new entrants to the mortgage REIT business and other mortgage lender conversions (or proposed conversions) to REIT status. This increased activity may impact the pricing and underwriting guidelines within the nonconforming marketplace. We have not changed our guidelines or pricing in response to this activity nor do we have any plans to make such changes.

The net interest margin between the coupon on the mortgage loans and the cost of funding, largely tied to one-month LIBOR, provides the cash flow and yield on our mortgage securities. Generally, when short-term rates fall, our cash flow and yield is higher. During 2001 and 2002, short-term rates fell dramatically, which correspondingly increased our cash flow and yield. As mortgage interest rates leveled-off in 2003, the spread on our mortgage securities has returned to expected or normal levels. Additionally, in 2002 we began transferring interest rate agreements, at the time of securitization, into the securitization trusts to help reduce interest rate risk. While the interest rate agreements served to decrease the yield in 2003, they are expected to decrease the volatility of the future cash flows on our mortgage securities. As a result, future interest income on our mortgage securities is expected to be less volatile. We expect the cash flow and yield to continue to be at these normalized levels. On the other hand, the increased loan origination, leading to a larger securities portfolio, will compensate for the decreased yield. See “Net Interest Income” under the “Results of Operations” section for further discussion and analysis of our mortgage asset yields.

State and local governing bodies are focused on the nonconforming lending business and the fees borrowers incur in obtaining a mortgage loan – generally termed “predatory lending” within the mortgage industry. In several instances, states or local governing bodies have imposed strict laws on lenders to curb predatory lending. To date, these laws have had an insignificant impact on our business. We have capped fee structures consistent with those adopted by federal mortgage agencies and have implemented rigid processes to ensure that our lending practices are not predatory in nature.

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

In order for us to determine proper accounting treatment for each securitization or resecuritization, we evaluate whether or not we have retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS No. 140. All terms of these transactions are evaluated against the conditions set forth in these statements. Some of the questions that must be considered include:

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

We believe the best estimate of the initial value of the securities we retain in a whole loan securitization is derived from the market value of the pooled loans. The initial value of the loans is estimated based on the expected open market sales price of a similar pool. We occasionally accept bids on our whole loans in order to test the market price. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans cannot generally be rejected. As a result, we adjust the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

An implied yield (discount rate) is calculated based on the initial value derived above and using projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates. We ensure the resulting implied yield is commensurate with current market conditions. Additionally, this yield serves as the initial accretable yield used to recognize income on the securities.

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

In valuing our mortgage securities it is also important to understand what portion of the underlying mortgage loan collateral is covered by mortgage insurance. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. The trust legally assumes the responsibility to pay the mortgage insurance premiums and the rights to receive claims for credit losses. Therefore, we have no obligation to pay these insurance premiums. This information is significant for valuation as the mortgage insurance significantly reduces the credit losses born by the owner of the loan. We discuss mortgage insurance premiums under the heading “Premiums for Mortgage Loan Insurance”.

The weighted average whole loan market price used in the initial valuation of our retained securities was 103.71 and 103.49 during 2003 and 2002, respectively. The weighted average implied discount rate for the twelve months ended December 31, 2003 and 2002 was 22% and 21%, respectively. If the whole loan market price used in the initial valuation of our mortgage securities in 2003 had been increased or decreased by 50 basis points, the initial value of our mortgage securities and the gain we recognized would have increased or decreased by $26.6 million.

Information regarding the assumptions we used is discussed under “Mortgage Securities” in the following discussion.

When we do have the ability to exert control over the transferred collateral, the assets remain on our financial records and a liability is recorded for the related asset-backed bonds.

Mortgage Securities. Our mortgage securities represent beneficial interests we retain in securitization transactions. The beneficial interests we retain in securitization transactions primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

•	The interest spread between the coupon on the underlying loans and the cost of financing.

•	Prepayment penalties received from borrowers who payoff their loans early in their life.

•	Overcollateralization and other subordinated securities, which are designed to protect the primary bondholder from credit loss on the underlying loans.

The beneficial interests we retain in resecuritization transactions represent the right to receive the remaining cash flows from the underlying mortgage security collateral after the obligations to outside bondholders have been satisfied.

The cash flows we receive are highly dependent upon the interest rate environment. The cost of financing for the securitized loans is indexed to short-term interest rates, while the loan coupons are less interest sensitive. As a result, as rates rise and fall, our cash flows will fall and rise, which in turn will decrease or increase the value of our mortgage securities. Additionally, the cash flows we receive are dependent on the default and prepayment experience of the borrowers in underlying mortgage security collateral. Increasing or decreasing cash flows will increase or decrease the yield on our securities.

We believe the accounting estimates related to the valuation of our mortgage securities and establishing the rate of income recognition on mortgage securities are “critical accounting estimates” because they can materially affect net income and stockholders’ equity and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our mortgage securities. We use internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities. We believe the value of our mortgage securities is fair, but can provide no assurance that future prepayment and loss experience or changes in their required market discount rate will not require write-downs of the residual assets. Write-downs would reduce income of future periods.

We estimate fair value for the securities we retain in a resecuritization transaction based on the present value of future expected cash flows estimated using management’s best estimate of the key assumptions, including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

As payments are received they are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using internally developed models. We prepare analyses of the yield for each security using a range of these assumptions. The accretable yield used in recording interest income is generally set within a range of base assumptions. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

At each reporting period subsequent to the initial valuation of the retained securities, the fair value of mortgage securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.

During 2003, our average security yield has decreased to 34.3% for the year ended December 31, 2003 from 42.7% for the same period of 2002. This decrease is a result in the decline in loan coupon rates of the underlying collateral of our newer securities compared with our older securities. Also contributing to the decrease in yield is the fact that in 2002 we began transferring interest rate agreements, at the time of securitization, into the securitization trusts to help reduce interest rate risk. While the interest rate agreements served to decrease the yield in 2003, they are expected to decrease the volatility of the future cash flows on our mortgage securities. As a result, future interest income on our mortgage securities is expected to be less volatile. Mortgage securities income has increased from $56.5 million for the twelve months ended December 31, 2002 to $98.8 million for the same period of 2003 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2003 had been increased or decreased by 10%, net income during the twelve months ended 2003 would have increased by $19.5 million and decreased by $20.6 million, respectively.

As of December 31, 2003 and 2002, the weighted average discount rate used in valuing our mortgage securities was 22% and 21%, respectively. The weighted-average constant prepayment rate used in valuing our mortgage securities as of December 31, 2003 was 29 versus 46 as of December 31, 2002. If the discount rate used in valuing our mortgage securities as of December 31, 2003 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $22.0 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $25.0 million.

Mortgage Loans and Allowance for Credit Losses. Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. Mortgage loan origination fees and direct mortgage loan origination costs on mortgage loans held-for-sale are deferred until the related loans are sold. Mortgage loans held-in-portfolio are recorded at their cost, adjusted for the amortization of net deferred costs and for credit losses inherent in the portfolio. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. An allowance for credit losses is maintained for mortgage loans held-in-portfolio.

The allowance for credit losses on mortgage loans held-in-portfolio, and therefore the related adjustment to income, is based on the assessment by management of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management regarding key economic indicators are highly uncertain and involve a great deal of judgment.

Derivative Instruments and Hedging Activities. Our objective and strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk). Our primary goals for managing interest rate risk are to maintain the net interest margin between our assets and liabilities and diminish the effect of changes in general interest rate levels on the market value of the Company. We primarily enter into interest rate swap agreements and interest rate cap agreements to manage our sensitivity to changes in market interest rates. The interest rate agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings.

All of our derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. We also have derivative instruments that do not meet the requirements for hedge accounting. However, these instruments also contribute to our overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings used to fund loans held-for-sale.

The fair value of our derivative instruments along with any margin accounts associated with the contracts are included in other assets. Any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings. For those derivative instruments that do not qualify for hedge accounting, changes in the fair value of the instruments are recorded as adjustments to earnings.

Mortgage Servicing Rights (MSR). Originated MSR are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. MSR are amortized in proportion to the projected net servicing revenue over the expected life of the related mortgage loans. Periodically, we evaluate the carrying value of originated MSR based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR we stratify the mortgage servicing rights based on their predominant risk characteristics. The significant risk characteristic considered is period of origination. The mortgage loans underlying the MSR are pools of homogenous, nonconforming residential loans.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow down, which generally results in an increase in the fair value of MSR. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Stock-Based Compensation Prior to 2003, we accounted for our stock-based compensation plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We accounted for stock options based on the specific terms of the options granted. Options with variable terms, including those options for which the strike price has been adjusted and options issued by us with attached dividend equivalent rights, resulted in adjustments to compensation expense to the extent the market price of the common stock changed. No expense was recognized for options with fixed terms.

During the fourth quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that all options be valued at the date of grant and expensed over their vesting period. We use the Black-Scholes option pricing model to value options granted.

Additionally, we selected the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. The pretax impact of adopting the provisions under the modified prospective method for the nine months ended September 30, 2003 was a decrease to compensation expense of $7.1 million. In accordance with the modified prospective method of adoption, results for prior years have not been restated. SFAS No. 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. We believe that use of the fair value based method to record stock-based compensation expense is consistent with the accounting for all other forms of compensation.

In accordance with the provisions of SFAS No. 123 and SFAS No. 148, $1.3 million was recorded for total stock-based compensation expense in 2003. In accordance with APB No. 25, total stock-based compensation expense was $2.5 million and $0.7 million, respectively, for the years ended December 31, 2002 and 2001.

Financial Condition as of December 31, 2003 and 2002

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio.” Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans – held-for-sale and short-term borrowings between December 31, 2003 and December 31, 2002 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and generate gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for 2003 and 2002. We discuss our cost of production under “General and Administrative Expenses” under “Results of Operations”. Also, details regarding mortgage loans sold or securitized and the gains recognized during 2003 can be found in the “Gains on Sales of Mortgage Assets and Losses on Derivative Instruments” section of this document.

Table 1 — Nonconforming Loan Originations

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2003	36,911	$5,250,978	$142,261	101.2%	78%	638	7.3%	77%

2002	18,453	$2,492,767	$135,087	101.1%	79%	628	8.3%	80%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of December 31, 2003 was $94.7 million compared to $149.9 million as of December 31, 2002.

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

In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to repay their mortgage principal balances earlier than is required by the terms of their mortgages. Nonconforming borrowers, as they update their credit rating, are more likely to refinance their mortgage loan to obtain a lower interest rate.

The operating performance of our mortgage loan portfolio, including net interest income, allowance for credit losses and effects of hedging, are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.” Additional information relating to our loans held-in-portfolio and loans held-for-sale can be accessed via our website at www.novastarmortgage.com. Such information includes a summary of our loans held-in-portfolio and loans held-for-sale by FICO score and geographic concentration. For held-in-portfolio loans, loan performance characteristics such as credit quality and prepayment experience are also available.

Table 2 — Carrying Value of Mortgage Loans

(dollars in thousands)

	December 31, 2003	December 31, 2002
Held-in-portfolio:
Current principal	$94,162	$149,918

Premium	$1,874	$2,994

Coupon	10.0%	10.0%

Percent with prepayment penalty	—%	18%

Held-for-sale:
Current principal	$687,880	$972,360

Premium	$10,112	$11,273

Coupon	7.7%	8.0%

Percent with prepayment penalty	74%	81%

Mortgage Securities – Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see “Mortgage Servicing Rights” under the header “Financial Condition as of December 31, 2003 and 2002”). As of December 31, 2003 and 2002, the fair value of our mortgage securities was $382.3 million and $178.9 million, respectively. During 2003 and 2002, we executed securitizations totaling $5.3 billion and $1.6 billion, respectively, in mortgage loans and retained mortgage securities with a value of $299.8 million and $92.9 million, respectively. See Table 3 for a summary of the activity in our mortgage securities portfolio.

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

In estimating the fair value of our mortgage securities, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. The cash flows we receive on our mortgage securities will be the net of the gross coupon and the bond cost less administrative costs (servicing and trustee fees) and the cost of mortgage insurance. Additionally, the trust is a party to interest rate agreements. Our cash flow will include (exclude) payments from (to) the interest rate agreement counterparty. Table 4 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities.

During the past two years, interest expense on asset-backed bonds has been unexpectedly low. As a result, the spread between the coupon interest and the bond cost has been unusually high. As a result, our cost basis in many of our mortgage securities has been significantly reduced. For example, our cost basis in NMFT Series 2001-1 has been reduced to zero (see Table 4). When our cost basis in the retained securities (interest only, prepayment penalty and subordinated securities) reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations” and “Interest Rate/Market Risk.” Additional information relating to our loans collateralizing our mortgage securities can be accessed via our website at www.novastarmortgage.com. Such information includes a summary of our loans collateralizing our mortgage securities by FICO score and geographic concentration, as well as, loan performance characteristics such as credit quality and prepayment experience.

Table 3 — Rollforward of Mortgage Securities

(in thousands)

	Cost	Net unrealized gain	Estimated fair value of mortgage securities
As of January 1, 2002	$54,594	$16,990	$71,584

Increases (decreases) to mortgage securities:
New securities retained in securitizations	90,785	2,118	92,903
Accretion of income	56,481	—	56,481
Proceeds from paydowns of securities	(99,195)	—	(99,195)
Mark-to-market value adjustment	—	57,106	57,106

Net increase to mortgage securities	48,071	59,224	107,295

As of December 31, 2002	$102,665	$76,214	$178,879

Increases (decreases) to mortgage securities:
New securities retained in securitizations (A)	292,675	7,077	299,752
Accretion of income	98,804	—	98,804
Proceeds from paydowns of securities	(199,582)	—	(199,582)
Mark-to-market value adjustment	—	4,434	4,434

Net increase to mortgage securities	191,897	11,511	203,408

As of December 31, 2003	$294,562	$87,725	$382,287

(A)	See Note 3 of the consolidated financial statements for further discussion.

Table 4 — Valuation of Individual Mortgage Securities and Assumptions

(dollars in thousands)

				Current Assumptions (B)			Assumptions at Trust Securitization (B)
	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
December 31, 2003:
NMFT 1999-1
Subordinated securities	$6,119	$(101)	$6,018	17%	39%	5.2%	17%	30%	2.5%

NMFT 2000-1
Interest only	—	1,942	1,942
Prepayment penalty	—	244	244
Subordinated securities	299	708	1,007

	299	2,894	3,193	15	57	1.3	15	27	1.0
NMFT 2000-2
Interest only	—	3,074	3,074
Prepayment penalty	—	274	274
Subordinated securities	754	1,993	2,747

	754	5,341	6,095	15	63	1.0	15	28	1.0
NMFT 2001-1
Interest only	—	6,386	6,386
Prepayment penalty	—	518	518
Subordinated securities	—	1,629	1,629

	—	8,533	8,533	20	53	1.1	20	28	1.2
NMFT 2001-2
Interest only	—	16,343	16,343
Prepayment penalty	—	1,469	1,469
Subordinated securities	185	3,164	3,349

	185	20,976	21,161	25	41	0.9	25	28	1.2
NMFT 2002-1
Interest only	8,437	5,285	13,722
Prepayment penalty	550	937	1,487
Subordinated securities	1,183	3,444	4,627

	10,170	9,666	19,836	20	35	1.3	20	32	1.7
NMFT 2002-2
Interest only	7,093	1,489	8,582
Prepayment penalty	582	678	1,260
Subordinated securities	1,750	1,315	3,065

	9,425	3,482	12,907	25	36	1.8	25	27	1.6
NMFT 2002-3
Interest only	20,801	5,362	26,163
Prepayment penalty	1,348	1,662	3,010
Subordinated securities	2,225	1,847	4,072

	24,374	8,871	33,245	20	32	0.9	20	30	1.0
NMFT 2003-1
Interest only	47,352	2,280	49,632
Prepayment penalty	3,949	1,814	5,763
Subordinated securities	6,698	2,877	9,575

	57,999	6,971	64,970	20	23	2.8	20	28	3.3
NMFT 2003-2
Interest only	58,709	4,863	63,572
Prepayment penalty	3,042	2,513	5,555
Subordinated securities	25	265	290

	61,776	7,641	69,417	28	26	2.6	28	25	2.7
MFT 2003-3
Interest only	72,637	3,128	75,765
Prepayment penalty	3,098	1,830	4,928
Subordinated securities	1,628	3,535	5,163

	77,363	8,493	85,856	20	23	3.4	20	22	3.6
NMFT 2003-4
Interest only	41,668	4,107	45,775
Prepayment penalty	4,430	61	4,491
Subordinated securities	—	790	790

	46,098	4,958	51,056	20	30	5.3	20	30	5.1

Total	$294,562	$87,725	$382,287

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

(B)	The current discount rate and assumptions and those at trust securitization, which were previously disclosed, have been adjusted to reflect management’s revised estimates for volatility and risk associated with the underlying mortgage loan collateral. These revisions do not impact previously recorded amounts.

				Current Assumptions (B)			Assumptions at Trust Securitization (B)
	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
December 31, 2002:
NMFT 1999-1
Subordinated securities	$5,791	$(1,541)	$4,250	17%	26%	4.8%	17%	30%	2.5%

NMFT 2000-1
Interest only	984	3,089	4,073
Prepayment penalty	273	370	643
Subordinated securities	299	1,041	1,340

	1,556	4,500	6,056	15	67	0.7	15	27	1.0
NMFT 2000-2
Interest only	1,355	5,331	6,686
Prepayment penalty	379	620	999
Subordinated securities	792	1,629	2,421

	2,526	7,580	10,106	15	70	0.7	15	28	1.0
NMFT 2001-1
Interest only	1,766	10,263	12,029
Prepayment penalty	311	1,806	2,117
Subordinated securities	324	1,886	2,210

	2,401	13,955	16,356	20	68	1.0	20	28	1.2
NMFT 2001-2
Interest only	10,295	20,806	31,101
Prepayment penalty	2,007	4,055	6,062
Subordinated securities	1,315	2,658	3,973

	13,617	27,519	41,136	25	58	1.0	25	28	1.2
NMFT 2002-1
Interest only	14,925	6,306	21,231
Prepayment penalty	2,491	1,053	3,544
Subordinated securities	3,343	1,413	4,756

	20,759	8,772	29,531	20	48	1.2	20	32	1.7
NMFT 2002-2
Interest only	13,941	3,650	17,591
Prepayment penalty	1,764	462	2,226
Subordinated securities	2,443	639	3,082

	18,148	4,751	22,899	25	30	1.6	25	27	1.6
NMFT 2002-3
Interest only	31,729	8,947	40,676
Prepayment penalty	3,057	862	3,919
Subordinated securities	3,081	869	3,950

	37,867	10,678	48,545	20	30	1.0	20	30	1.0

Total	$102,665	$76,214	$178,879

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

(B)	The current discount rate and assumptions and those at trust securitization, which were previously disclosed, have been adjusted to reflect management’s revised estimates for volatility and risk associated with the underlying mortgage loan collateral. These revisions do not impact previously recorded amounts.

Servicing Related Advances. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage, Inc. and aggregated $19.3 million as of December 31, 2003 compared with $11.9 million as of December 31, 2002. These balances will generally increase as our assets and loan servicing balances increase.

Mortgage Servicing Rights. As discussed under Mortgage Securities – Available for Sale, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of December 31, 2003, we have $19.7 million in capitalized mortgage servicing rights compared with $7.9 million as of December 31, 2002. The value of the mortgage servicing rights we retained in our securitizations during 2003 and 2002 was $20.8 million and $6.1 million, respectively. Amortization of mortgage servicing rights was $9.0 million and $4.6 million for years ended December 31, 2003 and 2002, respectively.

Assets Acquired through Foreclosure. As of December 31, 2003, we had 53 properties in real estate owned with a carrying value of $3.2 million compared to 69 properties with a carrying value of $5.9 million as of December 31, 2002. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income and are detailed under the heading “Gains on Sales of Mortgage Assets and Losses on Derivative Instruments”.

Other Assets. Included in other assets is collateral required under the terms of our derivative instrument contracts, derivative instrument market values, fixed assets, receivables from securitizations, deferred tax asset and other miscellaneous assets. Deposits with our derivative counterparties were $20.9 million as of December 31, 2003 compared with $30.3 million as of December 31, 2002. The market value of the derivative instruments offset the deposits by $2.0 million and $18.2 million as of December 31, 2003 and December 31, 2002, respectively. These balances will generally decrease as interest rates rise and increase when interest rates fall. Also included in other assets at December 31, 2003 and December 31, 2002 are fixed assets, net of accumulated depreciation of $14.5 million and $5.4 million, respectively. Fixed assets have increased primarily due to purchases of furniture and fixtures, computer equipment and office equipment related to the growth in the number of our employees. Our receivables from securitizations were $6.2 million and $0.6 million at December 31, 2003 and December 31, 2002, respectively. These receivables represent cash due to us when we delivered the remaining $479.8 million in loans collateralizing NMFT 2003-4 in January 2004 as well as cash due to us on our mortgage securities. As of December 31, 2003 and 2002, we had a net deferred tax asset of $10.5 million and $2.5 million, respectively. See Note 9 of the consolidated financial statements for details of the deferred tax asset.

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flows from operating, investing and other financing activities and equity transactions. As shown in Table 5, we have $130.1 million in immediately available funds, including $118.2 million in cash. We have borrowed approximately $873 million of the $2.9 billion in committed lines of credit and mortgage securities repurchase facilities, leaving approximately $2.0 billion available to support the mortgage lending and mortgage portfolio operations. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of liquidity risks and resources available to us.

Table 5 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$118,180
Lines of credit and mortgage and securities repurchase facilities	$2,875,000	$884,438	$872,536	$11,902

Total	$2,875,000	$884,438	$872,536	$130,082

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

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities is the provision for removal of loans from securitization trusts, accrued payroll, income taxes payable and other liabilities. A provision within the trust for each of our securitization transactions gives us the right, not the obligation, to repurchase loans from the trust that are between 90 and 119 days delinquent. In accordance with SFAS No. 140, we are required to record the loans that meet this definition and a corresponding liability to the trust on our balance sheet at fair value. As of December 31, 2003 and December 31, 2002, our liability related to this provision was $14.5 million and $11.5 million, respectively. This liability should generally increase as we continue to securitize the loans we originate. Our accrued payroll increased from $9.2 million at December 31, 2002 to $18.1 million at December 31, 2003 due primarily to our growth in number of employees. Our current income tax liability was $7.9 million and $0.9 million as of December 31, 2003 and December 31, 2002, respectively. This increase is attributable to the increase in income before taxes of NFI Holding Corporation.

Stockholders’ Equity. The Board of Directors declared a two-for-one split of its common stock, providing shareholders of record as of November 17, 2003, with one additional share of common stock for each share owned. The additional shares resulting from the split were issued on December 1, 2003 increasing the number of common shares outstanding to 24.1 million shares. Prior year share amounts and earnings per share disclosures have been restated to reflect the stock split.

The increase in our stockholders’ equity as of December 31, 2003 compared to December 31, 2002 is a result of the following:

•	$112.0 million increase due to net income recognized for the year ended December 31, 2003.

•	$15.1 million increase due to increase in unrealized gains on mortgage securities classified as available-for-sale.

•	$9.5 million increase due to net settlements on cash flow hedges reclassified to earnings.

•	$2.2 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

•	$93.9 million increase due to issuance of common stock.

•	$1.3 million increase due to compensation recognized under stock option plan.

•	$1.6 million increase due to exercise of stock options.

•	$114.3 million decrease due to dividends accrued or paid on common stock.

•	$0.1 million increase due to forgiveness of founders’ notes receivable.

Results of Operations

During the year ended December 31, 2003, we earned net income of $112.0 million, $4.91 per diluted share, compared with net income of $48.8 million, $2.25 per diluted share and of $32.3 million, $1.51 per diluted share, for the same periods of 2002 and 2001, respectively.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on the sales and securitizations of mortgage loans. Earnings increased during 2003 as compared to 2002 and 2001 due primarily to higher volumes of average mortgage securities held and mortgage loan originations securitized. The effects of the higher mortgage security volume is displayed in Table 6. Details regarding higher mortgage loan origination volumes and gains on securitization of these assets are shown in Tables 1, 8 and 9.

As discussed under “Significance of Estimates and Critical Accounting Policies,” prior to 2003, we accounted for stock-based compensation plans under the recognition and measurement provisions of APB No. 25 and related interpretations. During the fourth quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123. We selected the modified prospective method of adoption described in SFAS No. 148. Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In adopting SFAS No. 123 retroactive to January 1, 2003, we recorded a net credit (reversal of expense) to compensation and benefits expense of $7.1 million relating to the nine months ended September 30, 2003. Results for prior years have not been restated.

Net Interest Income

Our securities primarily represent our ownership in the net cash flows of underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR. As one-month LIBOR decreased dramatically in 2001 and 2002, the net cash flows we received increased correspondingly. On the other hand, the coupon on the mortgage loan collateral has adjusted more slowly. Therefore, the accretable yield (interest rate) on our older securities significantly increased during 2001 and 2002. Our older securities continue to experience unusually high yields. The spread on our new mortgage loans has returned to expected or normal levels as the coupon on the mortgage securities has adjusted downward. Additionally, in 2002 we began transferring interest rate agreements, at the time of securitization, into the securitization trusts to help reduce interest rate risk and to decrease the volatility of the future cash flows on our mortgage securities. As a result, future interest income on our mortgage securities is expected to be less volatile.

While the spreads on the newer securities have decreased, the overall interest income continues to be high due to the sizeable increase in our mortgage securities retained. Based on these factors, as shown in Table 6, we experienced a decrease in the average net yield on our securities from 40.6% for the year ended December 31, 2002 to 31.3% for the same period of 2003. Mortgage security net yield for the year ended December 31, 2001 was 14.5%

The overall dollar volume of interest income has increased primarily because the size of our mortgage securities portfolio has increased significantly during the past year. As shown in Tables 6 and 7, the average value of our mortgage securities increased from $132.3 million and $67.6 million during the years ended December 31, 2002 and 2001, respectively, to $288.4 million during the year ended December 31, 2003. The average balance of mortgage loans collateralizing our securities increased from $2.1 billion in 2002 to $4.3 billion in 2003. We expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

As previously discussed, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change.

Net interest income on mortgage loans represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. Net interest income on mortgage loans before other expense increased from $25.8 million and $20.7 million for the years ended December 31, 2002 and 2001, respectively to $39.9 million for the same period of 2003. The net interest income from mortgage loans is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse.

Future net interest income will be dependent upon the size and volume of our mortgage securities and loan portfolios and economic conditions.

Table 6 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the three years ended December 31, 2003.

Table 6 — Mortgage Securities Interest Analysis

(dollars in thousands)

	December 31,
	2003	2002	2001
Average fair market value of mortgage securities	$288,361	$132,250	$67,588
Average borrowings	222,653	89,612	37,004

Interest income	98,804	56,481	11,706
Interest expense	8,676	2,834	1,911

Net interest income	$90,128	$53,647	$9,795

Yields:
Interest income	34.3%	42.7%	17.3%
Interest expense	3.9	3.2	5.2

Net interest spread	30.4%	39.5%	12.1%

Net Yield	31.3%	40.6%	14.5%

All of NovaStar’s portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 7 attempts to look through the balance sheet presentation of the Company’s portfolio income and present income as a percentage of average assets under management. This metric allows the Company to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

The net interest income for mortgage securities, mortgage loans held-for-sale and mortgage loans held-in-portfolio reflect the income after interest expense, hedging, servicing, prepayment penalty income and credit expense (mortgage insurance and provision to loss reserve). Table 7 shows the net yield in both assets under management and the return on assets during the three years ended December 31, 2003.

Table 7 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
For the Year Ended:
December 31, 2003
Interest income	$98,804	$60,878	$10,738	$170,420
Interest expense:
Short-term borrowings (A)	3,450	20,060	—	23,510
Asset-backed bonds	5,226	—	2,269	7,495
Cash flow hedging net settlements	—	2,871	6,488	9,359

Total interest expense	8,676	22,931	8,757	40,364

Mortgage portfolio net interest income before other expense	90,128	37,947	1,981	130,056
Other expense (B)	—	(11,507)	(895)	(12,402)

Mortgage portfolio net interest income	$90,128	$26,440	$1,086	$117,654

Average balance of the underlying loans	$4,316,599	$792,991	$116,048	$5,225,638
Net interest yield on assets	2.09%	3.33%	0.94%	2.25%

December 31, 2002
Interest income	$56,481	$33,736	$16,926	$107,143
Interest expense:
Short-term borrowings (A)	2,107	10,406	—	12,513
Asset-backed bonds	727	—	4,195	4,922
Cash flow hedging net settlements	—	1,672	8,621	10,293

Total interest expense	2,834	12,078	12,816	27,728

Mortgage portfolio net interest income before other expense	53,647	21,658	4,110	79,415
Other expense (B)	—	(11,782)	(1,624)	(13,406)

Mortgage portfolio net interest income	$53,647	$9,876	$2,486	$66,009

Average balance of the underlying loans	$2,080,955	$395,394	$172,954	$2,649,303
Net interest yield on assets	2.58%	2.50%	1.44%	2.49%

December 31, 2001
Interest income	$11,706	$19,507	$26,691	$57,904
Interest expense:
Short-term borrowings (A)	1,911	8,546	—	10,457
Asset-backed bonds	—	—	14,874	14,874
Cash flow hedging net settlements	—	—	2,035	2,035

Total interest expense	1,911	8,546	16,909	27,366

Mortgage portfolio net interest income before other expense	9,795	10,961	9,782	30,538
Other expense (B)	—	(1,599)	(6,156)	(7,755)

Mortgage portfolio net interest income	$9,795	$9,362	$3,626	$22,783

Average balance of the underlying loans	$1,037,352	$266,287	$191,972	$1,495,611
Net interest yield on assets	0.94%	3.52%	1.89%	1.52%

(A)	Primarily includes mortgage loan and securities repurchase agreements.

(B)	Other expense includes servicing expense, prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision to loss reserve).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses of $9.4 million, $10.3 million and $2.0 million related to these agreements for the three years ended December 31, 2003, 2002, and 2001, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Credit Recoveries (Losses)

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

We use several techniques to mitigate credit losses including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. Loans are charged off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. While short sales have served to reduce the overall severity of losses incurred, they also accelerate the timing of losses. As discussed further under the caption “Premiums for Mortgage Loan Insurance”, lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal. Management also believes the loan servicing operation is an important element to managing credit risk.

During the years ended December 31, 2003, 2002 and 2001 we recognized credit recoveries (losses) of $0.4 million, $0.4 million and $(3.6) million, respectively and incurred net charge-offs of $1.3 million, $2.1 million and $5.7 million, respectively. A rollforward of the allowance for credit losses for the three years ended December 31, 2003 is presented in Note 2 to the consolidated financial statements.

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

Service fees are paid to us by either the investor on mortgage loans serviced or the borrower. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

Affiliated branch management fees are charged to affiliated mortgage brokers to manage their administrative operations, which include providing accounting, payroll, human resources, loan investor management and license management. The amount of the fees is agreed upon when entering a contractual agreement with affiliated mortgage brokers and are recognized as services are rendered.

Prepayment penalty income are the fees we require the borrower to pay if they pay off their loan early in the loan’s life, generally within two years of origination. This income serves to mitigate and offset prepayment risk and the amortization expense of premiums we paid to loan brokers. The penalty is generally six months of interest on

80% of the unpaid principal at prepayment. Prepayment penalty income was $311,000, $432,000 and $790,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Fee income increased from $36.0 million and $21.0 million for the twelve months ended December 31, 2002 and 2001, respectively, to $68.3 million for the same period of 2003 due to the following reasons:

•	Loans originated, including conforming loans, increased from $2.8 billion and $1.3 billion for the twelve months ended December 31, 2002 and 2001, respectively, to $6.0 billion for the same period of 2003.

•	Our servicing portfolio increased from $3.7 billion and $2.0 billion for the year ended December 31, 2002 and 2001, respectively, to $7.2 billion for the year ended December 31, 2003.

•	The number of NHMI LLC branches increased from 207 and 108 at December 31, 2002 and 2001, respectively, to 423 at December 31, 2003.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the years ended December 31, 2003, 2002 and 2001. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 9 provides a summary of mortgage loans sold outright and transferred in securitizations.

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

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates have decreased since December 31, 2001, we recognized losses of $30.8 million and $36.8 million in 2003 and 2002, respectively, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments. Our loss on derivative instruments during 2001 was $4.0 million.

Table 8 provides the components of our gains on sales of mortgage assets and losses on derivative instruments.

Table 8 — Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Gains on sales of mortgage loans transferred in securitizations	$136,302	$47,894	$21,730
Gains on sales of mortgage loans to third parties – nonconforming	3,404	2,299	954
Gains on sales of mortgage loans to third parties – conforming	6,942	3,903	171
Gain on sale of mortgage securities	—	—	14,946
Losses on sales of real estate owned	(2,643)	(791)	(454)

Gains on sales of mortgage assets	144,005	53,305	37,347
Losses on derivatives	(30,837)	(36,841)	(3,953)

Net gains on sales of mortgage assets and derivative instruments	$113,168	$16,464	$33,394

Table 9 — Mortgage Loan Sales and Securitizations

(dollars in thousands)

	Outright Mortgage Loan Sales (A)
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain (Loss) Recognized	Weighted Average Price To Par
2003	$151,210	2.8%	$3,404	104.1

2002	$142,159	8.4%	$2,299	102.9

2001	$73,324	5.7%	$954	102.1

	Mortgage Loans Transferred in Securitizations
					Weighted Average Assumptions Underlying Initial Value of Mortgage Securities
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2003	$5,319,435	97.2%	$136,302	$299,752	26	22%	3.61%

2002	$1,560,001	91.6%	$47,894	$92,903	29	21%	1.50%

2001	$1,215,100	94.3%	$21,730	$62,862	28	23%	1.20%

(A)	Does not include conforming loan sales.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $3.1 million, $2.3 million and $2.7 million in 2003, 2002 and 2001, respectively. We received mortgage insurance proceeds on claims filed of $1.9 million, $2.1 million and $3.7 million in 2003, 2002 and 2001, respectively.

Many of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate and securitize mortgage loans. The percentage of loans with mortgage insurance has decreased in 2003 and generally should be lower than 50% in the future. For the 2003-1, 2003-2, 2003-3 and 2003-4 securitizations, the mortgage loans that were transferred into the trusts had mortgage insurance coverage at the time of transfer of 64%, 48%, 46% and 27%, respectively. We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage on a substantial portion of our future production to the extent we deem it is warranted.

General and Administrative Expenses

The main categories of our general and administrative expenses are compensation and benefits, loan expense, travel and public relations, office administration and professional and outside services. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. For discussion on stock-based compensation expense included in compensation and benefits, see discussion of the adoption of SFAS No. 123 under “Significance of Estimates and Critical Accounting Policies” and “Results of Operations.” Loan expense primarily includes expenses relating to the underwriting of mortgage loans that do not fund successfully. Travel and public relations primarily includes travel related expenses and promotional and marketing expenses. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions.

The increase in general and administrative expenses from $46.5 million in 2001 to $84.6 million in 2002 and to $174.4 million in 2003 is attributable to our new retail lines of business, growth in our wholesale business, our expanding servicing operations and growth in our branch operations. As a result of this growth, we employed 1,476 people as of December 31, 2003, compared with 944 and 379 as of December 31, 2002 and 2001, respectively. Note 12 to the consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment.

The loan costs of production table below includes all costs paid and fees collected during the loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. Increased efficiencies in the nonconforming lending operation correlate to lower general and administrative costs and higher interest income and gain on sales of mortgage assets.

Table 10 — Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2003	1.69	0.71	2.40
2002	1.93	0.78	2.71
2001	1.98	0.63	2.61

Mortgage Loan Servicing

Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Nonconforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our annualized costs of servicing per unit decreased from $286 and $267 at December 31, 2001 and 2002, respectively, to $263 at December 31, 2003.

Table 11 — Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	2003		2002		2001
	Amount	Per Unit	Amount	Per Unit	Amount	Per Unit
Unpaid principal	$7,206,113		$3,657,640		$1,994,448

Number of loans	54,196		28,849		17,425

Servicing income, before amortization of mortgage servicing rights	$20,486	$378	$12,796	$444	$8,213	$471
Costs of servicing	14,261	263	7,703	267	4,976	286

Net servicing income, before amortization of mortgage servicing rights	6,225	115	5,093	177	3,237	185
Amortization of mortgage servicing rights	8,995	166	4,609	160	2,131	122

Net servicing income (loss)	$(2,770)	$(51)	$484	$17	$1,106	$63

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

As of December 31, 2003 there were a total of 432 active branches, 9 of these were NHMI branches and 423 were NHMI LLC branches. As of December 31, 2002 there were a total of 216 active branches, 9 of these were NHMI branches and 207 were NHMI LLC branches.

The NHMI and LLC branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage, Inc. (NMI). Of the $5.3 billion and $2.8 billion nonconforming loans we originated, 23% and 20% were brokered to NMI from the branches in 2003 and 2002, respectively.

Income Taxes

NovaStar Financial, Inc. intends to continue to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. Therefore, it will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of the assets and sources of income.

Below is a summary of the taxable net income available to common shareholders for the years ended December 31, 2003, 2002 and 2001.

Table 12 — Taxable Net Income

(dollars in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Consolidated net income	$111,996	$48,761	$32,308
Equity in net income of NFI Holding Corp.	(20,051)	9,013	(1,723)

REIT net income	91,945	57,774	30,585
Adjustments to net income to compute taxable income	44,550	(9,301)	(20,179)

Taxable income before preferred dividends	136,495	48,473	10,406
Preferred dividends	—	—	(5,164)

Estimated taxable income available to common shareholders	$136,495	$48,473	$5,242

Estimated taxable income per common shareholder	$5.58	$2.32	$0.46

In order to qualify as a REIT, we must distribute 90 percent of our taxable income before the due date of our federal tax return, including extensions. Additionally, for the REIT to avoid paying federal income tax, there are two other distribution requirements. First, in order to avoid a 4 percent excise tax, the REIT must generally distribute at least 85 percent of its taxable income (plus undistributed prior year amounts) no later than December 31 of the current year (or no later than 30 days after year end if certain requirements are met). Alternatively, in order to avoid paying an income tax at the REIT level, we must distribute all of our taxable income before the timely filing of our tax return. This second distribution requirement may be met by designating certain dividends paid in the following year as applying to the current year (“spillover dividends”). This spillover dividend rule allows a REIT to pay dividends at regular intervals and amounts and avoid volatility in its dividend policy.

The dividend policy adopted by our Board applies the spillover dividend rules for purposes of managing the REIT distribution requirement and in computing REIT taxable income. This policy better aligns dividends with economic income and allows us to better manage volatility in our dividend payments.

We declared dividends of $2.15 per common share in 2002. Since it was our intent to distribute approximately 100% of our taxable income in 2002, we declared a special dividend related to 2002 taxable income of $0.165 per common share on January 29, 2003.

NFI Holding Corporation, a wholly-owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported a net income (loss) before income taxes of $50.6 million and ($11.0) million for the years ended December 31, 2003 and 2002, respectively. As shown in our statement of income, this resulted in an income tax expense (benefit) of $22.9 million and $(2.0) million for the years ended December 31, 2003 and 2002, respectively. We did not report income tax expense (benefit) for the year ended December 31, 2001 due to the immaterial nature of the pretax income reported at NFI Holding Corporation.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 5, we have $130.1 million in immediately available funds, including $118.2 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal—must come from other cash inflows. We use operating cash inflow in the form of cash flow from mortgage securities, principal and interest on mortgage loans and fee income to support loan originations. In addition, proceeds from equity offerings have been used to support operations. Our immediately available funds would support funding more than $6.5 billion in loans, assuming no other demands on cash and assuming a 2% “haircut”.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of December 31, 2003 would need to decline by nearly 19% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty required us to post margin deposits with them. As of December 31, 2003, we have approximately $20.9 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

Cash activity during the years ended December 31, 2003, 2002 and 2001 is presented in the consolidated statement of cash flows.

As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $220 million in net proceeds through private and public equity offerings. Equity offerings provide another avenue as a future liquidity source.

Off Balance Sheet Arrangements

As discussed previously, we pool the loans we originate and securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. Our ability to use the securitization capital market is critical to the operations of our business. Table 4 summarizes our off balance sheet securitizations.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As nonconforming mortgage loans are not readily convertible to cash and cannot readily be settled net, commitments to originate and purchase such loans do not meet the definition of a derivative under accounting principles generally accepted in the United States of America. Accordingly, they are not recorded in the consolidated financial statements. As of December 31, 2003, we had outstanding commitments to originate and purchase loans of $228 million and $60 million, respectively. We had no commitments to sell loans to third parties at December 31, 2003. As of December 31, 2002, we had outstanding commitments to originate, purchase and sell loans of $108 million, $16 million and $98 million, respectively.

On November 20, 2003, we executed a securitization transaction accounted for as a sale of loans. We delivered $1.0 billion in loans collateralizing NMFT Series 2003-4 (see Note 3 of the consolidated financial statements). On January 14, 2004, we delivered an additional $479.8 million in loans collateralizing NMFT Series 2003-4.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. Notes 6 and 15 of the consolidated financial statements discuss these obligations in further detail.

The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of December 31, 2003.

Table 13 — Contractual Obligations

(in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Short-term borrowings	$872,536	$872,536	—	—	—
Long-term debt (A)	$132,980	$82,346	$28,909	$12,745	$8,980
Mortgage loan purchase commitments	$60,000	$60,000	—	—	—
Operating leases	$31,543	$6,425	$10,855	$10,698	$3,565
Premiums due to counterparties related to interest rate cap agreements	$3,459	$1,568	$1,891	—	—

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments.

The Company has entered into various lease agreements in which the lessor agreed to repay the Company for certain existing lease obligations. The Company received approximately $2.3 million and $62,000 related to these agreements in 2003 and 2002, respectively, and expects to receive approximately $1.0 million in future payments through 2004 from the lessor unless the properties we previously occupied are subleased. We entered into various sublease agreements for office space formerly occupied by us. We received approximately $537,000 in 2003 related to these agreements and expect to receive approximately $61,000 in future payments through 2004.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under “Interest Rate/Market Risk” in “Item 1. Business”.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$118,180	$79,742
Mortgage loans – held-for-sale	697,992	983,633
Mortgage loans – held-in-portfolio	94,717	149,876
Mortgage securities – available-for-sale	382,287	178,879
Servicing related advances	19,281	11,875
Mortgage servicing rights	19,685	7,906
Accrued interest receivable	3,739	7,673
Assets acquired through foreclosure	3,192	5,935
Other assets	60,884	26,978

Total assets	$1,399,957	$1,452,497

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$639,852	$927,472
Short-term borrowings secured by mortgage securities	232,684	98,064
Asset-backed bonds secured by mortgage loans	89,384	143,459
Asset-backed bonds secured by mortgage securities	43,596	56,233
Accounts payable and other liabilities	63,658	27,244
Dividends payable	30,559	16,768

Total liabilities	1,099,733	1,269,240
Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Common stock, 24,447,315 and 20,959,820 shares issued and outstanding, respectively	245	210
Additional paid-in capital	231,294	133,253
Accumulated deficit	(15,522)	(12,026)
Accumulated other comprehensive income	85,183	62,935
Other	(976)	(1,115)

Total stockholders’ equity	300,224	183,257

Total liabilities and stockholders’ equity	$1,399,957	$1,452,497

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2003	2002	2001
Interest income:
Mortgage securities	$98,804	$56,481	$11,706
Mortgage loans held-for-sale	60,878	33,736	19,507
Mortgage loans held-in-portfolio	10,738	16,926	26,691

Total interest income	170,420	107,143	57,904
Interest expense:
Short-term borrowings secured by mortgage loans	20,060	10,406	8,546
Short-term borrowings secured by mortgage securities	3,450	2,107	1,911
Asset-backed bonds secured by mortgage loans	2,269	4,195	14,874
Asset-backed bonds secured by mortgage securities	5,226	727	—
Net settlements of derivative instruments used in cash flow hedges	9,359	10,293	2,035

Total interest expense	40,364	27,728	27,366

Net interest income before credit recoveries (losses)	130,056	79,415	30,538
Credit recoveries (losses)	389	432	(3,608)

Net interest income	130,445	79,847	26,930
Gains on sales of mortgage assets	144,005	53,305	37,347
Losses on derivative instruments	(30,837)	(36,841)	(3,953)
Fee income	68,341	35,983	20,994
Premiums for mortgage loan insurance	(3,102)	(2,326)	(2,655)
Other income, net	412	1,356	1,856
General and administrative expenses:
Compensation and benefits	89,954	49,060	26,934
Loan expense	26,174	8,002	1,865
Travel and public relations	23,339	11,400	7,008
Office administration	22,945	10,092	6,394
Professional and outside services	7,482	3,402	1,989
Other	4,514	2,638	2,315

Total general and administrative expenses	174,408	84,594	46,505

Income before income tax expense (benefit) and cumulative effect of a change in accounting principle	134,856	46,730	34,014
Income tax expense (benefit)	22,860	(2,031)	—

Income before cumulative effect of a change in accounting principle	111,996	48,761	34,014
Cumulative effect of a change in accounting principle	—	—	(1,706)

Net income	111,996	48,761	32,308
Dividends on preferred shares	—	—	(5,025)

Net income available to common shareholders	$111,996	$48,761	$27,283

Basic earnings per share – before cumulative effect of a change in accounting principle	$5.04	$2.35	$1.69
Basic loss per share due to cumulative effect of a change in accounting principle	—	—	(0.08)

Basic earnings per share	$5.04	$2.35	$1.61

Diluted earnings per share – before cumulative effect of a change in accounting principle	$4.91	$2.25	$1.59
Diluted loss per share due to cumulative effect of a change in accounting principle	—	—	(0.08)

Diluted earnings per share	$4.91	$2.25	$1.51

Weighted average basic shares outstanding	22,220	20,758	20,050

Weighted average diluted shares outstanding	22,821	21,660	21,382

Dividends declared per common share	$5.04	$2.15	$0.48

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Stockholders’ Equity
Balance, January 1, 2001	$43	$122	$141,936	$(37,976)	$10,168	$(6,374)	$107,919
Common stock repurchased, 230,294 shares	—	(2)	(652)	—	—	—	(654)
Return of common stock underlying founders’ notes receivable, 578,664 shares	—	(6)	(4,334)	—	—	4,340	—
Forgiveness of founders’ notes receivable	—	—	—	—	—	139	139
Payment of founders’ notes receivable	—	—	—	—	—	641	641
Exercise of stock options, 228,278 shares	—	2	852	—	—	—	854
Dividends on common stock ($0.48 per share)	—	—	—	(5,194)	—	—	(5,194)
Dividends on preferred stock ($1.08 per share)	—	—	—	(5,025)	—	—	(5,025)

Comprehensive income:
Net income				32,308	—		32,308
Other comprehensive income				—	(991)		(991)

Total comprehensive income							31,317

Balance, December 31, 2001	43	116	137,802	(15,887)	9,177	(1,254)	129,997

Conversion of preferred stock to common, 8,571,428 shares	(43)	86	(43)	—	—	—	—
Acquisition of warrants, 812,731	—	—	(9,499)	—	—	—	(9,499)
Conversion of 350,000 warrants for 421,406 shares of common stock	—	4	(4)	—	—	—	—
Forgiveness of founders’ notes receivable	—	—	—	—	—	139	139
Exercise of stock options, 358,476 shares	—	4	1,782	—	—	—	1,786
Compensation recognized under stock option plan	—	—	3,215	—	—	—	3,215
Dividends on common stock ($2.15 per share)	—	—	—	(44,900)	—	—	(44,900)
Increase in common stock held in rabbi trusts	—	—	—	—	—	(911)	(911)
Increase in deferred compensation obligation	—	—	—	—	—	911	911

Comprehensive income:
Net income				48,761	—		48,761
Other comprehensive income				—	53,758		53,758

Total comprehensive income							102,519

Balance, December 31, 2002	—	210	133,253	(12,026)	62,935	(1,115)	183,257

Forgiveness of founders’ notes receivable	—	—	—	—	—	139	139
Issuance of common stock, 3,188,620 shares	—	32	93,889	—	—	—	93,921
Exercise of stock options, 298,875 shares	—	3	1,644	—	—	—	1,647
Compensation recognized under stock option plan	—	—	1,310	—	—	—	1,310
Dividend equivalent rights (DERs) on vested options	—	—	1,198	(1,198)	—	—	—
Dividends on common stock ($5.04 per share)	—	—	—	(114,294)	—	—	(114,294)
Increase in common stock held in rabbi trusts	—	—	—	—	—	(3,145)	(3,145)
Increase in deferred compensation obligation	—	—	—	—	—	3,145	3,145

Comprehensive income:
Net income				111,996	—		111,996
Other comprehensive income				—	22,248		22,248

Total comprehensive income							134,244

Balance, December 31, 2003	$—	$245	$231,294	$(15,522)	$85,183	$(976)	$300,224

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$111,996	$48,761	$32,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	1,706
Amortization of premiums on mortgage assets	1,120	1,930	3,208
Amortization of mortgage servicing rights	8,995	4,609	2,131
Accretion of available-for-sale securities	(98,804)	(56,481)	(11,706)
Amortization of deferred debt issuance costs	1,100	172	1,022
Forgiveness of founders’ promissory notes	139	139	139
Credit (recoveries) losses	(389)	(432)	3,608
Provision for deferred income taxes	(5,848)	(4,652)	—
Proceeds from sale of mortgage loans held-for-sale in securitizations	5,207,233	1,532,483	1,191,977
Proceeds from sale of mortgage loans held-for-sale to third parties	966,537	391,506	110,879
Originations of mortgage loans held-for-sale	(6,066,002)	(2,811,315)	(1,403,289)
Repayments of mortgage loans held-for-sale	18,474	10,943	1,731
Gains on sales of mortgage assets	(144,005)	(53,305)	(37,347)
Losses on derivative instruments	30,837	36,841	3,953
Compensation recognized under stock option plan	1,310	3,215	—
Depreciation expense	3,872	1,203	940
Changes in:
Other assets	(61,618)	(56,085)	(26,532)
Other liabilities	33,394	(3,114)	1,325

Net cash provided by (used in) operating activities	8,341	(953,582)	(123,947)
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	49,101	65,505	125,198
Proceeds from paydowns on available-for-sale securities	200,024	100,071	40,190
Proceeds from sales of available-for-sale securities	—	—	28,626
Proceeds from sales of assets acquired through foreclosure	6,719	14,876	20,466
Net assets acquired in acquisition of common stock of NFI Holding Corporation	—	—	872
Payment on founders’ promissory notes	—	—	641

Net cash provided by investing activities	255,844	180,452	215,993
Cash flows from financing activities:
Payments on asset-backed bonds	(120,083)	(86,434)	(139,411)
Proceeds from asset-backed bonds	52,271	66,906	—
Change in short-term borrowings	(153,000)	882,186	81,450
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	94,321	1,786	854
Repurchase of warrants	—	(9,499)	—
Dividends paid on preferred stock	—	(2,014)	(3,150)
Dividends paid on common stock	(99,256)	(30,876)	(2,836)
Common stock repurchases	—	—	(654)

Net cash provided by (used in) financing activities	(225,747)	822,055	(63,747)

Net increase in cash and cash equivalents	38,438	48,925	28,299
Cash and cash equivalents, beginning of year	79,742	30,817	2,518

Cash and cash equivalents, end of year	$118,180	$79,742	$30,817

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

The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated during consolidation.

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

Mortgage Loans Mortgage loans include loans originated by the Company and acquired in bulk pools from other originators and securities dealers. Mortgage loans are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the estimated life of the loan as an adjustment to yield using the level yield method. Mortgage loan origination fees and direct mortgage loan origination costs on mortgage loans held-for-sale are deferred until the related loans are sold. Mortgage loans held-for-sale are carried at the lower of cost or market determined on an aggregate basis.

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. For all mortgage loans held-for-sale and only mortgage loans held-in-portfolio which do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes ninety days delinquent. For mortgage loans held-in-portfolio, which do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible in the ordinary course of business. Interest collected on non-accrual loans is recognized as income upon receipt.

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

Mortgage Securities Mortgage securities represent beneficial interests the Company retains in securitization and resecuritization transactions and include interest-only mortgage securities, prepayment penalty bonds, over-collateralization bonds and other subordinated securities. Interest-only mortgage securities represent the contractual right to receive excess interest cash flows from a pool of securitized mortgage loans. Interest payments received by the independent trust are first applied to the principal and interest bonds (held by outside investors), servicing fees and administrative fees. The excess, if any, is remitted to the Company related to its ownership of the interest-only mortgage security. Prepayment penalty bonds give the holder the contractual right to receive prepayment penalties collected by the independent trust on the underlying mortgage loans. Overcollateralization bonds represent the contractual right to excess principal payments resulting from over collateralization of the obligations of the trust. Subordinated securities retained in resecuritizations represent the contractual right to receive the remaining cash flows from the trust after the obligations to the outside bond holders have been satisfied. When those obligations have been satisfied, the trust returns the transferred securities to the subordinated interest holders.

Mortgage securities are classified as available for sale and, accordingly, are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.

As previously described, mortgage securities represent the retained interests in certain components of the cash flows of the underlying mortgage loans or mortgage securities transferred to securitization trusts. As payments are received the payments are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using sophisticated models the Company has developed. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

At each reporting period subsequent to the initial valuation of the retained securities, the fair value of mortgage securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.

Servicing related advances The Company advances funds on behalf of borrowers for taxes, insurance and other customer service functions. These advances are routinely assessed for collectibility and any uncollectible advances are appropriately charged to earnings.

Mortgage Servicing Rights Originated mortgage servicing rights are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. Mortgage servicing rights are amortized in proportion to the projected net servicing revenue over the expected life of the related mortgage loans. Periodically, the Company evaluates the carrying value of originated mortgage servicing rights based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of mortgage servicing rights the Company stratifies the mortgage servicing rights based on their predominant risk characteristics. The significant risk characteristic considered by the Company is period of origination. The mortgage loans underlying the mortgage servicing rights are pools of homogenous, nonconforming residential loans.

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

Property and Equipment Leasehold improvements, furniture and fixtures and office and computer equipment are stated at cost less accumulated depreciation. Net property and equipment is included in other assets. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are as follows:

Leasehold improvements	5 years

Furniture and fixtures	5 years

Office and computer equipment	3 years

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred.

Premiums for Mortgage Loan Insurance The Company uses lender paid mortgage insurance to mitigate the risk of loss on loans that are originated. For those loans held-in-portfolio the premiums for mortgage insurance are expensed by the Company as the cost of the premiums are incurred. For those loans sold in securitization transactions accounted for as a sale, the independent trust assumes the obligation to pay the premiums and obtains the right to receive insurance proceeds.

Transfers of Assets A transfer of mortgage loans or mortgage securities in which the Company surrenders control over the financial assets is accounted for as a sale. When the Company retains control over transferred mortgage loans or mortgage securities, the transaction is accounted for as a secured borrowing. When the Company sells mortgage loans or mortgage securities in securitization and resecuritization transactions, it may retain one or more bond classes and servicing rights in the securitization. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer.

Management believes the best estimate of the initial value of the securities it retains in a whole loan securitization is derived from the market value of the pooled loans. The initial value of the loans is estimated based on the expected open market sales price of a similar pool. The Company regularly accepts bids on its whole loans in order to test the market price. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans cannot generally be rejected. As a result, management adjusts the market price for loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

An implied yield (discount rate) is calculated based on the initial value derived above and using projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates. We ensure the resulting implied yield is commensurate with current market conditions. Additionally, this yield serves as the initial accretable yield used to recognize income on the securities.

The Company estimates fair value for the securities it retains in a resecuritization transaction based on the present value of future expected cash flows estimated using management’s best estimate of the key assumptions, including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

The following is a description of the methods used by the Company to transfer assets, including the related accounting treatment under each method:

•	Whole Loan Sales Whole loan sales represent loans sold with servicing released. Gains and losses on whole loan sales are recognized in the period the sale occurs and the Company has determined that the criteria for sales treatment has been achieved as it has surrendered control over the assets transferred. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan prepays in its entirety in the first year. The Company records the fair value of recourse obligations upon the sale of the mortgage loans. See Note 15.

•	Loans and Securities Sold Under Agreements to Repurchase (Repurchase Agreements) Repurchase agreements represent legal sales of loans or mortgage securities and an agreement to repurchase the loans or mortgage securities at a later date. Repurchase agreements are accounted for as secured borrowings because the Company has not surrendered control of the transferred assets as it is both entitled and obligated to repurchase the transferred assets prior to their maturity.

•	Securitization Transactions The Company regularly securitizes mortgage loans by transferring mortgage loans to independent trusts which issue securities to investors. The securities are collateralized by the mortgage loans transferred into the independent trusts. The Company generally retains interests in some of the securities issued by the trust. Certain of the securitization agreements require the Company to repurchase loans that are found to have legal deficiencies, subsequent to the date of transfer. The Company is also required to buy back any loan for which the borrower converts from an adjustable rate to a fixed rate. The fair values of these recourse obligations are recorded upon the transfers of the mortgage loans and on an ongoing basis. The Company also has the right, but not the obligation, to acquire loans when they are 90 to 119 days delinquent and at the time a property is liquidated. As discussed above, the accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company records an asset and a liability on the balance sheet for the aggregate fair value of loans that it has a right to call as of the balance sheet date.

•	Resecuritization Transactions The Company also engages in resecuritization transactions. A resecuritization is the transfer or sale of mortgage securities that the Company has retained in previous securitization transactions to an independent trust. Similar to a securitization, the trust issues securities that are collateralized by the mortgage securities transferred to the trust. Resecuritization transactions are accounted for as either a sale or a secured borrowing based on whether or not the Company has retained or surrendered control over the transferred assets. In the resecuritization transaction, the Company may retain an interest in a security that represents the right to receive the cash flows on the underlying mortgage security collateral after the senior bonds, issued to third parties, have been repaid in full.

Fee Income The Company receives fee income from several sources. The following describes significant fee income sources and the related accounting treatment:

•	Broker Fees Broker fees are paid by other lenders for placing loans with third party investors (lenders) and are based on negotiated rates with each lender to whom the Company brokers loans. Revenue is recognized upon loan origination and delivery.

•	Loan Origination Fees Loan origination fees represent fees paid to the Company by borrowers and are associated with the origination of mortgage loans. Loan origination fees are determined based on the type and amount of loans originated. Loan origination fees and direct origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan using the level yield method. Loan origination fees and direct origination costs on mortgage loans held-for-sale are deferred and considered as part of the carrying value of the loan when sold.

•	Service Fee Income Service fees are paid to the Company by either the investor on mortgage loans serviced or the borrower. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

•	Affiliated Branch Management Fees These fees are charged to affiliated mortgage brokers to manage their administrative operations, which include providing accounting, payroll, human resources, loan investor management and license management. The amount of the fees is agreed upon when entering a contractual agreement with affiliated mortgage brokers and is recognized as services are rendered.

Stock-Based Compensation Prior to 2003, the Company accounted for its stock-based compensation plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company accounted for stock options based on the specific terms of the options granted. Options with variable terms, including those options for which the strike price has been adjusted and options issued by the Company with attached dividend equivalent rights, resulted in adjustments to compensation expense to the extent the market price of the common stock changed. No expense was recognized for options with fixed terms.

During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company selected the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In accordance with the modified prospective method of adoption, results for prior years have not been restated. SFAS No. 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record stock-based compensation expense is consistent with the accounting for all other forms of compensation.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	For the Year Ended December 31,
	2003	2002	2001
Net income, as reported	$111,996	$48,761	$32,308
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,310	2,473	704
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,310)	(600)	(318)

Pro forma net income	$111,996	$50,634	$32,694

Earnings per share:
Basic – as reported	$5.04	$2.35	$1.61

Basic – pro forma	$5.04	$2.44	$1.63

Diluted – as reported	$4.91	$2.25	$1.51

Diluted – pro forma	$4.91	$2.34	$1.53

The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

	2003	2002	2001
Weighted average:
Fair value, at date of grant	$22.48	$10.29	$5.88
Expected life in years	7	7	7
Annual risk-free interest rate	3.3%	4.1%	5.0%
Volatility	2.0	2.1	2.3
Dividend yield	0.0%	2.2%	1.8%

Income Taxes The Company is taxed as a Real Estate Investment Trust (REIT) under Section 856(c) of the Code. As a REIT, the Company generally is not subject to federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. Because the Company has paid or will pay dividends in amounts approximating its taxable income, no provision for income taxes has been provided in the accompanying financial statements related to the REIT. However, NFI Holding Corporation, a wholly-owned subsidiary, has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries.

The Company has elected to treat NFI Holding Corporation and its subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the Company may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax and will be taxed as a regular C corporation. However, special rules do apply to certain activities between a REIT and a TRS. For example, a TRS will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) tenants who pay a TRS for services are charged an arm’s-length amount by the TRS, (ii) fees paid to a REIT by its TRS are reflected at fair market value and (iii) interest paid by a TRS to its REIT is commercially reasonable. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of December 31, 2003, the amount of the Company’s assets attributable to its taxable REIT subsidiaries was less than 20%.

With respect to the Company’s taxable REIT subsidiaries, the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. The Company believes the deferred tax asset recorded is recoverable and, therefore, no valuation allowance has been recorded. The deferred tax asset is included in other assets on the consolidated balance sheet.

Earnings Per Share (EPS) Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options and warrants on the Company’s common stock have been exercised and the convertible preferred stock is converted, unless the exercise would be antidilutive.

Derivative Instruments and Hedging Activities Derivative instruments are recorded at their fair value with hedge ineffectiveness recognized in earnings. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), on January 1, 2001 and recorded a charge to earnings of $1.7 million and an increase in accumulated other comprehensive income of $34,000. The transition adjustments resulted from adjusting the carrying value of certain interest rate cap agreements to their fair value.

The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on liabilities of the Company adjust frequently, while interest rates on the Company’s assets adjust annually, or not at all. The fair value of the Company’s derivative instruments along with any margin accounts associated with the contracts are included in other assets. Any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings. For those derivative instruments that do not qualify for hedge accounting, changes in the fair value of the instruments are recorded as adjustments to earnings.

Commitments to Originate, Purchase and Sell Mortgage Loans As nonconforming mortgage loans are not readily convertible to cash and cannot readily be settled net, commitments to originate and purchase such loans do not meet the definition of a derivative under accounting principles generally accepted in the United States of America. Accordingly, they are not recorded in the consolidated financial statements. Commitments to originate and sell conforming mortgage loans meet the definition of a derivative and are recorded at fair value in the consolidated financial statements.

New Accounting Pronouncements In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As discussed previously in Note 1, the Company applied the transition provisions of SFAS No. 148 in the implementation of SFAS No. 123 during 2003.

In May 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 133 Implementation Issues that are effective for fiscal quarters beginning prior to June 15, 2003 will continue to be effective based on their respective effective dates, and the paragraphs relating to forward purchases or sales of “when issued” or other securities that do not yet exist would be applicable to both existing transactions as well as new transactions entered into after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments that are within its scope as a liability (or an asset in some circumstances). This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Company’s second quarter consolidated financial statements. The Company’s adoption of SFAS No. 150 did not have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions were effective for guarantees made or modified after December 31, 2002. The disclosure provisions were effective for fiscal periods ending after December 15, 2002. The Company’s adoption of FIN No. 45 did not have a significant impact on its consolidated financial statements. Significant guarantees that have been entered into by the Company are discussed in Note 15.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which was replaced by FIN No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46(R)). FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN No. 46(R) changes the effective date of FIN No. 46 for certain entities. Public companies shall apply either FIN No. 46 or FIN No. 46(R) to their interests in special purpose entities (SPEs) as of the first interim or annual period ending after December 15, 2003. The decision to apply FIN No. 46 or FIN No. 46(R) may be made on an SPE by SPE basis. The Company’s adoption of FIN No. 46 and FIN No. 46(R) did not have a significant impact on its consolidated financial statements.

Reclassifications Reclassifications to prior year amounts have been made to conform to current year presentation.

Note 2. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31, (in thousands):

	2003	2002
Mortgage loans – held-in-portfolio:
Outstanding principal	$94,162	$149,918
Net unamortized premium	1,874	2,994

Amortized cost	96,036	152,912
Allowance for credit losses	(1,319)	(3,036)

Mortgage loans – held-in-portfolio	$94,717	$149,876

Mortgage loans – held-for-sale:
Outstanding principal	$687,880	$972,360
Net premium	10,112	11,273

Mortgage loans – held-for-sale	$697,992	$983,633

Activity in the allowance for credit losses is as follows for the three years ended December 31, (in thousands):

	2003	2002	2001
Balance, January 1	$3,036	$5,557	$7,690
Credit (recoveries) losses	(389)	(432)	3,608
Amounts charged off, net of recoveries	(1,328)	(2,089)	(5,741)

Balance, December 31	$1,319	$3,036	$5,557

All mortgage loans serve as collateral for borrowing arrangements discussed in Note 6. The weighted-average interest rate on mortgage loans as of December 31, 2003 and 2002 was 7.94% and 8.29%, respectively.

Collateral for 22% and 17% of the mortgage loans outstanding as of December 31, 2003 was located in California and Florida, respectively. The Company has no other significant concentration of credit risk.

Details of loan securitization transactions on the date of the securitization are as follows (in thousands):

		Allocated Value of Retained Interests
	Net Bond Proceeds	Mortgage Servicing Rights	Subordinated Bond Classes	Principal Balance of Loans Sold		Gain Recognized
Year ended December 31, 2003:
NMFT Series 2003-4	$1,476,818	$3,986	$47,499	$1,019,922	(A)	$22,035
NMFT Series 2003-3	1,472,920	5,829	84,268	1,499,374		34,544
NMFT Series 2003-2	1,476,358	5,843	78,686	1,499,998		50,109
NMFT Series 2003-1	1,253,820	5,116	82,222	1,300,141		29,614

	$5,679,916	$20,774	$292,675	$5,319,435		$136,302

Year ended December 31, 2002:
NMFT Series 2002-3	$734,584	$2,939	$39,099	$750,003		$29,353
NMFT Series 2002-2	300,304	1,173	22,021	310,000		10,459
NMFT Series 2002-1	485,824	1,958	29,665	499,998		8,082

	$1,520,712	$6,070	$90,785	$1,560,001		$47,894

Year ended December 31, 2001:
NMFT Series 2001-2	$785,509	$3,817	$36,942	$800,033		$12,745
NMFT Series 2001-1	407,372	1,837	22,628	415,067		8,985

	$1,192,881	$5,654	$59,570	$1,215,100		$21,730

(A)	On January 14, 2004, the remaining $479.8 million in loans collateralizing NMFT Series 2003-4 were delivered and a gain of $9.0 million was recognized.

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

Servicing fees received from the securitization trusts were $21.1 million, $10.0 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. No purchases of delinquent or foreclosed loans were made on securitizations in which the Company did not maintain control over the mortgage loans transferred during the three years ended December 31, 2003.

Fair value of the subordinated bond classes at the date of securitization is measured by estimating the open market sales price of a similar loan pool. An implied yield (discount rate) is calculated based on the value derived and using projected cash flows generated using key economic assumptions. Key economic assumptions used to project cash flows at the time of loan securitization during the three years ended December 31, 2003 were as follows:

	Mortgage Loan Collateral for NovaStar Mortgage Funding Trust Series
	2003-4	2003-3	2003-2	2003-1	2002-3	2002-2	2002-1	2001-2	2001-1
Constant prepayment rate(B)	30%	22%	25%	28%	30%	27%	32%	28%	28%
Average life (in years)	3.06	3.98	3.54	3.35	3.09	3.13	2.60	2.61	2.54
Expected total credit losses, net of mortgage insurance(A)(B)	5.1%	3.6%	2.7%	3.3%	1.0%	1.6%	1.7%	1.2%	1.2%
Discount rate(B)	20%	20%	28%	20%	20%	25%	20%	25%	20%

(A)	Represents the expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B)	The current discount rate and assumptions and those at trust securitization, which were previously disclosed, have been adjusted to reflect management’s revised estimates for volatility and risk associated with the underlying mortgage loan collateral. These revisions do not impact previously recorded amounts.

Note 3. Mortgage Securities – Available-for-Sale

Available-for-sale mortgage securities consisted of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value by discounting the expected future cash flow of the collateral and bonds. The average yield on mortgage securities is the interest income for the year as a percentage of the average fair market value on mortgage securities. The cost basis, unrealized gains and losses and estimated fair value and average yield of mortgage securities as of December 31, 2003 and 2002 were as follows (dollars in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Value	Average Yield
		Gains	Losses
As of December 31, 2003	$294,562	$87,826	$101	$382,287	34.3%
As of December 31, 2002	102,665	77,755	1,541	178,879	42.7

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of December 31, 2003 to mature in one to five years.

All mortgage securities owned by the Company are pledged for borrowings as discussed in Note 6.

On July 2, 2003, the Company securitized the interest-only, prepayment penalty and subordinated securities of NMFT 2003-2 and issued NovaStar NIMS Certificate Series 2003-N1 in the amount of $54,000,000. The resecuritization was accounted for as a secured borrowing. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, control over the transferred assets was not surrendered and thus the transaction was recorded as financing for the mortgage securities.

On November 5, 2002, the Company securitized the interest-only and prepayment penalty securities of NMFT 2001-1 and NMFT 2001-2 and issued NovaStar CAPS Certificate Series 2002-C1 in the amount of $68,000,000. The resecuritization was accounted for as a secured borrowing. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was recorded as financing for the mortgage securities.

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

As of December 31, 2003, key economic assumptions and the sensitivity of the current fair value of retained interests owned by the Company to immediate adverse changes in those assumptions are as follows, on average for the portfolio (dollars in thousands):

Carrying amount/fair value of retained interests	$382,287
Average life (in years)	3.0
Prepayment speed assumption (CPR)	29
Fair value after a 10% increase	$371,496
Fair value after a 25% increase	$358,031
Expected annual credit losses (percent of current collateral balance)	3.2
Fair value after a 10% increase	$374,446
Fair value after a 25% increase	$364,128
Residual cash flows discount rate (%)	22
Fair value after a 500 basis point increase	$360,240
Fair value after a 1000 basis point increase	$341,303
Market interest rates
Fair value after a 100 basis point increase	$351,292
Fair value after a 200 basis point increase	$313,298

These sensitivities are hypothetical and should be used with caution. As the analysis indicates, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The actual static pool credit loss as of December 31, 2003 was 0.19% and the cumulative projected static pool credit loss for the remaining life of the securities is 2.55%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (in thousands):

	December 31,
	Total Principal Amount of Loans (A)		Principal Amount of Loans 30 Days or More Past Due		Net Credit Losses During the Year Ended December 31,
	2003	2002	2003	2002	2003		2002
Loans securitized	$6,428,364	$2,586,493	$201,774	$125,700	$7,700		$4,558
Loans held-for-sale	688,506	973,224	3,125	37,466	498		484
Loans held-in-portfolio	96,729	155,683	15,313	28,743	4,402	(B)	7,857	(B)

Total loans managed or securitized	$7,213,599	$3,715,400	$220,212	$191,909	$12,600		$12,899

(A)	Includes assets acquired through foreclosure.

(B)	Excludes mortgage insurance proceeds on policies paid by the Company and includes interest accrued in excess of 120 days for which the Company had discontinued interest accrual.

Note 4. Mortgage Servicing

The Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity during 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Balance, January 1	$7,906	$6,445	$—
Amount acquired in purchase of common stock of NFI Holding Corporation	—	—	2,922
Amount capitalized in connection with transfer of loans to securitization trusts	20,774	6,070	5,654
Amortization	(8,995)	(4,609)	(2,131)

Balance, December 31	$19,685	$7,906	$6,445

The estimated fair value of the servicing assets aggregated $33.4 million and $12.6 million at December 31, 2003 and December 31, 2002, respectively. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of December 31, 2003 was determined utilizing a 15% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 2.8% and an annual prepayment rate of 26%. The fair value as of December 31, 2002 was determined utilizing a 15% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 1.8% and an annual prepayment rate of 40%.

Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. The estimated amortization expense for 2004, 2005, 2006 and 2007 is $10.9 million, $6.7 million, $1.6 million and $0.5 million, respectively.

The Company holds, as custodian, funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company and are held in trust. The Company held $20.9 million and $9.1 million in escrow for borrowers at December 31, 2003 and 2002, respectively.

Note 5. Property and Equipment, Net

Property and equipment consisted of the following at December 31, (in thousands):

	2003	2002
Office and computer equipment	$13,617	$7,691
Furniture and fixtures	7,209	2,770
Leasehold improvements	3,048	838

	23,874	11,299
Less accumulated depreciation	9,337	5,889

Property and equipment, net	$14,537	$5,410

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3.9 million, $1.2 million and $0.9 million, respectively.

Note 6. Borrowings

Short-term Borrowings The following tables summarize the Company’s repurchase agreements and warehouse agreements as of December 31, 2003 and 2002 (dollars in thousands):

	Maximum Borrowing Capacity	Rate	Days to Reset	Balance	Average Daily Balance During the Year	Weighted Average Interest Rate During the Year	Maximum Amount Outstanding During the Year
December 31, 2003
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring March 31, 2004	$600,000	2.91%	22	$100,161
Repurchase agreement expiring June 5, 2004	600,000	1.87	16	431,515
Repurchase agreement expiring April 30, 2004	300,000	1.64	26	28,179
Repurchase agreement expiring September 8, 2004	500,000	—	—	—
Repurchase agreement expiring May 22, 2004	300,000	2.25	15	214,899
Repurchase agreement expiring October 23, 2004	575,000	2.17	15	97,782

Total short-term borrowings	$2,875,000			$872,536	$915,689	2.57%	$1,574,156

December 31, 2002
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring March 31, 2003	$50,000	1.88%	29	$40,650
Repurchase agreement expiring September 18, 2003	50,000	1.88	24	46,500
Repurchase agreement expiring October 28, 2003	50,000	1.88	27	10,914
Repurchase agreement expiring March 31, 2003	200,000	2.38	13	84,320
Repurchase agreement expiring September 18, 2003	150,000	2.38	1	107,705
Repurchase agreement expiring October 28, 2003	300,000	2.42	10	264,658
Repurchase agreement expiring December 6, 2003	200,000	2.51	Daily	117,312
Warehouse agreement expiring March 3, 2003 (indexed to Federal funds rate)	125,000	2.74	Daily	123,317
Warehouse agreement expiring September 29, 2003	250,000	2.98	Daily	230,160

Total short-term borrowings	$1,375,000			$1,025,536	$410,951	3.04%	$1,025,536

The Company’s mortgage loans and securities are pledged as collateral on borrowings. All short-term financing arrangements require the Company to maintain minimum tangible net worth, meet a minimum equity ratio test and comply with other customary debt covenants. Management believes the Company is in compliance with all debt covenants.

Repurchase agreements generally contain margin calls under which a portion of the borrowings must be repaid if the fair value of the mortgage securities or mortgage loans collateralizing the repurchase agreements falls under a predefined ratio to the borrowings outstanding.

Asset-backed Bonds (ABB) The Company issued ABB secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held-in-portfolio as collateral are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35% of their original amounts for issue 1997-1 and 25% on 1997-2, 1998-1 and 1998-2.

On July 2, 2003, the Company issued ABB in the amount of $54 million secured by the interest-only, prepayment penalty and subordinated mortgage securities of NMFT 2003-2 as a means for long-term financing. The mortgage securities are recorded as assets of the Company and the ABB are recorded as debt. The performance of the mortgage loan collateral underlying these securities, as presented in Note 2 directly affects the performance of the 2003-N1 bond. The interest rate is fixed at 7.385% and the estimated weighted average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

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

Following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds			Mortgage Loans
	Remaining Principal	Interest Rate		Remaining Principal (A)		Weighted Average Coupon		Estimated Weighted Average Months to Call
As of December 31, 2003:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$10,249	1.63%		$11,721		10.17%		—
Issue 1997-2	13,177	1.63		14,629		10.51		—
Issue 1998-1	24,337	1.54		27,118		9.94		—
Issue 1998-2	41,621	1.55		43,261		9.87		—

	$89,384

Collateralizing Mortgage Securities:
Issue 2002-C1	$7,070	7.15	%(B)		(B)		(B)		(B)
Issue 2003-N1	38,100	7.39	(C)		(C)		(C)		(C)
Unamortized debt issuance costs, net	(1,574)

	$43,596

As of December 31, 2002:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$17,147	1.88%		$19,076		10.27%		—
Issue 1997-2	20,714	1.88		22,812		10.51		—
Issue 1998-1	39,692	1.82		44,363		10.02		—
Issue 1998-2	65,906	1.63		69,432		9.85		—

	$143,459

Collateralizing Mortgage Securities:
Issue 2002-C1	$57,219	7.15	%(B)		(B)		(B)		(B)
Unamortized debt issuance costs, net	(986)

	$56,233

(A)	Includes assets acquired through foreclosure.

(B)	Collateral for the 2002-C1 asset backed bond is the AAA-IO and prepayment penalty mortgage securities of NMFT 2001-1 and NMFT 2001-2.

(C)	Collateral for the 2003-N1 asset backed bond is the interest-only, prepayment penalty and subordinated mortgage securities of NMFT 2003-2.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2003. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds (in thousands):

Asset-backed Bonds
2004	$82,346
2005	18,584
2006	10,325
2007	6,558
2008	6,187
Thereafter	8,980

Note 7. Stockholders’ Equity

The Board of Directors declared a two-for-one split of its common stock, providing shareholders of record as of November 17, 2003, with one additional share of common stock for each share owned. The additional shares resulting from the split were issued on December 1, 2003 increasing the number of common shares outstanding to 24.1 million. Prior year share amounts and earnings per share disclosures have been restated to reflect the stock split.

On May 21, 2003, the Company completed a public offering of 1,207,500 shares of its common stock at $22.13 per share. The Company raised $25.2 million in net proceeds from this offering. The Company completed another public offering of 1,403,000 shares of its common stock at $38.50 per share on November 7, 2003, resulting in $51.7 million in net proceeds.

On May 2, 2003, the Company established a direct stock purchase and dividend reinvestment plan. The Plan allows for the purchase of stock directly from the Company and/or the automatic reinvestment of all or a percentage of the dividends shareholders receive. The Plan allows for a discount from market of up to 3%. Under the Plan, the Company sold 578,120 shares of its common stock during 2003 at a weighted average discount of 1.9%. Net proceeds of $17.0 million were raised under these sales of common stock.

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

As of December 31, 2001, the Company had 1,162,731 warrants outstanding for the purchase of Company common stock. On January 30, 2002, warrant holders surrendered 350,000 warrants with an exercise price of $6.94 in a “cashless” exchange for 421,406 shares of the Company’s common stock valued at $8.72 per share. On April 5, 2002, the Company acquired the remaining 812,731 warrants with an exercise price of $4.56 from warrant holders for $9.5 million.

The Company’s Board of Directors has approved the purchase of up to $9 million of the Company’s common stock. No shares were purchased in 2002 or 2003. During the year ended December 31, 2001, 230,294 shares were purchased with an aggregate purchase price of $655,000. The purchased shares have been returned to the Company’s authorized but unissued shares of common stock. All common stock purchases are charged against additional paid-in capital.

The following is a rollforward of accumulated other comprehensive income for the three years ended December 31, 2003 (in thousands):

	Available- for-sale Securities	Derivative Instruments Used in Cash Flow Hedges	Total
Balance, January 1, 2001	$10,168	$—	$10,168
Change in unrealized gain (loss)	21,768	(9,882)	11,886
Implementation of SFAS No. 133	—	34	34
Net settlements reclassified to earnings	—	2,087	2,087
Realized gain reclassified to earnings	(14,946)	—	(14,946)
Other amortization	—	(52)	(52)

Other comprehensive income (loss)	6,822	(7,813)	(991)

Balance, December 31, 2001	16,990	(7,813)	9,177

Change in unrealized gain (loss)	55,649	(12,184)	43,465
Net settlements reclassified to earnings	—	10,396	10,396
Other amortization	—	(103)	(103)

Other comprehensive income (loss)	55,649	(1,891)	53,758

Balance, December 31, 2002	72,639	(9,704)	62,935

Change in unrealized gain (loss)	15,086	(2,197)	12,889
Net settlements reclassified to earnings	—	9,462	9,462
Other amortization	—	(103)	(103)

Other comprehensive income	15,086	7,162	22,248

Balance, December 31, 2003	$87,725	$(2,542)	$85,183

Prior to 2001, the Company and its founders entered into a series of transactions which resulted in non-recourse forgivable promissory notes (the Notes) payable to the Company aggregating $6.4 million and the founders owning 723,108 shares of common stock of the Company. On January 1, 2001, the Company and its founders entered into another series of transactions, which resulted in a significant reduction in the balance of the Notes. The founders returned 578,664 shares of the common stock and the Company cancelled the related non-recourse debt. The Company then repurchased the remaining 144,444 shares of common stock. The Company also purchased all of the voting common stock of NFI Holding Corporation from the founders. As a result of this purchase, NFI Holding Corporation became a wholly-owned subsidiary of the Company on January 1, 2001.

The founders used the proceeds received from the sale of NFI Holding Corporation and Company common stock to repay a portion of their obligations described above. The remaining obligations, aggregating $1,393,000, were rewritten into new non-recourse, non interest-bearing promissory notes. Those notes will be forgiven and charged to expense in equal installments over 10 years as long as the Company employs the founders on December 31st of each year. The notes will be forgiven in full in the event of a change in control. During the years ended December 31, 2003, 2002 and 2001, the Company recognized $139,000 in compensation expense related to these notes. The founders have each pledged 144,444 shares of common stock as collateral for these loans.

Note 8. Derivative Instruments and Hedging Activities

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

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During 2003, 2002 and 2001, premiums paid related to interest rate cap agreements aggregated $7.4 million, $1.2 million and $3.7 million, respectively. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of December 31, 2003 and 2002 were $3.5 million and $171,000, respectively, and bear a weighted average interest rate of 1.9% and 7.1%, respectively. The future contractual maturities of premiums due to counterparties as of December 31, 2003 are $1.6 million, $1.4 million and $0.5 million due in 2004, 2005 and 2006, respectively. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds and borrowings under its warehouse, mortgage loan and mortgage security repurchase agreements as discussed in Note 6.

All of the Company’s derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. The Company also has derivative instruments that do not meet the requirements for hedge accounting. However, these instruments also contribute to the Company’s overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings used to fund loans held-for-sale. The following tables present derivative instruments as of December 31, 2003 and 2002 (dollars in thousands):

	Notional Amount	Fair Value	Maximum Days to Maturity
As of December 31, 2003:
Cash flow hedge derivative instruments	$250,000	$(3,224)	450
Non-hedge derivative instruments	2,085,144	1,255	1,090

Total derivative instruments	$2,335,144	$(1,969)

As of December 31, 2002:
Cash flow hedge derivative instruments	$435,000	$(11,267)	815
Non-hedge derivative instruments	1,648,486	(6,977)	1,090

Total derivative instruments	$2,083,486	$(18,244)

During the three years ended December 31, 2003, the Company recognized $9.4 million, $10.3 million and $2.0 million, respectively, in net expense on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense.

The net amount included in other comprehensive income expected to be reclassified into earnings within the next twelve months is a charge to earnings of approximately $3.1 million.

The derivative financial instruments we use also subject us to “margin call” risk. The Company’s deposits with derivative counterparties were $20.9 million and $30.3 million as of December 31, 2003 and 2002, respectively.

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

Note 9. Income Taxes

The components of income tax expense (benefit) allocated to earnings are as follows (in thousands):

	For the Year Ended December 31,
	2003	2002
Current	$28,708	$2,621
Deferred	(5,848)	(4,652)

Total income tax expense (benefit)	$22,860	$(2,031)

The difference between expected income tax benefit computed at the federal statutory rate of 35% and actual income tax benefit recorded at the taxable REIT subsidiary is as follows (in thousands):

	For the Year Ended December 31,
	2003	2002
Income tax at statutory rate (taxable REIT subsidiary)	$18,102	$(3,755)
State income taxes	1,549	(442)
Nondeductible expenses	228	117
Taxable gain on security sale to REIT	2,761	805
Other	220	1,244

Total income tax expense (benefit)	$22,860	$(2,031)

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Mark-to-market adjustment on held-for-sale loans	$7,724	$—
Unrealized loss on derivative instruments	—	3,108
Excess inclusion income	10,242	2,383
Net operating loss carryforwards	—	1,368
Unrealized loss on derivatives used in cash flow hedges	—	1,396
Deferred compensation plan contributions	1,893	—
Fixed assets	—	138
Other	1,956	853

Deferred tax asset	21,815	9,246
Deferred tax liabilities:
Unrealized gain on available for sale securities	—	3,575
Mortgage servicing rights	7,677	3,004
Fixed assets	2,319	—
Other	1,364	201

Deferred tax liability	11,360	6,780

Net deferred tax asset	$10,455	$2,466

Note 10. Employee Benefit Plans

The NovaStar Financial, Inc. 401(k) Plan (the Plan) is a defined contribution plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. The Company may also elect to make a discretionary contribution which is allocated to participants based on each participant’s compensation. Contributions to the Plan by the Company for the years ended December 31, 2003, 2002 and 2001 were $2.0 million, $806,000 and $472,000, respectively.

The Company’s Deferred Compensation Plan (the Plan) is a nonqualified deferred compensation plan that benefits certain designated key members of management and highly compensated employees and allows them to defer payment of a portion of their compensation to future years. Under the Plan, an employee may defer up to 50% of his or her base salary, bonus and/or commissions on a pretax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. The Company made contributions to the Plan for the years ended December 31, 2003 and 2002 of $643,000 and $482,000, respectively.

Note 11. Stock Option Plan

The Company’s 1996 Stock Option Plan (the Plan) provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation and limited stock awards and dividend equivalent rights (DERs). Since inception of the Plan, the Company has granted only ISOs, NQSOs and DERs. ISOs may be granted to the officers and employees of the Company. NQSOs and awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for issuance is equal to 10% of the Company’s outstanding common stock. Individuals who receive awards under the Plan will vest in those awards ratably over a four-year period. Unless previously terminated by the Board of Directors, the Plan will terminate on September 1, 2006.

Prior to 2003, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB No. 25 and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. The Company selected the modified prospective method of adoption described in SFAS No. 148. Compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. See Note 1.

In accordance with the provisions of SFAS No. 123 and SFAS No. 148, $1.3 million was recorded for total stock-based compensation expense in 2003. In accordance with APB No. 25, total stock-based compensation expense was $2.5 million and $0.7 million, respectively, for the years ended December 31, 2002 and 2001.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options vest over four years and expire ten years after the date of grant. The following table summarizes option activity under the 1996 Plan for 2003, 2002 and 2001, respectively:

	2003		2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at the beginning of year	1,032,670	$7.40	1,078,840	$4.69	1,083,820	$3.82
Granted	15,000	22.66	314,000	12.05	225,000	6.73
Exercised	(275,390)	5.98	(355,250)	3.05	(226,500)	2.80
Canceled	(25,480)	7.79	(4,920)	8.25	(3,480)	9.00

Outstanding at the end of year	746,800	$8.22	1,032,670	$7.40	1,078,840	$4.69

Exercisable at the end of year	275,050	$7.67	294,420	$7.63	406,090	$6.19

Certain options granted during 2003, 2002 and 2001 were granted with DERs. In December 2001, the Company’s Board of Directors approved that certain existing and all future stock option grants have DERs attached to them. Under the terms of the DERs, a recipient is entitled to receive additional shares of stock upon the exercise of options. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. Certain of the options exercised in 2003, 2002 and 2001 had DERs attached to them when issued. As a result of these exercises, an additional 23,485, 3,226 and 1,778 shares of common stock were issued in 2003, 2002 and 2001, respectively.

The following table presents information on stock options outstanding as of December 31, 2003.

	Outstanding			Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$1.53 - $7.16	349,250	7.40	$4.27	120,500	$4.55
$7.91 - $10.41	114,500	4.43	8.92	103,250	9.03
$12.22 - $22.66	283,050	8.96	12.81	51,300	12.28

	746,800	7.53	$8.22	275,050	$7.67

Note 12. Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branches. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service on and off-balance sheet loans (See Note 2). Branches include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. The corporate-level income and costs to support the NovaStar Home Mortgage, Inc (NHMI) branches as well as the LLC branches is represented in the branches segment.

The Company’s operations were restructured into this decentralized organization structure beginning January 1, 2001 as the branches became more significant to the overall performance of the Company. Certain reclassifications have been made to prior year amounts to conform with current year segment presentation. Following is a summary of income and assets by the Company’s primary operating units for the year ended December 31, 2003, 2002 and 2001 (in thousands):

	For the Year Ended December 31, 2003
	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Eliminations	Total
Interest income	$109,542	$60,878	$—	$—	$170,420
Interest expense	17,433	31,055	—	(8,124)	40,364

Net interest income before credit recoveries	92,109	29,823	—	8,124	130,056
Credit recoveries	389	—	—	—	389
Gains (losses) on sales of mortgage assets	(1,911)	140,870	—	5,046	144,005
Fee income	65	37,505	40,290	(9,519)	68,341
Losses on derivative instruments	(894)	(29,943)	—	—	(30,837)
Other income (expense)	15,934	(14,563)	53	(4,114)	(2,690)
General and administrative expenses	(6,667)	(133,196)	(34,545)	—	(174,408)

Income before income tax	99,025	30,496	5,798	(463)	134,856
Income tax expense	—	20,580	2,280	—	22,860

Net income	$99,025	$9,916	$3,518	$(463)	$111,996

December 31, 2003:
Total assets	$563,930	$834,980	$17,276	$(16,229)	$1,399,957

	For the Year Ended December 31, 2002
	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Eliminations	Total
Interest income	$73,407	$33,736	$—	$—	$107,143
Interest expense	15,650	20,715	—	(8,637)	27,728

Net interest income before credit recoveries	57,757	13,021	—	8,637	79,415
Credit recoveries	432	—	—	—	432
Gains (losses) on sales of mortgage assets	(791)	52,282	—	1,814	53,305
Fee income	432	18,084	21,495	(4,028)	35,983
Losses on derivative instruments	(2,282)	(34,559)	—	—	(36,841)
Other income (expense)	12,466	(6,532)	62	(6,966)	(970)
General and administrative expenses	(6,991)	(59,306)	(18,840)	543	(84,594)

Income (loss) before income tax	61,023	(17,010)	2,717	—	46,730
Income tax expense (benefit)	—	(3,372)	1,341	—	(2,031)

Net income (loss)	$61,023	$(13,638)	$1,376	$—	$48,761

December 31, 2002:
Total assets	$387,600	$1,053,477	$11,814	$(394)	$1,452,497

	For the Year Ended December 31, 2001
	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branches	Eliminations	Total
Interest income	$38,394	$19,425	$85	$—	$57,904
Interest expense	18,996	12,301	—	(3,931)	27,366

Net interest income before credit losses	19,398	7,124	85	3,931	30,538
Credit losses	(3,608)	—	—	—	(3,608)
Gains on sales of mortgage assets	14,745	22,431	171	—	37,347
Fee income	790	2,088	19,689	(1,573)	20,994
Losses on derivative instruments	—	(3,953)	—	—	(3,953)
Other income (expense)	4,789	(2,436)	(1)	(3,151)	(799)
General and administrative expenses	(4,386)	(26,573)	(16,339)	793	(46,505)

Income (loss) before cumulative effect of a change in accounting principle	31,728	(1,319)	3,605	—	34,014
Cumulative effect of a change in accounting principle	1,384	322	—	—	1,706

Net income (loss)	$30,344	$(1,641)	$3,605	$—	$32,308

December 31, 2001:
Total assets	$344,676	$152,593	$15,111	$—	$512,380

Intersegment revenues and expenses that were eliminated in consolidation were as follows (in thousands):

	2003	2002	2001
Amounts paid (received) to (from) mortgage portfolio from (to) mortgage lending and loan servicing:
Loan servicing fees	$(685)	$(1,074)	$(1,573)
Administrative fees	—	(449)	(704)
Intercompany interest income	8,124	8,637	3,931
Guaranty, commitment, loan sale and securitization fees	9,244	6,001	3,871
Amounts paid (received) to (from) branches from (to) mortgage lending and loan servicing:
Lender premium	5,509	1,814	—
Subsidized fees	3,325	1,139	—
Administrative fees	—	(94)	(88)

Note 13. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, (in thousands):

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$118,180	$118,180	$79,742	$79,742
Mortgage loans:
Held-for-sale	697,992	716,006	983,633	995,320
Held-in-portfolio	94,717	96,455	149,876	151,954
Mortgage securities - available-for-sale	382,287	382,287	178,879	178,879
Mortgage servicing rights	19,685	33,788	7,906	12,617
Deposits with counterparties	20,900	20,900	30,310	30,310
Financial liabilities:
Borrowings:
Short-term	872,536	872,536	1,025,536	1,025,536
Asset-backed bonds	132,980	132,980	199,692	199,352
Derivative instruments:
Interest rate cap agreements	6,679	6,679	1,200	1,200
Interest rate swap agreements	(8,648)	(8,648)	(19,444)	(19,444)

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Mortgage loans – The fair value for all loans is estimated by discounting the projected future cash flows using market discount rates at which similar loans made to borrowers with similar credit ratings and maturities would be discounted in the market.

Mortgage securities – available for sale - The fair value of mortgage securities is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Mortgage servicing rights – The fair value of mortgage servicing rights is calculated based on a discounted cash flow methodology incorporating numerous assumptions, including servicing income, servicing costs, market discount rates and prepayment speeds.

Borrowings – The fair value of all borrowings approximates carrying value as the borrowings bear interest at rates that approximate current market rates for similar borrowings.

Derivative instruments – The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate rates. The fair value of deposits with counterparties approximates its carrying value.

The fair value of accrued interest receivable and payable approximates their carrying value.

Note 14. Supplemental Disclosure of Cash Flow Information

(in thousands)	2003	2002	2001
Cash paid for interest	$41,058	$37,546	$28,918

Cash paid for income taxes	$18,831	$3,581	$684

Non-cash items:
Dividends payable	$30,559	$16,768	$4,758

Securities retained in securitizations	$292,675	$90,785	$59,570

Retention of mortgage servicing rights	$20,774	$6,070	$5,654

Surrender of warrants	$—	$3,673	$—

Assets acquired through foreclosure	$6,619	$8,417	$20,159

Dividend reinvestment plan program	$1,247	$—	$—

Non-cash activities related to the acquisition of common stock of NFI Holding Corporation on January 1, 2001 were as follows (in thousands):

2001
Operating activities:
Increase in mortgage loans held-for-sale	$(81,733)

Increase in other assets	$(11,132)

Decrease in other liabilities	$(9,422)

Investing activities:
Increase in real estate owned	$(892)

Financing activities:
Increase in borrowings	$36,900

Non-cash financing activities related to founders’ notes receivable:
Decrease in founders’ notes receivable	$4,340

Decrease in additional paid-in capital	$(4,340)

Note 15. Commitments, Guarantees and Contingencies

The Company makes commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At December 31, 2003, the Company had outstanding commitments to originate, purchase and sell loans of $228 million, $60 million and $0, respectively. The Company had outstanding commitments to originate, purchase and sell loans of $108 million, $16 million and $98 million, respectively as of December 31, 2002.

The Company leases office space under various operating lease agreements. Rent expense for 2003, 2002 and 2001, aggregated $7.5 million, $2.4 million and $1.5 million respectively. Future minimum lease commitments under those leases are as follows (in thousands):

Lease Obligations
2004	$6,425
2005	5,523
2006	5,332
2007	5,349
2008	5,349
Thereafter	3,565

The Company has entered into various lease agreements in which the lessor agreed to repay the Company for certain existing lease obligations. The Company received approximately $2.3 million and $62,000 related to these agreements in 2003 and 2002, respectively, and expects to receive approximately $1.0 million in future payments through 2004 from the lessor unless the properties previously occupied are subleased.

The Company has also entered into various sublease agreements for office space formerly occupied by the Company. The Company received approximately $537,000, $704,000 and $846,000 in 2003, 2002 and 2001, respectively, related to these agreements and expects to receive approximately $61,000 in future payments through 2004.

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold loans with recourse for borrower defaults totaling $151.2 million and $142.2 million in 2003 and 2002, respectively. The Company’s reserve related to these guarantees totaled $41,000 and $29,000 as of December 31, 2003 and 2002, respectively.

In the ordinary course of business, the Company sells loans with recourse where a defect occurred in the loan origination process. The Company typically guarantees to cover investor losses should origination defects occur. The defects are categorized as documentation and underwriting errors, judgments, early payment defaults and fraud. If a defect is identified, the Company is required to repurchase the loan. As of December 31, 2003, the Company had loans sold with recourse with an outstanding principal balance of $6.4 billion.

In connection with various regulatory lending requirements, certain wholly-owned subsidiaries of the Company are required to maintain minimum levels of net worth. The wholly-owned subsidiaries were in compliance with these requirements as of December 31, 2003.

In the normal course of its business, the Company is subject to various legal proceedings and claims, the resolution of which, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 16. Affiliated Branches

As discussed in Note 1, the Company is party to LLC agreements for the purpose of establishing affiliated branches. As of December 31, 2003 and 2002, there were 423 and 207 such affiliated branches. For the years ended December 31, 2003, 2002 and 2001, the Company recorded fee income aggregating $12.8 million, $5.2 million and $1.9 million respectively, for providing administrative services for affiliated branches. During 2003, 2002 and 2001, the aggregate amount of loans brokered by affiliated branches were approximately $5.7 billion, $2.2 billion and $710.3 million, respectively. Of those amounts, approximately $1.3 billion, $399.6 million and $110.5 million, respectively, were acquired by the Company’s mortgage subsidiary. The aggregate premiums paid by the Company for loans brokered by the affiliated branches were approximately $15.1 million, $5.1 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. In conjunction with the use of the Company’s mortgage broker license, the Company is contingently liable for limited representations and warrantees of the affiliated branches as well as certain operating liabilities in the event that the LLCs are unable to meet their obligations upon dissolution. The Company requires that the branch managers maintain a reserve with the Company to cover such obligations. Historically, the amounts that the Company has been required to pay as a result of these arrangements have been insignificant. The Company records an estimate of obligations regarding affiliated branch arrangements in the consolidated financial statements.

Note 17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2003	2002	2001
Numerator	$111,996	$48,761	$32,308

Denominator:
Weighted average common shares outstanding – basic
Common shares outstanding	22,220	20,758	11,478
Convertible preferred stock	—	—	8,572

Weighted average common shares outstanding – basic	22,220	20,758	20,050

Weighted average common shares outstanding – dilutive
Stock options	601	524	378
Warrants	—	378	954

Weighted average common shares outstanding – dilutive	22,821	21,660	21,382

Basic earnings per share	$5.04	$2.35	$1.61

Diluted earnings per share	$4.91	$2.25	$1.51

The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive:

	For the Year Ended December 31,
	2003	2002	2001
Number of stock options and warrants (in thousands)	15	300	420
Weighted average exercise price	$22.66	$12.50	$8.17

Note 18. Subsequent Events

On January 16, 2004, the Company sold 2.6 million shares of Series C Cumulative Redeemable Perpetual Preferred Stock, raising $62.9 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 8.90%. The Company has granted its underwriters an option, exercisable for 30 days, to purchase up to an additional 390,000 shares to cover over-allotments, if any. On February 6, 2004, the underwriters exercised their options for 390,000 shares in over-allotments resulting in net proceeds of $9.4 million.

During February 2004, the Company notified the branch managers of the limited liability companies described in Notes 1 and 16 to the consolidated financial statements, that the Company was terminating these agreements effective January 1, 2004. Branches that formerly operated under these agreements either become independent of the Company, or will become operating units of the Company. As operating units of the Company, their financial results will be included in the consolidated financial statements.

Note 19. Condensed Quarterly Financial Information (unaudited)

Following is condensed consolidated quarterly operating results for the Company (in thousands, except per share amounts):

	2003 Quarters				2002 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net interest income before credit recoveries (losses)	$28,687	$31,547	$33,469	$36,353	$12,943	$18,873	$19,690	$27,909
Credit recoveries (losses)	92	171	875	(749)	(133)	379	383	(197)
Gains on sales of mortgage assets	29,443	44,031	34,188	36,343	4,630	15,993	17,293	15,389
Gains (losses) on derivative instruments	(9,149)	(15,037)	(8,144)	1,493	1,438	(15,766)	(16,349)	(6,164)
Income before income tax benefit (expense)	27,100	32,904	30,952	43,900	10,221	7,752	11,359	17,398
Income tax benefit (expense)	(4,141)	(4,183)	(5,844)	(8,692)	(1,300)	2,638	840	(147)
Net income	22,959	28,721	25,108	35,208	8,921	10,390	12,199	17,251

Basic earnings per share	$1.09	$1.32	$1.12	$1.49	$0.43	$0.50	$0.59	$0.83

Diluted earnings per share	$1.07	$1.28	$1.09	$1.45	$0.40	$0.49	$0.57	$0.81

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company selected the modified prospective method of adoption as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. In adopting SFAS No. 123 retroactive to January 1, 2003, results for the quarters previously reported in the 2003 Quarterly Reports on Form 10-Q were restated to the amounts noted above for the modified prospective method of adoption. The pretax impact of adopting the provisions under the modified prospective method for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003 was a decrease to compensation expense of $0.6 million, $5.6 million and $0.8 million, respectively. Results for prior years have not been restated. See Note 1.

The following amounts from the Company’s financial statements for the three months ended March 31, June 30 and September 30, 2003 have been revised from amounts previously reported to account for stock compensation expense under the fair value method prescribed by SFAS No. 123, in accordance with the modified prospective method of SFAS No. 148 (in thousands, except per share amounts):

	March 31, 2003		June 30, 2003		September 30, 2003
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Additional paid-in capital (A)	$134,448	$133,811	$166,512	$160,273	$180,746	$173,672
Accumulated deficit	(16,818)	(16,181)	(21,737)	(15,498)	(26,010)	(18,936)
Stockholders’ equity	194,597	194,597	230,469	230,469	236,242	236,242
Compensation and benefits expense	19,442	18,805	30,419	24,817	26,287	25,452
Income before income tax expense (benefit)	26,463	27,100	27,302	32,904	30,117	30,952
Net income	22,322	22,959	23,119	28,721	24,273	25,108

Basic earnings per share (A)	$1.06	$1.09	$1.06	$1.32	$1.08	$1.12

Diluted earnings per share (A)	$1.04	$1.07	$1.03	$1.28	$1.05	$1.09

(A)	Additional paid-in capital, basic earnings per share and diluted earnings per share as reported have been adjusted to reflect the Company’s two-for-one stock split on December 1, 2003.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation effective January 1, 2003.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

March 3, 2004

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in NovaStar Financial, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, NovaStar Financial, Inc.’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Item 401 and Item 405 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 18, 2004, for the Annual Meeting of Shareholders to be held at May 25, 2004 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

The Board of Directors has determined that Edward W. Mehrer qualifies as an audit committee financial expert; as such term is defined in recently adopted rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002.

Information with respect to our corporate governance guidelines, charters of audit, compensation, nominating and corporate governance committees, and code of conduct may be obtained on our website (www.novastarmortgage.com) or by contacting us directly. The code of conduct applies to our principal executive officer, principal financial officer, directors and other employees performing similar functions. A Form 8-K will be filed and a posting on our website will be made upon any amendment to or waiver from a provision of the code of conduct that applies to any officer or director. Our investor relations contact information follows.

Investor Relations

8140 Ward Parkway, Suite 300

Kansas City, MO 64114

816.237.7000

Email: ir@novastar1.com

Item 11. Executive Compensation

Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 18, 2004, for the Annual Meeting of Shareholders to be held at May 25, 2004 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 18, 2004, for the Annual Meeting of Shareholders to be held at May 25, 2004 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which our common stock may be issued.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	746,800	(A)	$8.22	207,128
Equity compensation plans not approved by stockholders	—		—	—

Total	746,800		$8.22	207,128

(A)	Certain of the options have dividend equivalent rights (DERs) attached to them when issued. As of December 31, 2003, these options have 90,522 DERs attached.

Item 13. Certain Relationships and Related Transactions.

Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 18, 2004, for the Annual Meeting of Shareholders to be held at May 25, 2004 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

Item 14. Principal Accountant Fees and Services.

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement dated March 18, 2004, for the Annual Meeting of Shareholders to be held at May 25, 2004 at 10:00 a.m., Central Daylight Time, at the NovaStar Financial, Inc. Corporate Offices, 8401 Ward Parkway, Kansas City, Missouri 64114.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

(b)	Reports on Form 8-K

NovaStar Financial, Inc. filed the following Form 8-K’s during the fourth quarter of 2003.

(1)	Press Release, dated October 29, 2003 “Novastar Announces Third Quarter Earnings Per Share of $2.11, a Two for One Stock Split and Dividend of $2.50.” Current report on Form 8-K was filed on October 30, 2003.

(2)	Underwriting Agreement dated November 6, 2003, by and among NovaStar Financial, Inc., JMP Securities LLC and Flagstone Securities, LLC. Opinion of Tobin & Tobin, dated November 13, 2003, as to legal matters in connection with the Common Stock Offering. Opinion of Falk, Shaff & Ziebell, LLP, dated November 13, 2003, as to federal income tax matter in connection with the Common Stock Offering. Underwriting Agreement dated May 7, 2003, by and among NovaStar Financial, Inc., JMP Securities LLC and Flagstone Securities, LLC (the “May Underwriting Agreement”, with the Opinion of Tobin & Tobin, dated May 13, 2003, as to legal matters, and the Opinion of Falk, Shaff & Ziebell, LLP, dated May 13, 2003, as to federal income tax matters, as required pursuant to the May Underwriting Agreement. Current report on Form 8-K was filed on November 13, 2003.

(3)	Press Release, dated December 17, 2003 “Novastar Announces Dividend and Adoption of New Dividend Policy and SFAS No. 123 for Stock Compensation.” Current report on Form 8-K was filed on December 19, 2003.

(c)	Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant

3.3*	Bylaws of the Registrant

3.3a*****	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4****	Articles Supplementary of NovaStar Financial, Inc. dated as of March 24, 1999, as filed with the Maryland Department of Assessment and Taxation.

4.1*	Specimen Common Stock Certificate

4.3****	Specimen certificate for Preferred Stock

10.6*	Form of Master Repurchase Agreement for mortgage loan financing

10.7*	Mortgage Loan Warehousing Agreement dated as of November 24, 1997 between First Union National Bank of North Carolina, NovaStar Mortgage, Inc. and the Registrant.

10.14*	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996.

10.23***	Warrant Agreement dated as of February 12, 1999 between the Registrant and First Union National Bank.

10.24****	Warrant Agreement, dated as of March 10, 1999, by and between NovaStar Financial, Inc. and Residential Funding Corporation, and related Guaranty Warrant, Tag Along Warrant and Registration Rights Agreement as filed with April 6, 1999 8-K of NovaStar Financial, Inc.

11.1******	Statement regarding computation of per share earnings

21.1	Subsidiaries of the Registrant

23.1	Consents of Deloitte & Touche LLP

31.1	Chief Executive Officer Certification—Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification—Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification—Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29, 1997, as amended.

**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on December 22, 1998.

***	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 23, 1999.

****	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.

*****	Incorporated by reference to the correspondingly numbered exhibit to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

******	See Note 17 to the consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaStar Financial, Inc.

(Registrant)

Date: March 5, 2004	By:	/s/ SCOTT F. HARTMAN

Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer

Date: March 5, 2004	By:	/s/ W. LANCE ANDERSON

W. Lance Anderson, President, Chief Operating Officer and Director

Date: March 5, 2004	By:	/s/ RODNEY E. SCHWATKEN

Rodney E. Schwatken, Vice President, Secretary and Treasurer (Chief Accounting Officer)

Date: March 5, 2004	By:	/s/ EDWARD W. MEHRER

Edward W. Mehrer, Director

Date: March 5, 2004	By:	/s/ GREGORY T. BARMORE

Gregory T. Barmore, Director

Date: March 5, 2004	By:	/s/ ART N. BURTSCHER

Art N. Burtscher, Director