Form 10-Q
period 2004-03-31
NOVASTAR FINANCIAL INC
filed 2004-05-10
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

(Address of principal executive office)

(Zip Code)

(816) 237-7000

Registrant’s telephone number, including area code:

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

Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding on May 6, 2004 was 24,993,465.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$197,861	$118,180
Mortgage loans – held-for-sale	777,237	697,992
Mortgage loans – held-in-portfolio	83,931	94,717
Mortgage securities – available-for-sale	404,003	382,287
Mortgage servicing rights	23,863	19,685
Servicing related advances	19,185	19,281
Deposits with derivative instrument counterparties, net	16,861	19,492
Property and equipment, net	13,980	14,537
Accrued interest receivable	3,387	3,739
Assets acquired through foreclosure	3,241	3,192
Other assets	40,278	26,855

Total assets	$1,583,827	$1,399,957

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$714,061	$639,852
Short-term borrowings secured by mortgage securities	167,909	232,684
Asset-backed bonds secured by mortgage loans	79,044	89,384
Asset-backed bonds secured by mortgage securities	161,274	43,596
Accounts payable and other liabilities	58,937	63,658
Dividends payable	33,480	30,559

Total liabilities	1,214,705	1,099,733

Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Common stock, 24,800,174 and 24,447,315 shares issued and outstanding, respectively	248	245
Preferred stock, 2,990,000 issued and outstanding	30	—
Additional paid-in capital	318,163	231,294
Accumulated deficit	(19,787)	(15,522)
Accumulated other comprehensive income	71,408	85,183
Other	(940)	(976)

Total stockholders’ equity	369,122	300,224

Total liabilities and stockholders’ equity	$1,583,827	$1,399,957

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2004	2003
Interest income:
Mortgage securities	$33,212	$18,318
Mortgage loans held-for-sale	15,116	17,831
Mortgage loans held-in-portfolio	2,047	3,167

Total interest income	50,375	39,316
Interest expense:
Short-term borrowings secured by mortgage loans	4,755	5,466
Short-term borrowings secured by mortgage securities	1,192	560
Asset-backed bonds secured by mortgage loans	364	767
Asset-backed bonds secured by mortgage securities	2,348	1,183
Net settlements of derivative instruments used in cash flow hedges	2,062	2,653

Total interest expense	10,721	10,629

Net interest income before credit (losses) recoveries	39,654	28,687
Credit (losses) recoveries	(146)	92

Net interest income	39,508	28,779
Gains on sales of mortgage assets	51,780	29,443
Losses on derivative instruments	(25,398)	(9,149)
Fee income	45,519	14,517
Premiums for mortgage loan insurance	(626)	(779)
Other income, net	971	183
General and administrative expenses:
Compensation and benefits	43,826	18,805
Loan expense	14,585	6,557
Office administration	10,260	4,943
Travel and public relations	7,212	2,990
Professional and outside services	2,382	1,514
Other	2,118	1,085

Total general and administrative expenses	80,383	35,894

Income before income tax expense	31,371	27,100
Income tax expense	446	4,141

Net income	30,925	22,959
Dividends on preferred shares	(1,275)	—

Net income available to common shareholders	$29,650	$22,959

Basic earnings per share	$1.20	$1.09

Diluted earnings per share	$1.17	$1.07

Weighted average basic shares outstanding	24,655	21,002

Weighted average diluted shares outstanding	25,274	21,528

Dividends declared per common share	$1.35	$1.29

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$30,925	$22,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on mortgage assets	214	274
Amortization of mortgage servicing rights	3,283	1,726
Accretion of available-for-sale securities	(22,860)	(18,318)
Amortization of deferred debt issuance costs	873	115
Forgiveness of founders’ promissory notes	35	35
Credit losses (recoveries)	146	(92)
Proceeds from sale of mortgage loans held-for-sale in securitizations	1,630,178	1,024,031
Proceeds from sale of mortgage loans held-for-sale to third parties	17,782	294,604
Originations and purchases of mortgage loans held-for-sale	(1,779,752)	(1,076,306)
Repayments of mortgage loans held-for-sale	2,477	7,953
Gains on sales of mortgage assets	(51,780)	(29,443)
Losses on derivative instruments	25,398	9,149
Compensation recognized under stock option plan	414	325
Depreciation expense	1,325	661
Changes in:
Other assets	(18,589)	(13,215)
Other liabilities	(1,134)	3,625

Net cash (used in) provided by operating activities	(161,065)	228,083
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	9,442	11,593
Proceeds from paydowns on available-for-sale securities	61,524	37,661
Proceeds from sales of assets acquired through foreclosure	1,476	1,115

Net cash provided by investing activities	72,442	50,369
Cash flows from financing activities:
Payments on asset-backed bonds	(47,560)	(28,266)
Proceeds from issuance of asset-backed bonds	154,025	—
Change in short-term borrowings	9,434	(242,232)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	83,224	233
Dividends paid on preferred stock	(1,275)	—
Dividends paid on common stock	(29,544)	(20,234)

Net cash provided by (used in) financing activities	168,304	(290,499)

Net increase (decrease) in cash and cash equivalents	79,681	(12,047)
Cash and cash equivalents, beginning of period	118,180	79,742

Cash and cash equivalents, end of period	$197,861	$67,695

Continued

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,290	$12,989

Cash paid for income taxes	$5,921	$53

Cash received on mortgage securities with no cost basis	$10,352	$—

Non-cash operating and investing activities:
Retention of mortgage servicing rights	$7,461	$4,273

Assets acquired through foreclosure	$1,323	$1,387

Securities retained in securitizations	$82,785	$68,665

Dividend reinvestment plan program	$1,016	$—

Restricted stock issued in satisfaction of prior year accrued bonus	$1,816	$—

Concluded

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 (Unaudited)

Note 1. Financial Statement Presentation

The consolidated financial statements as of March 31, 2004 and for the periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

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

The Company was party to limited liability company agreements (“LLCs”), formed to facilitate the operation of retail mortgage broker businesses as branch affiliates. The LLC agreements provided for initial capitalization and membership interests of 99.9% to each branch manager and 0.1% to the Company. Prior to 2004, the Company accounted for its interest in the LLC agreements using the equity method of accounting. During February 2004, the Company notified the branch managers of the limited liability companies that the Company was terminating these agreements effective January 1, 2004. Continuing branches that formerly operated under these agreements became operating units of the Company and their financial results are included in the consolidated financial statements. The inclusion resulted in expected increases in general and administrative expenses, which were substantially offset by increases in related fee income. See Note 9 for Consolidated Pro Forma Statements of Income.

Additionally, first quarter 2003 results were restated related to the Company’s adoption of the preferable fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” under the modified prospective transition method selected by the Company as described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Refer to Note 3.

Note 2. New Accounting Pronouncement

In March 2004, SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments” was released. This release summarizes the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of March 31, 2004, the Company had interest rate lock commitments on mortgage loans with principal balances of $260 million, the fair value of which was $(150,000).

Note 3. Stock Based Compensation

The Company’s 1996 Stock Option Plan provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock awards and dividend equivalent rights (DERs). Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by the Company as described in SFAS No. 148, compensation cost recognized for the three months ended March 31, 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

As a result of adopting SFAS No. 123 and SFAS No. 148, our first quarter 2003 results were restated to reflect the impact of the adoption of the fair value method under SFAS 123. For the quarter ended March 31, 2003, the impact of this restatement on compensation and benefits, within general and administrative expenses, was a decrease of approximately $637,000, resulting in a positive impact to net income in the same amount. The income per share impact of this restatement was an increase of $0.03 per share for the three months ended March 31, 2003.

Note 4. Loan Securitizations

On January 14, 2004, NovaStar Mortgage delivered $479.8 million in loans collateralizing NMFT Series 2003-4. On March 11, 2004, NovaStar Mortgage executed a securitization transaction accounted for as sales of loans (NMFT Series 2004-1). In addition, derivative instruments with a fair value of $(192,000) and $(13.8) million were transferred into the 2003-4 and 2004-1 trusts, respectively. These instruments serve to reduce interest rate risk to the bondholders. Details of these transactions are as follows (dollars in thousands):

	Value of Asset- Backed Bonds Issued	Economic Residual Value as of March 31, 2004	Principal Balance of Collateral Sold	Net Gain Recognized
NMFT Series 2003-4 (A)	$1,482,000	$66,668	$479,810	$9,015
NMFT Series 2004-1 (B)	$1,727,250	$62,295	$1,222,848	$42,077

(A)	On November 20, 2003, $1.0 billion in loans collateralizing NMFT Series 2003-4 were delivered with a gain of $22.0 million recognized.
(B)	On April 14, 2004, the remaining $527.2 million in loans collateralizing NMFT Series 2004-1 were delivered with a gain of $18.3 million recognized. We received $527.2 million in proceeds on April 14, 2004, which was held in escrow by the trustee.

Note 5. Mortgage Securities – Available-for-Sale

Available-for-sale mortgage securities consisted of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value by discounting the expected future cash flow of the collateral and bonds. The average yield on mortgage securities is the interest income for the year as a percentage of the average fair market value on mortgage securities. The cost basis, unrealized gains and losses and estimated fair value and average yield of mortgage securities as of March 31, 2004 and December 31, 2003 were as follows (dollars in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Value	Average Yield
		Gains	Losses
As of March 31, 2004	$331,722	$77,861	$5,580	$404,003	33.8%
As of December 31, 2003	294,562	87,826	101	382,287	34.3

The following table is a rollforward of our mortgage securities from January 1, 2003 to March 31, 2004 (in thousands).

	Cost	Net unrealized gain	Estimated fair value of mortgage securities
As of January 1, 2003	$102,665	$76,214	$178,879

Increases (decreases) to mortgage securities:
New securities retained in securitizations	292,675	7,077	299,752
Accretion of income	98,804	—	98,804
Proceeds from paydowns of securities	(199,582)	—	(199,582)
Mark-to-market value adjustment	—	4,434	4,434

Net increase to mortgage securities	191,897	11,511	203,408

As of December 31, 2003	$294,562	$87,725	$382,287

Increases (decreases) to mortgage securities:
New securities retained in securitizations (A)	82,785	2,485	85,270
Accretion of income	33,212	—	33,212
Proceeds from paydowns of securities	(78,837)	—	(78,837)
Mark-to-market value adjustment	—	(17,929)	(17,929)

Net increase (decrease) to mortgage securities	37,160	(15,444)	21,716

As of March 31, 2004	$331,722	$72,281	$404,003

(A)	See Note 4 for further discussion.

Note 6.	Issuance of Capital Stock

The Company sold 230,589 shares of its common stock during the three months ended March 31, 2004 under the Direct Purchase and Dividend Reinvestment Plan. Net proceeds of $11.7 million were raised under these sales of common stock.

On January 16, 2004, the Company sold 2.6 million shares of Series C Cumulative Redeemable Perpetual Preferred Stock, raising $62.9 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 8.90%. On February 6, 2004, the underwriters exercised their options for 390,000 shares in over-allotments resulting in net proceeds of $9.2 million.

Note 7.	Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands).

	For the Three Months Ended March 31,
	2004	2003
Net income	$30,925	$22,959
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income taxes	(15,444)	13,254
Change in unrealized loss on derivative instruments used in cash flow hedges	(393)	(1,005)
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	2,088	2,679
Other amortization	(26)	(26)

Comprehensive income	$17,150	$37,861

Note 8.	NovaStar NIMS 2004-N1

On February 19, 2004, the Company issued asset-backed bonds in the amount of $156.6 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2003-3 and NMFT 2003-4 as a means for long-term financing. The mortgage securities are recorded as assets of the Company and the asset-backed bonds are recorded as debt. The performance of the mortgage loan collateral underlying these securities directly affects the performance of the 2004-N1 bond. The interest rate is fixed at 4.458% and the estimated weighted average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

Note 9.	Pro Forma 2003 Statements of Income

As discussed in Note 1, the LLC agreements were terminated effective January 1, 2004. Continuing branches that formerly operated under these agreements became operating units of the Company and their financial results are included in the consolidated financial statements. The inclusion resulted in expected increases in general and administrative expenses, which were substantially offset by increases in related fee income. The Company did not purchase any assets or liabilities as a result of these branches becoming operating units. The following table compares first quarter of 2003 as reported to Pro Forma first quarter of 2003 as if the LLC’s had been operating units of the Company (in thousands).

	For the Three Months Ended March 31, 2003
	Actual	Pro Forma
Net interest income	$28,779	$28,779
Gains on sales of mortgage assets	29,443	31,171
Fee income	14,517	37,731
Other expense, net	(9,745)	(9,745)
General and administrative expenses	35,894	62,021

Income before income tax expense	27,100	25,915
Income tax expense	4,141	3,680

Net income	$22,959	$22,235

Basic earnings per share	$1.09	$1.06

Diluted earnings per share	$1.07	$1.03

Note 10.	Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service our on and off -balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in our branch operations segment. As discussed in Note 1 and Note 9, the LLC agreements were terminated effective January 1, 2004. Continuing branch operations that formerly operated under these agreements became operating units of the Company and their financial results are included in the consolidated financial statements. Following is a summary of the operating results of the Company’s primary operating units for the three months ended March 31, 2004 and 2003 (in thousands).

Three Months Ended March 31, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$35,259	$15,126	$—	$(10)	$50,375
Interest expense	5,246	7,711	19	(2,255)	10,721

Net interest income before credit losses	30,013	7,415	(19)	2,245	39,654
Credit losses	(146)	—	—	—	(146)
Gains on sales of mortgage assets	385	46,932	—	4,463	51,780
Losses on derivative instruments	(1,190)	(24,208)	—	—	(25,398)
Fee income	—	7,892	44,364	(6,737)	45,519
Other income (expense)	4,165	(1,745)	10	(2,085)	345
General and administrative expenses	(1,949)	(32,650)	(45,784)	—	(80,383)

Income (loss) before income tax	31,278	3,636	(1,429)	(2,114)	31,371
Income tax expense (benefit)	—	2,001	(550)	(1,005)	446

Net income (loss)	$31,278	$1,635	$(879)	$(1,109)	$30,925

Three Months Ended March 31, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$21,484	$17,832	$—	$—	$39,316
Interest expense	4,481	9,576	—	(3,428)	10,629

Net interest income before credit recoveries	17,003	8,256	—	3,428	28,687
Credit recoveries	92	—	—	—	92
Gains (losses) on sales of mortgage assets	(215)	28,130	—	1,528	29,443
Losses on derivative instruments	(715)	(8,434)	—	—	(9,149)
Fee income	214	7,705	8,818	(2,220)	14,517
Other income (expense)	5,942	(3,819)	17	(2,736)	(596)
General and administrative expenses	(1,854)	(26,054)	(7,986)	—	(35,894)

Income before income tax	20,467	5,784	849	—	27,100
Income tax expense	—	3,811	330	—	4,141

Net income	$20,467	$1,973	$519	$—	$22,959

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Amounts paid to (received from) mortgage portfolio from (to) mortgage lending and loan servicing:
Loan servicing fees	$(130)	$(193)
Intercompany interest income	2,236	3,428
Guaranty, commitment, loan sale and securitization fees	2,012	2,934
Amounts paid to (received from) branch operations from (to) mortgage lending and loan servicing:
Lender premium	6,577	1,528
Subsidized fees	21	499
Interest income and fees on warehouse line	(19)	—

Note 11.	Commitments, Guarantees and Contingencies

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse that are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold no loans with recourse for borrower defaults for the three months ended March 31, 2004 compared to $112.1 million for the three months ended March 31, 2003. The Company’s reserve related to these guarantees totaled $46,000 and $41,000 as of March 31, 2004 and December 31, 2003, respectively.

In the ordinary course of business, the Company sells loans with recourse where a defect occurred in the loan origination process. The Company typically guarantees to cover investor losses should origination defects occur. The defects are categorized as documentation and underwriting errors, judgments, early payment defaults and fraud. If a defect is identified, the Company is required to repurchase the loan. As of March 31, 2004, the Company had loans sold with recourse for origination defects with an outstanding principal balance of $7.6 billion.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At March 31, 2004 and December 31, 2003, the Company had commitments to fund mortgage loans with agreed-upon rates of approximately $260 million and $228 million, respectively. We had no commitments to purchase loans or sell loans to third parties at March 31, 2004. As of December 31, 2003, we had outstanding commitments to purchase loans of $60 million and no commitments to sell loans to third parties. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the normal course of its business, the Company is subject to various legal proceedings and claims. The resolution of these legal proceedings and claims, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations. See Note 13 for further discussion.

Note 12.	Earnings Per Share

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

The computations of basic and diluted EPS for the three months ended March 31, 2004 and 2003 are as follows (in thousands except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Numerator	$29,650	$22,959

Denominator:
Weighted average common shares outstanding – basic	24,655	21,002

Weighted average common shares outstanding – dilutive
Stock options	608	526
Restricted stock	11	—

Weighted average common shares outstanding – dilutive	25,274	21,528

Basic earnings per share	$1.20	$1.09

Diluted earnings per share	$1.17	$1.07

Note 13. Subsequent Events

During April and May 2004, a number of substantially similar class action lawsuits and a derivative lawsuit were filed in the United States District Court in Kansas City against the Company and/or several of its executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in the Company’s public disclosures. The Company believes that these claims are without merit and intends to vigorously defend against them. In addition, the Company in April 2004 received an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company intends to fully cooperate with the Commission’s inquiry.

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

Overview of Performance

During the first three months of 2004, we reported net income of $30.9 million, or $1.17 per diluted share, as compared to $23.0 million, or $1.07 per diluted share for the same period of 2003. Our earnings were driven largely by the income generated by our mortgage securities portfolio, which increased from $242.1 million as of March 31, 2003 to $404.0 million as of March 31, 2004. These securities are retained in securitizations of the mortgage loans we originate. We securitized $1.7 billion of mortgage loans during the first three months of 2004 as compared to $1.1 billion during the same period of 2003. The increased volume of mortgage loans we securitized is directly attributable to the increase in our loan origination volume. During the first three months of 2004 and 2003, we originated $1.8 billion and $913 million, respectively, in nonconforming, residential mortgage loans. We increased our loan production for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 through adding sales personnel and branch offices primarily in new and underserved markets. Reported branches increased from 246 at March 31, 2003 to 383 at March 31, 2004.

Summary of Operations and Key Performance Measurements

Our net income is highly dependent upon our mortgage securities portfolio, which is generated from the securitization of nonconforming loans we have originated. These mortgage securities represent the right to receive the net future cash flows from a pool of nonconforming loans. Generally speaking, the more nonconforming loans we originate, the larger our securities portfolio and, therefore, the greater earnings potential. As a result, earnings are largely dependent on the volume of nonconforming loans and related performance factors for those loans, including their average coupon, borrower default and borrower prepayment. Information regarding our lending volume is presented under the heading “Mortgage Loans.”

The primary function of our mortgage lending operations is to generate nonconforming loans, the majority of which will serve as collateral for our mortgage securities. While our mortgage lending operations generate sizable revenues in the form of gains on sales of mortgage loans and fee income from borrowers, the revenue serves largely to offset the related costs.

We also service the mortgage loans we originate and that serve as collateral for our mortgage securities. The servicing function is critical to the management of credit risk (risk of borrower default and the related economic loss) within our mortgage portfolio. Again, while this operation generates significant fee revenue, its revenue serves largely to offset the cost of this function.

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

Description of Businesses

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term portfolio investor.

•	Financing is provided by issuing asset-backed bonds and entering into reverse repurchase agreements.

•	Earnings are generated from the return on our mortgage securities and spread income on the mortgage loan portfolio.

•	Our mortgage securities include interest only, prepayment penalty, overcollateralization and other subordinated mortgage securities.

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $50.4 million and $39.3 million for the three months ended March 31, 2004 and 2003, respectively. Net interest income from the portfolio was $39.7 million and $28.7 million for the three months ended March 31, 2004 and 2003, respectively. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

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

In certain circumstances, because we enter into interest rate agreements that do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates drop significantly, the value of our agreements will decrease. As a result, we recognized losses on these derivatives of $25.4 million and $9.1 million in the three months ended March 31, 2004 and 2003, respectively.

Mortgage Lending and Loan Servicing

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During the first three months of 2004, we originated $1.8 billion in nonconforming mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. The loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains on sales of mortgage assets totaling $51.8 million and $29.4 million during the three months ended March 31, 2004 and 2003, respectively. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty, overcollateralization and other subordinated securities, along with the right to service the loans.

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

Our nationwide loan origination network includes wholesale loan brokers, correspondent institutions and direct to consumer operations. We have developed a nationwide network of wholesale loan brokers and mortgage lenders who submit mortgage loans to us. Except for NovaStar Home Mortgage brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar entities. Our sales force, which includes 276 account executives in 39 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions in which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer origination channel consists of call centers, which use telemarketing and internet loan lead sources to originate mortgage loans.

We underwrite, process, fund and service the nonconforming mortgage loans sourced through our broker network in centralized facilities. Further details regarding the loan originations are discussed under the “Mortgage Loans” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

A significant risk to our mortgage lending operations is liquidity risk – the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse lines of credit and repurchase agreements. In addition, we have access to facilities secured by our mortgage securities. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Loan servicing remains a critical part of our business operation. In the opinion of management, maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about company products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $8.5 million and $3.7 million in loan servicing fee income from the securitization trusts during the three months ended March 31, 2004 and 2003, respectively. See also “Mortgage Loan Servicing” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage, Inc., or NovaStar Home Mortgage. As of January 1, 2004, continuing branches that formerly operated under LLC agreements became operating units of the Company and their financial results are included in the consolidated financial statements. In order to improve the oversight and control over our branch locations in light of increasing federal and state regulatory scrutiny over the loan broker branch industry, we withdrew our membership from the LLC’s, which were established for most of our branches. In accordance with the terms of the LLC agreement, the LLC dissolves upon the withdrawal of any member. See Notes 1 and 9 of the “Notes to Consolidated Financial Statements” for further discussion. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The branches must adhere to a strict set of established policies regarding their operations. Net income of the branch is returned to the branch “owner/manager.” As of March 31, 2004 we had 383 active branches in 39 states as compared to 246 active branches we reported as of March 31, 2003.

The branch business provides an additional source for mortgage loan originations that, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the first three months of 2004 and 2003, our branches brokered $1.7 billion and $1.2 billion, respectively, in loans, of which we funded $411.8 million and $204.4 million, respectively, in nonconforming loans. While the branches are not required to use NovaStar Mortgage as their nonconforming lender, they more often choose NovaStar Mortgage over external lenders. We believe the branch personnel will use NovaStar Mortgage so long as NovaStar Mortgage offers a competitive loan product and quality customer service. NovaStar Mortgage is the lender for a significantly higher percent of nonconforming loans initially brokered by the branches as compared to loans brokered by independent retailers.

Following is a diagram of the nonconforming industry in which we operate and our loan production during 2004 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of March 31, 2004 originated prior to 2004, but due to timing were not yet securitized or sold at the end of 2003. Loans originated in 2004 that we have not securitized or sold to unrelated parties as of March 31, 2004 are included in our mortgage loans held-for-sale

(B)	The AAA-BBB rated securities related to NMFT Series 2004-1 were purchased by bond investors during the first three months of 2004.

(C)	The excess cash flow and subordinated bonds retained by NovaStar includes the securitization transactions that occurred during the first three months of 2004 for NMFT Series 2003-4 and the NMFT Series 2004-1.

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our 2003 consolidated financial statements. Our critical accounting estimates impact only two of our three reportable segments; our mortgage portfolio management and mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

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

In valuing our mortgage securities it is also important to understand what portion of the underlying mortgage loan collateral is covered by mortgage insurance. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. The trust legally assumes the responsibility to pay the mortgage insurance premiums and the rights to receive claims for credit losses. Therefore, we have no obligation to pay these insurance premiums. This information is significant for valuation as the mortgage insurance significantly reduces the credit losses born by the owner of the loan. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities consider this risk. We discuss mortgage insurance premiums under the heading “Premiums for Mortgage Loan Insurance”.

The weighted average whole loan market price used in the initial valuation of our retained securities was 103.78 and 102.84 during the three months ended March 31, 2004 and 2003, respectively. The weighted average implied discount rate for the three months ended March 31, 2004 and 2003 was 20%. If the whole loan market price used in the initial valuation of our mortgage securities in 2004 had been increased or decreased by 50 basis points, the initial value of our mortgage securities and the gain we recognized would have increased or decreased by $8.5 million.

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

During 2004, our average security yield has decreased to 33.8% for the three months ended March 31, 2004 from 34.8% for the same period of 2003. This decrease is a result in the decline in loan coupon rates of the underlying collateral of our newer securities compared with our older securities. Also contributing to the decrease in yield is the fact that in 2002 we began transferring interest rate agreements, at the time of securitization, into the securitization trusts to help reduce interest rate risk. While the interest rate agreements served to decrease the yield in 2003, they are expected to decrease the volatility of the future cash flows on our mortgage securities. As a result, future interest income on our mortgage securities is expected to be less volatile. Mortgage securities income has increased from $18.3 million for the three months ended March 31, 2003 to $33.2 million for the same period of 2004 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2004 had increased or decreased by 10%, net income during the three months ended March 31, 2004 would have increased by $7.5 million and decreased by $8.1 million, respectively.

As of March 31, 2004, the weighted average discount rate used in valuing our mortgage securities was 21% as compared to 22% as of December 31, 2003. The weighted-average constant prepayment rate used in valuing our mortgage securities as of March 31, 2004 was 36 versus 33 as of December 31, 2003. If the discount rate used in valuing our mortgage securities as of March 31, 2004 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $19.9 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased by $22.3 million.

Mortgage Loans and Allowance for Credit Losses. Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. Mortgage loan origination fees and direct costs on mortgage loans held-for-sale are deferred until the related loans are sold. Premiums paid to acquire mortgage loans held-for-sale are also deferred until the related loans are sold. Mortgage loans held-in-portfolio are recorded at their cost, adjusted for the amortization of net deferred costs and for credit losses inherent in the portfolio. Mortgage loan origination fees and associated direct costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. Premiums paid to acquire mortgage loans held-in-portfolio are also deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. An allowance for credit losses is maintained for mortgage loans held-in-portfolio.

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

Derivative Instruments and Hedging Activities. Our objective and strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk). Our primary goals for managing interest rate risk are to maintain the net interest margin between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. We primarily enter into interest rate swap agreements and interest rate cap agreements to manage our sensitivity to changes in market interest rates. The interest rate agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)”, standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings.

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

Mortgage Servicing Rights (MSR). Originated MSR are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. MSR are amortized in proportion to the projected net servicing revenue over the expected life of the related mortgage loans. Periodically, we evaluate the carrying value of originated MSR based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR we stratify the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The mortgage loans underlying the MSR are pools of homogenous, nonconforming residential loans.

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

Financial Condition as of March 31, 2004 and December 31, 2003

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans – held-for-sale and short-term borrowings between March 31, 2004 and December 31, 2003 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and generate gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for 2004 and 2003. We discuss our cost of production under “General and Administrative Expenses” under “Results of Operations”. Also, details regarding mortgage loans sold or securitized and the gains recognized during 2004 can be found in the “Gains on Sales of Mortgage Assets and Losses on Derivative Instruments” section of this document.

Table 1 — Nonconforming Loan Originations

(dollars in thousands, except for average loan balance)

			Average Loan Balance		Weighted Average			Percent with Prepayment Penalty
	Number	Principal		Price Paid to Broker	Loan to Value	FICO Score	Coupon
2004:
First quarter	12,137	$1,783,119	$146,916	101.3%	82%	622	7.4%	74%

2003:
Fourth quarter	11,145	$1,587,357	$142,428	101.2%	80%	626	7.6%	75%
Third quarter	10,415	1,491,476	143,205	101.1	77	648	7.1	75
Second quarter	8,925	1,259,546	141,126	101.3	78	642	7.2	78
First quarter	6,426	912,599	142,017	101.3	78	638	7.5	80

Total	36,911	$5,250,978	$142,261	101.2%	78%	638	7.3%	77%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of March 31, 2004 was $83.9 million compared to $94.7 million as of December 31, 2003.

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

Table 2 — Carrying Value of Mortgage Loans

(dollars in thousands)

	March 31, 2004	December 31, 2003
Held-in-portfolio:
Current principal	$83,481	$94,162

Premium	$1,660	$1,874

Coupon	10.0%	10.0%

Percent with prepayment penalty	—%	—%

Held-for-sale:
Current principal	$766,736	$687,880

Premium	$10,501	$10,112

Coupon	7.4%	7.7%

Percent with prepayment penalty	73%	74%

Mortgage Securities – Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see “Mortgage Servicing Rights” under the header “Financial Condition as of March 31, 2004 and December 31, 2003”). As of March 31, 2004 and December 31, 2003, the fair value of our mortgage securities was $404.0 million and $382.3 million, respectively. During the first three months of 2004, we executed securitizations totaling $1.7 billion in mortgage loans and retained mortgage securities with a value of $82.8 million. See Note 5 for a summary of the activity in our mortgage securities portfolio.

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

During the past two years, interest expense on asset-backed bonds has been unexpectedly low. As a result, the spread between the coupon interest and the bond cost has been unusually high. As a result, our cost basis in many of our mortgage securities has been significantly reduced. For example, our cost basis in NMFT Series 2001-1 and 2001-2 has been reduced to zero (see Table 3). When our cost basis in the retained securities (interest only, prepayment penalty and subordinated securities) reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

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

Table 3 — Valuation of Individual Mortgage Securities and Assumptions

(dollars in thousands)

				Current Assumptions			Assumptions at Trust Securitization
	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
March 31, 2004:
NMFT 1999-1
Subordinated securities	$6,353	$185	$6,538	17%	38%	4.6%	17%	30%	2.5%
NMFT 2000-1
Interest only	—	1,905	1,905
Prepayment penalty	—	203	203
Subordinated securities	360	696	1,056

	360	2,804	3,164	15	42	1.1	15	27	1.0
NMFT 2000-2
Interest only	—	3,372	3,372
Prepayment penalty	—	198	198
Subordinated securities	938	1,820	2,758

	938	5,390	6,328	15	39	0.7	15	28	1.0
NMFT 2001-1
Interest only	—	6,816	6,816
Prepayment penalty	—	373	373
Subordinated securities	—	1,240	1,240

	—	8,429	8,429	20	39	0.9	20	28	1.2
NMFT 2001-2
Interest only	—	14,532	14,532
Prepayment penalty	—	1,326	1,326
Subordinated securities	233	3,292	3,525

	233	19,150	19,383	25	41	0.7	25	28	1.2
NMFT 2002-1
Interest only	6,130	3,511	9,641
Prepayment penalty	875	570	1,445
Subordinated securities	681	4,764	5,445

	7,686	8,845	16,531	20	46	0.9	20	32	1.7

NMFT 2002-2
Interest only	5,250	363	5,613
Prepayment penalty	1,115	190	1,305
Subordinated securities	1,350	1,774	3,124

	7,715	2,327	10,042	25	47	1.5	25	27	1.6
NMFT 2002-3
Interest only	16,375	3,535	19,910
Prepayment penalty	3,105	932	4,037
Subordinated securities	1,320	3,260	4,580

	20,800	7,727	28,527	20	40	0.9	20	30	1.0
NMFT 2003-1
Interest only	33,201	1,550	34,751
Prepayment penalty	6,766	1,430	8,196
Subordinated securities	10,000	276	10,276

	49,967	3,256	53,223	20	36	2.2	20	28	3.3
NMFT 2003-2
Interest only	42,300	(5,073)	37,227
Prepayment penalty	8,100	2,098	10,198
Subordinated securities	496	3,063	3,559

	50,896	88	50,984	28	35	2.6	28	25	2.7
MFT 2003-3
Interest only	54,000	(507)	53,493
Prepayment penalty	7,600	2,560	10,160
Subordinated securities	5,031	3,207	8,238

	66,631	5,260	71,891	20	32	3.2	20	22	3.6
NMFT 2003-4 (B)
Interest only	52,412	3,333	55,745
Prepayment penalty	6,770	4,153	10,923

	59,182	7,486	66,668	20	37	4.2	20	30	5.1
NMFT 2004-1
Interest only	53,482	1,171	54,653
Prepayment penalty	6,419	140	6,559
Subordinated securities	1,060	23	1,083

	60,961	1,334	62,295	20	33	5.9	20	33	5.9

Total	$331,722	$72,281	$404,003

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

(B)	Due to the expected credit losses and mortgage insurance coverage on NMFT Series 2003-4, the value of the subordinated securities is zero.

				Current Assumptions				Assumptions at Trust Securitization
	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate		Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
December 31, 2003:
NMFT 1999-1
Subordinated securities	$6,119	$(101)	$6,018	17%	39%		5.2%	17%	30%	2.5%

NMFT 2000-1
Interest only	—	1,942	1,942
Prepayment penalty	—	244	244
Subordinated securities	299	708	1,007

	299	2,894	3,193	15	57		1.3	15	27	1.0
NMFT 2000-2
Interest only	—	3,074	3,074
Prepayment penalty	—	274	274
Subordinated securities	754	1,993	2,747

	754	5,341	6,095	15	63		1.0	15	28	1.0
NMFT 2001-1
Interest only	—	6,386	6,386
Prepayment penalty	—	518	518
Subordinated securities	—	1,629	1,629

	—	8,533	8,533	20	53		1.1	20	28	1.2
NMFT 2001-2
Interest only	—	16,343	16,343
Prepayment penalty	—	1,469	1,469
Subordinated securities	185	3,164	3,349

	185	20,976	21,161	25	41		0.9	25	28	1.2
NMFT 2002-1
Interest only	8,437	5,285	13,722
Prepayment penalty	550	937	1,487
Subordinated securities	1,183	3,444	4,627

	10,170	9,666	19,836	20	45	(B)	1.3	20	32	1.7

NMFT 2002-2
Interest only	7,093	1,489	8,582
Prepayment penalty	582	678	1,260
Subordinated securities	1,750	1,315	3,065

	9,425	3,482	12,907	25	44	(B)	1.8	25	27	1.6
NMFT 2002-3
Interest only	20,801	5,362	26,163
Prepayment penalty	1,348	1,662	3,010
Subordinated securities	2,225	1,847	4,072

	24,374	8,871	33,245	20	39	(B)	0.9	20	30	1.0
NMFT 2003-1
Interest only	47,352	2,280	49,632
Prepayment penalty	3,949	1,814	5,763
Subordinated securities	6,698	2,877	9,575

	57,999	6,971	64,970	20	28	(B)	2.8	20	28	3.3
NMFT 2003-2
Interest only	58,709	4,863	63,572
Prepayment penalty	3,042	2,513	5,555
Subordinated securities	25	265	290

	61,776	7,641	69,417	28	30	(B)	2.6	28	25	2.7
MFT 2003-3
Interest only	72,637	3,128	75,765
Prepayment penalty	3,098	1,830	4,928
Subordinated securities	1,628	3,535	5,163

	77,363	8,493	85,856	20	26	(B)	3.4	20	22	3.6
NMFT 2003-4
Interest only	41,668	4,107	45,775
Prepayment penalty	4,430	61	4,491
Subordinated securities	—	790	790

	46,098	4,958	51,056	20	33	(B)	5.3	20	30	5.1

Total	$294,562	$87,725	$382,287

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B)	Amounts have been corrected to properly reflect the constant prepayment rates used in the valuation of our mortgage securities as of December 31, 2003 based on the expected date in which the related asset-backed bonds can be called.

Servicing Related Advances. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage and aggregated $19.2 million as of March 31, 2004 compared with $19.3 million as of December 31, 2003. These balances will generally increase as our assets and loan servicing balances increase.

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale”, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of March 31, 2004, we have $23.9 million in capitalized mortgage servicing rights compared with $19.7 million as of December 31, 2003. The value of the mortgage servicing rights we retained in our securitizations during the first three months of 2004 and 2003 was $7.5 million and $4.3 million, respectively. Amortization of mortgage servicing rights was $3.3 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively.

Deposits with derivative instrument counterparties, net. Deposits with derivative instrument counterparties, net decreased from $19.5 million at December 31, 2003 to $16.9 million at March 31, 2004. Derivative instruments include the collateral required under the terms of our derivative instrument contracts, net of the derivative instrument market values. These balances will generally decrease as interest rates rise and increase when interest rates fall. While our deposits with our derivative counterparties increased $2.0 million, the market value of our derivative instruments decreased $4.6 million from December 31, 2003 to March 31, 2004.

Assets Acquired through Foreclosure. As of March 31, 2004 and December 31, 2003, we had 53 properties in real estate owned with a carrying value of $3.2 million. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income and are detailed under the heading “Gains on Sales of Mortgage Assets and Losses on Derivative Instruments”.

Other Assets. Included in other assets is receivables from securitizations, deferred tax asset and other miscellaneous assets. Our receivables from securitizations were $14.3 million and $6.2 million at March 31, 2004 and December 31, 2003, respectively. These receivables represent cash due to us when we deliver the remaining $527.2 million in loans collateralizing NMFT 2004-1 in April 2004 as well as cash due to us on our mortgage securities. As of March 31, 2004 and December 31, 2003, we had a net deferred tax asset of $10.5 million.

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flows from operating, investing and other financing activities and equity transactions. As shown in Table 4, we have $219.1 million in immediately available funds, including $197.9 million in cash. We have borrowed approximately $882.0 million of the $3.0 billion in committed lines of credit and mortgage securities repurchase facilities, leaving approximately $2.1 billion available to support the mortgage lending and mortgage portfolio operations. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of liquidity risks and resources available to us.

Table 4 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$197,861
Lines of credit and mortgage and securities repurchase facilities	$2,975,000	$903,162	$881,970	$21,192

Total	$2,975,000	$903,162	$881,970	$219,053

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

On February 19, 2004, we issued asset-backed bonds in the amount of $156.6 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2003-3 and NMFT 2003-4 as a means for long-term financing. The mortgage securities are recorded as assets and the asset-backed bonds are recorded as debt. The resecuritizations were structured as secured borrowings for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was considered a financing for the mortgage securities.

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities is the provision for removal of loans from securitization trusts, accrued payroll, income taxes payable and other liabilities. A provision within the trust for each of our securitization transactions gives us the right, not the obligation, to repurchase loans from the trust that are between 90 and 119 days delinquent. In accordance with SFAS No. 140, we are required to record the loans that meet this definition and a corresponding liability to the trust on our balance sheet at fair value. As of March 31, 2004 and December 31, 2003, our liability related to this provision was $12.3 million and $14.5 million, respectively. This liability should generally increase as we continue to securitize the loans we originate. Our accrued payroll increased from $18.1 million at December 31, 2003 to $18.5 million at March 31, 2004. Our current income tax liability was $4.0 million as of March 31, 2004 compared with $7.9 million as of December 31, 2003. This decline is attributable to the decrease in income before taxes of NFI Holding Corporation and the timing of our tax payments.

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

The increase in our stockholders’ equity as of March 31, 2004 compared to December 31, 2003 is a result of the following:

•	$30.9 million increase due to net income recognized for the three months ended March 31, 2004.

•	$15.4 million decrease due to decrease in unrealized gains on mortgage securities classified as available-for-sale.

•	$2.1 million increase due to net settlements on cash flow hedges reclassified to earnings.

•	$0.4 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

•	$11.7 million increase due to issuance of common stock.

•	$72.1 million increase due to issuance of preferred stock.

•	$2.2 million increase due to compensation recognized under stock option plan.

•	$0.4 million increase due to exercise of stock options.

•	$33.5 million decrease due to dividends accrued or paid on common stock.

•	$1.3 million decrease due to dividends accrued or paid on preferred stock.

•	$0.1 increase due to forgiveness of founders’ notes receivable.

Results of Operations

During the three months ended March 31, 2004, we earned net income of $30.9 million, $1.17 per diluted share, compared with net income of $23.0 million, $1.07 per diluted share for the same period of 2003.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on the sales and securitizations of mortgage loans. Earnings increased during 2004 as compared to 2003 due primarily to higher volumes of average mortgage securities held and mortgage loan originations securitized. The effects of the higher mortgage security volume is displayed in Table 5. Details regarding higher mortgage loan origination volumes and gains on securitization of these assets are shown in Tables 1, 8 and 9.

Net Interest Income

Our securities primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to help reduce this interest rate risk and to decrease the volatility of the future cash flows on our mortgage securities. As a result, future interest income on our mortgage securities is expected to be less volatile. The spreads on our newer mortgage securities have returned to expected or normal levels as a result of this interest rate risk management strategy and also as a result of the coupon on the mortgage loans adjusting downward. Since we did not transfer interest rate agreements into the trusts prior to 2002, our older securities continue to experience high yields as a result of the dramatic decrease in one-month LIBOR in 2002 and the first half of 2003.

While the spreads on the newer securities have decreased, the overall interest income continues to be high due to the sizeable increase in our mortgage securities retained. Based on these factors, as shown in Table 5, we experienced a decrease in the average net yield on our securities from 31.5% for the three months ended March 31, 2003 to 30.2% for the same period of 2004.

The overall dollar volume of interest income has increased primarily because the size of our mortgage securities portfolio has increased significantly during the past year. As shown in Tables 5 and 6, the average value of our mortgage securities increased from $210.5 million during the three months ended March 31, 2003 to $393.1 million during the same period of 2004. The average balance of mortgage loans collateralizing our securities increased from $3.0 billion during the three months ended March 31, 2003 to $6.8 billion during the three months ended March 31, 2004. We expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

As previously discussed, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change.

Net interest income on mortgage loans represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. Net interest income on mortgage loans before other expense decreased from $12.1 million for the three months ended March 31, 2003 to $10.0 million for the same period of 2004. The net interest income from mortgage loans is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse.

Future net interest income will be dependent upon the size and volume of our mortgage securities and loan portfolios and economic conditions.

Table 5 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the three months ended March 31, 2004 and 2003.

Table 5 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
Average fair market value of mortgage securities	$393,145	$210,478
Average borrowings	284,550	165,748

Interest income	33,212	18,318
Interest expense	3,540	1,743

Net interest income	$29,672	$16,575

Yields:
Interest income	33.8%	34.8%
Interest expense	5.0	4.2

Net interest spread	28.8%	30.6%

Net Yield	30.2%	31.5%

All of NovaStar’s portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 6 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

The net interest income for mortgage securities, mortgage loans held-for-sale and mortgage loans held-in-portfolio reflect the income after interest expense, hedging, prepayment penalty income and credit expense

(mortgage insurance and provision to loss reserve). Table 6 shows the net yield in both assets under management and the return on assets during the three months ended March 31, 2004 and 2003.

Table 6 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
For the Year Ended:
March 31, 2004
Interest income	$33,212	$15,116	$2,047	$50,375
Interest expense:
Short-term borrowings (A)	1,192	4,755	—	5,947
Asset-backed bonds	2,348	—	364	2,712
Cash flow hedging net settlements	—	719	1,343	2,062

Total interest expense	3,540	5,474	1,707	10,721

Mortgage portfolio net interest income before other expense	29,672	9,642	340	39,654
Other expense (B)	—	(5,855)	(290)	(6,145)

Mortgage portfolio net interest income	$29,672	$3,787	$50	$33,509

Average balance of the underlying loans	$6,843,651	$779,278	$84,025	$7,706,954
Net interest yield on assets	1.73%	1.94%	0.24%	1.74%

March 31, 2003
Interest income	$18,318	$17,831	$3,167	$39,316
Interest expense:
Short-term borrowings (A)	560	5,466	—	6,026
Asset-backed bonds	1,183	—	767	1,950
Cash flow hedging net settlements	—	682	1,971	2,653

Total interest expense	1,743	6,148	2,738	10,629

Mortgage portfolio net interest income before other expense	16,575	11,683	429	28,687
Other expense (B)	—	(1,903)	37	(1,866)

Mortgage portfolio net interest income	$16,575	$9,780	$466	$26,821

Average balance of the underlying loans	$3,021,497	$909,408	$136,912	$4,067,817
Net interest yield on assets	2.19%	4.30%	1.36%	2.64%

(A)	Primarily includes mortgage loan and securities repurchase agreements.
(B)	Other expense includes prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision to loss reserve).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses of $2.1 million and $2.7 million related to these agreements for the three months ended March 31, 2004 and 2003, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Credit (Losses) Recoveries

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

During the three months ended March 31, 2004 and 2003 we recognized credit (losses) recoveries of ($146,000) and $92,000, respectively and incurred net charge-offs of $255,000 and $117,000, respectively. A rollforward of the allowance for credit losses is presented in Table 7.

Table 7 — Quarterly Activity - Allowance for Credit Losses

(in thousands)

	2004	2003
	March 31	December 31	September 30	June 30	March 31
Beginning balance	$1,319	$1,420	$2,444	$2,827	$3,036
Credit losses (recoveries)	146	749	(875)	(171)	(92)
Amounts charged off, net of recoveries	(255)	(850)	(149)	(212)	(117)

Ending balance	$1,210	$1,319	$1,420	$2,444	$2,827

Fee Income

Fee income in 2004 primarily consists of broker fees and service fee income. During 2003, affiliated branch management fees were also a component of fee income. Due to the elimination of the LLC’s and their subsequent inclusion in the consolidated financial statements, branch management fees are eliminated in consolidation in 2004.

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

Affiliated branch management fees, source of fee income in 2003, were charged to affiliated mortgage brokers to manage their administrative operations, which included providing accounting, payroll, human resources, loan investor management and license management. The amount of the fees was agreed upon when entering a contractual agreement with affiliated mortgage brokers and were recognized as services were rendered. Affiliated branch management fees were $2.3 million for the three months ended March 31, 2003.

Overall, fee income increased from $14.5 million for the three months ended March 31, 2003 to $45.5 million for the same period of 2004 due primarily to the termination of the LLC’s and the inclusion of those branches in our consolidated financial statements. This had a significant impact on fee income due to the volume of broker fee income that these branches generate. For comparative purposes, if the LLC’s had been operating units during 2003 fee income would have been $37.7 million. In addition to the inclusion of these branches, the growth in the number of our branches from 246 at March 31, 2003 to 383 reported at March 31, 2004 caused our fee income to increase.

Additionally, fee income increased due to the increase in our servicing portfolio from $4.2 billion for the three months ended March 31, 2003 to $8.4 billion for the three months ended March 31, 2004.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the three months ended March 31, 2004 and 2003. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 9 provides a summary of mortgage loans sold outright and transferred in securitizations.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates have decreased, we recognized losses of $25.4 million and $9.1 million during the three months ended March 31, 2004 and 2003, respectively, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments.

Table 8 provides the components of our gains on sales of mortgage assets and losses on derivative instruments.

Table 8 — Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

(in thousands)

	For the Three Months Ended March 31,
	2004	2003
Gains on sales of mortgage loans transferred in securitizations	$51,092	$24,956
Gains on sales of mortgage loans to third parties – nonconforming	—	2,875
Gains on sales of mortgage loans to third parties – conforming	486	1,840
Gain (losses) on sales of real estate owned	202	(228)

Gains on sales of mortgage assets	51,780	29,443
Losses on derivatives	(25,398)	(9,149)

Net gains on sales of mortgage assets and derivative instruments	$26,382	$20,294

Table 9 — Mortgage Loan Sales and Securitizations

(dollars in thousands)

	Outright Mortgage Loan Sales (A)
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain Recognized	Weighted Average Price To Par
2004:
First quarter	$—	—%	$—	—

2003:
Fourth quarter	$—	—%	$—	—
Third quarter	27,085	2.1	428	102.7
Second quarter	12,057	0.9	101	105.3
First quarter	112,068	9.4	2,875	104.3

Total	$151,210	2.8%	$3,404	104.1

	Mortgage Loans Transferred in Securitizations
					Weighted Average Assumptions Underlying Initial Value of Mortgage Securities
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2004:
First quarter	$1,702,658	100.0%	$51,092	$85,270	32	20%	5.69%

2003:
Fourth quarter	$1,668,780	100.0%	$37,104	$86,166	28	20%	4.64%
Third quarter	1,251,016	97.9	32,853	70,793	23	22	3.33
Second quarter	1,314,733	99.1	41,389	73,053	26	26	2.81
First quarter	1,084,906	90.6	24,956	69,740	28	20	3.30

Total	$5,319,435	97.2%	$136,302	$299,752	26	22%	3.61%

(A)	Does not include conforming loan sales.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $626,000 and $779,000 for the three months ended March 31, 2004 and 2003, respectively. We received mortgage insurance proceeds on claims filed of $1.1 million and $0.3 million during the first three months of 2004 and 2003, respectively.

Some of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities consider this risk. The percentage of loans with mortgage insurance has decreased in 2004 and 2003 and generally should be lower than 50% in the future. For the 2004-1 securitization, the mortgage loans that were transferred into the trusts had mortgage insurance coverage at the time of transfer of 26%. We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage to the extent we deem it is warranted.

General and Administrative Expenses

The main categories of our general and administrative expenses are compensation and benefits, loan expense, travel and public relations, office administration and professional and outside services. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Discussion on stock-based compensation expense included in compensation and benefits is in Note 3. Loan expense primarily includes expenses relating to the underwriting of mortgage loans that do not fund successfully. Travel and public relations primarily includes travel related expenses and promotional and marketing expenses. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. In the normal course of business, fees are incurred for professional services related to general corporate matters and specific transactions.

The increase in general and administrative expenses from $35.9 million during the three months ended March 31, 2003 to $80.4 million for the same period in 2004 is primarily attributable to the termination of the LLC’s and the inclusion of those branches in our consolidated financial statements. In addition to the inclusion of these branches, the growth in the number of our branches from 246 reported at March 31, 2003 to 383 at March 31, 2004 caused our general administrative expenses to increase. Our new retail lines of business, growth in our wholesale business and our expanding servicing operations also contributed to the increase in general and administrative expenses. We employed 1,442 people as of March 31, 2004 compared with 1,128 as of March 31, 2003 in our mortgage portfolio management and mortgage lending and loan servicing operations.

Note 10 to the consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment. For comparative purposes, Table 10 presents the general and administrative expenses assuming the LLC’s had been included in our consolidated financial statements during 2003.

Table 10 — General and Administrative Expenses

(dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003 Pro Forma
Compensation and benefits	$43,826	$32,340
Loan expense	14,585	13,733
Office administration	10,260	7,018
Travel and public relations	7,212	5,671
Professional and outside services	2,382	2,001
Other	2,118	1,258

Total general and administrative expenses	$80,383	$62,021

Employees Other	4,904	2,834

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

Table 11 — Wholesale Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2004:
First quarter	1.84	0.82	2.66
2003:
Fourth quarter	1.66	0.77	2.43
Third quarter	1.59	0.61	2.20
Second quarter	1.71	0.72	2.43
First quarter.	1.85	0.75	2.60

Mortgage Loan Servicing

Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Nonconforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our annualized costs of servicing per unit decreased from $387 for the three months ended March 31, 2003 to $326 for the three months ended March 31, 2004.

Table 12 — Summary of Servicing Operations

(dollars in thousands, except per loan cost and number of loans)

	2004
	March 31 Amount	Per Unit
Unpaid principal	$8,428,852

Number of loans	62,600

Servicing income, before amortization of mortgage servicing rights	$7,985	$510
Costs of servicing	5,107	326

Net servicing income, before amortization of mortgage servicing rights	2,878	184
Amortization of mortgage servicing rights	3,283	210

Net servicing income (loss)	$(405)	$(26)

	2003
	December 31 Amount	Per Unit	September 30 Amount	Per Unit	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$7,206,113		$6,161,345		$5,145,005		$4,212,986

Number of loans	54,196		46,692		39,452		32,835

Servicing income, before amortization of mortgage servicing rights	$6,359	$469	$5,265	$451	$4,600	$466	$4,262	$519
Costs of servicing	4,384	323	3,591	308	3,108	315	3,178	387

Net servicing income, before amortization of mortgage servicing rights	1,975	146	1,674	143	1,492	151	1,084	132
Amortization of mortgage servicing rights	2,790	206	2,554	219	1,925	195	1,726	210

Net servicing income (loss)	$(815)	$(60)	$(880)	$(76)	$(433)	$(44)	$(642)	$(78)

Branches

We operate our mortgage brokerage unit under the name NovaStar Home Mortgage, Inc. (NHMI). Prior to 2004, branch operations (offices) were divided into two groups: 1) branches operating under NHMI, and 2)

branches operating as separate companies with an administrative relationship with NHMI, identified as NHMI LLC (Limited Liability Company) branches. Since January 1, 2004, branches previously operating as NHMI LLC’s became operating units under NHMI.

The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. NHMI branches are included in our consolidated financial statements. As of March 31, 2004 there were a total of 383 NHMI branches compared to 9 reported NHMI branches and 237 reported NHMI LLC branches as of March 31, 2003.

The NHMI branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage, Inc. (NMI). Of the $1.8 billion and $912.6 million nonconforming loans we originated, 23% and 22% were brokered to NMI from the branches during the three months ended March 31, 2004 and 2003, respectively.

Income Taxes

NovaStar Financial intends to continue to operate and qualify as a Real Estate Investment Trust (REIT) under the requirements of the Internal Revenue Code. Therefore, it will generally not be subject to federal income taxes at the corporate level on taxable income distributed to stockholders. Requirements for qualification as a REIT include various restrictions on common stock ownership and the nature of the assets and sources of income.

Below is a summary of the taxable net income available to common shareholders for the three months ended March 31, 2004 and 2003.

Table 13 — Taxable Net Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003 (A)
Consolidated net income	$30,925	$22,959
Equity in net income of NFI Holding Corp.	353	(4,867)

REIT net income	31,278	18,092
Adjustments to net income to compute taxable income	12,702	7,050

Taxable income before preferred dividends	43,980	25,142
Preferred dividends	(1,275)	—

Estimated taxable income available to common shareholders	$42,705	$25,142

Estimated taxable income per common shareholder	$1.72	$1.20

(A)	The estimated taxable income in 2003 has been adjusted for our adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” discussed in Note 3.

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

NFI Holding Corporation, a wholly-owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported net income before income taxes of $93,000 and $9.0 million for the three months ended March 31, 2004 and 2003, respectively. As shown in our statement of income, this resulted in an income tax expense of $0.5 million and $4.1 million for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 4, we have $219.1 million in immediately available funds, including $197.9 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal - must come from cash on hand.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of March 31, 2004 would need to decline by more than 28% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of March 31, 2004, we have approximately $22.9 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of its production infrastructure.

Cash activity during the three months ended March 31, 2004 and 2003 is presented in the consolidated statement of cash flows.

As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $292 million in net proceeds through private and public equity offerings. Equity offerings provide another avenue as a future liquidity source.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At March 31, 2004 and December 31, 2003, the Company had commitments to fund mortgage loans with agreed-upon rates of approximately $260 million and $228 million, respectively. We had no commitments to purchase loans or sell loans to third parties at March 31, 2004. As of December 31, 2003, we had outstanding commitments to purchase loans of $60 million and no commitments to sell loans to third parties. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

On March 11, 2004, we executed a securitization transaction accounted for as a sale of loans. We delivered $1.2 billion in loans collateralizing NMFT Series 2004-1 (see Note 4 of the consolidated financial statements). On April 14, 2004, we delivered an additional $527.2 million in loans collateralizing NMFT Series 2004-1.

Contractual Obligations

We have entered into certain long-term agreements, which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of March 31, 2004.

Table 14 — Contractual Obligations

(in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Short-term borrowings	$881,970	$881,970	—	—	—
Long-term debt (A)	$240,318	$189,527	$28,137	$12,595	$10,059
Mortgage loan purchase commitments	—	—	—	—	—
Operating leases	$30,362	$5,646	$11,146	$10,846	$2,724
Premiums due to counterparties related to interest rate cap agreements	$3,085	$1,588	$1,497	—	—

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments.

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

Impact of Recently Issued Accounting Pronouncements

In March 2004, SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments” was released. This release summarizes the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. See Note 2 for further discussion.

Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 describes certain recently issued accounting pronouncements. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

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

Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2004, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 15 - Interest Rate Sensitivity - Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of March 31, 2004:
Net interest income	N/A	$19,309	$(14,376)	$(24,779)

Percent change in net interest income from base	N/A	5.8%	(4.3)%	(7.5)%

Percent change of capital (B)	N/A	5.2%	(3.9)%	(6.7)%

As of December 31, 2003:
Net interest income	N/A	$15,546	$(11,393)	$(20,777)

Percent change in net interest income from base	N/A	5.6%	(4.1)%	(7.5)%

Percent change of capital (B)	N/A	5.2%	(3.8)%	(6.9)%

(A)	Net interest income (income from assets less expense from liabilities and expense from interest rate agreements) in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of March 31, 2004 and December 31, 2003.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 16 - Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of March 31, 2004:
Change in market values of:
Assets	N/A	$110,857	$(132,935)	$(296,512)
Liabilities	N/A	(6,077)	7,366	14,710
Interest rate agreements	N/A	(95,721)	99,367	227,929

Cumulative change in market value	N/A	$9,059	$(26,202)	$(53,873)

Percent change of market value portfolio equity (B)	N/A	2.0%	(5.7)%	(11.8)%

As of December 31, 2003:
Change in market values of:
Assets	N/A	$99,164	$(135,872)	$(296,278)
Liabilities	N/A	(5,325)	6,245	12,627
Interest rate agreements	N/A	(90,590)	98,484	208,805

Cumulative change in market value	N/A	$3,249	$(31,143)	$(74,846)

Percent change of market value portfolio equity (B)	N/A	1.0%	(9.1)%	(21.9)%

(A)	Change in market value of assets, liabilities or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2004 and December 31, 2003.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

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

We have determined the following estimated net fair value amounts by using available market information and appropriate valuation methodologies as of March 31, 2004.

Table 17 - Interest Rate Risk Management Contracts

(dollars in thousands)

	Maturity Range
	Net Fair Value	Total Notional Amount	2004	2005	2006	2007
Pay-fixed swaps:	$(9,226)
Contractual maturity		$1,235,000	$100,000	$285,000	$655,000	$195,000
Weighted average pay rate		2.6%	5.2%	2.4%	2.2%	2.6%
Weighted average receive rate		1.1%	( A)	( A)	( A)	(	A)
Interest rate caps:	$3,148
Contractual maturity		$785,530	$135,530	$450,000	$200,000	$—
Weighted average strike rate		1.7%	1.8%	1.6%	2.0%	—

(A)	The pay-fixed swaps receive rate is indexed to one-month and three-month LIBOR.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There has been no change in NovaStar Financial, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, NovaStar Financial, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of its business, the Company is subject to various legal proceedings and claims. The resolution of these legal proceedings and claims, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations.

During April and May 2004, a number of substantially similar class action lawsuits and a derivative lawsuit were filed in the United States District Court in Kansas City against the Company and/or several of its executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in the Company’s public disclosures. The Company believes that these claims are without merit and intends to vigorously defend against them. In addition, the Company in April 2004 received an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company intends to fully cooperate with the Commission’s inquiry.

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2004 – January 31, 2004	—	—	—	$1,020,082
February 1, 2004 – February 29, 2004	—	—	—	$1,020,082
March 1, 2004 – March 31, 2004	—	—	—	$1,020,082

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit Listing

Exhibit No.		Description of Document

3.1	*	Articles of Amendment and Restatement of the Registrant

3.2	*	Articles Supplementary of the Registrant

3.3	*	Bylaws of the Registrant

3.3a	***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

31.1		Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.

**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 5, 1999.

***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b) NovaStar Financial filed the following Form 8-K’s during the three months ended March 31, 2004.

1.	Monthly Loan Origination Data for October, November and December 2003 and Selected Non-conforming Loan Origination Data for the month ended December 31, 2003. Current report on Form 8-K was filed on January 9, 2004.

2.	Press Release, dated January 16, 2004 “Novastar Financial, Inc. Prices an Offering of Preferred Stock” and Underwriting Agreement, dated January 15, 2004, by and among NovaStar Financial, Inc., Friedman, Billings, Ramsey & Co., Stifel, Nicolaus & Company Incorporated, JMP Securities LLC and Flagstone Securities, LLC. Current report on Form 8-K was filed on January 20, 2004.

3.	Press Release, dated January 28, 2004 “NovaStar Announces Fourth Quarter Earnings Per Share of $1.38, Culminating a Record Year”. Current report on Form 8-K was filed on January 29, 2004.

4.	Corrected Press Release, dated January 28, 2004 “NovaStar Announces Fourth Quarter Earnings Per Share of $1.45, Culminating a Record Year”. Current report on Form 8-K/A was filed on March 5, 2004.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 10, 2004	/s/ Scott F. Hartman

Scott F. Hartman Chairman of the Board, Secretary and Chief Executive Officer

DATE: May 10, 2004	/s/ Rodney E. Schwatken

Rodney E. Schwatken Vice President, Treasurer and Controller (Principal Financial Officer)