Form 10-Q
period 2004-06-30
NOVASTAR FINANCIAL INC
filed 2004-08-06
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

The number of shares of the registrant’s common stock outstanding on August 3, 2004 was 24,993,465.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$191,291	$118,180
Mortgage loans – held-for-sale	1,370,034	697,992
Mortgage loans – held-in-portfolio	74,665	94,717
Mortgage securities – available-for-sale	389,050	382,287
Mortgage servicing rights	26,442	19,685
Servicing related advances	20,794	19,281
Deposits with derivative instrument counterparties, net	19,378	19,492
Property and equipment, net	13,741	14,537
Other assets	64,073	33,786

Total assets	$2,169,468	$1,399,957

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,311,810	$639,852
Short-term borrowings secured by mortgage securities	200,728	232,684
Asset-backed bonds secured by mortgage loans	69,778	89,384
Asset-backed bonds secured by mortgage securities	121,749	43,596
Accounts payable and other liabilities	82,676	63,658
Dividends payable	33,741	30,559

Total liabilities	1,820,482	1,099,733

Commitments and contingencies

Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Common stock, 24,993,465 and 24,447,315 shares issued and outstanding, respectively	250	245
Preferred stock, 2,990,000 issued and outstanding	30	—
Additional paid-in capital	320,428	231,294
Accumulated deficit	(20,180)	(15,522)
Accumulated other comprehensive income	49,364	85,183
Other	(906)	(976)

Total stockholders’ equity	348,986	300,224

Total liabilities and stockholders’ equity	$2,169,468	$1,399,957

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; dollars in thousands, except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Mortgage securities	$65,333	$41,675	$32,137	$23,357
Mortgage loans held-for-sale	34,910	32,621	19,794	14,790
Mortgage loans held-in-portfolio	3,792	6,016	1,745	2,849

Total interest income	104,035	80,312	53,676	40,996
Interest expense:
Short-term borrowings secured by mortgage loans	10,992	10,522	6,237	5,056
Short-term borrowings secured by mortgage securities	2,343	1,370	1,151	810
Asset-backed bonds secured by mortgage loans	691	1,371	327	604
Asset-backed bonds secured by mortgage securities	4,843	1,997	2,495	814
Net settlements of derivative instruments used in cash flow hedges	2,581	4,818	519	2,165

Total interest expense	21,450	20,078	10,729	9,449

Net interest income before credit (losses) recoveries	82,585	60,234	42,947	31,547
Credit (losses) recoveries	(661)	263	(515)	171

Net interest income	81,924	60,497	42,432	31,718
Fee income	88,750	34,195	43,231	19,678
Gains on sales of mortgage assets	76,954	73,474	25,174	44,031
Gains (losses) on derivative instruments	1,717	(24,186)	27,115	(15,037)
Premiums for mortgage loan insurance	(1,581)	(2,003)	(955)	(1,224)
Impairment on mortgage securities – available-for-sale	(6,117)	—	(6,117)	—
Other income, net	2,233	943	1,246	760
General and administrative expenses:
Compensation and benefits	87,609	43,622	43,783	24,817
Marketing	33,019	11,659	17,313	6,692
Office administration	22,906	10,125	12,646	5,182
Loan expense	11,375	9,562	7,549	6,544
Professional and outside services	6,106	2,978	3,724	1,464
Other	8,874	4,970	4,491	2,323

Total general and administrative expenses	169,889	82,916	89,506	47,022

Income before income tax expense	73,991	60,004	42,620	32,904
Income tax expense	7,440	8,324	6,994	4,183

Net income	66,551	51,680	35,626	28,721
Dividends on preferred shares	(2,938)	—	(1,663)	—

Net income available to common shareholders	$63,613	$51,680	$33,963	$28,721

Basic earnings per share	$2.56	$2.41	$1.36	$1.32

Diluted earnings per share	$2.51	$2.35	$1.34	$1.28

Weighted average basic shares outstanding	24,817	21,402	24,978	21,800

Weighted average diluted shares outstanding	25,338	21,996	25,377	22,430

Dividends declared per common share	$2.70	$2.54	$1.35	$1.25

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$66,551	$51,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on mortgage assets	417	547
Amortization of mortgage servicing rights	7,137	3,652
Accretion of available-for-sale securities	(46,051)	(38,298)
Impairment on mortgage securities – available-for-sale	6,117	—
Amortization of deferred debt issuance costs	1,517	273
Forgiveness of founders’ promissory notes	70	70
Credit losses (recoveries)	661	(263)
Proceeds from sale of mortgage loans held-for-sale in securitizations	3,023,630	2,336,432
Proceeds from sale of mortgage loans held-for-sale to third parties	39,008	508,028
Originations and purchases of mortgage loans held-for-sale	(3,819,693)	(2,642,668)
Repayments of mortgage loans held-for-sale	6,536	17,089
Gains on sales of mortgage assets	(76,954)	(73,474)
Losses (gains) on derivative instruments	(1,717)	24,186
Compensation recognized under stock option plan	875	660
Depreciation expense	2,749	1,406
Changes in:
Servicing related advances	(1,435)	(843)
Other assets	(28,874)	(23,584)
Other liabilities	15,316	19,491

Net cash (used in) provided by operating activities	(804,140)	184,384
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	17,746	22,695
Proceeds from paydowns on available-for-sale securities	140,743	70,255
Proceeds from sales of assets acquired through foreclosure	3,277	3,026

Net cash provided by investing activities	161,766	95,976
Cash flows from financing activities:
Payments on asset-backed bonds	(96,995)	(56,416)
Proceeds from issuance of asset-backed bonds	154,025	—
Change in short-term borrowings	640,002	(181,463)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	84,731	26,373
Dividends paid on preferred stock	(2,938)	—
Dividends paid on common stock	(63,340)	(43,994)

Net cash provided by (used in) financing activities	715,485	(255,500)

Net increase in cash and cash equivalents	73,111	24,860
Cash and cash equivalents, beginning of period	118,180	79,742

Cash and cash equivalents, end of period	$191,291	$104,602

Continued

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,422	$23,568

Cash paid for income taxes	$14,665	$3,237

Cash received on mortgage securities with no cost basis	$19,282	$3,377

Non-cash operating and investing activities:
Retention of mortgage servicing rights	$13,894	$9,401

Assets acquired through foreclosure	$2,345	$4,098

Securities retained in securitizations	$159,350	$143,013

Dividend reinvestment plan program	$1,016	$—

Restricted stock issued in satisfaction of prior year accrued bonus	$1,816	$—

Concluded

See accompanying notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 (Unaudited)

Note 1. Financial Statement Presentation

The consolidated financial statements as of June 30, 2004 and for the periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

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

The Company was party to limited liability company agreements (“LLCs”), formed to facilitate the operation of retail mortgage broker businesses as branch affiliates. The LLC agreements provided for initial capitalization and membership interests of 99.9% to each branch manager and 0.1% to the Company. Prior to 2004, the Company accounted for its interest in the LLC agreements using the equity method of accounting. In December 2003, the Company determined it would terminate the LLC’s effective January 1, 2004. During February 2004, the Company notified the branch managers of the limited liability companies that the Company was terminating these agreements effective January 1, 2004. Continuing branches that formerly operated under these agreements became operating units of the Company and their financial results are included in the consolidated financial statements. The inclusion resulted in expected increases in general and administrative expenses, which were substantially offset by increases in related fee income. See Note 10 for Consolidated Pro Forma Statements of Income.

Additionally, 2003 results were restated related to the Company’s adoption of the preferable fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” under the modified prospective transition method selected by the Company as described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Refer to Note 3.

Note 2. New Accounting Pronouncement

In March 2004, SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments” was released. This release summarizes the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of June 30, 2004, the Company had interest rate lock commitments on mortgage loans with principal balances of $306 million, the fair value of which was $(83,000).

At the March 17-18, 2004 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. Other-than-temporarily impairment evaluations are effective for the quarter ended September 30, 2004 consolidated financial statements. Issue 03-1 is not expected to have a material impact on the consolidated financial statements.

Note 3. Stock Based Compensation

The Company’s 1996 Stock Option Plan provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock awards and dividend equivalent rights (DERs). Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by the Company as described in SFAS No. 148, compensation cost recognized for the six and three months ended June 30, 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

As a result of adopting SFAS No. 123 and SFAS No. 148, 2003 results were restated to reflect the impact of the adoption of the fair value method under SFAS 123. For the six and three months ended June 30, 2003, the impact of this restatement on compensation and benefits, within general and administrative expenses, was a decrease of approximately $6.2 million and $5.6 million, respectively, resulting in a positive impact to net income in the same amount. The net income per diluted share impact of this restatement was an increase of $0.28 and $0.25 per share for the six and three months ended June 30, 2003.

Note 4. Loan Securitizations

On January 14, 2004, NovaStar Mortgage delivered the remaining $479.8 million in loans collateralizing NMFT Series 2003-4. On March 11, 2004 and June 16, 2004, NovaStar Mortgage executed securitization transactions accounted for as sales of loans. In addition, derivative instruments with a fair value of $(13.8) million and $15.7 million were transferred into the 2004-1 and 2004-2 trusts, respectively. These instruments serve to reduce interest rate risk to the bondholders. Details of these transactions are as follows (dollars in thousands):

	Value of Asset- Backed Bonds Issued	Economic Residual Value as of June 30, 2004	Principal Balance of Collateral Sold	Net Gain Recognized
NMFT Series 2003-4 (A)	$1,482,000	$51,294	$479,810	$9,015
NMFT Series 2004-1	$1,727,250	$74,188	$1,750,000	$64,112
NMFT Series 2004-2 (B)	$1,374,800	$45,254	$840,278	$2,853

(A)	On November 20, 2003, $1.0 billion in loans collateralizing NMFT Series 2003-4 were delivered with a gain of $22.0 million recognized.
(B)	On July 1, 2004, the remaining $559.7 million in loans collateralizing NMFT Series 2004-2 were delivered into the trust. We received $559.7 million in proceeds on July 1, 2004, which had been held in escrow by the trustee.

Note 5. Mortgage Securities – Available-for-Sale

Available-for-sale mortgage securities consisted of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value by discounting the expected future cash flow of the collateral and bonds. The average yield on mortgage securities is the interest income for the year as a percentage of the average fair market value on mortgage securities. The cost basis, unrealized gains and losses and estimated fair value and average yield of mortgage securities as of June 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Value	Average Yield
		Gains	Losses
As of June 30, 2004	$339,313	$49,737	$—	$389,050	33.4%
As of December 31, 2003	294,562	87,826	101	382,287	34.3

The Company recorded an impairment loss of $6.1 million on its mortgage securities – available-for-sale for the six and three months ended June 30, 2004. The following table is a rollforward of mortgage securities from January 1, 2003 to June 30, 2004 (in thousands).

	Cost	Net Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2003	$102,665	$76,214	$178,879

Increases (decreases) to mortgage securities:
New securities retained in securitizations	292,675	7,077	299,752
Accretion of income	98,804	—	98,804
Proceeds from paydowns of securities	(199,582)	—	(199,582)
Mark-to-market value adjustment	—	4,434	4,434

Net increase to mortgage securities	191,897	11,511	203,408

As of December 31, 2003	294,562	87,725	382,287

Increases (decreases) to mortgage securities:
New securities retained in securitizations (A)	159,350	3,615	162,965
Accretion of income	65,333	—	65,333
Proceeds from paydowns of securities	(173,815)	—	(173,815)
Impairment on mortgage securities - available-for-sale	(6,117)	—	(6,117)
Mark-to-market value adjustment	—	(41,603)	(41,603)

Net increase (decrease) to mortgage securities	44,751	(37,988)	6,763

As of June 30, 2004	$339,313	$49,737	$389,050

(A)	See Note 4 for further discussion.

Note 6. NovaStar NIMS 2004-N1

On February 19, 2004, the Company issued asset-backed bonds in the amount of $156.6 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2003-3 and NMFT 2003-4 as a means for long-term financing. The mortgage securities are recorded as assets of the Company and the asset-backed bonds are recorded as debt. The performance of the mortgage loan collateral underlying these securities is the sole source of repayment of these asset-backed bonds. The interest rate on the asset-backed bonds is fixed at 4.458% and the estimated weighted average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

Note 7. UBS Borrowings

In connection with the lending agreement with UBS Warburg Real Estate Securities Inc. (UBS), NovaStar Mortgage SPV I (NovaStar Trust), a Delaware statutory trust, has been established by NovaStar Mortgage, Inc. (NovaStar) as a wholly owned special-purpose warehouse finance subsidiary whose assets and liabilities are included in the consolidated financial statements.

NovaStar Trust has agreed to issue and sell to UBS notes (the “Notes”). Under the legal agreements which document the issuance and sale of the Notes:

•	all assets which are from time to time owned by NovaStar Trust are legally owned by NovaStar Trust and not by NovaStar.

•	NovaStar Trust is a legal entity separate and distinct from NovaStar and all other affiliates of NovaStar.

•	the assets of NovaStar Trust are legally assets only of NovaStar Trust, and are not legally available to NovaStar and all other affiliates of NovaStar or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors.

•	none of NovaStar or any other affiliate of NovaStar is legally liable on the debts of NovaStar Trust, except for an amount limited to 10% of the maximum dollar amount of the Notes permitted to be issued.

•	the only assets of NovaStar which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by NovaStar Trust in consideration of Mortgage Loans sold to NovaStar Trust by NovaStar; and

2)	the value of NovaStar’s net equity investment in NovaStar Trust.

•	As of June 30, 2004, NovaStar Trust had the following assets:

1)	whole loans: $483.6 million

2)	REO Properties: $0

3)	cash and cash equivalents: $6.3 million

•	As of June 30, 2004, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $482.4 million, and

2)	$7.5 million in members’ equity investment.

Note 8. Issuance of Capital Stock

The Company sold 234,020 shares of its common stock during the six months ended June 30, 2004 under the Direct Purchase and Dividend Reinvestment Plan. Net proceeds of $11.9 million were raised under these sales of common stock.

During the six months ended June 30, 2004, 312,130 shares of common stock were issued under the Company’s stock based compensation plan. Proceeds of $1.7 million were received under these issuances.

On January 16, 2004, the Company sold 2.6 million shares of Series C Cumulative Redeemable Perpetual Preferred Stock, raising $62.9 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 8.90%. On February 6, 2004, the underwriters exercised their options for 390,000 shares in over-allotments resulting in net proceeds of $9.2 million.

Note 9. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the six and three months ended June 30, 2004 and 2003 (in thousands).

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Net income.	$66,551	$51,680	$35,626	$28,721
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income taxes	(37,988)	20,354	(22,544)	7,100
Change in unrealized loss on derivative instruments used in cash flow hedges	(412)	(1,591)	(19)	(586)
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	2,607	4,869	519	2,190
Other amortization	(26)	(51)	—	(25)

Comprehensive income	$30,732	$75,261	$13,582	$37,400

Note 10. Pro Forma 2003 Statements of Income

As discussed in Note 1, the LLC agreements were terminated effective January 1, 2004. Continuing branches that formerly operated under these agreements became operating units of the Company and their financial results are included in the consolidated financial statements. The inclusion resulted in expected increases in general and administrative expenses, which were substantially offset by increases in related fee income. The Company did not purchase any assets or liabilities as a result of these branches becoming operating units. The following table compares the six and three months ended June 30, 2003 as reported to Pro Forma as if the LLC’s had been operating units of the Company (in thousands).

	For the Six Months Ended June 30, 2003		For the Three Months Ended June 30, 2003
	Actual	Pro Forma	Actual	Pro Forma
Net interest income	$60,497	$60,497	$31,547	$31,547
Gains on sales of mortgage assets	73,474	80,766	44,031	48,764
Fee income	34,195	77,871	19,678	44,417
Other expense, net	(25,246)	(25,246)	(15,330)	(15,330)
General and administrative expenses	(82,916)	(136,096)	(47,022)	(77,236)

Income before income tax expense	60,004	57,792	32,904	32,162
Income tax expense	8,324	7,461	4,183	3,894

Net income	$51,680	$50,331	$28,721	$28,268

Basic earnings per share	$2.41	$2.35	$1.32	$1.30

Diluted earnings per share	$2.35	$2.29	$1.28	$1.26

Note 11. Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets we manage less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service the Company’s on and off -balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in the branch operations segment. As discussed in Note 1 and Note 10, the LLC agreements were terminated effective January 1, 2004. Continuing branch operations that formerly operated under these agreements became operating units of the Company and their financial results are included in the consolidated financial statements. Following is a summary of the operating results of the Company’s primary operating units for the six and three months ended June 30, 2004 and 2003 (in thousands).

Six Months Ended June 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$69,123	$34,930	$—	$(18)	$104,035
Interest expense	9,434	16,358	36	(4,378)	21,450

Net interest income (expense) before credit losses	59,689	18,572	(36)	4,360	82,585
Credit losses	(661)	—	—	—	(661)
Fee income	—	15,084	106,565	(32,899)	88,750
Gains on sales of mortgage assets	409	59,891	—	16,654	76,954
Gains on derivative instruments	582	1,135	—	—	1,717
Impairment on mortgage securities –available for sale	(6,117)	—	—	—	(6,117)
Other income (expense)	8,919	(4,212)	20	(4,075)	652
General and administrative expenses	(3,604)	(69,706)	(109,687)	13,108	(169,889)

Income (loss) before income tax	59,217	20,764	(3,138)	(2,852)	73,991
Income tax expense (benefit)	—	9,776	(1,224)	(1,112)	7,440

Net income (loss)	$59,217	$10,988	$(1,914)	$(1,740)	$66,551

Six Months Ended June 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$47,691	$32,621	$—	$—	$80,312
Interest expense	8,178	19,727	—	(7,827)	20,078

Net interest income before credit recoveries	39,513	12,894	—	7,827	60,234
Credit recoveries	263	—	—	—	263
Fee income	255	19,298	19,200	(4,558)	34,195
Gains (losses) on sales of mortgage assets	(993)	71,493	—	2,974	73,474
Losses on derivative instruments	(1,118)	(23,068)	—	—	(24,186)
Other income (expense)	12,376	(7,225)	32	(6,243)	(1,060)
General and administrative expenses	(3,609)	(62,663)	(16,644)	—	(82,916)

Income before income tax	46,687	10,729	2,588	—	60,004
Income tax expense	—	7,329	995	—	8,324

Net income	$46,687	$3,400	$1,593	$—	$51,680

Three Months Ended June 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$33,880	$19,804	$—	$(8)	$53,676
Interest expense	4,188	8,647	17	(2,123)	10,729

Net interest income (expense) before credit losses	29,692	11,157	(17)	2,115	42,947
Credit losses	(515)	—	—	—	(515)
Fee income	—	7,192	54,941	(18,902)	43,231
Gains on sales of mortgage assets	24	12,959	—	12,191	25,174
Gains on derivative instruments	1,772	25,343	—	—	27,115
Impairment on mortgage securities - available for sale	(6,117)	—	—	—	(6,117)
Other income (expense)	4,738	(2,467)	10	(1,990)	291
General and administrative expenses	(1,655)	(37,056)	(56,643)	5,848	(89,506)

Income (loss) before income tax	27,939	17,128	(1,709)	(738)	42,620
Income tax expense (benefit)	—	7,948	(666)	(288)	6,994

Net income (loss)	$27,939	$9,180	$(1,043)	$(450)	$35,626

Three Months Ended June 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$26,207	$14,789	$—	$—	$40,996
Interest expense	3,697	10,151	—	(4,399)	9,449

Net interest income before credit recoveries	22,510	4,638	—	4,399	31,547
Credit recoveries	171	—	—	—	171
Fee income	41	11,593	10,382	(2,338)	19,678
Gains (losses) on sales of mortgage assets	(778)	43,363	—	1,446	44,031
Losses on derivative instruments	(403)	(14,634)	—	—	(15,037)
Other income (expense)	6,434	(3,406)	15	(3,507)	(464)
General and administrative expenses	(1,755)	(36,609)	(8,658)	—	(47,022)

Income before income tax	26,220	4,945	1,739	—	32,904
Income tax expense	—	3,518	665	—	4,183

Net income	$26,220	$1,427	$1,074	$—	$28,721

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the six and three months ended June 30, 2004 and 2003 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Amounts paid to (received from) mortgage portfolio from (to) mortgage lending and loan servicing:
Loan servicing fees	$(246)	$(372)	$(116)	$(179)
Intercompany interest income	4,342	7,827	2,106	4,399
Guaranty, commitment, loan sale and securitization fees	4,463	5,353	2,451	2,419
Amounts paid to (received from) branch operations from (to) mortgage lending and loan servicing:
Lender premium	13,625	2,974	7,048	1,446
Subsidized fees	21	1,212	—	713
Interest income and fees on warehouse line	(36)	—	(17)	—

Additionally, as previously discussed, the LLC agreements were terminated effective January 1, 2004 and all continuing branches that formerly operated under these agreements became operating units of the Company. As a result, during consolidation, the Company is applying the provisions of SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” to its branch operations segment. Based on SFAS No. 91, the Company defers certain nonrefundable fees and direct costs associated with the origination of loans in the branch operations segment which are subsequently brokered to the mortgage lending and servicing segment. The mortgage lending and servicing segment ultimately funds the loans and then sells the loans either through securitizations or outright sales to third parties. The net deferred cost (income) becomes part of the cost basis of the loans and serves to either increase (net deferred income) or decrease (net deferred cost) the gain or loss recognized by the mortgage lending and servicing segment. These transactions are accounted for in the eliminations column of the Company’s segment reporting. The following table summarizes these amounts for the six and three months ended June 30, 2004 (in thousands):

	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004
Gains (losses) on sales of mortgage assets	$4,998	$4,998
Fee income	(18,989)	(11,729)
General & administrative expenses	13,108	5,848

Note 12. Commitments, Guarantees and Contingencies

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse that are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold no loans with recourse for borrower defaults for the six and three months ended June 30, 2004 compared to $124.1 million and $12.1 million, respectively for the six and three months ended June 30, 2003. The Company’s reserve related to these guarantees totaled $47,000 and $41,000 as of June 30, 2004 and December 31, 2003, respectively.

In the ordinary course of business, the Company sells loans with recourse where a defect occurred in the loan origination process and guarantees to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentation made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of June 30, 2004, the Company had loans sold with recourse for origination defects with an outstanding principal balance of $8.2 billion. Repurchases of loans where a defect has occurred have been immaterial.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At June 30, 2004 and December 31, 2003, the Company had commitments to fund mortgage loans with agreed-upon rates of approximately $306 million and $228 million, respectively. We had outstanding commitments to purchase loans of $25 million and no commitments to sell loans to third parties at June 30, 2004. As of December 31, 2003, we had outstanding commitments to purchase loans of $60 million and no commitments to sell loans to third parties. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the normal course of its business, the Company is subject to various legal proceedings and claims. The resolution of these legal proceedings and claims, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations. Since April 2004, a number of substantially similar class action lawsuits and three derivative lawsuits have been filed in the United States District Court in Kansas City and in Missouri state court against the Company and/or several of its executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in the Company’s public disclosures. The Company believes that these claims are without merit and intends to vigorously defend against them. In addition, the Company in April 2004 received notice of an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company is cooperating fully with the Commission’s inquiry.

Note 13. Earnings Per Share

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

The computations of basic and diluted EPS for the six and three months ended June 30, 2004 and 2003 are as follows (in thousands except per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Numerator	$63,613	$51,680	$33,963	$28,721

Denominator:
Weighted average common shares outstanding – basic	24,817	21,402	24,978	21,800

Weighted average common shares outstanding – dilutive
Stock options	505	594	399	630
Restricted stock	16	—	—	—

Weighted average common shares outstanding – dilutive	25,338	21,996	25,377	22,430

Basic earnings per share	$2.56	$2.41	$1.36	$1.32

Diluted earnings per share	$2.51	$2.35	$1.34	$1.28

Note 14. Subsequent Events

On July 23, 2004, the Company issued asset-backed bonds in the amount of $157.5 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2004-1 and NMFT 2004-2 as a means for long-term financing. The mortgage securities are recorded as assets of the Company and the asset-backed bonds are recorded as debt. The performance of the mortgage loan collateral underlying these securities is the sole source of repayment of these asset-backed bonds. The interest rate on the asset-backed bonds is fixed at 4.458% and the estimated weighted average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

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

Overview of Performance

During the six and three months ended June 30, 2004, we reported net income of $66.6 million and $35.6 million, or $2.51 and $1.34 per diluted share, respectively as compared to $51.7 million and $28.7 million, or $2.35 and $1.28 per diluted share for the same periods of 2003. Our earnings were driven largely by the income generated by our mortgage securities portfolio, which increased from $300.9 million as of June 30, 2003 to $389.1 million as of June 30, 2004. These securities are retained in securitizations of the mortgage loans we originate. We securitized $3.1 billion of mortgage loans during the first six months of 2004 as compared to $2.4 billion during the same period of 2003. The increased volume of mortgage loans we securitized is directly attributable to the increase in our loan origination volume. During the first six months of 2004 and 2003, we originated $3.8 billion and $2.2 billion, respectively, in nonconforming, residential mortgage loans. We increased our loan production for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 through adding sales personnel primarily in new and underserved markets.

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

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $104.0 million and $53.7 million for the six and three months ended June 30, 2004, respectively, compared with $80.3 million and $41.0 million for the same period of 2003. Net interest income from the portfolio was $82.6 million and $42.9 million for the six and three months ended June 30, 2004, respectively, compared to $60.2 million and $31.5 million during the same period of 2003. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

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

In certain circumstances, because we enter into interest rate agreements that do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. As a result, we recognized gains on these derivatives of $1.7 million and $27.1 million for the six and three months ended June 30, 2004, respectively, compared with losses of $24.2 million and $15.0 million for the same period of 2003.

Mortgage Lending and Loan Servicing

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During the first six months of 2004, we originated $3.8 billion in nonconforming mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. The loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains on sales of mortgage assets totaling $77.0 million and $25.2 million during the six and three months ended June 30, 2004, respectively, compared with $73.5 million and $44.0 million during the six and three months ended June 30, 2003. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty, overcollateralization and other subordinated securities, along with the right to service the loans.

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

Our nationwide loan origination network includes wholesale loan brokers, correspondent institutions and direct to consumer operations. We have developed a nationwide network of wholesale loan brokers and mortgage lenders who submit mortgage loans to us. Except for NovaStar Home Mortgage brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar entities. Our sales force, which includes 285 account executives in 39 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions in which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer origination channel consists of call centers, which use telemarketing and internet loan lead sources to originate mortgage loans.

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

Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about company products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $18.1 million and $9.7 million in loan servicing fee income from the securitization trusts during the six and three months ended June 30, 2004, respectively, compared with $8.1 million and $4.4 million for the same periods of 2003. See also “Mortgage Loan Servicing” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage, Inc., or NovaStar Home Mortgage. In December 2003, the Company determined it would terminate the LLC’s effective January 1, 2004. As of January 1, 2004, continuing branches that formerly operated under LLC agreements became operating units of the Company and their financial results are included in the consolidated financial statements. In order to improve the oversight and control over our branch locations in light of increasing federal and state regulatory scrutiny over the loan broker branch industry, we withdrew our membership from the LLC’s, which were established for most of our branches. In accordance with the terms of the LLC agreement, the LLC dissolves upon the withdrawal of any member. See Notes 1 and 9 of the “Notes to Consolidated Financial Statements” for further discussion. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. As of June 30, 2004 we had 342 active branches in 38 states as compared to 349 active branches reported as of June 30, 2003.

The branch business provides an additional source for mortgage loan originations that, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the first six months of 2004 and 2003, our branches brokered $3.5 billion and $2.7 billion, respectively, in loans, of which we funded $872.1 million and $463.7 million, respectively, in nonconforming loans. While the branches are not required to use NovaStar Mortgage as their nonconforming lender, they more often choose NovaStar Mortgage over external lenders. We believe the branch personnel will use NovaStar Mortgage so long as NovaStar Mortgage offers a competitive loan product and quality customer service. NovaStar Mortgage is the lender for a significantly higher percent of nonconforming loans initially brokered by the branches as compared to loans brokered by independent retailers.

Following is a diagram of the nonconforming industry in which we operate and our loan production during 2004 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of June 30, 2004 originated prior to 2004, but due to timing were not yet securitized or sold at the end of 2003. Loans originated in 2004 that we have not securitized or sold to unrelated parties as of June 30, 2004 are included in our mortgage loans held-for-sale

(B)	The AAA-BBB rated securities related to NMFT Series 2004-1 and 2004-2 were purchased by bond investors during the first six months of 2004.

(C)	The excess cash flow and subordinated bonds retained by NovaStar includes the securitization transactions that occurred during the first six months of 2004 for NMFT Series 2003-4, 2004-1 and 2004-2.

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

In order for us to determine proper accounting treatment for each securitization or resecuritization, we evaluate whether or not we have retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS No. 140. All terms of these transactions are evaluated against the conditions set forth in these statements. Some of the questions that must be considered include:

•	Have the transferred assets been isolated from the transferor?

•	Does the transferee have the right to pledge or exchange the transferred assets?

•	Is there a “call” agreement that requires the transferor to return specific assets?

•	Is there an agreement that both obligates and entitles the transferor to repurchase or redeem the transferred assets prior to maturity?

•	Have any derivative instruments been transferred?

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

The weighted average whole loan market price used in the initial valuation of our retained securities was 103.96 and 103.48 during the six months ended June 30, 2004 and 2003, respectively. The weighted average implied discount rate for the six months ended June 30, 2004 and 2003 was 21% and 23%, respectively. If the whole loan market price used in the initial valuation of our mortgage securities in 2004 had been increased or decreased by 50 basis points, the initial value of our mortgage securities and the gain we recognized would have increased or decreased by approximately $15.4 million.

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

At each reporting period subsequent to the initial valuation of the retained securities, the fair value of mortgage securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the three and six months ended June 30, 2004, we recorded an impairment loss of $6.1 million on NMFT Series 2004-1 as a result of the significant rise in short-term interest rates. Also contributing to the impairment is the fact that NMFT Series 2004-1 is a new security and it did not have a sizable unrealized gain to help absorb the decline in fair value, which was the case with our older securities. See Table 4 for a quarterly summary of the cost basis, unrealized gain (loss) and fair value of our mortgage securities.

During 2004, our average security yield has decreased to 33.4% and 32.4% for the six and three months ended June 30, 2004, respectively, from 34.6% and 34.4% for the same period of 2003. This decrease is a result of the significant rise in short-term interest rates in the second quarter of 2004. Mortgage securities income has increased from $41.7 million for the six months ended June 30, 2003 to $65.3 million for the same period of 2004 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2004 had increased or decreased by 10%, net income during the six months ended June 30, 2004 would have increased by $16.0 million and decreased by $16.8 million, respectively.

As of June 30, 2004, the weighted average discount rate used in valuing our mortgage securities was 21% as compared to 22% as of December 31, 2003. The weighted-average constant prepayment rate used in valuing our mortgage securities as of June 30, 2004 and December 31, 2003 was 33. If the discount rate used in valuing our mortgage securities as of June 30, 2004 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $18.2 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased $20.4 million.

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

Mortgage Servicing Rights (MSR). Originated MSR are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. MSR are amortized in proportion to the projected net servicing revenue over the expected life of the related mortgage loans. Periodically, we evaluate the carrying value of originated MSR based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR we stratify the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The mortgage loans underlying the MSR are pools of homogeneous, nonconforming residential loans.

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

Financial Condition as of June 30, 2004 and December 31, 2003

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans held-for-sale and short-term borrowings between June 30, 2004 and December 31, 2003 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities and generate gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for 2004 and 2003. We discuss our cost of production under “General and Administrative Expenses” under “Results of Operations”. Also, details regarding mortgage loans sold or securitized and the gains recognized during 2004 can be found in the “Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments” section of this document.

Table 1 — Nonconforming Loan Originations

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2004:
Second quarter	13,400	$1,978,801	$147,672	101.2%	83%	621	7.7%	74%
First quarter	12,137	1,783,119	146,916	101.3	82	622	7.4	74

Total	25,537	$3,761,920	$147,313	101.2%	83%	621	7.6%	74%

2003:
Fourth quarter	11,145	$1,587,357	$142,428	101.2%	80%	626	7.6%	75%
Third quarter	10,415	1,491,476	143,205	101.1	77	648	7.1	75
Second quarter	8,925	1,259,546	141,126	101.3	78	642	7.2	78
First quarter	6,426	912,599	142,017	101.3	78	638	7.5	80

Total	36,911	$5,250,978	$142,261	101.2%	78%	638	7.3%	77%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of June 30, 2004 was $74.7 million compared to $94.7 million as of December 31, 2003.

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

Table 2 — Carrying Value of Mortgage Loans

(dollars in thousands)

	June 30, 2004	December 31, 2003
Held-in-portfolio:
Current principal	$74,110	$94,162

Premium	$1,457	$1,874

Coupon	10.0%	10.0%

Percent with prepayment penalty	—%	—%

Held-for-sale:
Current principal	$1,356,444	$687,880

Premium	$13,590	$10,112

Coupon	7.7%	7.7%

Percent with prepayment penalty	74%	74%

Mortgage Securities – Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see “Mortgage Servicing Rights” under the header “Financial Condition as of June 30, 2004 and December 31, 2003”). As of June 30, 2004 and December 31, 2003, the fair value of our mortgage securities was $389.1 million and $382.3 million, respectively. During the first six months of 2004, we executed securitizations totaling $3.1 billion in mortgage loans and retained mortgage securities with a value of $159.4 million. See Note 5 for a summary of the activity in our mortgage securities portfolio.

The value of our mortgage securities represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that owns the collateral.

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

During the past two years, interest expense on asset-backed bonds has been unexpectedly low. As a result, the spread between the coupon interest and the bond cost has been unusually high. As a result, our cost basis in many of our mortgage securities has been significantly reduced. For example, our cost basis in NMFT Series 2000-1 and 2001-1 has been reduced to zero (see Table 3). When our cost basis in the retained securities (interest only, prepayment penalty and subordinated securities) reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

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

Table 3 — Valuation of Individual Mortgage Securities and Assumptions (dollars in thousands)

	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
June 30, 2004:
NMFT 1999-1
Subordinated securities	$6,597	$—	$6,597	17%	33%	4.6%	17%	30%	2.5%

NMFT 2000-1
Interest only	—	1,317	1,317
Prepayment penalty	—	131	131
Subordinated securities	412	472	884

	412	1,920	2,332	15	37	1.1	15	27	1.0

NMFT 2000-2
Interest only	—	2,079	2,079
Prepayment penalty	—	133	133
Subordinated securities	—	1,029	1,029

	—	3,241	3,241	15	36	0.8	15	28	1.0

NMFT 2001-1
Interest only	—	4,991	4,991
Prepayment penalty	—	296	296
Subordinated securities	—	768	768

	—	6,055	6,055	20	34	1.1	20	28	1.2

NMFT 2001-2
Interest only	—	11,345	11,345
Prepayment penalty	—	876	876
Subordinated securities	321	2,634	2,955

	321	14,855	15,176	25	33	0.8	25	28	1.2

NMFT 2002-1
Interest only	4,783	2,263	7,046
Prepayment penalty	489	495	984
Subordinated securities	966	4,560	5,526

	6,238	7,318	13,556	20	37	1.0	20	32	1.7

NMFT 2002-2
Interest only	4,474	316	4,790
Prepayment penalty	461	165	626
Subordinated securities	1,427	1,647	3,074

	6,362	2,128	8,490	25	39	1.6	25	27	1.6

NMFT 2002-3
Interest only	13,264	423	13,687
Prepayment penalty	1,938	869	2,807
Subordinated securities	1,400	3,329	4,729

	16,602	4,621	21,223	20	39	0.9	20	30	1.0

NMFT 2003-1
Interest only	26,571	933	27,504
Prepayment penalty	5,437	752	6,189
Subordinated securities	10,514	167	10,681

	42,522	1,852	44,374	20	33	2.2	20	28	3.3

NMFT 2003-2
Interest only	29,163	95	29,258
Prepayment penalty	8,555	426	8,981
Subordinated securities	2,034	1,182	3,216

	39,752	1,703	41,455	28	33	2.2	28	25	2.7

NMFT 2003-3
Interest only	39,384	196	39,580
Prepayment penalty	8,981	922	9,903
Subordinated securities	5,955	377	6,332

	54,320	1,495	55,815	20	30	2.9	20	22	3.6

NMFT 2003-4 (B)
Interest only	39,270	373	39,643
Prepayment penalty	8,233	3,418	11,651

	47,503	3,791	51,294	20	36	3.9	20	30	5.1

NMFT 2004-1 (B)
Interest only	63,647	—	63,647
Prepayment penalty	9,857	684	10,541

	73,504	684	74,188	20	33	5.7	20	33	5.9

NMFT 2004-2
Interest only	39,173	64	39,237
Prepayment penalty	3,723	6	3,729
Subordinated securities	2,284	4	2,288

	45,180	74	45,254	22	32	5.1	22	32	5.1

Total	$339,313	$49,737	$389,050

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B)	Due to the expected credit losses and mortgage insurance coverage on NMFT Series 2003-4 and 2004-1, the value of the subordinated securities is zero.

	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions				Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate		Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
December 31, 2003:
NMFT 1999-1
Subordinated securities	$6,119	$(101)	$6,018	17%	39%		5.2%	17%	30%	2.5%

NMFT 2000-1
Interest only	—	1,942	1,942
Prepayment penalty	—	244	244
Subordinated securities	299	708	1,007

	299	2,894	3,193	15	57		1.3	15	27	1.0

NMFT 2000-2
Interest only	—	3,074	3,074
Prepayment penalty	—	274	274
Subordinated securities	754	1,993	2,747

	754	5,341	6,095	15	63		1.0	15	28	1.0

NMFT 2001-1
Interest only	—	6,386	6,386
Prepayment penalty	—	518	518
Subordinated securities	—	1,629	1,629

	—	8,533	8,533	20	53		1.1	20	28	1.2

NMFT 2001-2
Interest only	—	16,343	16,343
Prepayment penalty	—	1,469	1,469
Subordinated securities	185	3,164	3,349

	185	20,976	21,161	25	41		0.9	25	28	1.2

NMFT 2002-1
Interest only	8,437	5,285	13,722
Prepayment penalty	550	937	1,487
Subordinated securities	1,183	3,444	4,627

	10,170	9,666	19,836	20	45	(B)	1.3	20	32	1.7

NMFT 2002-2
Interest only	7,093	1,489	8,582
Prepayment penalty	582	678	1,260
Subordinated securities	1,750	1,315	3,065

	9,425	3,482	12,907	25	44	(B)	1.8	25	27	1.6

NMFT 2002-3
Interest only	20,801	5,362	26,163
Prepayment penalty	1,348	1,662	3,010
Subordinated securities	2,225	1,847	4,072

	24,374	8,871	33,245	20	39	(B)	0.9	20	30	1.0

NMFT 2003-1
Interest only	47,352	2,280	49,632
Prepayment penalty	3,949	1,814	5,763
Subordinated securities	6,698	2,877	9,575

	57,999	6,971	64,970	20	28	(B)	2.8	20	28	3.3

NMFT 2003-2
Interest only	58,709	4,863	63,572
Prepayment penalty	3,042	2,513	5,555
Subordinated securities	25	265	290

	61,776	7,641	69,417	28	30	(B)	2.6	28	25	2.7

NMFT 2003-3
Interest only	72,637	3,128	75,765
Prepayment penalty	3,098	1,830	4,928
Subordinated securities	1,628	3,535	5,163

	77,363	8,493	85,856	20	26	(B)	3.4	20	22	3.6

NMFT 2003-4
Interest only	41,668	4,107	45,775
Prepayment penalty	4,430	61	4,491
Subordinated securities	—	790	790

	46,098	4,958	51,056	20	33	(B)	5.3	20	30	5.1

Total	$294,562	$87,725	$382,287

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B)	Amounts have been corrected to properly reflect the constant prepayment rates used in the valuation of our mortgage securities as of December 31, 2003 based on the expected date in which the related asset-backed bonds can be called.

The following table summarizes the cost basis, unrealized gain (loss) and fair value of our mortgage securities with the mortgage securities grouped by year of issue. For example, under the “Year of Issue for Mortgage Securities retained” column, the year 2003 is a combination of NMFT Series 2003-1, NMFT Series 2003-2, NMFT Series 2003-3 and NMFT Series 2003-4.

Table 4 — Summary of Mortgage Securities Retained by Year of Issue

(in thousands)

	2004
Year of Issue for Mortgage Securities Retained	As of June 30			As of March 31
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
1999	$6,597	$—	$6,597	$6,353	$185	$6,538
2000	412	5,161	5,573	1,298	8,194	9,492
2001	321	20,910	21,231	233	27,579	27,812
2002	29,202	14,067	43,269	36,201	18,899	55,100
2003	184,097	8,841	192,938	226,676	16,090	242,766
2004	118,684	758	119,442	60,961	1,334	62,295

Total	$339,313	$49,737	$389,050	$331,722	$72,281	$404,003

	2003
Year of Issue for Mortgage Securities Retained	As of December 31			As of September 30			As of June 30			As of March 31
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
1999	$6,119	$(101)	$6,018	$6,014	$(423)	$5,591	$5,938	$(363)	$5,575	$5,864	$(655)	$5,209
2000	1,053	8,235	9,288	1,040	10,154	11,194	1,289	11,929	13,218	2,327	12,352	14,679
2001	185	29,509	29,694	1,419	35,459	36,878	5,426	41,359	46,785	10,310	43,527	53,837
2002	43,969	22,019	65,988	50,848	25,869	76,717	58,883	27,345	86,228	66,928	26,775	93,703
2003	243,236	28,063	271,299	189,710	17,542	207,252	132,959	16,167	149,126	67,134	7,515	74,649

Total	$294,562	$87,725	$382,287	$249,031	$88,601	$337,632	$204,495	$96,437	$300,932	$152,563	$89,514	$242,077

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale”, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of June 30, 2004, we have $26.4 million in capitalized mortgage servicing rights compared with $19.7 million as of December 31, 2003. The value of the mortgage servicing rights we retained in our securitizations during the first six months of 2004 and 2003 was $13.9 million and $9.4 million, respectively. Amortization of mortgage servicing rights was $7.1 million and $3.9 million for the six and three months ended June 30, 2004, respectively, compared to $3.7 million and $1.9 million for the same period of 2003.

Servicing Related Advances. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage and aggregated $20.8 million as of June 30, 2004 compared with $19.3 million as of December 31, 2003. These balances will generally increase as our assets and loan servicing balances increase.

Deposits with derivative instrument counterparties, net. Deposits with derivative instrument counterparties, net decreased from $19.5 million at December 31, 2003 to $19.4 million at June 30, 2004. Derivative instruments include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase interest rates rise. Due to the rise in short-term interest rates in the second quarter of 2004, our margin deposits decreased $14.5 million and the market value of our derivative instruments increased $14.4 from December 31, 2003 to June 30, 2004.

Other Assets. Included in other assets are receivables from securitizations, deferred tax asset, assets acquired through foreclosure, accrued interest receivable and other miscellaneous assets. Our receivables from securitizations were $24.0 million and $6.2 million at June 30, 2004 and December 31, 2003, respectively. These receivables represent cash due to us when we deliver the remaining $559.7 million in loans collateralizing NMFT 2004-2 in July 2004 as well as cash due to us on our mortgage securities. As of June 30, 2004 and December 31, 2003, we had a net deferred tax asset of $10.5 million. As of June 30, 2004 and December 31, 2003, we had 43 and 53 properties in real estate owned with a carrying value of $2.4 million and $3.2 million, respectively. Our accrued interest receivable as of June 30, 2004 was $6.8 million compared to $3.7 million as of December 31, 2003.

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flows from operating, investing and other financing activities and equity transactions. As shown in Table 5, we have $211.3 million in immediately available funds, including $191.3 million in cash. We have borrowed approximately $1.5 billion of the $2.6 billion in committed lines of credit and mortgage securities repurchase facilities, leaving approximately $1.1 billion available to support the mortgage lending and mortgage portfolio operations. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of liquidity risks and resources available to us.

Table 5 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$191,291
Lines of credit and mortgage and securities repurchase facilities	$2,575,000	$1,532,537	$1,512,538	$19,999

Total.	$2,575,000	$1,532,537	$1,512,538	$211,290

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

30

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

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities is the provision for removal of loans from securitization trusts, accrued payroll, income taxes payable and other liabilities. A provision within the trust for each of our securitization transactions gives us the right, not the obligation, to repurchase loans from the trust that are between 90 and 119 days delinquent. In accordance with SFAS No. 140, we are required to record the loans that meet this definition and a corresponding liability to the trust on our balance sheet at fair value. As of June 30, 2004 and December 31, 2003, our liability related to this provision was $20.0 million and $14.5 million, respectively. This liability should generally increase as we continue to securitize the loans we originate. Our accrued payroll increased from $18.1 million at December 31, 2003 to $31.1 million at June 30, 2004. The increase in accrued payroll is due to our change from a semi-monthly payroll to a bi-weekly payroll. Our current income tax liability was $5.6 million as of June 30, 2004 compared with $7.9 million as of December 31, 2003. This decline is attributable to the decrease in income before taxes of NFI Holding Corporation and the timing of our tax payments.

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

The increase in our stockholders’ equity as of June 30, 2004 compared to December 31, 2003 is a result of the following:

•	$66.6 million increase due to net income recognized for the six months ended June 30, 2004.

•	$38.0 million decrease due to decrease in unrealized gains on mortgage securities classified as available-for-sale.

•	$2.6 million increase due to net settlements on cash flow hedges reclassified to earnings.

•	$0.4 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

•	$11.9 million increase due to issuance of common stock.

•	$72.1 million increase due to issuance of preferred stock.

•	$2.7 million increase due to compensation recognized under stock option plan.

•	$1.7 million increase due to exercise of stock options.

•	$67.6 million decrease due to dividends accrued or paid on common stock.

•	$2.9 million decrease due to dividends accrued or paid on preferred stock.

•	$0.1 increase due to forgiveness of founders’ notes receivable.

Results of Operations

During the six and three months ended June 30, 2004, we earned net income of $66.6 million and $35.6 million, or $2.51 and $1.34 per diluted share, respectively, compared with net income of $51.7 million and $28.7 million, or $2.35 and $1.28 per diluted share for the same period of 2003.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on the sales and securitizations of mortgage loans. Earnings increased during 2004 as compared to 2003 due primarily to higher volumes of average mortgage securities held and mortgage loan originations securitized. The effects of the higher mortgage security volume is displayed in Table 6. Details regarding higher mortgage loan origination volumes and gains on securitization of these assets are shown in Tables 1, 9 and 10.

Net Interest Income

Our securities primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to help reduce this interest rate risk and to decrease the volatility of the future cash flows on our mortgage securities. As a result, future interest income on our mortgage securities is expected to be less volatile. The spreads on our newer mortgage securities have returned to expected or normal levels as a result of this interest rate risk management strategy and also as a result of the coupon on the mortgage loans adjusting downward. Since we did not transfer interest rate agreements into the trusts prior to 2002, our older securities continue to experience high yields as a result of the dramatic decrease in one-month LIBOR in 2002 and the first half of 2003. However, the increase in one-month LIBOR in the second quarter of 2004 has caused our overall securities yields to decrease from the yields we were experiencing in 2003.

While the spreads on our securities have decreased, the overall interest income continues to be high due to the sizeable increase in our mortgage securities retained. Based on these factors, as shown in Table 6, we experienced a decrease in the average net yield on our securities from 31.8% and 32.0% for the six and three months ended June 30, 2003, respectively, compared to 29.7% and 28.7% for the same period of 2004.

The overall dollar volume of interest income has increased primarily because the size of our mortgage securities portfolio has increased significantly during the past year. As shown in Tables 6 and 7, the average value of our mortgage securities increased from $240.6 million and $271.5 million during the six and three months ended June 30, 2003, respectively to $391.8 million and $396.5 million during the same period of 2004. The average balance of mortgage loans collateralizing our securities increased from $3.2 billion and $3.7 billion during the six and three months ended June 30, 2003 to $7.3 billion and $7.8 billion during the six and three months ended June 30, 2004. We expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

As previously discussed, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change.

Net interest income on mortgage loans represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. Net interest income on mortgage loans before other expense increased from $21.9 million and $9.8 million for the six and three months ended June 30, 2003 to $24.4 million and $14.5 million for the same period of 2004. The net interest income from mortgage loans is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse.

Future net interest income will be dependent upon the size and volume of our mortgage securities and loan portfolios and economic conditions.

Table 6 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the six and three months ended June 30, 2004 and 2003.

Table 6 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Average fair market value of mortgage securities	$391,780	$240,629	$396,527	$271,505
Average borrowings	309,568	182,023	333,926	127,331

Interest income	$65,333	$41,675	$32,137	$23,357
Interest expense	7,186	3,367	3,646	1,624

Net interest income	$58,147	$38,308	$28,491	$21,733

Yields:
Interest income	33.4%	34.6%	32.4%	34.4%
Interest expense	4.6	3.7	4.4	5.1

Net interest spread	28.8%	30.9%	28.0%	29.3%

Net Yield	29.7%	31.8%	28.7%	32.0%

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

The net interest income for mortgage securities, mortgage loans held-for-sale and mortgage loans held-in-portfolio reflect the income after interest expense, hedging, prepayment penalty income and credit expense (mortgage insurance and provision to loss reserve). Table 7 shows the net yield in both assets under management and the return on assets during the six and three months ended June 30, 2004 and 2003.

Table 7 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

For the Six Months Ended:	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
June 30, 2004
Interest income	$65,333	$34,910	$3,792	$104,035
Interest expense:
Short-term borrowings (A)	2,343	10,992	—	13,335
Asset-backed bonds	4,843	—	691	5,534
Cash flow hedging net settlements	—	1,023	1,558	2,581

Total interest expense	7,186	12,015	2,249	21,450

Mortgage portfolio net interest income before other expense	58,147	22,895	1,543	82,585
Other expense (B)	—	(11,460)	(954)	(12,414)

Mortgage portfolio net interest income	$58,147	$11,435	$589	$70,171

Average balance of the underlying loans	$7,292,642	$918,592	$80,319	$8,291,553
Net interest yield on assets	1.59%	2.49%	1.47%	1.69%

June 30, 2003
Interest income	$41,675	$32,621	$6,016	$80,312
Interest expense:
Short-term borrowings (A)	1,370	10,522	—	11,892
Asset-backed bonds	1,997	—	1,371	3,368
Cash flow hedging net settlements	—	1,377	3,441	4,818

Total interest expense	3,367	11,899	4,812	20,078

Mortgage portfolio net interest income before other expense	38,308	20,722	1,204	60,234
Other expense (B)	—	(4,895)	(171)	(5,066)

Mortgage portfolio net interest income	$38,308	$15,827	$1,033	$55,168

Average balance of the underlying loans	$3,232,271	$852,874	$130,426	$4,215,571
Net interest yield on assets	2.37%	3.71%	1.58%	2.62%

For the Three Months Ended:
June 30, 2004
Interest income	$32,137	$19,794	$1,745	$53,676
Interest expense:
Short-term borrowings (A)	1,151	6,237	—	7,388
Asset-backed bonds	2,495	—	327	2,822
Cash flow hedging net settlements	—	304	215	519

Total interest expense	3,646	6,541	542	10,729

Mortgage portfolio net interest income before other expense	28,491	13,253	1,203	42,947
Other expense (B)	—	(5,605)	(663)	(6,268)

Mortgage portfolio net interest income	$28,491	$7,648	$540	$36,679

Average balance of the underlying loans	$7,814,961	$1,057,906	$76,612	$8,949,479
Net interest yield on assets	1.46%	2.89%	2.82%	1.64%

June 30, 2003
Interest income	$23,357	$14,790	$2,849	$40,996
Interest expense:
Short-term borrowings (A)	810	5,056	—	5,866
Asset-backed bonds	814	—	604	1,418
Cash flow hedging net settlements	—	695	1,470	2,165

Total interest expense	1,624	5,751	2,074	9,449

Mortgage portfolio net interest income before other expense	21,733	9,039	775	31,547
Other expense (B)	—	(2,992)	(208)	(3,200)

Mortgage portfolio net interest income	$21,733	$6,047	$567	$28,347

Average balance of the underlying loans	$3,736,833	$796,961	$124,011	$4,657,805
Net interest yield on assets	2.33%	3.04%	1.83%	2.43%

(A)	Primarily includes mortgage loan and securities repurchase agreements.
(B)	Other expense includes prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses of $12.8 million and $5.3 million related to the net settlements of our interest rate agreements for the six and three months ended June 30, 2004, respectively, compared with $8.2 million and $3.8 million for the same period of 2003. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

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

During the six and three months ended June 30, 2004 we recognized credit losses of $661,000 and $515,000, respectively, compared with recoveries of $263,000 and $171,000 for the same period of 2003. We incurred net charge-offs of $1.1 million and $823,000 for the six and three months ended June 30, 2004, respectively, compared with $329,000 and $212,000 for the same period of 2003. A rollforward of the allowance for credit losses is presented in Table 8.

Table 8 — Quarterly Activity - Allowance for Credit Losses

(in thousands)

	2004		2003
	June 30	March 31	December 31	September 30	June 30	March 31
Beginning balance	$1,210	$1,319	$1,420	$2,444	$2,827	$3,036
Credit losses (recoveries)	515	146	749	(875)	(171)	(92)
Amounts charged off, net of recoveries	(823)	(255)	(850)	(149)	(212)	(117)

Ending balance	$902	$1,210	$1,319	$1,420	$2,444	$2,827

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

Affiliated branch management fees, a source of fee income in 2003, were charged to affiliated mortgage brokers to manage their administrative operations, which included providing accounting, payroll, human resources, loan investor management and license management services. The amount of the fees was agreed upon when entering a contractual agreement with affiliated mortgage brokers and were recognized as services were rendered. Affiliated branch management fees were $5.6 million and $3.3 million for the six and three months ended June 30, 2003.

Overall, fee income increased from $34.2 million and $19.7 million for the six and three months ended June 30, 2003 to $88.8 million and $43.2 million for the same period of 2004 due primarily to the termination of the LLC’s and the inclusion of those branches in our consolidated financial statements. This had a significant impact on fee income due to the volume of broker fee income that these branches generate. For comparative purposes, if the LLC’s had been operating units during 2003 fee income would have been $77.9 million and $44.4 million for the six and three months ended June 30, 2003, respectively.

Additionally, fee income increased due to the increase in our servicing portfolio from $5.1 billion as of June 30, 2003 to $9.6 billion as of June 30, 2004.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the six months ended June 30, 2004 and 2003. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 10 provides a summary of mortgage loans sold outright and transferred in securitizations.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. As interest rates have increased, we recognized gains of $1.7 million and $27.1 million during the six and three months ended June 30, 2004, respectively, compared with losses of $24.2 million and $15.0 million for the same period of 2003, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments.

Table 9 provides the components of our gains on sales of mortgage assets and losses on derivative instruments.

Table 9 — Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments

(in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Gains on sales of mortgage loans transferred in securitizations	$75,980	$66,345	$24,888	$41,389
Gains on sales of mortgage loans to third parties – nonconforming	—	2,976	—	101
Gains on sales of mortgage loans to third parties – conforming	851	5,152	365	3,312
Gain (losses) on sales of real estate owned	123	(999)	(79)	(771)

Gains on sales of mortgage assets	76,954	73,474	25,174	44,031
Gains (losses) on derivatives	1,717	(24,186)	27,115	(15,037)

Net gains on sales of mortgage assets and derivative instruments	$78,671	$49,288	$52,289	$28,994

Table 10 — Mortgage Loan Sales and Securitizations

(dollars in thousands)

	Outright Mortgage Loan Sales (A)
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain Recognized	Weighted Average Price To Par
2004:
There were no outright mortgage loan sales in 2004.

2003:
Fourth quarter	$—	—%	$—	—
Third quarter	27,085	2.1	428	102.7
Second quarter	12,057	0.9	101	105.3
First quarter	112,068	9.4	2,875	104.3

Total	$151,210	2.8%	$3,404	104.1

	Mortgage Loans Transferred in Securitizations
					Weighted Average Assumptions Underlying Initial Value of Mortgage Securities
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2004:
Second quarter	$1,367,430	100.0%	$24,888	$77,695	32	21%	5.30%
First quarter	1,702,658	100.0	51,092	85,270	32	20	5.69

Total	$3,070,088	100.0%	$75,980	$162,965	32	21%	5.52%

2003:
Fourth quarter	$1,668,780	100.0%	$37,104	$86,166	28	20%	4.64%
Third quarter	1,251,016	97.9	32,853	70,793	23	22	3.33
Second quarter	1,314,733	99.1	41,389	73,053	26	26	2.81
First quarter	1,084,906	90.6	24,956	69,740	28	20	3.30

Total	$5,319,435	97.2%	$136,302	$299,752	26	22%	3.61%

(A)	Does not include conforming loan sales.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $1.6 million and $1.0 million for the six and three months ended June 30, 2004, respectively, compared with $2.0 million and $1.2 million for the same period of 2003. We received mortgage insurance proceeds on claims filed of $1.5 million and $0.4 million during the six and three months ended June 30, 2004, respectively, compared with $0.4 million and $0.1 million for the same period of 2003.

Some of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities consider this risk. The percentage of loans with mortgage insurance has decreased in 2004 and 2003 and generally should be lower than 50% in the future. For the 2004-1 and 2004-2 securitizations, the mortgage loans that were transferred into the trusts had mortgage insurance coverage at the time of transfer of 26% and 38%, respectively. We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage to the extent we deem it is warranted.

General and Administrative Expenses

The main categories of our general and administrative expenses are compensation and benefits, loan expense, marketing, office administration and professional and outside services. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Discussion on stock-based compensation expense included in compensation and benefits is in Note 3. Loan expense primarily includes expenses relating to the underwriting of mortgage loans that do not fund successfully. Marketing primarily includes costs of purchased loan leads, advertising and business promotion. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services.

The increase in general and administrative expenses from $82.9 million and $47.0 million during the six and three months ended June 30, 2003 to $169.9 million and $89.5 million for the same period in 2004 is primarily attributable to the termination of the LLC’s and the inclusion of those branches in our consolidated financial statements. Our new retail lines of business, growth in our wholesale business and our expanding servicing operations also contributed to the increase in general and administrative expenses. We employed 1,505 people as of June 30, 2004 compared with 1,311 as of June 30, 2003 in our mortgage portfolio management and mortgage lending and loan servicing operations.

Note 11 to the consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment. For comparative purposes, Table 11 presents the general and administrative expenses assuming the LLC’s had been included in our consolidated financial statements during 2003.

Table 11 — General and Administrative Expenses

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003 Pro Forma	2004	2003 Pro Forma
Compensation and benefits	$87,609	$67,236	$43,783	$37,766
Marketing	33,019	34,530	17,313	19,883
Office administration	22,906	14,997	12,646	8,124
Loan expense	11,375	10,817	7,549	7,303
Professional and outside services	6,106	3,011	3,724	1,482
Other	8,874	5,505	4,491	2,678

Total general and administrative expenses	$169,889	$136,096	$89,506	$77,236

Employees	4,402	3,655	4,402	3,655

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

Table 12 — Wholesale Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2004:
Second quarter	1.71	0.72	2.43
First quarter	1.84	0.82	2.66

2003:
Fourth quarter	1.66	0.77	2.43
Third quarter	1.59	0.61	2.20
Second quarter	1.71	0.72	2.43
First quarter.	1.85	0.75	2.60

Mortgage Loan Servicing

Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Nonconforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our annualized costs of servicing per unit decreased from $319 and $315 for the six and three months ended June 30, 2003 to $289 and $291 for the six and three months ended June 30, 2004.

Table 13 — Summary of Servicing Operations

(dollars in thousands, except per loan cost and number of loans)

	2004
	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$9,604,342		$8,428,852

Number of loans	70,942		62,600

Servicing income, before amortization of mortgage servicing rights	$8,277	$467	$7,985	$510
Costs of servicing	5,160	291	5,107	326

Net servicing income, before amortization of mortgage servicing rights	3,117	176	2,878	184
Amortization of mortgage servicing rights	3,854	217	3,283	210

Net servicing income (loss)	$(737)	$(41)	$(405)	$(26)

	2003
	December 31 Amount	Per Unit	September 30 Amount	Per Unit	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$7,206,113		$6,161,345		$5,145,005		$4,212,986

Number of loans	54,196		46,692		39,452		32,835

Servicing income, before amortization of mortgage servicing rights	$6,359	$469	$5,265	$451	$4,600	$466	$4,262	$519
Costs of servicing	4,384	323	3,591	308	3,108	315	3,178	387

Net servicing income, before amortization of mortgage servicing rights	1,975	146	1,674	143	1,492	151	1,084	132
Amortization of mortgage servicing rights	2,790	206	2,554	219	1,925	195	1,726	210

Net servicing income (loss)	$(815)	$(60)	$(880)	$(76)	$(433)	$(44)	$(642)	$(78)

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

Below is a summary of the taxable net income available to common shareholders for the six and three months ended June 30, 2004 and 2003.

Table 14 — Taxable Net Income

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003 (A)	2004	2003 (A)
Consolidated net income	$66,551	$51,680	$35,626	$28,721
Equity in net income of NFI Holding Corp.	(7,335)	(10,064)	(7,688)	(5,197)

REIT net income	59,216	41,616	27,938	23,524
Adjustments to net income to compute taxable income	40,989	24,888	28,287	17,838

Taxable income before preferred dividends	100,205	66,504	56,225	41,362
Preferred dividends	(2,938)	—	(1,663)	—

Estimated taxable income available to common shareholders	$97,267	$66,504	$54,562	$41,362

Estimated taxable income per common shareholder	$3.89	$2.98	$2.18	$1.85

(A)	The estimated taxable income in 2003 has been adjusted for our adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” discussed in Note 3.

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

NFI Holding Corporation, a wholly-owned subsidiary of NovaStar Financial, Inc., has not elected REIT-status and files a consolidated federal income tax return with its subsidiaries. NFI Holding Corporation reported net income before income taxes of $14.7 million and $14.7 million for the six and three months ended June 30, 2004, respectively, compared with $18.4 million and $9.4 million for the same period of 2003. As shown in our statement of income, this resulted in an income tax expense of $7.4 million and $7.0 million for the six and three months ended June 30, 2004, respectively, compared with $8.3 million and $4.2 million for the same period of 2003.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 5, we have $211.3 million in immediately available funds, including $191.3 million in cash.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal - must come from cash on hand.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of June 30, 2004 would need to decline by more than 15% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of June 30, 2004, we have approximately $6.4 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flows on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of the loan production infrastructure.

Cash activity during the six and three months ended June 30, 2004 and 2003 is presented in the consolidated statements of cash flows.

As noted above, proceeds from equity offerings have supported our operations. Since inception, we have raised $292 million in net proceeds through private and public equity offerings. Equity offerings provide another future liquidity source.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At June 30, 2004 and December 31, 2003, the Company had commitments to fund mortgage loans with agreed-upon rates of approximately $306 million and $228 million, respectively. We had outstanding commitments to purchase loans of $25 million and no commitments to sell loans to third parties at June 30, 2004. As of December 31, 2003, we had outstanding commitments to purchase loans of $60 million and no commitments to sell loans to third parties. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

On June 16, 2004, we executed a securitization transaction accounted for as a sale of loans. We delivered $840.3 million in loans collateralizing NMFT Series 2004-2 (see Note 4 of the consolidated financial statements). On July 1, 2004, we delivered an additional $559.7 million in loans collateralizing NMFT Series 2004-2.

Contractual Obligations

We have entered into certain long-term agreements, which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of June 30, 2004.

Table 15 — Contractual Obligations

(in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$1,512,538	$1,512,538	—	—	—
Long-term debt (A)	$191,527	$144,642	$26,806	$11,203	$8,876
Mortgage loan purchase commitments	$24,996	$24,996	—	—	—
Operating leases	$36,891	$7,140	$14,759	$11,876	$3,116
Premiums due to counterparties related to interest rate cap agreements	$2,687	$1,604	$1,083	—	—

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive company performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and dividends are based on taxable income. In each case, financial activities and the balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Impact of Recently Issued Accounting Pronouncements

Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 describes certain recently issued accounting pronouncements. Also, refer to Note 2 of the condensed consolidated financial statements contained in this document for additional discussion. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate/Market Risk

Our investment policy sets the following general goals:

(1)	Maintain the net interest margin between assets and liabilities, and

(2)	Diminish the effect of changes in interest rate levels on our market value

Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale nonconforming mortgage loans. To conserve capital, we may sell loans we originate. Financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced somewhat as we acquire and retain mortgage loans because our investment portfolio is growing.

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

Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2004, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 16 - Interest Rate Sensitivity - Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of June 30, 2004:
Change in net interest income	N/A	$15,552	$(13,945)	$(28,244)

Percent change in net interest income from base	N/A	4.1%	(3.7)%	(7.5)%

Percent change of capital (B)	N/A	4.5%	(4.0)%	(8.1)%

As of December 31, 2003:
Change in net interest income	N/A	$15,546	$(11,393)	$(20,777)

Percent change in net interest income from base	N/A	5.6%	(4.1)%	(7.5)%

Percent change of capital (B)	N/A	5.2%	(3.8)%	(6.9)%

(A)	Net interest income (income from assets less expense from liabilities and expense from interest rate agreements) in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of June 30, 2004 and December 31, 2003.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 17 - Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of June 30, 2004:
Change in market values of:
Assets	N/A	$58,154	$(62,140)	$(129,311)
Interest rate agreements	N/A	(34,264)	35,646	70,838

Cumulative change in market value	N/A	$23,890	$(26,494)	$(58,473)

Percent change of market value portfolio equity (B)	N/A	5.4%	(6.0)%	(13.1)%

As of December 31, 2003:
Change in market values of:
Assets	N/A	$34,499	$(65,216)	$(144,343)
Interest rate agreements	N/A	(31,250)	34,073	69,497

Cumulative change in market value	N/A	$3,249	$(31,143)	$(74,846)

Percent change of market value portfolio equity (B)	N/A	1.0%	(9.1)%	(21.9)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2004 and December 31, 2003.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

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

We use interest rate cap and swap contracts to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost and risk of hedging transactions and the need to maintain REIT status.

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

We have determined the following estimated net fair value amounts by using available market information and appropriate valuation methodologies as of June 30, 2004.

Table 18 - Interest Rate Risk Management Contracts

(dollars in thousands)

	Maturity Range
	Net Fair Value	Total Notional Amount	2004		2005	2006	2007
Pay-fixed swaps:
Contractual maturity	$3,867	$1,520,000	$—		$285,000	$985,000	$250,000
Weighted average pay rate		2.9%	—		2.4%	2.8%	3.5%
Weighted average receive rate		1.3%	(A	)	(A )	(A )	(A	)

Interest rate caps:
Contractual maturity	$8,109	$764,783	$114,783		$450,000	$200,000	$—
Weighted average strike rate		1.7%	1.8%		1.6%	2.0%	—

(A)	The pay-fixed swaps receive rate is indexed to one-month and three-month LIBOR.

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

Changes in Internal Control over Financial Reporting. There has been no change in NovaStar Financial, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, NovaStar Financial, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of its business, the Company is subject to various legal proceedings and claims. The resolution of these legal proceedings and claims, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations. Since April 2004, a number of substantially similar class action lawsuits and three derivative lawsuits have been filed in the United States District Court in Kansas City and in Missouri state court against the Company and/or several of its executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in the Company’s public disclosures. The Company believes that these claims are without merit and intends to vigorously defend against them. In addition, the Company in April 2004 received notice of an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company is cooperating fully with the Commission’s inquiry.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2004 – April 30, 2004	—	—	—	$1,020,082
May 1, 2004 – May 31, 2004	—	—	—	$1,020,082
June 1, 2004 – June 30, 2004	—	—	—	$1,020,082

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 2004 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 25, 2004.

(b) The following matters were voted on at the annual meeting:

		Vote
		For	Against	Abstain	Broker Non-Votes
1.	Election of Directors (term expiring in 2007)
	W. Lance Anderson	23,208,997	—	277,805	1,264,603
	Gregory T. Barmore	23,258,021	—	228,781	1,264,603

		Vote
		For	Against	Abstain	Broker Non-Votes

2.	Approval of the NovaStar Financial, Inc. 2004 Incentive Stock Plan	11,201,800	1,019,279	178,784	12,351,542

		Vote

		For	Against	Abstain	Broker Non-Votes
3.	Ratification of Deloitte & Touche LLP as NovaStar Financial, Inc.’s independent public accountants for 2004	23,181,820	207,842	97,140	1,264,603

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant

3.3*	Bylaws of the Registrant

3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4**	Articles Supplementary of the Registrant, adopted January 15, 2004

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b)	NovaStar Financial filed the following Form 8-K’s during the three months ended June 30, 2004.

1.	Press Release, dated April 28, 2004 “NovaStar Announces Earnings Increase and Declared Dividend for First Quarter 2004”. Current report on Form 8-K was filed on April 30, 2004.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 6, 2004	/s/ Scott F. Hartman
Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer

DATE: August 6, 2004	/s/ Rodney E. Schwatken
Rodney E. Schwatken
Vice President, Treasurer and Controller
(Principal Financial Officer)