Form 10-Q
period 2004-09-30
NOVASTAR FINANCIAL INC
filed 2004-11-04
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

The number of shares of the registrant’s common stock outstanding on November 3, 2004 was 25,493,915.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$190,890	$118,180
Mortgage loans – held-for-sale	1,026,776	697,992
Mortgage loans – held-in-portfolio	65,833	94,717
Mortgage securities – available-for-sale	462,487	382,287
Mortgage servicing rights	33,702	19,685
Servicing related advances	20,936	19,281
Deposits with derivative instrument counterparties, net	18,493	19,492
Property and equipment, net	14,356	14,537
Other assets	61,384	33,786

Total assets	$1,894,857	$1,399,957

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$989,454	$639,852
Short-term borrowings secured by mortgage securities	157,287	232,684
Asset-backed bonds secured by mortgage loans	60,011	89,384
Asset-backed bonds secured by mortgage securities	207,432	43,596
Accounts payable and other liabilities	68,948	63,658
Dividends payable	35,600	30,559

Total liabilities	1,518,732	1,099,733

Commitments and contingencies

Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Common stock, 25,428,223 and 24,447,315 shares issued and outstanding, respectively	254	245
Preferred stock, 2,990,000 issued and outstanding	30	—
Additional paid-in capital	341,051	231,294
Accumulated deficit	(33,541)	(15,522)
Accumulated other comprehensive income	69,202	85,183
Other	(871)	(976)

Total stockholders’ equity	376,125	300,224

Total liabilities and stockholders’ equity	$1,894,857	$1,399,957

See accompanying notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; dollars in thousands, except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Mortgage securities	$97,220	$68,286	$31,887	$26,611
Mortgage loans held-for-sale	61,288	47,172	26,378	14,551
Mortgage loans held-in-portfolio	5,316	8,644	1,524	2,628

Total interest income	163,824	124,102	59,789	43,790
Interest expense:
Short-term borrowings secured by mortgage loans	20,223	15,524	9,231	5,002
Short-term borrowings secured by mortgage securities	3,285	2,163	942	793
Asset-backed bonds secured by mortgage loans	1,041	1,848	350	477
Asset-backed bonds secured by mortgage securities	8,401	3,779	3,558	1,782
Net settlements of derivative instruments used in cash flow hedges	2,850	7,085	269	2,267

Total interest expense	35,800	30,399	14,350	10,321

Net interest income before credit (losses) recoveries	128,024	93,703	45,439	33,469
Credit (losses) recoveries	(843)	1,138	(182)	875

Net interest income	127,181	94,841	45,257	34,344
Fee income	100,344	52,721	34,265	18,526
Gains on sales of mortgage assets	123,369	107,662	46,415	34,188
Premiums for mortgage loan insurance	(2,875)	(2,656)	(1,294)	(653)
Impairment on mortgage securities – available-for-sale	(8,692)	—	(2,575)	—
Losses on derivative instruments	(17,819)	(32,330)	(19,536)	(8,144)
Other income, net	3,881	1,067	1,267	124
General and administrative expenses:
Compensation and benefits	116,164	69,074	40,524	25,452
Marketing	38,723	18,199	13,294	6,540
Office administration	30,992	16,261	10,773	6,136
Loan expense	15,689	14,820	5,415	5,258
Professional and outside services	10,946	4,825	4,911	1,847
Other	12,602	7,170	4,816	2,200

Total general and administrative expenses	225,116	130,349	79,733	47,433

Income from continuing operations before income tax expense (benefit)	100,273	90,956	24,066	30,952
Income tax expense (benefit)	7,267	14,168	(1,385)	5,844

Income from continuing operations	93,006	76,788	25,451	25,108
Loss from discontinued operations, net of income tax	(2,067)	—	(1,063)	—

Net income	90,939	76,788	24,388	25,108
Dividends on preferred shares	(4,601)	—	(1,663)	—

Net income available to common shareholders	$86,338	$76,788	$22,725	$25,108

Basic earnings per share:
Income from continuing operations available to common shareholders	$3.55	$3.53	$0.95	$1.12
Loss from discontinued operations, net of income tax	(0.08)	—	(0.04)	—

Net income available to common shareholders	$3.47	$3.53	$0.91	$1.12

Weighted average basic shares outstanding	24,889	21,734	25,034	22,386

Diluted earnings per share:
Income from continuing operations available to common shareholders	$3.48	$3.43	$0.93	$1.09
Loss from discontinued operations, net of income tax	(0.08)	—	(0.04)	—

Net income available to common shareholders	$3.40	$3.43	$0.89	$1.09

Weighted average diluted shares outstanding	25,383	22,364	25,455	23,048

Dividends declared per common share	$4.10	$3.79	$1.40	$1.25

See accompanying notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$93,006	$76,788
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums on mortgage assets	586	868
Amortization of mortgage servicing rights	11,614	6,206
Accretion of available-for-sale securities	(69,260)	(58,534)
Impairment on mortgage securities – available-for-sale	8,692	—
Amortization of deferred debt issuance costs	2,546	688
Forgiveness of founders’ promissory notes	104	104
Credit losses (recoveries)	843	(1,138)
Proceeds from sale of mortgage loans held-for-sale in securitizations	5,712,996	3,572,553
Proceeds from sale of mortgage loans held-for-sale to third parties	52,588	886,854
Originations and purchases of mortgage loans held-for-sale	(6,292,520)	(4,427,602)
Repayments of mortgage loans held-for-sale	18,911	17,440
Gains on sales of mortgage assets	(123,369)	(107,662)
Losses on derivative instruments	17,819	32,330
Compensation recognized under stock option plan	1,335	1,010
Depreciation expense	4,368	2,494
Changes in:
Servicing related advances	(1,483)	(4,067)
Other assets	(46,844)	(56,488)
Other liabilities	1,970	18,871

Net cash used in operating activities from continuing operations	(606,098)	(39,285)
Net cash used in operating activities from discontinued operations	(869)	—

Net cash used in operating activities	(606,967)	(39,285)
Cash flows from investing activities:
Mortgage loan repayments—held-in-portfolio	25,802	37,649
Proceeds from paydowns on available-for-sale securities	240,385	120,600
Proceeds from sales of assets acquired through foreclosure	4,639	5,286

Net cash provided by investing activities	270,826	163,535
Cash flows from financing activities:
Payments on asset-backed bonds	(177,045)	(89,045)
Proceeds from issuance of asset-backed bonds	308,962	52,271
Change in short-term borrowings	274,205	(64,552)
Net proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	104,467	39,045
Dividends paid on preferred stock	(4,601)	—
Dividends paid on common stock	(97,137)	(71,563)

Net cash provided by (used in) financing activities	408,851	(133,844)

Net increase (decrease) in cash and cash equivalents	72,710	(9,594)
Cash and cash equivalents, beginning of period	118,180	79,742

Cash and cash equivalents, end of period	$190,890	$70,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,816	$30,467

Cash paid for income taxes	$28,261	$5,222

Cash received on mortgage securities with no cost basis	$24,678	$9,752

Non-cash operating and investing activities:
Retention of mortgage servicing rights	$25,631	$14,255

Assets acquired through foreclosure	$3,015	$6,794

Cost basis of securities retained in securitizations	$286,922	$211,708

Dividend reinvestment plan program	$1,016	$383

Restricted stock issued in satisfaction of prior year accrued bonus	$1,816	$—

Concluded

See accompanying notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 (Unaudited)

Note 1. Financial Statement Presentation

The condensed consolidated financial statements as of September 30, 2004 and for the periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

The condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of NovaStar Financial and the notes thereto, included in NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2003.

The condensed consolidated financial statements of NovaStar Financial, Inc. (“Company”) include the accounts of all wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

The Company was party to limited liability company agreements (“LLCs”), formed to facilitate the operation of retail mortgage broker businesses as branch affiliates. The LLC agreements provided for initial capitalization and membership interests of 99.9% to each branch manager and 0.1% to the Company. Prior to 2004, the Company accounted for its interest in the LLC agreements using the equity method of accounting. In December 2003, the Company determined it would terminate the LLC’s effective January 1, 2004. During February 2004, the Company notified the branch managers of the limited liability companies that the Company was terminating these agreements effective January 1, 2004. Continuing branches that formerly operated under these agreements became operating units of the Company and their financial results are included in the condensed consolidated financial statements. The inclusion resulted in expected increases in general and administrative expenses, which were substantially offset by increases in related fee income. See Note 11 for consolidated pro forma statements of income. Certain of the branches have discontinued during 2004 and the results of their operations are included in discontinued operations. Refer to Note 10.

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

Note 2. New Accounting Pronouncement

In March 2004, SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments” was released. This release summarizes the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of September 30, 2004, the Company had interest rate lock commitments on mortgage loans with principal balances of $457 million, the fair value of which was $(118,000).

At the March 17-18, 2004 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. In September 2004, the FASB delayed the effective date of paragraphs 10-20 of this issue. These paragraphs give guidance on how to evaluate and recognize an impairment loss that is other than temporary. The disclosure requirements have not been deferred. Issue 03-1 is not expected to have a material impact on the condensed consolidated financial statements.

Note 3. Stock Based Compensation

The Company’s 1996 Stock Option Plan provides for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock awards and dividend equivalent rights (DERs). Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by the Company as described in SFAS No. 148, compensation cost recognized for the nine and three months ended September 30, 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

As a result of adopting SFAS No. 123 and SFAS No. 148, 2003 results were restated to reflect the impact of the adoption of the fair value method under SFAS 123. For the nine and three months ended September 30, 2003, the impact of this restatement on compensation and benefits, within general and administrative expenses, was a decrease of approximately $7.1 million and $0.8 million, respectively, resulting in a positive impact to net income in the same amount. The net income per diluted share impact of this restatement was an increase of $0.32 and $0.04 per share for the nine and three months ended September 30, 2003.

Note 4. Loan Securitizations

On January 14, 2004, NovaStar Mortgage delivered the remaining $479.8 million in loans collateralizing NMFT Series 2003-4. On March 11, 2004, June 16, 2004 and September 9, 2004, NovaStar Mortgage executed securitization transactions accounted for as sales of loans. In each of these transactions, derivative instruments were transferred into the trusts. These instruments serve to reduce interest rate risk to the bondholders. Details of these transactions are as follows (dollars in thousands):

	Value of Asset-Backed Bonds Issued	Economic Residual Value as of September 30, 2004	Fair Value of Derivative Instruments	Principal Balance of Collateral Sold	Net Gain Recognized
NMFT Series 2003-4 (A)	$1,482,000	$44,144	$—	$479,810	$9,015
NMFT Series 2004-1	$1,727,250	$61,121	$(13,848)	$1,750,000	$64,112
NMFT Series 2004-2	$1,374,800	$58,631	$15,665	$1,399,999	$8,961
NMFT Series 2004-3	$2,156,000	$106,855	$(6,705)	$2,199,995	$40,443

(A)	On November 20, 2003, $1.0 billion in loans collateralizing NMFT Series 2003-4 and derivative instruments with a fair value of $(192,000) were delivered with a gain of $22.0 million recognized.

Note 5. Mortgage Securities – Available-for-Sale

Available-for-sale mortgage securities consisted of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the trust issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value by discounting the expected future cash flow of the collateral and bonds. The average yield on mortgage securities is the interest income for the year as a percentage of the average fair market value on mortgage securities. The cost basis, unrealized gains and losses and estimated fair value and average yield of mortgage securities as of September 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Value	Average Yield
		Gains	Losses
As of September 30, 2004	$393,029	$69,458	$—	$462,487	31.7%
As of December 31, 2003	294,562	87,826	101	382,287	34.3

The Company recorded an impairment loss of $8.7 million and $2.6 million on its mortgage securities – available-for-sale for the nine and three months ended September 30, 2004, respectively. The following table is a rollforward of mortgage securities from January 1, 2003 to September 30, 2004 (in thousands).

	Cost	Net Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2003	$102,665	$76,214	$178,879

Increases (decreases) to mortgage securities:
New securities retained in securitizations	292,675	7,077	299,752
Accretion of income (B)	78,097	—	78,097
Proceeds from paydowns of securities (B) (C)	(178,875)	—	(178,875)
Mark-to-market value adjustment	—	4,434	4,434

Net increase to mortgage securities	191,897	11,511	203,408

As of December 31, 2003	294,562	87,725	382,287

Increases (decreases) to mortgage securities:
New securities retained in securitizations (A)	286,922	5,791	292,713
Accretion of income (B)	69,260	—	69,260
Proceeds from paydowns of securities (B)(C)	(249,023)	—	(249,023)
Impairment on mortgage securities - available-for-sale	(8,692)	—	(8,692)
Mark-to-market value adjustment	—	(24,058)	(24,058)

Net increase (decrease) to mortgage securities	98,467	(18,267)	80,200

As of September 30, 2004	$393,029	$69,458	$462,487

(A)	See Note 4 for further discussion.
(B)	Cash received on mortgage securities with no cost basis was $24.7 million for the nine months ended September 30, 2004 and $20.7 million for the year ended December 31, 2003.
(C)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts and included in other assets. As of September 30, 2004 and December 31, 2003, the Company had receivables from securitization trusts of $5.5 million and $0.1 million, respectively, related to mortgage securities with a remaining cost basis. Also, the Company had receivables from securitization trusts of $3.3 million related to mortgage securities with a zero cost basis as of September 30, 2004.

Note 6. NovaStar NIMS 2004-N1 and NIMS 2004-N2

On February 19, 2004, the Company issued asset-backed bonds, NIMS 2004-N1, in the amount of $156.6 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2003-3 and NMFT 2003-4 as a means for long-term financing. On July 23, 2004, the Company issued asset-backed bonds, NIMS 2004-N2, in the amount of $157.5 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2004-1 and NMFT 2004-2 as a means for long-term financing. The mortgage securities are recorded as assets of the Company and the asset-backed bonds are recorded as debt. The performance of the mortgage loan collateral underlying these securities is the sole source of repayment of these asset-backed bonds. The interest rate on both issuances of the asset-backed bonds is fixed at 4.458% and the estimated weighted average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations.

Note 7. UBS Borrowings

In connection with the lending agreement with UBS Warburg Real Estate Securities, Inc. (UBS), NovaStar Mortgage SPV I (NovaStar Trust), a Delaware statutory trust, has been established by NovaStar Mortgage, Inc. (NMI) as a wholly owned special-purpose warehouse finance subsidiary whose assets and liabilities are included in the condensed consolidated financial statements.

NovaStar Trust has agreed to issue and sell to UBS mortgage notes (the “Notes”). Under the legal agreements which document the issuance and sale of the Notes:

•	all assets which are from time to time owned by NovaStar Trust are legally owned by NovaStar Trust and not by NMI.

•	NovaStar Trust is a legal entity separate and distinct from NMI and all other affiliates of NMI.

•	the assets of NovaStar Trust are legally assets only of NovaStar Trust, and are not legally available to NMI and all other affiliates of NMI or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors.

•	none of NMI or any other affiliate of NMI is legally liable on the debts of NovaStar Trust, except for an amount limited to 10% of the maximum dollar amount of the Notes permitted to be issued.

•	the only assets of NMI which result from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by NovaStar Trust in consideration of Mortgage Loans sold to NovaStar Trust by NMI; and

2)	the value of NMI’s net equity investment in NovaStar Trust.

•	As of September 30, 2004, NovaStar Trust had the following assets:

1)	whole loans: $451.5 million

2)	REO Properties: $0, and

3)	cash and cash equivalents: $0.6 million.

•	As of September 30, 2004, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $449.7 million, and

2)	$2.4 million in members’ equity investment.

Note 8. Issuance of Capital Stock

The Company sold 668,778 shares of its common stock during the nine months ended September 30, 2004 under the Direct Purchase and Dividend Reinvestment Plan. Net proceeds of $31.6 million were raised under these sales of common stock.

During the nine months ended September 30, 2004, 312,130 shares of common stock were issued under the Company’s stock based compensation plan. Proceeds of $1.7 million were received under these issuances.

On January 16, 2004, the Company sold 2.6 million shares of Series C Cumulative Redeemable Perpetual Preferred Stock, raising $62.9 million in net proceeds. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 8.90%. On February 6, 2004, the underwriters exercised their options for 390,000 shares in over-allotments resulting in net proceeds of $9.2 million.

Note 9. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the nine and three months ended September 30, 2004 and 2003 (in thousands).

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Net income.	$90,939	$76,788	$24,388	$25,108
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of income taxes	(18,267)	14,093	19,721	(6,261)
Change in unrealized loss on derivative instruments used in cash flow hedges	(564)	(1,824)	(152)	(233)
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	2,876	7,161	269	2,292
Other amortization	(26)	(77)	—	(26)

Comprehensive income	$74,958	$96,141	$44,226	$20,880

Note 10. Discontinued Operations

During 2004, the Company has changed policies governing its broker branches. As the demand for conforming loans has declined significantly during 2004, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with the Company. The Company has also terminated branches for non-compliance with policy or when loan production results were substandard. The discontinued operations apply to the branch operations segment presented in Note 12. The operating results for these discontinued operations have been segregated from the on-going operating results of the Company. The operating results of all discontinued operations are summarized as follows (in thousands):

	For the Nine Months Ended September 30, 2004	For the Three Months Ended September 30, 2004
Fee income	$26,934	$4,644
General and administrative expenses	(31,329)	(6,823)

Loss before income tax benefit	(4,395)	(2,179)
Income tax benefit	(2,328)	(1,116)

Loss from discontinued operations	$(2,067)	$(1,063)

As of September 30, 2004, the Company has $1.2 million in cash, $0.3 million in receivables included in other assets and $1.5 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated financial statements.

Note 11. Pro Forma 2003 Statements of Income

As discussed in Note 1, the LLC agreements were terminated effective January 1, 2004. Continuing branches that formerly operated under these agreements became operating units of the Company and their financial results are included in the condensed consolidated financial statements. The inclusion resulted in expected increases in general and administrative expenses, which were substantially offset by increases in related fee income. The Company did not purchase any assets or liabilities as a result of these branches becoming operating units. The following table compares the nine and three months ended September 30, 2003 as reported Pro Forma as if the LLC’s had been operating units of the Company (in thousands). The Pro Forma only includes LLC’s which are still in existence as of September 30, 2004. See Note 10 and Note 12 for discussion of discontinued operations related to the branches.

	For the Nine Months Ended September 30, 2003		For the Three Months Ended September 30, 2003
	Actual	Pro Forma	Actual	Pro Forma
Net interest income	$94,841	$94,841	$34,344	$34,344
Gains on sales of mortgage assets	107,662	121,312	34,188	40,260
Fee income	52,721	88,779	18,526	33,978
Other expense, net	(33,919)	(33,919)	(8,673)	(8,673)
General and administrative expenses	(130,349)	(177,608)	(47,433)	(66,955)

Income before income tax expense	90,956	93,405	30,952	32,954
Income tax expense	14,168	15,283	5,844	6,765

Income from continuing operations	76,788	78,122	25,108	26,189
Loss from discontinued operations, net of income tax	—	(2,487)	—	(1,187)

Net income	$76,788	$75,635	$25,108	$25,002

Basic earnings per share:
Income from continuing operations	$3.53	$3.59	$1.12	$1.17
Loss from discontinued operations, net of income tax	—	(0.11)	—	(0.05)

Net income available to common shareholders	$3.53	$3.48	$1.12	$1.12

Diluted earnings per share:
Income from continuing operations	$3.43	$3.49	$1.09	$1.14
Loss from discontinued operations, net of income tax	—	(0.11)	—	(0.05)

Net income available to common shareholders	$3.43	$3.38	$1.09	$1.09

Note 12. Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service the Company’s on and off -balance sheet loans. Branch operations include the collective income generated by NovaStar Home Mortgage, Inc. (NHMI) brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in the branch operations segment. As discussed in Note 1 and Note 11, the LLC agreements were terminated effective January 1, 2004. Continuing branch operations that formerly operated under these agreements became operating units of the Company and their financial results are included in the condensed consolidated financial statements. As discussed in Note 10, branches that have terminated in 2004 have been segregated from the results of the ongoing operations of the Company for the three and nine months ended September 30, 2004. Following is a summary of the operating results of the Company’s primary operating units for the nine and three months ended September 30, 2004 and 2003 (in thousands).

Nine Months Ended September 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$102,534	$61,316	$—	$(26)	$163,824
Interest expense	14,285	28,087	50	(6,622)	35,800

Net interest income (expense) before credit losses	88,249	33,229	(50)	6,596	128,024
Credit losses	(843)	—	—	—	(843)
Fee income	—	21,453	125,785	(46,894)	100,344
Gains on sales of mortgage assets	388	98,764	—	24,217	123,369
Impairment on mortgage securities – available for sale	(8,692)	—	—	—	(8,692)
Losses on derivative instruments	(318)	(17,501)	—	—	(17,819)
Other income (expense)	14,831	(7,645)	29	(6,209)	1,006
General and administrative expenses	(5,424)	(108,464)	(132,925)	21,697	(225,116)

Income (loss) before income tax	88,191	19,836	(7,161)	(593)	100,273
Income tax expense (benefit)	—	9,394	(2,793)	666	7,267

Income (loss) from continuing operations	88,191	10,442	(4,368)	(1,259)	93,006
Loss from discontinued operations, net of income tax	—	—	(23)	(2,044)	(2,067)

Net income (loss)	$88,191	$10,442	$(4,391)	$(3,303)	$90,939

Nine Months Ended September 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$76,930	$47,172	$—	$—	$124,102
Interest expense	12,751	23,762	—	(6,114)	30,399

Net interest income before credit recoveries	64,179	23,410	—	6,114	93,703
Credit recoveries	1,138	—	—	—	1,138
Fee income	289	29,345	30,159	(7,072)	52,721
Gains (losses) on sales of mortgage assets	(1,353)	108,289	—	726	107,662
Losses on derivative instruments	(962)	(31,368)	—	—	(32,330)
Other income (expense)	12,389	(10,647)	43	(3,374)	(1,589)
General and administrative expenses	(5,230)	(99,283)	(25,836)	—	(130,349)

Income before income tax	70,450	19,746	4,366	(3,606)	90,956
Income tax expense	—	12,509	1,659	—	14,168

Net income	$70,450	$7,237	$2,707	$(3,606)	$76,788

Three Months Ended September 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$33,411	$26,386	$—	$(8)	$59,789
Interest expense	4,851	11,729	14	(2,244)	14,350

Net interest income (expense) before credit losses	28,560	14,657	(14)	2,236	45,439
Credit losses	(182)	—	—	—	(182)
Fee income	—	6,750	44,961	(17,446)	34,265
Gains (losses) on sales of mortgage assets	(21)	38,873	—	7,563	46,415
Impairment on mortgage securities - available for sale	(2,575)	—	—	—	(2,575)
Losses on derivative instruments	(900)	(18,636)	—	—	(19,536)
Other income (expense)	5,912	(3,814)	9	(2,134)	(27)
General and administrative expenses	(1,820)	(38,758)	(47,744)	8,589	(79,733)

Income (loss) before income tax	28,974	(928)	(2,788)	(1,192)	24,066
Income tax expense (benefit)	—	(688)	(1,087)	390	(1,385)

Income (loss) from continuing operations	28,974	(240)	(1,701)	(1,582)	25,451
Loss from discontinued operations, net of income tax	—	—	(542)	(521)	(1,063)

Net income (loss)	$28,974	$(240)	$(2,243)	$(2,103)	$24,388

Three Months Ended September 30, 2003

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$29,239	$14,551	$—	$—	$43,790
Interest expense	4,573	4,035	—	1,713	10,321

Net interest income before credit recoveries	24,666	10,516	—	(1,713)	33,469
Credit recoveries	875	—	—	—	875
Fee income	34	9,882	10,959	(2,349)	18,526
Gains (losses) on sales of mortgage assets	(360)	36,796	—	(2,248)	34,188
Gains (losses) on derivative instruments	156	(8,300)	—	—	(8,144)
Other income (expense)	13	(3,422)	11	2,869	(529)
General and administrative expenses	(1,621)	(36,620)	(9,192)	—	(47,433)

Income before income tax	23,763	8,852	1,778	(3,441)	30,952
Income tax expense	—	5,180	664	—	5,844

Net income	$23,763	$3,672	$1,114	$(3,441)	$25,108

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the nine and three months ended September 30, 2004 and 2003 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Amounts paid to (received from) mortgage portfolio from (to) mortgage lending and loan servicing:
Loan servicing fees	$(341)	$(536)	$(95)	$(164)
Intercompany interest income	6,565	6,114	2,223	(1,713)
Guaranty, commitment, loan sale and securitization fees	7,933	7,430	3,470	2,077
Interest income on warehouse borrowings	7	—	7	—
Gain on sale of mortgage securities retained in securitizations	(1,954)	—	(1,954)	—
Amounts paid to (received from) branch operations from (to) mortgage lending and loan servicing:
Lender premium	21,566	4,167	7,941	1,193
Subsidized fees	21	2,204	—	992
Interest income and fees on warehouse line	(50)	—	(14)	—

Additionally, as previously discussed, the LLC agreements were terminated effective January 1, 2004 and all continuing branches that formerly operated under these agreements became operating units of the Company. As a result, during consolidation, the Company is applying the provisions of SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” to its branch operations segment. Based on SFAS No. 91, the Company defers certain nonrefundable fees and direct costs associated with the origination of loans in the branch operations segment which are subsequently brokered to the mortgage lending and servicing segment. The mortgage lending and servicing segment ultimately funds the loans and then sells the loans either through securitizations or outright sales to third parties. The net deferred cost (income) becomes part of the cost basis of the loans and serves to either increase (net deferred income) or decrease (net deferred cost) the gain or loss recognized by the mortgage lending and servicing segment. These transactions are accounted for in the eliminations column of the Company’s segment reporting. The following table summarizes these amounts for the nine and three months ended September 30, 2004 (in thousands):

	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004
Gains on sales of mortgage assets	$6,648	$1,650
Fee income	(29,462)	(10,473)
General & administrative expenses	21,697	8,589

Note 13. Commitments, Guarantees and Contingencies

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse that are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold no loans with recourse for borrower defaults for the nine and three months ended September 30, 2004 compared to $151.2 million and $27.1 million, respectively for the nine and three months ended September 30, 2003. The Company’s reserve related to these guarantees totaled $45,000 and $41,000 as of September 30, 2004 and December 31, 2003, respectively.

In the ordinary course of business, the Company sells loans with recourse where a defect occurred in the loan origination process and guarantees to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of September 30, 2004, the Company had loans sold with recourse for origination defects with an outstanding principal balance of $10.0 billion. Repurchases of loans where a defect has occurred have been immaterial.

The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At September 30, 2004 and December 31, 2003, the Company had commitments to fund mortgage loans with agreed-upon rates of approximately $457 million and $228 million, respectively. Outstanding commitments to purchase loans from third parties at September 30, 2004 and December 31, 2003, were $83 million and $60 million, respectively. There were no commitments to sell loans to third parties at September 30, 2004 and December 31, 2003. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the normal course of its business, the Company is subject to various legal proceedings and claims. The resolution of these legal proceedings and claims, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations. Since April 2004, a number of substantially similar class action lawsuits and three derivative lawsuits (now consolidated into a single case) have been filed in the United States District Court in Kansas City and in Missouri and Maryland state courts against the Company and/or several of its executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in the Company’s public disclosures. The Company believes that these claims are without merit and intends to vigorously defend against them. In addition, the Company in April 2004 received notice of an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company is cooperating fully with the Commission’s inquiry.

Note 14. Earnings Per Share

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

The computations of basic and diluted EPS for the nine and three months ended September 30, 2004 and 2003 are as follows (in thousands except per share amounts):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$93,006	$76,788	$25,451	$25,108
Dividends on preferred shares	(4,601)	—	(1,663)	—

Income from continuing operations available to common shareholders	88,405	76,788	23,788	25,108
Loss from discontinued operations, net of income tax	(2,067)	—	(1,063)	—

Net income available to common shareholders	$86,338	$76,788	$22,725	$25,108

Denominator:
Weighted average common shares outstanding – basic	24,889	21,734	25,034	22,386

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding - basic	24,889	21,734	25,034	22,386
Stock options	475	630	420	662
Restricted stock	19	—	1	—

Weighted average common shares outstanding – dilutive	25,383	22,364	25,455	23,048

Basic earnings per share:
Income from continuing operations	$3.74	$3.53	$1.02	$1.12
Dividends on preferred shares	(0.19)	—	(0.07)	—

Income from continuing operations available to common shareholders	3.55	3.53	0.95	1.12
Loss from discontinued operations, net of income tax	(0.08)	—	(0.04)	—

Net income available to common shareholders	$3.47	$3.53	$0.91	$1.12

Diluted earnings per share:
Income from continuing operations	$3.66	$3.43	$1.00	$1.09
Dividends on preferred shares	(0.18)	—	(0.07)	—

Income from continuing operations available to common shareholders	3.48	3.43	0.93	1.09
Net loss from discontinued operations	(0.08)	—	(0.04)	—

Net income available to common shareholders	$3.40	$3.43	$0.89	$1.09

Note 15. Subsequent Events

On October 28, 2004, the Company announced additional branch program modifications allowing it to concentrate on branches originating substantially nonconforming loan volume to its portfolio. The Company anticipates that some branches will choose to leave the program after reviewing the modifications. To provide a transition opportunity, the Company has an agreement in principle with a leading brokerage firm, which enables branches to transfer affiliation. The agreement also designates the Company as a preferred outlet for selling nonconforming mortgages within the brokerage firm’s branch network.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding condensed consolidated financial statements of NovaStar Financial and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2003.

Safe Harbor Statement

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (“NovaStar Financial” or “NFI”) and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this quarterly report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the time of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, fluctuations in interest rates, fluctuations in prepayment speeds, fluctuations in losses due to defaults on mortgage loans, the availability of non-conforming residential mortgage loans, the availability and access to financing and liquidity resources, and other risk factors outlined in the annual report on Form 10-K for the fiscal year ended December 31, 2003. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the “Risk Management” section of the annual report on Form 10-K for the fiscal year ended December 31, 2003.

Overview of Performance

During the nine and three months ended September 30, 2004, we reported net income of $90.9 million and $24.4 million, or $3.40 and $0.89 per diluted share, respectively as compared to $76.8 million and $25.1 million, or $3.43 and $1.09 per diluted share for the same periods of 2003. Our earnings were driven largely by the income generated by our mortgage securities portfolio, which increased from $337.6 million as of September 30, 2003 to $462.5 million as of September 30, 2004. These securities are retained in securitizations of the mortgage loans we originate. We securitized $5.8 billion of mortgage loans during the first nine months of 2004 as compared to $3.7 billion during the same period of 2003. The increased volume of mortgage loans we securitized is directly attributable to the increase in our loan origination volume. During the first nine months of 2004 and 2003, we originated $6.2 billion and $3.7 billion, respectively, in nonconforming, residential mortgage loans. We increased our loan production for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 through adding sales personnel primarily in new and underserved markets.

Summary of Operations and Key Performance Measurements

Our net income is highly dependent upon our mortgage securities portfolio, which is generated from the securitization of nonconforming loans we have originated. These mortgage securities represent the right to receive the net future cash flows from a pool of nonconforming loans. Generally speaking, the more nonconforming loans we originate, the larger our securities portfolio and, therefore, the greater earnings potential. As a result, earnings are largely dependent on the volume of nonconforming loans and related performance factors for those loans, including their average coupon, borrower default rate and borrower prepayment rate. Information regarding our lending volume is presented under the heading “Mortgage Loans.”

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

The key performance measures for management are:

•	net income available to common shareholders

•	estimated REIT taxable net income per common share

•	dollar volume of nonconforming mortgage loans originated

•	relative cost of the loans originated

•	characteristics of the loans (coupon, credit quality, etc.), which will indicate their expected yield, and

•	return on our mortgage asset investments and the related management of interest rate risk.

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Known Material Trends

Over the last ten years, the nonconforming lending market has grown by approximately $265 billion to a market of approximately $290 billion in 2003 as estimated by the National Mortgage News. A significant portion of these loans are made to borrowers who are using equity in their primary residence to consolidate low-balance, installment or consumer debt. Additionally, this market has been very stable and growing through all interest rate environments, meaning that while interest rates have increased and decreased dramatically over that period, the base market for nonconforming loans has not increased or decreased in relationship to interest rates. Management estimates that NovaStar Financial has a 2-3% market share. While management cannot predict consumer spending and borrowing habits, historical trends indicate that the market in which we operate is relatively stable and growing.

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

State and local governing bodies are focused on the nonconforming lending business and any excessive fees borrowers incur in obtaining a mortgage loan – generally termed “predatory lending” within the mortgage industry. In several instances, states or local governing bodies have imposed strict laws on lenders to curb predatory lending. To date, these laws have not had a significant impact on our business. We have capped fee structures consistent with those adopted by federal mortgage agencies and have implemented rigid processes to ensure that our lending practices are not predatory in nature.

As discussed in Note 15 to our condensed consolidated financial statements, during 2004, we changed policies governing our broker branches. Additionally, as the demand for conforming loans has declined significantly during 2004, many branches have not been able to produce sufficient fees to meet operating demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with us. We have also terminated branches for non-compliance with policy or when loan production results were substandard. Furthermore, on October 28, 2004, we announced additional branch program modifications allowing us to concentrate on branches originating substantial nonconforming loan volume to our portfolio. We anticipate that some branches will choose to leave the program after reviewing the modifications. To provide a transition opportunity, we have entered into an agreement in principle with a leading brokerage firm, which enables branches to transfer affiliation. The agreement also designates us as a preferred outlet for nonconforming mortgages within the brokerage firm’s branch network.

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

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $163.8 million and $59.8 million for the nine and three months ended September 30, 2004, respectively, compared with $124.1 million and $43.8 million for the same period of 2003. Net interest income before credit losses/recoveries from the portfolio was $128.0 million and $45.4 million for the nine and three months ended September 30, 2004, respectively, compared to $93.7 million and $33.5 million during the same period of 2003. See our discussion of interest income under the heading “Results of Operations” and “Net Interest Income”.

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

In certain circumstances, because we enter into interest rate agreements that do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. As a result, we recognized losses on these derivatives of $17.8 million and $19.5 million for the nine and three months ended September 30, 2004, respectively, compared with $32.3 million and $8.1 million for the same period of 2003.

Mortgage Lending and Loan Servicing

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During the first nine months of 2004, we originated $6.2 billion in nonconforming mortgage loans, the majority of which were retained in our servicing portfolio and serve as collateral for our securities. The loans we originate are sold, either in securitization transactions or in outright sales to third parties. We recognized gains on sales of mortgage assets totaling $123.4 million and $46.4 million during the nine and three months ended September 30, 2004, respectively, compared with $107.7 million and $34.2 million during the nine and three months ended September 30, 2003. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty, overcollateralization and other subordinated securities, along with the right to service the loans.

Our wholly-owned subsidiary, NovaStar Mortgage, Inc., originates primarily nonconforming, single-family residential mortgage loans. In our nonconforming lending operations, we lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. These types of borrowers are generally willing to pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. Because these borrowers typically use the proceeds of the mortgage loans to consolidate debt and to finance home improvements, education and other consumer needs, loan volume is generally less dependent on general levels of interest rates or home sales and therefore less cyclical than conventional mortgage lending.

Our nationwide loan origination network includes wholesale loan brokers, correspondent institutions and direct to consumer operations. We have developed a nationwide network of wholesale loan brokers and mortgage lenders who submit mortgage loans to us. Except for NovaStar Home Mortgage brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar entities. Our sales force, which includes account executives in 40 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions in which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer origination channel consists of call centers, which use telemarketing and internet loan lead sources to originate mortgage loans.

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

For long-term financing, we fund our mortgage loans using asset-backed bonds (ABB). Primary bonds – AAA through BBB rated – are issued to the public. We retain the interest only, prepayment penalty, overcollateralization and other subordinated bonds. We also retain the right to service the loans. Prior to 1999, our ABB transactions were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on our condensed consolidated balance sheets, and no gain was recorded. Beginning in 1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our condensed consolidated financial statements. We do, however, record the value of the securities and servicing rights we retain.

Loan servicing remains a critical part of our business operation. In the opinion of management, maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about company products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of normal customer service and processing fees. We recognized $28.6 million and $10.5 million in loan servicing fee income from the securitization trusts during the nine and three months ended September 30, 2004, respectively, compared with $13.9 million and $5.8 million for the same periods of 2003. See also “Mortgage Loan Servicing” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage, Inc. Prior to 2004, many of these broker branches operating under LLC agreements where we owned a minority interest in the LLC and the branch manager was the majority shareholder. In December 2003, we decided to terminate the LLC’s effective January 1, 2004. As of January 1, 2004, continuing branches that formerly operated under LLC agreements became operating units of us and their financial results are included in the condensed consolidated financial statements. See Notes 1 and 11 of the “Notes to Condensed Consolidated Financial Statements” for further discussion. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation.

We routinely close branches or branch managers voluntarily terminate their employment with us, which generally results in the branch’s closure. During 2004, we changed policies governing our broker branches. Additionally, as the demand for conforming loans has declined significantly during 2004, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with us. We have also terminated many branches for non-compliance with policy or when loan production results were substandard. In these terminations, the branch and all operations are eliminated. As of September 30, 2004 we had 239 active branches as compared to 420 active branches reported as of September 30, 2003. Note 10 to our condensed consolidated financial statements provides details regarding the impact of the discontinued operations. Additionally, Note 15 to our condensed consolidated financial statements discusses modifications to our branch program.

The branch business provides an additional source for mortgage loan originations that, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the first nine months of 2004 and 2003, our branches brokered $2.9 billion and $1.4 billion, respectively, in nonconforming loans, of which we funded $1.3 billion and $811.3 million, respectively.

Following is a diagram of the industry in which we operate and our loan production during 2004 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of September 30, 2004 originated prior to 2004, but due to timing were not yet securitized or sold at the end of 2003. Loans originated in 2004 that we have not securitized or sold to unrelated parties as of September 30, 2004 are included in our mortgage loans held-for-sale
(B)	The AAA-BBB rated securities related to NMFT Series 2004-1, 2004-2 and 2004-3 were purchased by bond investors during the first nine months of 2004.
(C)	The excess cash flow and subordinated bonds retained by NovaStar includes the securitization transactions that occurred during the first nine months of 2004 for NMFT Series 2003-4, 2004-1, 2004-2 and 2004-3.

Significance of Estimates and Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the condensed consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our condensed consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our 2003 consolidated financial statements. Our critical accounting estimates impact only two of our three reportable segments; our mortgage portfolio management and mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

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

The weighted average whole loan market price used in the initial valuation of our retained securities was 103.42 and 103.59 during the nine months ended September 30, 2004 and 2003, respectively. The weighted average implied discount rate for the nine months ended September 30, 2004 and 2003 was 21% and 23%, respectively. If the whole loan market price used in the initial valuation of our mortgage securities in 2004 had been increased or decreased by 50 basis points, the initial value of our mortgage securities and the gain we recognized would have increased or decreased by approximately $29.1 million.

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

At each reporting period subsequent to the initial valuation of the retained securities, the fair value of mortgage securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the nine and three months ended September 30, 2004, we recorded an impairment loss of $8.7 million and $2.6 million on NMFT Series 2004-1 and 2004-2. The impairment on NMFT Series 2004-1 was a result of the significant increase in short-term rates in the second quarter, while the impairment on NMFT Series 2004-2 resulted from being higher than anticipated prepayment performance. Also contributing to the impairments is the fact that NMFT Series 2004-1 and 2004-2 are new securities and they did not have sizable unrealized gains to help absorb the decline in fair value, which was the case with our older securities. See Table 4 for a quarterly summary of the cost basis, unrealized gain (loss) and fair value of our mortgage securities.

During 2004, our average security yield has decreased to 31.7% and 29.9% for the nine and three months ended September 30, 2004, respectively, from 34.4% and 33.3% for the same period of 2003. This decrease is a result of the significant rise in short-term interest rates in 2004. Mortgage securities income has increased from $68.3 million for the nine months ended September 30, 2003 to $97.2 million for the same period of 2004 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2004 had increased or decreased by 10%, net income during the nine months ended September 30, 2004 would have increased by $23.7 million and decreased by $26.7 million, respectively.

As of September 30, 2004, the weighted average discount rate used in valuing our mortgage securities was 21% as compared to 22% as of December 31, 2003. The weighted-average constant prepayment rate used in valuing our mortgage securities as of September 30, 2004 and December 31, 2003 was 36 and 33, respectively. If the discount rate used in valuing our mortgage securities as of September 30, 2004 had been increased by 500 basis points, the value of our mortgage securities would have decreased by $22.8 million. If we had decreased the discount rate used in valuing our mortgage securities by 500 basis points, the value of our mortgage securities would have increased $25.7 million.

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

Financial Condition as of September 30, 2004 and December 31, 2003

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse lines of credit and mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans held-for-sale and short-term borrowings between September 30, 2004 and December 31, 2003 is dependent on loans we have originated during the period as well as loans we have sold outright or through securitization transactions.

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

Table 1 — Nonconforming Loan Originations

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2004:
Third quarter	15,825	$2,427,412	$153,391	101.4%	82%	621	7.7%	74%
Second quarter	13,400	1,978,801	147,672	101.2	83	621	7.7	74
First quarter	12,137	1,783,119	146,916	101.3	82	622	7.4	74

Total	41,362	$6,189,332	$149,638	101.3%	82%	621	7.6%	74%

2003:
Fourth quarter	11,145	$1,587,357	$142,428	101.2%	80%	626	7.6%	75%
Third quarter	10,415	1,491,476	143,205	101.1	77	648	7.1	75
Second quarter	8,925	1,259,546	141,126	101.3	78	642	7.2	78
First quarter	6,426	912,599	142,017	101.3	78	638	7.5	80

Total	36,911	$5,250,978	$142,261	101.2%	78%	638	7.3%	77%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of September 30, 2004 was $65.8 million compared to $94.7 million as of December 31, 2003.

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

Table 2 — Carrying Value of Mortgage Loans

(dollars in thousands)

	September 30, 2004	December 31, 2003
Held-in-portfolio:
Current principal	$65,266	$94,162

Premium	$1,288	$1,874

Coupon	10.0%	10.0%

Percent with prepayment penalty	—%	—%

Held-for-sale:
Current principal	$1,015,131	$687,880

Premium	$11,645	$10,112

Coupon	7.6%	7.7%

Percent with prepayment penalty	73%	74%

Mortgage Securities – Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see “Mortgage Servicing Rights” under the header “Financial Condition as of September 30, 2004 and December 31, 2003”). As of September 30, 2004 and December 31, 2003, the fair value of our mortgage securities was $462.5 million and $382.3 million, respectively. During the first nine months of 2004, we executed securitizations totaling $5.8 billion in mortgage loans and retained mortgage securities with a fair value of $292.7 million. See Note 5 for a summary of the activity in our mortgage securities portfolio.

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

During the past two years, interest expense on asset-backed bonds has been unexpectedly low. As a result, the spread between the coupon interest and the bond cost has been unusually high and our cost basis in many of our mortgage securities has been significantly reduced. For example, our cost basis in NMFT Series 2000-1, 2001-1 and 2001-2 has been reduced to zero (see Table 3). When our cost basis in the retained securities (interest only, prepayment penalty and subordinated securities) reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

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

Table 3 — Valuation of Individual Mortgage Securities and Assumptions (dollars in thousands)

	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
September 30, 2004:
NMFT 1999-1
Subordinated securities	$6,818	$—	$6,818	17%	39%	4.7%	17%	30%	2.5%
NMFT 2000-1
Interest only	—	779	779
Prepayment penalty	—	81	81
Subordinated securities	539	261	800

	539	1,121	1,660	15	40	1.2	15	27	1.0
NMFT 2000-2
Interest only	—	722	722
Prepayment penalty	—	57	57
Subordinated securities	—	1,146	1,146

	—	1,925	1,925	15	44	0.7	15	28	1.0
NMFT 2001-1
Interest only	—	3,496	3,496
Prepayment penalty	—	217	217
Subordinated securities	—	646	646

	—	4,359	4,359	20	35	1.1	20	28	1.2
NMFT 2001-2
Interest only	—	8,871	8,871
Prepayment penalty	—	616	616
Subordinated securities	—	2,218	2,218

	—	11,705	11,705	25	34	0.8	25	28	1.2
NMFT 2002-1
Interest only	4,006	1,631	5,637
Prepayment penalty	248	504	752
Subordinated securities	1,112	4,680	5,792

	5,366	6,815	12,181	20	38	1.0	20	32	1.7
NMFT 2002-2
Interest only	3,578	—	3,578
Prepayment penalty	258	234	492
Subordinated securities	1,645	1,677	3,322

	5,481	1,911	7,392	25	39	1.6	25	27	1.6

	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
September 30, 2004:
NMFT 2002-3
Interest only	10,610	1,624	12,234
Prepayment penalty	1,055	496	1,551
Subordinated securities	1,466	3,335	4,801

	13,131	5,455	18,586	20	39	0.8	20	30	1.0
NMFT 2003-1
Interest only	21,846	370	22,216
Prepayment penalty	3,618	1,348	4,966
Subordinated securities	11,061	2,253	13,314

	36,525	3,971	40,496	20	38	2.0	20	28	3.3
NMFT 2003-2
Interest only	21,131	2,835	23,966
Prepayment penalty	6,022	1,395	7,417
Subordinated securities	2,194	2,735	4,929

	29,347	6,965	36,312	28	34	1.8	28	25	2.7
NMFT 2003-3
Interest only	28,595	3,783	32,378
Prepayment penalty	6,990	2,165	9,155
Subordinated securities	6,265	2,504	8,769

	41,850	8,452	50,302	20	33	2.1	20	22	3.6
NMFT 2003-4
Interest only	28,409	3,505	31,914
Prepayment penalty	6,665	4,838	11,503
Subordinated securities	—	727	727

	35,074	9,070	44,144	20	42	2.9	20	30	5.1
NMFT 2004-1 (B)
Interest only	48,524	562	49,086
Prepayment penalty	8,846	3,189	12,035

	57,370	3,751	61,121	20	36	5.0	20	33	5.9
NMFT 2004-2
Interest only	46,091	—	46,091
Prepayment penalty	6,132	2,293	8,425
Subordinated securities	3,268	847	4,115

	55,491	3,140	58,631	26	34	4.6	26	31	5.1
NMFT 2004-3 (C)	106,037	818	106,855	19	34	4.5	19	34	4.5

Total	$393,029	$69,458	$462,487

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B)	Due to the expected credit losses and mortgage insurance coverage on NMFT Series 2004-1, the value of the subordinated securities is zero.
(C)	The interest only, prepayment penalty and subordinated securities are packaged in one bond for the Series NMFT 2004-3.

	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions				Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate		Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
December 31, 2003:
NMFT 1999-1
Subordinated securities	$6,119	$(101)	$6,018	17%	39%		5.2%	17%	30%	2.5%

NMFT 2000-1
Interest only	—	1,942	1,942
Prepayment penalty	—	244	244
Subordinated securities	299	708	1,007

	299	2,894	3,193	15	57		1.3	15	27	1.0
NMFT 2000-2
Interest only	—	3,074	3,074
Prepayment penalty	—	274	274
Subordinated securities	754	1,993	2,747

	754	5,341	6,095	15	63		1.0	15	28	1.0
NMFT 2001-1
Interest only	—	6,386	6,386
Prepayment penalty	—	518	518
Subordinated securities	—	1,629	1,629

	—	8,533	8,533	20	53		1.1	20	28	1.2
NMFT 2001-2
Interest only	—	16,343	16,343
Prepayment penalty	—	1,469	1,469
Subordinated securities	185	3,164	3,349

	185	20,976	21,161	25	41		0.9	25	28	1.2
NMFT 2002-1
Interest only	8,437	5,285	13,722
Prepayment penalty	550	937	1,487
Subordinated securities	1,183	3,444	4,627

	10,170	9,666	19,836	20	45	(B)	1.3	20	32	1.7

	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities	Current Assumptions				Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate		Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
December 31, 2003:
NMFT 2002-2
Interest only	7,093	1,489	8,582
Prepayment penalty	582	678	1,260
Subordinated securities	1,750	1,315	3,065

	9,425	3,482	12,907	25	44	(B)	1.8	25	27	1.6
NMFT 2002-3
Interest only	20,801	5,362	26,163
Prepayment penalty	1,348	1,662	3,010
Subordinated securities	2,225	1,847	4,072

	24,374	8,871	33,245	20	39	(B)	0.9	20	30	1.0
NMFT 2003-1
Interest only	47,352	2,280	49,632
Prepayment penalty	3,949	1,814	5,763
Subordinated securities	6,698	2,877	9,575

	57,999	6,971	64,970	20	28	(B)	2.8	20	28	3.3
NMFT 2003-2
Interest only	58,709	4,863	63,572
Prepayment penalty	3,042	2,513	5,555
Subordinated securities	25	265	290

	61,776	7,641	69,417	28	30	(B)	2.6	28	25	2.7
NMFT 2003-3
Interest only	72,637	3,128	75,765
Prepayment penalty	3,098	1,830	4,928
Subordinated securities	1,628	3,535	5,163

	77,363	8,493	85,856	20	26	(B)	3.4	20	22	3.6
NMFT 2003-4
Interest only	41,668	4,107	45,775
Prepayment penalty	4,430	61	4,491
Subordinated securities	—	790	790

	46,098	4,958	51,056	20	33	(B)	5.3	20	30	5.1

Total	$294,562	$87,725	$382,287

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B)	Amounts have been corrected to properly reflect the constant prepayment rates used in the valuation of our mortgage securities as of December 31, 2003 based on the expected date in which the related asset-backed bonds can be called.

The following table summarizes the cost basis, unrealized gain (loss) and fair value of our mortgage securities with the mortgage securities grouped by year of issue. For example, under the “Year of Issue for Mortgage Securities Retained” column, the year 2003 is a combination of NMFT Series 2003-1, NMFT Series 2003-2, NMFT Series 2003-3 and NMFT Series 2003-4.

Table 4 — Summary of Mortgage Securities Retained by Year of Issue

(in thousands)

	2004
Year of Issue for Mortgage Securities Retained	As of September 30			As of June 30			As of March 31
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
1999	$6,818	—	$6,818	$6,597	—	$6,597	$6,353	$185	$6,538
2000	539	3,046	3,585	412	5,161	5,573	1,298	8,194	9,492
2001	—	16,064	16,064	321	20,910	21,231	233	27,579	27,812
2002	23,978	14,181	38,159	29,202	14,067	43,269	36,201	18,899	55,100
2003	142,796	28,458	171,254	184,097	8,841	192,938	226,676	16,090	242,766
2004	218,898	7,709	226,607	118,684	758	119,442	60,961	1,334	62,295

Total	$393,029	$69,458	$462,487	$339,313	$49,737	$389,050	$331,722	$72,281	$404,003

	2003
Year of Issue for Mortgage Securities Retained	As of December 31			As of September 30			As of June 30			As of March 31
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
1999	$6,119	$(101)	$6,018	$6,014	$(423)	$5,591	$5,938	$(363)	$5,575	$5,864	$(655)	$5,209
2000	1,053	8,235	9,288	1,040	10,154	11,194	1,289	11,929	13,218	2,327	12,352	14,679
2001	185	29,509	29,694	1,419	35,459	36,878	5,426	41,359	46,785	10,310	43,527	53,837
2002	43,969	22,019	65,988	50,848	25,869	76,717	58,883	27,345	86,228	66,928	26,775	93,703
2003	243,236	28,063	271,299	189,710	17,542	207,252	132,959	16,167	149,126	67,134	7,515	74,649

Total	$294,562	$87,725	$382,287	$249,031	$88,601	$337,632	$204,495	$96,437	$300,932	$152,563	$89,514	$242,077

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale”, we retain the right to service mortgage loans we originate and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of September 30, 2004, we have $33.7 million in capitalized mortgage servicing rights compared with $19.7 million as of December 31, 2003. The value of the mortgage servicing rights we retained in our securitizations during the first nine months of 2004 and 2003 was $25.6 million and $14.3 million, respectively. Amortization of mortgage servicing rights was $11.6 million and $4.5 million for the nine and three months ended September 30, 2004, respectively, compared to $6.2 million and $2.6 million for the same period of 2003.

Servicing Related Advances. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage and aggregated $20.9 million as of September 30, 2004 compared with $19.3 million as of December 31, 2003. These balances will generally increase as our assets and loan servicing balances increase.

Deposits with derivative instrument counterparties, net. Deposits with derivative instrument counterparties, net decreased from $19.5 million at December 31, 2003 to $18.5 million at September 30, 2004. Derivative instruments include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Other Assets. Included in other assets are receivables from securitizations, warehouse loans receivable, tax assets and other miscellaneous assets. Our receivables from securitizations were $8.8 million and $6.2 million at September 30, 2004 and December 31, 2003, respectively. These receivables represent cash due to us on our mortgage securities. As of September 30, 2004 we had warehouse loans receivable of $8.5 million. In 2004, we began lending to independent mortgage loan brokers in an effort to strengthen our relationships with these brokers and, in turn, increase our nonconforming loan production. As of September 30, 2004, we had a tax asset of $25.8 million that includes deferred and current portions of income tax compared to $10.5 million as of December 31, 2003.

Short-term Financing Arrangements. Mortgage loan originations are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, cash flows from operating, investing and other financing activities and equity transactions. As shown in Table 5, we have $190.9 million in immediately available funds as of September 30, 2004. We have borrowed approximately $1.1 billion of the $2.9 billion in committed lines of credit and mortgage securities repurchase facilities, leaving approximately $1.8 billion available to support the mortgage lending and mortgage portfolio operations. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of liquidity risks and resources available to us.

Table 5 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$190,890
Lines of credit and mortgage and securities repurchase facilities	$2,925,000	$1,146,742	$1,146,742	$—

Total.	$2,925,000	$1,146,742	$1,146,742	$190,890

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

On February 19, 2004, we issued asset-backed bonds, NIMS 2004-N1, in the amount of $156.6 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2003-3 and NMFT 2003-4 as a means for long-term financing. On July 23, 2004, we issued asset-backed bonds, NIMS 2004-N2, in the amount of $157.5 million secured by the interest only, prepayment penalty and subordinated mortgage securities of NMFT 2004-1 and NMFT 2004-2 as a means for long-term financing. The mortgage securities are recorded as assets and the asset-backed bonds are recorded as debt. The resecuritizations were structured as secured borrowings for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was considered a financing for the mortgage securities.

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities is the provision for removal of loans from securitization trusts, accrued payroll and other liabilities. A provision within the trust for each of our securitization transactions gives us the right, not the obligation, to repurchase loans from the trust that are between 90 and 119 days delinquent. In accordance with SFAS No. 140, we are required to record the loans that meet this definition and a corresponding liability to the trust on our balance sheet at fair value. As of September 30, 2004 and December 31, 2003, our liability related to this provision was $19.2 million and $14.5 million, respectively. This liability should generally increase as we continue to securitize the loans we originate. Our accrued payroll increased from $18.1 million at December 31, 2003 to $31.6 million at September 30, 2004. The increase in accrued payroll is due to our change from a semi-monthly payroll to a bi-weekly payroll.

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

The increase in our stockholders’ equity as of September 30, 2004 compared to December 31, 2003 is a result of the following increases and decreases.

Stockholders’ equity increased by:

•	$90.9 million increase due to net income recognized for the nine months ended September 30, 2004

•	$72.1 million increase due to issuance of preferred stock

•	$31.6 million increase due to issuance of common stock

•	$2.9 million increase due to net settlements on cash flow hedges reclassified to earnings

•	$3.2 million increase due to compensation recognized under stock option plan

•	$1.7 million increase due to exercise of stock options, and

•	$0.1 increase due to forgiveness of founders’ notes receivable.

Stockholders’ equity decreased by:

•	$103.2 million decrease due to dividends accrued or paid on common stock

•	$18.3 million decrease due to decrease in unrealized gains on mortgage securities classified as available-for-sale

•	$4.6 million decrease due to dividends accrued or paid on preferred stock, and

•	$0.5 million decrease due to increase in unrealized losses on derivative instruments used in cash flow hedges.

Results of Operations

During the nine and three months ended September 30, 2004, we earned net income of $90.9 million and $24.4 million, or $3.40 and $0.89 per diluted share, respectively, compared with net income of $76.8 million and $25.1 million, or $3.43 and $1.09 per diluted share for the same period of 2003.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fees from borrowers and gains on sales and securitizations of mortgage loans. Earnings increased during 2004 as compared to 2003 due primarily to higher volumes of average mortgage securities held and mortgage loan originations securitized. The effects of the higher mortgage security volume is displayed in Table 6. Details regarding higher mortgage loan origination volumes and gains on securitization of these assets are shown in Tables 1, 8 and 9.

Net Interest Income

Our securities primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into securitization trusts to help reduce this interest rate risk and to decrease the volatility of future cash flows related to the securitized mortgage loans. As a result, future interest income on our mortgage securities is expected to be less volatile. The spreads on our newer mortgage securities have returned to expected or normal levels as a result of this interest rate risk management strategy and also as a result of the coupon on the mortgage loans adjusting downward. Since we did not transfer interest rate agreements into the trusts prior to 2002, our older securities continue to experience high yields as a result of the dramatic decrease in one-month LIBOR in 2002 and the first half of 2003. However, the increase in one-month LIBOR in 2004 has caused our overall securities yields to decrease from the yields we experienced in 2003.

While the spreads on our securities have decreased, the overall interest income continues to be high due to the sizeable increase in our mortgage securities retained. Based on these factors, as shown in Table 6, we experienced a decrease in the average net yield on our securities from 31.4% and 30.1% for the nine and three months ended September 30, 2003, respectively, compared to 27.9% and 25.7% for the same period of 2004.

The overall dollar volume of interest income has increased primarily because the size of our mortgage securities portfolio has increased significantly during the past year. As shown in Tables 6 and 7, the average value of our mortgage securities increased from $264.9 million and $319.3 million during the nine and three months ended September 30, 2003, respectively to $409.5 million and $425.8 million during the same period of 2004. The average balance of mortgage loans collateralizing our securities increased from $3.7 billion and $4.8 billion during the nine and three months ended September 30, 2003 to $7.8 billion and $8.7 billion during the nine and three months ended September 30, 2004. We expect to increase the amount of mortgage securities we own as we securitize the mortgage loans we originate.

As previously discussed, the trust that issues our interest-only securities owns interest rate agreements. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change.

Net interest income on mortgage loans represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. Net interest income on mortgage loans before other expense increased from $31.4 million and $9.4 million for the nine and three months ended September 30, 2003 to $42.5 million and $18.1 million for the same period of 2004. The net interest income from mortgage loans is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse.

Future net interest income will be dependent upon the size and volume of our mortgage securities and loan portfolios and economic conditions.

Table 6 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the nine and three months ended September 30, 2004 and 2003.

Table 6 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Average fair market value of mortgage securities	$409,457	$264,880	$425,769	$319,282
Average borrowings	323,741	204,934	351,780	248,838

Interest income	$97,220	$68,286	$31,887	$26,611
Interest expense	11,686	5,942	4,500	2,575

Net interest income	$85,534	$62,344	$27,387	$24,036

Yields:
Interest income	31.7%	34.4%	29.9%	33.3%
Interest expense	4.8	3.9	5.1	4.1

Net interest spread	26.9%	30.5%	24.8%	29.2%

Net Yield	27.9%	31.4%	25.7%	30.1%

Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 7 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

The net interest income for mortgage securities, mortgage loans held-for-sale and mortgage loans held-in-portfolio reflect the income after interest expense, hedging, prepayment penalty income and credit expense (mortgage insurance and provision to loss reserve). Table 7 shows the net yield in both assets under management and the return on assets during the nine and three months ended September 30, 2004 and 2003.

Table 7 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

For the Nine Months Ended:	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
September 30, 2004
Interest income	$97,220	$61,288	$5,316	$163,824
Interest expense:
Short-term borrowings (A)	3,285	20,223	—	23,508
Asset-backed bonds	8,401	—	1,041	9,442
Cash flow hedging net settlements	—	1,292	1,558	2,850

Total interest expense	11,686	21,515	2,599	35,800

Mortgage portfolio net interest income before other expense	85,534	39,773	2,717	128,024
Other expense (B)	—	(18,977)	(1,261)	(20,238)

Mortgage portfolio net interest income	$85,534	$20,796	$1,456	$107,786

Average balance of the underlying loans	$7,763,688	$1,090,414	$75,849	$8,929,951
Net interest yield on assets	1.47%	2.54%	2.56%	1.61%

September 30, 2003
Interest income	$68,286	$47,172	$8,644	$124,102
Interest expense:
Short-term borrowings (A)	2,163	15,524	—	17,687
Asset-backed bonds	3,779	—	1,848	5,627
Cash flow hedging net settlements	—	2,124	4,961	7,085

Total interest expense	5,942	17,648	6,809	30,399

Mortgage portfolio net interest income before other expense	62,344	29,524	1,835	93,703
Other expense (B)	—	(7,391)	363	(7,028)

Mortgage portfolio net interest income	$62,344	$22,133	$2,198	$86,675

Average balance of the underlying loans	$3,717,057	$825,177	$123,245	$4,665,479
Net interest yield on assets	2.24%	3.58%	2.38%	2.48%

For the Three Months Ended:	Mortgage Securities	Mortgage Loans Held-for- Sale	Mortgage Loans Held-in- Portfolio	Total
September 30, 2004
Interest income	$31,887	$26,378	$1,524	$59,789
Interest expense:
Short-term borrowings (A)	942	9,231	—	10,173
Asset-backed bonds	3,558	—	350	3,908
Cash flow hedging net settlements	—	269	—	269

Total interest expense	4,500	9,500	350	14,350

Mortgage portfolio net interest income before other expense	27,387	16,878	1,174	45,439
Other expense (B)	—	(7,517)	(308)	(7,825)

Mortgage portfolio net interest income	$27,387	$9,361	$866	$37,614

Average balance of the underlying loans	$8,690,208	$1,430,323	$67,008	$10,187,539
Net interest yield on assets	1.26%	2.62%	5.17%	1.48%

September 30, 2003
Interest income	$26,611	$14,551	$2,628	$43,790
Interest expense:
Short-term borrowings (A)	793	5,002	—	5,795
Asset-backed bonds	1,782	—	477	2,259
Cash flow hedging net settlements	—	747	1,520	2,267

Total interest expense	2,575	5,749	1,997	10,321

Mortgage portfolio net interest income before other expense	24,036	8,802	631	33,469
Other expense (B)	—	(2,496)	534	(1,962)

Mortgage portfolio net interest income	$24,036	$6,306	$1,165	$31,507

Average balance of the underlying loans	$4,751,484	$770,687	$109,118	$5,631,289
Net interest yield on assets	2.02%	3.27%	4.27%	2.24%

(A)	Primarily includes mortgage loan and securities repurchase agreements.
(B)	Other expense includes prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses of $19.4 million and $6.6 million related to the net settlements of our interest rate agreements for the nine and three months ended September 30, 2004, respectively, compared with $12.5 million and $4.3 million for the same period of 2003. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

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

We use several techniques to mitigate credit losses including pre-funding audits by quality control personnel and in-depth appraisal reviews. Another loss mitigation technique allows a borrower to sell their property for less than the outstanding loan balance prior to foreclosure in transactions known as short sales, when it is believed that the resulting loss is less than what would be realized through foreclosure. Loans are charged-off in full when the cost of pursuing foreclosure and liquidation exceed recorded balances. While short sales have served to reduce the overall severity of losses incurred, they also accelerate the timing of losses. As discussed further under the caption “Premiums for Mortgage Loan Insurance”, lender paid mortgage insurance is also used as a means of managing credit risk exposure. Generally, the exposure to credit loss on insured loans is considered minimal.

During the nine and three months ended September 30, 2004 we recognized net credit losses of $843,000 and $182,000, respectively, compared with net credit recoveries of $1.1 million and $0.9 million for the same period of 2003. We incurred net charge-offs of $1.4 million and $363,000 for the nine and three months ended September 30, 2004, respectively, compared with $478,000 and $149,000 for the same period of 2003.

Fee Income

Fee income in 2004 primarily consists of broker fees and service fee income. During 2003, affiliated branch management fees were also a component of fee income. Due to the elimination of the LLC’s and their subsequent inclusion in the condensed consolidated financial statements, branch management fees are eliminated in consolidation in 2004.

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

Affiliated branch management fees, a source of fee income in 2003, were charged to affiliated mortgage brokers to manage their administrative operations, which included providing accounting, payroll, human resources, loan investor management and license management services. The amount of the fees was agreed upon when entering a contractual agreement with affiliated mortgage brokers and were recognized as services were rendered. Affiliated branch management fees were $9.5 million and $3.9 million for the nine and three months ended September 30, 2003.

Overall, fee income increased from $52.7 million and $18.5 million for the nine and three months ended September 30, 2003 to $100.3 million and $34.3 million for the same period of 2004 due primarily to the termination of the LLC’s and the inclusion of those branches in our consolidated financial statements. This had a significant impact on fee income due to the volume of broker fee income that these branches generate. For comparative purposes, if the LLC’s had been operating units during 2003 fee income would have been $88.8 million and $34.0 million for the nine and three months ended September 30, 2003, respectively.

Additionally, fee income increased due to the increase in our servicing portfolio from $6.2 billion as of September 30, 2003 to $11.1 billion as of September 30, 2004.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the nine months ended September 30, 2004 and 2003. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 9 provides a summary of mortgage loans sold outright and transferred in securitizations.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. We recognized losses of $17.8 million and $19.5 million during the nine and three months ended September 30, 2004, respectively, compared with $32.3 million and $8.1 million for the same period of 2003, reflective of the corresponding decrease in fair value of these non-hedge derivative instruments.

Table 8 provides the components of our gains on sales of mortgage assets and losses on derivative instruments.

Table 8 — Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

(in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Gains on sales of mortgage loans transferred in securitizations	$122,531	$99,198	$46,551	$32,853
Gains on sales of mortgage loans to third parties – nonconforming	—	3,404	—	428
Gains on sales of mortgage loans to third parties – conforming	1,133	6,743	282	1,591
Losses on sales of real estate owned	(295)	(1,683)	(418)	(684)

Gains on sales of mortgage assets	123,369	107,662	46,415	34,188
Losses on derivatives	(17,819)	(32,330)	(19,536)	(8,144)

Net gains on sales of mortgage assets and derivative instruments	$105,550	$75,332	$26,879	$26,044

Table 9 — Mortgage Loan Sales and Securitizations

(dollars in thousands)

	Outright Mortgage Loan Sales (A)
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain Recognized	Weighted Average Price To Par
2004:
There were no outright mortgage loan sales in 2004.

2003:
Fourth quarter	$—	—%	$—	—
Third quarter	27,085	2.1	428	102.7
Second quarter	12,057	0.9	101	105.3
First quarter	112,068	9.4	2,875	104.3

Total	$151,210	2.8%	$3,404	104.1

	Mortgage Loans Transferred in Securitizations
					Weighted Average Assumptions Underlying Initial Value of Mortgage Securities
For the Year Ended December 31,	Principal Amount	Percent of Total Sales	Net Gain Recognized	Initial Value of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2004:
Third quarter	$2,759,716	100.0%	$46,551	$129,748	33	21%	4.61%
Second quarter	1,367,430	100.0	24,888	77,695	32	23	5.42
First quarter	1,702,658	100.0	51,092	85,270	32	20	5.69

Total	$5,829,804	100.0%	$122,531	$292,713	33	21%	5.12%

2003:
Fourth quarter	$1,668,780	100.0%	$37,104	$86,166	28	20%	4.45%
Third quarter	1,251,016	97.9	32,853	70,793	23	22	3.33
Second quarter	1,314,733	99.1	41,389	73,053	26	26	2.81
First quarter	1,084,906	90.6	24,956	69,740	28	20	3.30

Total	$5,319,435	97.2%	$136,302	$299,752	26	22%	3.55%

(A)	Does not include conforming loan sales.

Premiums for Mortgage Loan Insurance

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $2.9 million and $1.3 million for the nine and three months ended September 30, 2004, respectively, compared with $2.7 million and $0.7 million for the same period of 2003. We received mortgage insurance proceeds on claims filed of $2.1 million and $0.5 million during the nine and three months ended September 30, 2004, respectively, compared with $1.4 million and $0.5 million for the same period of 2003.

Some of the mortgage loans that serve as collateral for our mortgage securities carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities consider this risk. The percentage of loans with mortgage insurance has decreased in 2004 and 2003 and generally should be lower than 50% in the future. For the 2004-1, 2004-2 and 2004-3 securitizations, the mortgage loans that were transferred into the trusts had mortgage insurance coverage at the time of transfer of 26%, 38% and 35%, respectively. We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage to the extent we deem it is warranted.

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

The increase in general and administrative expenses from $130.3 million and $47.4 million during the nine and three months ended September 30, 2003 to $225.1 million and $79.7 million for the same period in 2004 is primarily attributable to the termination of the LLC’s and the inclusion of those branches in our condensed consolidated financial statements. Our new retail lines of business, growth in our wholesale business and our expanding servicing operations also contributed to the increase in general and administrative expenses. We employed 1,653 people as of September 30, 2004 compared with 1,351 as of September 30, 2003 in our mortgage portfolio management and mortgage lending and loan servicing operations.

Note 12 to the condensed consolidated financial statements presents a condensed income statement for our three segments, detailing our expenses by segment. For comparative purposes, Table 10 presents the general and administrative expenses assuming the LLC’s had been included in our condensed consolidated financial statements during 2003.

Table 10 — General and Administrative Expenses

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
		Pro Forma		Pro Forma
Compensation and benefits	$116,164	$90,284	$40,524	$34,385
Marketing	38,723	38,360	13,294	14,712
Office administration	30,992	20,620	10,773	7,907
Loan expense	15,689	15,911	5,415	5,733
Professional and outside services	10,946	4,840	4,911	1,855
Other	12,602	7,593	4,816	2,363

Total general and administrative expenses	$225,116	$177,608	$79,733	$66,955

Employees	4,042	3,080	4,042	3,080

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

Table 11 — Wholesale Loan Costs of Production, as a Percent of Principal

	Gross Loan Production	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2004:
Third quarter	1.68	0.73	2.41
Second quarter	1.71	0.72	2.43
First quarter	1.84	0.82	2.66

2003:
Fourth quarter	1.66	0.77	2.43
Third quarter	1.59	0.61	2.20
Second quarter	1.71	0.72	2.43
First quarter.	1.85	0.75	2.60

Mortgage Loan Servicing

Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Nonconforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our annualized costs of servicing per unit decreased from $282 and $308 for the nine and three months ended September 30, 2003 to $267 and $289 for the nine and three months ended September 30, 2004.

Table 12 — Summary of Servicing Operations

(dollars in thousands, except per loan cost and number of loans)

	2004
	September 30 Amount	Per Unit	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$11,073,505		$9,604,342		$8,428,852

Number of loans	80,324		70,942		62,600

Servicing income, before amortization of mortgage servicing rights	$8,846	$441	$8,277	$467	$7,985	$510
Costs of servicing	(5,810)	(289)	(5,160)	(291)	(5,107)	(326)

Net servicing income, before amortization of mortgage servicing rights	3,036	152	3,117	176	2,878	184
Amortization of mortgage servicing rights	(4,476)	(223)	(3,854)	(217)	(3,283)	(210)

Net servicing loss	$(1,440)	$(71)	$(737)	$(41)	$(405)	$(26)

	2003
	December 31 Amount	Per Unit	September 30 Amount	Per Unit	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$7,206,113		$6,161,345		$5,145,005		$4,212,986

Number of loans	54,196		46,692		39,452		32,835

Servicing income, before amortization of mortgage servicing rights	$6,359	$469	$5,265	$451	$4,600	$466	$4,262	$519
Costs of servicing	(4,384)	(323)	(3,591)	(308)	(3,108)	(315)	(3,178)	(387)

Net servicing income, before amortization of mortgage servicing rights	1,975	146	1,674	143	1,492	151	1,084	132
Amortization of mortgage servicing rights	(2,790)	(206)	(2,554)	(219)	(1,925)	(195)	(1,726)	(210)

Net servicing loss	$(815)	$(60)	$(880)	$(76)	$(433)	$(44)	$(642)	$(78)

Income Taxes

Since our inception, NFI has elected to be treated as a REIT for income tax purposes. As a REIT, NFI is not required to pay any corporate level income taxes as long as we distribute 100 percent of our taxable income in the form of dividend distributions to our shareholders. To maintain our REIT status, NFI must meet certain requirements prescribed by the Internal Revenue Code. We intend to operate NFI in a manner that allows us to meet these requirements.

Below is a summary of the taxable net income available to common shareholders for the nine and three months ended September 30, 2004 and 2003.

Table 13 — Taxable Net Income

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003 (A) (B)	2004	2003 (A) (B)
Consolidated net income	$90,939	$76,788	$24,388	$25,108
Equity in net income of NFI Holding Corp.	(4,701)	(16,639)	2,633	(6,575)
Consolidation eliminations between the REIT and TRS	1,954	3,221	1,954	3,221

REIT net income	88,192	63,370	28,975	21,754
Adjustments to net income to compute taxable income	81,544	38,021	40,555	13,133

Taxable income before preferred dividends	169,736	101,391	69,530	34,887
Preferred dividends	(4,601)	—	(1,663)	—

Estimated taxable income available to common shareholders	$165,135	$101,391	$67,867	$34,887

Estimated taxable income per common shareholder	$6.63	$4.44	$2.67	$1.53

(A)	The estimated taxable income in 2003 has been adjusted for our adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” discussed in Note 3.
(B)	During the third quarter of 2004, NovaStar Financial filed its required federal REIT income tax return for the tax year ended December 31, 2003. The actual amount of 2003 REIT federal taxable income, before the deduction for dividends paid, was $137.9 million. This differs from the estimated amount provided in the 2003 annual report on Form 10-K of $136.5 million for the year ended December 31, 2003.

To maintain its qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI intends to declare dividends equal to 100 percent of our taxable income for 2004 by the required distribution date. Accordingly, we have not accrued any corporate income tax for NFI for the nine or three months ended September 30, 2004.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the nine and three months ended September 30, 2004, we have provided for excise tax of $1.6 million and $0.5 million, respectively. Excise taxes are reflected as a component of general and administrative expenses on our Condensed Consolidated Statements of Income. As of September 30, 2004, and December 31, 2003, accrued excise tax payable was $1.3 million and $0.2 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our Condensed Consolidated Balance Sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and file a consolidated federal income tax return. The TRS reported net income (loss) from continuing operations before income taxes of $14.0 million and $(2.9) million for the nine and three months ended September 30, 2004, respectively, compared with $30.8 million and $12.4 million for the same period of 2003. As shown in our statement of income, this resulted in an income tax expense (benefit) of $7.3 million and $(1.4) million for the nine and three months ended September 30, 2004, respectively, compared with $14.2 million and $5.8 million for the same period of 2003. Additionally, the TRS reported a net loss from discontinued operations before income taxes of $(4.4) million and $(2.2) million for the nine and three months ended September 30, 2004, respectively. This resulted in an income tax benefit of $2.3 million and $1.1 million for the nine and three months ended September 30, 2004, respectively.

Discontinued Operations

During 2004, we changed policies governing our broker branches. As the demand for conforming loans has declined significantly during 2004, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with us. We also terminated branches for non-compliance with policy or when loan production results were substandard. In these terminations, the branch and all operations are eliminated. The operating results for these discontinued operations have been segregated from our on-going operating results. Note 10 to our condensed consolidated financial statements provides details regarding the impact of the discontinued operations.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 5, we have $190.9 million in immediately available funds.

Mortgage lending requires significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal - must come from cash on hand.

Loans financed with warehouse and repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have been consistent over the past three years. However, there is no certainty that the prices will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our “recourse” loans (classified as held-for-sale) as of September 30, 2004 would need to decline by approximately 19% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

We have no recourse for loans financed with asset-backed bonds and, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of September 30, 2004, we have approximately $12.3 million on deposit. Further declining interest rates would subject us to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. While short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flows on loans and securities.

Loans we originate can be sold to a third party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of the loan production infrastructure.

Cash activity during the nine and three months ended September 30, 2004 and 2003 is presented in the condensed consolidated statements of cash flows.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At September 30, 2004 and December 31, 2003, we had commitments to fund mortgage loans with agreed-upon rates of approximately $457 million and $228 million, respectively. We had outstanding commitments to purchase loans of $83 million and no commitments to sell loans to third parties at September 30, 2004. As of December 31, 2003, we had outstanding commitments to purchase loans of $60 million and no commitments to sell loans to third parties. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations

We have entered into certain long-term agreements, which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of September 30, 2004.

Table 14 — Contractual Obligations

(in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings(B)	$1,146,741	$1,146,741	—	—	—
Long-term debt (A)(B)	$267,443	$227,272	$23,816	$12,137	$4,218
Mortgage loan purchase commitments	$83,436	$83,436	—	—	—
Operating leases	$32,790	$6,579	$10,957	$10,117	$5,137
Premiums due to counterparties related to interest rate cap agreements	$2,279	$1,508	$771	—	—

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments.

(B)	Due to the variable-rate nature of our short-term and long-term debt and the uncertainty as to interest rate movements, we have not included our expected interest obligations.

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

Impact of Recently Issued Accounting Pronouncements

Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 describes certain recently issued accounting pronouncements. Also, refer to Note 2 of the condensed consolidated financial statements contained in this document for additional discussion. Management believes the implementation of these pronouncements and others that have gone into effect since the date of these reports will not have a material impact on the condensed consolidated financial statements.

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

Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 2004, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 15 - Interest Rate Sensitivity - Income

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of September 30, 2004:
Change in net interest income	N/A	$7,525	$(6,619)	$(15,897)

Percent change in net interest income from base	N/A	2.3%	(2.0)%	(4.8)%

Percent change of capital (B)	N/A	2.0%	(1.8)%	(4.2)%

As of December 31, 2003:
Change in net interest income	N/A	$15,546	$(11,393)	$(20,777)

Percent change in net interest income from base	N/A	5.6%	(4.1)%	(7.5)%

Percent change of capital (B)	N/A	5.2%	(3.8)%	(6.9)%

(A)	Net interest income (income from assets less expense from liabilities and expense from interest rate agreements) in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated spread income as a percent of total stockholders’ equity as of September 30, 2004 and December 31, 2003.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

Table 16 - Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200) (C)	(100)	100	200
As of September 30, 2004:
Change in market values of:
Assets	N/A	$51,081	$(50,848)	$(105,776)
Interest rate agreements	N/A	(32,279)	33,373	66,216

Cumulative change in market value	N/A	$18,802	$(17,475)	$(39,560)

Percent change of market value portfolio equity (B)	N/A	4.0%	(3.8)%	(8.5)%

As of December 31, 2003:
Change in market values of:
Assets	N/A	$34,499	$(65,216)	$(144,343)
Interest rate agreements	N/A	(31,250)	34,073	69,497

Cumulative change in market value	N/A	$3,249	$(31,143)	$(74,846)

Percent change of market value portfolio equity (B)	N/A	1.0%	(9.1)%	(21.9)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2004 and December 31, 2003.
(C)	A decrease in interest rates by 200 basis points (2%) would imply rates on liabilities at or below zero.

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

Interest rate cap agreements are legal contracts between us and a third party firm or “counterparty”. The counterparty agrees to make payments to us in the future should the one-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly premium payments or have chosen to pay the premiums at the beginning to the counterparties under contract. Each contract has either a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Payments on an annualized basis equal the contractual notional face amount times the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

The following table summarizes the key contractual terms associated with our interest rate risk management contracts. Substantially all of the pay-fixed swaps and interest rate caps are indexed to one-month LIBOR.

We have determined the following estimated net fair value amounts by using available market information and appropriate valuation methodologies as of September 30, 2004.

Table 17—Interest Rate Risk Management Contracts

(dollars in thousands)

	Maturity Range
	Net Fair Value	Total Notional Amount	2004		2005	2006	2007
Pay-fixed swaps:
Contractual maturity	$468	$1,515,000	$—		$285,000	$980,000	$250,000
Weighted average pay rate		2.9%	—		2.4%	2.9%	3.3%
Weighted average receive rate		1.8%	(A	)	(A )	(A )	(A	)

Interest rate caps:
Contractual maturity	$5,300	$751,910	$101,910		$450,000	$200,000	$—
Weighted average strike rate		1.7%	1.8%		1.6%	2.0%	—

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in NovaStar Financial’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, NovaStar Financial’s internal control over financial reporting.

Evaluation of Internal Controls. The Company is currently undertaking an analysis and documentation of its internal control framework over financial reporting, which is required by Section 404 of the Sarbanes Oxley Act of 2002. In the course of this review, the Company has identified deficiencies in segregation of duties and information system controls. In aggregate or isolation, these deficiencies do not materially impact the accuracy or quality of the Company’s financial statements. Remediation plans are in place to address these deficiencies prior to December 31, 2004. The Company expects to complete its internal control review and remediation process prior to December 31, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of its business, the Company is subject to various legal proceedings and claims. The resolution of these legal proceedings and claims, in the opinion of management, will not have a material adverse effect on the Company’s financial condition or results of operations. Since April 2004, a number of substantially similar class action lawsuits and three derivative lawsuits (now consolidated into a single case) have been filed in the United States District Court in Kansas City and in Missouri and Maryland state courts against the Company and/or several of its executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in the Company’s public disclosures. The Company believes that these claims are without merit and intends to vigorously defend against them. In addition, the Company in April 2004 received notice of an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company is cooperating fully with the Commission’s inquiry.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2004 – July 31, 2004	—	—	—	$1,020,082
August 1, 2004 – August 31, 2004	—	—	—	$1,020,082
September 1, 2004 – September 30, 2004	—	—	—	$1,020,082

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Listing

Exhibit No.	Description of Document
3.1*	Articles of Amendment and Restatement of the Registrant

3.3*	Bylaws of the Registrant

3.3a***	Amendment to Bylaws of the Registrant, adopted February 2, 2000

3.4**	Articles Supplementary of the Registrant, adopted January 15, 2004

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29 1997, as amended.
**	Incorporated by reference to the correspondingly numbered exhibit to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
***	Incorporated by reference to the correspondingly numbered exhibit to Annual Report on Form 10-K filed by the Registrant with the SEC on March 20, 2000.

(b)	NovaStar Financial filed the following Form 8-K’s during the three months ended September 30, 2004.

1.	Press Release, dated July 19, 2004 “NovaStar Financial Appoints Greg Metz as Senior Vice President and Chief Financial Officer”. Current report on Form 8-K was filed on July 20, 2004.

2.	Press Release, dated July 29, 2004 “NovaStar Financial Reports Second-Quarter Earnings Up 18% as Record $2 Billion in Loan Production Fuels Mortgage Loan Portfolio Growth”. Current report on Form 8-K was filed on July 29, 2004.

3.	Press Release, dated September 13,2004 “NovaStar Closes $2.2 billion Asset Backed Securitization”. Current report on Form 8-K was filed on September 13, 2004.

4.	Monthly Loan Origination Data from January 2004 to August 2004. Current report on Form 8-K was filed on September 14, 2004.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 4, 2004	/s/ Scott F. Hartman
Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer

DATE: November 4, 2004	/s/ Gregory S. Metz
Gregory S. Metz
Chief Financial Officer