Form 10-Q
period 2005-03-31
NOVASTAR FINANCIAL INC
filed 2005-05-05
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares of the Registrant’s Common Stock outstanding on May 3, 2005 was 27,926,011.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$237,910	$268,563
Mortgage loans – held-for-sale	585,021	747,594
Mortgage loans – held-in-portfolio	54,285	59,527
Mortgage securities – available-for-sale	530,578	489,175
Mortgage securities – trading	—	143,153
Mortgage servicing rights	47,712	42,010
Derivative instruments, net	22,595	18,841
Servicing related advances	19,594	20,190
Property and equipment, net	15,900	15,476
Other assets	54,487	56,782

Total assets	$1,568,082	$1,861,311

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$561,596	$720,791
Short-term borrowings secured by mortgage securities	100,007	184,737
Asset-backed bonds secured by mortgage loans	48,695	53,453
Asset-backed bonds secured by mortgage securities	242,388	336,441
Junior subordinated debentures	48,428	—
Dividends payable	40,720	73,431
Due to securitizations trusts	20,102	20,930
Accounts payable and other liabilities	47,524	45,184

Total liabilities	1,109,460	1,434,967
Commitments and contingencies (Note 7)
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares authorized, issued and outstanding	30	30
Common stock, 27,897,946 and 27,709,984 shares authorized, issued and outstanding, respectively	279	277
Additional paid-in capital	439,308	433,107
Accumulated deficit	(91,451)	(85,354)
Accumulated other comprehensive income	111,257	79,120
Other	(801)	(836)

Total stockholders’ equity	458,622	426,344

Total liabilities and stockholders’ equity	$1,568,082	$1,861,311

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2005	2004
Interest income:
Mortgage securities	$40,463	$33,196
Mortgage loans held-for-sale	20,279	15,116
Mortgage loans held-in-portfolio	1,313	2,047

Total interest income	62,055	50,359
Interest expense:
Short-term borrowings secured by mortgage loans	10,263	4,755
Short-term borrowings secured by mortgage securities	800	1,192
Asset-backed bonds secured by mortgage loans	417	364
Asset-backed bonds secured by mortgage securities	4,807	2,348
Net settlements of derivative instruments used in cash flow hedges	180	2,062
Junior subordinated debentures	140	—

Total interest expense	16,607	10,721

Net interest income before provision for credit losses	45,448	39,638
Provision for credit losses	(619)	(146)

Net interest income	44,829	39,492
Fee income	18,583	17,987
Gains on sales of mortgage assets	18,246	51,780
Gains (losses) on derivative instruments	14,601	(25,398)
Premiums for mortgage loan insurance	(942)	(626)
Impairment on mortgage securities – available-for-sale	(1,612)	—
Other income, net	3,587	1,108
General and administrative expenses:
Compensation and benefits	33,427	26,675
Office administration	8,890	7,163
Marketing	5,088	7,398
Professional and outside services	4,379	2,356
Loan expense	3,692	2,610
Other	4,810	3,972

Total general and administrative expenses	60,286	50,174

Income from continuing operations before income tax expense	37,006	34,169
Income tax expense	819	1,523

Income from continuing operations	36,187	32,646
Loss from discontinued operations, net of income tax	(984)	(1,721)

Net income	35,203	30,925
Dividends on preferred shares	(1,663)	(1,275)

Net income available to common shareholders	$33,540	$29,650

Continued

	For the Three Months Ended March 31,
	2005	2004
Basic earnings per share:
Income from continuing operations available to common shareholders	$1.24	$1.27
Loss from discontinued operations, net of income tax	(0.03)	(0.07)

Net income available to common shareholders	$1.21	$1.20

Diluted earnings per share:
Income from continuing operations available to common shareholders	$1.23	$1.24
Loss from discontinued operations, net of income tax	(0.04)	(0.07)

Net income available to common shareholders	$1.19	$1.17

Weighted average basic shares outstanding	27,766	24,655

Weighted average diluted shares outstanding	28,111	25,274

Dividends declared per common share	$1.40	$1.35

See notes to condensed consolidated financial statements.

Concluded

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Stockholders’ Equity
Balance, January 1, 2005	$30	$277	$433,107	$(85,354)	$79,120	$(836)	$426,344

Forgiveness of founders’ notes receivable	—	—	—	—	—	35	35

Issuance of common stock, 116,735 shares	—	1	4,632	—	—	—	4,633

Issuance of stock under stock compensation plans, 71,227 shares	—	1	533	—	—	—	534
Compensation recognized under stock compensation plans	—	—	458	—	—	—	458
Dividend equivalent rights (DERs) on vested options	—	—	581	(581)	—	—	—
Dividends on common stock ($1.40 per share)	—	—	—	(39,056)	—	—	(39,056)
Dividends on preferred stock ($0.56 per share)	—	—	—	(1,663)	—	—	(1,663)
Tax benefit derived from stock compensation plans	—	—	(3)	—	—	—	(3)

Comprehensive income:
Net income				35,203	—		35,203

Other comprehensive income				—	32,137		32,137

Total comprehensive income							67,340

Balance, March 31, 2005	$30	$279	$439,308	$(91,451)	$111,257	$(801)	$458,622

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$36,187	$32,646
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Amortization of mortgage servicing rights	5,746	3,283
Impairment on mortgage securities – available-for-sale	1,612	—
(Gains) losses on derivative instruments	(14,601)	25,398
Depreciation expense	1,808	1,325
Amortization of deferred debt issuance costs	1,622	873
Compensation recognized under stock compensation plans	458	414
Provision for credit losses	619	146
Amortization of premiums on mortgage loans	85	214
Forgiveness of founders’ promissory notes	35	35
Accretion of available-for-sale securities	(36,761)	(22,843)
Originations and purchases of mortgage loans held-for-sale	(1,975,147)	(1,830,844)
Repayments of mortgage loans held-for-sale	1,174	2,477
Proceeds from sale of mortgage loans held-for-sale to third parties	12,057	17,782
Proceeds from sale of mortgage loans held-for-sale in securitizations	2,066,840	1,680,565
Gains on sales of mortgage assets	(18,246)	(51,780)
Repayments of mortgage securities - trading	143,153	—
Changes in:
Servicing related advances	563	107
Derivative instruments, net	1,754	(1,478)
Other assets	(9,537)	(5,363)
Accounts payable and other liabilities	(439)	(13,020)

Net cash provided by (used in) operating activities from continuing operations	218,982	(160,063)
Net cash used in operating activities from discontinued operations	(1,561)	(218)

Net cash provided by (used in) operating activities	217,421	(160,281)
Cash flows from investing activities:
Proceeds from paydowns on available-for-sale securities	113,782	61,507
Mortgage loan repayments—held-in-portfolio	4,127	9,442
Proceeds from sales of assets acquired through foreclosure	709	1,476
Purchases of property and equipment	(2,232)	(767)

Net cash provided by investing activities	116,386	71,658
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	—	154,025
Payments on asset-backed bonds	(100,433)	(47,560)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	216	83,224
Tax benefit derived from stock compensation plans	(3)	—
Change in short-term borrowings	(243,925)	9,434
Issuance of junior subordinated debentures	48,428	—
Dividends paid on capital stock	(68,743)	(30,819)

Net cash (used in) provided by financing activities	(364,460)	168,304

Net (decrease) increase in cash and cash equivalents	(30,653)	79,681
Cash and cash equivalents, beginning of period	268,563	118,180

Cash and cash equivalents, end of period	$237,910	$197,861

Continued

	For the Three Months Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,289	$10,290

Cash paid for income taxes	$48	$5,897

Cash received on mortgage securities – available-for-sale with no cost basis	$3,812	$10,352

Non-cash operating, investing and financing activities:
Cost basis of securities retained in securitizations	$88,433	$82,785

Retention of mortgage servicing rights	$11,448	$7,461

Change in loans under removal of accounts provision	$(828)	$(2,141)

Change in due to securitization trusts	$(828)	$(2,141)

Assets acquired through foreclosure	$666	$1,323

Dividends payable	$40,720	$33,480

Dividend reinvestment plan program	$4,689	$1,016

Restricted stock issued in satisfaction of prior year accrued bonus	$262	$1,816

See notes to condensed consolidated financial statements.

Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (Unaudited)

Note 1. Financial Statement Presentation

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

The Company’s condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2004.

The condensed consolidated financial statements of NovaStar Financial, Inc. (the “Company”) include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

Note 2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 and Emerging Issues Task Force of the FASB (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Entities no longer have the option to use the intrinsic value method of APB 25 that was provided in SFAS No. 123 as originally issued, which generally resulted in the recognition of no compensation cost. Under SFAS No. 123(R), the cost of employee services received in exchange for an equity award must be based on the grant-date fair value of the award. The cost of the awards under SFAS No. 123(R) will be recognized over the period an employee provides service, typically the vesting period. No compensation cost is recognized for equity instruments in which the requisite service is not provided. For employee awards that are treated as liabilities, initial cost of the awards will be measured at fair value. The fair value of the liability awards will be remeasured subsequently at each reporting date through the settlement date with changes in fair value during the period an employee provides service recognized as compensation cost over that period. Under SFAS No. 123(R), all companies must use the modified prospective approach to all equity awards granted, issued, modified or cash settled prior to the date of adoption. Under the modified prospective approach, compensation expense recognized from the point of adoption going forward is the same as if the fair value method as disclosed under the pro forma disclosure requirements of the original SFAS No. 123 had been applied from its effective date. Restatement of prior periods (interim or annual) is not required. However, companies may elect to restate prior periods to mirror compensation expense recognized under the pro forma disclosures of the original SFAS No. 123 using the modified retrospective approach. Under this approach, compensation expense can either be adjusted to 1) all prior periods presented with an adjustment to the beginning of the earliest period’s additional paid-in capital, deferred taxes and retained earnings for the remaining compensation expense that would have been recognized had the company applied the provisions of the original SFAS No. 123 since its effective date (annual periods beginning after December 15, 1994) or 2) only to interim prior periods of the initial adoption year with no adjustment to beginning of year additional paid-in capital, deferred taxes and retained earnings, if adoption does not coincide with the beginning of the company’s fiscal year. We plan to adopt this standard using the required modified prospective approach. This Statement was originally effective as of the first interim or annual reporting period that begins after June 15, 2005. In April of 2005, the SEC amended the compliance dates for SFAS No. 123(R). This Statement is now effective at the beginning of the next fiscal year that begins after June 15, 2005. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of this Statement is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In March 2005, SEC Staff Accounting Bulletin (SAB) No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between FASB No. 123 (revised 2004), Share-Based Payment and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of the original SFAS No. 123 during 2003. As such, the adoption of this release is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

On March 3, 2005, the FASB issued FASP Staff Position (FSP) FIN 46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. This FSP addresses whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. This FSP is applicable to both nonpublic and public reporting enterprises. It covers issues that commonly arise in leasing arrangements among related parties, as well as other types of arrangements involving both related and unrelated parties. Although implicit variable interests are mentioned in Interpretation 46(R), the term is not defined and only one example is provided. This FSP offers additional guidance, stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. As the Company has already adopted Interpretation 46(R), this FSP will be effective in the first reporting period beginning after March 3, 2005. Restatement to the date of initial application of Interpretation 46(R) is permitted but not required. The adoption of this FSP is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

Note 3. Loan Securitizations

On February 22, 2005, the Company executed a securitization transaction accounted for as a sale of loans (NMFT Series 2005-1). In this transaction, derivative instruments were transferred into the trust. These instruments serve to reduce interest rate risk to the bondholders. Details of this transaction are as follows (dollars in thousands):

		Allocated Value of Retained Interests
	Net Bond Proceeds	Mortgage Servicing Rights	Subordinated Bond Classes	Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
NMFT Series 2005-1	$2,066,840	$11,448	$88,433	$2,100,000	$13,669	$18,136

In the securitization, the Company retained interest-only, prepayment penalty and other subordinated interests in the underlying cash flows and servicing responsibilities. The value of the Company’s retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Note 4. Mortgage Securities – Available-for-Sale

Available-for-sale mortgage securities consisted of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the securitization trust issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value of the mortgage securities by discounting the expected future cash flow of the collateral and bonds. The average annualized yield on mortgage securities is the interest income for the period as a percentage of the average fair market value of the mortgage securities. The cost basis, unrealized gains, estimated fair value and average yield of mortgage securities as of March 31, 2005 and December 31, 2004 were as follows (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield
As of March 31, 2005	$419,321	$111,257	$530,578	31.7%
As of December 31, 2004	409,946	79,229	489,175	31.4

The following table is a rollforward of mortgage securities – available-for-sale from January 1, 2004 to March 31, 2005 (in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2004	$294,562	$87,725	$382,287

Increases (decreases) to mortgage securities:
New securities retained in securitizations	381,833	6,637	388,470
Accretion of income (A)	100,666	—	100,666
Proceeds from paydowns of securities (A) (B)	(351,213)	—	(351,213)
Impairment on mortgage securities - available-for-sale	(15,902)	—	(15,902)
Mark-to-market value adjustment	—	(15,133)	(15,133)

Net increase (decrease) to mortgage securities	115,384	(8,496)	106,888

As of December 31, 2004	409,946	79,229	489,175

Increases (decreases) to mortgage securities:
New securities retained in securitizations	88,433	798	89,231
Accretion of income (A)	36,761	—	36,761
Proceeds from paydowns of securities (A) (B)	(114,207)	—	(114,207)
Impairment on mortgage securities - available-for-sale	(1,612)	—	(1,612)
Mark-to-market value adjustment	—	31,230	31,230

Net increase to mortgage securities	9,375	32,028	41,403

As of March 31, 2005	$419,321	$111,257	$530,578

(A)	Cash received on mortgage securities with no cost basis was $3.8 million for the three months ended March 31, 2005 and $32.2 million for the year ended December 31, 2004.

(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts and included in other assets. As of March 31, 2005 and December 31, 2004, the Company had receivables from securitization trusts of $4.4 million and $4.1 million, respectively, related to mortgage securities with a remaining cost basis. Also, the Company had receivables from securitization trusts of $0.6 million and $0.7 million related to mortgage securities with a zero cost basis as of March 31, 2005 and December 31, 2004, respectively.

Note 5. Junior Subordinated Debentures

On March 15, 2005, the Company completed the issuance of $50.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, NovaStar Capital Trust I (NCTI), organized under Delaware law. The trust preferred securities require quarterly interest distributions. The interest rate is floating at the three-month LIBOR rate plus 3.5% and resets quarterly. The notes are redeemable, at the Company’s option, in whole or in part, anytime without penalty on or after March 15, 2010, but are mandatorily redeemable when they mature on March 15, 2035. If they are redeemed on or after March 15, 2010, but prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

NCTI was formed for the sole purpose of issuing these trust preferred securities. The proceeds from the issuance of the trust preferred securities and from the sale of 100% of the voting common stock of NCTI to the Company were loaned to the Company in exchange for junior subordinated debentures of $51.6 million, which are the sole assets of NCTI. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company. The Company also entered into a guarantee, which together with its obligations under the junior subordinated debentures, provides full and unconditional guarantees of the trust preferred securities. Following payment by the Company of offering costs, the Company’s net proceeds from the offering aggregated $48.4 million.

The assets and liabilities of NCTI are not consolidated into the condensed consolidated financial statements of the Company. Accordingly, the Company’s equity interest in NCTI is accounted for using the equity method. Interest on the junior subordinated debt is included in the Company’s condensed consolidated statements of income as interest expense—subordinated debt and the junior subordinated debentures are presented as a separate category on the condensed consolidated balance sheets.

Note 6. UBS Borrowings

In connection with the lending agreement with UBS Warburg Real Estate Securities, Inc. (“UBS”), NovaStar Mortgage SPV I (“NovaStar Trust”), a Delaware statutory trust, has been established by NovaStar Mortgage, Inc. (“NMI”) as a wholly-owned special-purpose warehouse finance subsidiary whose assets and liabilities are included in the Company’s condensed consolidated financial statements.

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

2)	the value of NMI’s net equity investment in NovaStar Trust.

As of March 31, 2005, NovaStar Trust had the following assets:

1)	whole loans: $341.4 million

2)	real estate owned properties: $0, and

3)	cash and cash equivalents: $0.8 million.

As of March 31, 2005, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $340.6 million, and

2)	$1.6 million in members’ equity investment.

Note 7. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At March 31, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $422.9 million, $3.5 million and $11.6 million, respectively. At December 31, 2004, the Company had outstanding commitments to originate loans of $361.2 million. The Company had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company sold no loans with recourse for borrower defaults during 2004 and none were sold during the first three months of 2005. The Company did not maintain a reserve related to these guarantees as of March 31, 2005 compared with a reserve of $45,000 as of December 31, 2004.

In the ordinary course of business, the Company sells loans with recourse where a defect occurred in the loan origination process and guarantees to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of March 31, 2005 and December 31, 2004, the Company had loans sold with recourse with an outstanding principal balance of $12.2 billion and $11.4 billion, respectively. Repurchases of loans where a defect has occurred have been insignificant.

Contingencies. The Company is currently party to various legal proceedings and claims. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

As of March 31, 2005, there have been no material changes to the legal proceedings disclosed in the Company’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2004.

Note 8. Issuance of Capital Stock

The Company sold 116,735 shares of its common stock during the three months ended March 31, 2005 under its Direct Purchase and Dividend Reinvestment Plan. Net proceeds of $4.8 million were raised under these sales of common stock.

During the three months ended March 31, 2005, 71,227 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.5 million were received under these issuances.

Note 9. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the three months ended March 31, 2005 and 2004 (in thousands).

	For the Three Months Ended March 31,
	2005	2004
Net income	$35,203	$30,925
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	30,416	(15,444)
Change in unrealized loss on derivative instruments used in cash flow hedges, net of related tax effects	—	(103)
Impairment on available-for-sale securities reclassified to earnings	1,612	—
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	109	1,798
Other amortization	—	(26)

Other comprehensive income (loss)	32,137	(13,775)

Total comprehensive income	$67,340	$17,150

Note 10. Branch Operations

As the demand for conforming loans declined significantly during 2004 and into 2005, many branches have not been able to generate sufficient mortgage loan volume to, in turn, produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with the Company. The Company has also terminated branches when loan production results were substandard. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The discontinued operations apply to the branch operations segment presented in Note 11. The operating results for these discontinued operations have been segregated from the on-going operating results of the Company. The operating results of all discontinued operations are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Fee income	$4,668	$27,411
General and administrative expenses	(6,268)	(30,209)

Loss before income tax benefit	(1,600)	(2,798)
Income tax benefit	616	1,077

Loss from discontinued operations	$(984)	$(1,721)

As of March 31, 2005, the Company has $1.2 million in cash, $0.1 million in receivables included in other assets and $1.3 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets. As of December 31, 2004, the Company had $1.8 million in cash, $1.1 million in receivables included in other assets and $2.9 million in payables included in accounts payable and other liabilities pertaining to discontinued operations.

Note 11. Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service the Company’s on and off-balance sheet loans. Branch operations include the collective income generated by the Company’s wholly-owned subsidiary, NovaStar Home Mortgage, Inc. (“NHMI”), brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in the branch operations segment. Branches that have terminated in 2004 and in the first quarter of 2005 have been segregated from the results of the ongoing operations of the Company for the three months ended March 31, 2005 and 2004. Following is a summary of the operating results of the Company’s primary operating units for the three months ended March 31, 2005 and 2004 (in thousands):

For the Three Months Ended March 31, 2005

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$41,776	$20,202	$79	$(2)	$62,055
Interest expense	6,024	12,311	40	(1,768)	16,607

Net interest income before provision for credit losses	35,752	7,891	39	1,766	45,448
Provision for credit losses	(619)	—	—	—	(619)
Fee income	—	8,643	18,913	(8,973)	18,583
Gains on sales of mortgage assets	114	13,746	—	4,386	18,246
Gains (losses) on derivative instruments	(52)	14,653	—	—	14,601
Impairment on mortgage securities – available-for-sale	(1,612)	—	—	—	(1,612)
Other income (expense)	5,252	(933)	16	(1,690)	2,645
General and administrative expenses	(3,173)	(41,325)	(19,886)	4,098	(60,286)

Income (loss) before income tax	35,662	2,675	(918)	(413)	37,006
Income tax expense (benefit)	—	1,033	(358)	144	819

Income (loss) from continuing operations	35,662	1,642	(560)	(557)	36,187
Loss from discontinued operations, net of income tax	—	—	(879)	(105)	(984)

Net income (loss)	$35,662	$1,642	$(1,439)	$(662)	$35,203

For the Three Months Ended March 31, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$35,243	$15,126	$—	$(10)	$50,359
Interest expense	5,246	7,711	19	(2,255)	10,721

Net interest income before provision for credit losses	29,997	7,415	(19)	2,245	39,638
Provision for credit losses	(146)	—	—	—	(146)
Fee income	—	7,771	19,116	(8,900)	17,987
Gains on sales of mortgage assets	385	46,932	—	4,463	51,780
Losses on derivative instruments	(1,190)	(24,208)	—	—	(25,398)
Other income (expense)	4,181	(1,624)	10	(2,085)	482
General and administrative expenses	(1,949)	(32,650)	(19,511)	3,936	(50,174)

Income (loss) before income tax	31,278	3,636	(404)	(341)	34,169
Income tax expense (benefit)	—	1,887	(158)	(206)	1,523

Income (loss) from continuing operations	31,278	1,749	(246)	(135)	32,646
Loss from discontinued operations, net of income tax	—	—	(630)	(1,091)	(1,721)

Net income (loss)	$31,278	$1,749	$(876)	$(1,226)	$30,925

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Amounts paid to (received from) mortgage portfolio from (to) mortgage lending and loan servicing:
Loan servicing fees	$(75)	$(130)
Interest income on intercompany debt	1,745	2,236
Guaranty, commitment, loan sale and securitization fees	2,434	2,012
Interest income on warehouse borrowings	20	—
Gain on sale of mortgage securities – available-for-sale retained in securitizations	(799)	—
Amounts paid to (received from) branch operations from (to) mortgage lending and loan servicing:
Lender premium	4,083	6,577
Subsidized fees	—	21
Interest income on warehouse line	(2)	(10)
Fee income on warehouse line	(1)	(9)

Based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company defers certain nonrefundable fees and direct costs associated with the origination of loans in the branch operations segment which are subsequently brokered to the mortgage lending and servicing segment. The mortgage lending and servicing segment ultimately funds the loans and then sells the loans either through securitizations or outright sales to third parties. The net deferred cost (income) becomes part of the cost basis of the loans and serves to either increase (net deferred income) or decrease (net deferred cost) the gain or loss recognized by the mortgage lending and servicing segment. These transactions are accounted for in the eliminations column of the Company’s segment reporting. The following table summarizes these amounts for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Gains on sales of mortgage assets	$572	$—
Fee income	(5,587)	(7,260)
General & administrative expenses	4,701	7,260

Note 12. Earnings Per Share

The computations of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004
Numerator:
Income from continuing operations	$36,187	$32,646
Dividends on preferred shares	(1,663)	(1,275)

Income from continuing operations available to common shareholders	34,524	31,371
Loss from discontinued operations, net of income tax	(984)	(1,721)

Net income available to common shareholders	$33,540	$29,650

Denominator:
Weighted average common shares outstanding – basic	27,766	24,655

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	27,766	24,655
Stock options	339	608
Restricted stock	6	11

Weighted average common shares outstanding – dilutive	28,111	25,274

Basic earnings per share:
Income from continuing operations	$1.30	$1.32
Dividends on preferred shares	(0.06)	(0.05)

Income from continuing operations available to common shareholders	1.24	1.27
Loss from discontinued operations, net of income tax	(0.03)	(0.07)

Net income available to common shareholders	$1.21	$1.20

Diluted earnings per share:
Income from continuing operations	$1.29	$1.29
Dividends on preferred shares	(0.06)	(0.05)

Income from continuing operations available to common shareholders	1.23	1.24
Loss from discontinued operations, net of income tax	(0.04)	(0.07)

Net income available to common shareholders	$1.19	$1.17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company” or “NovaStar Financial”) and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

Overview of Performance

During the three months ended March 31, 2005, we reported income from continuing operations available to common shareholders of $34.5 million, or $1.23 per diluted share, as compared to $31.4 million, or $1.24 per diluted share, for the same period in 2004. We also reported a loss from discontinued operations, net of income tax, of $1.0 million, or $0.04 per diluted share and $1.7 million, or $0.07 per diluted share for the three months ended March 31, 2005 and 2004, respectively. See further discussion of discontinued operations under the heading “Results of Operations.”

Our income from continuing operations available to common shareholders was driven largely by the income generated by our mortgage securities available-for-sale portfolio, which increased from $404.0 million as of March 31, 2004 to $530.6 million as of March 31, 2005. These securities are retained in the securitization of the mortgage loans we originate and purchase. We securitized $2.1 billion of mortgage loans for the three months ended March 31, 2005 as compared to $1.7 billion for the same period in 2004. The increased volume of mortgage loans we securitized is directly attributable to the increase in our loan origination and purchase volume. During the three months ended March 31, 2005 and 2004, we originated and purchased $1.9 billion and $1.8 billion, respectively, in nonconforming, residential mortgage loans. Although we securitized approximately $400 million more of nonconforming, residential mortgage loans for the three months ended March 31, 2005 as compared to the same period in 2004, our income from continuing operations available to common shareholders increased only slightly by $3.1 million as a result of the decline in profit margins in our mortgage lending segment.

Profit margins within our mortgage lending segment continued to tighten in the first quarter of 2005 as short-term rates continued to rise while the coupons on the mortgage loans we originated and purchased increased only slightly from 2004. One-month LIBOR and the two-year swap rate increased from 1.09% and 1.88%, respectively, at March 31, 2004 to 2.87% and 4.19%, respectively, at March 31, 2005 while the weighted average coupon on our nonconforming originations and purchases for the three months ended March 31, 2005 was 7.6% as compared to 7.4% for the same period in 2004. These factors contributed to the whole loan price used in valuing our mortgage securities at the time of securitization to significantly decrease throughout 2004 and into the first quarter of 2005, which is directly correlated to the decrease in gains on sales of mortgage loans as a percentage of the loans securitized. For the three months ended March 31, 2005 and 2004, the weighted average net whole loan price used in the initial valuation of our retained securities was 102.54 and 104.71, respectively, and the weighted average gain on securitization as a percentage of the collateral securitized was 0.9% and 3.0%, respectively.

Additionally, as a result of our interest rate risk management strategies, we recognized gains (losses) on derivative instruments which did not qualify for hedge accounting of $14.6 million and ($25.4) million for the three months ended March 31, 2005 and 2004, respectively. During periods of rising rates, these derivative instruments help maintain the net interest margin between our assets and liabilities as well as diminish the effect of changes in general interest rate levels on the market value of our mortgage assets. Of the $14.6 million in gains on derivative instruments for the three months ended March 31, 2005, $9.9 million was related to mark-to-market gains on derivatives transferred into the NMFT Series 2005-1 securitization while $5.3 million was related to mark-to-market gains on derivatives that were still owned by us at March 31, 2005. The remaining difference is attributable to net settlements paid to counterparties.

Summary of Operations and Key Performance Measurements

Our net income is highly dependent upon our mortgage securities - available-for-sale portfolio, which is generated from the securitization of nonconforming loans we have originated and purchased. These mortgage securities represent the right to receive the net future cash flows from a pool of nonconforming loans. Generally speaking, the more nonconforming loans we originate and purchase, the larger our securities portfolio and, therefore, the greater earnings potential. As a result, earnings are related to the volume of nonconforming loans and related performance factors for those loans, including their average coupon, borrower default rate and borrower prepayment rate. Information regarding our lending volume is presented under the heading “Financial Condition as of March 31, 2005 and December 31, 2004 - Mortgage Loans.”

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

We also service the mortgage loans we originate and purchase and that serve as collateral for our mortgage securities—available-for-sale. The servicing function is critical to the management of credit risk (risk of borrower default and the related economic loss) within our mortgage portfolio. Again, while this operation generates significant fee revenue, its revenue serves largely to offset the cost of this function.

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

Known Material Trends

Over the last ten years, the nonconforming lending market has grown from less than $50 billion to approximately $530 billion in 2004 as estimated by the National Mortgage News. A significant portion of these loans are made to borrowers who are using equity in their primary residence to consolidate low-balance, installment or consumer debt. The nonconforming market has grown through a variety of interest rate environments. One of the main drivers of growth in this market has been the rise in housing prices which gives borrowers the opportunity to use the equity in their home to consolidate their high interest rate, short-term, non-tax deductible consumer or installment debt into lower interest rate, long-term, often tax deductible mortgage debt. Management estimates that NovaStar Financial has a 1-2% market share. While management cannot predict consumer spending and borrowing habits, historical trends indicate that the market in which we operate is relatively stable and should continue to experience long-term growth.

We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations are sold to large, institutional investors and United States of America government-sponsored enterprises. The capital markets also provide us with capital to operate our business. The trend has been favorable in the capital markets for the types of securitization transactions we execute. Investor appetite for the bonds created by securitizations has been strong. Additionally, commercial and investment banks have provided significant liquidity to finance our mortgage lending operations through warehouse repurchase facilities. While management cannot predict the future liquidity environment, we are unaware of any material trend that would disrupt continued liquidity support in the capital markets for our business. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of liquidity risks and resources available to us.

Another trend, which could continue to impact our profitability, is that profit margins in the mortgage banking industry continue to tighten. Competitive pressures are holding mortgage loan coupons generally flat while short-term interest rates continue to increase. See the “Overview of Performance” section for discussion regarding the impact this trend has had on recent performance.

Within the past two years, the mortgage Real Estate Investments Trust (“REIT”) industry has seen a significant increase in the desire for raising public capital. Additionally, there have been several new entrants to the mortgage REIT business and other mortgage lenders that have converted to (or that are considering conversion to) REIT status. This increased reliance on the capital markets and increase in number of mortgage REITs may decrease the pricing and increase the underwriting costs of raising equity in the mortgage REIT industry.

State and local governing bodies are focused on the nonconforming lending business and are concerned about borrowers paying “excessive fees” in obtaining a mortgage loan – generally termed “predatory lending”. In several instances, states or local governing bodies have imposed strict laws on lenders to curb predatory lending. To date, these laws have not had a significant impact on our business. We have capped fee structures consistent with those adopted by federal mortgage agencies and have implemented rigid processes to ensure that our lending practices are not predatory in nature.

Description of Businesses

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination and purchase of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term mortgage securities portfolio investor.

•	Financing is provided by issuing asset-backed bonds and capital stock and entering into repurchase agreements.

•	Earnings are generated from the return on our mortgage securities – available-for-sale and mortgage loan portfolio.

•	Our mortgage securities – available-for-sale include AAA- and non-rated interest-only, prepayment penalty, overcollateralization and other subordinated mortgage securities.

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $62.1 million and $50.4 million for the three months ended March 31, 2005 and 2004, respectively. Net interest income before provision for credit losses from the portfolio was $45.4 million and $39.6 million for the three months ended March 31, 2005 and 2004, respectively. See our discussion of interest income under the heading “Results of Operations - Net Interest Income”. See Note 11 to our condensed consolidated financial statements for a summary of operating results for mortgage portfolio management.

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

In certain circumstances, because we enter into interest rate agreements that do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times where short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. As a result, we recognized gains on these derivatives of $14.6 million in the three months ended March 31, 2005 compared with losses of $25.4 million for the same period in 2004.

Mortgage Lending and Loan Servicing

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities – available-for-sale that we hold in our portfolio. During the first three months of 2005, we originated and purchased $1.9 billion in nonconforming mortgage loans compared with $1.8 billion during the same period of 2004. The majority of these loans were retained in our servicing portfolio and serve as collateral for our securities. The loans we originate and purchase are sold, either in securitization transactions or in outright sales to third parties. During the first three months of 2005 we securitized $2.1 billion in loans compared with $1.7 billion during the same period of 2004. We recognized gains on sales of mortgage assets totaling $18.2 million and $51.8 million during the three months ended March 31, 2005 and 2004, respectively. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty, overcollateralization and other subordinated securities, along with the right to service the loans. See Note 11 to our condensed consolidated financial statements for a summary of operating results for mortgage lending and loan servicing.

Our wholly-owned subsidiary, NovaStar Mortgage, Inc. (“NovaStar Mortgage”), originates and purchases primarily nonconforming, single-family residential mortgage loans. In our nonconforming lending operations, we lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. These types of borrowers are generally willing to pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. Because these borrowers typically use the proceeds of the mortgage loans to consolidate debt and to finance home improvements, education and other consumer needs, loan volume is generally less dependent on general levels of interest rates or home sales and therefore less cyclical than conventional mortgage lending.

Our nationwide loan origination network includes wholesale loan brokers, correspondent institutions and direct to consumer operations. We have developed a nationwide network of wholesale loan brokers and mortgage lenders who submit mortgage loans to us. Except for NovaStar Home Mortgage brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar Financial entities. Our sales force, which includes account executives in 39 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions from which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer origination channel consists of call centers, which use telemarketing and internet loan lead sources to originate mortgage loans.

We underwrite, process, fund and service the nonconforming mortgage loans sourced through our broker network in centralized facilities. Further details regarding the loan originations are discussed under the “Financial Condition as of March 31, 2005 and December 31, 2004 - Mortgage Loans”.

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

For long-term funding, we pool our mortgage loans and issue asset-backed bonds (“ABB”). Primary bonds – AAA through BBB rated – are issued to the public. We retain the interest-only, prepayment penalty, overcollateralization and other subordinated bonds. We also retain the right to service the loans. Prior to 1999, our ABB transactions were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on our condensed consolidated balance sheets, and no gain was recorded. Beginning in

1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our condensed consolidated financial statements. We do, however, record the value of the securities and servicing rights we retain. Details regarding ABBs we issued can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Loan servicing remains a critical part of our business operation. In the opinion of management, maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about NovaStar Financial products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of fees paid by the borrowers for normal customer service and processing fees. In addition we receive contractual fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. We recognized $14.5 million and $8.5 million in loan servicing fee income from the securitization trusts during the three months ended March 31, 2005 and 2004, respectively. Also, see “Results of Operations - Mortgage Loan Servicing” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage, Inc. (“NHMI”). Prior to 2004, many of these NHMI branches were operated as limited liability companies (“LLC”) in which we owned a minority interest in the LLC and the branch manager was the majority interest holder. In December 2003, we decided to terminate the LLC’s effective January 1, 2004. As of January 1, 2004, continuing branches that formerly operated as LLC’s became wholly-owned operating units of NHMI and their financial results are included in the condensed consolidated financial statements. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. See Note 11 to our condensed consolidated financial statements for a summary of operating results for our branches.

We routinely close branches and branch managers voluntarily terminate their employment with us, which generally results in the branch’s closure. As the demand for conforming loans declined significantly during 2004 and into 2005, many branches were not able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers voluntarily terminated employment with us. We have also terminated many branches when loan production results were substandard. In these terminations, the branch and all operations are eliminated. Note 10 to our condensed consolidated financial statements provides detail regarding the impact of the discontinued operations and modifications to our branch program.

The branch business provides an additional source for mortgage loan originations that, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the first three months of 2005 and 2004, our branches brokered $481.3 million and $849.0 million, respectively, in nonconforming loans, of which we funded $198.5 million and $411.8 million, respectively.

Following is a diagram of the industry in which we operate and our loan production including nonconforming and conforming during the first three months of 2005 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of March 31, 2005 were originated prior to 2005, but due to timing were not yet securitized or sold at the end of 2004. Loans originated and purchased during the first three months of 2005 that we have not securitized or sold to unrelated parties as of March 31, 2005 are included in our mortgage loans held-for-sale

(B)	The AAA-BBB rated securities from the NMFT Series 2005-1 securitization were purchased by bond investors during the first three months of 2005.

(C)	The excess cash flow and subordinated bonds retained by NovaStar Financial are from the NMFT Series 2005-1 securitization transaction, which occurred during the first three months of 2005.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the condensed consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our condensed consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our 2004 consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Our critical accounting estimates impact only two of our three reportable segments; our mortgage portfolio management and mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate and purchase in pools to serve as collateral for asset-backed bonds that are issued to the public. In a mortgage security securitization (also known as a “Resecuritization”), we combine mortgage securities - available-for-sale retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities - available-for-sale are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

In order for us to determine proper accounting treatment for each securitization or resecuritization, we evaluate whether or not we have retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS No. 140. All terms of these transactions are evaluated against the conditions set forth in this statement. Some of the questions that must be considered include:

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

For purposes of valuing our mortgage securities - available-for-sale, it is important to know that in recent securitization transactions we not only have transferred loans to the trust, but we have also transferred interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction we enter into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

In valuing our mortgage securities - available-for-sale it is also important to understand what portion of the underlying mortgage loan collateral is covered by mortgage insurance. The trust legally assumes the responsibility to pay the mortgage insurance premiums and the rights to receive claims for credit losses. Therefore, we have no obligation to pay these insurance premiums. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. This information is significant for valuation as the mortgage insurance significantly reduces the credit losses born by the owner of the loan. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities - available-for-sale consider this risk. We discuss mortgage insurance premiums under the heading “Results of Operations - Premiums for Mortgage Loan Insurance”.

The weighted average net whole loan market price used in the initial valuation of our retained securities was 102.54 and 104.71 during the three months ended March 31, 2005 and 2004, respectively. The weighted average implied discount rate for the three months ended March 31, 2005 and 2004 was 15% and 20%, respectively. If the whole loan market price used in the initial valuation of our mortgage securities - available-for-sale for the three months ended March 31, 2005 had been increased or decreased by 50 basis points, the initial value of our mortgage securities - available-for-sale and the gain we recognized would have increased or decreased by $10.4 million.

Information regarding the assumptions we used is discussed under “Mortgage Securities – Available-for-Sale” below.

When we do have the ability to exert control over the transferred collateral in a securitization, the assets remain on our financial records and a liability is recorded for the related asset-backed bonds. The servicing agreements that we execute for loans we have securitized includes a removal of accounts provision which gives us the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. We record the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance.

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

At each reporting period subsequent to the initial valuation of the retained securities, the fair value of mortgage securities - available-for-sale is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities - available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the three months ended March 31, 2005, we recorded an impairment loss of $1.6 million on NMFT Series 1999-1 and 2004-4. The impairments were a result of the increase in short-term interest rates during the first three months of 2005. While we do use forward yield curves in valuing our securities, the increase in two-year and three-year swap rates in the first three months of 2005 was greater than the forward yield curve had anticipated, thus causing a greater than expected decline in value. See Table 3 for a quarterly summary of the cost basis, unrealized gain and fair value of our mortgage securities - available-for-sale.

Our average security yield has decreased to 31.7% for the three months ended March 31, 2005 from 33.8% for the same period of 2004. This decrease is a result of the significant rise in short-term interest rates in 2004 and in the first three months of 2005. Mortgage securities – available-for-sale income has increased from $33.2 million for the three months ended March 31, 2004 to $40.5 million for the same period of 2005 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2005 had increased or decreased by 10%, net income during the three months ended March 31, 2005 would have increased by $9.6 million and decreased by $10.6 million, respectively.

As of March 31, 2005, the weighted average discount rate used in valuing our mortgage securities - available-for-sale was 21% as compared to 22% as of December 31, 2004. The weighted-average constant prepayment rate used in valuing our mortgage securities as of March 31, 2005 was 40 versus 39 as of December 31, 2004. If the discount rate used in valuing our mortgage securities - available-for-sale as of March 31, 2005 had been increased by 5%, the value of our mortgage securities - available-for-sale would have decreased by $28.4 million. If we had decreased the discount rate used in valuing our mortgage securities - available-for-sale by 5%, the value of our mortgage securities - available-for-sale would have increased by $32.0 million.

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

Derivative Instruments and Hedging Activities. Our strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk). Our primary goals for managing interest rate risk are to maintain the net interest margin between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. We primarily enter into interest rate swap agreements and interest rate cap agreements to manage our sensitivity to changes in market interest rates. The interest rate agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

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

Our derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. We also have derivative instruments that do not meet the requirements for hedge accounting. However, these instruments also contribute to our overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings collateralized by our loans held-for-sale.

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

Mortgage Servicing Rights (“MSR”). MSR are recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. MSR are amortized in proportion to and over the projected net servicing revenues. Periodically, we evaluate the carrying value of originated MSR based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR we stratify the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The mortgage loans underlying the MSR are pools of homogeneous, nonconforming residential loans.

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

Financial Condition as of March 31, 2005 and December 31, 2004

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated and purchased, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third-party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse mortgage repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans held-for-sale and short-term borrowings between March 31, 2005 and December 31, 2004 are dependent on loans we have originated and purchased during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities - available-for-sale and generate gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for the first quarter of 2005 and all of 2004. We discuss our cost of production under “Results of Operations - General and Administrative Expenses”. Also, detail regarding mortgage loans sold or securitized and the gains recognized during the first quarter of 2005 and all of 2004 can be found in the “Results of Operations - Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments”.

Table 1 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2005:
First quarter	13,100	$1,947,851	$148,691	101.2%	82%	629	7.6%	66%

2004:
First Quarter	12,137	$1,783,119	$146,916	101.3%	82%	622	7.4%	74%
Second Quarter	13,400	1,978,801	147,672	101.2	83	621	7.7	74
Third Quarter	15,825	2,427,412	153,391	101.4	82	621	7.7	74
Fourth Quarter	14,612	2,235,029	152,711	101.3	82	625	7.7	68

Total	55,974	$8,424,361	$150,505	101.3%	82%	622	7.6%	72%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of March 31, 2005 was $54.3 million compared to $59.5 million as of December 31, 2004.

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

The operating performance of our mortgage loan portfolio, including net interest income, allowance for credit losses and effects of hedging, are discussed under “Results of Operations.” Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations.”

Table 2 — Carrying Value of Mortgage Loans

(dollars in thousands)

	March 31, 2005	December 31, 2004
Held-in-portfolio:
Current principal	$54,127	$58,859

Premium	$1,090	$1,175

Coupon	10.0%	10.0%

Held-for-sale:
Current principal	$559,545	$719,904

Premium	$5,374	$6,760

Coupon	7.6%	7.7%

Percent with prepayment penalty	64%	65%

Mortgage Securities – Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated or purchased to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations (see “Financial Condition as of March 31, 2005 and December 31, 2004 - Mortgage Servicing Rights”). As of March 31, 2005 and December 31, 2004, the fair value of our mortgage securities – available-for-sale was $530.6 million and $489.2 million, respectively. During the first three months of 2005 and 2004 we executed securitizations totaling $2.1 billion and $1.7 billion in mortgage loans and retained mortgage securities with a cost basis of $88.4 million and $82.8 million, respectively. See Note 4 to the condensed consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

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

The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Results of Operations.”

Table 3 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions

(dollars in thousands)

	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
March 31, 2005:
NMFT 1999-1
Subordinated securities	$7,150	$32	$7,182	17%	40%	4.8%	17%	30%	2.5%
NMFT 2000-1
Interest-only	632	668	1,300
Prepayment penalty	—	6	6
Subordinated securities	168	—	168

	800	674	1,474	15	35	1.4	15	27	1.0
NMFT 2000-2
Interest-only	—	1,468	1,468
Prepayment penalty	—	90	90
Subordinated securities	—	75	75

	—	1,633	1,633	15	34	1.0	15	28	1.0
NMFT 2001-1
Interest-only	—	1,562	1,562
Prepayment penalty	—	126	126
Subordinated securities	—	620	620

	—	2,308	2,308	20	33	1.2	20	28	1.2
NMFT 2001-2
Interest-only	—	4,323	4,323
Prepayment penalty	—	366	366
Subordinated securities	—	2,132	2,132

	—	6,821	6,821	25	32	0.8	25	28	1.2
NMFT 2002-1
Interest-only	3,049	—	3,049
Prepayment penalty	1	410	411
Subordinated securities	1,658	6,232	7,890

	4,708	6,642	11,350	20	40	0.7	20	32	1.7
NMFT 2002-2
Interest-only	1,903	—	1,903
Prepayment penalty	42	260	302
Subordinated securities	2,616	949	3,565

	4,561	1,209	5,770	25	42	1.5	25	27	1.6

	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
NMFT 2002-3
Interest-only	6,094	—	6,094
Prepayment penalty	213	740	953
Subordinated securities	3,536	3,692	7,228

	9,843	4,432	14,275	20	39	0.5	20	30	1.0
NMFT 2003-1
Interest-only	13,472	—	13,472
Prepayment penalty	1,989	655	2,644
Subordinated securities	13,181	7,908	21,089

	28,642	8,563	37,205	20	38	1.2	20	28	3.3
NMFT 2003-2
Interest-only	10,937	4,259	15,196
Prepayment penalty	2,691	1,693	4,384
Subordinated securities	2,890	4,116	7,006

	16,518	10,068	26,586	28	38	1.0	28	25	2.7
NMFT 2003-3
Interest-only	15,061	7,697	22,758
Prepayment penalty	3,434	3,123	6,557
Subordinated securities	7,612	6,543	14,155

	26,107	17,363	43,470	20	36	1.0	20	22	3.6
NMFT 2003-4
Interest-only	16,670	5,467	22,137
Prepayment penalty	3,175	4,985	8,160
Subordinated securities	—	7,763	7,763

	19,845	18,215	38,060	20	44	1.4	20	30	5.1
NMFT 2004-1
Interest-only	28,054	4,238	32,292
Prepayment penalty	4,987	6,121	11,108
Subordinated securities	—	8,179	8,179

	33,041	18,538	51,579	20	44	2.2	20	33	5.9
NMFT 2004-2
Interest-only	23,901	3,804	27,705
Prepayment penalty	4,022	5,255	9,277
Subordinated securities	3,965	2,837	6,802

	31,888	11,896	43,784	26	42	2.7	26	31	5.1

	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
NMFT 2004-3 (B)	72,182	2,863	75,045	19	42	3.3	19	34	4.5
NMFT 2004-4 (B)	76,583	—	76,583	26	39	3.1	26	35	4.0
NMFT 2005-1 (B)	87,453	—	87,453	15	37	3.6	15	37	3.6

Total	$419,321	$111,257	$530,578

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

(B)	The interest-only, prepayment penalty and subordinated securities are packaged in one bond.

	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
December 31, 2004:
NMFT 1999-1
Subordinated securities	$7,001	$—	$7,001	17%	33%	4.8%	17%	30%	2.5%
NMFT 2000-1
Interest-only	—	352	352
Prepayment penalty	—	28	28
Subordinated securities	681	158	839

	681	538	1,219	15	46	1.2	15	27	1.0
NMFT 2000-2
Interest-only	—	2,019	2,019
Prepayment penalty	—	105	105
Subordinated securities	—	166	166

	—	2,290	2,290	15	34	1.0	15	28	1.0
NMFT 2001-1
Interest-only	—	2,262	2,262
Prepayment penalty	—	161	161
Subordinated securities	—	688	688

	—	3,111	3,111	20	37	1.1	20	28	1.2
NMFT 2001-2
Interest-only	—	6,182	6,182
Prepayment penalty	—	458	458
Subordinated securities	—	1,961	1,961

	—	8,601	8,601	25	33	0.8	25	28	1.2
NMFT 2002-1
Interest-only	3,553	242	3,795
Prepayment penalty	111	457	568
Subordinated securities	1,314	5,413	6,727

	4,978	6,112	11,090	20	42	0.9	20	32	1.7
NMFT 2002-2
Interest-only	2,713	—	2,713
Prepayment penalty	151	251	402
Subordinated securities	2,184	1,391	3,575

	5,048	1,642	6,690	25	40	1.4	25	27	1.6

				Current Assumptions			Assumptions at Trust Securitization
	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
NMFT 2002-3
Interest-only	8,148	—	8,148
Prepayment penalty	509	686	1,195
Subordinated securities	2,387	3,131	5,518

	11,044	3,817	14,861	20	41	0.7	20	30	1.0
NMFT 2003-1
Interest-only	17,963	363	18,326
Prepayment penalty	2,316	956	3,272
Subordinated securities	11,783	3,912	15,695

	32,062	5,231	37,293	20	39	1.8	20	28	3.3
NMFT 2003-2
Interest-only	15,404	2,422	17,826
Prepayment penalty	4,089	2,133	6,222
Subordinated securities	2,487	3,368	5,855

	21,980	7,923	29,903	28	38	1.5	28	25	2.7
NMFT 2003-3
Interest-only	20,825	3,449	24,274
Prepayment penalty	5,108	3,427	8,535
Subordinated securities	6,842	2,363	9,205

	32,775	9,239	42,014	20	37	1.6	20	22	3.6
NMFT 2003-4
Interest-only	21,466	5,480	26,946
Prepayment penalty	4,994	5,408	10,402
Subordinated securities	—	6,839	6,839

	26,460	17,727	44,187	20	44	1.7	20	30	5.1
NMFT 2004-1
Interest-only	35,731	—	35,731
Prepayment penalty	6,816	5,968	12,784
Subordinated securities	—	1,335	1,335

	42,547	7,303	49,850	20	43	3.5	20	33	5.9
NMFT 2004-2
Interest-only	31,062	—	31,062
Prepayment penalty	5,313	4,814	10,127
Subordinated securities	3,481	881	4,362

	39,856	5,695	45,551	26	41	3.8	26	31	5.1

				Current Assumptions			Assumptions at Trust Securitization
	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
NMFT 2004-3 (B)	89,442	—	89,442	19	39	3.9	19	34	4.5
NMFT 2004-4 (B)	96,072	—	96,072	26	36	3.7	26	35	4.0

Total	$409,946	$79,229	$489,175

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

(B)	The interest-only, prepayment penalty and subordinated securities are packaged in one bond.

The following table summarizes the cost basis, unrealized gain and fair value of our mortgage securities - available-for-sale grouped by year of issue. For example, under the “Year of Issue for Mortgage Securities Retained” column, the year 2003 is a combination of NMFT Series 2003-1, NMFT Series 2003-2, NMFT Series 2003-3 and NMFT Series 2003-4.

Table 4 — Summary of Mortgage Securities – Available-for-Sale Retained by Year of Issue

(in thousands)

	2005
Year of Issue for Mortgage Securities Retained	As of March 31
	Cost	Unrealized Gain	Fair Value
1999	$7,150	$32	$7,182
2000	800	2,307	3,107
2001	—	9,129	9,129
2002	19,112	12,283	31,395
2003	91,112	54,209	145,321
2004	213,694	33,297	246,991
2005	87,453	—	87,453

Total	$419,321	$111,257	$530,578

	2004
Year of Issue for Mortgage Securities Retained	As of December 31			As of September 30			As of June 30			As of March 31
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$7,001	$—	$7,001	$6,818	$—	$6,818	$6,597	$—	$6,597	$6,353	$185	$6,538
2000	681	2,828	3,509	539	3,046	3,585	412	5,161	5,573	1,298	8,194	9,492
2001	—	11,712	11,712	—	16,064	16,064	321	20,910	21,231	233	27,579	27,812
2002	21,070	11,571	32,641	23,978	14,181	38,159	29,202	14,067	43,269	36,201	18,899	55,100
2003	113,277	40,120	153,397	142,796	28,458	171,254	184,097	8,841	192,938	226,676	16,090	242,766
2004	267,917	12,998	280,915	218,898	7,709	226,607	118,684	758	119,442	60,961	1,334	62,295

Total	$409,946	$79,229	$489,175	$393,029	$69,458	$462,487	$339,313	$49,737	$389,050	$331,722	$72,281	$404,003

Mortgage Securities – Trading. Mortgage securities – trading consist of mortgage securities purchased by us that we intend to sell in the near term. These securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. As of December 31, 2004, mortgage securities - trading consisted of an adjustable-rate mortgage-backed security with a fair market value of $143.2 million. For the year ended December 31, 2004, we recorded no gains or losses related to the security. As of December 31, 2004, we had pledged the security as collateral for financing purposes. During the first quarter of 2005, we sold this security. No gain or loss was recognized on this security during the three months ended March 31, 2005.

Mortgage Servicing Rights. As discussed under Mortgage Securities – Available for Sale, we retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of March 31, 2005, we have $47.7 million in capitalized mortgage servicing rights compared with $42.0 million as of December 31, 2004. The carrying value of the mortgage servicing rights we retained in our securitizations during the first three months of 2005 and 2004 was $11.4 million and $7.5 million, respectively. Amortization of mortgage servicing rights was $5.7 million and $3.3 million for the three months ended March 31, 2005 and 2004, respectively.

Servicing Related Advances. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage and aggregated $19.6 million as of March 31, 2005 compared with $20.2 million as of December 31, 2004.

Derivative Instruments, net. Derivative instruments, net increased from $18.8 million at December 31, 2004 to $22.6 million at March 31, 2005. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Other Assets. Included in other assets are receivables from securitizations, warehouse loans receivable, tax assets and other miscellaneous assets. Our receivables from securitizations were $5.0 million and $4.8 million at March 31, 2005 and December 31, 2004, respectively. These receivables represent cash due to us on our mortgage securities - available-for-sale. As of March 31, 2005 we had warehouse loans receivable of $6.2 million, compared to $5.9 as of December 31, 2004. In 2004, we began lending to independent mortgage loan brokers in an effort to strengthen our relationships with these brokers and, in turn, increase our nonconforming loan production. As of March 31, 2005, we had a deferred tax asset of $6.7 million compared to $11.2 million as of December 31, 2004. As of March 31, 2005, we had a current tax receivable of $21.3 million compared to $17.2 million as of December 31, 2004.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term arrangements fluctuate based on lending volume, equity transactions, financing activities and cash flows from other operating and investing activities. As shown in Table 5, we have $237.9 million in immediately available funds as of March 31, 2005. We have borrowed approximately $656.5 million of the $3.7 billion in committed mortgage securities and mortgage loans repurchase facilities, leaving approximately $3.0 billion available to support the mortgage lending and mortgage portfolio operations. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of liquidity risks and resources available to us.

Table 5 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$237,910
Mortgage securities and mortgage loans repurchase facilities	$3,650,000	$656,529	$656,529	—
Other	100,000	5,074	5,074	—

Total	$3,750,000	$661,603	$661,603	$237,910

Asset-backed Bonds. During 1997 and 1998, we completed the securitization of loans in transactions that were structured as financing arrangements for accounting purposes. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in NHES 97-01 and 25% for the loans in NHES 97-02, 98-01 and 98-02. While the principal balances have fallen below the required thresholds, we have not exercised our right to repurchase any loans and repay bond obligations. As of March 31, 2005 and December 31, 2004 we had asset-backed bonds secured by mortgage loans outstanding of $48.7 million and $53.5 million, respectively.

Our asset-backed bonds, Net Interest Margin Securities (“NIMs”), are secured by the interest-only, prepayment penalty and subordinated mortgage securities of our mortgage securities – available-for-sale and are a form of long-term financing. The resecuritizations were structured as secured borrowings for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was considered a financing for the mortgage securities - available-for-sale. Therefore, the mortgage securities are recorded as assets and the asset-backed bonds are recorded as debt. As of March 31, 2005 and December 31, 2004 we had asset-backed bonds secured by mortgage securities outstanding of $242.4 million and $336.4 million, respectively.

Due to securitization trusts. Due to securitization trusts represents the fair value of the loans we have the right to repurchase from the securitization trusts. The servicing agreements we execute for loans we have securitized include a removal of accounts provision which gives us the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. As of March 31, 2005 and December 31, 2004, our liability related to this provision was $20.1 million and $20.9 million, respectively.

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities is accrued payroll and other liabilities. Our accrued payroll decreased from $24.9 million at December 31, 2004 to $17.1 million at March 31, 2005.

Stockholders’ Equity. The increase in our stockholders’ equity as of March 31, 2005 compared to December 31, 2004 is a result of the following increases and decreases.

Stockholders’ equity increased by:

•	$35.2 million due to net income recognized for the three months ended March 31, 2005

•	$30.4 million due to increase in unrealized gains on mortgage securities classified as available-for-sale

•	$4.6 million due to issuance of common stock

•	$1.6 million due to impairment on mortgage securities – available for sale reclassified to earnings

•	$0.1 million due to net settlements on cash flow hedges reclassified to earnings

•	$0.5 million due to compensation recognized under stock option plan, and

•	$0.5 million due to issuance of stock under stock compensation plans.

Stockholders’ equity decreased by:

•	$39.1 million due to dividends accrued or paid on common stock, and

•	$1.7 million due to dividends accrued or paid on preferred stock.

Results of Operations

Continuing Operations. During the three months ended March 31, 2005, we earned income from continuing operations available to common shareholders of $34.5 million, or $1.23 per diluted share, compared with income from continuing operations available to common shareholders of $31.4 million, or $1.24 per diluted share, for the same period of 2004.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fee income and gains on sales and securitizations of mortgage loans. As discussed under “Overview of Performance,” income from continuing operations available to common shareholders increased during the first three months of 2005 as compared to same period of 2004 due primarily to higher volumes of average mortgage securities - available-for-sale held and mortgage loan originations and purchases securitized. The effects of the higher mortgage security volume are displayed in Table 6. Details regarding higher mortgage loan origination and purchase volumes and gains on securitization of these assets are shown in Tables 1, 8 and 9.

Discontinued Operations. As the demand for conforming loans declined significantly during 2004 and into 2005, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers voluntarily terminated employment with us. We also terminated branches when loan production results were substandard. In these terminations, the branch and all operations are eliminated. The operating results for these discontinued operations have been segregated from our on-going operating results. Our loss from discontinued operations net of income tax for the three months ended March 31, 2005 was $1.0 million, compared with $1.7 million for the same period in 2004. Note 10 to our condensed consolidated financial statements provides detail regarding the impact of the discontinued operations.

Net Interest Income. Our mortgage securities available-for-sale primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to help provide protection to the third-party bondholders from interest rate risk. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change. The significant increase in one month LIBOR during 2004 and the first three months of 2005, as discussed in “Overview of Performance”, has caused a decrease in our average net yield on our securities from 30.2% for the three months ended March 31, 2004 to 27.3% for the same period of 2005, as shown in Table 6.

While the spreads on our securities have decreased, the overall interest income continues to be high due to the sizeable increase in our mortgage securities - available-for-sale retained. As shown in Tables 6 and 7, the average value of our mortgage securities - available-for-sale increased from $393.1 million during the three months ended March 31, 2004 to $509.9 million during the three months ended March 31, 2005. The average balance of mortgage loans collateralizing our securities increased from $6.8 billion for the three months ended March 31, 2004 to $11.6 billion for the same period in 2005. We expect to increase the amount of mortgage securities - available-for-sale we own as we securitize the mortgage loans we originate and purchase.

Table 6 is a summary of the interest income and expense related to our mortgage securities – available-for-sale and the related yields as a percentage of the fair market value of these securities for the three months ended March 31, 2005 and 2004.

Table 6 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
Average fair market value of mortgage securities – available-for-sale	$509,877	$393,145
Average borrowings	355,881	284,550

Interest income	40,463	33,196
Interest expense	5,607	3,540

Net interest income	$34,856	$29,656

Yields:
Interest income	31.7%	33.8%
Interest expense	6.3	5.0

Net interest spread	25.4%	28.8%

Net Yield	27.3%	30.2%

Net interest income on mortgage loans represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. Net interest income on mortgage loans before other expense increased from $10.0 million for the three months ended March 31, 2004 to $10.7 million for the same period in 2005. The net interest income from mortgage loans is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse.

Future net interest income will be dependent upon the size and volume of our mortgage securities—available-for-sale and loan portfolios and economic conditions.

Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 7 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities, mortgage loans held-for-sale and mortgage loans held-in-portfolio reflects the income after interest expense, hedging, prepayment penalty income and credit expense (mortgage insurance and credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Our portfolio net interest yield on assets was 1.36% for the three months ended March 31, 2005 as compared to 1.74% for the same period of 2004. As previously discussed, the decrease in our net interest yield on assets primarily resulted from the decrease in the interest spreads on our mortgage securities. Table 7 shows the net interest yield in assets under management and the return on assets during the three months ended March 31, 2005 and 2004.

Table 7 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

For the Three Months Ended:	Mortgage Securities	Mortgage Loans Held-for-Sale	Mortgage Loans Held-in- Portfolio	Total
March 31, 2005
Interest income	$40,463	$20,279	$1,313	$62,055
Interest expense:
Short-term borrowings (A)	800	10,263	—	11,063
Asset-backed bonds	4,807	—	417	5,224
Cash flow hedging net settlements	—	180	—	180

Total interest expense (B)	5,607	10,443	417	16,467

Mortgage portfolio net interest income before other expense	34,856	9,836	896	45,588
Other income (expense) (C)	716	(2,168)	(718)	(2,170)

Mortgage portfolio net interest income	$35,572	$7,668	$178	$43,418

Average balance of the underlying loans	$11,635,845	$1,051,892	$54,456	$12,742,193
Net interest yield on assets	1.22%	2.92%	1.30%	1.36%

March 31, 2004
Interest income	$33,196	$15,116	$2,047	$50,359
Interest expense:
Short-term borrowings (A)	1,192	4,755	—	5,947
Asset-backed bonds	2,348	—	364	2,712
Cash flow hedging net settlements	—	719	1,343	2,062

Total interest expense	3,540	5,474	1,707	10,721

Mortgage portfolio net interest income before other expense	29,656	9,642	340	39,638
Other expense (C)	—	(5,855)	(290)	(6,145)

Mortgage portfolio net interest income	$29,656	$3,787	$50	$33,493

Average balance of the underlying loans	$6,843,651	$779,278	$84,025	$7,706,954
Net interest yield on assets	1.73%	1.94%	0.24%	1.74%

(A)	Primarily includes mortgage loan and securities repurchase agreements.

(B)	Does not include interest expense related to the junior subordinated debentures.

(C)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a monthly or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses of $0.2 million and $2.1 million related to net settlements of our interest rate agreements classified as cash flow hedges for the three months ended March 31, 2005 and 2004, respectively. We incurred expenses of $0.6 million and $5.4 million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the three months ended March 31, 2005 and 2004, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Provision for Credit Losses. We originate, purchase and own loans in which the borrower possesses credit risk higher than that of conforming borrowers. Delinquent loans and losses are expected to occur. We maintain an allowance for credit losses for our mortgage loans – held-in-portfolio. Provisions for credit losses are made in amounts considered necessary to maintain an allowance at a level sufficient to cover probable losses inherent in the loan portfolio. Charge-offs are recognized at the time of foreclosure by recording the value of real estate owned property at its estimated realizable value. One of the principal methods used to determine probable losses is a delinquency migration analysis. This analysis takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date.

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

During the three months ended March 31, 2005 we recognized net credit losses of $0.6 million compared with net credit losses of $0.1 million for the three months ended March 31, 2004. We incurred net charge-offs of $0.2 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively.

Fee Income. Fee income primarily consists of broker fees and service fee income. Due to the elimination of the LLC’s and their subsequent inclusion in the condensed consolidated financial statements, branch management fees are eliminated in consolidation.

Broker fees are paid by borrowers and other lenders for placing loans with third-party investors (lenders) and are based on negotiated rates with each lender to whom we broker loans. Revenue is recognized upon loan origination.

Service fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

Overall, fee income increased from $18.0 million for the three months ended March 31, 2004 to $18.6 million for the same period of 2005 primarily due to the increase in our servicing portfolio from $8.4 billion as of March 31, 2004 to $12.9 billion as of March 31, 2005. The increase in fee income as a result of the increase in our servicing portfolio was offset by the decline in broker fees, which resulted from lower retail origination volume placed with third-party investors.

Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments. We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only, prepayment penalty and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the three months ended March 31, 2005 and 2004. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 9 provides a summary of mortgage loans transferred in securitizations.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. We recognized gains of $14.6 million during the three months ended March 31, 2005, compared with losses of $25.4 million for the same period of 2004.

Table 8 provides the components of our gains on sales of mortgage assets and gains (losses) on derivative instruments.

Table 8 — Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
Gains on sales of mortgage loans transferred in securitizations	$18,136	$51,092
Gains on sales of mortgage loans to third parties – conforming	147	486
(Losses) gains on sales of real estate owned	(37)	202

Gains on sales of mortgage assets	18,246	51,780
Gains (losses) on derivatives	14,601	(25,398)

Net gains on sales of mortgage assets and derivative instruments	$32,847	$26,382

Table 9 — Mortgage Loan Securitizations

(dollars in thousands)

	Mortgage Loans Transferred in Securitizations
				Weighted Average Assumptions Underlying Initial Value of Mortgage Securities – Available-for-Sale
For the Year Ended December 31,	Principal Amount	Net Gain Recognized	Initial Cost Basis of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2005:
First quarter	$2,100,000	$18,136	$88,433	37%	15%	3.63%

2004:
Fourth quarter	$2,500,000	$21,721	$94,911	35%	26%	3.98%
Third quarter	2,759,716	46,551	127,572	33	21	4.61
Second quarter	1,367,430	24,888	76,565	32	24	5.42
First quarter	1,702,658	51,092	82,785	32	20	5.69

Total	$8,329,804	$144,252	$381,833	33%	22%	4.77%

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $0.9 and $0.6 million for the three months ended March 31, 2005 and 2004, respectively. We received mortgage insurance proceeds on claims filed of $0.2 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.

Some of the mortgage loans that serve as collateral for our mortgage securities - available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities - available-for-sale consider this risk. The percentage of loans with mortgage insurance generally should be lower than 50%. For the 2005-1 securitization, the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 44% of total principal. As of March 31, 2005 and December 31, 2004, 45% of our securitized loans total principal had mortgage insurance coverage.

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

Other Income, net. Included in other income, net is primarily interest income on our cash accounts and deposits with derivative instrument counterparties (swap margin). Other income, net increased from $1.1 million for the three months ended March 31, 2004 to $3.6 million for the same period of 2005. This increase is a result of higher average cash balances in bank accounts where we earn income on the average collected balances. In addition we are earning higher rates on these balances due to the increase in short-term interest rates.

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

The increase in general and administrative expenses from $50.2 million for the three months ended March 31, 2004 to $60.3 million for the same period in 2005 is primarily attributable to growth in our wholesale, correspondent and servicing operations. We employed 2,479 people as of March 31, 2005 compared with 2,158 as of March 31, 2004.

Note 11 to the condensed consolidated financial statements presents an income statement for our three segments, setting forth our expenses by segment.

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

Table 10 — Wholesale Loan Costs of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2005:
First quarter	2.11%	0.67%	2.78%
2004:
Fourth quarter	1.95%	0.71%	2.66%
Third quarter	1.68%	0.73%	2.41%
Second quarter	1.71%	0.72%	2.43%
First quarter	1.84%	0.82%	2.66%

The following table is a reconciliation of our overhead costs to the general and administrative expenses of the mortgage lending and loan servicing segment as shown in Note 11 to the condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The reconciliation does not address premiums paid to brokers since they are deferred at origination under GAAP and recognized when the related loans are sold or securitized. We believe this presentation of overhead costs provides useful information regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 11 — Reconciliation of Overhead Costs

(dollars in thousands, except overhead as a percentage)

	For the Three Months Ended March 31,
	2005	2004
Mortgage lending and loan servicing general and administrative expenses (A)	$41,325	$32,650
Direct origination costs classified as a reduction in gain-on-sale	10,221	9,658
Costs of servicing	(6,888)	(5,107)
Other lending expenses	(9,344)	(8,643)

Overhead costs	$35,314	$28,558

Wholesale production, principal	$1,669,930	$1,551,971
Overhead, as a percentage	2.11%	1.84%

(A)	Mortgage lending and loan servicing general and administrative expenses are presented in Note 11 to the condensed consolidated financial statements.

Income Taxes. Since our inception, NFI has elected to be treated as a REIT for federal income tax purposes. As a REIT, NFI is not required to pay any corporate level income taxes as long as we distribute 100 percent of our taxable income in the form of dividend distributions to our shareholders. To maintain our REIT status, NFI must meet certain requirements prescribed by the Internal Revenue Code. We intend to operate NFI in a manner that allows us to meet these requirements.

Below is a summary of the taxable net income available to common shareholders for the three months ended March 31, 2005 and 2004.

Table 12 — Taxable Net Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2005 Estimated	2004 Estimated
Consolidated net income	$35,203	$30,925
Equity in net income of NFI Holding Corp.	(341)	353
Consolidation eliminations between the REIT and TRS	799	—

REIT net income	35,661	31,278
Adjustments to net income to compute taxable income	33,887	12,702

Taxable income before preferred dividends	69,548	43,980
Preferred dividends	(1,663)	(1,275)

Taxable income available to common shareholders	$67,885	$42,705

Taxable income per common share (A)	$2.43	$1.72

(A)	The common shares outstanding as of the end of each period presented is used in calculating the taxable income per common share.

The primary difference between consolidated net income and taxable income is due to differences in the recognition of income on our portfolio of interest-only mortgage securities – available-for-sale. Generally, the accrual of interest on interest-only securities is accelerated for income tax purposes. This is the result of the current original issue discount rules as promulgated under Internal Revenue Code Sections 1271 through 1275. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. No proposed regulations that would impact income for 2005 have been issued. Based on the Announcement, we believe that if the IRS does propose and adopt new regulations on this issue, the change will have the effect of narrowing the spread between book income and taxable income on interest-only mortgage securities, and thus, will have a similar impact to NFI in years following the effective date of the rules.

To maintain its qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI intends to declare dividends equal to 100 percent of our taxable income for 2004 and 2005 by the required distribution date.

Accordingly, we have not accrued any corporate income tax for NFI for the three months ended March 31, 2005.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the three months ended March 31, 2005 and 2004, we have provided for excise tax of $1.6 million and $0.6 million, respectively. Excise taxes are reflected as a component of general and administrative expenses on our condensed consolidated statements of income. As of March 31, 2005 and December 31, 2004, accrued excise tax payable was $0.6 million and $1.8 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net income from continuing operations before income taxes of $2.1 million for the three months ended March 31, 2005 compared with $2.9 million for the same period of 2004. As shown in our statement of income, this resulted in an income tax expense of $0.8 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. Additionally, the TRS reported a net loss from discontinued operations before income taxes of $1.6 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively, resulting in an income tax benefit of $0.6 million and $1.1 million, respectively.

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

Mortgage Loan Servicing. Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Nonconforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our annualized costs of servicing per unit decreased from $326 at March 31, 2004 to $297 at March 31, 2005.

Table 13 — Summary of Servicing Operations

(in thousands, except per unit cost)

	2005
	March 31 Amount	Per Unit
Unpaid principal	$12,860,740

Number of loans	92,827

Servicing income, before amortization of mortgage servicing rights	$11,968	$516
Costs of servicing	(6,888)	(297)

Net servicing income, before amortization of mortgage servicing rights	5,080	219
Amortization of mortgage servicing rights	(5,746)	(248)

Net servicing loss	$(666)	$(29)

	2004
	December 31 Amount	Per Unit	September 30 Amount	Per Unit	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$12,151,196		$11,073,505		$9,604,342		$8,428,852

Number of loans	87,543		80,324		70,942		62,600

Servicing income, before amortization of mortgage servicing rights	$10,619	$485	$8,846	$441	$8,277	$467	$8,031	$513
Costs of servicing	(6,768)	(309)	(5,810)	(289)	(5,160)	(291)	(5,107)	(326)

Net servicing income, before amortization of mortgage servicing rights	3,851	176	3,036	152	3,117	176	2,924	187
Amortization of mortgage servicing rights	(5,321)	(243)	(4,476)	(223)	(3,854)	(217)	(3,283)	(210)

Net servicing loss	$(1,470)	$(67)	$(1,440)	$(71)	$(737)	$(41)	$(359)	$(23)

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the origination and acquisition of mortgage loans, principal repayment and interest on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Mortgage asset sales, principal, interest and fees collected on mortgage assets support cash needs. Drawing upon various borrowing arrangements typically satisfies major cash requirements. As shown in Table 5, we have $237.9 million in immediately available funds.

Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal - must come from cash on hand.

Loans financed with warehouse repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values have declined over the past year, but have remained well in excess of par. However, there is no certainty that the prices will remain in excess of par. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our loans held-for-sale, excluding the loans under removal of accounts provision, as of March 31, 2005 would need to decline by approximately 42% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of March 31, 2005 and December 31, 2004, we had loans sold with recourse with an outstanding principal balance of $12.2 billion and $11.4 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant, as such, there is minimal liquidity risk.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of March 31, 2005, we have approximately $5.1 million on deposit. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flows on loans and securities.

Loans we originate and purchase can be sold to a third-party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner, provided that the level of loan originations is at or near the capacity of the loan production infrastructure.

Cash activity during the three months ended March 31, 2005 and 2004 is presented in the condensed consolidated statement of cash flows.

As noted above, proceeds from equity offerings have provided the equity capital to support our operations. Since inception, we have raised $362 million in net proceeds through private and public equity offerings. Equity offerings provide another future liquidity source.

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

Specific items that may affect our ability to use the securitizations to finance our loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by our collateral. Historically, our financial performance and condition has little impact on our ability to securitize, as evidenced by our ability to securitize in 1998, 1999 and 2000 when our financial trend was weak. There, however, are no assurances that we will be able to securitize loans in the future when we have poor loan performance.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At March 31, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $422.9 million, $3.5 million and $11.6 million, respectively. As of December 31, 2004, we had outstanding commitments to originate loans of $361.2 million. We had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. Notes 5, 6 and 7 of the condensed consolidated financial statements discuss these obligations in further detail.

Since December 31, 2004, we have issued junior subordinated debentures as discussed in Note 5. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of March 31, 2005.

Table 14 — Contractual Obligations

(in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$661,603	$661,603	—	—	—
Long-term debt (A)	$303,780	$226,214	$64,061	$10,294	$3,211
Junior subordinated debentures (B)	$147,650	$3,255	$6,510	$6,510	$131,375
Operating leases	$49,956	$9,027	$17,526	$16,295	$7,108
Premiums due to counterparties related to interest rate cap agreements	$4,629	$2,653	$1,643	333	—

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at March 31, 2005 for each respective obligation.

(B)	The junior subordinated debentures are assumed to mature in 2035 in computing the future payments. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at March 31, 2005 for each respective obligation.

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 and Emerging Issues Task Force of the FASB (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Entities no longer have the option to use the intrinsic value method of APB 25 that was provided in SFAS No. 123 as originally issued, which generally resulted in the recognition of no compensation cost. Under SFAS No. 123(R), the cost of employee services received in exchange for an equity award must be based on the grant-date fair value of the award. The cost of the awards under SFAS No. 123(R) will be recognized over the period an employee provides service, typically the vesting period. No compensation cost is recognized for equity instruments in which the requisite service is not provided. For employee awards that are treated as liabilities, initial cost of the awards will be measured at fair value. The fair value of the liability awards will be remeasured subsequently at each reporting date through the settlement date with changes in fair value during the period an employee provides service recognized as compensation cost over that period. Under SFAS No. 123(R), all companies must use the modified prospective approach to all equity awards granted, issued, modified or cash settled prior to the date of adoption. Under the modified prospective approach, compensation expense recognized from the point of adoption going forward is the same as if the fair value method as disclosed under the pro forma disclosure requirements of the original SFAS No. 123 had been applied from its effective date. Restatement of prior periods (interim or annual) is not required. However, companies may elect to restate prior periods to mirror compensation expense recognized under the pro forma disclosures of the original SFAS No. 123 using the modified retrospective approach. Under this approach, compensation expense can either be adjusted to 1) all prior periods presented with an adjustment to the beginning of the earliest period’s additional paid-in capital, deferred taxes and retained earnings for the remaining compensation expense that would have been recognized had the company applied the provisions of the original SFAS No. 123 since its effective date (annual periods beginning after December 15, 1994) or 2) only to interim prior periods of the initial adoption year with no adjustment to beginning of year additional paid-in capital, deferred taxes and retained earnings, if adoption does not coincide with the beginning of the company’s fiscal year. We plan to adopt this standard using the required modified prospective approach. This Statement was originally effective as of the first interim or annual reporting period that begins after June 15, 2005. In April of 2005, the SEC amended the compliance dates for SFAS No. 123(R). This Statement is now effective at the beginning of the next fiscal year that begins after June 15, 2005. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of this Statement is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In March 2005, SEC Staff Accounting Bulletin (SAB) No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between FASB No. 123 (revised 2004), Share-Based Payment and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of the original SFAS No. 123 during 2003. As such, the adoption of this release is not anticipated to have a significant impact on the condensed Company’s consolidated financial statements.

On March 3, 2005, the FASB issued FASP Staff Position (FSP) FIN 46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. This FSP addresses whether a reporting enterprise has an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. This FSP is applicable to both nonpublic and public reporting enterprises. It covers issues that commonly arise in leasing arrangements among related parties, as well as other types of arrangements involving both related and unrelated parties. Although implicit variable interests are mentioned in Interpretation 46(R), the term is not defined and only one example is provided. This FSP offers additional guidance, stating that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. As the Company has already adopted Interpretation 46(R), this FSP will be effective in the first reporting period beginning after March 3, 2005. Restatement to the date of initial application of Interpretation 46(R) is permitted but not required. The adoption of this FSP is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy sets the following general goals:

(1)	Maintain the net interest margin between assets and liabilities, and

(2)	Diminish the effect of changes in interest rate levels on our market value

Interest Rate Risk. When interest rates on our assets do not adjust at the same rates as our liabilities or when the assets have fixed rates and the liabilities have adjustable rates, future earnings potential is affected. We express this interest rate risk as the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. We assess the risk based on the change in market values given increases and decreases in interest rates. We also assess the risk based on the impact to net income in changing interest rate environments.

Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2005, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

The following table summarizes management’s estimates of the changes in market value of our mortgage assets and interest rate agreements assuming interest rates were 100 and 200 basis points, or 1 and 2 percent higher or lower. The cumulative change in market value represents the change in market value of mortgage assets, net of the change in market value of interest rate agreements. The change in market value of the liabilities on our balance sheet due to a change in interest rates is insignificant since the liabilities are so short term.

Table 15 - Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200)	(100)	100	200
As of March 31, 2005:
Change in market values of:
Assets	$65,440	$30,379	$(36,257)	$(78,428)
Interest rate agreements	(46,475)	(24,499)	27,061	55,125

Cumulative change in market value	$18,965	$5,880	$(9,196)	$(23,303)

Percent change of market value portfolio equity (B)	3.9%	1.2%	(1.9)%	(4.8)%

As of December 31, 2004:
Change in market values of:
Assets	$70,438	$33,198	$(34,045)	$(72,840)
Interest rate agreements	(54,085)	(28,046)	27,832	55,113

Cumulative change in market value	$16,353	$5,152	$(6,213)	$(17,727)

Percent change of market value portfolio equity (B)	3.3%	1.0%	(1.3)%	(3.6)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.

(B)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2005 and December 31, 2004.

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

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of March 31, 2005.

Table 16 — Interest Rate Risk Management Contracts

(dollars in thousands)

	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008
Pay-fixed swaps:
Contractual maturity	$7,347	$1,125,000	$250,000	$150,000	$585,000	$140,000
Weighted average pay rate		3.4%	2.1%	2.8%	3.9%	4.1%
Weighted average receive rate		2.9%	(A )	(A )	(A )	(A )
Interest rate caps:
Contractual maturity	$10,123	$1,070,000	$450,000	$200,000	$340,000	$80,000
Weighted average strike rate		2.5%	1.6%	2.0%	3.8%	4.0%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2005 – January 31, 2005	—	—	—	$1,020,082
February 1, 2005 – February 28, 2005	—	—	—	$1,020,082
March 1, 2005 – March 31, 2005	—	—	—	$1,020,082

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document

4.4	Amended and Restated Trust Agreement, including the forms of Common Securities Certificate and Preferred Securities Certificate

4.5	Junior Subordinated Indenture, including the form of Junior Subordinated Note

4.6	Parent Guarantee Agreement

10.34	Purchase Agreement

11.1(1)	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

(1)	See Note 12 to the condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 5, 2005	/s/ Scott F. Hartman
Scott F. Hartman Chairman of the Board, Secretary and Chief Executive Officer

DATE: May 5, 2005	/s/ Gregory S. Metz
Gregory S. Metz Chief Financial Officer