Form 10-Q
period 2005-06-30
NOVASTAR FINANCIAL INC
filed 2005-08-05
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of the Registrant’s Common Stock outstanding on August 4, 2005 was 30,641,615.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$317,591	$268,563
Mortgage loans – held-for-sale	1,074,108	747,594
Mortgage loans – held-in-portfolio	48,569	59,527
Mortgage securities – available-for-sale	543,911	489,175
Mortgage securities – trading	–	143,153
Mortgage servicing rights	49,657	42,010
Servicing related advances	20,854	20,190
Property and equipment, net	14,765	15,476
Derivative instruments, net	12,934	18,841
Other assets	66,703	56,782

Total assets	$2,149,092	$1,861,311

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,044,100	$720,791
Short-term borrowings secured by mortgage securities	20,781	184,737
Asset-backed bonds secured by mortgage loans	43,189	53,453
Asset-backed bonds secured by mortgage securities	286,575	336,441
Junior subordinated debentures	48,507	–
Dividends payable	42,898	73,431
Due to securitizations trusts	26,692	20,930
Accounts payable and other liabilities	55,731	45,184

Total liabilities	1,568,473	1,434,967
Commitments and contingencies (Note 8)
Stockholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares authorized, issued and outstanding	30	30
Common stock, 30,641,615 and 27,709,984 shares authorized, issued and outstanding, respectively	306	277
Additional paid-in capital	537,508	433,107
Accumulated deficit	(98,471)	(85,354)
Accumulated other comprehensive income	142,012	79,120
Other	(766)	(836)

Total stockholders’ equity	580,619	426,344

Total liabilities and stockholders’ equity	$2,149,092	$1,861,311

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Mortgage securities	$89,036	$65,333	$48,573	$32,137
Mortgage loans held-for-sale	41,709	34,910	21,430	19,794
Mortgage loans held-in-portfolio	2,441	3,792	1,128	1,745

Total interest income	133,186	104,035	71,131	53,676
Interest expense:
Short-term borrowings secured by mortgage loans	21,378	10,992	11,115	6,237
Short-term borrowings secured by mortgage securities	1,557	2,343	757	1,151
Asset-backed bonds secured by mortgage loans	845	691	428	327
Asset-backed bonds secured by mortgage securities	8,623	4,843	3,816	2,495
Net settlements of derivative instruments used in cash flow hedges	180	2,581	–	519
Junior subordinated debentures	1,046	–	906	–

Total interest expense	33,629	21,450	17,022	10,729

Net interest income before provision for credit losses	99,557	82,585	54,109	42,947
Provision for credit losses	(719)	(661)	(100)	(515)

Net interest income	98,838	81,924	54,009	42,432
Gains on sales of mortgage assets	50,771	76,954	32,525	25,174
Fee income	31,747	29,159	15,371	12,742
Gains (losses) on derivative instruments	6,753	1,717	(7,848)	27,115
Premiums for mortgage loan insurance	(1,982)	(1,581)	(1,040)	(955)
Impairment on mortgage securities – available-for-sale	(1,738)	(6,117)	(126)	(6,117)
Other income, net	8,394	2,614	4,807	1,506
General and administrative expenses:
Compensation and benefits	66,075	53,790	33,949	27,672
Office administration	16,789	15,876	8,363	8,833
Professional and outside services	9,431	5,796	5,086	3,440
Marketing	8,171	13,266	3,559	6,631
Loan expense	7,969	8,405	4,376	5,843
Other	10,772	7,362	5,917	3,376

Total general and administrative expenses	119,207	104,495	61,250	55,795

Income from continuing operations before income tax expense (benefit)	73,576	80,175	36,448	46,102
Income tax expense (benefit)	(2,199)	9,821	(3,065)	8,335

Income from continuing operations	75,775	70,354	39,513	37,767
(Loss) income from discontinued operations, net of income tax	(1,053)	(3,803)	6	(2,141)

Net income	74,722	66,551	39,519	35,626
Dividends on preferred shares	(3,326)	(2,938)	(1,663)	(1,663)

Net income available to common shareholders	$71,396	$63,613	$37,856	$33,963

Continued

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Income from continuing operations available to common shareholders	$2.56	$2.71	$1.31	$1.45
Loss from discontinued operations, net of income tax	(0.04)	(0.15)	–	(0.09)

Net income available to common shareholders	$2.52	$2.56	$1.31	$1.36

Diluted earnings per share:
Income from continuing operations available to common shareholders	$2.53	$2.66	$1.29	$1.42
Loss from discontinued operations, net of income tax	(0.04)	(0.15)	–	(0.08)

Net income available to common shareholders	$2.49	$2.51	$1.29	$1.34

Weighted average basic shares outstanding	28,361	24,817	28,944	24,978

Weighted average diluted shares outstanding	28,709	25,338	29,295	25,377

Dividends declared per common share	$2.80	$2.70	$1.40	$1.35

See notes to condensed consolidated financial statements.

Concluded

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Stockholders’ Equity
Balance, January 1, 2005	$30	$277	$433,107	$(85,354)	$79,120	$(836)	$426,344
Forgiveness of founders’ notes receivable	—	—	—	—	—	70	70
Issuance of common stock, 2,861,524 shares	—	28	101,556	—	—	—	101,584
Issuance of stock under stock compensation plans, 70,107 shares	—	1	533	—	—	—	534
Compensation recognized under stock compensation plans	—	—	1,120	—	—	—	1,120
Dividend equivalent rights (DERs) on vested options	—	—	1,195	(1,195)	—	—	—
Dividends on common stock ($2.80 per share)	—	—	—	(83,318)	—	—	(83,318)
Dividends on preferred stock ($1.12 per share)	—	—	—	(3,326)	—	—	(3,326)
Tax benefit derived from stock compensation plans	—	—	(3)	—	—	—	(3)

Comprehensive income:
Net income				74,722	—		74,722
Other comprehensive income				—	62,892		62,892

Total comprehensive income							137,614

Balance, June 30, 2005	$30	$306	$537,508	$(98,471)	$142,012	$(766)	$580,619

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$75,775	$70,354
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Amortization of mortgage servicing rights	12,737	7,137
Impairment on mortgage securities – available-for-sale	1,738	6,117
Gains on derivative instruments	(6,753)	(1,717)
Depreciation expense	3,626	2,749
Amortization of deferred debt issuance costs	3,076	1,517
Compensation recognized under stock compensation plans	1,120	875
Provision for credit losses	719	661
Amortization of premiums on mortgage loans	221	417
Forgiveness of founders’ promissory notes	70	70
Accretion of available-for-sale securities	(82,330)	(46,051)
Originations and purchases of mortgage loans held-for-sale	(4,359,049)	(3,831,348)
Proceeds from repayments of mortgage loans held-for-sale	1,746	6,536
Proceeds from sale of mortgage loans held-for-sale to third parties	252,390	39,008
Proceeds from sale of mortgage loans held-for-sale in securitizations	3,700,654	3,031,769
Gains on sales of mortgage assets	(50,771)	(76,954)
Proceeds from sale of mortgage securities—trading	143,153	—
Changes in:
Servicing related advances	(704)	(1,435)
Derivative instruments, net	3,869	13,030
Other assets	(27,305)	(21,440)
Accounts payable and other liabilities	9,000	(2,712)

Net cash used in operating activities from continuing operations	(317,018)	(801,417)
Net cash used in operating activities from discontinued operations	(2,624)	(771)

Net cash used in operating activities	(319,642)	(802,188)
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	231,573	140,743
Proceeds from repayments of mortgage loans held-in-portfolio	9,247	17,746
Proceeds from sales of assets acquired through foreclosure	1,435	3,277
Purchases of property and equipment	(2,914)	(1,952)

Net cash provided by investing activities	239,341	159,814
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	128,921	154,025
Payments on asset-backed bonds	(192,128)	(96,995)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	94,696	84,731
Tax benefit derived from stock compensation plans	(3)	—
Net change in short-term borrowings	159,353	640,002
Proceeds from issuance of junior subordinated debentures	48,507	—
Dividends paid on capital stock	(110,017)	(66,278)

Net cash provided by financing activities	129,329	715,485

Net increase in cash and cash equivalents	49,028	73,111
Cash and cash equivalents, beginning of period	268,563	118,180

Cash and cash equivalents, end of period	$317,591	$191,291

		Continued

	For the Six Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,568	$20,422

Cash paid for income taxes	$68	$14,639

Cash received on mortgage securities – available-for-sale with no cost basis	$6,765	$19,282

Non-cash operating, investing and financing activities:
Cost basis of securities retained in securitizations	$146,217	$159,350

Retention of mortgage servicing rights	$20,384	$13,894

Change in loans under removal of accounts provision	$5,762	$5,517

Change in due to securitization trusts	$5,762	$5,517

Assets acquired through foreclosure	$1,325	$2,345

Dividends payable	$42,898	$33,741

Dividend reinvestment plan	$7,160	$1,016

Restricted stock issued in satisfaction of prior year accrued bonus	$262	$1,816

See notes to condensed consolidated financial statements.
Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

Note 1. Financial Statement Presentation

NovaStar Financial, Inc. and subsidiaries (the “Company”) operates as a specialty finance company that originates, purchases, invests in and services residential nonconforming loans. The Company offers a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including United States of America government-sponsored entities such as Fannie Mae or Freddie Mac. The Company retains significant interests in the nonconforming loans originated and purchased through their mortgage securities investment portfolio. The Company services all of the loans in which they retain interests through their servicing platform.

The Company’s condensed consolidated financial statements as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s annual report to stockholders and annual report on Form 10-K for the fiscal year ended December 31, 2004.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

Note 2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities no longer have the option to use the intrinsic value method of APB 25 that was provided in SFAS No. 123 as originally issued, which generally resulted in the recognition of no compensation cost. Under SFAS No. 123(R), the cost of employee services received in exchange for an equity award must be based on the grant-date fair value of the award. The cost of the awards under SFAS No. 123(R) will be recognized over the period an employee provides service, typically the vesting period. No compensation cost is recognized for equity instruments in which the requisite service is not provided. For employee awards that are treated as liabilities, initial cost of the awards will be measured at fair value. The fair value of the liability awards will be remeasured subsequently at each reporting date through the settlement date with changes in fair value during the period an employee provides service recognized as compensation cost over that period. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of this Statement is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In March 2005, SEC Staff Accounting Bulletin (“SAB”) No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between FASB No. 123 (revised 2004), Share-Based Payment and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The adoption of this release is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting and reporting of a change in accounting principle, reporting entity, accounting estimate and correction of an error. SFAS No. 154 applies to (a) financial statements of business enterprises and not-for-profit organizations and (b) historical summaries of information based on primary financial statements that include an accounting period in which an accounting change or error correction is reflected and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued.

The adoption of this Statement in not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

Note 3. Loan Securitizations

On February 22, 2005 and May 27, 2005, the Company executed securitization transactions, NovaStar Mortgage Funding Trust (“NMFT”) Series 2005-1 and NMFT Series 2005-2, respectively, accounted for as sales of loans. In these transactions, derivative instruments were transferred into the trusts to reduce interest rate risk to the bondholders. Details of these transactions are as follows (dollars in thousands):

		Allocated Value of Retained Interests		Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
	Net Bond Proceeds	Mortgage Servicing Rights	Subordinated Bond Classes
NMFT Series 2005-1	$2,066,840	$11,448	$88,433	$2,100,000	$13,669	$18,136
NMFT Series 2005-2 (A)	1,633,814	8,936	57,784	1,649,289	1,553	27,748

(A)	On July 21, 2005, the remaining $150.7 million in loans collateralizing NMFT Series 2005-2 were delivered. The Company received $150.7 million in proceeds on July 21, 2005, which was held in escrow by the trustee.

In these securitizations, the Company retained interest-only, prepayment penalty and other subordinated interests in the underlying cash flows and servicing responsibilities from the financial assets transferred. The value of the Company’s retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Note 4. Mortgage Securities – Available-for-Sale

Mortgage securities–available-for-sale consisted of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities that the securitization trust issued. The primary bonds were sold to parties independent of the Company. Management estimates their fair value of the mortgage securities retained by discounting the expected future cash flow of the collateral and bonds. The average annualized yield on mortgage securities is the interest income for the period as a percentage of the average fair market value of the mortgage securities. The cost basis, unrealized gains, estimated fair value and average yield of mortgage securities as of June 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield
As of June 30, 2005	$401,899	$142,012	$543,911	34.2%
As of December 31, 2004	409,946	79,229	489,175	31.4

The following table is a rollforward of mortgage securities – available-for-sale from January 1, 2004 to June 30, 2005 (in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2004	$294,562	$87,725	$382,287

Increases (decreases) to mortgage securities:
New securities retained in securitizations	381,833	6,637	388,470
Accretion of income (A)	100,666	—	100,666
Proceeds from paydowns of securities (A) (B)	(351,213)	—	(351,213)
Impairment on mortgage securities—available-for-sale	(15,902)	15,902	—
Mark-to-market value adjustment	—	(31,035)	(31,035)

Net increase (decrease) to mortgage securities	115,384	(8,496)	106,888

As of December 31, 2004	409,946	79,229	489,175

Increases (decreases) to mortgage securities:
New securities retained in securitizations	146,217	1,697	147,914
Accretion of income (A)	82,330	—	82,330
Proceeds from paydowns of securities (A) (B)	(234,856)	—	(234,856)
Impairment on mortgage securities—available-for-sale	(1,738)	1,738	—
Mark-to-market value adjustment	—	59,348	59,348

Net increase (decrease) to mortgage securities	(8,047)	62,783	54,736

As of June 30, 2005	$401,899	$142,012	$543,911

(A)	Cash received on mortgage securities with no cost basis was $6.8 million for the six months ended June 30, 2005 and $32.2 million for the year ended December 31, 2004.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts and included in other assets. As of June 30, 2005 and December 31, 2004, the Company had receivables from securitization trusts of $7.3 million and $4.1 million, respectively, related to mortgage securities with a remaining cost basis. Also, the Company had receivables from securitization trusts of $0.7 million related to mortgage securities with a zero cost basis as of June 30, 2005 and December 31, 2004.

Note 5. NovaStar NIM 2005-N1

On June 22, 2005, the Company issued NovaStar Net Interest Margin Certificates (“NIM”) in the amount of $130.9 million, raising $128.9 million in net proceeds. This NIM is secured by the Company’s mortgage securities – available-for-sale retained from NMFT Series 2005-1 and NMFT Series 2005-2 as a means for long-term financing. For financial reporting and tax purposes, the mortgage securities available-for-sale collateral are recorded as assets of the Company and the asset-backed bonds are recorded as debt. The performance of the mortgage loan collateral underlying these securities directly affects the performance of these bonds. The bonds are non-recourse and pay a fixed interest rate of 4.78%. The estimated weighted average months to maturity are based on estimates and assumptions made by management.

Note 6. Junior Subordinated Debentures

On March 15, 2005, the Company completed the issuance of $50.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, NovaStar Capital Trust I (“NCTI”), organized under Delaware law. The trust preferred securities require quarterly interest payments. The interest rate is floating at the three-month LIBOR rate plus 3.5% and resets quarterly. The trust preferred securities are redeemable, at the Company’s option, in whole or in part, anytime without penalty on or after March 15, 2010, but are mandatorily redeemable when they mature on March 15, 2035. If they are redeemed on or after March 15, 2010, but prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

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

Note 7. UBS Borrowings

In connection with the lending agreement with UBS Warburg Real Estate Securities, Inc. (“UBS”), NovaStar Mortgage SPV I (“NovaStar Trust”), a Delaware statutory trust, has been established by NovaStar Mortgage, Inc. (“NMI”) as a wholly-owned, special-purpose warehouse finance subsidiary whose assets and liabilities are included in the Company’s condensed consolidated financial statements.

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
2)	the value of NMI’s net equity investment in NovaStar Trust.

As of June 30, 2005, NovaStar Trust had the following assets:

1)	whole loans: $366.4 million
2)	real estate owned properties: $0, and
3)	cash and cash equivalents: $1.6 million.

As of June 30, 2005, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $365.8 million, and
2)	$2.2 million in members’ equity investment.

Note 8. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At June 30, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $558.4 million, $22.2 million and $187.5 million, respectively. At December 31, 2004, the Company had outstanding commitments to originate loans of $361.2 million. The Company had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During the first six months of 2005, the Company sold $227.2 million of loans with recourse for borrower defaults compared to none in 2004. The Company maintained a $419,000 reserve related to these guarantees as of June 30, 2005 compared with a reserve of $45,000 as of December 31, 2004.

In the ordinary course of business, the Company sells loans with recourse where a defect occurred in the loan origination process. This recourse is considered a guarantee to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of June 30, 2005 and December 31, 2004, the Company had loans sold with recourse with an outstanding principal balance of $12.3 billion and $11.4 billion, respectively. Repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has not recorded a reserve.

Contingencies. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names as defendants the Company and three of its executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. The Company believes that these claims are without merit and intends to vigorously defend against them.

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

In July 2004, an employee of NovaStar Home Mortgage, Inc. (“NHMI”), a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California. The plaintiff brought this class and collective action on behalf of herself and all past and present employees of NHMI and NMI who were employed since May 1, 2000 in the capacity generally described as Loan Officer. The plaintiff alleged that NHMI and NMI failed to pay her and the members of the class she purported to represent overtime premium and minimum wage as required by the Fair Labor Standards Act (“FSLA”) and California state laws for the period commencing May 1, 2000. In 2005, the plaintiff and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers nationwide. The settlement, which is subject to court approval, covers all minimum wage and overtime claims going back to July 30, 2001, and includes the dismissal with prejudice of the claims against NMI. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $1.5 million to $1.9 million. In accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.5 million in 2004.

In addition to those matters listed above, the Company is currently party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, claims seeking to rescind mortgage insurance coverage, as well as class action and individual claims for violations of the Real Estate Settlement Procedures Act, FSLA, federal and state laws prohibiting employment discrimination and federal and state licensing and consumer protection laws. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

In April 2004, the Company also received notice of an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company has cooperated fully with the Commission’s inquiry and provided it with the requested information. The Company last provided information to the Commission in October 2004. The Company has received no additional requests or inquiries from the Commission since that time.

The Company recently discovered that they may have inadvertently sold up to approximately 50,000 shares under their 401(k) plan and up to approximately 287,000 shares under their Direct Stock Purchase and Dividend Reinvestment Plan in the last twelve months in a manner that may not have complied with the registration requirements of applicable securities laws. As a result, the holders of unregistered shares may have rescission rights or the right to recover damages if they no longer own such shares. As a result, the Company could be required to repurchase the shares for an amount equal to the sale price of all shares sold less dividends paid, which the Company currently estimates to be $12.8 million, exclusive of any interest or other costs. This amount could be higher if it is ultimately determined that additional unregistered shares were sold. Furthermore, the Company could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

Note 9. Issuance of Capital Stock

The Company sold 1,136,524 shares of its common stock during the six months ended June 30, 2005 under its Direct Purchase and Dividend Reinvestment Plan. Net proceeds of $43.7 million were raised under these sales of common stock.

During the six months ended June 30, 2005, 70,107 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.5 million were received under these issuances.

On June 2, 2005, the Company completed a public offering of 1,725,000 shares of its common stock at $35 per share. The Company raised $57.9 million in net proceeds from this offering.

Note 10. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the six and three months ended June 30, 2005 and 2004 (in thousands).

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Net income	$74,722	$66,551	$39,519	$35,626
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities—available-for-sale	61,045	(44,105)	30,629	(28,661)
Change in unrealized loss on derivative instruments used in cash flow hedges, net of related tax effects	—	(3)	—	100
Impairment on mortgage securities —available-for-sale reclassified to earnings	1,738	6,117	126	6,117
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	109	2,198	—	400
Other amortization	—	(26)	—	—

Other comprehensive income (loss)	62,892	(35,819)	30,755	(22,044)

Total comprehensive income	$137,614	$30,732	$70,274	$13,582

Note 11. Branch Operations

As the demand for conforming loans declined significantly during 2004 and into 2005, many branches have not been able to generate sufficient mortgage loan volume to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with the Company. The Company has also terminated branches when loan production results were substandard. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The discontinued operations apply to the branch operations segment presented in Note 12. The operating results for these discontinued operations have been segregated from the continuing operating results of the Company. The operating results of all discontinued operations are summarized as follows (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Fee income	$8,194	$59,210	$1,319	$30,229
General and administrative expenses	(9,906)	(65,394)	(1,309)	(33,711)

(Loss) income before income tax (benefit) expense	(1,712)	(6,184)	10	(3,482)
Income tax (benefit) expense	(659)	(2,381)	4	(1,341)

(Loss) income from discontinued operations	$(1,053)	$(3,803)	$6	$(2,141)

As of June 30, 2005, the Company has $0.6 million in cash, $0.1 million in receivables included in other assets and $0.7 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets. As of December 31, 2004, the Company had $2.2 million in cash, $1.6 million in receivables included in other assets and $3.8 million in payables included in accounts payable and other liabilities pertaining to discontinued operations.

Note 12. Segment Reporting

The Company reviews, manages and operates its business in three segments. These business segments are: mortgage portfolio management, mortgage lending and loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated management costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service the Company’s on and off-balance sheet loans. Branch operations include the collective income generated by the Company’s wholly-owned subsidiary, NHMI, brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in the branch operations segment. Branches that have terminated in 2004 and in the first and second quarters of 2005 have been segregated from the results of the ongoing operations of the Company for the six and three months ended June 30, 2005 and 2004. Following is a summary of the operating results of the Company’s primary operating units for the six and three months ended June 30, 2005 and 2004 (in thousands):

For the Six Months Ended June 30, 2005

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$91,477	$41,512	$198	$(1)	$133,186
Interest expense	11,025	26,691	68	(4,155)	33,629

Net interest income before provision for credit losses	80,452	14,821	130	4,154	99,557
Provision for credit losses	(719)	—	—	—	(719)
Gains on sales of mortgage assets	291	42,243	—	8,237	50,771
Fee income	—	15,878	34,528	(18,659)	31,747
Gains on derivative instruments	523	6,230	—	—	6,753
Impairment on mortgage securities – available- for-sale	(1,738)	—	—	—	(1,738)
Other income (expense)	10,311	63	45	(4,007)	6,412
General and administrative expenses	(7,754)	(82,822)	(37,508)	8,877	(119,207)

Income (loss) from continuing operations before income tax expense (benefit)	81,366	(3,587)	(2,805)	(1,398)	73,576
Income tax expense (benefit)	—	(1,220)	(1,094)	115	(2,199)

Income (loss) from continuing operations	81,366	(2,367)	(1,711)	(1,513)	75,775
Loss from discontinued operations, net of income tax	—	—	(818)	(235)	(1,053)

Net income (loss)	$81,366	$(2,367)	$(2,529)	$(1,748)	$74,722

For the Six Months Ended June 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$69,123	$34,930	$—	$(18)	$104,035
Interest expense	9,434	16,358	36	(4,378)	21,450

Net interest income (loss) before provision for credit losses	59,689	18,572	(36)	4,360	82,585
Provision for credit losses	(661)	—	—	—	(661)
Gains on sales of mortgage assets	409	59,891	—	16,654	76,954
Fee income	—	14,703	35,841	(21,385)	29,159
Gains on derivative instruments	582	1,135	—	—	1,717
Impairment on mortgage securities – available- for-sale	(6,117)	—	—	—	(6,117)
Other income (expense)	8,919	(3,831)	20	(4,075)	1,033
General and administrative expenses	(3,604)	(69,706)	(36,387)	5,202	(104,495)

Income (loss) from continuing operations before income tax expense (benefit)	59,217	20,764	(562)	756	80,175
Income tax expense (benefit)	—	9,776	(219)	264	9,821

Income (loss) from continuing operations	59,217	10,988	(343)	492	70,354
Loss from discontinued operations, net of income tax	—	—	(1,584)	(2,219)	(3,803)

Net income (loss)	$59,217	$10,988	$(1,927)	$(1,727)	$66,551

For the Three Months Ended June 30, 2005

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$49,701	$21,310	$119	$1	$71,131
Interest expense	5,001	14,380	28	(2,387)	17,022

Net interest income before provision for credit losses	44,700	6,930	91	2,388	54,109
Provision for credit losses	(100)	—	—	—	(100)
Gains on sales of mortgage assets	177	28,497	—	3,851	32,525
Fee income	—	7,235	18,285	(10,149)	15,371
Gains (losses) on derivative instruments	575	(8,423)	—	—	(7,848)
Impairment on mortgage securities – available- for-sale	(126)	—	—	—	(126)
Other income (expense)	5,059	996	29	(2,317)	3,767
General and administrative expenses	(4,581)	(41,497)	(20,238)	5,066	(61,250)

Income (loss) from continuing operations before income tax benefit	45,704	(6,262)	(1,833)	(1,161)	36,448
Income tax benefit	—	(2,253)	(715)	(97)	(3,065)

Income (loss) from continuing operations	45,704	(4,009)	(1,118)	(1,064)	39,513
Income (loss) from discontinued operations, net of income tax	—	—	28	(22)	6

Net income (loss)	$45,704	$(4,009)	$(1,090)	$(1,086)	$39,519

For the Three Months Ended June 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$33,880	$19,804	$—	$(8)	$53,676
Interest expense	4,188	8,647	17	(2,123)	10,729

Net interest income (loss) before provision for credit losses	29,692	11,157	(17)	2,115	42,947
Provision for credit losses	(515)	—	—	—	(515)
Gains on sales of mortgage assets	24	12,959	—	12,191	25,174
Fee income	—	6,932	18,691	(12,881)	12,742
Gains on derivative instruments	1,772	25,343	—	—	27,115
Impairment on mortgage securities – available- for-sale	(6,117)	—	—	—	(6,117)
Other income (expense)	4,738	(2,207)	10	(1,990)	551
General and administrative expenses	(1,655)	(37,056)	(18,832)	1,748	(55,795)

Income (loss) from continuing operations before income tax expense (benefit)	27,939	17,128	(148)	1,183	46,102
Income tax expense (benefit)	—	7,948	(57)	444	8,335

Income (loss) from continuing operations	27,939	9,180	(91)	739	37,767
Loss from discontinued operations, net of income tax	—	—	(960)	(1,181)	(2,141)

Net income (loss)	$27,939	$9,180	$(1,051)	$(442)	$35,626

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the six and three months ended June 30, 2005 and 2004 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Amounts paid to (received from) mortgage portfolio received from (paid to) mortgage lending and loan servicing:
Loan servicing fees	$(147)	$(246)	$(72)	$(116)
Interest income on intercompany debt	4,129	4,342	2,384	2,106
Guaranty, commitment, loan sale and securitization fees	3,619	4,463	1,185	2,451
Interest income on warehouse borrowings	25	—	5	—
Gains on sale of mortgage securities – available-for-sale retained in securitizations	(1,696)	—	(897)	—
Amounts paid to (received from) branch operations received from (paid to) mortgage lending and loan servicing:
Lender premium	8,638	13,625	4,555	7,048
Subsidized fees	—	21	—	—
Interest income on warehouse line	(1)	(18)	1	(8)
Fee income on warehouse line	(1)	(18)	—	(9)

Based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company defers certain nonrefundable fees and direct costs associated with the origination of loans in the branch operations segment which are subsequently brokered to the mortgage lending and servicing segment. The mortgage lending and servicing segment ultimately funds the loans and then sells the loans either through securitizations or outright sales to third parties. The net deferred cost (income) becomes part of the cost basis of the loans and serves to either increase (net deferred income) or decrease (net deferred cost) the gain or loss recognized by the mortgage lending and servicing segment. These transactions are accounted for in the eliminations column of the Company’s segment reporting. The following table summarizes these amounts for the six and three months ended June 30, 2005 and 2004 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Gains on sales of mortgage assets	$874	$4,998	$302	$4,998
Fee income	(11,291)	(18,989)	(5,704)	(11,729)
General & administrative expenses	9,913	13,108	5,212	5,848

Note 13. Earnings Per Share

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$75,775	$70,354	$39,513	$37,767
Dividends on preferred shares	(3,326)	(2,938)	(1,663)	(1,663)

Income from continuing operations available to common shareholders	72,449	67,416	37,850	36,104
(Loss) income from discontinued operations, net of income tax	(1,053)	(3,803)	6	(2,141)

Net income available to common shareholders	$71,396	$63,613	$37,856	$33,963

Denominator:
Weighted average common shares outstanding – basic	28,361	24,817	28,944	24,978

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	28,361	24,817	28,944	24,978
Stock options	341	505	343	399
Restricted stock	7	16	8	—

Weighted average common shares outstanding – dilutive	28,709	25,338	29,295	25,377

Basic earnings per share:
Income from continuing operations	$2.67	$2.83	$1.37	$1.51
Dividends on preferred shares	(0.11)	(0.12)	(0.06)	(0.06)

Income from continuing operations available to common shareholders	2.56	2.71	1.31	1.45
Loss from discontinued operations, net of income tax	(0.04)	(0.15)	—	(0.09)

Net income available to common shareholders	$2.52	$2.56	$1.31	$1.36

Diluted earnings per share:
Income from continuing operations	$2.64	$2.78	$1.35	$1.49
Dividends on preferred shares	(0.11)	(0.12)	(0.06)	(0.07)

Income from continuing operations available to common shareholders	2.53	2.66	1.29	1.42
Loss from discontinued operations, net of income tax	(0.04)	(0.15)	—	(0.08)

Net income available to common shareholders	$2.49	$2.51	$1.29	$1.34

The following restricted stock and stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Number of stock options and restricted stock (in thousands)	119	15	119	71
Weighted average exercise price	$30.59	$33.59	$30.59	$11.85

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company” or “NovaStar Financial”) and the notes thereto as well as NovaStar Financial’s annual report to stockholders and annual report on Form 10-K for the fiscal year ended December 31, 2004.

Safe Harbor Statement

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. (“NovaStar Financial” or “NFI”) and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters. Certain matters discussed in this quarterly report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including our ability to generate sufficient liquidity on favorable terms; the size and frequency of our securitizations; interest rate fluctuations on our assets that differ from our liabilities; increases in prepayment or default rates on our mortgage assets; changes in assumptions regarding estimated loan losses and fair value amounts; changes in origination and resale pricing of mortgage loans; our compliance with applicable local, state and federal laws and regulations and the impact of new local, state or federal legislation or regulations or court decisions on our operations; the initiation of margin calls under our credit facilities; the ability of our servicing operations to maintain high performance standards and maintain appropriate ratings from rating agencies; our ability to expand origination volume while maintaining an acceptable level of overhead; our ability to adapt to and implement technological changes; the stability of residential property values; the outcome of litigation or regulatory actions pending against us; the impact of general economic conditions; and other risk factors set forth below under the heading “Risk Factors”. Other factors not presently identified may also cause actual results to differ. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. It is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

Overview of Performance

During the six and three months ended June 30, 2005, we reported net income available to common shareholders of $71.4 million and $37.9 million, or $2.49 and $1.29 per diluted share, respectively, as compared to $63.6 million and $34.0 million, or $2.51 and $1.34 per diluted share, for the same periods in 2004.

Our net income available to common shareholders was driven largely by the income generated by our mortgage securities—available-for-sale portfolio, which increased from $389.1 million as of June 30, 2004 to $543.9 million as of June 30, 2005. These securities are retained in the securitization of the mortgage loans we originate and purchase. We securitized $3.7 billion and $1.6 billion of mortgage loans for the six and three months ended June 30, 2005, respectively, as compared to $3.1 billion and $1.4 billion for the same periods in 2004. The increased volume of mortgage loans we securitized is directly attributable to the increase in our loan origination and purchase volume. During the six and three months ended June 30, 2005, we originated and purchased $4.3 billion and $2.4 billion, respectively, in nonconforming, residential mortgage loans, compared to $3.8 billion and $2.0 billion for the same periods in 2004. Although we securitized approximately $600 million more of nonconforming, residential mortgage loans for the six months ended June 30, 2005 as compared to the same period in 2004, our net income available to common shareholders increased only $7.8 million as a result of the decline in profit margins in our mortgage lending and loan servicing segment.

Profit margins within our mortgage lending and loan servicing segment continued to tighten in the first and second quarters of 2005 as short-term rates continued to rise while the coupons on the mortgage loans we originated and purchased remained flat from 2004. One-month LIBOR and the two-year swap rate increased from 1.37% and 3.09%, respectively, at June 30, 2004 to 3.34% and 3.98%, respectively, at June 30, 2005 while the weighted average coupon on our nonconforming originations and purchases for the six months ended June 30, 2005 was 7.6% as compared to 7.6% for the same period in 2004. These factors contributed to the whole loan price used in valuing our mortgage securities at the time of securitization to significantly decrease throughout 2004 and into the first six months of 2005, which is directly correlated to the decrease in gains on sales of mortgage loans as a percentage of the loans securitized. For the six months and three months ended June 30, 2005, the weighted average net whole loan price used in the initial valuation of our retained securities was 102.55 and 102.86, respectively, compared to 104.01 and 103.14 for the same periods of 2004. For the six months and three months ended June 30, 2005 the weighted average gain on securitization as a percentage of the collateral securitized was 1.2% and 1.7%, respectively, compared to 2.5% and 1.8% for the same periods of 2004.

As a result of the strong whole-loan pricing environment, we sold $227.2 million in non-conforming mortgage loans to third parties during the six and three months ended June 30, 2005. We recognized a net gain of $4.7 million from these sales. The weighted average price to par of the loans sold was 103.07. There were no non-conforming mortgage loan sales to third parties during 2004.

Additionally, as a result of our interest rate risk management strategies, we recognized gains (losses) on derivative instruments which did not qualify for hedge accounting of $6.8 million and ($7.8) million for the six and three months ended June 30, 2005, respectively, compared to $1.7 million and $27.1 million for the same periods of 2004. During periods of rising rates, these derivative instruments help maintain the net interest margin between our assets and liabilities as well as diminish the effect of changes in general interest rate levels on the market value of our mortgage assets. Of the $6.8 million in gains on derivative instruments for the six months ended June 30, 2005, $5.3 million was related to mark-to-market gains on derivatives transferred into the NMFT Series 2005-1 and 2005-2 securitizations, while $0.4 million was related to mark-to-market gains on derivatives that were still owned by us at June 30, 2005. The remaining difference is attributable to net settlements paid to counterparties.

Summary of Operations and Key Performance Measurements

Our net income is highly dependent upon our mortgage securities—available-for-sale portfolio, which is generated from the securitization of nonconforming loans we have originated and purchased. These mortgage securities represent the right to receive the net future cash flows from a pool of nonconforming loans. Generally speaking, the more nonconforming loans we originate and purchase, the larger our securities portfolio and, therefore, the greater earnings potential. As a result, earnings are related to the volume of nonconforming loans and related performance factors for those loans, including their average coupon, borrower default rate and borrower prepayment rate. Information regarding our lending volume is presented under the heading “Financial Condition as of June 30, 2005 and December 31, 2004—Mortgage Loans.”

The primary function of our mortgage lending operations is to generate nonconforming loans, the majority of which will serve as collateral for our mortgage securities—available-for-sale. While our mortgage lending operations generate sizable revenues in the form of gains on sales of mortgage loans and fee income from borrowers and third party investors, the revenue serves largely to offset the related costs.

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

Known Material Trends

Over the last ten years, the nonconforming lending market has grown from less than $50 billion annually to approximately $530 billion in 2004 as estimated by the National Mortgage News. A significant portion of these loans are made to borrowers who are using equity in their primary residence to consolidate low-balance, installment or consumer debt. The nonconforming market has grown through a variety of interest rate environments. One of the main drivers of growth in this market has been the rise in housing prices which gives borrowers the opportunity to use the equity in their home to consolidate their high interest rate, short-term, non-tax deductible consumer or installment debt into lower interest rate, long-term, often tax deductible mortgage debt. Management estimates that NovaStar Financial has a 1-2% share of the non-conforming loan market. While management cannot predict consumer spending and borrowing habits, nor the future value of the residential home market, historical trends indicate that the market in which we operate is relatively stable and should continue to experience long-term growth.

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

The continued tightening of margins in the mortgage banking industry could continue to impact our profitability. Competitive pressures are holding mortgage loan coupons generally flat while short-term interest rates continue to increase. See the “Overview of Performance” section for discussion regarding the impact this trend has had on recent performance.

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

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $133.2 million and $71.1 million for the six and three months ended June 30, 2005, respectively, compared to $104.0 million and $53.7 million for the same periods of 2004. Net interest income before provision for credit losses from the portfolio was $99.6 million and $54.1 million for the six and three months ended June 30, 2005, respectively, compared to $82.6 million and $42.9 million during the same periods of 2004. See our discussion of interest income under the heading “Results of Operations—Net Interest Income”. See Note 12 to our condensed consolidated financial statements for a summary of operating results for mortgage portfolio management.

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

In certain circumstances, because we enter into interest rate agreements that do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. As a result, we recognized gains (losses) on these derivatives of $6.8 million and ($7.8) million during the six and three months ended June 30, 2005, respectively, compared to $1.7 million and $27.1 million for the same periods in 2004.

Mortgage Lending and Loan Servicing

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities – available-for-sale that we hold in our portfolio. During the six and three months ended June 30, 2005, we originated and purchased $4.3 billion and $2.4 billion, respectively, in nonconforming, residential mortgage loans, compared to $3.8 billion and $2.0 billion for the same periods in 2004. The majority of these loans were retained in our servicing portfolio and serve as collateral for our securities. The loans we originate and purchase are sold, either in securitization transactions or in outright sales to third parties. We securitized $3.7 billion and $1.6 billion of mortgage loans for the six and three months ended June 30, 2005, respectively, as compared to $3.1 billion and $1.4 billion for the same periods in 2004. We sold $227.2 million in non-conforming mortgage loans to third parties during the six and three months ended June 30, 2005. There were no non-conforming mortgage loan sales during 2004. We recognized gains on sales of mortgage assets totaling $50.8 million and $32.5 million during the six and three months ended June 30, 2005, respectively, compared to $77.0 million and $25.2 million during the six and three months ended June 30, 2004, respectively. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty, overcollateralization and other subordinated securities, along with the right to service the loans. See Note 12 to our condensed consolidated financial statements for a summary of operating results for mortgage lending and loan servicing.

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

We underwrite, process, fund and service the nonconforming mortgage loans sourced through our broker network in centralized facilities. Further details regarding the loan originations are discussed under the “Financial Condition as of June 30, 2005 and December 31, 2004—Mortgage Loans”.

A significant risk to our mortgage lending operations is liquidity risk – the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse repurchase agreements. In addition, we have access to facilities secured by our mortgage securities – available-for-sale. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Liquidity and Capital Resources”.

For long-term funding, we pool our mortgage loans and issue asset-backed bonds (“ABB”). Primary bonds – AAA through BBB rated – are issued to the public. We retain the interest-only, prepayment penalty, overcollateralization and other subordinated bonds. We also retain the right to service the loans. Prior to 1999, our ABB transactions were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on our condensed consolidated balance sheets, and no gain was recorded. Beginning in 1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our condensed consolidated financial statements. We do, however, record the value of the securities and servicing rights we retain. Details regarding ABBs we issued can be found in “Financial Condition as of June 30, 2005 and December 31, 2004 – Asset-backed Bonds”.

Loan servicing remains a critical part of our business operation. In the opinion of management, maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about NovaStar Financial products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of fees paid by the borrowers for normal customer service and processing fees. In addition we receive contractual fees approximating 0.50% of the outstanding balance. We serviced $13.6 billion loans as of June 30, 2005 compared to $12.2 billion loans as of December 31, 2004. We recognized $29.5 million and $15.0 million in loan servicing fee income from the securitization trusts during the six and three months ended June 30, 2005, respectively, compared to $18.1 million and $9.7 million for the same periods of 2004. Loan servicing fee income should continue to grow as our servicing portfolio grows. Also, see “Results of Operations—Mortgage Loan Servicing” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NHMI. Prior to 2004, many of these NHMI branches were operated as limited liability companies (“LLC”) in which we owned a minority interest in the LLC and the branch manager was the majority interest holder. In December 2003, we decided to terminate the LLC’s effective January 1, 2004. As of January 1, 2004, continuing branches that formerly operated as LLC’s became wholly-owned operating units of NHMI and their financial results are included in our condensed consolidated financial statements. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. See Note 12 to our condensed consolidated financial statements for a summary of operating results for our branches.

We routinely close branches and branch managers voluntarily terminate their employment with us, which generally results in the branch’s closure. As the demand for conforming loans declined significantly during 2004 and into 2005, many branches were not able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers voluntarily terminated employment with us. We have also terminated many branches when loan production results were substandard. In these terminations, the branch and all operations are eliminated. Note 11 to our condensed consolidated financial statements provides detail regarding the impact of the discontinued operations and modifications to our branch program.

The branch business provides an additional source for mortgage loan originations that, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the six and three months ended June 30, 2005, our branches brokered $882.0 million and $400.7 million in nonconforming loans, respectively, compared to $1.9 billion and $1.1 billion during the same periods in 2004. Of these brokered nonconforming loans, we funded $448.8 million and $250.4 million during the six and three months ended June 30, 2005, respectively compared to $872.1 million and $460.3 million during the same periods in 2004.

Following is a diagram of the industry in which we operate and our loan production including nonconforming and conforming during the first six months of 2005 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties as of June 30, 2005 were originated prior to 2005, but due to timing were not yet securitized or sold at the end of 2004. Loans originated and purchased during the first six months of 2005 that we have not securitized or sold to unrelated parties as of June 30, 2005 are included in our mortgage loans held-for-sale.
(B)	The AAA-BBB rated securities from the NMFT Series 2005-1 and 2005-2 securitizations were purchased by bond investors during the first six months of 2005.
(C)	The excess cash flow and subordinated bonds retained by NovaStar Financial are from the NMFT Series 2005-1 and 2005-2 securitization transactions, which occurred during the first six months of 2005.

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

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate and purchase in pools to serve as collateral for asset-backed bonds that are issued to the public. In a mortgage security securitization (also known as a “Resecuritization”), we combine mortgage securities—available-for-sale retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities—available-for-sale are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a loan securitization, we do retain the right to service the underlying mortgage loans and we also retain certain mortgage securities—available-for-sale issued by the trust (see Mortgage Securities – Available-for-Sale below). As previously discussed, the gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities—available-for-sale transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

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

For purposes of valuing our mortgage securities—available-for-sale, it is important to know that in recent securitization transactions we not only have transferred loans to the trust, but we have also transferred interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction we enter into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

In valuing our mortgage securities—available-for-sale it is also important to understand what portion of the underlying mortgage loan collateral is covered by mortgage insurance. The trust legally assumes the responsibility to pay the mortgage insurance premiums and the rights to receive claims for credit losses. Therefore, we have no obligation to pay these insurance premiums. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. This information is significant for valuation as the mortgage insurance significantly reduces the credit losses born by the owner of the loan. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities—available-for-sale consider this risk. We discuss mortgage insurance premiums under the heading “Results of Operations—Premiums for Mortgage Loan Insurance”.

For the six months and three months ended June 30, 2005, the weighted average net whole loan price used in the initial valuation of our retained securities was 102.55 and 102.86, respectively, compared to 104.01 and 103.14 for the same periods of 2004. The weighted average initial implied discount rate for the six and three months ended June 30, 2005 was 14% and 13%, respectively, compared to 22% and 24% for the same periods of 2004. As discussed in “Overview of Performance”, the increase in short-term interest rates has caused the whole loan price used in the initial valuation of our retained securities to decrease. If the whole loan market price used in the initial valuation of our mortgage securities—available-for-sale for the six and three months ended June 30, 2005 had increased or decreased by 50 basis points, the initial value of our mortgage securities—available-for-sale and the gain we recognized would have increased or decreased by $18.7 million and $8.3 million, respectively. Information regarding the assumptions we used is discussed under “Mortgage Securities – Available-for-Sale” below.

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

Mortgage Securities – Available-for-Sale. Our mortgage securities – available-for-sale represent beneficial interests we retain in mortgage loan securitization transactions. The beneficial interests we retain in these securitization transactions primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

•	The interest spread between the coupon on the underlying loans and the cost of financing.
•	Prepayment penalties received from borrowers who payoff their loans early in their life.
•	Overcollateralization and other subordinated securities, which are designed to protect the primary bondholder from credit loss on the underlying loans.

The cash flows we receive are highly dependent upon the interest rate environment. The interest rates on the bonds issued by the securitization trust are indexed to short-term interest rates, while the coupons on the pool of loans held by the securitization trust are less interest sensitive. As a result, as rates rise and fall, our cash flows will fall and rise, because the cash we receive on our mortgage securities – available-for-sale is dependent on this interest rate spread. As our cash flows fall and rise, this will decrease or increase the value of our mortgage securities – available-for-sale. Additionally, the cash flows we receive are dependent on the default and prepayment experience of the borrowers of the underlying mortgage security collateral. Increasing or decreasing cash flows will increase or decrease the yield on our securities.

We believe the accounting estimates related to the valuation of our mortgage securities—available-for-sale and establishing the rate of income recognition on mortgage securities—available-for-sale are “critical accounting estimates” because they can materially affect net income and stockholders’ equity and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our mortgage securities—available-for-sale. We use internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities—available-for-sale. We believe the value of our mortgage securities—available-for-sale is fair, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require write-downs of the residual assets. Impairments would reduce income in future periods when deemed other-than-temporary.

As payments are received, they are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using internally developed models. We prepare analyses of the yield for each security using a range of these assumptions. The accretable yield used in recording interest income is generally set within a range of base assumptions. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

At each reporting period subsequent to the initial valuation of the retained securities, the fair value of mortgage securities—available-for-sale is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities—available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the six and three months ended June 30, 2005, we recorded an impairment loss of $1.7 million and $0.1 million, respectively, compared to $6.1 million and $6.1 million during the same periods of 2004. The impairments were a result of the increase in short-term interest rates during 2004 and the first six months of 2005. While we do use forward yield curves in valuing our securities, the increase in two-year and three-year swap rates during 2004 and the first six months of 2005 was greater than the forward yield curve had anticipated, thus causing a greater than expected decline in value. See Table 3 for a quarterly summary of the cost basis, unrealized gain and fair value of our mortgage securities—available-for-sale.

During 2005, our average security yield has increased to 34.2% and 36.2% for the six and three months ended June 30, 2005, respectively, from 33.4% and 32.4% for the same periods of 2004. The increase is a result of lower than expected credit losses we are experiencing on the loans underlying our mortgage securities, which has led us to adjust the credit loss assumptions on certain securities. The low credit losses can be attributed primarily to the substantial rise in housing prices in recent years. The positive impact of low credit losses has been able to offset the negative impact of the increase in short-term interest rates and prepayment rates. Mortgage securities – available-for-sale income has increased from $65.3 million and $32.1 million for the six and three months ended June 30, 2004, respectively, to $89.0 million and $48.6 million for the same periods of 2005 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2005 had increased by 10%, net income during the six and three months ended June 30, 2005 would have increased by $33.8 million and $21.1 million, respectively. If the rates used to accrue income on our mortgage securities during 2005 had decreased by 10%, net income during the six and three months ended June 30, 2005 would have decreased by $14.6 million and $5.3 million, respectively.

As of June 30, 2005, the weighted average discount rate used in valuing our mortgage securities—available-for-sale was 18% as compared to 22% as of December 31, 2004. The weighted-average constant prepayment rate used in valuing our mortgage securities – available-for-sale as of June 30, 2005 was 44 versus 39 as of December 31, 2004. If the discount rate used in valuing our mortgage securities—available-for-sale as of June 30, 2005 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by $28.0 million. If we had decreased the discount rate used in valuing our mortgage securities—available-for-sale by 5%, the value of our mortgage securities—available-for-sale would have increased by $31.1 million.

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

Derivative Instruments and Hedging Activities. Our strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk). Our primary goals for managing interest rate risk are to maintain the net interest margin spread between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. We primarily enter into interest rate swap agreements and interest rate cap agreements to manage our sensitivity to changes in market interest rates. The interest rate agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

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

Financial Condition as of June 30, 2005 and December 31, 2004

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated and purchased, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third-party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans held-for-sale and short-term borrowings between December 31, 2004 and June 30, 2005 are dependent on loans we have originated and purchased during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production is critical to our financial results. The loans we produce serve as collateral for our mortgage securities—available-for-sale and generate gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for the first two quarters of 2005 and all of 2004. We discuss our cost of production under “Results of Operations—General and Administrative Expenses”. Also, details regarding mortgage loans securitized and the gains recognized during the first six months of 2005 and all of 2004 can be found in Table 9.

Table 1 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2005:
First quarter	13,100	$1,947,851	$148,691	101.2%	82%	629	7.6%	66%
Second Quarter	15,288	2,357,632	154,215	101.1	82	632	7.6	64

Total	28,388	$4,305,483	$151,666	101.2%	82%	631	7.6%	65%

2004:
First Quarter	12,137	$1,783,119	$146,916	101.3%	82%	622	7.4%	74%
Second Quarter	13,400	1,978,801	147,672	101.2	83	621	7.7	74
Third Quarter	15,825	2,427,412	153,391	101.4	82	621	7.7	74
Fourth Quarter	14,612	2,235,029	152,711	101.3	82	625	7.7	68

Total	55,974	$8,424,361	$150,505	101.3%	82%	622	7.6%	72%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued (that are not accounted for as sales) and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of June 30, 2005 was $48.6 million compared to $59.5 million as of December 31, 2004.

Premiums to brokers are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold. To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate and purchase mortgage loans with prepayment penalties.

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

Table 2 — Carrying Value of Mortgage Loans

(dollars in thousands)

	June 30, 2005	December 31, 2004
Held-in-portfolio:
Current principal	$48,482	$58,859

Premium	$954	$1,175

Coupon	10.0%	10.0%

Held-for-sale:
Current principal	$1,036,315	$719,904

Premium	$11,101	$6,760

Coupon	7.5%	7.7%

Percent with prepayment penalty	62%	65%

Mortgage Securities – Available-for-Sale. Since 1998, we have pooled the majority of the loans we have originated or purchased to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain excess interest, prepayment penalty and subordinated principal securities. Additionally, we service the loans sold in these securitizations. See “Mortgage Servicing Rights” below. As of June 30, 2005 and December 31, 2004, the fair value of our mortgage securities – available-for-sale was $543.9 million and $489.2 million, respectively. During the first six months of 2005 and 2004 we executed securitizations totaling $3.7 billion and $3.1 billion, respectively, in mortgage loans and retained mortgage securities with a cost basis of $146.2 million and $159.4 million, respectively. See Note 4 to the condensed consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

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

In estimating the fair value of our mortgage securities – available-for-sale, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. The cash flows we receive on our mortgage securities – available-for-sale will be the net of the gross coupon and the bond cost less administrative costs (servicing and trustee fees) and the cost of mortgage insurance. Additionally, if the trust is a party to interest rate agreements, our cash flow will include (exclude) payments from (to) the interest rate agreement counterparty. Table 3 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities – available-for-sale.

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

The operating performance of our mortgage securities – available-for-sale portfolio, including net interest income and effects of hedging are discussed under “Results of Operations.”

Table 3 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions

(dollars in thousands)

				Current Assumptions			Assumptions at Trust Securitization
	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
June 30, 2005:
NMFT 1999-1
Subordinated securities	$7,389	$3	$7,392	5%	32%	5.0%	17%	30%	2.5%

NMFT 2000-1
Interest-only	471	837	1,308
Prepayment penalty	—	—	—
Subordinated securities	201	37	238

	672	874	1,546	15	37	1.4	15	27	1.0
NMFT 2000-2
Interest-only	—	1,200	1,200
Prepayment penalty	—	41	41
Subordinated securities	—	122	122

	—	1,363	1,363	15	37	1.0	15	28	1.0
NMFT 2001-1
Interest-only	—	683	683
Prepayment penalty	—	66	66
Subordinated securities	—	858	858

	—	1,607	1,607	20	43	1.1	20	28	1.2
NMFT 2001-2
Interest-only	—	2,630	2,630
Prepayment penalty	—	248	248
Subordinated securities	—	2,684	2,684

	—	5,562	5,562	20	35	0.7	25	28	1.2
NMFT 2002-1
Interest-only	883	1,374	2,257
Prepayment penalty	131	181	312
Subordinated securities	—	3,211	3,211

	1,014	4,766	5,780	20	40	0.7	20	32	1.7
NMFT 2002-2
Interest-only	1,587	75	1,662
Prepayment penalty	—	219	219
Subordinated securities	2,886	966	3,852

	4,473	1,260	5,733	20	43	1.4	25	27	1.6

				Current Assumptions			Assumptions at Trust Securitization
	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
NMFT 2002-3
Interest-only	4,684	—	4,684
Prepayment penalty	—	740	740
Subordinated securities	4,961	3,636	8,597

	9,645	4,376	14,021	20	43	0.4	20	30	1.0
NMFT 2003-1
Interest-only	10,037	—	10,037
Prepayment penalty	1,163	829	1,992
Subordinated securities	16,794	13,612	30,406

	27,994	14,441	42,435	20	41	1.1	20	28	3.3
NMFT 2003-2
Interest-only	8,551	7,477	16,028
Prepayment penalty	1,450	1,600	3,050
Subordinated securities	3,588	6,333	9,921

	13,589	15,410	28,999	20	42	0.7	28	25	2.7
NMFT 2003-3
Interest-only	11,108	7,382	18,490
Prepayment penalty	2,063	3,426	5,489
Subordinated securities	9,221	6,281	15,502

	22,392	17,089	39,481	20	42	0.8	20	22	3.6
NMFT 2003-4
Interest-only	14,037	3,220	17,257
Prepayment penalty	1,407	5,199	6,606
Subordinated securities	—	9,942	9,942

	15,444	18,361	33,805	20	49	1.1	20	30	5.1
NMFT 2004-1
Interest-only	23,267	2,020	25,287
Prepayment penalty	2,110	6,996	9,106
Subordinated securities	—	11,622	11,622

	25,377	20,638	46,015	20	49	1.7	20	33	5.9
NMFT 2004-2
Interest-only	18,644	4,162	22,806
Prepayment penalty	2,064	6,647	8,711
Subordinated securities	4,675	7,771	12,446

	25,383	18,580	43,963	20	49	1.9	26	31	5.1

	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
NMFT 2004-3 (B)	57,697	11,378	69,075	19	48	2.5	19	34	4.5

NMFT 2004-4 (B)	60,451	6,302	66,753	20	45	2.6	26	35	4.0

NMFT 2005-1 (B)	72,045	1	72,046	15	42	3.2	15	37	3.6

NMFT 2005-2 (B)	58,334	1	58,335	13	39	2.1	13	39	2.1

Total	$401,899	$142,012	$543,911

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B)	The interest-only, prepayment penalty and subordinated securities are packaged in one bond.

	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
December 31, 2004:
NMFT 1999-1
Subordinated securities	$7,001	$—	$7,001	17%	33%	4.8%	17%	30%	2.5%

NMFT 2000-1
Interest-only	—	352	352
Prepayment penalty	—	28	28
Subordinated securities	681	158	839

	681	538	1,219	15	46	1.2	15	27	1.0
NMFT 2000-2
Interest-only	—	2,019	2,019
Prepayment penalty	—	105	105
Subordinated securities	—	166	166

	—	2,290	2,290	15	34	1.0	15	28	1.0

NMFT 2001-1
Interest-only	—	2,262	2,262
Prepayment penalty	—	161	161
Subordinated securities	—	688	688

	—	3,111	3,111	20	37	1.1	20	28	1.2

NMFT 2001-2
Interest-only	—	6,182	6,182
Prepayment penalty	—	458	458
Subordinated securities	—	1,961	1,961

	—	8,601	8,601	25	33	0.8	25	28	1.2

NMFT 2002-1
Interest-only	3,553	242	3,795
Prepayment penalty	111	457	568
Subordinated securities	1,314	5,413	6,727

	4,978	6,112	11,090	20	42	0.9	20	32	1.7

NMFT 2002-2
Interest-only	2,713	—	2,713
Prepayment penalty	151	251	402
Subordinated securities	2,184	1,391	3,575

	5,048	1,642	6,690	25	40	1.4	25	27	1.6

	Cost	Unrealized Gain	Estimated Fair Value of Mortgage Securities	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses	Discount Rate	Constant Prepayment Rate	(A) Expected Credit Losses
NMFT 2002-3
Interest-only	8,148	—	8,148
Prepayment penalty	509	686	1,195
Subordinated securities	2,387	3,131	5,518

	11,044	3,817	14,861	20	41	0.7	20	30	1.0
NMFT 2003-1
Interest-only	17,963	363	18,326
Prepayment penalty	2,316	956	3,272
Subordinated securities	11,783	3,912	15,695

	32,062	5,231	37,293	20	39	1.8	20	28	3.3
NMFT 2003-2
Interest-only	15,404	2,422	17,826
Prepayment penalty	4,089	2,133	6,222
Subordinated securities	2,487	3,368	5,855

	21,980	7,923	29,903	28	38	1.5	28	25	2.7

NMFT 2003-3
Interest-only	20,825	3,449	24,274
Prepayment penalty	5,108	3,427	8,535
Subordinated securities	6,842	2,363	9,205

	32,775	9,239	42,014	20	37	1.6	20	22	3.6

NMFT 2003-4
Interest-only	21,466	5,480	26,946
Prepayment penalty	4,994	5,408	10,402
Subordinated securities	—	6,839	6,839

	26,460	17,727	44,187	20	44	1.7	20	30	5.1

NMFT 2004-1
Interest-only	35,731	—	35,731
Prepayment penalty	6,816	5,968	12,784
Subordinated securities	—	1,335	1,335

	42,547	7,303	49,850	20	43	3.5	20	33	5.9

NMFT 2004-2
Interest-only	31,062	—	31,062
Prepayment penalty	5,313	4,814	10,127
Subordinated securities	3,481	881	4,362

	39,856	5,695	45,551	26	41	3.8	26	31	5.1

NMFT 2004-3 (B)	89,442	—	89,442	19	39	3.9	19	34	4.5

NMFT 2004-4 (B)	96,072	—	96,072	26	36	3.7	26	35	4.0

Total	$409,946	$79,229	$489,175

(A) Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

(B) The interest-only, prepayment penalty and subordinated securities are packaged in one bond.

The following table summarizes the cost basis, unrealized gain and fair value of our mortgage securities—available-for-sale grouped by year of issue. For example, under the “Year of Issue for Mortgage Securities Retained” column, the year 2003 is a combination of NMFT Series 2003-1, NMFT Series 2003-2, NMFT Series 2003-3 and NMFT Series 2003-4.

Table 4 — Summary of Mortgage Securities – Available-for-Sale Retained by Year of Issue

(in thousands)

Year of Issue for Mortgage Securities Retained	2005
	As of June 30			As of March 31
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$7,389	$3	$7,392	$7,150	$32	$7,182
2000	672	2,237	2,909	800	2,307	3,107
2001	—	7,169	7,169	—	9,129	9,129
2002	15,132	10,402	25,534	19,112	12,283	31,395
2003	79,419	65,301	144,720	91,112	54,209	145,321
2004	168,908	56,898	225,806	213,694	33,297	246,991
2005	130,379	2	130,381	87,453	—	87,453

Total	$401,899	$142,012	$543,911	$419,321	$111,257	$530,578

Year of Issue for Mortgage Securities Retained	2004
	As of December 31			As of September 30			As of June 30			As of March 31
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$7,001	$—	$7,001	$6,818	$—	$6,818	$6,597	$—	$6,597	$6,353	$185	$6,538
2000	681	2,828	3,509	539	3,046	3,585	412	5,161	5,573	1,298	8,194	9,492
2001	—	11,712	11,712	—	16,064	16,064	321	20,910	21,231	233	27,579	27,812
2002	21,070	11,571	32,641	23,978	14,181	38,159	29,202	14,067	43,269	36,201	18,899	55,100
2003	113,277	40,120	153,397	142,796	28,458	171,254	184,097	8,841	192,938	226,676	16,090	242,766
2004	267,917	12,998	280,915	218,898	7,709	226,607	118,684	758	119,442	60,961	1,334	62,295

Total	$409,946	$79,229	$489,175	$393,029	$69,458	$462,487	$339,313	$49,737	$389,050	$331,722	$72,281	$404,003

Mortgage Securities – Trading. Mortgage securities – trading consists of mortgage securities purchased by us that we intend to sell in the near term. These securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. As of December 31, 2004, mortgage securities—trading consisted of an adjustable-rate mortgage-backed security with a fair market value of $143.2 million. For the year ended December 31, 2004, we recorded no gains or losses related to the security. As of December 31, 2004, we had pledged the security as collateral for financing purposes. During the first quarter of 2005, we sold this security. No gain or loss was recognized on this security during the six months ended June 30, 2005.

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale” above, we retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of June 30, 2005, we have $49.7 million in capitalized mortgage servicing rights compared with $42.0 million as of December 31, 2004. The carrying value of the mortgage servicing rights we retained in our securitizations during the first six months of 2005 and 2004 was $20.4 million and $13.9 million, respectively. Amortization of mortgage servicing rights was $12.7 million and $7.0 million for the six and three months ended June 30, 2005, respectively, compared to $7.1 million and $3.9 million for the same periods of 2004.

Servicing Related Advances. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage and aggregated $20.9 million as of June 30, 2005 compared with $20.2 million as of December 31, 2004.

Property and equipment, net. Property and equipment primarily includes office and computer equipment, furniture and fixtures and leasehold improvements. Property and equipment, net decreased to $14.8 million as of June 30, 2005 from $15.5 million as of December 31, 2004.

Derivative Instruments, net. Derivative instruments, net decreased from $18.8 million at December 31, 2004 to $12.9 million at June 30, 2005. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Other Assets. Included in other assets are receivables from securitizations, warehouse loans receivable, tax assets and other miscellaneous assets. Our receivables from securitizations were $8.1 million and $4.8 million at June 30, 2005 and December 31, 2004, respectively. These receivables represent cash due to us on our mortgage securities—available-for-sale. As of June 30, 2005 we had warehouse loans receivable of $11.5 million, compared to $5.9 as of December 31, 2004. In 2004, we began lending to independent mortgage loan brokers in an effort to strengthen our relationships with these brokers and, in turn, increase our nonconforming loan production. As of June 30, 2005, we had a deferred tax asset of $13.9 million compared to $11.2 million as of December 31, 2004. As of June 30, 2005, we had a current tax receivable of $17.3 million compared to $17.2 million as of December 31, 2004.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity issuances, financing activities and cash flows from other operating and investing activities. As shown in Table 5, we have $343.4 million in immediately available funds as of June 30, 2005. We have borrowed approximately $1.1 billion of the $3.7 billion in mortgage securities and mortgage loans repurchase facilities, leaving approximately $2.6 billion available to support the mortgage lending and mortgage portfolio operations. See “Liquidity and Capital Resources” for a further discussion of liquidity risks and resources available to us.

Table 5 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$317,591
Mortgage securities and mortgage loans repurchase facilities.	$3,650,000	$1,080,685	$1,054,889	25,796
Other.	50,000	9,992	9,992	—

Total.	$3,700,000	$1,090,677	$1,064,881	$343,387

Asset-backed Bonds. During 1997 and 1998, we completed the securitization of loans in transactions that were structured as financing arrangements for accounting purposes. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in NHES 97-01 and 25% for the loans in NHES 97-02, 98-01 and 98-02. While the principal balances have fallen below the required thresholds, we have not exercised our right to repurchase any loans and repay bond obligations. As of June 30, 2005 and December 31, 2004, we had asset-backed bonds secured by mortgage loans outstanding of $43.2 million and $53.5 million, respectively.

During the first six months of 2005, we issued asset-backed bonds, Net Interest Margin Securities, totaling $130.9 million. This NIM is secured by the interest-only, prepayment penalty and subordinated mortgage securities of our mortgage securities – available-for-sale and is a form of long-term financing. The resecuritization was structured as a secured borrowing for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was considered a financing for the mortgage securities—available-for-sale transferred. Therefore, the mortgage securities are recorded as assets and the asset-backed bonds are recorded as debt. As of June 30, 2005 and December 31, 2004 we had asset-backed bonds secured by mortgage securities – available-for-sale outstanding of $286.6 million and $336.4 million, respectively.

Junior subordinated debentures. During 2005, we issued unsecured floating rate trust preferred securities to obtain low cost long-term funds. The trust preferred securities are redeemable, at our option, in whole or in part, anytime without penalty on or after March 15, 2010, but are mandatorily redeemable when they mature on March 15, 2035. As of June 30, 2005, our liability related to the junior subordinated debentures was $48.5 million. See Note 6 to our condensed consolidated financial statements for additional detail regarding this transaction.

Dividends Payable. As of June 30, 2005, our dividends payable was $42.9 million compared to $73.4 million as of December 31, 2004. The number of common shares outstanding as of the end of the period and the dividend declared per common share determines the amount of this liability.

Due to securitization trusts. Due to securitization trusts represents the fair value of the loans we have the right to repurchase from the securitization trusts. The servicing agreements we execute for loans we have securitized include a removal of accounts provision which gives us the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. As of June 30, 2005 and December 31, 2004, our liability related to this provision was $26.7 million and $20.9 million, respectively.

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities are accrued payroll, interest rate cap agreements premium payable, lease obligations and other liabilities. Our accrued payroll decreased from $24.5 million at December 31, 2004 to $23.9 million at June 30, 2005. Our payable regarding interest rate cap agreement premiums increased from $1.9 million at December 31, 2004 to $5.8 million at June 30, 2005 because we have purchased more interest rate cap agreements as a result of the current and expected interest rate environment. Our lease obligations and deferred lease incentive increased to $5.5 million at June 30, 2005 from $5.2 million at December 31, 2004.

Stockholders’ Equity. The increase in our stockholders’ equity as of June 30, 2005 compared to December 31, 2004 is a result of the following increases and decreases.

Stockholders’ equity increased by:

•	$101.6 million due to issuance of common stock

•	$74.7 million due to net income recognized for the six months ended June 30, 2005

•	$61.0 million due to increase in unrealized gains on mortgage securities classified as available-for-sale

•	$1.7 million due to impairment on mortgage securities – available for sale reclassified to earnings

•	$1.1 million due to compensation recognized under stock option plan

•	$0.5 million due to issuance of stock under stock compensation plans

•	$0.1 million due to forgiveness of founders’ notes receivable, and

•	$0.1 million due to net settlements on cash flow hedges reclassified to earnings.

Stockholders’ equity decreased by:

•	$83.3 million due to dividends accrued or paid on common stock, and

•	$3.3 million due to dividends accrued or paid on preferred stock.

Results of Operations

Continuing Operations. During the six and three months ended June 30, 2005, we earned income from continuing operations available to common shareholders of $72.4 million and $37.9 million, or $2.53 and

$1.29 per diluted share, respectively, compared with income from continuing operations available to common shareholders of $67.4 million and $36.1 million, or $2.66 and $1.42 per diluted share, for the same periods of 2004.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fee income and gains on sales from the securitizations of mortgage loans. As discussed under “Overview of Performance,” income from continuing operations available to common shareholders increased during the first six months of 2005 as compared to the same period of 2004 due primarily to higher volumes of average mortgage securities - available-for-sale held as a result of higher mortgage loan originations and purchases securitized. The effects of the higher mortgage security volume are displayed in Table 6. Details regarding higher mortgage loan origination and purchase volumes and gains on securitization of these assets are shown in Tables 1, 8 and 9.

Within our mortgage portfolio management segment, we earned income from continuing operations of $81.4 million and $45.7 million for the six and three months ended June 30, 2005, respectively, compared to $59.2 million and $27.9 million for the same periods of 2004. This increase is primarily attributable to the increase in our net interest income on our mortgage securities - available-for-sale which is driven by the increase in our mortgage securities – available-for-sale retained. Our mortgage lending and loan servicing segment reported (loss) income from continuing operations of $(2.4) million and $(4.0) million for the six and three months ended June 30, 2005, respectively, compared to $11.0 million and $9.2 million for the same periods of 2004. This decrease is primarily attributable to the decrease in profit margins as discussed in “Overview of Performance”. Our branch operations segment reported a loss from continuing operations of $1.7 million and $1.1 million for the six and three months ended June 30, 2005, respectively, compared to $0.3 million and $0.1 million for the same periods of 2004. Note 12 to the condensed consolidated financial statements presents an income statement for our three segments.

Discontinued Operations. As the demand for conforming loans declined significantly during 2004 and into 2005, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers voluntarily terminated employment with us. We also terminated branches when loan production results were substandard. In these terminations, the branch and all operations are eliminated. The operating results for these discontinued operations have been segregated from our on-going operating results. Our (loss) income from discontinued operations net of income tax for the six and three months ended June 30, 2005 was $(1.1) million and approximately $6,000, respectively, compared with $(3.8) million and $(2.1) million for the same periods in 2004. Note 11 to our condensed consolidated financial statements provides detail regarding the impact of the discontinued operations.

Net Interest Income. Our mortgage securities available-for-sale primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to help provide protection to the third-party bondholders from interest rate risk. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change. As discussed under the heading “Mortgage Securities - Available-for-Sale” in the “Critical Accounting Estimates” section, the fact that we adjusted the credit loss assumptions on certain of our mortgage securities - available-for-sale because we have been experiencing much lower than expected credit losses has caused an increase in the average net yield on our securities from 29.7% and 28.7% for the six and three months ended June 30, 2004, respectively, to 30.3% and 32.8% for the same periods of 2005, as shown in Table 6.

While the spreads on our securities have decreased, the overall interest income continues to be high due to the sizeable increase in our mortgage securities - available-for-sale retained. As shown in Tables 6 and 7, the average value of our mortgage securities - available-for-sale increased from $391.8 million and $396.5 million during the six and three months ended June 30, 2004, respectively, to $521.2 million and $537.2 million during the six and three months ended June 30, 2005, respectively. The average balance of mortgage loans collateralizing our securities increased from $7.3 billion and $7.8 billion for the six and three months ended June 30, 2004, respectively, to $11.8 billion and $12.1 billion for the same periods in 2005. We expect to increase the amount of mortgage securities - available-for-sale we own as we securitize the mortgage loans we originate and purchase.

Table 6 is a summary of the interest income and expense related to our mortgage securities – available-for-sale and the related yields as a percentage of the fair market value of these securities for the six and three months ended June 30, 2005 and 2004.

Table 6 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Average fair market value of mortgage securities – available-for-sale	$521,221	$391,780	$537,245	$396,527
Average borrowings	322,497	309,568	289,481	333,926

Interest income	89,036	65,333	48,573	32,137
Interest expense	10,180	7,186	4,573	3,646

Net interest income	$78,856	$58,147	$44,000	$28,491

Yields:
Interest income	34.2%	33.4%	36.2%	32.4%
Interest expense	6.3	4.6	6.3	4.4

Net interest spread	27.9%	28.8%	29.9%	28.0%

Net Yield	30.3%	29.7%	32.8%	28.7%

Net interest income on mortgage loans represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. The net interest income from mortgage loans is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse. Net interest income on mortgage loans before other expense decreased from $24.4 million and $14.5 million for the six and three months ended June 30, 2004, respectively, to $21.7 million and $11.0 million for the same periods in 2005. The decrease is a result of rising short-term rates while the coupons on the mortgage loans we originated and purchased remained flat from 2004.

Future net interest income will be dependent upon the size and volume of our mortgage securities—available-for-sale and loan portfolios and economic conditions.

Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 7 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities – available-for-sale, mortgage loans held-for-sale and mortgage loans held-in-portfolio reflects the income after interest expense, hedging, prepayment penalty income and credit expense (mortgage insurance and credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Our portfolio net interest yield on assets was 1.53% and 1.68% for the six and three months ended June 30, 2005, respectively, as compared to 1.69% and 1.64% for the same periods of 2004. The decrease in yield for the comparable six-month period is a result of the increase in short-term interest rates from 2004 to 2005. The slight increase in yield for the comparable three-month period can be attributed to the lower than expected credit losses which resulted in the lowering of our credit loss assumptions on certain mortgage securities available-for-sale as previously discussed. Table 7 shows the net interest yield in assets under management and the return on assets during the six and three months ended June 30, 2005 and 2004.

Table 7 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities – Available-for-Sale	Mortgage Loans Held-for-Sale	Mortgage Loans Held-in-Portfolio	Total
For the Six Months Ended:
June 30, 2005
Interest income	$89,036	$41,709	$2,441	$133,186
Interest expense:
Short-term borrowings (A)	1,557	21,378	—	22,935
Asset-backed bonds	8,623	—	845	9,468
Cash flow hedging net settlements	—	180	—	180

Total interest expense (B)	10,180	21,558	845	32,583

Mortgage portfolio net interest income before other expense	78,856	20,151	1,596	100,603
Other income (expense) (C)	1,652	(2,524)	(781)	(1,653)

Mortgage portfolio net interest income	$80,508	$17,627	$815	$98,950

Average balance of the underlying loans	$11,830,353	$1,066,092	$52,040	$12,948,485
Net interest yield on assets	1.36%	3.31%	3.13%	1.53%

June 30, 2004
Interest income	$65,333	$34,910	$3,792	$104,035
Interest expense:
Short-term borrowings (A)	2,343	10,992	—	13,335
Asset-backed bonds	4,843	—	691	5,534
Cash flow hedging net settlements	—	1,023	1,558	2,581

Total interest expense (B)	7,186	12,015	2,249	21,450

Mortgage portfolio net interest income before other expense	58,147	22,895	1,543	82,585
Other expense (C)	—	(11,460)	(954)	(12,414)

Mortgage portfolio net interest income	$58,147	$11,435	$589	$70,171

Average balance of the underlying loans	$7,292,642	$918,592	$80,319	$8,291,553
Net interest yield on assets	1.59%	2.49%	1.47%	1.69%

	Mortgage Securities – Available-for-Sale	Mortgage Loans Held-for-Sale	Mortgage Loans Held-in-Portfolio	Total
For the Three Months Ended:
June 30, 2005
Interest income	$48,573	$21,430	$1,128	$71,131
Interest expense:
Short-term borrowings (A)	757	11,115	—	11,872
Asset-backed bonds	3,816	—	428	4,244
Cash flow hedging net settlements	—	—	—	—

Total interest expense (B)	4,573	11,115	428	16,116

Mortgage portfolio net interest income before other expense	44,000	10,315	700	55,015
Other income (expense) (C)	936	(356)	(63)	517

Mortgage portfolio net interest income	$44,936	$9,959	$637	$55,532

Average balance of the underlying loans	$12,123,339	$1,080,136	$49,650	$13,253,125
Net interest yield on assets	1.48%	3.69%	5.13%	1.68%

June 30, 2004
Interest income	$32,137	$19,794	$1,745	$53,676
Interest expense:
Short-term borrowings (A)	1,151	6,237	—	7,388
Asset-backed bonds	2,495	—	327	2,822
Cash flow hedging net settlements	—	304	215	519

Total interest expense (B)	3,646	6,541	542	10,729

Mortgage portfolio net interest income before other expense	28,491	13,253	1,203	42,947
Other expense (C)	—	(5,605)	(663)	(6,268)

Mortgage portfolio net interest income	$28,491	$7,648	$540	$36,679

Average balance of the underlying loans	$7,814,961	$1,057,906	$76,612	$8,949,479
Net interest yield on assets	1.46%	2.89%	2.82%	1.64%

(A) Primarily includes mortgage loan and securities repurchase agreements.

(B) Does not include interest expense related to the junior subordinated debentures.

(C) Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a monthly or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses of $0.2 million and zero related to net settlements of our interest rate agreements classified as cash flow hedges for the six and three months ended June 30, 2005, respectively, compared to $2.6 million and $0.5 million for the same periods of 2004. We received $1.0 million and $1.7 million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the six and three months ended June 30, 2005, respectively. Comparatively, we incurred expenses of $10.2 million and $4.8 million for the six and three months ended June 30, 2004, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

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

During the six and three months ended June 30, 2005 we recognized provision for credit losses of $0.7 million and $0.1 million, respectively, compared with provision for credit losses of $0.7 million and $0.5 million for the six and three months ended June 30, 2004, respectively. We incurred net charge-offs of $0.4 million and $0.2 million for the six and three months ended June 30, 2005, respectively, compared to $1.1 million and $0.8 million for the same periods of 2004.

Fee Income. Fee income primarily consists of broker fees and service fee income. Due to the elimination of the LLC’s and their subsequent inclusion in the condensed consolidated financial statements, branch management fees are eliminated in consolidation.

Broker fees are received from third party investors for placing loans with them and are based on negotiated rates with each lender to whom we broker loans. Revenue is recognized upon loan origination.

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

Overall, fee income increased from $29.2 million and $12.7 million for the six and three months ended June 30, 2004, respectively, to $31.7 million and $15.4 million for the same periods of 2005 primarily due to the increase in our servicing portfolio from $9.6 billion as of June 30, 2004 to $13.6 billion as of June 30, 2005. The increase in fee income as a result of the increase in our servicing portfolio was offset by the decline in broker fees, which resulted from lower retail origination volume placed with third-party investors.

Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments. We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only, prepayment penalty and non-investment grade subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the six and three months ended June 30, 2005 and 2004. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 9 provides a summary of mortgage loans transferred in securitizations.

We sold $227.2 million in non-conforming mortgage loans to third parties during the three months ended June 30, 2005. We recognized a net gain of $4.7 million from these sales. The weighted average price to par of the loans sold was 103.07. There were no non-conforming mortgage loan sales during the first quarter of 2005 or during 2004.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Changes in the fair value of these derivative instruments are credited or charged to current earnings. We recognized gains of $6.8 million and losses of $7.8 million during the six and three months ended June 30, 2005, respectively, compared to gains of $1.7 million and $27.1 million for the same periods of 2004.

Table 8 provides the components of our gains on sales of mortgage assets and gains (losses) on derivative instruments.

Table 8 — Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments

(in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Gains on sales of mortgage loans transferred in securitizations	$45,884	$75,980	$27,748	$24,888
Gains on sales of mortgage loans to third parties – nonconforming	4,724	—	4,724	—
Gains on sales of mortgage loans to third parties – conforming	147	851	—	365
(Losses) gains on sales of real estate owned	16	123	53	(79)

Gains on sales of mortgage assets	50,771	76,954	32,525	25,174
Gains (losses) on derivatives	6,753	1,717	(7,848)	27,115

Net gains on sales of mortgage assets and derivative instruments	$57,524	$78,671	$24,677	$52,289

Table 9 — Mortgage Loan Securitizations

(dollars in thousands)

	Mortgage Loans Transferred in Securitizations
For the Year Ended December 31,	Principal Amount	Net Gain Recognized	Initial Cost Basis of Mortgage Securities	Weighted Average Assumptions Underlying Initial Value of Mortgage Securities – Available-for-Sale
				Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2005:
First quarter	$2,100,000	$18,136	$88,433	37%	15%	3.63%
Second quarter	1,649,289	27,748	57,784	39	13	2.10

Total	$3,749,289	$45,884	$146,217	38%	14%	2.96%

2004:
First quarter	$1,702,658	$51,092	$82,785	32%	20%	5.69%
Second quarter	1,367,430	24,888	76,565	32	24	5.42
Third quarter	2,759,716	46,551	127,572	33	21	4.61
Fourth quarter	2,500,000	21,721	94,911	35	26	3.98

Total	$8,329,804	$144,252	$381,833	33%	22%	4.77%

Table 9 further illustrates the fact that housing prices have enjoyed substantial appreciation in recent years which has resulted in prepayment rates increasing while credit losses are decreasing. Also illustrated by Table 9 is the fact that profit margins are down as the market discount rates we are using to initially value our mortgage securities have declined from 2004.

Even though profit margins are down considerably from 2004, we were able to increase our profit margins from the first quarter of 2005. We recognized a higher net gain as a percentage of the principal amount in the second quarter of 2005 as compared to the first quarter of 2005 as a result of the decrease in short-term interest rates and the decrease in our cost of production in the second quarter of 2005. The net gain recognized in the second quarter of 2005 was 1.68% as compared to 0.86% in the first quarter of 2005.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $2.0 million and $1.0 million for the six and three months ended June 30, 2005, respectively, compared to $1.6 million and $1.0 million for the same periods of 2004. We received mortgage insurance proceeds on claims filed of $0.4 million and $0.2 million for the six and three months ended June 30, 2005, respectively, compared to $1.5 million and $0.4 million for the same periods of 2004.

Some of the mortgage loans that serve as collateral for our mortgage securities—available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities—available-for-sale consider this risk. For the NMFT Series 2005-1 and 2005-2 securitizations, the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 44% and 69% of total principal, respectively. As of June 30, 2005, 48% of the total principal of our securitized loans had mortgage insurance coverage compared to 45% as of December 31, 2004.

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

Other Income, net. Included in other income, net is primarily interest income on our cash accounts and deposits with derivative instrument counterparties (swap margin). Other income, net increased from $2.6 million and $1.5 million for the six and three months ended June 30, 2004, respectively, to $8.4 million and $4.8 million for the same periods of 2005. This increase is a result of higher average cash balances in bank accounts where we earn income on the average collected balances. In addition, we are earning higher rates on these balances due to the increase in short-term interest rates.

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

The increase in general and administrative expenses from $104.5 million and $55.8 million for the six and three months ended June 30, 2004, respectively, to $119.2 million and $61.3 million for the same periods in 2005 is primarily attributable to growth in our wholesale, correspondent and servicing operations. We employed 2,276 people as of June 30, 2005 compared with 2,141 as of June 30, 2004.

Note 12 to the condensed consolidated financial statements presents an income statement for our three segments, setting forth our expenses by segment.

The wholesale loan costs of production table below includes all costs paid and fees collected during the wholesale loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. Increased efficiencies in the nonconforming lending operation correlate to lower general and administrative costs and higher gains on sales of mortgage assets.

Table 10 — Wholesale Loan Costs of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2005:
Second quarter	1.79%	0.68%	2.47%
First quarter	2.11%	0.67%	2.78%

2004:
Fourth quarter	1.95%	0.71%	2.66%
Third quarter	1.68%	0.73%	2.41%
Second quarter	1.71%	0.72%	2.43%
First quarter	1.84%	0.82%	2.66%

The following table is a reconciliation of our wholesale overhead costs included in our cost of wholesale production to general and administrative expenses of the mortgage lending and loan servicing segment as shown in Note 12 to the condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The reconciliation does not address premiums paid to brokers since they are deferred at origination under GAAP and recognized when the related loans are sold or securitized. We believe this presentation of wholesale overhead costs provides useful information to investors regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 11 – Reconciliation of Wholesale Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands, except wholesale overhead as a percentage)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Mortgage lending and loan servicing general and administrative expenses (A)	$82,822	$69,706	$41,497	$37,056
Direct origination costs classified as a reduction in gain-on-sale	21,427	20,744	11,206	11,086
Costs of servicing	(14,711)	(10,267)	(7,823)	(5,160)
Other lending expenses	(17,296)	(21,140)	(7,952)	(12,497)

Wholesale overhead costs	$72,242	$59,043	$36,928	$30,485

Wholesale production, principal (B)	$3,731,459	$3,331,518	$2,061,529	$1,779,547
Wholesale overhead, as a percentage	1.94%	1.77%	1.79%	1.71%

(A)	Mortgage lending and loan servicing general and administrative expenses are presented in Note 12 to the condensed consolidated financial statements.
(B)	Includes loans originated through NovaStar Home Mortgage, Inc. and purchased by our wholesale division in NovaStar Mortgage, Inc. Only the costs borne by our wholesale division are included in the total cost of wholesale production.

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

Below is a summary of the taxable net income available to common shareholders for the six and three months ended June 30, 2005 and 2004.

Table 12 — Taxable Net Income

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	Estimated	Estimated	Estimated	Estimated
Consolidated net income	$74,722	$66,551	$39,519	$35,626
Equity in net loss (income) of NFI Holding Corp.	4,947	(7,335)	5,288	(7,688)
Consolidation eliminations between the REIT and TRS	1,696	—	897	—

REIT net income	81,365	59,216	45,704	27,938
Adjustments to net income to compute taxable income	59,444	40,989	25,557	28,287

Taxable net income before preferred dividends	140,809	100,205	71,261	56,225
Preferred dividends	(3,326)	(2,938)	(1,663)	(1,663)

Taxable net income available to common shareholders	$137,483	$97,267	$69,598	$54,562

Taxable net income per common share (A)	$4.49	$3.89	$2.27	$2.18

(A)	The common shares outstanding as of the end of each period presented is used in calculating the taxable income per common share.

The primary difference between consolidated net income and taxable income is due to differences in the recognition of income on our portfolio of interest-only mortgage securities – available-for-sale. Generally, the accrual of interest on interest-only securities is accelerated for income tax purposes. This is the result of the current original issue discount rules as promulgated under Internal Revenue Code Sections 1271 through 1275. During the quarter, we made changes to our securitization model. We expect to utilize the current securitization model for all future deals. We anticipate that on new deals using the new securitization model should have the effect of narrowing the spread between net income available to common shareholders per our condensed consolidated statements of income and taxable net income available to common shareholders in future periods. Table 12 incorporates the estimated changes to taxable income through June 30, 2005. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. No proposed regulations that would impact income for 2005 have been issued.

To maintain our qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI intends to declare dividends equal to 100 percent of our taxable income for 2004 and 2005 by the required distribution dates. Accordingly, we have not accrued any corporate income tax for NFI for the six and three months ended June 30, 2005.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the six and three months ended June 30, 2005, we have provided for excise tax of $3.8 million and $2.2 million, respectively, compared to $1.2 million and $0.6 million during the same periods of 2004. Excise taxes are reflected as a component of general and administrative expenses on our condensed consolidated statements of income. As of June 30, 2005 and December 31, 2004, accrued excise tax payable was $3.0 million and $1.8 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net (loss) income from continuing operations before income taxes of $(6.1) million and $(8.4) million for the six and three months ended June 30, 2005, respectively, compared with $21.0 million and $18.2 million for the same periods of 2004. As shown in our statement of income, this resulted in an income tax expense (benefit) of $(2.2) million and $(3.1) million for the six and three months ended June 30, 2005, respectively, and $9.8 million and $8.3 million for the same periods of 2004. Additionally, the TRS reported a net (loss) income from discontinued operations before income taxes of $(1.7) million and approximately $10,000 for the six and three months ended June 30, 2005, respectively, compared to $(6.2) million and $(3.5) million for the same periods of 2004. This resulted in an income tax expense (benefit) of $(0.7) million and approximately $4,000 for the six and three months ended June 30, 2005, respectively, and $(2.4) million and $(1.3) million for the six and three months ended June 30, 2004, respectively.

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

Mortgage Loan Servicing. Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Nonconforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. Our annualized costs of servicing per unit increased from $291 at June 30, 2004 to $320 at June 30, 2005.

Table 13 — Summary of Servicing Operations

(in thousands, except per unit cost)

	2005
	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$13,607,366		$12,860,740

Number of loans	97,857		92,827

Servicing income, before amortization of mortgage servicing rights	$15,479	$633	$14,483	$624
Costs of servicing	(7,823)	(320)	(6,888)	(297)

Net servicing income, before amortization of mortgage servicing rights	7,656	313	7,595	327
Amortization of mortgage servicing rights	(6,990)	(286)	(5,746)	(248)

Net servicing income	$666	$27	$1,849	$79

	2004
	December 31 Amount	Per Unit	September 30 Amount	Per Unit	June 30 Amount	Per Unit	March 31 Amount	Per Unit
Unpaid principal	$12,151,196		$11,073,505		$9,604,342		$8,428,852

Number of loans	87,543		80,324		70,942		62,600

Servicing income, before amortization of mortgage servicing rights	$12,413	$567	$9,929	$494	$8,954	$505	$8,644	$552
Costs of servicing	(6,768)	(309)	(5,810)	(289)	(5,160)	(291)	(5,107)	(326)

Net servicing income, before amortization of mortgage servicing rights	5,645	258	4,119	205	3,794	214	3,537	226
Amortization of mortgage servicing rights	(5,321)	(243)	(4,476)	(223)	(3,854)	(217)	(3,283)	(210)

Net servicing income (loss)	$324	$15	$(357)	$(18)	$(60)	$(3)	$254	$16

Liquidity and Capital Resources Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the origination and acquisition of mortgage loans, principal repayment and interest payments on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Additionally, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, including the requirement that we distribute 90% of taxable income to our stockholders. If we do not have sufficient cash, or our ability to declare and pay dividends is restricted, our REIT status could be at risk. Mortgage asset sales and the collection of principal, interest and fees on mortgage assets helps support cash needs. Drawing upon our various borrowing arrangements also satisfies major cash requirements. As shown in Table 5, we have $343.4 million in immediately available funds.

Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal – must come from cash on hand. Of the $3.7 billion in mortgage securities and mortgage loans repurchase facilities, we have approximately $2.6 billion available to support the mortgage lending and mortgage portfolio operations.

Loans financed with warehouse repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. Market values of our loans have declined over the past year, but have remained well in excess of par. However, there is no certainty that the prices will remain in excess of par. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The value of our loans held-for-sale, excluding the loans under removal of accounts provision, as of June 30, 2005 would need to decline by approximately 33% before we would use all immediately available funds, assuming no other constraints on our immediately available funds.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Historically, repurchases of loans where a defect has occurred have been insignificant, as such; there is minimal liquidity risk. For additional detail, refer to “Off Balance Sheet Arrangements”.

Loans we originate and purchase can be sold to a third-party, which also generates cash to fund on-going operations. When market prices exceed our cost to originate, we believe we can operate in this manner.

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low, on a net basis we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of June 30, 2005, we have approximately $3.0 million on deposit. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flows on loans and securities.

Proceeds from equity issuances have provided the equity capital to support our operations and are a future liquidity source. Since inception, we have raised $420 million in net proceeds through private and public equity offerings. During 2005, we completed a public offering of 1,725,000 shares of common stock raising $57.9 million in net proceeds. Additionally, we sold 1,136,524 shares of common stock under the Direct Purchase and Dividend Reinvestment Plan raising $43.7 million in net proceeds and 70,107 shares of common stock under the stock-based compensation plan raising $0.5 million during 2005.

Resecuritizations provide another source of cash. During 2005, we issued asset-backed bonds in the amount of $130.9 million secured by our mortgage securities – available-for-sale as a means for long-term financing, which raised $128.9 million in net proceeds.

For the six months ended June 30, 2005, we had a net increase in cash and cash equivalents of $49.0 million compared to $73.1 million for the same period of 2004. Our net cash used in operating activities decreased to $319.6 million for the six months ended June 30, 2005 from $802.2 million for the same period of 2004 primarily due to the increase in our sale of mortgage loans in securitizations, sales of loans to third parties and the sale of mortgage securities—trading. These increases are offset by the increase in originations and purchase of mortgage loans. Net cash provided by investing activities increased to $239.3 million for the six months ended June 30, 2005 from $159.8 million for the same period of 2004 primarily due to the increase in paydowns on our mortgage securities – available-for-sale. Net cash provided by financing activities decreased to $129.3 million for the six months ended June 30, 2005 from $715.5 million for the same period of 2004 primarily due to the increase in payments on our asset-backed bonds, increase in dividends paid on capital stock, decrease in our proceeds from the issuance of asset-backed bonds and decrease in our change in short-term borrowings. Additional cash activity during the six months ended June 30, 2005 and 2004 is presented in the condensed consolidated statement of cash flows.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At June 30, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $558.4 million, $22.2 million and $187.5 million, respectively. As of December 31, 2004, we had outstanding commitments to originate loans of $361.2 million. We had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of June 30, 2005 and December 31, 2004, we had loans sold with recourse with an outstanding principal balance of $12.3 billion and $11.4 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant.

On May 27, 2005, we executed a securitization transaction accounted for as a sale of loans. We delivered $1.6 billion in loans collateralizing NMFT Series 2005-2 (see Note 3 of the condensed consolidated financial statements). On July 21, 2005, we delivered an additional $150.7 million in loans collateralizing NMFT Series 2005-2.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. Notes 5, 6, 7 and 8 of the condensed consolidated financial statements discuss these obligations in further detail.

Since December 31, 2004, we have issued junior subordinated debentures as discussed in Note 6. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of June 30, 2005.

Table 14 — Contractual Obligations

(in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$1,064,881	$1,064,881	—	—	—
Long-term debt (A)	$344,880	$252,245	$83,768	$8,867	—
Junior subordinated debentures (B)	$153,976	$3,495	$6,990	$6,990	$136,501
Operating leases (C)	$52,133	$10,002	$18,603	$17,048	$6,480
Premiums due to counterparties related to interest rate cap agreements	$5,768	$3,269	$2,054	$445	—

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at June 30, 2005 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 in computing the future payments. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at June 30, 2005 for each respective obligation.
(C)	Does not include rental income of $2.8 million to be received under a sublease contract.

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123 (R)). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of this Statement is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In March 2005, SAB No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between FASB No. 123 (revised 2004), Share-Based Payment and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of the original SFAS No. 123 during 2003. As such, the adoption of this release is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting and reporting of a change in accounting principle, reporting entity, accounting estimate and correction of an error. SFAS No. 154 applies to (a) financial statements of business enterprises and not-for-profit organizations and (b) historical summaries of information based on primary financial statements that include an accounting period in which an accounting change or error correction is reflected and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The adoption of this Statement in not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical events. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

If we fail to maintain REIT status, we would be subject to tax as a regular corporation. We conduct a substantial portion of our business through our taxable REIT subsidiaries, which creates additional compliance requirements. We must comply with various tests to continue to qualify as a REIT for federal income tax purposes, including the requirement that we distribute 90% of taxable income to our stockholders. If we do not have sufficient cash, or our ability to declare and pay dividends is restricted, our REIT status could be at risk. We conduct a substantial portion of our business through taxable REIT subsidiaries, such as NovaStar Mortgage. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. Our income from, and investments in, our taxable REIT subsidiaries do not constitute permissible income or investments for some of the REIT qualification tests. While we attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, no assurance can be given that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent that our dealings with our taxable REIT subsidiaries are deemed not to be arm’s length in nature.

Our cash balances and cash flows may become limited relative to our cash needs, which may ultimately affect our REIT status or solvency. We use cash for our operating expenses, minimum REIT dividend distribution requirements, and other operating needs. Cash is also required to pay interest on our outstanding indebtedness and may be required to pay down indebtedness in the event that the market values of the assets collateralizing our debt decline, the terms of short-term debt become less attractive or for other reasons. If our income as calculated for tax purposes significantly exceeds our cash flows from operations, our minimum REIT dividend distribution requirements could exceed the amount of our available cash. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus adversely affecting our financial condition and results of operations. Furthermore, in an adverse cash flow situation, our REIT status or our solvency could be threatened.

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

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our mortgage securities—available-for-sale, and as a result, our results of operations may be affected. Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that our quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. While we have what we believe to be a comprehensive underwriting process, it may not be effective in mitigating our risk of loss on the underlying loan. Further, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions, natural disasters, over-leveraging of the borrower, and reduction in personal incomes. The frequency of defaults, and the loss severity on loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, sub-prime loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses. Expanded loss mitigation efforts in the event that defaults increase could increase our operating costs. To the extent that unforeseen or uncontrollable events increase loan delinquencies and defaults, our results of operations may be adversely affected.

Mortgage insurers may in the future change their pricing or underwriting guidelines or may not pay claims resulting in increased credit losses. From time to time we use mortgage insurance to mitigate our risk of credit losses. Our decision to obtain mortgage insurance coverage is dependent, in part, on pricing trends. In the future there can be no assurance that mortgage insurance coverage on our new mortgage loan production will be available at rates that we believe are economically viable for us or if the insurers change their underwriting guidelines, at all. We also face the risk that our mortgage insurers might not have the financial ability to pay all claims presented by us or may deny a claim if the loan is not properly serviced, has been improperly originated, is the subject of fraud, or for other reasons. Any of those events could increase our credit losses and thus adversely affect our results of operations.

Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, access to liquidity and results of operations. The economic returns we expect to earn from most of the mortgage assets we own are affected by the rate of prepayment of the underlying mortgage loans. If the loans underlying our mortgage securities—available-for-sale prepay at a rate faster than we have anticipated, our economic returns on those assets will be lower than we have assumed which would reduce our earnings, dividends, and cash flows. Adverse changes in cash flows from a mortgage asset would likely reduce the asset’s market value, which would likely reduce our access to liquidity if we borrowed against that asset and may cause a market value write-down for GAAP purposes, which would reduce our reported earnings. Changes in loan prepayment patterns can affect us in a variety of other ways that can be complex and difficult to predict. In addition, our exposure to prepayment changes over time. As a result, changes in prepayment rates will likely cause volatility in our financial results in ways that are not necessarily obvious or predictable and that may adversely affect our results from operations.

Geographic concentration of mortgage loans we originate or purchase increases our exposure to risks in those areas, especially in California and Florida. Over-concentration of loans we originate or purchase in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. Declines in the residential real estate markets in which we are concentrated may reduce the values of the properties collateralizing our mortgages which in turn may increase the risk of delinquency, foreclosure, bankruptcy, or losses from those loans. To the extent that a large number of loans are impaired, our financial condition and results of operations may be adversely affected. Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters and would harm our financial condition and results of operations.

Loans made to nonconforming mortgage borrowers entail relatively higher delinquency and loss rates. Lenders in the nonconforming mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a relatively higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, may result in higher levels of realized losses. Any failure by us to adequately address the risks of nonconforming lending could harm our financial condition and results of operations.

Various legal proceedings could adversely affect our financial condition or results of operations. In the course of our business, we are subject to various legal proceedings and claims. Since April 2004, a number of substantially similar securities class action lawsuits have been filed and consolidated into a single action in the United States District Court of the Western District of Missouri and several derivative lawsuits have been filed in the United States District Court in Kansas City and in Missouri and Maryland state courts against us and/or several of our executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in our public disclosures. On January 14, 2005, we filed a motion to dismiss the securities class action lawsuit, and on May 12, 2005, the court denied such motion. In April 2004, we received notice of an informal inquiry from the Commission requesting that we provide various documents relating to our business. We have cooperated fully with the Commission’s inquiry and provided it with the requested information. We last provided information to the Commission in October 2004. We have received no additional requests or inquiries from the Commission since that time. In January 2005, we agreed upon a settlement in the class and collective action regarding the allegation that NovaStar Home Mortgage failed to pay members of the class overtime premium and minimum wage as required by the Fair Labor Standards Act and California state laws. The settlement is subject to court approval. The resolution of these legal matters or other legal matters could result in material adverse impact on our results of operations, financial condition and business prospects.

A prolonged economic slowdown or a decline in the real estate market could harm our results of operations. A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities—available-for-sale evidencing interests in single-family mortgage loans. Because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could also harm our ability to sell loans, the prices we receive for our loans, the values of our mortgage loans held for sale or our residual interests in securitizations, which could harm our financial condition and results of operations. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.

Regulation as an investment company could harm our business; efforts to avoid regulation as an investment company could limit our operations. We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Investment Company Act, if deemed applicable to us, would prevent us from conducting our business as described in this document by, among other things, substantially limiting our ability to use leverage. The Investment Company Act does not regulate entities that are primarily engaged, directly or indirectly, in a business “other than that of investing, reinvesting, owning, holding or trading in securities,” or that are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the Commission’s current interpretation, in order to qualify for the latter exemption we must maintain at least 55% of our assets directly in “qualifying real estate interests” and at least an additional 25% of our assets in other real estate-related assets or additional qualifying real estate interests. Although we believe that it should not be difficult to maintain at least 80% of our assets in real estate-related assets, the requirement that at least 55% of our assets constitute qualifying assets is more limiting. For example, the Commission has taken the position that mortgage-backed securities for which we do not own all of the securities issued and with respect to which we do not obtain the right to foreclose on the related mortgage loans do not constitute “qualifying real estate interests” for purposes of the 55% test, even if they are treated more favorably under the REIT tax rules. If we rely on this exemption from registration as an investment company under the Investment Company Act, our ability to invest in assets that would otherwise meet our investment strategies will be limited. If we are subject to the Investment Company Act and fail to qualify for an applicable exemption from the Investment Company Act, we could not operate our business efficiently under the regulatory scheme imposed on investment companies under the Investment Company Act. Accordingly, we could be required to restructure our activities which could materially adversely affect our financial condition and results of operations.

Our failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, local branch operations or other aspects of our business could harm our operations and profitability. As a mortgage lender, loan servicer and broker, we are subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Also, in our branch operations, we allow our branch managers relative autonomy, which could result in our facing greater exposure to third-party claims if our compliance programs are not strictly adhered to.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of licensure;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	fines and penalties and litigation, including class action lawsuits; or

•	administrative enforcement actions.

Any of these results could harm our results of operations, financial condition and business prospects.

We face loss exposure due to fraudulent and negligent acts on the part of loan applicants, employees, mortgage brokers and other third parties. When we originate or purchase mortgage loans, we rely heavily upon information provided to us by third parties, including information relating to the loan application, property appraisal, title information and employment and income documentation. If any of this information is fraudulently or negligently misrepresented to us and such misrepresentation is not detected by us prior to loan funding, the value of the loan may be significantly lower than we expected. Whether a misrepresentation is made by the loan applicant, the loan broker, one of our employees, or any other third party, we generally bear the risk of loss associated with it. A loan subject to misrepresentation typically cannot be sold and subject to repurchase by us if it is sold prior to our detection of the misrepresentation. Even though we may have rights against the person(s) who knew or made the misrepresentation, we may not be able to recover against such persons the amount of the monetary loss we incurred as a result of the misrepresentation.

New legislation could restrict our ability to make mortgage loans, which could harm our earnings. Several states, cities or other government entities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing thresholds for defining a “high-cost” loan and establish enhanced protections and remedies for borrowers who receive such loans. Passage of these laws and rules could reduce our loan origination volume. In addition, many whole loan buyers may elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Rating agencies likewise may refuse to rate securities backed by such loans. Accordingly, these laws and rules could severely restrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans either in jurisdictions unacceptable to the rating agencies or that exceed the newly defined thresholds which could harm our results of operations and business prospects.

New legislation related to corporate governance may increase our costs of compliance and our liability. Recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, new Commission regulations and New York Stock Exchange rules have increased the costs of corporate governance, reporting and disclosure practices. These costs may increase in the future due to our continuing implementation of compliance programs mandated by these requirements. In addition, these new laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.

Intense competition in the nonconforming mortgage loan industry may harm our financial condition. We face intense competition, primarily from commercial banks, savings and loans, and other independent mortgage lenders, including internet-based lending companies and other mortgage REITs. Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a mortgage lending operation such as ours requires a relatively small commitment of capital and human resources, which permits new competitors to enter our markets quickly and to effectively compete with us. Furthermore, national banks, thrifts and their operating subsidiaries are generally exempt from complying with many of the state and local laws that affect our operations, such as the prohibition on prepayment penalties. Thus, they may be able to provide more competitive pricing and terms than we can offer. Any increase in the competition among lenders to originate nonconforming mortgage loans may result in either reduced income on mortgage loans compared to present levels, or revised underwriting standards permitting higher loan-to-value ratios on properties securing nonconforming mortgage loans, either of which could adversely affect our results of operations, financial condition or business prospects. In addition, the government-sponsored entities, Fannie Mae and Freddie Mac, may also expand their participation in the subprime mortgage industry. To the extent they materially expand their purchase of subprime loans, our ability to profitably originate and purchase mortgage loans may be adversely affected because their size and cost-of-funds advantage allows them to purchase loans with lower rates or fees than we are willing to offer. The intense competition in the subprime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the internet, we may be required to make significant changes to our current wholesale and retail structures and information systems to compete effectively. Our inability to continue enhancing our current internet capabilities, or to adapt to other technological changes in the industry, could adversely affect our results of operations and business prospects.

Our business could be adversely affected if we experienced an interruption in or breach of our communication or information systems or if we were unable to safeguard the security and privacy of the personal financial information we receive. We rely heavily upon communications and information systems to conduct our business. Any material interruption or breach in security of our communication or information systems or the third-party systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. Additionally, in connection with our loan file due diligence reviews, we have access to the personal financial information of the borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Although we have policies and procedures designed to safeguard confidential information, we cannot assure you that these policies and safeguards are sufficient to prevent the misappropriation of confidential information, that our policies and safeguards will be deemed compliant with any existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions, and our consolidated balance sheet, income statement, and statement of cash flows as reported for GAAP purposes may be difficult to interpret. We manage our business based on long-term opportunities to earn cash flows. Our dividend distributions are driven by our dividend distribution requirements under the REIT tax laws and our profits as calculated for tax purposes pursuant to the Code. Our reported results for GAAP purposes differ materially, however, from both our cash flows and our taxable income. We transfer mortgage loans or mortgage securities—available-for-sale into securitization trusts to obtain long-term non-recourse funding for these assets. When we surrender control over the transferred mortgage loans or mortgage securities—available-for-sale, the transaction is accounted for as a sale. When we retain control over the transferred mortgage loans or mortgage securities available-for-sale, the transaction is accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting these transactions are recorded differently. In a securitization transaction accounted for as a sale, we record a gain or loss on the assets transferred in our income statement and we record the retained interests at fair value on our balance sheet. In a securitization transaction accounted for as a secured borrowing, we consolidate all the assets and liabilities of the trust on our financial statements (and thus do not show the retained interest we own as an asset). As a result of this and other accounting issues, stockholders and analysts must undertake a complex analysis to understand our economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may cause trading in our stock to be relatively illiquid or may lead observers to misinterpret our results.

Market values for our mortgage assets and hedges can be volatile. For GAAP purposes, we mark-to-market our non-hedging derivative instruments through our GAAP consolidated income statement and we mark-to-market our mortgage securities—available-for-sale through our GAAP consolidated balance sheet through other comprehensive income unless the mortgage securities are in an unrealized loss position which has been deemed as an other-than-temporary impairment. An other-than-temporary impairment is recorded through the income statement in the period incurred. Additionally, we do not mark-to-market our loans held for sale as they are carried at lower of cost or market, as such, any change in market value would not be recorded through our income statement until the related loans are sold. If we sell an asset that has not been marked-to-market through our income statement at a reduced market price relative to its basis, our reported earnings will be reduced. A decrease in market value of our mortgage assets may or may not result in a deterioration in future cash flows. As a result, changes in our GAAP consolidated income statement and balance sheet due to market value adjustments should be interpreted with care.

The inability to attract and retain qualified employees could significantly harm our business. We depend on the continued service of our top executives, including our chief executive officer and president. To the extent that one or more of our top executives are no longer employed by us, our operations and business prospects may be adversely affected. We also depend on our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would harm our results of operations, financial condition and business prospects.

We are subject to the risk that provisions of our loan agreements may be unenforceable. Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, we could be required to repurchase these loans and may not be able to sell or liquidate the loans.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, cash flows from our mortgage securities—available-for-sale may be harmed. Under the Servicemembers Civil Relief Act, a borrower who enters military service or who was on reserve status and is called to active duty after origination of the mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could reduce the interest payments collected from those borrowers. To the extent a significant number of borrowers are subject to the Act, the cash flows we receive from loans underlying our mortgage securities—available-for-sale would be reduced, which could cause us to reduce the carrying value of such securities and could decrease our earnings. In addition, the Act limits the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any resulting reduction in our cash flows or impairment in our performance could harm our results of operations, financial condition and business prospects.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we occasionally foreclose and take title to residential properties and as a result could become subject to environmental liabilities associated with these properties. We may be held liable for property damage, personal injury, investigation, and cleanup costs incurred in connection with environmental contamination. These costs could be substantial. If we ever become subject to significant environmental liabilities, our financial condition and results of operations could be adversely affected.

Current loan performance data may not be indicative of future results. When making capital budgeting and other decisions, we use projections, estimates and assumptions based on our experience with mortgage loans. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, fluctuations in interest rates, fluctuations in mortgage loan prepayment rates and fluctuations in losses due to defaults on mortgage loans. These differences and fluctuations could rise to levels that may adversely affect our profitability.

Changes in Internal Revenue Service regulations regarding the timing of income recognition and/or deductions could materially adversely affect the amount of our dividends. On September 30, 2004, the Internal Revenue Service, or the IRS, released Announcement 2004-75, which describes rules that may be included in proposed IRS regulations regarding the timing of recognizing income and/or deductions attributable to interest-only securities. We believe the effect of these regulations, if adopted, may narrow the spread between book income and taxable income on the interest-only securities we hold and would thus reduce our taxable income. A significant portion of our mortgage securities—available-for-sale consist of interest-only securities. If regulations are adopted by the IRS that reduce our taxable income, our dividend may be reduced because the amount of our dividend is entirely dependent upon our taxable income.

We may be subject to tax if we do not comply with certain distribution requirements. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, a REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

•	85% of its REIT ordinary income for that year; plus

•	95% of its REIT capital gain net income for that year; plus

•	100% of its undistributed taxable income from prior years.

We expect that we will be subject to that 4% excise tax in some years, if not every year.

Risks Related to Our Borrowing and Securitization Activities

Our growth is dependent on leverage, which may create other risks. Our success is dependent, in part, upon our ability to grow our assets through the use of leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when there is an expectation that it will enhance returns, although there can be no assurance that our use of leverage will prove to be beneficial. Moreover, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, our ability to make expected minimum REIT dividend requirements to stockholders will be adversely affected. Furthermore, if we were to liquidate, our debt holders and lenders will receive a distribution of our available assets before any distributions are made to our common stockholders.

Possible market developments could cause our lenders to require us to pledge additional assets as collateral; if our assets are insufficient to meet such collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time, which could jeopardize our REIT status or cause us to incur losses. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of the types of mortgage assets in our portfolio, may reduce the market value of our portfolio, which may cause our lenders to require additional collateral or otherwise limit our ability to borrow. This requirement for additional collateral may compel us to liquidate our assets at a disadvantageous time. If the sales are made at prices lower than the amortized cost of such investments, we would incur losses. In addition, by changing our mix of investments, we might jeopardize our status as a REIT or federal tax purposes, or an exemption from the Investment Company Act.

An interruption or reduction in the securitization market or change in terms offered by this market would hurt our financial position. We are dependent on the securitization market for the sale of our loans because we securitize loans directly and many of our whole loan buyers purchase our loans with the intention to securitize. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and in the asset-backed securities market specifically. Similarly, poor performance of our previously securitized loans could harm our access to the securitization market. In addition, a court recently found a lender and securitization underwriter liable for consumer fraud committed by a company to whom they provided financing and underwriting services. In the event other courts or regulators adopted the same liability theory, lenders and underwriters could be named as defendants in more litigation and as a result they may exit the business or charge more for their services, all of which could have a negative impact on our ability to securitize the loans we originate and the securitization market in general. A decline in our ability to obtain long-term funding for our mortgage loans in the securitization market in general, or in our ability to obtain attractive terms or in the market’s demand for our loans could harm our results of operations, financial condition and business prospects.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm our lending operations. We are currently dependent upon a number of credit facilities for funding of our mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, including our inability to meet the covenants contained in such arrangements, could harm our lending operations and our overall performance. An increase in the cost of financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distribution to our stockholders. In October 1998, the subprime mortgage loan market faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. At that time, we faced significant liquidity constraints which harmed our business and our profitability. We can provide no assurance that those adverse circumstances will not recur.

Financing with repurchase agreements may lead to margin calls if the market value of our mortgage assets declines. We use repurchase agreements to finance our acquisition of mortgage assets in the short-term. In a repurchase agreement, we sell an asset and agree to repurchase the same asset at some point in time in the future. Generally, the repurchase agreements we enter into provide that we must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the asset. The amount we may borrow under these arrangements is generally 95% to 100% of the asset market value with respect to mortgage loans and 65% to 80% of the asset market value with respect to mortgage securities—available-for-sale. When asset market values decrease, we are required to repay the margin, or difference in market value. To the extent the market values of assets financed with repurchase agreements decline rapidly, we will be required to meet cash margin calls. If cash is unavailable to meet margin calls, or if we fail to satisfy certain financial covenants set forth in the repurchase agreements, we may default on our obligations under the applicable repurchase agreement. In that event, the lender retains the right to liquidate the collateral we provided to it to settle the amount due from us.

We have credit exposure with respect to loans we sell to the whole loan market and loans we sell to securitization entities. We have potential credit and liquidity exposure for loans that are the subject of fraud, irregularities in their loan files or process, or that result in our breaching the representations and warranties in the contract of sale. In addition, when we sell loans to the whole loan market we have exposure for loans that default. In these cases, we may be obligated to repurchase loans at principal value, which could result in a significant decline in our available cash. When we purchase loans from a third party that we sell into the whole loan market or to a securitization trust, we obtain representations and warranties from the counter-parties that sold the loans to us that generally parallel the representations and warranties we provided to our purchasers. As a result, we believe we have the potential for recourse against the seller of the loans. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loan, we may have to use cash resources to repurchase loans which could adversely affect our liquidity.

Competition in the securitization market may negatively affect our net income. Competition in the business of sponsoring securitizations of the type we focus on is increasing as Wall Street broker-dealers, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Increased competition could reduce our securitization margins if we have to pay a higher price for the long-term funding of these assets. To the extent that our securitization margins erode, our results of operations will be negatively impacted.

Differences in our actual experience compared to the assumptions that we use to determine the value of our mortgage securities—available-for-sale could adversely affect our financial position. Currently, our securitization of mortgage loans are structured to be treated as sales for financial reporting purposes and, therefore, result in gain recognition at closing. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities—available-for-sale. The gain on sale method of accounting may create volatile earnings in certain environments, including when loan securitizations are not completed on a consistent schedule. If our actual experience differs materially from the assumptions that we use to determine the value of our mortgage securities—available-for-sale, future cash flows, and results of operations could be negatively affected.

Changes in accounting standards might cause us to alter the way we structure or account for securitizations. Changes could be made to the current accounting standards which could affect the way we structure or account for securitizations. For example, if changes were made in the types of transactions eligible for gain on sale treatment, we may have to change the way we account for securitizations, which may harm our results of operations or financial condition.

Risks Related to Interest Rates and Our Hedging Strategies

Changes in interest rates may harm our results of operations. Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Interest rate changes could affect us in the following ways:

•	a substantial or sustained increase in interest rates could harm our ability to originate or acquire mortgage loans in expected volumes, which could result in a decrease in our cash flow and in our ability to support our fixed overhead expense levels;

•	interest rate fluctuations may harm our earnings as a result of potential changes in the spread between the interest rates on our borrowings and the interest rates on our mortgage assets;

•	mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm our earnings; and

•	when we securitize loans, the value of the residual interests we retain and the income we receive from them are based primarily on the London Inter-Bank Offered Rate, or LIBOR, and an increase in LIBOR reduces the net income we receive from, and the value of, these residual interests.

Any of the foregoing results from changing interest rates may adversely affect our results from operations.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rates, the type of mortgage assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities; consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions, and the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay, and a default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits; and

•	we may not be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risks.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.

Complying with REIT requirements may limit our ability to hedge effectively. We attempt to minimize exposure to interest rate fluctuations by hedging. The REIT provisions of the Code limit our ability to hedge mortgage assets and related borrowings by requiring us to limit our income in each year from any qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. The fair market value of a hedging instrument will not be counted as a qualified asset for the purposes of satisfying this requirement. In addition, we must limit our aggregate income from non-qualified hedging transactions and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we violate the 5% or 25% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. In addition, if we fail to observe these limitations, we could lose our REIT status for federal income tax purposes unless our failure was due to reasonable cause and not due to willful neglect.

Risks Related to Our Capital Stock

Investors in our common stock may experience losses, volatility and poor liquidity, and we may reduce or delay payment of our dividends in a variety of circumstances. Our earnings, cash flow, book value and dividends can be volatile and difficult to predict. Investors should not rely on predictions or management beliefs. Although we seek to pay a regular common stock dividend at a rate that is sustainable, we may reduce our dividend payments in the future for a variety of reasons. We may not provide public warnings of such dividend reductions or payment delays prior to their occurrence. Fluctuations in our current and prospective earnings, cash flow and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect the price of our common stock. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our common stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.

Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of our capital stock to receive a premium for their securities. In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits any person from acquiring or holding, directly or indirectly, (i) shares of our common stock in excess of 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock or (ii) shares of our capital stock in excess of 9.8% in value of the aggregate of the outstanding shares of our capital stock. These restrictions may inhibit market activity and the resulting opportunity for the holders of our capital stock to receive a premium for their stock that might otherwise exist in the absence of such restrictions.

The market price of our common stock and trading volume may be volatile, which could result in substantial losses for our stockholders. The market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	general market and economic conditions;

•	actual or anticipated changes in our future financial performance;

•	actual or anticipated changes in market interest rates;

•	actual or anticipated changes in the amount of our dividend or any delay in the payment of a dividend;

•	competitive developments, including announcements by us or our competitors of new products or services;

•	the operations and stock performance of our competitors;

•	developments in the mortgage lending industry or the financial services sector generally;

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market;

•	fluctuations in our quarterly operating results;

•	actual or anticipated changes in financial estimates by securities analysts;

•	sales, or the perception that sales could occur, of a substantial number of shares of our common stock by insiders;

•	additions or departures of senior management and key personnel; and

•	actions by institutional stockholders.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations.

There is no assurance of an active public trading market. Our common stock’s trading volume is relatively low compared to the securities of many other companies listed on the New York Stock Exchange. There is no assurance that an active public trading market for our common stock will be sustained in which case the trading price of our common stock could be adversely affected and your ability to transfer your shares of our common stock may be limited.

We may issue additional shares that may cause dilution and may depress the price of our common stock.

Our charter permits our board of directors, without stockholder approval, to:

•	authorize the issuance of additional shares of common stock or preferred stock without stockholder approval, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over our common stock with respect to voting; and

•	classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares.

In the future, we will seek to access the capital markets from time to time by making additional offerings of securities, including debt instruments, preferred stock or common stock, or warrants to purchase preferred stock or common stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that could limit our ability to make a distribution to you. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the market price of our common stock and diluting your interest in us.

Past issuances of our common stock pursuant to our 401(k) plan and our Direct Stock Purchase and Dividend Reinvestment Plan may not have complied with the registration requirements of the securities laws. To the extent that registration requirements were not met, purchasers of certain of these shares could require us to repurchase such shares. We maintain a number of equity-based compensation plans for our employees, including a 401(k) plan, and a Direct Stock Purchase and Dividend Reinvestment Plan for our employees and the public. We have recently discovered that we may have inadvertently sold up to approximately 50,000 shares under our 401(k) plan and up to approximately 287,000 shares under our Direct Stock Purchase and Dividend Reinvestment Plan in the last twelve months in a manner that may not have complied with the registration requirements of applicable securities laws. In connection with sales under our 401(k) plan, the shares were purchased in the open market and as a result we did not receive any proceeds from such transactions, which may not be deemed to be sales for these purposes. In connection with sales of up to approximately 287,000 shares that were not registered under our Direct Stock Purchase and Dividend Reinvestment Plan in May 2005, we received approximately $10.8 million in net proceeds. As a result, the holders of unregistered shares may have rescission rights or the right to recover damages if they no longer own such shares. As a result of these potential rescission rights, we could be required to repurchase the shares for an amount equal to the sale price of all shares sold less dividends paid, which we currently estimate to be $12.8 million, exclusive of any interest or other costs. This amount could be higher if it is ultimately determined that additional unregistered shares were sold. Furthermore, we could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws. We are currently evaluating whether an offer of rescission to those persons who received unregistered shares of our common stock is advisable.

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

Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2005, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 15—Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200)	(100)	100	200
As of June 30, 2005:
Change in market values of:
Assets	$65,545	$32,619	$(29,142)	$(63,044)
Interest rate agreements	(19,549)	(11,154)	16,721	36,452

Cumulative change in market value	$45,996	$21,465	$(12,421)	$(26,592)

Percent change of market value portfolio equity (B)	7.7%	3.6%	(2.1)%	(4.5)%

As of December 31, 2004:
Change in market values of:
Assets	$70,438	$33,198	$(34,045)	$(72,840)
Interest rate agreements	(54,085)	(28,046)	27,832	55,113

Cumulative change in market value	$16,353	$5,152	$(6,213)	$(17,727)

Percent change of market value portfolio equity (B)	3.3%	1.0%	(1.3)%	(3.6)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2005 and December 31, 2004.

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

We use interest rate cap and swap contracts to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost and risk of hedging transactions and the need to maintain REIT status as our ability to hedge is limited by the REIT laws.

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

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of June 30, 2005.

Table 16—Interest Rate Risk Management Contracts

(dollars in thousands)

	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008
Pay-fixed swaps:
Contractual maturity	$3,042	$660,000	$310,000	$150,000	$160,000	$40,000
Weighted average pay rate		2.7%	2.0%	2.8%	3.8%	4.0%
Weighted average receive rate		3.3%	(A )	(A )	(A )	(A )

Interest rate caps:
Contractual maturity	$6,882	$1,050,000	$150,000	$200,000	$580,000	$120,000
Weighted average strike rate		3.3%	1.6%	2.0%	4.0%	4.1%

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names as defendants the Company and three of its executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. The Company believes that these claims are without merit and intends to vigorously defend against them.

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

In July 2004, an employee of NHMI filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California. The plaintiff brought this class and collective action on behalf of herself and all past and present employees of NHMI and NMI who were employed since May 1, 2000 in the capacity generally described as Loan Officer. The plaintiff alleged that NHMI and NMI filed to pay her and the members of the class she purported to represent overtime premium and minimum wage as required by the FSLA and California state laws for the period commencing May 1, 2000. In 2005, the plaintiff and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers nationwide. The settlement, which is subject to court approval, covers all minimum wage and overtime claims going back to July 30, 2001, and includes the dismissal with prejudice of the claims against NMI. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $1.5 million to $1.9 million. In accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.5 million in 2004.

In addition to those matters listed above, the Company is currently party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, claims seeking to rescind mortgage insurance coverage, as well as class action and individual claims for violations of the Real Estate Settlement Procedures Act, FSLA, federal and state laws prohibiting employment discrimination and federal and state licensing and consumer protection laws. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings and claims, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

In April 2004, the Company also received notice of an informal inquiry from the Securities and Exchange Commission requesting that it provide various documents relating to its business. The Company has cooperated fully with the Commission’s inquiry and provided it with the requested information. The Company last provided information to the Commission in October 2004. We have received no additional requests or inquiries from the Commission since that time.

The Company recently discovered that they may have inadvertently sold up to approximately 50,000 shares under their 401(k) plan and up to approximately 287,000 shares under their Direct Stock Purchase and Dividend Reinvestment Plan in the last twelve months in a manner that may not have complied with the registration requirements of applicable securities laws. As a result, the holders of unregistered shares may have rescission rights or the right to recover damages if they no longer own such shares. As a result, the Company could be required to repurchase the shares for an amount equal to the sale price of all shares sold less dividends paid, which the Company currently estimates to be $12.8 million, exclusive of any interest or other costs. This amount could be higher if it is ultimately determined that additional unregistered shares were sold. Furthermore, the Company could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2005 – April 30, 2005	—	—	—	$1,020,082
May 1, 2005 – May 31, 2005	—	—	—	$1,020,082
June 1, 2005 – June 30, 2005	—	—	—	$1,020,082

(A) Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 20, 2005 and Scott F. Hartman was elected as director. W. Lance Anderson, Gregory T. Barmore, Art N. Burtscher and Edward W. Mehrer terms of office as directors continued after the meeting.

The following matters were voted on at the annual meeting:

	Vote
	For	Against	Abstain	Broker Non-Votes
1. Election of Director, Scott F. Hartman (term expiring in 2008)	25,746,328	—	217,150	1,936,242
2. Ratification of Deloitte & Touche LLP as NovaStar Financial, Inc.’s independent public accountants for 2005	25,737,343	128,720	97,415	1,936,242

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document

3.1(1)	Articles of Amendment and Restatement of the Registrant

3.3.1	Amended and Restated Bylaws of NovaStar Financial, Inc.

4.1	Specimen Common Stock Certificate

10.1(1)	NovaStar Mortgage, Inc. Deferred Compensation Plan

10.10A(2)	Hartman Promissory Note

10.11A(2)	Anderson Promissory Note

11.1(3)	Statement Regarding Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-3 (333-126699) filed by the Registrant with the SEC on July 19, 2005.
(2)	Incorporated by reference to the correspondingly numbered exhibit to Form 10-Q filed by the Registrant with the SEC on May 15, 2001.
(3)	See Note 13 to the condensed consolidated financial statement.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 5, 2005	/s/ Scott F. Hartman
Scott F. Hartman Chairman of the Board, Secretary and Chief Executive Officer

DATE: August 5, 2005	/s/ Gregory S. Metz
Gregory S. Metz Chief Financial Officer