Form 10-Q
period 2005-09-30
NOVASTAR FINANCIAL INC
filed 2005-11-07
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on November 4, 2005 was 30,872,781.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$222,893	$268,563
Mortgage loans – held-for-sale	1,231,280	747,594
Mortgage loans – held-in-portfolio	42,480	59,527
Mortgage securities - available-for-sale	541,948	489,175
Mortgage securities - trading	-	143,153
Mortgage servicing rights	55,449	42,010
Servicing related advances	21,103	20,190
Derivative instruments, net	16,571	18,841
Property and equipment, net	14,712	15,476
Other assets	83,909	56,782
Total assets	$2,230,345	$1,861,311

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,174,408	$720,791
Short-term borrowings secured by mortgage securities	75,098	184,737
Asset-backed bonds secured by mortgage loans	37,838	53,453
Asset-backed bonds secured by mortgage securities	194,412	336,441
Junior subordinated debentures	50,135	-
Dividends payable	43,053	73,431
Due to securitizations trusts	33,535	20,930
Accounts payable and other liabilities	64,481	45,184
Total liabilities	1,672,960	1,434,967

Commitments and contingencies (Note 8)

Stockholders' equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share;
2,990,000 shares authorized, issued and outstanding	30	30
Common stock, 30,752,459 and 27,709,984 shares authorized,
issued and outstanding, respectively	308	277
Additional paid-in capital	541,352	433,107
Accumulated deficit	(107,535)	(85,354)
Accumulated other comprehensive income	123,961	79,120
Other	(731)	(836)
Total stockholders' equity	557,385	426,344
Total liabilities and stockholders' equity	$2,230,345	$1,861,311

 See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except per share amounts)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Mortgage securities	$139,655	$97,220	$50,619	$31,887
Mortgage loans held-for-sale	78,083	61,288	36,374	26,378
Mortgage loans held-in-portfolio	3,531	5,316	1,090	1,524
Total interest income	221,269	163,824	88,083	59,789
Interest expense:
Short-term borrowings secured by mortgage loans	40,857	20,223	19,479	9,231
Short-term borrowings secured by mortgage securities	1,649	3,285	92	942
Asset-backed bonds secured by mortgage loans	1,259	1,041	414	350
Asset-backed bonds secured by mortgage securities	12,682	8,401	4,059	3,558
Net settlements of derivative instruments used in cash flow hedges	180	2,850	-	269
Junior subordinated debentures	2,046	-	1,000	-
Total interest expense	58,673	35,800	25,044	14,350
Net interest income before provision for credit losses	162,596	128,024	63,039	45,439
Provision for credit losses	(1,050)	(843)	(331)	(182)
Net interest income	161,546	127,181	62,708	45,257
Gains on sales of mortgage assets	61,784	123,369	10,829	46,415
Fee income	44,221	40,235	14,722	12,747
Gains (losses) on derivative instruments	13,275	(17,819)	6,522	(19,536)
Premiums for mortgage loan insurance	(4,008)	(2,875)	(2,026)	(1,294)
Impairment on mortgage securities – available-for-sale	(10,066)	(8,692)	(8,328)	(2,575)
Other income, net	14,248	3,881	5,578	1,267
General and administrative expenses:
Compensation and benefits	95,712	79,796	30,820	26,939
Office administration	24,902	23,421	8,368	7,735
Professional and outside services	13,874	10,653	4,464	4,858
Marketing	11,838	19,524	4,143	6,864
Loan expense	11,536	12,315	3,794	4,087
Other	14,823	11,421	4,298	4,114
Total general and administrative expenses	172,685	157,130	55,887	54,597
Income from continuing operations before income tax expense (benefit)	108,315	108,150	34,118	27,684
Income tax expense (benefit)	(4,710)	9,664	(2,750)	(269)
Income from continuing operations	113,025	98,486	36,868	27,953
Loss from discontinued operations, net of income tax	(2,010)	(7,547)	(575)	(3,565)
Net income	111,015	90,939	36,293	24,388
Dividends on preferred shares	(4,989)	(4,601)	(1,663)	(1,663)
Net income available to common shareholders	$106,026	$86,338	$34,630	$22,725

Continued

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Income from continuing operations available to common shareholders	$3.71	$3.77	$1.15	$1.05
Loss from discontinued operations, net of income tax	(0.07)	(0.30)	(0.02)	(0.14)
Net income available to common shareholders	$3.64	$3.47	$1.13	$0.91
Diluted earnings per share:
Income from continuing operations available to common shareholders	$3.67	$3.70	$1.14	$1.03
Loss from discontinued operations, net of income tax	(0.07)	(0.30)	(0.02)	(0.14)
Net income available to common shareholders	$3.60	$3.40	$1.12	$0.89
Weighted average basic shares outstanding	29,121	24,889	30,617	25,034
Weighted average diluted shares outstanding	29,468	25,383	30,962	25,455
Dividends declared per common share	$4.20	$4.10	$1.40	$1.40
See notes to condensed consolidated financial statements.				Concluded

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive		Stockholders'
	Stock	Stock	Capital	Deficit	Income	Other	Equity
Balance, January 1, 2005	$30	$277	$433,107	$(85,354)	$79,120	$(836)	$426,344
Forgiveness of founders’ notes receivable	-	-	-	-	-	105	105
Issuance of common stock, 2,925,168 shares	-	30	103,766	-	-	-	103,796
Issuance of stock under stock compensation plans, 117,307 shares	-	1	626	-	-	-	627
Compensation recognized under stock compensation plans	-	-	1,573	-	-	-	1,573
Dividend equivalent rights (DERs) on vested options	-	-	1,856	(1,856)	-	-	-
Dividends on common stock ($4.20 per share)	-	-	-	(126,351)	-	-	(126,351)
Dividends on preferred stock ($1.67 per share)	-	-	-	(4,989)	-	-	(4,989)
Tax benefit derived from stock compensation plans	-	-	424	-	-	-	424
Comprehensive income:
Net income				111,015			111,015
Other comprehensive income					44,841		44,841
Total comprehensive income							155,856
Balance, September 30, 2005	$30	$308	$541,352	$(107,535)	$123,961	$(731)	$557,385

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$113,025	$98,486
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Amortization of mortgage servicing rights	19,663	11,614
Impairment on mortgage securities – available-for-sale	10,066	8,692
(Gains) losses on derivative instruments	(13,275)	17,819
Depreciation expense	5,464	4,368
Amortization of deferred debt issuance costs	4,525	2,546
Compensation recognized under stock compensation plans	1,573	1,335
Provision for credit losses	1,050	843
Amortization of premiums on mortgage loans	324	586
Forgiveness of founders’ promissory notes	105	104
Accretion of available-for-sale securities	(129,462)	(69,260)
Gains on sales of mortgage assets	(61,784)	(123,369)
Originations and purchases of mortgage loans held-for-sale	(7,152,987)	(6,288,782)
Proceeds from repayments of mortgage loans held-for-sale	5,413	18,911
Repurchase of mortgage loans due from securitization trust	(6,784)	-
Proceeds from sales of mortgage loans held-for-sale to third parties	747,434	52,588
Proceeds from sales of mortgage loans held-for-sale in securitizations	5,764,513	5,713,953
Proceeds from sale of mortgage securities - trading	143,153	-
Changes in:
Servicing related advances	(979)	(1,483)
Derivative instruments, net	(16)	7,707
Other assets	(49,853)	(33,520)
Accounts payable and other liabilities	19,447	(23,513)
Net cash used in operating activities from continuing operations	(579,385)	(600,375)
Net cash used in operating activities from discontinued operations	(2,773)	(2,406)
Net cash used in operating activities	(582,158)	(602,781)
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	352,000	240,385
Proceeds from repayments of mortgage loans held-in-portfolio	14,263	25,802
Proceeds from sales of assets acquired through foreclosure	1,665	4,639
Purchases of property and equipment	(4,701)	(4,186)
Net cash provided by investing activities	363,227	266,640
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	128,921	308,962
Payments on asset-backed bonds	(290,933)	(177,045)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	94,753	104,467
Tax benefit derived from stock compensation plans	424	-
Net change in short-term borrowings	343,978	274,205
Proceeds from issuance of junior subordinated debentures	48,428	-
Dividends paid on capital stock	(152,310)	(101,738)
Net cash provided by financing activities	173,261	408,851
Net (decrease) increase in cash and cash equivalents	(45,670)	72,710
Cash and cash equivalents, beginning of period	268,563	118,180
Cash and cash equivalents, end of period	$222,893	$190,890

Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited; in thousands)
	For the Nine Months
	Ended September 30,
	2005	2004
Cash paid for interest	$56,021	$34,816
Cash paid for income taxes	$297	$28,246
Cash received on mortgage securities – available-for-sale with no cost basis	$10,923	$24,678
Cash received for dividend reinvestment plan	$9,409	$1,016
Non-cash operating, investing and financing activities:
Cost basis of securities retained in securitizations	$246,057	$286,922
Retention of mortgage servicing rights	$33,102	$25,631
Change in loans under removal of accounts provision	$12,605	$4,744
Change in due to securitization trusts	$12,605	$4,744
Repurchase of mortgage loans from securitization trust	$7,423	$-
Assets acquired through foreclosure	$2,782	$3,015
Dividends payable	$43,053	$35,600
Restricted stock issued in satisfaction of prior year accrued bonus	$262	$1,816
See notes to condensed consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

Note 1. Financial Statement Presentation

NovaStar Financial, Inc. and subsidiaries (the “Company”) operates as a specialty finance company that originates, purchases, invests in and services residential nonconforming loans. The Company offers a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including United States of America government-sponsored entities such as Fannie Mae or Freddie Mac. The Company retains significant interests in the nonconforming loans originated and purchased through their mortgage securities investment portfolio. Historically, the Company has serviced all of the loans in which they retain interests through their servicing platform.

The Company’s condensed consolidated financial statements as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Certain reclassifications to prior year amounts have been made to conform to current year presentation.

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

Note 2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities no longer have the option to use the intrinsic value method of APB 25 that was provided in SFAS No. 123 as originally issued, which generally resulted in the recognition of no compensation cost. Under SFAS No. 123(R), the cost of employee services received in exchange for an equity award must be based on the grant-date fair value of the award. The cost of the awards under SFAS No. 123(R) will be recognized over the period an employee provides service, typically the vesting period. No compensation cost is recognized for equity instruments in which the requisite service is not provided. For employee awards that are treated as liabilities, initial cost of the awards will be measured at fair value. The fair value of the liability awards will be remeasured subsequently at each reporting date through the settlement date with changes in fair value during the period an employee provides service recognized as compensation cost over that period. This Statement was originally effective as of the first interim or annual reporting period that begins after June 15, 2005. In April of 2005, the SEC amended the compliance dates for SFAS No. 123(R). This Statement is now effective at the beginning of the next fiscal year that begins after June 15, 2005. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In March 2005, SEC Staff Accounting Bulletin (“SAB”) No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between FASB No. 123 (revised 2004), Share-Based Payments and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The adoption of this release is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

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

Note 3. Loan Securitizations

On February 22, 2005, May 27, 2005 and September 22, 2005, the Company executed securitization transactions, NovaStar Mortgage Funding Trust (“NMFT”) Series 2005-1, NMFT Series 2005-2 and NMFT Series 2005-3, respectively, accounted for as sales of loans. In these transactions, derivative instruments were transferred into the trusts to reduce interest rate risk to the third-party bondholders. Details of these transactions are as follows (dollars in thousands):

		Allocated Value of Retained Interests
	Net Bond Proceeds	Mortgage Servicing Rights	Subordinated Bond Classes		Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized

NMFT Series 2005-1	$ 2,066,840	$ 11,448	$ 88,433		$ 2,100,000	$ 13,669	$ 18,136
NMFT Series 2005-2	1,783,102	9,751	62,741		1,799,992	2,364	29,202
NMFT Series 2005-3 (A)	1,914,571	11,903	94,883	(B)	1,989,468	7,078	5,850
(A)

On October 14, 2005, $461.4 million in loans collateralizing NMFT Series 2005-3 were delivered to the trust with the remaining $49.1 million scheduled to be delivered in the fourth quarter of 2005. The Company received $461.4 million in proceeds on October 14, 2005, which had been held in escrow by the trustee.

(B)

NMFT Series 2005-3 subordinated bond classes includes $44.3 million related to the Class M-11 and Class M-12 certificates, which were retained by the Company. The Class M-11 and Class M-12 certificates have a combined initial certificate balance (par value) of $55 million and are rated BBB/BBB- and BBB-, respectively, by Standard & Poor’s.

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

Note 4. Mortgage Securities – Available-for-Sale

Mortgage securities - available-for-sale consist of the Company’s investment in the interest-only, prepayment penalty and other subordinated securities issued by securitization trusts. Management estimates the fair value of the mortgage securities retained by discounting the expected future cash flow of the collateral and bonds. The average annualized yield on mortgage securities is the interest income for the period as a percentage of the average fair market value of the mortgage securities. The cost basis, unrealized gains, estimated fair value and average yield of mortgage securities as of September 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield
As of September 30, 2005	$ 417,987	$ 123,961	$ 541,948	35.40%
As of December 31, 2004	409,946	79,229	489,175	31.40%

The servicing agreements the Company executes for loans it has securitized include a “clean up” call option which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. On September 25, 2005, the Company exercised the “clean up” call option on NMFT Series 1999-1 and repurchased loans with a remaining principal balance of $14.0 million from the trust for $6.8 million in cash. The trust distributed the $6.8 million to retire the bonds held by third parties. Along with the cash paid to the trust, the cost basis of the NMFT Series 1999-1 mortgage security, $7.4 million, became part of the cost basis of the repurchased mortgage loans. At September 30, 2005, the Company had the right, not the obligation, to repurchase $79.9 million of mortgage loans from the NMFT Series 2000-1, NMFT Series 2000-2 and NMFT Series 2001-1 securitization trusts.

The following table is a rollforward of mortgage securities – available-for-sale from January 1, 2004 to September 30, 2005 (in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2004	$294,562	$87,725	$382,287
Increases (decreases) to mortgage securities:
New securities retained in securitizations	381,833	6,637	388,470
Accretion of income (A)	100,666	-	100,666
Proceeds from paydowns of securities (A) (B)	(351,213)	-	(351,213)
Impairment on mortgage securities - available-for-sale	(15,902)	15,902	-
Mark-to-market value adjustment	-	(31,035)	(31,035)
Net increase (decrease) to mortgage securities	115,384	(8,496)	106,888
As of December 31, 2004	409,946	79,229	489,175
Increases (decreases) to mortgage securities:
New securities retained in securitizations	246,057	2,001	248,058
Accretion of income (A)	129,462	-	129,462
Proceeds from paydowns of securities (A) (B)	(349,989)	-	(349,989)
Impairment on mortgage securities - available-for-sale	(10,066)	10,066	-
Transfer of basis to mortgage loans held-for-sale due to
repurchase of mortgage loans from securitization trust (C)	(7,423)	-	(7,423)
Mark-to-market value adjustment	-	32,665	32,665
Net increase to mortgage securities	8,041	44,732	52,773
As of September 30, 2005	$417,987	$123,961	$541,948
(A) Cash received on mortgage securities with no cost basis was $10.9 million for the nine months ended
September 30, 2005 and $32.2 million for the year ended December 31, 2004.
(B) For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts and included in other assets. As of September 30, 2005 and December 31, 2004, the Company had receivables from securitization trusts of $2.1 million and $4.1 million, respectively, related to mortgage securities with a remaining cost basis. Also, the Company had receivables from securitization trusts of $0.7 million related to mortgage securities with a zero cost basis as of December 31, 2004.
(C) The NMFT Series 1999-1 was called on September 25, 2005.

Note 5. NovaStar NIM 2005-N1

On June 22, 2005, the Company issued NovaStar Net Interest Margin Certificates (“NIM”) in the amount of $130.9 million, raising $128.9 million in net proceeds. This NIM is secured by the Company’s mortgage securities – available-for-sale retained from NMFT Series 2005-1 and NMFT Series 2005-2 as a means for long-term financing. For financial reporting and tax purposes, the mortgage securities available-for-sale collateral are recorded as assets of the Company and the asset-backed bonds are recorded as debt. The performance of the mortgage loan collateral underlying these securities directly affects the performance of these bonds as well as the estimated weighted average months to maturity. The bonds are non-recourse and pay a fixed interest rate of 4.78%.

Note 6. Junior Subordinated Debentures

In March 2005, the Company established NovaStar Capital Trust I (“NCTI”), a statutory trust organized under Delaware law for the sole purpose of issuing trust preferred securities. The Company owns all of the common securities of NCTI. On March 15, 2005, NCTI issued $50 million in unsecured floating rate trust preferred securities to other investors. The trust preferred securities require quarterly interest payments. The interest rate is floating at the three-month LIBOR rate plus 3.5% and resets quarterly. The trust preferred securities are redeemable, at NCTI’s option, in whole or in part, anytime without penalty on or after March 15, 2010, but are mandatorily redeemable when they mature on March 15, 2035. If they are redeemed on or after March 15, 2010, but prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

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

As of September 30, 2005, NovaStar Trust had the following assets:

1) whole loans: $343.4 million

2) real estate owned properties: $0, and

3) cash and cash equivalents: $4.3 million.

As of September 30, 2005, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $343.1 million, and
2)	$4.6 million in members’ equity investment.

Note 8. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At September 30, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $600.7 million, $27.3 million and $128.6 million, respectively. At December 31, 2004, the Company had outstanding commitments to originate loans of $361.2 million. The Company had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

On September 22, 2005, the Company executed a securitization transaction accounted for as a sale of loans and $2.0 billion in loans collateralizing NMFT Series 2005-3 were delivered (see Note 3). On September 30, 2005, the Company was committed to deliver an additional $510.5 million in loans collateralizing NMFT Series 2005-3. On October 14, 2005, $461.4 million of these loans were delivered with the remaining scheduled to be delivered in the fourth quarter of 2005.

In the ordinary course of business, the Company sells loans to third parties with recourse for borrower defaults. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During the first nine months of 2005, the Company sold $717.3 million of loans with recourse for borrower defaults compared to none in 2004. The Company maintained a $1.4 million reserve related to these guarantees as of September 30, 2005 compared with a reserve of $45,000 as of December 31, 2004. During the first nine months of 2005, the Company paid $0.1 million in cash to repurchase loans sold to third parties. The Company paid $0.5 million in cash to repurchase loans sold to third parties during 2004.

In the ordinary course of business, the Company sells loans to securitization trusts with recourse where a defect occurred in the loan origination process. This recourse is considered a guarantee to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of September 30, 2005 and December 31, 2004, the Company had loans sold with recourse for origination defects with an outstanding principal balance of $12.7 billion and $11.4 billion, respectively. Repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has not recorded a reserve.

Contingencies. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names as defendants the Company and three of its executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. The Company believes that these claims are without merit and continues to vigorously defend against them.

In the wake of the securities class action, the Company has also been named as a nominal defendant in several derivative actions brought against certain of the Company’s officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to the Company for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The Company believes that these claims are without merit and continues to vigorously defend against them.

In July 2004, an employee of NovaStar Home Mortgage, Inc. (“NHMI”), a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California. The plaintiff brought this class and collective action on behalf of herself and all past and present employees of NHMI and NMI who were employed since May 1, 2000 in the capacity generally described as Loan Officer. The plaintiff alleged that NHMI and NMI failed to pay her and the members of the class she purported to represent overtime premium and minimum wage as required by the Fair Labor Standards Act  (“FLSA”) and California state laws for the period commencing May 1, 2000. In January 2005, the plaintiff and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers nationwide. The settlement, which is pending, is subject to court approval, covers all minimum wage and overtime claims going back to July 30, 2001, and includes the dismissal with prejudice of the claims against NMI. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $1.5 million to $1.9 million. In accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.5 million in 2004.

In addition to those matters listed above, the Company is currently party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action and individual claims for violations of the Real Estate Settlement Procedures Act, FLSA, federal and state laws prohibiting employment discrimination and federal and state licensing and consumer protection laws. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings and claims will not have a material adverse effect on the Company’s financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s financial condition and results of operations.

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

The Company may have inadvertently sold up to approximately 50,000 shares under their 401(k) plan and up to approximately 287,000 shares under their Direct Stock Purchase and Dividend Reinvestment Plan in the twelve month period ending June 30, 2005 in a manner that may not have complied with the registration requirements of applicable securities laws. As a result, the holders of unregistered shares may have rescission rights or the right to recover damages if they no longer own such shares. As a result, the Company could be required to repurchase the shares for an amount equal to the sale price of all shares sold less dividends paid, which the Company currently estimates to be $12.8 million, exclusive of any interest or other costs. This amount could be higher if it is ultimately determined that additional unregistered shares were sold. Furthermore, the Company could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

Note 9. Issuance of Capital Stock

The Company sold 1,200,168 shares of its common stock during the nine months ended September 30, 2005 under its Direct Purchase and Dividend Reinvestment Plan. Net proceeds of $45.9 million were raised under these sales of common stock.

During the nine months ended September 30, 2005, 117,307 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.6 million were received under these issuances.

On June 2, 2005, the Company completed a public offering of 1,725,000 shares of its common stock at $35 per share. The Company raised $57.9 million in net proceeds from this offering.

Note 10. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the nine and three months ended September 30, 2005 and 2004 (in thousands).

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net Income	$111,015	$90,939	$36,293	$24,388
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities - available
-for-sale	34,666	(26,959)	(26,379)	17,146
Change in unrealized loss on derivative instruments used
in cash flow hedges, net of related tax effects	-	(50)	-	(47)
Impairment on mortgage securities - available-for-sale
reclassified to earnings	10,066	8,692	8,328	2,575
Net settlements of derivative instruments used in cash
flow hedges reclassified to earnings	109	2,362	-	164
Other amortization	-	(26)	-	-
Other comprehensive income (loss)	44,841	(15,981)	(18,051)	19,838
Total comprehensive income	$155,856	$74,958	$18,242	$44,226

Note 11. Branch Operations

As the demand for conforming loans declined significantly during 2004 and into 2005, many branches have not been able to generate sufficient mortgage loan volume to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with the Company. The Company has also terminated branches when loan production results were substandard. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. On November 4, 2005, we adopted a formal plan to terminate substantially all of the remaining NHMI branches. We will provide a limited number of these branches the option to remain with us and become part of NovaStar Mortgage, Inc. retail division. See Note 14 for additional discussion regarding this plan.

The discontinued operations apply to the branch operations segment presented in Note 12. The operating results for these discontinued operations have been segregated from the continuing operating results of the Company. The operating results of all discontinued operations are summarized as follows (in thousands):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Fee income	$10,858	$87,043	$876	$26,162
General and administrative expenses	(14,126)	(99,315)	(1,811)	(31,959)
Loss before income tax benefit	(3,268)	(12,272)	(935)	(5,797)
Income tax benefit	(1,258)	(4,725)	(360)	(2,232)
Loss from discontinued operations	$(2,010)	$(7,547)	$(575)	$(3,565)

As of September 30, 2005, the Company has $0.1 million in cash, $0.2 million in receivables included in other assets and $0.3 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets. As of December 31, 2004, the Company had $0.9 million in cash, $1.7 million in receivables included in other assets and $2.6 million in payables included in accounts payable and other liabilities pertaining to discontinued operations.

Note 12. Segment Reporting

The Company reviews, manages and operates its business in three segments: mortgage portfolio management, mortgage lending and loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. Mortgage lending and loan servicing operations include the marketing, underwriting and funding of loan production. Servicing operations represent the income and costs to service the Company’s on and off-balance sheet loans. Branch operations include the collective income generated by the Company’s wholly-owned subsidiary (NHMI), brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in the branch operations segment. Branches that have terminated in 2004 and in the first nine months of 2005 have been segregated from the results of the ongoing operations of the Company for the nine and three months ended September 30, 2005 and 2004. Following is a summary of the operating results of the Company’s primary operating units for the nine and three months ended September 30, 2005 and 2004 (in thousands):

For the Nine Months Ended September 30, 2005

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$143,180	$77,688	$403	$(2)	$221,269
Interest expense	15,590	51,894	76	(8,887)	58,673
Net interest income before provision
for credit losses	127,590	25,794	327	8,885	162,596
Provision for credit losses	(1,050)	-	-	-	(1,050)
Gains on sales of mortgage assets	82	48,560	1,321	11,821	61,784
Fee income	-	22,618	34,209	(12,606)	44,221
Gains on derivative instruments	511	12,764	-	-	13,275
Impairment on mortgage securities –
available- for-sale	(10,066)	-	-	-	(10,066)
Other income (expense)	18,430	408	80	(8,678)	10,240
General and administrative expenses	(11,928)	(121,220)	(39,537)	-	(172,685)
Income (loss) from continuing operations
before income tax expense (benefit)	123,569	(11,076)	(3,600)	(578)	108,315
Income tax expense (benefit)	-	(3,771)	(1,403)	464	(4,710)
Income (loss) from continuing operations	123,569	(7,305)	(2,197)	(1,042)	113,025
Loss from discontinued operations,
net of income tax	-	-	(1,119)	(891)	(2,010)
Net income (loss)	$123,569	$(7,305)	$(3,316)	$(1,933)	$111,015

For the Nine Months Ended September 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$102,534	$61,316	$-	$(26)	$163,824
Interest expense	14,285	28,087	50	(6,622)	35,800
Net interest income (loss) before provision
for credit losses	88,249	33,229	(50)	6,596	128,024
Provision for credit losses	(843)	-	-	-	(843)
Gains on sales of mortgage assets	388	98,764	-	24,217	123,369
Fee income	-	21,453	39,764	(20,982)	40,235
Losses on derivative instruments	(318)	(17,501)	-	-	(17,819)
Impairment on mortgage securities –
available- for-sale	(8,692)	-	-	-	(8,692)
Other income (expense)	14,831	(7,645)	29	(6,209)	1,006
General and administrative expenses	(5,424)	(108,464)	(53,255)	10,013	(157,130)
Income (loss) from continuing operations
before income tax expense (benefit)	88,191	19,836	(13,512)	13,635	108,150
Income tax expense (benefit)	-	9,088	(5,270)	5,846	9,664
Income (loss) from continuing operations	88,191	10,748	(8,242)	7,789	98,486
Income (loss) from discontinued
operations, net of income tax	-	-	3,982	(11,529)	(7,547)
Net income (loss)	$88,191	$10,748	$(4,260)	$(3,740)	$90,939

For the Three Months Ended September 30, 2005

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$51,703	$36,176	$205	$(1)	$88,083
Interest expense	4,565	25,439	8	(4,968)	25,044
Net interest income before provision
for credit losses	47,138	10,737	197	4,967	63,039
Provision for credit losses	(331)	-	-	-	(331)
Gains (losses) on sales of mortgage assets	(209)	6,317	124	4,597	10,829
Fee income	-	7,016	12,872	(5,166)	14,722
Gains (losses) on derivative instruments	(12)	6,534	-	-	6,522
Impairment on mortgage securities –
available- for-sale	(8,328)	-	-	-	(8,328)
Other income (expense)	8,119	305	35	(4,907)	3,552
General and administrative expenses	(4,174)	(38,398)	(13,315)	-	(55,887)
Income (loss) from continuing operations
before income tax benefit	42,203	(7,489)	(87)	(509)	34,118
Income tax benefit	-	(2,551)	(34)	(165)	(2,750)
Income (loss) from continuing operations	42,203	(4,938)	(53)	(344)	36,868
Loss from discontinued operations,
net of income tax	-	-	(512)	(63)	(575)
Net income (loss)	$42,203	$(4,938)	$(565)	$(407)	$36,293

For the Three Months Ended September 30, 2004

	Mortgage Portfolio Management	Mortgage Lending and Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$33,411	$26,386	$-	$(8)	$59,789
Interest expense	4,851	11,729	14	(2,244)	14,350
Net interest income (loss) before provision
for credit losses	28,560	14,657	(14)	2,236	45,439
Provision for credit losses	(182)	-	-	-	(182)
Gains (losses) on sales of mortgage assets	(21)	38,873	-	7,563	46,415
Fee income	-	6,750	14,237	(8,240)	12,747
Losses on derivative instruments	(900)	(18,636)	-	-	(19,536)
Impairment on mortgage securities –
available- for-sale	(2,575)	-	-	-	(2,575)
Other income (expense)	5,912	(3,814)	9	(2,134)	(27)
General and administrative expenses	(1,820)	(38,758)	(19,112)	5,093	(54,597)
Income (loss) from continuing operations
before income tax expense (benefit)	28,974	(928)	(4,880)	4,518	27,684
Income tax expense (benefit)	-	(688)	(1,903)	2,322	(269)
Income (loss) from continuing operations	28,974	(240)	(2,977)	2,196	27,953
Income (loss) from discontinued
operations, net of income tax	-	-	604	(4,169)	(3,565)
Net income (loss)	$28,974	$(240)	$(2,373)	$(1,973)	$24,388

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the nine and three months ended September 30, 2005 and 2004 (in thousands):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Amounts paid to (received from) mortgage portfolio
received from (paid to) mortgage lending and loan servicing
Loan servicing fees	$(207)	$(341)	$(61)	$(95)
Interest income on intercompany debt	8,861	6,565	4,968	2,223
Guaranty, commitment, loan sale and securitization fees	7,103	7,933	2,820	3,470
Interest income on warehouse borrowings	25	7	-	7
Gains on sale of mortgage securities – available-for-sale
retained in securitizations	(2,000)	(1,954)	(304)	(1,954)

Amounts paid to (received from) branch operations
received from (paid to) mortgage lending and loan servicing
Lender premium	13,846	21,566	5,208	7,941
Subsidized fees	-	21	-	-
Interest income on warehouse line	(2)	(26)	(1)	(8)
Fee income on warehouse line	(1)	(24)	-	(6)

In 2004, based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company deferred certain nonrefundable fees and direct costs associated with the origination of loans in the branch operations segment which were subsequently brokered to the mortgage lending and loan servicing segment. The mortgage lending and loan servicing segment ultimately funded the loans and then sold the loans either through securitizations or outright sales to third parties. The net deferred cost (income) became part of the cost basis of the loans and served to either increase (net deferred income) or decrease (net deferred cost) the gain or loss recognized by the mortgage lending and servicing segment. In 2004, these transactions were accounted for in the eliminations column. In 2005, the branch operations segment began originating and selling these loans to the mortgage lending and loan servicing segment instead of brokering the loans as in prior years. Therefore, the Company began recording the net deferred cost (income) to the branch operations segment instead of through the eliminations column. The following table summarizes these amounts for the nine and three months ended September 30, 2004 (in thousands):

	For the Nine	For the Three
	Months Ended	Months Ended
	September 30, 2004
Gains on sales of mortgage assets	$6,648	$1,650
Fee income	(29,462)	(10,473)
General & administrative expenses	21,697	8,589

Note 13. Earnings Per Share

The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$113,025	$98,486	$36,868	$27,953
Dividends on preferred shares	(4,989)	(4,601)	(1,663)	(1,663)
Income from continuing operations available to common shareholders	108,036	93,885	35,205	26,290
Loss from discontinued operations, net of income tax	(2,010)	(7,547)	(575)	(3,565)
Net income available to common shareholders	$106,026	$86,338	$34,630	$22,725

Denominator:
Weighted average common shares outstanding – basic	29,121	24,889	30,617	25,034

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	29,121	24,889	30,617	25,034
Stock options	339	475	336	420
Restricted stock	8	19	9	1
Weighted average common shares outstanding – dilutive	29,468	25,383	30,962	25,455

Basic earnings per share:
Income from continuing operations	$3.88	$3.95	$1.20	$1.12
Dividends on preferred shares	(0.17)	(0.18)	(0.05)	(0.07)
Income from continuing operations available to common shareholders	3.71	3.77	1.15	1.05
Loss from discontinued operations, net of income tax	(0.07)	(0.30)	(0.02)	(0.14)
Net income available to common shareholders	$3.64	$3.47	$1.13	$0.91

Diluted earnings per share:
Income from continuing operations	$3.84	$3.88	$1.19	$1.10
Dividends on preferred shares	(0.17)	(0.18)	(0.05)	(0.07)
Income from continuing operations available to common shareholders	3.67	3.70	1.14	1.03
Loss from discontinued operations, net of income tax	(0.07)	(0.30)	(0.02)	(0.14)
Net income available to common shareholders	$3.60	$3.40	$1.12	$0.89

The following restricted stock and stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Number of stock options and restricted stock (in thousands)	94	15	94	15
Weighted average exercise price	$40.60	$33.59	$40.60	$33.59

Note 14. Subsequent Events

Throughout 2005 NHMI has taken steps to eliminate branches that have not generated profits at levels consistent with the Company’s long-term strategic goals. The remaining branches have continued to struggle in today’s challenging business environment to meet these profit targets. As such, on November 4, 2005, the Company adopted a formal plan to terminate substantially all of the remaining NHMI branches by March 31, 2006. The Company will provide a limited number of these branches the option to remain with the Company and become part of its NovaStar Mortgage, Inc. retail division. The Company estimates that any expenses it will incur as a result of the plan of termination will be immaterial to the Company’s financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company,” “NovaStar Financial” or “NFI”) and the notes thereto as well as NovaStar Financial’s annual report to stockholders and annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

Overview of Performance

During the nine and three months ended September 30, 2005, we reported net income available to common shareholders of $106.0 million and $34.6 million, or $3.60 and $1.12 per diluted share, respectively, as compared to $86.3 million and $22.7 million, or $3.40 and $0.89 per diluted share, for the same periods in 2004.

Our net income available to common shareholders was driven largely by the income generated by our mortgage securities - available-for-sale portfolio, which increased from $462.5 million as of September 30, 2004 to $541.9 million as of September 30, 2005. These securities are retained in the securitization of the mortgage loans we originate and purchase. We securitized $5.9 billion and $2.1 billion of mortgage loans for the nine and three months ended September 30, 2005, respectively, as compared to $5.8 billion and $2.8 billion for the same periods in 2004. During the nine and three months ended September 30, 2005, we originated and purchased $7.1 billion and $2.8 billion, respectively, in nonconforming, residential mortgage loans, compared to $6.2 billion and $2.4 billion for the same periods in 2004.

Profit margins within our mortgage lending and loan servicing segment continued to tighten in the first three quarters of 2005 as short-term rates continued to rise while the coupons on the mortgage loans we originated and purchased remained flat from 2004. One-month LIBOR and the two-year swap rate increased from 1.84% and 2.94%, respectively, at September 30, 2004 to 3.86% and 4.57%, respectively, at September 30, 2005 while the weighted average coupon on our nonconforming originations and purchases for the nine months ended September 30, 2005 was 7.6% as compared to 7.6% for the same period in 2004. These factors contributed to the whole loan price used in valuing our mortgage securities at the time of securitization to significantly decrease throughout 2004 and into the first nine months of 2005, which is directly correlated to the decrease in gains on sales of mortgage loans as a percentage of the loans securitized. For the nine and three months ended September 30, 2005, the weighted average net whole loan price used in the initial valuation of our retained securities was 102.22 and 101.66, respectively, compared to 103.58 and 103.10 for the same periods of 2004. For the nine and three months ended September 30, 2005, the weighted average gain on securitization as a percentage of the collateral securitized was 0.9% and 0.3%, respectively, compared to 2.1% and 1.7% for the same periods of 2004.

We continue to sell nonconforming mortgage loans to third parties that we feel do not possess the economic characteristics which meet our long-term portfolio management objectives. We sold $717.3 million and $490.1 million in nonconforming mortgage loans to third parties during the nine and three months ended September 30, 2005, respectively. We recognized a net gain of $9.0 million and $4.3 million from these sales and the weighted average price to par of the loans sold was 102.44 and 102.14 during the nine and three months ended September 30, 2005, respectively. There were no nonconforming mortgage loan sales to third parties during 2004.

As a result of our interest rate risk management strategies, we utilize interest rate swaps and caps, which have provided gains to partially offset the impact of margins compressing. We recognized gains on derivative instruments, which did not qualify for hedge accounting of $13.3 million and $6.5 million for the nine and three months ended September 30, 2005, respectively, compared to losses of ($17.8) million and ($19.5) million for the same periods of 2004. During periods of rising rates, these derivative instruments help maintain the net interest margin between our assets and liabilities as well as diminish the effect of changes in general interest rate levels on the market value of our mortgage assets. Of the $13.3 million in gains on derivative instruments for the nine months ended September 30, 2005, $12.0 million was related to mark-to-market gains on derivatives transferred into the NMFT Series 2005-1, 2005-2 and 2005-3 securitizations, while $3.7 million was related to mark-to-market gains on derivatives that were still owned by us at September 30, 2005 and will most likely be transferred into securitizations which close in the fourth quarter of 2005. The remaining difference is attributable to net settlements paid to counterparties, market value adjustments for derivatives which matured during the period and mark-to-market valuations for commitments to originate mortgage loans.

Summary of Operations and Key Performance Measurements

Our net income is highly dependent upon our mortgage securities - available-for-sale portfolio, which are generated from the securitization of nonconforming loans we have originated and purchased. These mortgage securities represent the right to receive the net future cash flows from a pool of nonconforming loans. Generally speaking, the more nonconforming loans we originate and purchase, the larger our securities portfolio and, therefore, the greater earnings potential. As a result, earnings are related to the volume of nonconforming loans and related performance factors for those loans, including their average coupon, borrower default rate and borrower prepayment rate. Information regarding our lending volume is presented under the heading “Financial Condition as of September 30, 2005 and December 31, 2004 - Mortgage Loans.”

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

Known Material Trends

Over the last ten years, the nonconforming lending market has grown from less than $50 billion annually to approximately $530 billion in 2004 as estimated by the National Mortgage News. A significant portion of these loans are made to borrowers who are using equity in their primary residence to consolidate low-balance, installment or consumer debt. The nonconforming market has grown through a variety of interest rate environments. One of the main drivers of growth in this market has been the rise in housing prices which gives borrowers the opportunity to use the equity in their home to consolidate their high interest rate, short-term, non-tax deductible consumer or installment debt into lower interest rate, long-term, often tax deductible mortgage debt. Management estimates that NovaStar Financial has a 1-2% share of the nonconforming loan market. While management cannot predict consumer spending and borrowing habits, nor the future value of the residential home market, historical trends indicate that the market in which we operate is relatively stable and should continue to experience long-term growth.

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

Competitive pressures have held mortgage loan coupons generally flat while short-term interest rates have continued to significantly increase. The continued tightening of margins in the mortgage banking industry could continue to impact our profitability by depressing whole loan prices, lowering our net interest margin and lowering the yield on our mortgage securities – available-for-sale. See the “Overview of Performance” section for discussion regarding the impact this trend has had on recent performance. Late in the third quarter, coupons on new loan originations have increased across the nonconforming mortgage banking industry. However, competitive pressures may not allow us to raise mortgage coupons at a rate commensurate with increases in short-term interest rates, which drive our funding costs.

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

Gulf State Hurricanes

The damage caused by the Gulf State hurricanes, particularly Katrina, Rita and Wilma, has affected our mortgage loans held-for-sale and the mortgage loan portfolio we service which underlies our mortgage securities – available-for-sale by impairing the ability of certain borrowers to repay their loans. At present, we are unable to predict the ultimate impact of the Gulf State hurricanes on our future financial results and condition as the impact will depend on a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the hurricane adversely affect the ability of borrowers to repay their loans, and the cost to us of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers. Many of the loans are to borrowers where repayment prospects have not yet been determined to be diminished, or are in areas where properties may have suffered little, if any, damage or may not yet have been inspected. We currently have a mortgage protection insurance policy, which protects us from uninsured losses as a result of these hurricanes up to a maximum of $5 million in aggregate losses with a deductible of $100,000 per hurricane. At this time, we are uncertain as to the overall financial impact the Gulf State hurricanes will have on our future financial condition and results of operations.

In accordance with public policy, regulatory guidance and the Pooling and Servicing Agreements which govern the securitized loans we service, we will work with our customers to assess their personal situation and the effect of the Gulf State hurricanes on them. We have offered personal financial counseling and certain moratoriums on collection activities and foreclosures. We may provide extended terms for affected customers depending on their circumstances.

Description of Businesses

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination and purchase of nonconforming, single-family, residential mortgage loans.
•	We operate as a long-term mortgage securities portfolio investor.
•	Financing is provided by issuing asset-backed bonds and capital stock and entering into repurchase agreements.
•	Earnings are generated from the return on our mortgage securities – available-for-sale and mortgage loan portfolio.
•	Our portfolio of mortgage securities – available-for-sale includes AAA- and non-rated interest-only, prepayment penalty, overcollateralization and other subordinated mortgage securities.

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income was $221.3 million and $88.1 million for the nine and three months ended September 30, 2005, respectively, compared to $163.8 million and $59.8 million for the same periods of 2004. Net interest income before provision for credit losses from the portfolio was $162.6 million and $63.0 million for the nine and three months ended September 30, 2005, respectively, compared to $128.0 million and $45.4 million during the same periods of 2004. See our discussion of interest income under the heading “Results of Operations - Net Interest Income”. See Note 12 to our condensed consolidated financial statements for a summary of operating results for mortgage portfolio management.

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

In certain circumstances, because we enter into interest rate agreements that do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America, we are required to record the change in the value of derivatives as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. As a result, we recognized gains (losses) on these derivatives of $13.3 million and $6.5 million during the nine and three months ended September 30, 2005, respectively, compared to ($17.8) million and ($19.5) million for the same periods in 2004.

Mortgage Lending and Loan Servicing. The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities – available-for-sale that we hold in our portfolio. During the nine and three months ended September 30, 2005, we originated and purchased $7.1 billion and $2.8 billion, respectively, in nonconforming, residential mortgage loans, compared to $6.2 billion and $2.4 billion for the same periods in 2004. The majority of these loans were retained in our servicing portfolio and serve as collateral for our mortgage securities – available-for-sale. The loans we originate and purchase are sold, either in securitization transactions or in outright sales to third parties. We securitized $5.9 billion and $2.1 billion of mortgage loans for the nine and three months ended September 30, 2005, respectively, as compared to $5.8 billion and $2.8 billion for the same periods in 2004. We sold $717.3 million and $490.1 million in nonconforming mortgage loans to third parties during the nine and three months ended September 30, 2005, respectively. There were no nonconforming mortgage loan sales during 2004. We recognized gains on sales of mortgage assets totaling $61.8 million and $10.8 million during the nine and three months ended September 30, 2005, respectively, compared to $123.4 million and $46.4 million during the nine and three months ended September 30, 2004, respectively. In securitization transactions accounted for as sales, we retain interest-only, prepayment penalty, overcollateralization and other subordinated securities, along with the right to service the loans. See Note 12 to our condensed consolidated financial statements for a summary of operating results for mortgage lending and loan servicing.

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

Our nationwide loan origination network includes wholesale loan brokers, correspondent institutions and direct to consumer operations. We have developed a nationwide network of wholesale loan brokers and mortgage lenders who submit mortgage loans to us. Except for NovaStar Home Mortgage brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar Financial entities. Our sales force, which includes account executives in 41 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions from which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer origination channel consists of call centers, which use telemarketing and internet loan lead sources to originate mortgage loans.

We underwrite, process, fund and service the nonconforming mortgage loans sourced through our broker network in centralized facilities. Further details regarding the loan originations are discussed under the “Financial Condition as of September 30, 2005 and December 31, 2004 - Mortgage Loans”.

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

For long-term financing, we pool our mortgage loans and issue asset-backed bonds (“ABB”). Primary bonds – AAA through BBB rated – are generally issued to the public. We retain the interest-only, prepayment penalty, overcollateralization and other subordinated bonds. We also retain the right to service the loans. Prior to 1999, our ABB transactions were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. The mortgage loans and related debt continue to be presented on our condensed consolidated balance sheets, and no gain was recorded. Beginning in 1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our condensed consolidated financial statements. We do, however, record the value of the securities and servicing rights we retain. Details regarding ABBs we issued can be found in “Financial Condition as of September 30, 2005 and December 31, 2004 – Asset-backed Bonds”.

Loan servicing remains a critical part of our business operation. In the opinion of management, maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about NovaStar Financial products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of fees paid by the borrowers for normal customer service and processing fees. In addition we receive contractual fees approximating 0.50% of the outstanding balance for loans we service that we do not own. We serviced $14.1 billion loans as of September 30, 2005 compared to $12.2 billion loans as of December 31, 2004. We recognized $44.6 million and $15.0 million in loan servicing fee income from the securitization trusts during the nine and three months ended September 30, 2005, respectively, compared to $28.6 million and $10.5 million for the same periods of 2004. Loan servicing fee income should continue to grow as our servicing portfolio grows. Also, see “Results of Operations - Mortgage Loan Servicing” for further discussion and analysis of the servicing operations.

Branch Operations. In 1999, we opened our retail mortgage broker business operating under the name NHMI. Prior to 2004, many of these NHMI branches were operated as limited liability companies (“LLC”) in which we owned a minority interest in the LLC and the branch manager was the majority interest holder. In December 2003, we decided to terminate the LLC’s effective January 1, 2004. As of January 1, 2004, continuing branches that formerly operated as LLC’s became wholly-owned operating units of NHMI and their financial results are included in our condensed consolidated financial statements. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. See Note 12 to our condensed consolidated financial statements for a summary of operating results for our branches.

We routinely close branches and branch managers voluntarily terminate their employment with us, which generally results in the branch’s closure. As the demand for conforming loans declined significantly during 2004 and into 2005, many branches were not able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers voluntarily terminated employment with us. We have also terminated many branches when loan production results were substandard. In these terminations, the branch and all operations are eliminated. On November 4, 2005, we adopted a formal plan to terminate substantially all of the remaining NHMI branches. We will provide a limited number of these branches the option to remain with us and become part of NovaStar Mortgage, Inc. retail division. See Note 14 for additional discussion regarding this plan. Note 11 to our condensed consolidated financial statements provides detail regarding the impact of the discontinued operations and modifications to our branch program.

The branch business provides an additional source for mortgage loan originations that, in most cases, we will eventually sell, either in securitizations or in outright sales to third parties. During the nine and three months ended September 30, 2005, our branches brokered or sold $1.3 billion and $388.8 million in nonconforming loans, respectively, compared to $2.9 billion and $1.0 billion during the same periods in 2004. Of these brokered or sold nonconforming loans, we funded $706.8 million and $258.0 million during the nine and three months ended September 30, 2005, respectively compared to $1.3 billion and $473.4 million during the same periods in 2004.

Following is a diagram of the industry in which we operate and our loan production including nonconforming and conforming during the first nine months of 2005 (in thousands).

Unrelated

Broker

NovaStar

Retail

$2,310,970

NovaStar

Lending

(A)

Unrelated

Wholesale

Lenders

Securities

Purchased by

Unrelated

Bond Investors

$6,297,250 (B)

Excess Cash Flow

and Subordinated

Bonds (retained by

NovaStar)

$246,057 (C)

Cumulative

Loan Servicing

Portfolio Total as

of September 30,

2005

$14,094,098

Unrelated

Mortgage

Bankers/

Financial

Institutions

NovaStar

Acquisition of

Whole Loan

Pools

Non

conforming

Loans Sold

to

Unrelated

Parties

$5,336,174

$717,262

RETAIL

WHOLESALE

CORRESPONDENT/

WHOLE LOAN

BULK PURCHASES

SECURITIZATION

$5,889,460

$579,704

$1,119,697

$1,191,273

Conforming

Loans Sold

to

Unrelated

Parties

$22,152

(A)

A portion of the loans securitized or sold to unrelated parties as of September 30, 2005 were originated prior to 2005, but due to timing were not yet securitized or sold at the end of 2004. Loans originated and purchased during the first nine months of 2005 that we have not securitized or sold to unrelated parties as of September 30, 2005 are included in our mortgage loans held-for-sale.

(B)

The majority of the AAA-BBB rated securities from the NMFT Series 2005-1, 2005-2 and 2005-3 securitizations were purchased by bond investors during the first nine months of 2005. We retained the Class M-11 and M-12 certificates of the NMFT Series 2005-3, which were rated BBB/BBB- and BBB-, respectively, by Standard & Poor’s.

(C)

The excess cash flow and subordinated bonds retained by NovaStar Financial are from the NMFT Series 2005-1, 2005-2 and 2005-3 securitization transactions, which occurred during the first nine months of 2005.

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

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate and purchase in pools to serve as collateral for issued asset-backed bonds. In a mortgage security securitization (also known as a “Resecuritization”), we combine mortgage securities - available-for-sale retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities - available-for-sale are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a loan securitization, we retain the right to service the underlying mortgage loans and we also retain certain mortgage securities - available-for-sale issued by the trust (see Mortgage Securities – Available-for-Sale below). As previously discussed, the gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities - available-for-sale transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

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

In valuing our mortgage securities - available-for-sale it is also important to understand what portion of the underlying mortgage loan collateral is covered by mortgage insurance. At the time of a securitization transaction, the trust legally assumes the responsibility to pay the mortgage insurance premiums associated with the loans transferred and the rights to receive claims for credit losses. Therefore, we have no obligation to pay these insurance premiums. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. This information is significant for valuation as the mortgage insurance significantly reduces the credit losses born by the owner of the loan. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities - available-for-sale consider this risk. We discuss mortgage insurance premiums under the heading “Results of Operations - Premiums for Mortgage Loan Insurance”.

For the nine months and three months ended September 30, 2005, the weighted average net whole loan price used in the initial valuation of our retained securities was 102.22 and 101.66, respectively, compared to 103.58 and 103.10 for the same periods of 2004. The weighted average initial implied discount rate for the nine and three months ended September 30, 2005 was 14% and 15%, respectively, compared to 21% and 21% for the same periods of 2004. As discussed in “Overview of Performance”, the increase in short-term interest rates has caused the whole loan price used in the initial valuation of our retained securities to decrease. If the whole loan market price used in the initial valuation of our mortgage securities - available-for-sale for the nine and three months ended September 30, 2005 had increased or decreased by 50 basis points, the initial value of our mortgage securities - available-for-sale and the gain we recognized would have increased or decreased by $29.4 million and $10.7 million, respectively. Information regarding the assumptions we used is discussed under “Mortgage Securities – Available-for-Sale” below.

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

Mortgage Securities – Available-for-Sale. Our mortgage securities – available-for-sale represent beneficial interests we retain in mortgage loan securitization transactions. The beneficial interests we retain in these securitization transactions primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

•	The interest spread between the coupon net of servicing fees on the underlying loans, the cost of financing, mortgage insurance and bond administrative costs.
•	Prepayment penalties received from borrowers who payoff their loans early in their life.
•	Overcollateralization and other subordinated securities, which are designed to protect the primary bondholder from credit loss on the underlying loans.

The cash flows we receive are highly dependent upon the interest rate environment. The interest rates on the bonds issued by the securitization trust are indexed to short-term interest rates, while the coupons on the pool of loans held by the securitization trust are less interest rate sensitive. As a result, as rates rise and fall, our cash flows will fall and rise, because the cash we receive on our mortgage securities – available-for-sale is dependent on this interest rate spread. As our cash flows fall and rise, this will decrease or increase the value of our mortgage securities – available-for-sale. Additionally, the cash flows we receive are dependent on the default and prepayment experience of the borrowers of the underlying mortgage security collateral. Increasing or decreasing cash flows will increase or decrease the yield on our securities.

We believe the accounting estimates related to the valuation of our mortgage securities - available-for-sale and establishing the rate of income recognition on mortgage securities - available-for-sale are “critical accounting estimates” because they can materially affect net income and stockholders’ equity and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our mortgage securities - available-for-sale. We use internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities - available-for-sale. We believe the value of our mortgage securities - available-for-sale is fair, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require write-downs of the residual assets. Impairments would reduce income in future periods when deemed other-than-temporary.

As payments are received, they are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using internally developed models. We prepare analyses of the yield for each security using a range of these assumptions. The accretable yield used in recording interest income is generally set within a range of assumptions. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

At each reporting period subsequent to the initial valuation of the retained securities, the fair value of mortgage securities - available-for-sale is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. To the extent that the cost basis of mortgage securities - available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the nine and three months ended September 30, 2005, we recorded impairment losses of $10.1 million and $8.3 million, respectively, compared to $8.7 million and $2.6 million during the same periods of 2004. The impairments were primarily a result of the increase in short-term interest rates during 2004 and the first nine months of 2005. While we do use forward yield curves in valuing our securities, the increase in two-year and three-year swap rates during 2004 and the first nine months of 2005 was greater than the forward yield curve had anticipated, thus causing a greater than expected decline in value. See Table 3 for a quarterly summary of the cost basis, unrealized gain and fair value of our mortgage securities - available-for-sale and Table 10 for a summary of the impairments on our mortgage securities – available-for-sale.

During 2005, our average security yield has increased to 35.4% and 37.3% for the nine and three months ended September 30, 2005, respectively, from 31.7% and 29.9% for the same periods of 2004. The increase is a result of lower than expected credit losses we are experiencing on the loans underlying our mortgage securities, which has led us to adjust the credit loss assumptions on certain securities. The low credit losses can be attributed primarily to the substantial rise in housing prices in recent years. The positive impact of low credit losses has been able to offset the negative impact of the increase in short-term interest rates and prepayment rates. Mortgage securities – available-for-sale income has increased from $97.2 million and $31.9 million during the nine and three months ended September 30, 2004, respectively, to $139.7 million and $50.6 million for the same periods of 2005 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2005 had increased by 10%, net income during the nine and three months ended September 30, 2005 would have increased by $24.3 million and $3.6 million, respectively. If the rates used to accrue income on our mortgage securities during 2005 had decreased by 10%, net income during the nine and three months ended September 30, 2005 would have decreased by $34.5 million and $14.6 million, respectively.

Housing prices have enjoyed substantial appreciation in recent years, which has resulted in increasing prepayment rates. The market discount rates we are using to initially value our mortgage securities have declined from 2004. As of September 30, 2005, the weighted average discount rate used in valuing our mortgage securities - available-for-sale was 18% as compared to 22% as of December 31, 2004. The weighted-average constant prepayment rate used in valuing our mortgage securities – available-for-sale as of September 30, 2005 was 45 versus 39 as of December 31, 2004. If the discount rate used in valuing our mortgage securities - available-for-sale as of September 30, 2005 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by $25.8 million. If we had decreased the discount rate used in valuing our mortgage securities - available-for-sale by 5%, the value of our mortgage securities - available-for-sale would have increased by $28.7 million.

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

Financial Condition as of September 30, 2005 and December 31, 2004

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated and purchased, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third-party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans held-for-sale and short-term borrowings between December 31, 2004 and September 30, 2005 are dependent on loans we have originated and purchased during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production are critical to our financial results. The loans we produce serve as collateral for our mortgage securities - available-for-sale and generate gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for the first three quarters of 2005 and all of 2004. We discuss our cost of production under “Results of Operations - General and Administrative Expenses”. Also, details regarding mortgage loans securitized and the gains recognized during the first nine months of 2005 and all of 2004 can be found in Table 9.

Table 1 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

					Weighted Average
	Number	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	FICO Score	Coupon	Percent with Prepayment Penalty
2005:
First quarter	13,100	$ 1,947,851	$ 148,691	101.2%	82%	629	7.6%	66%
Second Quarter	15,288	2,357,632	154,215	101.1%	82%	632	7.6%	64%
Third Quarter	16,993	2,779,316	163,557	101.1%	82%	632	7.5%	64%
Total	45,381	$ 7,084,799	$ 156,118	101.1%	82%	631	7.6%	65%

2004:
First Quarter	12,137	$ 1,783,119	$ 146,916	101.3%	82%	622	7.4%	74%
Second Quarter	13,400	1,978,801	147,672	101.2%	83%	621	7.7%	74%
Third Quarter	15,825	2,427,412	153,391	101.4%	82%	621	7.7%	74%
Fourth Quarter	14,612	2,235,029	152,958	101.3%	82%	625	7.7%	68%
Total	55,974	$ 8,424,361	$ 150,505	101.3%	82%	622	7.6%	72%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued (that are not accounted for as sales) and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of September 30, 2005 was $42.5 million compared to $59.5 million as of December 31, 2004.

Premiums to brokers are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold or securitized. To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate and purchase mortgage loans with prepayment penalties.

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

Table 2 — Carrying Value of Mortgage Loans

(dollars in thousands)

	September 30,	December 31,
	2005	2004
Held-in-portfolio:
Current principal	$42,498	$58,859
Premium	$850	$1,175
Coupon	10.0%	10.0%

Held-for-sale:
Current principal	$1,183,856	$719,904
Premium	$13,889	$6,760
Coupon	7.6%	7.7%
Percent with prepayment penalty	63%	65%

Mortgage Securities - Available-for-Sale. Since 1999, we have pooled the majority of the loans we have originated or purchased to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain interest-only, prepayment penalty, overcollateralization and other subordinated mortgage securities. Additionally, we service the loans sold in these securitizations. See “Mortgage Servicing Rights” below. As of September 30, 2005 and December 31, 2004, the fair value of our mortgage securities – available-for-sale was $541.9 million and $489.2 million, respectively. During the first nine months of 2005 and 2004 we executed securitizations totaling $5.9 billion and $5.8 billion, respectively, in mortgage loans and retained mortgage securities with a cost basis of $246.1 million and $286.9 million, respectively. See Note 4 to the condensed consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

The servicing agreements we execute for loans we have securitized include a “clean up” call option which gives us the right, not the obligation, to repurchase mortgage loans from the trust when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. On September 25, 2005, we exercised the “clean up” call option on NMFT Series 1999-1 and repurchased loans with a remaining principal balance of $14.0 million from the trust for $6.8 million in cash. The trust distributed the $6.8 million to retire the bonds held by third parties. Along with the cash paid to the trust, the cost basis of the NMFT Series 1999-1 mortgage security, $7.4 million, became part of the cost basis of the repurchased mortgage loans.

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

In estimating the fair value of our mortgage securities – available-for-sale, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. The cash flows we receive on our mortgage securities – available-for-sale will be based on the net of the gross coupon less servicing costs and the bond cost less trustee administrative costs and the cost of mortgage insurance. Additionally, if the trust is a party to interest rate agreements, our cash flow will include (exclude) payments from (to) the interest rate agreement counterparty. Table 3 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the mortgage securities – available-for-sale.

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

Table 3 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions (dollars in thousands)

				Current Assumptions			Assumptions at Trust Securitization
September 30, 2005:	Cost (B)	Unrealized Gain (B)	Estimated Fair Value of Mortgage Securities (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
NMFT Series:
2000-1	$ 588	$ 670	$ 1,258	15%	34%	1.4%	15%	27%	1.0%
2000-2	-	1,090	1,090	15%	35%	1.0%	15%	28%	1.0%
2001-1	-	2,412	2,412	20%	33%	1.4%	20%	28%	1.2%
2001-2	-	4,329	4,329	20%	34%	0.7%	25%	28%	1.2%
2002-1	1,310	3,216	4,526	20%	38%	0.7%	20%	32%	1.7%
2002-2	2,657	1,065	3,722	20%	39%	1.4%	25%	27%	1.6%
2002-3	10,222	2,313	12,535	20%	41%	0.4%	20%	30%	1.0%
2003-1	29,290	9,761	39,051	20%	39%	1.3%	20%	28%	3.3%
2003-2	11,566	11,783	23,349	20%	37%	0.8%	28%	25%	2.7%
2003-3	19,824	11,119	30,943	20%	39%	0.8%	20%	22%	3.6%
2003-4	12,488	14,387	26,875	20%	48%	0.9%	20%	30%	5.1%
2004-1	20,447	18,100	38,547	20%	48%	1.6%	20%	33%	5.9%
2004-2	20,241	17,419	37,660	20%	48%	1.7%	26%	31%	5.1%
2004-3	45,275	17,002	62,277	19%	49%	1.9%	19%	34%	4.5%
2004-4	45,922	9,051	54,973	20%	49%	2.2%	26%	35%	4.0%
2005-1	56,662	-	56,662	15%	46%	2.8%	15%	37%	3.6%
2005-2	46,300	-	46,300	13%	43%	2.1%	13%	39%	2.1%
2005-3 (C)	95,195	244	95,439	15%	41%	2.0%	15%	41%	2.0%
Total	$ 417,987	$123,961	$541,948
(A) Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.
(B) The interest-only, prepayment penalty and subordinated securities are packaged in one bond.
(C) NMFT Series 2005-3 subordinated securities includes the Class M-11 and M-12 certificates, which are rated BBB/BBB- and BBB-, respectively, by
Standard & Poor’s.

				Current Assumptions			Assumptions at Trust Securitization
December 31, 2004:	Cost (B)	Unrealized Gain (B)	Estimated Fair Value of Mortgage Securities (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (A)
NMFT Series:
1999-1	$ 7,001	$ -	$ 7,001	17%	33%	4.8%	17%	30%	2.5%
2000-1	681	538	1,219	15%	46%	1.2%	15%	27%	1.0%
2000-2	-	2,290	2,290	15%	34%	1.0%	15%	28%	1.0%
2001-1	-	3,111	3,111	20%	37%	1.1%	20%	28%	1.2%
2001-2	-	8,601	8,601	25%	33%	0.8%	25%	28%	1.2%
2002-1	4,978	6,112	11,090	20%	42%	0.9%	20%	32%	1.7%
2002-2	5,048	1,642	6,690	25%	40%	1.4%	25%	27%	1.6%
2002-3	11,044	3,817	14,861	20%	41%	0.7%	20%	30%	1.0%
2003-1	32,062	5,231	37,293	20%	39%	1.8%	20%	28%	3.3%
2003-2	21,980	7,923	29,903	28%	38%	1.5%	28%	25%	2.7%
2003-3	32,775	9,239	42,014	20%	37%	1.6%	20%	22%	3.6%
2003-4	26,460	17,727	44,187	20%	44%	1.7%	20%	30%	5.1%
2004-1	42,547	7,303	49,850	20%	43%	3.5%	20%	33%	5.9%
2004-2	39,856	5,695	45,551	26%	41%	3.8%	26%	31%	5.1%
2004-3	89,442	-	89,442	19%	39%	3.9%	19%	34%	4.5%
2004-4	96,072	-	96,072	26%	36%	3.7%	26%	35%	4.0%
Total	$ 409,946	$ 79,229	$489,175
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

Table 4 — Summary of Mortgage Securities – Available-for-Sale Retained by Year of Issue

(in thousands)

	2005
	As of September 30			As of June 30			As of March 31
Year of Issue for Mortgage Securities Retained	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$ -	$ -	$ -	$ 7,389	$ 3	$ 7,392	$ 7,150	$ 32	$ 7,182
2000	588	1,760	2,348	672	2,237	2,909	800	2,307	3,107
2001	-	6,741	6,741	-	7,169	7,169	-	9,129	9,129
2002	14,189	6,594	20,783	15,132	10,402	25,534	19,112	12,283	31,395
2003	73,168	47,050	120,218	79,419	65,301	144,720	91,112	54,209	145,321
2004	131,885	61,572	193,457	168,908	56,898	225,806	213,694	33,297	246,991
2005	198,157	244	198,401	130,379	2	130,381	87,453	-	87,453
Total	$417,987	$123,961	$541,948	$401,899	$142,012	$543,911	$419,321	$111,257	$530,578

	2004
	As of December 31			As of September 30			As of June 30			As of March 31
Year of Issue for Mortgage Securities Retained	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$ 7,001	$ -	$ 7,001	$ 6,818	$ -	$ 6,818	$ 6,597	$ -	$ 6,597	$ 6,353	$ 185	$ 6,538
2000	681	2,828	3,509	539	3,046	3,585	412	5,161	5,573	1,298	8,194	9,492
2001	-	11,712	11,712	-	16,064	16,064	321	20,910	21,231	233	27,579	27,812
2002	21,070	11,571	32,641	23,978	14,181	38,159	29,202	14,067	43,269	36,201	18,899	55,100
2003	113,277	40,120	153,397	142,796	28,458	171,254	184,097	8,841	192,938	226,676	16,090	242,766
2004	267,917	12,998	280,915	218,898	7,709	226,607	118,684	758	119,442	60,961	1,334	62,295
Total	$409,946	$ 79,229	$489,175	$393,029	$ 69,458	$462,487	$339,313	$ 49,737	$389,050	$331,722	$ 72,281	$404,003

Mortgage Securities – Trading. Mortgage securities – trading consists of mortgage securities purchased by us that we intend to sell in the near term. These securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. As of December 31, 2004, mortgage securities - trading consisted of an adjustable-rate mortgage-backed security with a fair market value of $143.2 million. For the year ended December 31, 2004, we recorded no gains or losses related to the security. As of December 31, 2004, we had pledged the security as collateral for financing purposes. During the first quarter of 2005, we sold this security. No gain or loss was recognized on this security during the nine months ended September 30, 2005.

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale” above, we retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of September 30, 2005, we had $55.4 million in capitalized mortgage servicing rights compared with $42.0 million as of December 31, 2004. The carrying value of the mortgage servicing rights we retained in our securitizations during the first nine months of 2005 and 2004 was $33.1 million and $25.6 million, respectively. Amortization of mortgage servicing rights was $19.7 million and $7.0 million for the nine and three months ended September 30, 2005, respectively, compared to $11.6 million and $4.5 million for the same periods of 2004.

Servicing Related Advances. Advances on behalf of borrowers for taxes, insurance and other customer service functions are made by NovaStar Mortgage and aggregated $21.1 million as of September 30, 2005 compared with $20.2 million as of December 31, 2004.

Property and equipment, net. Property and equipment primarily includes office and computer equipment, furniture and fixtures and leasehold improvements. Property and equipment, net decreased to $14.7 million as of September 30, 2005 from $15.5 million as of December 31, 2004.

Derivative Instruments, net. Derivative instruments, net decreased from $18.8 million at December 31, 2004 to $16.6 million at September 30, 2005. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Other Assets. Included in other assets are receivables from securitizations, warehouse loans receivable, tax assets and other miscellaneous assets. Our receivables from securitizations were $7.1 million and $4.8 million at September 30, 2005 and December 31, 2004, respectively. These receivables represent cash due to us on our mortgage securities - available-for-sale. As of September 30, 2005 we had warehouse loans receivable of $20.2 million, compared to $5.9 as of December 31, 2004. In 2004, we began lending to independent mortgage loan brokers in an effort to strengthen our relationships with these brokers and, in turn, increase our nonconforming loan production. As of September 30, 2005, we had a deferred tax asset of $15.3 million compared to $11.2 million as of December 31, 2004. As of September 30, 2005, we had a current tax receivable of $19.6 million compared to $17.2 million as of December 31, 2004.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity issuances, financing activities and cash flows from other operating and investing activities. As shown in Table 5, we had $263.9 million in immediately available funds as of September 30, 2005. We have borrowed approximately $1.2 billion of the $3.4 billion in mortgage securities and mortgage loans repurchase facilities, leaving approximately $2.2 billion available to support the mortgage lending and mortgage portfolio operations. See “Liquidity and Capital Resources” for a further discussion of liquidity risks and resources available to us.

Table 5 — Short-term Financing Resources

(in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$222,893
Mortgage securities and mortgage loans repurchase facilities	$3,450,000	$1,290,503	$1,249,506	40,997
Total	$3,450,000	$1,290,503	$1,249,506	$263,890

Asset-backed Bonds. During 1997 and 1998, we completed the securitization of loans in transactions that were structured as financing arrangements for accounting purposes. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in NHES 97-01 and 25% for the loans in NHES 97-02, 98-01 and 98-02. While the principal balances have fallen below the required thresholds, we have not exercised our right to repurchase any loans and repay bond obligations. As of September 30, 2005 and December 31, 2004, we had asset-backed bonds secured by mortgage loans outstanding of $37.8 million and $53.5 million, respectively.

During the first nine months of 2005, we issued asset-backed bonds, NIMs, totaling $130.9 million. The NIMs are secured by the interest-only, prepayment penalty and subordinated mortgage securities of our mortgage securities – available-for-sale and is a form of long-term financing. The resecuritization was structured as a secured borrowing for financial reporting and income tax purposes. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transaction was considered a financing for the mortgage securities - available-for-sale transferred. Therefore, the mortgage securities are recorded as assets and the asset-backed bonds are recorded as debt. As of September 30, 2005 and December 31, 2004 we had asset-backed bonds secured by mortgage securities – available-for-sale outstanding of $194.4 million and $336.4 million, respectively.

Junior subordinated debentures. During 2005, we issued unsecured floating rate trust preferred securities to obtain low cost long-term funds. The trust preferred securities are redeemable, at our option, in whole or in part, anytime without penalty on or after March 15, 2010, but are mandatorily redeemable when they mature on March 15, 2035. As of September 30, 2005, our liability related to the junior subordinated debentures was $50.1 million. See Note 6 to our condensed consolidated financial statements for additional detail regarding this transaction.

Dividends Payable. As of September 30, 2005, our dividends payable was $43.1 million compared to $73.4 million as of December 31, 2004. The number of common and preferred shares outstanding as of the end of the period and the dividend declared per common and preferred shares and the timing of payment determines the amount of this liability.

Due to securitization trusts. Due to securitization trusts represents the fair value of the loans we have the right to repurchase from the securitization trusts. The servicing agreements we execute for loans we have securitized include a removal of accounts provision which gives us the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. As of September 30, 2005 and December 31, 2004, our liability related to this provision was $33.5 million and $20.9 million, respectively. We expect this liability to increase as we securitize more loans since we will have a larger of pool of loans to become delinquent.

Accounts Payable and Other Liabilities. Included in accounts payable and other liabilities are accrued payroll, interest rate cap agreements premium payable, lease obligations and other liabilities. Our accrued payroll increased from $24.5 million at December 31, 2004 to $25.6 million at September 30, 2005. Our payable regarding interest rate cap agreement premiums increased from $1.9 million at December 31, 2004 to $2.0 million at September 30, 2005. Our lease obligations and deferred lease incentive increased to $6.6 million at September 30, 2005 from $5.2 million at December 31, 2004.

Stockholders’ Equity. The increase in our stockholders’ equity as of September 30, 2005 compared to December 31, 2004 is a result of the following increases and decreases.

Stockholders’ equity increased by:

•	$111.0 million due to net income recognized for the nine months ended September 30, 2005
•	$103.8 million due to issuance of common stock
•	$34.7 million due to increase in unrealized gains on mortgage securities classified as available-for-sale
•	$10.1 million due to impairment on mortgage securities – available for sale reclassified to earnings
•	$1.6 million due to compensation recognized under stock option plan
•	$0.6 million due to issuance of stock under stock compensation plans
•	$0.4 million due to tax benefit derived from stock compensation plans
•	$0.1 million due to forgiveness of founders’ notes receivable, and
•	$0.1 million due to net settlements on cash flow hedges reclassified to earnings.

Stockholders’ equity decreased by:

•	$126.4 million due to dividends accrued or paid on common stock, and
•	$5.0 million due to dividends accrued or paid on preferred stock.

Results of Operations

Continuing Operations. During the nine and three months ended September 30, 2005, we earned income from continuing operations available to common shareholders of $108.0 million and $35.2 million, or $3.67 and $1.14 per diluted share, respectively, compared with income from continuing operations available to common shareholders of $93.9 million and $26.3 million, or $3.70 and $1.03 per diluted share, for the same periods of 2004.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fee income and gains on sales to third parties and from the securitizations of mortgage loans. As discussed under “Overview of Performance,” income from continuing operations available to common shareholders increased during the first nine months of 2005 as compared to the same period of 2004 due primarily to higher volumes of average mortgage securities - available-for-sale held as a result of higher mortgage loan originations and purchases securitized or sold to third parties. The effects of the higher mortgage security volume on net interest income are displayed in Table 6. Details regarding higher mortgage loan origination and purchase volumes and gains on securitization of these assets are shown in Tables 1, 8 and 9.

Within our mortgage portfolio management segment, we earned income from continuing operations of $123.6 million and $42.2 million for the nine and three months ended September 30, 2005, respectively, compared to $88.2 million and $29.0 million for the same periods of 2004. This increase is primarily attributable to the increase in our net interest income on our mortgage securities – available-for-sale, which is driven by the increase in our mortgage securities – available-for-sale retained. Our mortgage lending and loan servicing segment reported (loss) income from continuing operations of $(7.3) million and $(4.9) million for the nine and three months ended September 30, 2005, respectively, compared to $10.7 million and $(0.2) million for the same periods of 2004. This decrease is primarily attributable to the decrease in profit margins as discussed in “Overview of Performance”. Our branch operations segment reported a loss from continuing operations of $2.2 million and $0.1 million for the nine and three months ended September 30, 2005, respectively, compared to $8.2 million and $3.0 million for the same periods of 2004. Note 12 to the condensed consolidated financial statements presents an income statement for our three segments.

Discontinued Operations. As the demand for conforming loans declined significantly during 2004 and into 2005, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers voluntarily terminated employment with us. We also terminated branches when loan production results were substandard. In these terminations, the branch and all operations are eliminated. The operating results for these discontinued operations have been segregated from our on-going operating results. Our loss from discontinued operations net of income taxes for the nine and three months ended September 30, 2005 was $2.0 million and $0.6 million, respectively, compared with $7.5 million and $3.6 million for the same periods in 2004. On November 4, 2005, we adopted a formal plan to terminate substantially all of the remaining NHMI branches. We will provide a limited number of these branches the option to remain with us and become part of NovaStar Mortgage, Inc. retail division. See Note 14 for additional discussion regarding this plan. Note 11 to our condensed consolidated financial statements provides detail regarding the impact of the discontinued operations.

Net Interest Income. Our mortgage securities available-for-sale primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to help provide protection to the third-party bondholders from interest rate risk. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change. As discussed under the heading “Mortgage Securities – Available-for-Sale” in the “Critical Accounting Estimates” section, the fact that we adjusted the credit loss assumptions on certain of our mortgage securities – available-for-sale because we have been experiencing much lower than expected credit losses because increases in housing prices has caused an increase in the average net yield on our securities from 27.9% and 25.7% for the nine and three months ended September 30, 2004, respectively, to 31.8% and 34.2% for the same periods of 2005, as shown in Table 6.

While the spreads on our securities have decreased, the overall interest income continues to be high due to the sizeable increase in our mortgage securities - available-for-sale retained. As shown in Tables 6 and 7, the average value of our mortgage securities - available-for-sale increased from $409.5 million and $425.8 million during the nine and three months ended September 30, 2004, respectively, to $526.4 million and $542.9 million during the nine and three months ended September 30, 2005, respectively. The average balance of mortgage loans collateralizing our securities increased from $7.8 billion and $8.7 billion for the nine and three months ended September 30, 2004, respectively, to $11.9 billion and $12.0 billion for the same periods in 2005.

Table 6 is a summary of the interest income and expense related to our mortgage securities – available-for-sale and the related yields as a percentage of the fair market value of these securities for the nine and three months ended September 30, 2005 and 2004.

Table 6 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Average fair market value of mortgage securities – available-for-sale	$526,403	$409,457	$542,930	$425,769
Average borrowings	300,227	323,741	256,373	351,780

Interest income	139,655	97,220	50,619	31,887
Interest expense	14,331	11,686	4,151	4,500
Net interest income	$125,324	$85,534	$46,468	$27,387

Yields:
Interest income	35.4%	31.7%	37.3%	29.9%
Interest expense	6.4%	4.8%	6.5%	5.1%
Net interest spread	29.0%	26.9%	30.8%	24.8%

Net Yield	31.8%	27.9%	34.2%	25.7%

Net interest income on mortgage loans represents income on loans held-for-sale during their warehouse period as well as loans held-in-portfolio, which are maintained on our balance sheet as a result of the four securitization transactions we executed in 1997 and 1998. The net interest income from mortgage loans is primarily driven by loan volume and the amount of time held-for-sale loans are in the warehouse. Net interest income on mortgage loans before other expense decreased from $42.5 million and $18.1 million for the nine and three months ended September 30, 2004, respectively, to $39.3 million and $17.6 million for the same periods in 2005. The decrease is a result of rising short-term rates, which drives our funding costs while the coupons on the mortgage loans we originated and purchased remained flat from 2004.

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

Our portfolio net interest yield on assets was 1.63% and 1.82% for the nine and three months ended September 30, 2005, respectively, as compared to 1.61% and 1.48% for the same periods of 2004. The increase in yield for the comparable nine and three-month periods can be attributed to the lower than expected credit losses due to rising housing prices which resulted in the lowering of our credit loss assumptions on certain mortgage securities available-for-sale as previously discussed and lower net settlement expense on non-cash flow hedging derivatives as interest rates have increased in 2005. Table 7 shows the net interest yield on assets under management during the nine and three months ended September 30, 2005 and 2004.

Table 7 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

For the Nine Months Ended:	Mortgage Securities - Available-for-Sale	Mortgage Loans - Held-for-Sale	Mortgage Loans - Held-in-Portfolio	Total
September 30, 2005
Interest Income	$139,655	$78,083	$3,531	$221,269
Interest expense:
Short-term borrowings (A)	1,649	40,857	-	42,506
Asset-backed bonds	12,682	-	1,259	13,941
Cash flow hedging net settlements	-	180	-	180
Total interest expense (B)	14,331	41,037	1,259	56,627
Mortgage portfolio net interest income before other expense	125,324	37,046	2,272	164,642
Other income (expense) (C)	1,652	(2,843)	(1,063)	(2,254)
Mortgage portfolio net interest income	$126,976	$34,203	$1,209	$162,388

Average balance of the underlying loans	$11,870,121	$1,336,235	$49,306	$13,255,662
Net interest yield on assets	1.43%	3.41%	3.27%	1.63%

September 30, 2004
Interest Income	$97,220	$61,288	$5,316	$163,824
Interest expense:
Short-term borrowings (A)	3,285	20,223	-	23,508
Asset-backed bonds	8,401	-	1,041	9,442
Cash flow hedging net settlements	-	1,292	1,558	2,850
Total interest expense (B)	11,686	21,515	2,599	35,800
Mortgage portfolio net interest income before other expense	85,534	39,773	2,717	128,024
Other income (expense) (C)	36	(18,977)	(1,262)	(20,203)
Mortgage portfolio net interest income	$85,570	$20,796	$1,455	$107,821

Average balance of the underlying loans	$7,763,688	$1,090,414	$75,849	$8,929,951
Net interest yield on assets	1.47%	2.54%	2.56%	1.61%

For the Three Months Ended:	Mortgage Securities - Available-for-Sale	Mortgage Loans - Held-for-Sale	Mortgage Loans - Held-in-Portfolio	Total
September 30, 2005
Interest Income	$50,619	$36,374	$1,090	$88,083
Interest expense:
Short-term borrowings (A)	92	19,479	-	19,571
Asset-backed bonds	4,059	-	414	4,473
Cash flow hedging net settlements	-	-	-	-
Total interest expense (B)	4,151	19,479	414	24,044
Mortgage portfolio net interest income before other expense	46,468	16,895	676	64,039
Other income (expense) (C)	-	(319)	(282)	(601)
Mortgage portfolio net interest income	$46,468	$16,576	$394	$63,438

Average balance of the underlying loans	$12,047,745	$1,880,434	$43,928	$13,972,107
Net interest yield on assets	1.54%	3.53%	3.59%	1.82%

September 30, 2004
Interest Income	$31,887	$26,378	$1,524	$59,789
Interest expense:
Short-term borrowings (A)	942	9,231	-	10,173
Asset-backed bonds	3,558	-	350	3,908
Cash flow hedging net settlements	-	269	-	269
Total interest expense (B)	4,500	9,500	350	14,350
Mortgage portfolio net interest income before other expense	27,387	16,878	1,174	45,439
Other income (expense) (C)	36	(7,517)	(308)	(7,789)
Mortgage portfolio net interest income	$27,423	$9,361	$866	$37,650

Average balance of the underlying loans	$8,690,208	$1,430,323	$67,008	$10,187,539
Net interest yield on assets	1.26%	2.62%	5.17%	1.48%
(A) Primarily includes mortgage loan and securities repurchase agreements.
(B) Does not include interest expense related to the junior subordinated debentures.
(C) Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a monthly or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We incurred expenses of $0.2 million related to net settlements of our interest rate agreements classified as cash flow hedges for the nine months ended September 30, 2005 compared to $2.9 million for the same period of 2004. We had no cash flow hedging net settlements during the three months ended September 30, 2005 compared to $0.3 million for the same period of 2004. We earned $2.8 million and $1.8 million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the nine and three months ended September 30, 2005, respectively. Comparatively, we incurred expenses of $16.5 million and $6.3 million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the nine and three months ended September 30, 2004, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

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

During the nine and three months ended September 30, 2005, we recognized provision for credit losses of $1.1 million and $0.3 million, respectively, compared with provision for credit losses of $0.8 million and $0.2 million for the nine and three months ended September 30, 2004, respectively. We incurred net charge-offs of $0.7 million and $0.3 million for the nine and three months ended September 30, 2005, respectively, compared to $1.4 million and $0.4 million for the same periods of 2004.

Fee Income. Fee income primarily consists of fees on retail, originated loans brokered to third parties and servicing fee income. Due to the elimination of the LLC’s and their subsequent inclusion in the condensed consolidated financial statements, branch management fees are eliminated in consolidation.

Broker fees are received from third party investors for placing loans with them and are based on negotiated rates with each lender to whom we broker loans. Revenue is recognized upon loan origination.

Servicing fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced or on a negotiated price per loan serviced basis and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

Overall, fee income increased from $40.2 million and $12.7 million for the nine and three months ended September 30, 2004, respectively, to $44.2 million and $14.7 million for the same periods of 2005 primarily due to the increase in our servicing portfolio from $11.1 billion as of September 30, 2004 to $14.1 billion as of September 30, 2005. The increase in fee income as a result of the increase in our servicing portfolio was offset by the decline in broker fees, which resulted from lower retail origination volume placed with third-party investors.

Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments. We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the interest-only, prepayment penalty and certain subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the nine and three months ended September 30, 2005 and 2004. Whole loan sales have also been executed whereby we sell loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. Table 9 provides a summary of mortgage loans transferred in securitizations.

We sold $717.3 million and $490.1 million in nonconforming mortgage loans to third parties during the nine and three months ended September 30, 2005, respectively. We recognized net gains of $9.0 million and $4.3 million from these sales and the weighted average price to par of the loans sold was 102.44 and 102.14 during the nine and three months ended September 30, 2005, respectively. There were no nonconforming mortgage loan sales during 2004. . See “Overview of Performance” for discussion regarding the decrease in our whole loan price used in the initial valuation of our retained securities.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates.

Changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings. We recognized gains (losses) of $13.3 million and $6.5 million during the nine and three months ended September 30, 2005, respectively, compared to $(17.8) million and $(19.5) million for the same periods of 2004.

Table 8 provides the components of our gains on sales of mortgage assets and gains (losses) on derivative instruments.

Table 8 — Gains on Sales of Mortgage Assets and Gains (Losses) on Derivative Instruments

(in thousands)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Gains on sales of mortgage loans transferred in securitizations	$53,188	$122,531	$7,304	$46,551
Gains on sales of mortgage loans to third parties – nonconforming	8,977	-	4,253	-
Gains on sales of mortgage loans to third parties – conforming	348	1,133	17	282
Losses on sales of real estate owned	(729)	(295)	(745)	(418)
Gains on sales of mortgage assets	61,784	123,369	10,829	46,415
Gains (losses) on derivatives	13,275	(17,819)	6,522	(19,536)
Net gains on sales of mortgage assets and derivative instruments	$75,059	$105,550	$17,351	$26,879

Table 9 — Mortgage Loan Securitizations

(dollars in thousands)

	Mortgage Loans Transferred in Securitizations
				Weighted Average Assumptions Underlying Initial Value of Mortgage Securities - Available-for-Sale
For the Year Ended December 31,	Principal Amount	Net Gain Recognized	Initial Cost Basis of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2005:
First quarter	$2,100,000	$18,136	$88,433	37%	15%	3.63%
Second Quarter	1,649,289	27,748	57,784	39%	13%	2.10%
Third Quarter	2,140,171	7,304	99,840	41%	15%	2.01%
Total	$5,889,460	$53,188	$246,057	39%	14%	2.61%

2004:
First Quarter	$1,702,658	$51,092	$82,785	32%	20%	5.69%
Second Quarter	1,367,430	24,888	76,565	32%	24%	5.42%
Third Quarter	2,759,716	46,551	127,572	33%	21%	4.61%
Fourth Quarter	2,500,000	21,721	94,911	35%	26%	3.98%
Total	$8,329,804	$144,252	$381,833	33%	22%	4.77%

Table 9 further illustrates the fact that housing prices have enjoyed substantial appreciation in recent years, which has resulted in prepayment rates increasing while credit losses are decreasing. Also illustrated by Table 9 is the fact that profit margins are down as the market discount rates we are using to initially value our mortgage securities have declined from 2004.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $4.0 million and $2.0 million for the nine and three months ended September 30, 2005, respectively, compared to $2.9 million and $1.3 million for the same periods of 2004. We received mortgage insurance proceeds on claims filed of $0.7 million and $0.3 million for the nine and three months ended September 30, 2005, respectively, compared to $2.1 million and $0.5 million for the same periods of 2004.

Some of the mortgage loans that serve as collateral for our mortgage securities - available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities - available-for-sale consider this risk. For the NMFT Series 2005-1, 2005-2 and 2005-3 securitizations, the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 44%, 69% and 70% of total principal, respectively. As of September 30, 2005, 51% of the total principal of our securitized loans had mortgage insurance coverage compared to 45% as of December 31, 2004. The amount of mortgage insurance in our recent securitizations has increased due to what we estimate is favorable market pricing in meeting our long-term portfolio management objectives.

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

Impairment on mortgage securities – available-for-sale. To the extent that the cost basis of mortgage securities - available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the nine and three months ended September 30, 2005, we recorded an impairment loss of $10.1 million and $8.3 million, respectively, compared to $8.7 million and $2.6 million during the same periods of 2004. The impairments were primarily a result of the increase in short-term interest rates during 2004 and the first nine months of 2005. The following table summarizes the impairment on our mortgage securities - available-for-sale by mortgage security for the nine and three months ended September 30, 2005 and 2004.

Table 10 — Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(in thousands)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
Mortgage Securities – Available-for-Sale:	2005	2004	2005	2004
NMFT Series 1999-1	$117	$36	$-	$36
NMFT Series 2004-1	-	6,117	-	-
NMFT Series 2004-2	-	2,539	-	2,539
NMFT Series 2004-4	1,495	-	-	-
NMFT Series 2005-1	1,426	-	1,300	-
NMFT Series 2005-2	7,028	-	7,028	-
Impairment on mortgage securities – available-for-sale	$10,066	$8,692	$8,328	$2,575

Other Income, net. Included in other income, net is primarily interest income earned on servicing funds we hold as custodian and deposits with derivative instrument counterparties (swap margin). Other income, net increased from $3.9 million and $1.3 million for the nine and three months ended September 30, 2004, respectively, to $14.2 million and $5.6 million for the same periods of 2005. This increase is a result of higher average cash balances in bank accounts where we earn income on the average collected balances. In addition, we are earning higher rates on these balances due to the increase in short-term interest rates.

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

General and administrative expenses increased from $157.1 million and $54.6 million for the nine and three months ended September 30, 2004, respectively, to $172.7 million and $55.9 million for the same periods in 2005. During 2005, we began an efficiency initiative to dramatically reduce our cost of production (see Table 11). General and administrative expenses increased during the nine months ended September 30, 2005 as compared to the same period of 2004 because the effects of this initiative were not realized until the latter part of the second quarter and third quarter 2005. Thus, there was only a slight increase during the three months ended September 30, 2005 as compared to the same period of 2004. We employed 2,201 people as of September 30, 2005 compared with 2,235 as of September 30, 2004.

Our mortgage portfolio management segment’s general and administrative expenses increased from $5.4 million and $1.8 million for the nine and three months ended September 30, 2004, respectively, to $11.9 million and $4.2 million for the same periods of 2005. The increase is primarily due to the increase in excise taxes which is discussed under “Income Taxes”.

General and administrative expenses were $121.2 million and $38.4 million for the nine and three months ended September 30, 2005, respectively, compared to $108.5 million and $38.8 million for the same periods of 2004 for our mortgage lending and loan servicing segment. Expenses increased for the nine-month period comparative and were slightly lower for the three-month period comparative as a result of the efficiency initiative to reduce our cost of production discussed above.

Our branch operations segment experienced a decrease in general and administrative expenses from $53.3 million and $19.1 million for the nine and three months ended September 30, 2004, respectively, to $39.5 million and $13.3 million for the same periods of 2005 as a result of a decrease in loan volume. As the volume of loans brokered or sold has decreased, the branches have cut costs to try and remain profitable.

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

Table 11 — Wholesale Loan Costs of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2005:
First quarter	2.11%	0.67%	2.78%
Second Quarter	1.79%	0.68%	2.47%
Third Quarter	1.49%	0.67%	2.16%

2004:
First Quarter	1.84%	0.82%	2.66%
Second Quarter	1.71%	0.72%	2.43%
Third Quarter	1.68%	0.73%	2.41%
Fourth Quarter	1.95%	0.71%	2.66%

The following table is a reconciliation of our wholesale overhead costs included in our cost of wholesale loan production to general and administrative expenses of the mortgage lending and loan servicing segment as shown in Note 12 to the condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The reconciliation does not address premiums paid to brokers because they are deferred at origination under GAAP and recognized when the related loans are sold or securitized. We believe this presentation of wholesale overhead costs provides useful information to investors regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 12 – Reconciliation of Wholesale Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands, except wholesale overhead as a percentage)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Mortgage lending and loan servicing
general and administrative expenses (A)	$121,220	$108,464	$38,398	$38,758
Direct origination costs classified as
a reduction in gain-on-sale	33,214	33,674	11,787	12,930
Costs of servicing	(25,185)	(17,191)	(8,531)	(6,264)
Other lending expenses (B)	(22,743)	(31,717)	(7,390)	(11,237)
Wholesale overhead costs	$106,506	$93,230	$34,264	$34,187

Wholesale production, principal (B)	$6,032,713	$5,366,646	$2,301,254	$2,035,128
Wholesale overhead, as a percentage	1.77%	1.74%	1.49%	1.68%
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

Below is a summary of the taxable net income available to common shareholders for the nine and three months ended September 30, 2005 and 2004.

Table 13 — Taxable Net Income

(dollars in thousands, except per share amounts)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	Estimated	Estimated	Estimated	Estimated
Consolidated net income	$111,015	$90,939	$36,293	$24,388
Equity in net loss (income) of NFI Holding Corp.	10,553	(4,701)	5,606	2,633
Consolidation eliminations between the REIT and TRS	2,000	1,954	304	1,954
REIT net income	123,568	88,192	42,203	28,975
Adjustments to net income to compute taxable income	105,133	81,544	25,590	40,555
Taxable net income before preferred dividends	228,701	169,736	67,793	69,530
Preferred dividends	(4,989)	(4,601)	(1,663)	(1,663)
Taxable net income available to common shareholders	$223,712	$165,135	$66,130	$67,867
Taxable net income per common share (A)	$7.27	$6.49	$2.15	$2.67
(A) The common shares outstanding as of the end of each period presented is used in calculating the taxable income per common share.

The primary difference between consolidated net income and taxable income is due to differences in the recognition of income on our portfolio of interest-only mortgage securities – available-for-sale. Generally, the accrual of interest on interest-only securities is accelerated for income tax purposes. This is the result of the current original issue discount rules as promulgated under Internal Revenue Code Sections 1271 through 1275. During the second quarter, we made changes to our securitization model. We expect to utilize the current securitization model for all future securitizations. We anticipate that on new deals using the new securitization model should have the effect of narrowing the spread between net income available to common shareholders per our condensed consolidated statements of income and taxable net income available to common shareholders in future periods. Table 13 incorporates the estimated changes to taxable income through September 30, 2005. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. No proposed regulations that would impact income for 2005 have been issued.

To maintain our qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI intends to declare dividends equal to 100 percent of our taxable income for 2005 by the required distribution dates. Accordingly, we have not accrued any corporate income tax for NFI for the nine and three months ended September 30, 2005.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the nine and three months ended September 30, 2005, we have provided for excise tax of $6.3 million and $2.6 million, respectively, compared to $1.6 million and $0.5 million during the same periods of 2004. Excise taxes are reflected as a component of general and administrative expenses on our condensed consolidated statements of income. As of September 30, 2005 and December 31, 2004, accrued excise tax payable was $5.6 million and $1.8 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net (loss) income from continuing operations before income taxes of $(13.3) million and $(7.8) million for the nine and three months ended

September 30, 2005, respectively, compared with $21.9 million and $0.7 million for the same periods of 2004. As shown in our statement of income, this resulted in an income tax expense (benefit) of $(4.7) million and $(2.8) million for the nine and three months ended September 30, 2005, respectively, and $9.7 million and $(0.3) million for the same periods of 2004. Additionally, the TRS reported a net loss from discontinued operations before income taxes of $3.3 million and approximately $0.9 million for the nine and three months ended September 30, 2005, respectively, compared to $12.3 million and $5.8 million for the same periods of 2004. This resulted in an income tax benefit of $1.3 million and approximately $0.4 million for the nine and three months ended September 30, 2005, respectively, and $4.7 million and $2.2 million for the nine and three months ended September 30, 2004, respectively.

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

Mortgage Loan Servicing. Loan servicing is a critical part of our business. In the opinion of management, maintaining contact with borrowers is vital in managing credit risk and in borrower retention. Nonconforming borrowers are prone to late payments and are more likely to default on their obligations than conventional borrowers. We strive to identify issues and trends with borrowers early and take quick action to address such matters. For the nine and three months ended September 30, 2005, our net annualized servicing income per unit increased to $64 and $91, respectively, from a net annualized servicing loss per unit of $3 and $18 for the same periods of 2004. The increase in income is mostly due to the significant increase in the interest income we are earning on servicing funds we hold as custodian, which is a result of the increase in short-term interest rates.

Table 14 — Summary of Servicing Operations

(in thousands, except per unit cost)

	For the Nine Months				For the Three Months
	Ended September 30,				Ended September 30,
		Per		Per		Per		Per
	2005	Unit	2004	Unit	2005	Unit	2004	Unit
Unpaid principal	$14,094,048		$11,073,505		$14,094,048		$11,073,505
Number of loans	97,954		80,324		97,954		80,324
Servicing income, before amortization
of mortgage servicing rights	$49,579	$675	$28,640	$475	$17,675	$722	$10,383	$517
Costs of servicing	(25,185)	(343)	(17,191)	(285)	(8,531)	(348)	(6,264)	(312)
Net servicing income, before amortization
of mortgage servicing rights	24,394	332	11,449	190	9,144	374	4,119	205
Amortization of mortgage servicing rights	(19,663)	(268)	(11,613)	(193)	(6,927)	(283)	(4,476)	(223)
Net servicing income	$4,731	$64	$(164)	$(3)	$2,217	$91	$(357)	$(18)

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Our primary needs for cash include the origination and acquisition of mortgage loans, principal repayment and interest payments on borrowings, operating expenses and dividend payments. Substantial cash is required to support the operating activities of the business, especially the mortgage origination operation. Additionally, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, including the requirement that we distribute 90% of taxable income to our stockholders. If we do not have sufficient cash or our ability to declare and pay dividends is restricted, our REIT status could be at risk. Mortgage asset sales and the collection of principal, interest and fees on mortgage assets help support cash needs. Drawing upon our various borrowing arrangements also satisfies major cash requirements. As shown in Table 5, we have $263.9 million in immediately available funds.

Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements, support the mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference – generally 2% of the principal - must come from cash on hand. Of the $3.4 billion in mortgage securities and mortgage loans repurchase facilities, we have approximately $2.2 billion available to support the mortgage lending and mortgage portfolio operations.

Loans financed with warehouse repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates, borrower demand, and end investor desire and capacity. Market values of our loans have declined over the past year, but have remained in excess of par. However, there is no certainty that the prices will remain in excess of par. To the extent the value of the loans declines below the required market value margin per the lending agreements, we would be required to repay portions of the amounts we have borrowed. The value of our loans held-for-sale, excluding the loans under removal of accounts provision, as of September 30, 2005 would need to decline by approximately 19% before we would use all immediately available funds to satisfy the margin calls, assuming no other constraints on our immediately available funds.

We also require significant capital to increase our mortgage securities portfolio through the securitization of our mortgage loans. Capital is required to fund the origination costs, securitization expenses and the overcollateralization.

Proceeds from equity and debt issuances have provided the equity capital to support our operations and are a future liquidity source. Since inception, we have raised $420 million in net proceeds through private and public equity offerings. During 2005, we completed a public offering of 1,725,000 shares of common stock raising $57.9 million in net proceeds. Additionally, we sold 1,200,168 shares of common stock under the Direct Purchase and Dividend Reinvestment Plan raising $45.9 million in net proceeds and 117,307 shares of common stock under the stock-based compensation plan raising $0.6 million during 2005. We also issued $50.0 million in unsecured floating rate trust preferred securities during 2005.

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

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low on a net basis, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of September 30, 2005, we have approximately $6.9 million on deposit. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Historically, repurchases of loans where a defect has occurred have been insignificant, as such, there is minimal liquidity risk. For additional detail, refer to “Off Balance Sheet Arrangements”.

For the nine months ended September 30, 2005, we had a net decrease in cash and cash equivalents of $45.7 million compared to a net increase of $72.7 million for the same period of 2004. Our net cash used in operating activities decreased to $582.2 million for the nine months ended September 30, 2005 from $602.8 million for the same period of 2004. The change in operating activities is primarily driven by the volume of mortgage loan originations and the timing of loan sales and securitizations. Net cash provided by investing activities increased to $363.2 million for the nine months ended September 30, 2005 from $266.6 million for the same period of 2004 primarily due to the increase in paydowns on our mortgage securities – available-for-sale, which is a result of the higher mortgage balance of our securities. Net cash provided by financing activities decreased to $173.3 million for the nine months ended September 30, 2005 from $408.9 million for the same period of 2004 is primarily due to the increase in dividends paid on capital stock and the timing of our asset-backed bonds issuances. The net change in cash due to asset-backed bond activity was an approximate $131.9 million inflow for the nine months ended September 30, 2004 as compared to an approximate $162.0 million outflow for the same period of 2005. This negative cash turnaround of approximately $293.9 million from 2004 was mostly offset by the increase in short-term borrowings in 2005. Additional cash activity during the nine months ended September 30, 2005 and 2004 is presented in the condensed consolidated statement of cash flows.

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

External factors that are reasonably likely to affect our ability to continue to use these arrangements would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent us from being able to sell the securities at a favorable price, or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk, and market specific events such as a default of a comparable type of securitization. If we were unable to access the securitization market, we may still be able to finance our mortgage operations by selling our loans to investors in the whole loan market. We were able to do this following the liquidity crisis in 1998.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At September 30, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $600.7 million, $27.3 million and $128.6 million, respectively. As of December 31, 2004, we had outstanding commitments to originate loans of $361.2 million. We had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the ordinary course of business, the Company sells loans with recourse for borrower defaults. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During the first nine months of 2005, the Company sold $717.3 million of loans with recourse for borrower defaults compared to none in 2004. The Company maintained a $1.4 million reserve related to these guarantees as of September 30, 2005 compared with a reserve of $45,000 as of December 31, 2004.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of September 30, 2005 and December 31, 2004, we had loans sold with recourse with an outstanding principal balance of $12.7 billion and $11.4 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant.

On September 22, 2005, we executed a securitization transaction accounted for as a sale of loans. We delivered $2.0 billion in loans collateralizing NMFT Series 2005-3 (see Note 3 of the condensed consolidated financial statements). On October 14, 2005, $461.4 million in loans collateralizing NMFT Series 2005-3 were delivered to the trust with the remaining $49.1 million scheduled to be delivered in the fourth quarter of 2005.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. Notes 5, 6, 7 and 8 of the condensed consolidated financial statements discuss these obligations in further detail.

Since December 31, 2004, we have issued junior subordinated debentures as discussed in Note 6. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of September 30, 2005.

Table 15 — Contractual Obligations

(in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$1,249,506	$1,249,506	$-	$-	$-
Long-term debt (A)	243,177	185,926	48,380	8,871	-
Junior subordinated debentures (B)	160,926	3,760	7,520	7,520	142,126
Operating leases (C)	49,170	9,685	18,505	16,331	4,649
Purchase Obligations (D)	27,315	27,315	-	-	-
Premiums due to counterparties
related to interest rate cap agreements	1,956	1,298	527	131	-
Total	$1,732,050	$1,477,490	$74,932	$32,853	$146,775

(A) Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at September 30, 2005 for each respective obligation.

(B) The junior subordinated debentures are assumed to mature in 2035 in computing the future payments. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at September 30, 2005 for each respective obligation.

(C) Does not include rental income of $2.6 million to be received under a sublease contract.
(D) The commitment to purchase mortgage loans does not necessarily represent future cash requirements as some portion of the commitment may be declined for credit or other reasons.

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities no longer have the option to use the intrinsic value method of APB 25 that was provided in SFAS No. 123 as originally issued, which generally resulted in the recognition of no compensation cost. Under SFAS No. 123(R), the cost of employee services received in exchange for an equity award must be based on the grant-date fair value of the award. The cost of the awards under SFAS No. 123(R) will be recognized over the period an employee provides service, typically the vesting period. No compensation cost is recognized for equity instruments in which the requisite service is not provided. For employee awards that are treated as liabilities, initial cost of the awards will be measured at fair value. The fair value of the liability awards will be remeasured subsequently at each reporting date through the settlement date with changes in fair value during the period an employee provides service recognized as compensation cost over that period. This Statement was originally effective as of the first interim or annual reporting period that begins after June

15, 2005. In April of 2005, the SEC amended the compliance dates for SFAS No. 123(R). This Statement is now effective at the beginning of the next fiscal year that begins after June 15, 2005. As discussed in Note 1 to the 2004 annual report on Form 10-K, the Company implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

In March 2005, SEC Staff Accounting Bulletin (“SAB”) No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between FASB No. 123 (revised 2004), Share-Based Payments and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The adoption of this release is not anticipated to have a significant impact on the Company’s condensed consolidated financial statements.

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

To the extent that we have a large number of loans in an area hit by a natural disaster, we may suffer losses. Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricane Katrina and the ensuing flooding. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters and could harm our financial condition and results of operations.

Uninsured losses due to the Gulf State hurricanes could adversely affect our financial condition and results of operations. The damage caused by the Gulf State hurricanes, particularly Katrina, Rita and Wilma, has affected our mortgage loans held-for-sale and the mortgage loan portfolio we service which underlies our mortgage securities – available-for-sale by impairing the ability of certain borrowers to repay their loans. At present, we are unable to predict the ultimate impact of the Gulf State hurricanes on our future financial results and condition as the impact will depend on a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the hurricane adversely affect the ability of borrowers to repay their loans, and the cost to us of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers. Many of the loans are to borrowers where repayment prospects have not yet been determined to be diminished, or are in areas where properties may have suffered little, if any, damage or may not yet have been inspected. We currently have a mortgage protection insurance policy, which protects us from uninsured losses as a result of these hurricanes up to a maximum of $5 million in aggregate losses with a deductible of $100,000 per hurricane. To the extent that losses exceed the $5 million aggregate loss insurance coverage, our financial condition and results of operations could be adversely affected. Additionally, there is no guarantee the insurance company will pay our claims, which could adversely affect our results of operations.

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

Various legal proceedings could adversely affect our financial condition or results of operations. In the course of our business, we are subject to various legal proceedings and claims. Since April 2004, a number of substantially similar securities class action lawsuits have been filed and consolidated into a single action in the United States District Court of the Western District of Missouri and several derivative lawsuits have been filed in the United States District Court in Kansas City and in Missouri and Maryland state courts against us and/or several of our executive officers and/or directors. The complaints generally claim that the defendants are liable for making or failing to prevent alleged misstatements or omissions in our public disclosures. On January 14, 2005, we filed a motion to dismiss the securities class action lawsuit, and on May 12, 2005, the court denied such motion. In April 2004, we received notice of an informal inquiry from the Commission requesting that we provide various documents relating to our business. We have cooperated fully with the Commission’s inquiry and provided it with the requested information. We last provided information to the Commission in October 2004. We have received no additional requests or inquiries from the Commission since that time. In January 2005, we agreed upon a settlement in the class and collective action regarding the allegation that NovaStar Home Mortgage failed to pay members of the class overtime premium and minimum wage as required by the Fair Labor Standards Act and California state laws. The settlement, which is pending, is subject to court approval. The resolution of these legal matters or other legal matters could result in material adverse impact on our results of operations, financial condition and business prospects.

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

Past issuances of our common stock pursuant to our 401(k) plan and our Direct Stock Purchase and Dividend Reinvestment Plan may not have complied with the registration requirements of the securities laws. To the extent that registration requirements were not met, purchasers of certain of these shares could require us to repurchase such shares. We maintain a number of equity-based compensation plans for our employees, including a 401(k) plan, and a Direct Stock Purchase and Dividend Reinvestment Plan for our employees and the public. We may have inadvertently sold up to approximately 50,000 shares under our 401(k) plan and up to approximately 287,000 shares under our Direct Stock Purchase and Dividend Reinvestment Plan in the twelve month period ending June 30, 2005 in a manner that may not have complied with the registration requirements of applicable securities laws. In connection with sales under our 401(k) plan, the shares were purchased in the open market and as a result we did not receive any proceeds from such transactions, which may not be deemed to be sales for these purposes. In connection with sales of up to approximately 287,000 shares that were not registered under our Direct Stock Purchase and Dividend Reinvestment Plan in May 2005, we received approximately $10.8 million in net proceeds. As a result, the holders of unregistered shares may have rescission rights or the right to recover damages if they no longer own such shares. As a result of these potential rescission rights, we could be required to repurchase the shares for an amount equal to the sale price of all shares sold less dividends paid, which we currently estimate to be $12.8 million, exclusive of any interest or other costs. This amount could be higher if it is ultimately determined that additional unregistered shares were sold. Furthermore, we could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws..

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

Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 2005, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 16 - Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest rate (A)
	(200)	(100)	100	200
As of September 30, 2005:
Change in market values of:
Assets	$97,796	$44,929	$(41,497)	$(80,421)
Interest rate agreements	(32,176)	(16,321)	17,581	35,663
Cumulative change in market value	$65,620	$28,608	$(23,916)	$(44,758)
Percent change of market value portfolio equity (B)	11.8%	5.2%	-4.3%	-8.1%

As of December 31, 2004:
Change in market values of:
Assets	$70,438	$33,198	$(34,045)	$(72,840)
Interest rate agreements	(54,085)	(28,046)	27,832	55,113
Cumulative change in market value	$16,353	$5,152	$(6,213)	$(17,727)
Percent change of market value portfolio equity (B)	3.3%	1.0%	-1.3%	-3.6%
(A) Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B) Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2005 and December 31, 2004.

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

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of September 30, 2005.

Table 17 - Interest Rate Risk Management Contracts

(dollars in thousands)

	Maturity Range
	Net Fair Value	Total Notional Amount	2005	2006	2007	2008	2009
Pay-fixed swaps:
Contractual maturity	$5,446	$840,000	$130,000	$180,000	$345,000	$115,000	$70,000
Weighted average pay rate		3.6%	2.1%	2.6%	4.3%	4.3%	4.4%
Weighted average receive rate		3.8%	(A)	(A)	(A)	(A)	(A)

Interest rate caps:
Contractual maturity	$4,230	$400,000	$-	$200,000	$160,000	$40,000	$-
Weighted average strike rate		3.2%	-	2.0%	4.5%	4.6%	-
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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names as defendants the Company and three of its executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. The Company believes that these claims are without merit and continues to vigorously defend against them.

In the wake of the securities class action, the Company has also been named as a nominal defendant in several derivative actions brought against certain of the Company’s officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to the Company for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The Company believes that these claims are without merit and continues to vigorously defend against them.

In July 2004, an employee of NHMI filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California. The plaintiff brought this class and collective action on behalf of herself and all past and present employees of NHMI and NMI who were employed since May 1, 2000 in the capacity generally described as Loan Officer. The plaintiff alleged that NHMI and NMI filed to pay her and the members of the class she purported to represent overtime premium and minimum wage as required by the FLSA and California state laws for the period commencing May 1, 2000. In January 2005, the plaintiff and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers nationwide. The settlement, which is pending, is subject to court approval, covers all minimum wage and overtime claims going back to July 30, 2001, and includes the dismissal with prejudice of the claims against NMI. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $1.5 million to $1.9 million. In accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.5 million in 2004.

In addition to those matters listed above, the Company is currently party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action and individual claims for violations of the Real Estate Settlement Procedures Act, FLSA, federal and state laws prohibiting employment discrimination and federal and state licensing and consumer protection laws. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings and claims will not have a material adverse effect on the Company’s financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s financial condition and results of operations.

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

The Company may have inadvertently sold up to approximately 50,000 shares under their 401(k) plan and up to approximately 287,000 shares under their Direct Stock Purchase and Dividend Reinvestment Plan in the twelve month period ending June 30, 2005 in a manner that may not have complied with the registration requirements of applicable securities laws. As a result, the holders of unregistered shares may have rescission rights or the right to recover damages if they no longer own such shares. As a result, the Company could be required to repurchase the shares for an amount equal to the sale price of all shares sold less dividends paid, which the Company currently estimates to be $12.8 million, exclusive of any interest or other costs. This amount could be higher if it is ultimately determined that additional unregistered shares were sold. Furthermore, the Company could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2005 – July 31, 2005	-	-	-	$ 1,020,082
August 1, 2005 – August 31, 2005	-	-	-	$ 1,020,082
September 1, 2005 – September 30, 2005	-	-	-	$ 1,020,082
(A) Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Throughout 2005 NHMI has taken steps to eliminate branches that have not generated profits at levels consistent with the Company’s long-term strategic goals. The remaining branches have continued to struggle in today’s challenging business environment to meet these profit targets. As such, on November 4, 2005, the Company adopted a formal plan to terminate substantially all of the remaining NHMI branches by March 31, 2006. The Company will provide a limited number of these branches the option to remain with the Company and become part of its NovaStar Mortgage, Inc. retail division. The Company estimates that any expenses it will incur as a result of the plan of termination will be immaterial to the Company’s financial condition and results of operations.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document

11.1(1)	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002
(1) See Note 13 to the condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 7, 2005	/s/ Scott F. Hartman
Scott F. Hartman
Chairman of the Board, Secretary and
Chief Executive Officer

DATE: November 7, 2005	/s/ Gregory S. Metz
Gregory S. Metz
Chief Financial Officer