Form 10-K
period 2005-12-31
NOVASTAR FINANCIAL INC
filed 2006-03-15
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	74-2830661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8140 Ward Parkway, Suite 300, Kansas City, MO	64114
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (816) 237-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $1,094,898,056, based upon the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange on such date.

The number of shares of the Registrant’s Common Stock outstanding on March 10, 2006 was 32,591,228.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2005.

NOVASTAR FINANCIAL, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

Safe Harbor Statement

Certain matters discussed in this annual report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that predict or describe future events and that do not relate solely to historical matters. Forward-looking statements are subject to risks and uncertainties and certain factors can cause actual results to differ materially from those anticipated. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to generate sufficient liquidity on favorable terms; the size and frequency of our securitizations; interest rate fluctuations on our assets that differ from our liabilities; increases in prepayment or default rates on our mortgage assets; changes in assumptions regarding estimated loan losses and fair value amounts; changes in origination and resale pricing of mortgage loans; our compliance with applicable local, state and federal laws and regulations or opinions of counsel relating thereto and the impact of new local, state or federal legislation or regulations or opinions of counsel relating thereto or court decisions on our operations; the initiation of margin calls under our credit facilities; the ability of our servicing operations to maintain high performance standards and maintain appropriate ratings from rating agencies; our ability to expand origination volume while maintaining an acceptable level of overhead; our ability to adapt to and implement technological changes; the stability of residential property values; the outcome of litigation or regulatory actions pending against us or other legal contingencies; the impact of losses resulting from natural disasters; the impact of general economic conditions; and the risks that are outlined from time to time in our filings with the Commission, including this annual report. Other factors not presently identified may also cause actual results to differ. This document speaks only as of its date and we expressly disclaim any duty to update the information herein.

Item 1. Business

Overview

We are a Maryland corporation formed on September 13, 1996 as a specialty finance company that originates, purchases, invests in and services residential nonconforming loans. We operate through four separate operating segments – mortgage portfolio management, mortgage lending, loan servicing and branch operations. The loan servicing segment was previously reported as part of mortgage lending and loan servicing, but it has been separated to more closely align the segments with the way we review, manage and operate our business. Segment information for the years ended December 31, 2004 and 2003 has been restated for this change. Additionally, we are currently winding down our branch operating unit and expect to complete the wind-down by June 30, 2006. See “Branch Operations.”

We offer a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers.” Nonconforming borrowers are individuals who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. Through our servicing platform, we then service all of the loans, in which we retain interests, in order to better manage the credit performance of those loans.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). Management believes the tax-advantaged structure of a REIT maximizes the after-tax returns from mortgage assets. We must meet numerous rules established by the Internal Revenue Service (IRS) to retain our status as a REIT. In summary, they require us to:

•	Restrict investments to certain real estate related assets,

•	Avoid certain investment trading and hedging activities, and

•	Distribute virtually all REIT taxable income to our shareholders.

As long as we maintain our REIT status, distributions to our shareholders will generally be deductible by us for income tax purposes. This deduction effectively eliminates REIT level income taxes. Management believes it has and will continue to meet the requirements to maintain our REIT status.

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination and purchase of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term mortgage securities portfolio investor.

•	We finance our investment in mortgage securities by issuing asset-backed bonds, debt and capital stock and entering into repurchase agreements.

•	Earnings are generated from the return on our mortgage securities and mortgage loan portfolio.

•	Our portfolio of mortgage securities includes interest-only, prepayment penalty, overcollateralization (collectively, the “residual securities”) and other investment-grade rated subordinated mortgage securities (the “subordinated securities”).

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income in our mortgage portfolio management segment was $193.2 million, $140.3 million and $109.5 million in the three years ended December 31, 2005, 2004 and 2003, respectively. Net interest income before provision for credit (losses) recoveries for our portfolio management segment was $174.1 million, $119.2 million and $92.1 million in the three years ended December 31, 2005, 2004 and 2003, respectively. One of our top priorities going forward is to preserve the favorable returns generated by our mortgage securities portfolio by focusing on the spread between origination and funding costs and the coupons of loans in the portfolio. We expect to continue to grow our portfolio but not at the expense of returns or risk management. See Note 16 to our consolidated financial statements for a summary of operating results and total assets for our mortgage portfolio management segment. Also, see “Mortgage Portfolio Management Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the mortgage portfolio management operations.

A significant risk relating to our mortgage portfolio management segment is interest rate risk - the risk that interest rates on the mortgage loans which underly our mortgage securities will not adjust at the same times or in the same amounts that interest rates on the liabilities adjust. Many of the loans in our portfolio have fixed rates of interest for a period of time ranging from 2 to 30 years. Our funding costs are generally not constant or fixed. We use derivative instruments to mitigate the risk of our cost of funding increasing at a faster rate than the interest on the loans (both those on the balance sheet and those that serve as collateral for mortgage securities).

In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to protect the third-party bondholders from interest rate risk and to decrease the volatility of future cash flows related to the securitized mortgage loans. We enter into these interest rate agreements as we originate and purchase mortgage loans in our mortgage lending segment. See “Mortgage Lending” for discussion of the impact of these interest rate agreements on our operating results. At the time of securitization, the interest rate agreements are transferred to the securitization trust and removed from our balance sheet. The trust assumes the obligation to make payments and obtains the right to receive payments under these agreements. Generally, net settlement obligations paid by the trust for these interest rate agreements reduce the excess interest cash flows to our residual securities. Net settlement receipts from these interest rate agreements are first used to cover any interest shortfalls on the third-party primary bonds and any remaining funds then flow to our residual securities.

Mortgage Lending

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During 2005 and 2004, we originated and purchased $9.3 billion and $8.4 billion in nonconforming mortgage loans, respectively. The majority of these loans were retained in our servicing portfolio and serve as collateral for our mortgage securities. The loans we originate and purchase are sold, either in securitization transactions or in outright sales to third parties. We securitized $7.6 billion and $8.3 billion of mortgage loans during 2005 and 2004, respectively. We sold $1.1 billion in nonconforming mortgage loans to third parties during the year ended December 31, 2005. There were no nonconforming mortgage loan sales during 2004. Our mortgage lending segment recognized gains on sales of mortgage assets totaling $49.3 million, $113.2 million and $140.9 million during the three years ended December 31, 2005, 2004 and 2003, respectively. See Table 15 for a summary of the components of our mortgage lending gains on sales of mortgage assets by year, as well as, a reconciliation of our mortgage lending gains on sales of mortgage assets to our consolidated gains on sales of mortgage assets reported in our consolidated statements of income. In securitization transactions accounted for as sales we retain residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain investment-grade rated subordinated securities, along with the right to service the loans. See Note 16 to our consolidated financial statements for a summary of operating results and total assets for our mortgage lending segment. Also, see “Mortgage Lending Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the mortgage lending operations.

Our wholly-owned subsidiary, NovaStar Mortgage, Inc. (“NovaStar Mortgage”), originates and purchases primarily nonconforming, single-family residential mortgage loans. Our mortgage lending operation continues to innovate in loan origination. We adhere to three disciplines which underly our lending decisions:

•	Originating loans that perform (attractive credit risk profile),

•	Maintaining economically sound pricing (profitable coupons), and

•	Controlling costs of origination.

In our nonconforming lending operations, we lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation or previous credit difficulties. These types of borrowers are generally willing to pay higher mortgage loan origination fees and interest rates than those charged by conventional lenders. Because these borrowers typically use the proceeds of the mortgage loans to consolidate debt and to finance home improvements, education and other consumer needs, loan volume is generally less dependent on general levels of interest rates or home sales and therefore less cyclical than conventional mortgage lending.

Our nationwide loan origination network includes wholesale loan brokers, mortgage lenders, correspondent institutions and direct to consumer operations. Except for NovaStar Home Mortgage, Inc. (“NHMI”) brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar Financial entities. Our sales force, which includes account executives in 42 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions from which we purchase nonconforming mortgage loans on a bulk or flow basis.

We underwrite, process, fund and service the nonconforming mortgage loans sourced through our network of wholesale loan brokers and mortgage lenders and our direct to consumer operations in centralized facilities. Further details regarding the loan originations are discussed under the “Mortgage Loans” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

A significant risk to our mortgage lending operations is the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. See “Risk Factors – Related to our Borrowing and Securitization Activities.” We maintain lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse repurchase agreements. In addition, we have access to facilities secured by our mortgage securities. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the consolidated financial statements.

For long-term financing, we securitize our mortgage loans and issue asset-backed bonds (“ABB”). Primary bonds – AAA through BBB rated – are sold to large, institutional investors and U.S. government-sponsored enterprises. During 2005 and 2004, US government-sponsored enterprises purchased 51% and 55%, respectively, of the bonds sold to the third-party investors from our securitizations. The loss of the U.S. government-sponsored enterprises from the market for our bonds could potentially have a materially adverse effect on us.

In 2005, we started to retain certain of subordinated securities from our securitizations. We also retain residual securities as well as the right to service the loans. Prior to 1999, our securitizations were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. As a result, the mortgage loans and related debt continue to be presented on our consolidated balance sheets, and no gain was recorded. Beginning in 1999, our securitization transactions have been structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our consolidated financial statements. We do, however, record the value of the residual and subordinated securities and servicing rights we retain on our balance sheet. Details regarding ABBs we issued can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 8 to our consolidated financial statements.

As discussed under “Mortgage Portfolio Management,” interest rate risk is a significant risk to our mortgage lending operations as well as our mortgage portfolio operations. Prior to securitization, we enter into these interest rate agreements as we originate and purchase mortgage loans to help mitigate interest rate risk. At the time of securitization, we transfer these interest rate agreements into the securitization trusts and they are removed from our balance sheet. Generally, these interest rate agreements do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America (“GAAP”) while they are on our balance sheet, therefore, we are required to record their change in value as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. As a result, within our mortgage lending segment we recognized gains (losses) on these derivatives of $17.9 million, $(8.8) million and $(29.9) million in 2005, 2004 and 2003, respectively.

Loan Servicing

We retain the servicing rights with respect to loans we securitize. Management believes loan servicing remains a critical part of our business operation because maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about NovaStar Financial products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of fees paid by the borrowers for normal customer service and processing fees. In addition we receive contractual fees approximating 0.50% of the outstanding balance for loans we service that we do not own. We serviced $14.0 billion loans as of December 31, 2005 compared to $12.2 billion loans as of December 31, 2004. We recognized $59.8 million, $41.5 million and $21.1 million in loan servicing fee income from the securitization trusts during the three years ended December 31, 2005, 2004 and 2003, respectively. Loan servicing fee income should continue to grow as our servicing portfolio grows. Also, see “Loan Servicing Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage, Inc. (“NHMI”). Prior to 2004, many of these NHMI branches were supported by limited liability companies (“LLC”) in which we owned a minority interest in the LLC and the branch manager was the majority interest holder. In December 2003, we decided to terminate the LLCs effective January 1, 2004. As of January 1, 2004 the financial results of the continuing branches, that were formerly supported by LLCs, are included in our consolidated financial statements. Branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NovaStar Mortgage. The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. See Note 15 and Note 16 to our consolidated financial statements for a summary of operating results and total assets for our branches. Also, see “Branch Operations Results of Operations and Discontinued Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the branch operations.

We routinely close branches and branch managers voluntarily terminate their employment with us, which generally results in the branch’s closure. In these terminations, the branch and all operations are eliminated. Additionally, as the demand for conforming loans declined significantly during 2004 and 2005, many branches were not able to produce sufficient fees to meet operating expense demands. As a result of these conditions, we adopted a formal plan on November 4, 2005 to terminate substantially all of the remaining NHMI branches. We anticipate that all of the remaining NHMI branches will be terminated by June 30, 2006.

Market in Which NovaStar Operates and Competes

Over the last ten years, the nonconforming lending market has grown from less than $50 billion annually to approximately $600 billion in 2005 as estimated by Inside Mortgage Finance Publications. A significant portion of nonconforming loans are made to borrowers who are using equity in their primary residence to consolidate installment or consumer debt, or take cash out for personal reasons. The nonconforming market has grown through a variety of interest rate environments. One of the main drivers of growth in this market has been the rise in housing prices which gives borrowers the opportunity to use the equity in their home to consolidate their high interest rate, short-term, non-tax deductible consumer or installment debt into lower interest rate, long-term, often tax deductible mortgage debt. Management estimates that NovaStar Financial has a 1-2% share of the nonconforming loan market. While management cannot predict consumer spending and borrowing habits, nor the future value of the residential home market, historical trends indicate that the market in which we operate is relatively stable and should continue to experience long-term growth.

We face intense competition in the business of originating, purchasing, selling and securitizing mortgage loans. The number of market participants is believed to be well in excess of 100 companies who originate and purchase nonconforming loans. No single participant holds a dominant share of the lending market. We compete for borrowers with consumer finance companies, conventional mortgage bankers, commercial banks, credit unions, thrift institutions and other independent wholesale mortgage lenders. Our principal competition in the business of holding mortgage loans and mortgage securities are life insurance companies, institutional investors such as mutual funds and pension funds, other well-capitalized, publicly-owned mortgage lenders and certain other mortgage acquisition companies structured as REITs. Many of these competitors are substantially larger than we are and have considerably greater financial resources than we do.

Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, customer service, marketing/distribution channels, loan origination fees and interest rates. To the extent any competitor significantly expands their activities in the nonconforming and subprime market, we could be adversely affected.

One of our key competitive strengths is our employees and the level of service they are able to provide our borrowers. We service our nonconforming loans and, in doing so, we are able to stay in close contact with our borrowers and identify potential problems early.

We also believe we compete successfully due to our:

•	experienced management team;

•	use of technology to enhance customer service and reduce operating costs;

•	tax advantaged status as a REIT;

•	freedom from depository institution regulation;

•	vertical integration – we broker and/or originate, purchase, fund, service and manage mortgage loans;

•	access to capital markets to securitize our assets.

Following is a diagram of the industry in which we operate and our loan production including nonconforming and conforming during 2005 (in thousands).

(A)	A portion of the loans securitized or sold to unrelated parties during 2005 were originated prior to 2005. Loans originated and purchased in 2005 that we have not securitized or sold to unrelated parties as of December 31, 2005 are included in our mortgage loans held-for-sale.
(B)	The majority of the AAA-BBB rated securities from NMFT Series 2005-1, 2005-2, 2005-3 and 2005-4 were purchased by bond investors during 2005. We retained the Class M-11 and M-12 certificates from NMFT Series 2005-3, which were rated BBB/BBB- by Standard and Poor’s and Fitch, respectively and BBB- by Standard and Poor’s. We retained the Class M-9, M-10, M-11 and M-12 certificates from NMFT Series 2005-4, which were rated A/Baa3/BBB+, BBB+/Ba1/BBB, BBB/NR/BBB- and BBB-/NR/NR by Standard and Poor’s, Moody’s and Fitch, respectively.
(C)	The excess cash flow and subordinated bonds retained by NovaStar Financial are from the NMFT Series 2005-1, 2005-2, 2005-3 and 2005-4 securitization transactions, which occurred during 2005.

Risk Management

Management recognizes the following primary risks associated with the business and industry in which it operates.

•	Interest Rate/Market

•	Liquidity/Funding

•	Credit

•	Prepayment

•	Regulatory

Interest Rate/Market Risk. Our investment policy goals are to maintain the net interest margin between our assets and liabilities and to diminish the effect of changes in interest rate levels on our market value.

Interest Rate Risk. When interest rates on our assets do not adjust at the same time or in the same amounts as the interest rates on our liabilities or when the assets have fixed rates and the liabilities have adjustable rates, future earnings potential is affected. We express this interest rate risk as the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities. Expressed another way, this is the risk that our net asset value will experience an adverse change when interest rates change. We assess the risk based on the change in market values given increases and decreases in interest rates. We also assess the risk based on the impact to net income in changing interest rate environments.

Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2005, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected and impairments may be incurred, as the asset rate resets would lag the borrowing rate resets.

Interest Rate Sensitivity Analysis. To assess interest sensitivity as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. The risks are analyzed on a market value and cash flow basis.

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

Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200)	(100)	100	200
As of December 31, 2005:
Change in market values of:
Assets	$96,456	$42,327	$(44,254)	$(92,483)
Interest rate agreements	(33,502)	(17,365)	20,072	41,616

Cumulative change in market value	$62,954	$24,962	$(24,182)	$(50,867)

Percent change of market value portfolio equity (B)	11.0%	4.4%	(4.2)%	(8.9)%

As of December 31, 2004:
Change in market values of:
Assets	$70,438	$33,198	$(34,045)	$(72,840)
Interest rate agreements	(54,085)	(28,046)	27,832	55,113

Cumulative change in market value	$16,353	$5,152	$(6,213)	$(17,727)

Percent change of market value portfolio equity (B)	3.3%	1.0%	(1.3)%	(3.6)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of December 31.

Hedging. In order to address a mismatch of interest rates on our assets and liabilities, we follow an interest rate program that is approved by our Board. Specifically, the interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of adjustable-rate mortgage loans and related borrowings.

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

The following table summarizes the key contractual terms associated with our interest rate risk management contracts. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR.

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of December 31, 2005.

Interest Rate Risk Management Contracts

(dollars in thousands)

	Net Fair Value	Total Notional Amount	Maturity Range
			2006	2007	2008	2009	2010
Pay-fixed swaps:
Contractual maturity	$3,290	$1,020,000	$390,000	$510,000	$120,000	$—	$—
Weighted average pay rate		3.9%	2.4%	4.8%	4.8%	—	—
Weighted average receive rate		4.4%	(A )	(A )	(A )	—	—

Interest rate caps:
Contractual maturity	$5,105	$535,000	$200,000	$160,000	$145,000	$20,000	$10,000
Weighted average strike rate		3.8%	2.0%	4.9%	4.9%	4.9%	4.9%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Liquidity/Funding Risk. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of liquidity risks and resources available to us.

Credit Risk. Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or the amount we have invested in securities. Nonconforming mortgage loans comprise substantially our entire mortgage loan portfolio and serve as collateral for our mortgage securities. Our nonconforming borrowers include individuals who do not qualify for agency/conventional lending programs because of a lack of conventional documentation or previous credit difficulties but have considerable equity in their homes. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and reduce the amount of money it takes to service their monthly debt obligations. Our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.

Our underwriting staff works under the credit policies established by our Credit Committee. Underwriters are given approval authority only after their work has been reviewed for a period of time. Thereafter, the Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All loans in excess of $350,000 currently require the approval of an underwriting supervisor. Our Chief Credit Officer or our President must approve loans in excess of $1,000,000.

Our underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether that payment was 30, 60 or 90 days past due. Factors such as FICO score, bankruptcy and foreclosure filings, debt-to-income ratio, and loan-to-value ratio are also considered. The credit grade that is assigned to the borrower is a reflection of the borrower’s historical credit and the loan-to-value determined by the amount of documentation the borrower could produce to support income. Maximum loan-to-value ratios for each credit grade depend on the level of income documentation provided by the potential borrower. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

The key to our successful underwriting process is the use of NovaStarIS®, which is the second generation of our proprietary automated underwriting system. NovaStarIS® provides more consistency in underwriting loans and allows underwriting personnel to focus more of their time on loans that are not initially accepted by the NovaStarIS® system.

Our mortgage loan portfolio by credit grade, all of which are nonconforming, can be accessed via our website at (www.novastarmortgage.com). References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference.

A strategy for managing credit risk is to diversify the markets in which we originate, purchase and own mortgage loans. Presented via our website at (www.novastarmortgage.com) is a breakdown of the geographic diversification of our loans. References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference. Details regarding loans charged off are disclosed in Note 2 to our consolidated financial statements.

We have purchased mortgage insurance on a majority of the loans that are held in our portfolio – on the balance sheet and those that serve as collateral for our mortgage securities. The use of mortgage insurance is discussed under “Premiums for Mortgage Loan Insurance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Prepayment Risk. Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the higher the credit grade, the more incentive there is to refinance when credit ratings improve. When home values rise, a borrower has a low loan-to-value ratio, making it more likely that he or she will do a “cash-out” refinance. Each of these factors increases the chance for higher prepayment speeds during the term of the loan.

The majority of our mortgage securities are “interest-only” in nature. These securities represent the net cash flow – interest income – on the underlying loans in excess of the cost to finance the loans. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our securities.

We mitigate prepayment risk by originating and purchasing loans that include a penalty if the borrower repays the loan in the early months of the loan’s life. For the majority of our loans, a prepayment penalty is charged equal to 80% of six months interest on the principal balance that is to be paid in full. As of December 31, 2005, 67% of the loans serve as collateral for our mortgage securities had a prepayment penalty. As of December 31, 2005, 65% of our mortgage loans - held-for-sale had a prepayment penalty. During 2005, 65% of the loans we originated and purchased had prepayment penalties.

Regulatory Risk. As a mortgage lender, we are subject to many laws and regulations. Any failure to comply with these rules and their interpretations or with any future interpretations or judicial decisions could harm our profitability or cause a change in the way we do business. For example, several lawsuits have been filed challenging types of payments made by mortgage lenders to mortgage brokers. Similarly, in our branch operations, we allow our branch managers considerable autonomy, which could result in our facing greater exposure to third-party claims if our compliance programs are not strictly adhered to.

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

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We integrate many legal and regulatory requirements into our automated loan origination system to reduce the prospect of inadvertent non-compliance due to human error. We also maintain policies and procedures, summaries and checklists to help our origination personnel comply with these laws. Our training programs are designed to teach our personnel about the significant laws, rules and regulations that affect their job responsibilities.

U.S. Federal Income Tax Consequences

The following general discussion summarizes the material U.S. federal income tax considerations regarding our qualification and taxation as a REIT. This discussion is based on interpretations of the Code, regulations issued thereunder, and rulings and decisions currently in effect (or in some cases proposed), all of which are subject to change. Any such change may be applied retroactively and may adversely affect the federal income tax consequences described herein. This summary does not discuss all of the tax consequences that may be relevant to particular shareholders or shareholders subject to special treatment under the federal income tax laws. Accordingly, you should consult your own tax advisor regarding the federal, state, local, foreign, and other tax consequences of your ownership and our REIT election, and regarding potential changes in applicable tax laws.

General. Since inception, we have elected to be taxed as a REIT under Sections 856 through 859 of the Code. We believe we have complied, and intend to comply in the future, with the requirements for qualification as a REIT under the Code. To the extent that we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on the amount of income or gain that is distributed to shareholders. However, origination and broker operations are conducted through NovaStar Mortgage and NHMI, which are owned by NFI Holding, Inc. – a taxable REIT subsidiary (“TRS”). Consequently, all of the taxable income of NFI Holding, Inc. is subject to federal and state corporate income taxes. In general, a TRS may hold assets that a REIT cannot hold directly and generally may engage in any real estate or non-real estate related business. However, special rules do apply to certain activities between a REIT and its TRS. For example, a TRS will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) amounts paid to a TRS for services are based on amounts that would be charged in an arm’s-length transaction, (ii) fees paid to a REIT by its TRS are reflected at fair market value and (iii) interest paid by a TRS to its REIT is commercially reasonable.

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

Sources of Income. To qualify as a REIT, we must satisfy two gross income requirements, each of which is applied on an annual basis. First, at least 75% of our gross income, excluding gross income from prohibited transactions, for each taxable year generally must be derived directly or indirectly from:

•	rents from real property;

•	interest on debt secured by mortgages on real property or on interests in real property;

•	dividends or other distributions on, and gain from the sale of, stock in other REITs;

•	gain from the sale of real property or mortgage loans;

•	amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, unless such amounts are determined by income and profits;

•	income derived from a Real Estate Mortgage Investment Conduit (“REMIC”) in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•	interest or dividend income from investments in stock or debt instruments attributable to the temporary investment of new capital during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt obligations with at least a five-year term.

Second, at least 95% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from sources that qualify for purposes of the 75% gross income test, and from (i) dividends, (ii) interest, (iii) certain qualifying hedges entered into prior to January 1, 2005 and (iv) gain from the sale or other disposition of stock, securities, or, certain qualifying hedges entered into prior to January 1, 2005.

Management believes that we were in compliance with both of the income tests for the 2005 and 2004 calendar years.

Nature and Diversification of Assets. As of the last day of each calendar quarter, we must meet six requirements under the two asset tests. Under the 75% of assets test, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the 25% of assets test, no more than 25% of the value of our total assets can be represented by securities, other than (A) government securities, (B) stock of a qualified REIT subsidiary and (C) securities that qualify as real estate assets under the 75% assets test ((A), (B) and (C) are collectively the “75% Securities”). Additionally, under the 25% assets test, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 5% of the value of our total assets can be represented by the securities of a single issuer, excluding 75% Securities. Furthermore, we may not own more than 10% of the total voting power or the total value of the outstanding securities of any one issuer, excluding 75% Securities.

If we inadvertently fail to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause us to lose our REIT status. We could still avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose. Management believes that we were in compliance with all of the requirements of both asset tests for all quarters during 2005 and 2004.

Ownership of Common Stock. Our capital stock must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by 5 or fewer individuals. We use the calendar year as our taxable year for income tax purposes. The Code requires us to send annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests. Management believes that we have complied with these stock ownership tests for 2005 and 2004.

Distributions. We must distribute at least 90% of our taxable income and any after-tax net income from certain types of foreclosure property less any non-cash income. No distributions are required in periods in which there is no income.

Taxable Income. We use the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing and character differences in the recognition of revenue and expense and gains and losses for tax and GAAP purposes. Additionally, taxable income does not include the taxable income of our taxable subsidiary, although the subsidiary’s operating results are included in our GAAP results.

Personnel

As of December 31, 2005, we employed 2,032 people. Of these, 1,678 were employed in our mortgage portfolio management, mortgage lending and loan servicing operations. Our branches employed 347 people as of December 31, 2005. The remaining employees were employed in our branch administrative functions.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.novastarmortgage.com) as soon as reasonably practicable after filing with the SEC. References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference. Copies of our board committee charters, our board’s Corporate Governance Guidelines, Code of Conduct, and other corporate governance information are available at the Corporate Governance section of our Internet site (www.novastarmortgage.com), or by contacting us directly. Our investor relations contact information follows.

Investor Relations

8140 Ward Parkway, Suite 300

Kansas City, MO 64114

816.237.7000

Email: ir@novastar1.com

Item 1A. Risk Factors

Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, inflation, technological obsolescence, labor relations, general economic conditions and geopolitical events. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Related to Our Borrowing and Securitization Activities

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our assets through the use of leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when there is an expectation that it will enhance returns. Moreover, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, our ability to make expected minimum REIT dividend requirements to shareholders will be adversely affected. Furthermore, if we were to liquidate, our debt holders and lenders will receive a distribution of our available assets before any distributions are made to our common shareholders.

An interruption or reduction in the securitization market or our ability to access this market would harm our financial position.

We are dependent on the securitization market because we securitize loans directly to finance our loan origination business and many of our whole loan buyers purchase our loans with the intention to securitize. A disruption in the securitization market could prevent us from being able to sell loans at a favorable price or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, a terrorist attack, an outbreak of war or other significant event risk, and market specific events such as a default of a comparable type of securitization. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. In addition, a court recently found a lender and securitization underwriter liable for consumer fraud committed by a company to whom they provided financing and underwriting services. In the event other courts or regulators adopted the same liability theory, lenders and underwriters could be named as defendants in more litigation and as a result they may exit the business or charge more for their services, all of which could have a negative impact on our ability to securitize the loans we originate and the securitization market in general. A decline in our ability to obtain long-term funding for our mortgage loans in the securitization market in general or on attractive terms or a decline in the market’s demand for our loans could harm our results of operations, financial condition and business prospects.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm our lending operations.

We are currently dependent upon several warehouse purchase agreements to provide short term financing of our mortgage loan originations and acquisitions. These warehouse purchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we breach a covenant contained in any warehouse agreement, the lenders under all existing warehouse agreements could demand immediate payment of all outstanding amounts because all of our warehouse agreements contain cross-default provisions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, or any demand by warehouse lenders for immediate payment of outstanding balances could harm our lending operations and have a material adverse effect on our results of operations, financial condition and business prospects. In addition, an increase in the cost of warehouse financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distribution to our shareholders. In October 1998, the subprime mortgage loan market faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. At that time, we faced significant liquidity constraints which harmed our business and our profitability.

Financing with warehouse repurchase agreements may lead to margin calls if the market value of our mortgage assets declines.

We use warehouse repurchase agreements to finance our acquisition of mortgage assets in the short-term. In a warehouse repurchase agreement, we sell an asset and agree to repurchase the same asset at some point in time in the future. Generally, the repurchase agreements we enter into provide that we must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the asset. The amount we may borrow under these arrangements is generally 95% to 100% of the asset market value with respect to mortgage loans and 65% to 80% of the asset market value with respect to mortgage securities—available-for-sale. When, in a lender’s opinion, asset market values decrease for any reason, including a rise in interest rates or general concern about the value or liquidity of the assets, we are required to repay the margin or difference in market value, or post additional collateral. If cash or additional collateral is unavailable to meet margin calls, we may default on our obligations under the applicable repurchase agreement. In that event, the lender retains the right to liquidate the collateral we provided it to settle the amount due from us. In addition to obtain cash, we may be required to liquidate assets at a disadvantageous time, which would cause us to incur losses and could change our mix of investments, which in turn could jeopardize our REIT status or our ability to rely on certain exemptions under the Investment Company Act.

We have credit exposure with respect to loans we sell to the whole loan market and loans we sell to securitization entities.

When we sell whole loans or securitize loans, we have potential credit and liquidity exposure for loans that are the subject of fraud, that have irregularities in their documentation or process, or that result in our breaching the representations and warranties in the contract of sale. In addition, when we sell loans to the whole loan market we have exposure for loans that default. In these cases, we may be obligated to repurchase loans at principal value, which could result in a significant decline in our available cash. When we purchase loans from a third party that we sell into the whole loan market or to a securitization trust, we obtain representations and warranties from the counter-parties that sold the loans to us that generally parallel the representations and warranties we provided to our purchasers. As a result, we believe we have the potential for recourse against the seller of the loans. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loan, we may have to use cash resources to repurchase loans, which could adversely affect our liquidity.

Competition in the securitization market may negatively affect our net income.

Competition in the business of sponsoring securitizations of the type we focus on is increasing as Wall Street broker-dealers, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Increased competition could reduce our securitization margins if we have to pay a higher price for the long-term funding of these assets. To the extent that our securitization margins erode, our results of operations, financial condition and business prospects will be negatively impacted.

Differences in our actual experience compared to the assumptions that we use to determine the value of our mortgage securities—available-for-sale could adversely affect our financial position.

Currently, our securitizations of mortgage loans are structured to be treated as sales for financial reporting purposes and, therefore, result in gain recognition at closing. As of December 31, 2005, we had mortgage securities – available for sale with a fair value of $505.6 million on our balance sheet. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities—available-for-sale. It is extremely difficult to validate the assumptions we use in determining the amount of gain on sale and the value of our mortgage securities – available for sale. If our actual experience differs materially from the assumptions that we use to determine our gain on sale or the value of our mortgage securities—available-for-sale, our future cash flows, our financial condition and our results of operations could be negatively affected.

Changes in accounting standards might cause us to alter the way we structure or account for securitizations.

Changes could be made to the current accounting standards, which could affect the way we structure or account for securitizations. For example, if changes were made in the types of transactions eligible for gain on sale treatment, we may have to change the way we account for securitizations, which may harm our results of operations or financial condition.

Risks Related to Interest Rates and Our Hedging Strategies

Changes in interest rates may harm our results of operations.

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Interest rate changes could affect us in the following ways:

•	a substantial or sustained increase in interest rates could harm our ability to originate or acquire mortgage loans in expected volumes, which could result in a decrease in our cash flow and in our ability to support our fixed overhead expense levels;

•	interest rate fluctuations may harm our earnings as the spread between the interest rates we pay on our borrowings and the interest rates we receive on our mortgage assets narrows;

•	mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm our earnings; and

•	when we securitize loans, the value of the residual and subordinated securities we retain and the income we receive from them are based primarily on the London Inter-Bank Offered Rate, or LIBOR, and an increase in LIBOR reduces the net income we receive from, and the value of, these securities.

Any of the foregoing results from changing interest rates may adversely affect our results from operations.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

We may enter into interest rate cap or swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rates, the type of mortgage assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities; consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions, and the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay, which may result in the loss of unrealized profits; and

•	we may not be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risks.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.

Complying with REIT requirements may limit our ability to hedge effectively.

We attempt to minimize exposure to interest rate fluctuations by hedging. The REIT provisions of the Code limit our ability to hedge mortgage assets and related borrowings by requiring us to limit our income in each year from any qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. The interest rate hedges that we generally enter into will not be counted as a qualified asset for the purposes of satisfying this requirement. In addition, under the Code, we must limit our aggregate income from non-qualified hedging transactions and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. In addition, if it is ultimately determined that certain of our interest rate hedging transactions are non-qualified under the

Code, we may have more than 5% of our annual gross income from non-qualified sources. If we violate the 5% or 25% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. In addition, if we fail to observe these limitations, we could lose our REIT status unless our failure was due to reasonable cause and not due to willful neglect.

Risks Related to Credit Losses and Prepayment Rates

Loans made to nonconforming mortgage borrowers entail relatively higher delinquency and default rates which would result in higher loan losses.

Lenders in the nonconforming mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a relatively higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, may result in higher levels of realized losses. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk of delinquency and default typically only extends to the first payment but can extend up to the third payment. When we securitize any of our loans, we continue to be exposed to delinquencies and losses, either through our residual interests for securitizations structured as sales or through the loans still recorded on our balance sheet for securitizations structured as financings. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. Any failure by us to adequately address the delinquency and default risk associated with nonconforming lending could harm our financial condition and results of operations.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans and, as a result, our results of operations may be affected.

There are many aspects of credit that we cannot control and our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults and losses. Our comprehensive underwriting process may not be effective in mitigating our risk of loss on the underlying loans. Further, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions, natural disasters, over-leveraging of the borrower, and reduction in personal incomes. The frequency of defaults and the loss severity on loans upon default may be greater than we anticipated. Interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, sub-prime loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses. Expanded loss mitigation efforts in the event that defaults increase could increase our operating costs. To the extent that unforeseen or uncontrollable events increase loan delinquencies and defaults, our results of operations may be adversely affected.

Mortgage insurers may in the future change their pricing or underwriting guidelines or may not pay claims resulting in increased credit losses.

We use mortgage insurance to mitigate our risk of credit losses. Our decision to obtain mortgage insurance coverage is dependent, in part, on pricing trends. Mortgage insurance coverage on our new mortgage loan production may not be available at rates that we believe are economically viable for us or at all. We also face the risk that our mortgage insurers might not have the financial ability to pay all claims presented by us or may deny a claim if the loan is not properly serviced, has been improperly originated, is the subject of fraud, or for other reasons. Any of those events could increase our credit losses and thus adversely affect our results of operations and financial condition.

Our Option ARM mortgage product exposes us to greater credit risk

There has been an increase in production of our loan product which is characterized as an option ARM loan. There have been recent announcements by federal regulators concerning interest-only loan programs, option ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. Federal banking regulators have expressed serious concerns with these programs and an intent to issue guidance shortly concerning offerings of these products. In addition, already one rating agency (Standard & Poors) has required greater credit enhancements for securitization pools that are backed by option ARMs. The combination of these events could lead to the loan product becoming a less available financing option and hence this could have a material affect on the value of such products.

Our interest-only loans may have a higher risk of default than our fully-amortizing loans.

For the year ended December 31, 2005, originations of interest-only loans totaled $2.0 billion, or 22%, of total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan, increasing the risk of loss on these loans.

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

The economic returns we expect to earn from most of the mortgage assets we own are affected by the rate of prepayment of the underlying mortgage loans. If the loans underlying our mortgage securities—available-for-sale prepay at a rate faster than we have anticipated, our economic returns on those assets will be lower than we have assumed which would reduce our earnings, cash flows and dividends. Adverse changes in cash flows from a mortgage asset resulting from accelerated prepayments would likely reduce the asset’s market value, which would likely reduce our access to liquidity if we borrowed against that asset and may cause a market value write-down for GAAP purposes, which would reduce our reported earnings. Changes in loan prepayment patterns can affect us in a variety of other ways that can be complex and difficult to predict. In addition, our exposure to prepayment changes over time. As a result, changes in prepayment rates will likely cause volatility in our financial results in ways that are not necessarily obvious or predictable and that may adversely affect our results of operations.

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

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes and floods. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters, and that in turn could harm our financial condition and results of operations.

Uninsured losses due to the Gulf State hurricanes could adversely affect our financial condition and results of operations.

The damage caused by the Gulf State hurricanes, particularly Katrina, Rita and Wilma, has affected the value of our portfolio of mortgage loans held-for-sale and the mortgage loan portfolio we service which underlies our mortgage securities – available-for-sale by impairing the ability of certain borrowers to repay their loans. At present, we are unable to predict the ultimate impact of the Gulf State hurricanes on our future financial results and condition as the impact will depend on a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the hurricanes adversely affect the ability of borrowers to repay their loans, and the cost to us of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers. Many of the loans are to borrowers where repayment prospects have not yet been determined to be diminished, or are in areas where properties may have suffered little, if any, damage or may not yet have been inspected. We currently have a mortgage protection insurance policy, which protects us from uninsured losses as a result of these hurricanes up to a maximum of $5 million in aggregate losses with a deductible of $100,000 per hurricane. To the extent that losses exceed the $5 million aggregate loss insurance coverage, our financial condition and results of operations could be adversely affected. Additionally, there is no guarantee the insurance company will pay our claims, which could adversely affect our results of operations.

A prolonged economic slowdown or a decline in the real estate market could harm our results of operations.

A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities—available-for-sale evidencing interests in single-family mortgage loans. Because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the prices we receive for our loans, the values of our mortgage loans held for sale or our residual interests in securitizations, which could harm our financial condition and results of operations. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Various legal proceedings could adversely affect our financial condition or results of operations.

In the course of our business, we are subject to various legal proceedings and claims. See “Item 3 – Legal Proceedings.” The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, financial condition and business prospects.

We are subject to the risk that provisions of our loan agreements may be unenforceable.

Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, we could be required to repurchase these loans and may not be able to sell or liquidate the loans, which could negatively affect our liquidity.

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

The Investment Company Act of 1940, as amended, or the Investment Company Act, if deemed applicable to us, would prevent us from conducting our business as described in this document by, among other things, substantially limiting our ability to use leverage. The Investment Company Act does not regulate entities that are primarily engaged, directly or indirectly, in a business “other than that of investing, reinvesting, owning, holding or trading in securities,” or that are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the Commission’s current interpretation, in order to qualify for the latter exemption we must maintain at least 55% of our assets directly in “qualifying real estate interests” and at least an additional 25% of our assets in other real estate-related assets or additional qualifying real estate interests. If we rely on this exemption from registration as an investment company under the Investment Company Act, our ability to invest in assets that would otherwise meet our investment strategies will be limited. If we are subject to the Investment Company Act and fail to qualify for an applicable exemption from the Investment Company Act, we could not operate our business efficiently under the regulatory scheme imposed by the Investment Company Act. Accordingly, we could be required to restructure our activities which could materially adversely affect our financial condition and results of operations.

Our failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, or other aspects of our business could harm our operations and profitability.

As a mortgage lender, loan servicer and broker, we are subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Also, in our branch operations, we allow our branch managers relative autonomy, which could result in our facing greater exposure to third-party claims if our compliance programs are not strictly adhered to. Our failure to comply with these laws can lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; inability to sell or securitize our loans; demands for indemnification or loan repurchases from purchasers of our loans; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these results could harm our results of operations, financial condition and business prospects.

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

If lenders are prohibited from originating loans in the State of Illinois with fees in excess of 3% where the interest rate exceeds 8%, this could force us to curtail operations in Illinois.

In March 2004, an Illinois Court of Appeals found that the Illinois Interest Act, which caps fees at 3% for loans with an interest rate in excess of 8%, is not preempted by federal law. This ruling contradicts the view of the Federal Circuit Courts of Appeal, most state courts and the Illinois Office of the Attorney General. In November 2004, the Illinois Supreme Court decided to consider an appeal to this case. If this ruling is not overturned, we may reduce operations in Illinois since it will reduce the return we and our investors can expect on higher risk loans. Moreover, as a result of this ruling, plaintiffs are filing actions against lenders, including us, seeking various forms of relief as a result of any fees received in the past that exceeded the applicable thresholds. Any such actions, if decided against us, could harm our results of operations, financial condition and business prospects.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which could harm our earnings.

Certain state laws restrict or prohibit prepayment penalties on mortgage loans and, until July 2003, we relied on the federal Alternative Mortgage Transactions Parity Act, or the Parity Act, and related rules issued in the past by the Office of Thrift Supervision, or OTS, to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, like us, which are not federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, in September 2002, the OTS released a rule that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption has required us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in certain states and limit the amount or other terms and conditions of our prepayment penalties in several other states. This places us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer. This competitive disadvantage could harm our results of operations, financial condition and business prospects.

Changes in Internal Revenue Service regulations regarding the timing of income recognition and/or deductions could materially adversely affect the amount of our dividends.

On September 30, 2004, the IRS, released Announcement 2004-75, which describes rules that may be included in proposed IRS regulations regarding the timing of recognizing income and/or deductions attributable to interest-only securities. We believe the effect of these regulations, if adopted, may narrow the spread between book income and taxable income on the interest-only securities we hold and would thus reduce our taxable income during the initial periods that we hold such securities. A significant portion of our mortgage securities—available-for-sale consist of interest-only securities. If regulations are adopted by the IRS that reduce our taxable income in a particular year, our dividend may be reduced for that year because the amount of our dividend is entirely dependent upon our taxable income.

If we fail to maintain REIT status, we would be subject to tax as a regular corporation. We conduct a substantial portion of our business through our taxable REIT subsidiaries, which creates additional compliance requirements.

We must comply with numerous complex tests to continue to qualify as a REIT for federal income tax purposes, including the requirement that we distribute 90% of taxable income to our shareholders and the requirement that no more than 5% of our annual gross income come from non-qualifying sources. If we do not comply with these requirements, we could be subject to penalty taxes and our REIT status could be at risk. We conduct a substantial portion of our business through taxable REIT subsidiaries, such as NovaStar Mortgage. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. Our income from, and investments in, our taxable REIT subsidiaries do not constitute permissible income or investments for some of the REIT qualification tests. We may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent that our dealings with our taxable REIT subsidiaries are deemed not to be arm’s length in nature.

Our cash balances and cash flows may become limited relative to our cash needs, which may ultimately affect our REIT status or solvency.

We use cash for originating mortgage loans, minimum REIT dividend distribution requirements, and other operating needs. Cash is also required to pay interest on our outstanding indebtedness and may be required to pay down indebtedness in the event that the market values of the assets collateralizing our debt decline, the terms of short-term debt become less attractive or for other reasons. If our income as calculated for tax purposes significantly exceeds our cash flows from operations, our minimum REIT dividend distribution requirements could exceed the amount of our available cash. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus adversely affecting our financial condition and results of operations. Furthermore, in an adverse cash flow situation, our REIT status or our solvency could be threatened.

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any mortgage loans held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize the loans in a manner that was treated as a sale of such inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans other than through our taxable REIT subsidiaries and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our portfolio of mortgage loans from time to time even if we believe it would be in our best interest to do so.

Even if we qualify as a REIT, the income earned by our taxable REIT subsidiaries will be subject to federal income tax and we could be subject to an excise tax on non-arm’s-length transactions with our taxable REIT subsidiaries.

Our taxable REIT subsidiaries, including NovaStar Mortgage, expect to earn income from activities that are prohibited for REITs, and will owe income taxes on the taxable income from these activities. For example, we expect that NovaStar Mortgage will earn income from our loan origination and sales activities, as well as from other origination and servicing functions, which would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT. Our taxable REIT subsidiaries will be taxable as C corporations and will be subject to federal, state and local income tax at the applicable corporate rates on their taxable income, notwithstanding our qualification as a REIT.

In the event that any transactions between us and our taxable REIT subsidiaries are not conducted on an arm’s-length basis, we could be subject to a 100% excise tax on certain amounts from such transactions. Any such tax could affect our overall profitability and the amounts of cash available to make distributions.

We may, at some point in the future, borrow funds form one or more of our corporate subsidiaries. The IRS may recharacterize the indebtedness as a dividend distribution to us by our subsidiary. Any such recharacterization may cause us to fail one or more of the REIT requirements.

We may be harmed by changes in tax laws applicable to REITs or the reduced 15% tax rate on certain corporate dividends may harm us.

Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs, may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect.

Generally, dividends paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs.

We may be unable to comply with the requirements applicable to REITs or compliance with such requirements could harm our financial condition.

The requirements to qualify as a REIT under the Code are highly technical and complex. We routinely rely on legal opinions to support our tax positions. A technical or inadvertent failure to comply with the Code as a result of an incorrect interpretation of the Code or otherwise could jeopardize our REIT status. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We are subject to various limitations on our ownership of securities, including a limitation that the value of our investment in taxable REIT subsidiaries, including NovaStar Mortgage, cannot exceed 20% of our total assets at the end of any calendar quarter. In addition, at the end of each calendar quarter, at least 75% of our assets must be qualifying real estate assets, government securities and cash and cash items. The need to comply with these asset ownership requirements may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements (for example, interests in other mortgage loan portfolios or mortgage-related assets) but are not part of our overall business strategy and might not otherwise be the best investment alternative for us. Moreover, we may be unable to acquire sufficient qualifying REIT assets, due to our inability to obtain adequate financing or otherwise, in which case we may fail to qualify as a REIT or may incur a penalty tax at the REIT level.

To qualify as a REIT, we must distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). After-tax earnings generated by our taxable REIT subsidiaries and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We expect in some years that we will be subject to the 4% excise tax. We could be required to borrow funds on a short-term basis even if conditions are not favorable for borrowing, or to sell loans from our portfolio potentially at disadvantageous prices, to meet the REIT distribution requirements and to avoid corporate income taxes. These alternatives could harm our financial condition and could reduce amounts available to originate mortgage loans.

If we fail to qualify or remain qualified as a REIT, our distributions will not be deductible by us, and we will be subject to federal income tax on our taxable income. This would substantially reduce our earnings and our cash available to make distributions. The resulting tax liability, in the event of our failure to qualify as a REIT, might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we generally would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

We could lose our REIT status if more than 20% of the value of our total assets are represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter.

To qualify as a REIT, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter, subject to a 30-day “cure” period following the close of the quarter and, for taxable years beginning on or after January 1, 2005, subject to certain relief provisions even after the 30-day cure period. Our taxable REIT subsidiaries, including NovaStar Mortgage, conduct a substantial portion of our business activities, including a majority of our loan origination and servicing activities. If the IRS determines that the value of our investment in our taxable REIT subsidiaries was more than 20% of the value of our total assets at the close of any calendar quarter, we could lose our REIT status.

In certain cases, we may need to borrow from third parties to acquire additional qualifying REIT assets or increase the amount and frequency of dividends from our taxable REIT subsidiaries in order to comply with the 20% of assets test.

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

In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits any person from acquiring or holding, directly or indirectly, (i) shares of our common stock in excess of 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate outstanding shares of our common stock or (ii) shares of our capital stock in excess of 9.8% in value of the aggregate outstanding shares of our capital stock. These restrictions may inhibit market activity and the resulting opportunity for the holders of our capital stock to receive a premium for their stock that might otherwise exist in the absence of such restrictions.

The market price of our common stock and trading volume may be volatile, which could result in substantial losses for our shareholders.

The market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	general market and economic conditions;

•	actual or anticipated changes in our future financial performance;

•	actual or anticipated changes in market interest rates;

•	actual or anticipated changes in our access to capital;

•	actual or anticipated changes in the amount of our dividend or any delay in the payment of a dividend;

•	competitive developments, including announcements by us or our competitors of new products or services;

•	the operations and stock performance of our competitors;

•	developments in the mortgage lending industry or the financial services sector generally;

•	the impact of new state or federal legislation or adverse court decisions;

•	fluctuations in our quarterly operating results;

•	the activities of investors who engage in short sales of our common stock;

•	actual or anticipated changes in financial estimates by securities analysts;

•	sales, or the perception that sales could occur, of a substantial number of shares of our common stock by insiders;

•	additions or departures of senior management and key personnel; and

•	actions by institutional shareholders.

Our common stock may become illiquid if an active public trading market cannot be sustained, which could adversely affect the trading price and your ability to transfer our common stock.

Our common stock’s trading volume is relatively low compared to the securities of many other companies listed on the New York Stock Exchange. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and your ability to transfer your shares of our common stock may be limited.

We may issue additional shares that may cause dilution and may depress the price of our common stock.

Our charter permits our board of directors, without stockholder approval, to:

•	authorize the issuance of additional shares of common stock or preferred stock without stockholder approval, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over our outstanding common stock with respect to voting; and

•	classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares.

In the future, we will seek to access the capital markets from time to time by making additional offerings of securities, including debt instruments, preferred stock or common stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that could limit our ability to make a distribution to common shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our common shareholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Past issuances of our common stock pursuant to our 401(k) plan and our Direct Stock Purchase and Dividend Reinvestment Plan may not have complied with the registration requirements of the securities laws.

We maintain a number of equity-based compensation plans for our employees, including a 401(k) plan, and DRIP for our employees and the public. Up to approximately 23,000 shares of common stock under our 401(k) plan and up to approximately 287,000 shares of common stock under our DRIP (collectively, the “Subject Shares”), may have been sold in a manner that may not have complied with the registration requirements of applicable securities laws during the twelve month period ending January 20, 2006, the date the rescission offers were initiated. In connection with sales under our 401(k) plan, the Subject Shares were purchased in the open market and as a result we did not receive any proceeds from such transactions, which may not be deemed to be sales for these purposes. In connection with sales of up to approximately 287,000 Subject Shares that were not registered under our DRIP in May 2005, we received approximately $10.8 million in net proceeds. As a result, we initiated offers to rescind the purchase of the Subject Shares. While we do not expect all eligible purchasers to exercise their rescission rights pursuant to the rescission offers, we have agreed to repurchase the Subject Shares still held by eligible purchasers generally for an amount equal to the original purchase price for the shares plus interest, less dividends, and to compensate eligible purchasers generally for any losses incurred in the sale of the Subject Shares, plus interest, less dividends. The number of eligible purchasers and the amount that we will pay for the shares that are rescinded will be determined by reference to the closing price of our common stock on March 30, 2006, the expiration date of the rescission offers. Furthermore, we could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

Other Risks Related to our Business

Intense competition in our industry may harm our financial condition.

We face intense competition, primarily from consumer finance companies, conventional mortgage bankers, commercial banks, credit unions, thrift institutions, and other independent wholesale mortgage lenders, including internet-based lending companies and other mortgage REITs. Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a mortgage lending operation such as ours requires a relatively small commitment of capital and human resources, which permits new competitors to enter our markets quickly and to effectively compete with us. Furthermore, national banks, thrifts and their operating subsidiaries are generally exempt from complying with many of the state and local laws that affect our operations, such as the prohibition on prepayment penalties. Thus, they may be able to provide more competitive pricing and terms than we can offer. Any increase in the competition among lenders to originate nonconforming mortgage loans may result in either reduced income on mortgage loans compared to present levels, or revised underwriting standards permitting higher loan-to-value ratios on properties securing nonconforming mortgage loans, either of which could adversely affect our results of operations, financial condition or business prospects. In addition, the government-sponsored entities, Fannie Mae and Freddie Mac, may also expand their participation in the subprime mortgage industry. To the extent they materially expand their purchase of subprime loans, our ability to profitably originate and purchase mortgage loans may be adversely affected because their size and cost-of-funds advantage allows them to purchase loans with lower rates or fees than we are willing to offer.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant majority of our originations of mortgage loans comes from independent brokers. During 2005, 75% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Our failure to maintain existing relationships or expand our broker networks could significantly harm our business, financial condition, liquidity and results of operations.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions, and our consolidated balance sheet, income statement, and statement of cash flows as reported for GAAP purposes may be difficult to interpret.

We manage our business based on long-term opportunities to earn cash flows. Our dividend distributions are driven by the REIT tax laws and our income as calculated for tax purposes pursuant to the Code. Our reported results for GAAP purposes differ materially, however, from both our cash flows and our taxable income. We transfer mortgage loans or mortgage securities—available-for-sale into securitization trusts to obtain long-term non-recourse funding for these assets. When we surrender control over the transferred mortgage loans or mortgage securities—available-for-sale, the transaction is accounted for as a sale. When we retain control over the transferred mortgage loans or mortgage securities available-for-sale, the transaction is accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting these transactions are recorded differently. In a securitization transaction accounted for as a sale, we record a gain or loss on the assets transferred in our income statement and we record the retained interests at fair value on our balance sheet. In a securitization transaction accounted for as a secured borrowing, we consolidate all the assets and liabilities of the trust on our financial statements (and thus do not show the retained interest we own as an asset). As a result of this and other accounting issues, shareholders and analysts must undertake a complex analysis to understand our economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may cause trading in our stock to be relatively illiquid or may lead observers to misinterpret our results.

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

If we attempt to make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire businesses that we believe are a strategic fit with our business. If we pursue any such transaction, the process of negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could harm our results of operations, financial condition and business prospects.

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

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Becoming proficient with new technology will require significant financial and personnel resources. If we become reliant on any particular technology or technological solution, we may be harmed to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (iii) becomes increasingly expensive to service, retain and update, or (iv) becomes subject to third-party claims of copyright or patent infringement. Any failure to acquire technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which would harm our results of operations, financial condition and business prospects.

Our business could be adversely affected if we experienced an interruption in or breach of our communication or information systems or if we were unable to safeguard the security and privacy of the personal financial information we receive.

We rely heavily upon communications and information systems to conduct our business. Any material interruption or breach in security of our communication or information systems or the third-party systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. Additionally, in connection with our loan file due diligence reviews, we have access to the personal financial information of the borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Our policies and safeguards may not be sufficient to prevent the misappropriation of confidential information, may become noncompliant with existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.

Our inability to realize cash proceeds from loan sales and securitizations in excess of the loan acquisition cost could harm our financial position.

The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, plus the cash proceeds we receive from securitizations structured as sales, minus the discounts on loans that we have to sell for less than the outstanding principal balance. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, such inability could harm our results of operations, financial condition and business prospects.

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

When we originate or purchase mortgage loans, we rely heavily upon information provided to us by third parties, including information relating to the loan application, property appraisal, title information and employment and income documentation. If any of this information is fraudulently or negligently misrepresented to us and such misrepresentation is not detected by us prior to loan funding, the value of the loan may be significantly lower than we expected. Whether a misrepresentation is made by the loan applicant, the loan broker, one of our employees, or any other third party, we generally bear the risk of loss associated with it. A loan subject to misrepresentation typically cannot be sold and subject to repurchase by us if it is sold prior to our detection of the misrepresentation. We may not be able to recover losses incurred as a result of the misrepresentation.

Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be harmed if the demand for this type of refinancing declines.

For the year ended December 31, 2005, approximately 59% of our loan production volume consisted of cash-out refinancings. Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be reduced if interest rates rise and the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, a decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

We may enter into certain transactions at the REIT in the future that incur excess inclusion income that will increase the tax liability of our shareholders.

If we incur excess inclusion income at the REIT, it will be allocated among our shareholders. A stockholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign shareholders. How such income is to be reported to shareholders is not clear under current law. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences of having excess inclusion income allocated to them and are urged to consult their tax advisors.

Excess inclusion income would be generated if we issue debt obligations with two or more maturities and the terms of the payments on these obligations bear a relationship to the payments that we received on our mortgage loans or mortgage-backed securities securing those debt obligations. The structure of this type of CMO securitization generally gives rise to excess inclusion income. It is reasonably likely that we will structure some future CMO securitizations in this manner. Excess inclusion income could also result if we were to hold a residual interest in a REMIC. The amounts of excess inclusion income in any given year from these transactions could be significant.

Some provisions of our charter, bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their common stock at favorable prices.

Certain provisions of our charter, bylaws and Maryland law could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price. For example, our board of directors is divided into three classes with three year staggered terms of office. This makes it more difficult for a third party to gain control of our board because a majority of directors cannot be elected at a single meeting. Further, under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Our bylaws make it difficult for any person other than management to introduce business at a duly called meeting requiring such other person to follow certain advance notice procedures. Finally, Maryland law provides protection for Maryland corporations against unsolicited takeover situations. These provisions, as well as others, could discourage potential acquisition proposals, or delay or prevent a change in control and prevent changes in our management, even if such actions would be in the best interests of our stockholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive, administrative and loan servicing offices are located in Kansas City, Missouri, and consist of approximately 200,000 square feet of leased office space. The lease agreements on the premises expire in January 2011. The current annual rent for these offices is approximately $3.9 million.

We lease office space for our mortgage lending operations in Lake Forest, California; Independence, Ohio; Richfield, Ohio; Troy, Michigan and Columbia, Maryland. Currently, these offices consist of approximately 233,000 square feet. The leases on the premises expire from December 2009 through May 2012, and the current annual rent is approximately $4.2 million.

Item 3. Legal Proceedings

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names us defendants and three of our executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. We believe that these claims are without merit and continues to vigorously defend against them.

In the wake of the securities class action, we have also been named as a nominal defendant in several derivative actions brought against certain of our officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to us for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements.

In July 2004, an employee of NovaStar Home Mortgage, Inc. (“NHMI”), a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed since May 1, 2000 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”) and California state laws for the period commencing May 1, 2000 to present. In 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers. The settlement, which is subject to final court approval, covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period. In 2004, since not all class members will elect to be part of the settlement, we estimated the probable obligation related to the settlement to be in a range of $1.3 million to $1.7 million. In accordance with SFAS No. 5, Accounting for Contingencies, we recorded a charge to earnings of $1.3 million in 2004. In 2005, we recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to a range of $1.5 million to $1.9 million.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases allege that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”) alleging violations of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and alleging certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief and attorney fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc. et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc. et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy alleging certain LLCs provided settlement services without the borrower’s knowledge. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Lender Act by acting as lenders and/or brokers in Maryland without proper licenses and allege this arrangement amounted to a civil conspiracy. The plaintiffs in both the Miller and Jones cases seek a disgorgement of fees, other damages, injunctive relief and attorney fees on behalf of the class of plaintiffs. We believe that these claims are without merit and we intend to vigorously defend against them.

In December 2005, a putative class action was filed against NHMI in the United States District Court for the Middle District of Louisiana entitled Pearson v. NovaStar Home Mortgage, Inc. Plaintiff contends that NHMI violated the federal Fair Credit Reporting Act (“FCRA”) in connection with its use of pre-approved offers of credit and its failure to make certain disclosures required by federal law. Plaintiff seeks (on his own behalf, as well as for others similarly situated) statutory damages, other nominal damages, punitive damages and attorney’s fees and costs. We believe that these claims are without merit and we intend to vigorously defend against them.

In December 2005, a putative class action was filed against NovaStar Mortgage in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NovaStar Mortgage failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. The plaintiffs seek a return of fees paid on the affected loans, excess interest charged, and damage to plaintiffs’ credit and finances, treble damages as provided in the Washington Consumer Protection Act and attorney fees. We believe that these claims are without merit and we intend to vigorously defend against them.

In addition to those matters listed above, we are currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action or individual claims for violations of the RESPA, FLSA, federal and state laws prohibiting employment discrimination and federal and state licensing and consumer protection laws.

While management, including internal counsel, currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on our financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters. Our common stock is traded on the NYSE under the symbol “NFI”. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of common stock.

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2004
First Quarter	$67.29	$43.19	4/28/04	5/26/04	$1.35
Second Quarter	66.05	30.97	7/28/04	8/26/04	1.35
Third Quarter	48.00	37.84	10/28/04	11/22/04	1.40
Fourth Quarter	56.82	41.34	12/22/04	1/14/05	2.65	(A)

2005
First Quarter	$48.15	$32.40	5/2/05	5/27/05	$1.40
Second Quarter	39.98	34.50	7/29/05	8/26/05	1.40
Third Quarter	42.19	32.20	9/15/05	11/22/05	1.40
Fourth Quarter	33.01	26.20	12/14/05	1/13/06	1.40

(A)	Includes a $1.25 special dividend related to 2004 taxable income.

As of March 10, 2006, we had approximately 1,576 shareholders of record of our 32,591,228 shares of common stock outstanding based upon a review of the securities position listing provided by our transfer agent.

We intend to make distributions to shareholders of all or substantially all of taxable income in each year, subject to certain adjustments, so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, maintenance of REIT status and other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities.

We may have sold up to approximately 23,000 shares of common stock under our 401(k) plan and up to approximately 287,000 shares under our DRIP in a manner that may not have complied with the registration requirements of applicable securities laws. In connection with sales under our 401(k) Plan, the shares were purchased in the open market. As a result we did not receive any proceeds from such transactions, which may not be deemed sales for these purposes. In connection with sales under our DRIP in May 2005, we received approximately $10.8 million in net proceeds.

Purchase of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

(dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
October 1, 2005 – October 31, 2005	—	—	—	$1,020
November 1, 2005 – November 30, 2005	—	—	—	1,020
December 1, 2005 – December 31, 2005	—	—	—	1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

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

Selected Consolidated Financial and Other Data

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004(A)	2003	2002	2001
Consolidated Statement of Operations Data:
Interest income	$299,772	$224,024	$170,420	$107,143	$57,904
Interest expense	80,843	52,590	40,364	27,728	27,366
Net interest income before credit (losses) recoveries	218,929	171,434	130,056	79,415	30,538
Credit (losses) recoveries	(1,038)	(726)	389	432	(3,608)
Gains on sales of mortgage assets	68,173	144,950	144,005	53,305	37,347
Gains (losses) on derivative instruments	18,155	(8,905)	(30,837)	(36,841)	(3,953)
Impairment on mortgage securities – available for sale	(17,619)	(15,902)	—	—	—
Other income, net	20,880	6,609	412	1,356	1,856
General and administrative expenses	215,397	207,730	174,940	84,594	46,505
Income from continuing operations	143,597	126,738	111,996	48,761	32,308
Loss from discontinued operations, net of income tax (B)	(4,473)	(11,349)	—	—	—
Net income available to common shareholders	132,471	109,124	111,996	48,761	32,308
Basic income per share:
Income from continuing operations available to common shareholders	$4.61	$4.76	$5.04	$2.35	$1.61
Loss from discontinued operations, net of income tax (B)	(0.15)	(0.45)	—	—	—

Net income available to common shareholders	$4.46	$4.31	$5.04	$2.35	$1.61
Diluted income per share:
Income from continuing operations available to common shareholders	$4.57	$4.68	$4.91	$2.25	$1.51
Loss from discontinued operations, net of income tax (B)	(0.15)	(0.44)	—	—	—

Net income available to common shareholders	$4.42	$4.24	$4.91	$2.25	$1.51

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Mortgage Assets:
Mortgage loans	$1,320,396	$807,121	$792,709	$1,133,509	$365,560
Mortgage securities – available-for-sale	505,645	489,175	382,287	178,879	71,584
Mortgage securities - trading	43,738	143,153	—	—	—
Total assets	2,335,734	1,861,311	1,399,957	1,452,497	512,380
Borrowings	1,619,812	1,295,422	1,005,516	1,225,228	362,398
Shareholders’ equity	564,220	426,344	300,224	183,257	129,997

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Other Data:
Nonconforming loans originated or purchased, principal	$9,283,138	$8,424,361	$5,250,978	$2,492,767	$1,333,366
Loans securitized, principal	7,621,030	8,329,804	5,319,435	1,560,001	1,215,100
Nonconforming loans sold, principal	1,138,098	—	151,210	142,159	73,324
Loan servicing portfolio, principal	14,030,697	12,151,196	7,206,113	3,657,640	1,994,448
Annualized return on assets	6.63%	7.08%	7.85%	4.96%	6.31%
Annualized return on equity	28.09%	31.76%	46.33%	31.13%	24.85%
Taxable income available to common shareholders (D)	278,750	250,555	137,851	49,511	5,221
Taxable income per common share (C) (D)	8.66	9.04	5.64	2.36	0.45
Dividends declared per common share (C)	5.60	6.75	5.04	2.15	0.48
Dividends declared per preferred share	2.23	2.11	—	—	1.08

(A)	Reclassified to conform to current year presentation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as described in Note 15 to the consolidated financial statements.
(B)	Discussion and detail regarding the loss from discontinued operations is provided in Note 15 to the consolidated financial statements.
(C)	On January 29, 2003, a $0.165 special dividend related to 2002 taxable income was declared per common share. On December 22, 2004, a $1.25 special dividend related to 2004 taxable income was declared per common share.
(D)	Taxable income for years prior to 2005 are actual while 2005 taxable income is an estimate. For a reconciliation of taxable income to GAAP income see “Income Taxes” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The common shares outstanding as of the end of each period presented are used in calculating the taxable income per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of NovaStar Financial, Inc. and the notes thereto included elsewhere in this report.

General Overview

We are a specialty finance company that originates, purchases, invests in and services residential nonconforming loans. We operate through four separate operating segments – mortgage portfolio management , mortgage lending, loan servicing and branch operations. The loan servicing segment was previously reported as part of mortgage lending and loan servicing, but it has been separated to more closely align the segments with the way we review, manage and operate our business. Segment information for the years ended December 31, 2004 and 2003 has been restated for this change. Additionally, we are currently winding down our branch operations unit and expect to complete the wind-down by June 30, 2006. See “Business – Branch Operations.”

We offer a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. Through our servicing platform, we then service all of the loans in which we retain interests, in order to better manage the credit performance of those loans.

We have elected to be taxed as a REIT under the Code. Management believes the tax-advantaged structure of a REIT maximizes the after-tax returns from mortgage assets. We must meet numerous rules established by the IRS to retain our status as a REIT. As long as we maintain our REIT status, distributions to shareholders will generally be deductible by us for income tax purposes. This deduction effectively eliminates REIT level income taxes. Management believes it has and will continue to meet the requirements to maintain our REIT status.

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

We also service the mortgage loans we originate and purchase and that serve as collateral for our mortgage securities. The servicing function is critical to the management of credit risk (risk of borrower default and the related economic loss) within our mortgage portfolio. Again, while this operation generates significant fee revenue, its revenue serves largely to offset the cost of this function.

The key performance measures for executive management are:

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

Executive Overview of Performance

The following selected key performance metrics are derived from our audited consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Year Ended December 31,		Increase / (Decrease)
	2005	2004
Consolidated Earnings and Other Data:
Net income available to common shareholders	$132,471	$109,124	$23,347
Net income available to common shareholders, per diluted share	$4.42	$4.24	$0.18
Net interest yield on assets	1.64%	1.53%	0.11%
Loans under management	$13,897,730	$12,130,182	$1,857,548

Mortgage Portfolio Management:
Loans under management (A)	$12,752,307	$11,410,147	$1,342,160
Net yield on mortgage securities (B)	32.3%	27.2%	5.1%
Mortgage portfolio management net interest yield on assets (C)	1.45%	1.39%	0.06%
Impairment on mortgage securities – available-for-sale	$(17,619)	$(15,902)	$1,717

Mortgage Lending:
Nonconforming originations	$9,283,138	$8,424,361	$858,777
Weighted average coupon of nonconforming originations	7.7%	7.6%	0.1%
Weighted average FICO score of nonconforming originations	632	622	10
Nonconforming loans securitized	7,621,030	8,329,804	(708,714)
Nonconforming loans sold to third parties	1,138,098	—	1,138,098
Mortgage lending net interest yield on assets (C)	3.34%	2.61%	0.73%
Costs of wholesale production, as a percent of principal	2.39%	2.53%	(0.14%)
Net whole loan price used in initial valuation of residual securities	102.00	103.28	(1.28)
Gains on sales of loans transferred in securitizations, as a % of principal sold	0.8%	1.7%	(0.9%)

(A)	Includes the principal balance of loans in off-balance sheet securitizations as well as the principal balance of loans in the held-in-portfolio category on our balance sheet.
(B)	Based on average fair market value of the underlying securities for the period.
(C)	Based on average daily balance of the underlying loans for the period.

During 2005, we reported net income available to common shareholders of $132.5 million, or $4.42 per diluted share, as compared to $109.1 million, or $4.24 per diluted share in 2004. Our net income available to common shareholders was driven largely by the income generated by our mortgage securities – available-for-sale portfolio, which increased to $505.6 million as of December 31, 2005 from $489.2 million as of December 31, 2004. These securities are retained in the securitization of the mortgage loans we originate and purchase. We securitized $7.6 billion of mortgage loans in 2005 as compared to $8.3 billion in 2004. During 2005 and 2004, we originated or purchased $9.3 billion and $8.4 billion, respectively, in nonconforming, residential mortgage loans.

We feel 2005 demonstrated the value of having both portfolio and mortgage banking businesses for our shareholders. The net yield on our mortgage securities portfolio increased to 32.3% in 2005 from 27.2% in 2004. Additionally, our mortgage portfolio management net interest yield on assets increased to 1.45% in 2005 from 1.39% in 2004. These increases, which primarily resulted from better than expected credit performance as a result of substantial increases in housing prices, helped drive strong portfolio earnings which more than compensated for declining profit margins in our mortgage lending segment. Our portfolio management focus continues to be on managing a portfolio to deliver attractive risk-adjusted returns. Assuming all other factors unchanged, because of industry margin compression, the net yield on our mortgage securities portfolio should generally decrease as our older higher-yielding securities paydown and we add new lower-yielding securities. The growth of our mortgage portfolio is also very dependent upon future widening or tightening of profit margins. If more tightening occurs, yields on new mortgage securities may fall to levels which may not warrant new growth in our portfolio.

We experienced significant profit margin compression driven by the highly competitive mortgage banking environment in 2005. This margin compression can be demonstrated by the fact that short-term rates continued to rise while the coupons on the mortgage loans we originated and purchased remained flat from 2004. One-month LIBOR and the two-year swap rate increased to 4.39% and 4.85%, respectively, at December 31, 2005 from 2.40% and 3.45%, respectively, at December 31, 2004 while the weighted average coupon on our nonconforming loans rose slightly in 2005 to 7.7% from 7.6% in 2004. These factors contributed to the whole loan price used in valuing our mortgage securities at the time of securitization to significantly decrease throughout 2004 and into 2005, which is directly correlated to the decrease in gains on sales of mortgage loans as a percentage of loan principal securitized. For the years ended December 31, 2005 and 2004, the weighted average net whole loan price used in the initial valuation of our retained securities was 102.00 and 103.28, respectively, and the weighted average gain on securitization as a percentage of loan principal securitized was 0.8% and 1.7%, respectively.

Additionally, we proactively focused on cost controls and business efficiencies to mitigate the impact of tighter spreads. These efforts resulted in our cost of wholesale production decreasing in 2005 to 2.39% from 2.53% in 2004. Cost containment and production efficiencies will continue to be a major focus in 2006.

We continue to sell nonconforming mortgage loans to third parties that we feel do not possess the economic characteristics to meet our long-term portfolio management objective of providing attractive risk-adjusted returns. We sold $1.1 billion in nonconforming mortgage loans to third parties during the year ended December 31, 2005. We recognized a net gain of $9.9 million from these sales and the weighted average price to par of the loans sold was 102.01 during the year ended December 31, 2005. There were no nonconforming mortgage loan sales to third parties during 2004. We sold $151.2 million in nonconforming mortgage loans to third parties during the year ended December 31, 2003, recognizing net gains of $3.4 million from these sales with a weighted average price to par of the loans sold of 104.10. We expect to continue selling a portion of our mortgage loans which we feel will not provide attractive long-term risk-adjusted returns.

As a result of our interest rate risk management strategies, we utilize interest rate swaps and caps, which have provided gains to partially offset the impact of margins compressing. We recognized gains on derivative instruments which did not qualify for hedge accounting of $18.2 million for the year ended December 31, 2005, compared to losses of $(8.9) million for the same period of 2004. During periods of rising rates, these derivative instruments help maintain the net interest margin between our assets and liabilities as well as diminish the effect of changes in general interest rate levels on the market value of our mortgage assets. Of the $18.2 million in gains on derivative instruments for the year ended December 31, 2005, $18.1 million was related to mark-to-market gains on derivatives transferred into the NMFT Series 2005-1, 2005-2, 2005-3 and 2005-4 securitizations, while $0.7 million was related to mark-to-market gains on derivatives that were still owned by us at December 31, 2005. A majority of the derivatives owned by us at December 31, 2005 will most likely be transferred into securitizations which close in the first quarter of 2006. The remaining difference is attributable to net settlements paid to counterparties, market value adjustments for derivatives used to hedge our balance sheet and mark-to-market valuations for commitments to originate mortgage loans.

Our loss from discontinued operations net of income taxes for the years ended December 31, 2005 and 2004 was $4.5 million and $11.3 million, respectively. On November 4, 2005, we adopted a formal plan to terminate substantially all of the remaining NHMI branches. We had 16 branches remaining at December 31, 2005 and we expect all of these branches to be terminated by June 30, 2006. Note 15 to our consolidated financial statements provides detail regarding the impact of the discontinued operations.

Known Material Trends and Challenges for 2006

We expect another challenging year for the mortgage industry in 2006, but experience also leads us to believe that tough times can create the best opportunities. We enter 2006 in a strong financial position and still focused on the disciplines we have followed for years. Our driving goals are risk-adjusted return, protecting the portfolio and increasing the profitability of loans going into the portfolio.

One of our primary goals is also on maintaining our status as a REIT. We have managed our business as a REIT since we were founded in 1997, which requires we meet certain income and asset tests to preserve our REIT status. See “Item 1 – U.S. Federal Income Tax Consequences,” for discussion of the income and asset tests we must meet to preserve our REIT status. To provide qualifying income and assets to the REIT for purposes of these tests, we may structure certain future securitizations as financing transactions at the REIT instead of our typical sales transactions at the TRS. The mortgage loans securitized under this structure may come from our normal origination and purchase channels or may come from whole pools of loans purchased specifically for this purpose. These whole pool purchases could be much larger in size as compared to our typical correspondent purchases. We would also expect these purchases to be eligible for financing through our warehouse repurchase agreements until they are securitized. See “Financial Condition—Short-term Borrowings” as well as “Liquidity and Capital Resources” for discussion of our financing facilities and other liquidity sources.

In a securitization structured as a financing, no gain is recognized at the time of securitization, the mortgage loans remain on the balance sheet and the asset-backed bonds issued to third parties are recorded as debt on the balance sheet. These are clearly much different accounting dynamics than our current securitizations structured as sales. In a sale, a gain is recognized at the time of securitization, the mortgage loans are removed from the balance sheet and new mortgage securities (retained interests) are recorded on the balance sheet. Net income for any quarter in which we structure a securitization as a financing generally will be significantly lower than if the securitization was structured as a sale since there is no gain recognition associated with a financing. This initial difference in net income will reverse itself over the remaining life of the securitization resulting in no material difference in net income recognized under either structure over the life of the securitization.

Additionally, the structure of this type of CMO securitization generally gives rise to excess inclusion income. If we incur excess inclusion income at the REIT, it will be allocated among our shareholders. A stockholder’s share of excess inclusion income (i)

would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign shareholders. How such income is to be reported to shareholders is not clear under current law. The amounts of excess inclusion income in any given year from these transactions could be significant. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences of having excess inclusion income allocated to them and are urged to consult their tax advisors.

Moving into 2006, we believe the nonconforming market offers a mix of opportunities and challenges. The following trends have become evident in the business environment in which we operate and could have a significant impact on our financial condition, results of operations and cash flows:

•	Growth in the nonconforming market continued in 2005 but at a much slower pace than 2004 growth. Nonconforming originations grew to an estimated $600 billion in 2005 from $530 billion in 2004, according to Inside Mortgage Finance Publications. Various industry publications predict that growth in the nonconforming origination market will be relatively flat in 2006 with some publications predicting a slight decline. Our ability to increase the size of our securitized mortgage loan portfolio, which drives our mortgage securities portfolio, at growth rates experienced in recent years could be impaired under these tighter conditions. We continue to pursue opportunities to increase our market share in the nonconforming market, including the acquisition or new development of businesses.

•	Interest rate dynamics have put a squeeze on mortgage banking profits. The spread between funding costs and loan coupons has narrowed by more than 200 basis points in 2004 and 2005. Some relief was evident in late 2005 as the industry began to raise coupons on new originations, but margins remain tight. These margins could continue to tighten if short-term interest rates increase and competitive pressures hold coupons on mortgage loans flat. As we sell all of our mortgage loans either in whole pools to third parties or in securitizations, we could continue to experience depressed gains on sales of mortgage loans. Additionally, the mortgage securities we are currently adding to our portfolio are yielding much lower returns than our older securities as a result of these compressed margins. Increasing the size of our portfolio is one of our top priorities but not at the expense of long-term risk-adjusted returns or risk management.

•	Rising home prices have begun to cool after a multiyear boom. Increasing prices have been fueling the volume of home refinancing, as well as, reducing the risk of existing mortgage loans by improving loan-to-value ratios. For 2006, economists are expecting slower home-price growth, perhaps even declines in some markets which had experienced substantial growth. This could have a significant impact on origination growth in our mortgage lending segment , as well as, prepayment speed and credit loss assumptions on the mortgage securities held by our mortgage portfolio management segment.

•	The mortgage industry is responding with changing strategies. Some lenders have shifted to a mortgage REIT model, some have cut back or exited market segments, and others have pursued market share even with loans that do not appear profitable.

Gulf State Hurricanes

The damage caused by the Gulf State hurricanes, particularly Katrina, Rita and Wilma, has affected our mortgage loans held-for-sale and the mortgage loan portfolio we service which underlies our mortgage securities – available-for-sale by impairing the ability of certain borrowers to repay their loans. At present, we are unable to predict the ultimate impact of the Gulf State hurricanes on our future financial results and condition as the impact will depend on a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the hurricane adversely affect the ability of borrowers to repay their loans, and the cost to us of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers. Many of the loans are to borrowers where repayment prospects have not yet been determined to be diminished, or are in areas where properties may have suffered little, if any, damage or may not yet have been inspected. We currently have a mortgage protection insurance policy, which protects us from uninsured losses as a result of these hurricanes up to a maximum of $5 million in aggregate losses with a deductible of $100,000 per hurricane. At this time, we believe the overall financial impact the Gulf State hurricanes will have on our future financial condition and results of operations will be immaterial.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our consolidated financial statements. Our critical accounting estimates impact three of our four reportable segments; our mortgage portfolio management, mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a loan securitization, we retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities below). As previously discussed, the gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities – available-for-sale and derivative instruments transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

We believe the best estimate of the initial value of the residual securities we retain in a loan securitization is derived from the market value of the pooled loans. The initial value of the loans transferred in a securitization is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, we adjust the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

An implied yield (discount rate) is derived by taking the projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates and then solving for the discount rate required to present value the cash flows back to the initial value derived above. We then ascertain whether the resulting discount rate is commensurate with current market conditions. Additionally, the initial discount rate serves as the initial accretable yield used to recognize income on the securities.

For purposes of valuing our residual securities, it is important to know that in recent securitization transactions we not only have transferred loans to the trust, but we have also transferred interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction we enter into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

In valuing our residual securities, it is also important to understand what portion of the underlying mortgage loan collateral is covered by mortgage insurance. At the time of a securitization transaction, the trust legally assumes the responsibility to pay the mortgage insurance premiums associated with the loans transferred and the rights to receive claims for credit losses. Therefore, we have no obligation to pay these insurance premiums. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. This information is significant for valuation as the mortgage insurance significantly reduces the credit losses born by the owner of the loan. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our residual securities consider this risk. We discuss mortgage insurance premiums under the heading “Premiums for Mortgage Loan Insurance”.

The weighted average net whole loan market price used in the initial valuation of our retained securities was 102.00 and 103.28 during 2005 and 2004, respectively. The weighted average initial implied discount rate for the years ended December 31, 2005 and 2004 was 15% and 22%, respectively. As discussed in “Executive Overview of Performance”, the increase in short-term interest rates has caused the whole loan price used in the initial valuation of our retained securities to decrease. If the whole loan market price used in the initial valuation of our residual securities in 2005 had been increased or decreased by 50 basis points, the initial value of our residual securities and the gain we recognized would have increased or decreased by $38.1 million. Information regarding the assumptions we used is discussed under “Mortgage Securities-Available-for-Sale and Trading” below.

When we do have the ability to exert control over the transferred collateral in a securitization, the assets remain on our financial records and a liability is recorded for the related asset-backed bonds. The servicing agreements that we execute for loans we have securitized includes a removal of accounts provision which gives us the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. We record the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. In addition, we have a “clean up” call option that can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance.

Mortgage Securities – Available-for-Sale and Trading. Our mortgage securities – available-for-sale and trading represent beneficial interests we retain in securitization and resecuritization transactions which include residual securities and subordinated securities. The residual securities include interest-only mortgage securities, prepayment penalty bonds and over-collateralization bonds. All of the residual securities retained by us have been classified as available-for-sale. The subordinated securities represent investment-grade rated bonds which are senior to the residual securities but are subordinated to the bonds sold to third party investors. We have classified certain of our subordinated securities in both the available-for-sale and trading categories.

The residual securities we retain in these securitization transactions primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

•	The interest spread between the coupon net of servicing fees on the underlying loans, the cost of financing, mortgage insurance, payments or receipts on or from derivative contracts and bond administrative costs.

•	Prepayment penalties received from borrowers who payoff their loans early in their life.

•	Overcollateralization which is designed to protect the primary bondholder from credit loss on the underlying loans.

The subordinated securities we retain in our securitization transactions have a stated principal amount and interest rate and have been retained at a market discount from the stated principal amount. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. Because the subordinated securities are rated lower than AA, they are considered low credit quality and we account for the securities based on the effective yield method. The fair value of the subordinated securities is based on third-party quotes.

The cash flows we receive are highly dependent upon the interest rate environment. The interest rates on the bonds issued by the securitization trust are indexed to short-term interest rates, while the coupons on the pool of loans held by the securitization trust are less interest rate sensitive. As a result, as rates rise and fall, our cash flows will fall and rise, because the cash we receive on our residual securities is dependent on this interest rate spread. As our cash flows fall and rise, the value of our residual securities will decrease or increase. Additionally, the cash flows we receive are dependent on the default and prepayment experience of the borrowers of the underlying mortgage security collateral. Increasing or decreasing cash flows will increase or decrease the yield on our securities.

We believe the accounting estimates related to the valuation of our mortgage securities – available-for-sale and establishing the rate of income recognition on the mortgage securities – available-for-sale and trading are “critical accounting estimates”, because they can materially affect net income and shareholders’ equity and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our residual securities. We use internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities. We believe the value of our residual securities is fair, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require write-downs of the residual assets. For mortgage securities classified as available-for-sale, impairments would reduce income in future periods when deemed other-than-temporary.

As previously described, our mortgage securities available-for-sale and trading represent retained beneficial interests in certain components of the cash flows of the underlying mortgage loans to securitization trusts. Income recognition for our mortgage securities – available-for-sale and trading is based on the effective yield method. Under the effective yield method, as payments are received, they are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using internally developed models. We prepare analyses of the yield for each security using a range of these assumptions. The accretable yield used in recording interest income is generally set within a range of assumptions. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

At each reporting period subsequent to the initial valuation of the residual securities, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices.

To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the years ended December 31, 2005 and December 31, 2004, we recorded impairment losses of $17.6 million and $15.9 million, respectively. The impairments were primarily a result of the increase in short-term interest rates during 2004 and 2005. While we do use forward yield curves in valuing our securities, the increase in two-year and three-year swap rates during 2004 and 2005 was greater than the forward yield curve had anticipated, thus causing a greater than expected decline in value. Additionally, the impairments on our residual securities in 2004 and 2005 primarily related to the residual securities which were retained during those two years. This demonstrates that as we retain new residual securities during a period when short-term interest rate increases are greater than anticipated by the forward yield curve, we generally are more susceptible to impairments on our newer mortgage securities as they do not have sizable unrealized gains to help offset the decline in value. See Table 6 for a summary of the cost basis, unrealized gain and fair value of our mortgage securities – available-for-sale by year of issue and Table 11 for a summary of the impairments on our mortgage securities – available-for-sale.

Our average mortgage security yield has increased to 35.6% for the year ended December 31, 2005 from 31.4% for the same period of 2004. The increase is a result of lower than expected credit losses we experienced on the loans underlying our mortgage securities, which has led us to adjust the credit loss assumptions on certain securities. The low credit losses can be attributed primarily to the substantial rise in housing prices in recent years. The positive impact of low credit losses has been able to offset the negative impact of the increase in short-term interest rates and prepayment rates. Mortgage securities interest income has increased from $133.6 million for the year ended December 31, 2004 to $188.9 million for the same period of 2005 due to the increase in the average balance of our securities portfolio. If the rates used to accrue income on our mortgage securities during 2005 had increased or decreased by 10%, interest income during the year ended 2005 would have increased by $30.5 million and decreased by $48.9 million, respectively.

Housing prices have enjoyed substantial appreciation in recent years, which has resulted in increasing prepayment rates. The market discount rates we are using to initially value our residual securities have declined from 2004. As of December 31, 2005, the weighted average discount rate used in valuing our residual securities was 18% as compared to 22% as of December 31, 2004. The weighted-average constant prepayment rate used in valuing our residual securities as of December 31, 2005 was 49 versus 39 as of December 31, 2004. If the discount rate used in valuing our residual securities as of December 31, 2005 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by $24.6 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by $25.4 million.

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

An allowance for credit losses is maintained for mortgage loans held-in-portfolio. The allowance for credit losses on mortgage loans held-in-portfolio, and therefore the related adjustment to income, is based on the assessment by management of probable losses incurred based on various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management regarding key economic indicators are highly uncertain and involve a great deal of judgment.

Derivative Instruments and Hedging Activities. Our strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk). Our primary goals for managing interest rate risk are to maintain the net interest margin spread between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. The interest rate swap and interest rate cap agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

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

Derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. At December 31, 2005, we had no derivative instruments considered cash flow hedges, as they all had not met the requirements for hedge accounting. However, these derivative instruments do contribute to our overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings collateralized by our loans held-for-sale.

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

Mortgage Servicing Rights (“MSR”). MSR are recorded at allocated cost based upon the relative fair values of the transferred loans, derivative instruments and the servicing rights. MSR are amortized in proportion to and over the projected net servicing revenues. Periodically, we evaluate the carrying value of originated MSR based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR we stratify the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The mortgage loans underlying the MSR are pools of homogeneous, nonconforming residential loans.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the greatest impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow down, which generally results in an increase in the fair value of MSR. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Financial Condition as of December 31, 2005 and 2004

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated and purchased, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third-party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse repurchase agreements to finance our held-for-sale loans. As such, the fluctuations in mortgage loans held-for-sale and short-term borrowings between December 31, 2005 and December 31, 2004 are dependent on loans we have originated and purchased during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production are critical to our financial results. The loans we produce serve as collateral for our mortgage securities and generate gains as they are sold or securitized. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for 2005 and 2004. See Table 17 for a summary of our wholesale cost of production for the years ended December 31, 2005, 2004 and 2003. Also, details regarding mortgage loans securitized and the gains recognized during 2005 and 2004 can be found Table 14.

Table 2 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2005	58,542	$9,283,138	$158,572	101.1%	82%	632	7.7%	65%

2004	55,974	$8,424,361	$150,505	101.3%	82%	622	7.6%	72%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued (that are not accounted for as sales) and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of December 31, 2005 was $28.8 million compared to $59.5 million as of December 31, 2004. As discussed under “Asset-Backed Bonds” during the fourth quarter of 2005 we exercised our option to repurchase the mortgage loan collateral for two out of the four securitization loan transactions from 1997 and 1998.

Premiums to brokers are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold or securitized. To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate and purchase mortgage loans with prepayment penalties. Prepayment penalties have decreased from 2004 due to increased regulation specifically aimed at reducing prepayment penalties which can be charged by lenders. Because more borrowers can now refinance their mortgages at any time with no penalty, we would expect prepayment speeds to be slightly faster as a result of the reduction in these penalties. Additionally, the value of our prepayment penalty bonds retained in our newer securitizations will generally have a lower value due to the decrease in expected cash flows.

In periods of decreasing interest rates, borrowers are more likely to refinance their mortgages to obtain a better interest rate. Even in rising rate environments, borrowers tend to repay their mortgage principal balances earlier than is required by the terms of their mortgages. Nonconforming borrowers, as they update their credit rating and as housing prices increase, are more likely to refinance their mortgage loan to obtain a lower interest rate or take advantage of the additional borrowing capacity in their homes.

The operating performance of our mortgage loan portfolio, including net interest income, allowance for credit losses and effects of hedging, are discussed under “Results of Operations by our Primary Operating Segments”. Gains on the sales of mortgage loans, including impact of securitizations treated as sales, is also discussed under “Results of Operations by our Primary Operating Segments.”

Table 3 — Carrying Value of Mortgage Loans

(dollars in thousands)

	December 31,
	2005	2004
Held-for-sale:
Current principal	$1,235,159	$719,904
Net premium	12,015	6,760

	1,247,174	726,664
Loans under removal of accounts provision	44,382	20,930

Mortgage loans – held-for-sale	$1,291,556	$747,594

Weighted average coupon	8.1%	7.7%

Percent with prepayment penalty	65%	65%

Held-in-portfolio:
Current principal	$29,084	$58,859
Net unamortized premium	455	1,175

Amortized cost	29,539	60,034
Allowance for credit losses	(699)	(507)

Mortgage loans – held-in-portfolio	$28,840	$59,527

Weighted average coupon	9.9%	10.0%

The following table details the activity in our mortgage loans held-for-sale for the years ended December 31, 2005 and 2004.

Table 4 — Rollforward of Mortgage Loans Held-for-Sale

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004
Beginning balance	$747,594	$697,992
Originations and purchases	9,366,720	8,560,314
Borrower repayments	(9,908)	(27,979)
Sales to third parties	(1,166,377)	(63,042)
Sales in securitizations	(7,693,775)	(8,424,145)
Transfers to real estate owned	(712)	(2,001)
Repurchase of mortgage loans from securitization trusts	13,948	—
Transfers of mortgage loans from held-in-portfolio	10,614	—
Change in loans under removal of accounts provision	23,452	6,455

Ending balance	$1,291,556	$747,594

Mortgage Securities Available-for-Sale. Since 1999, we have pooled the majority of the loans we have originated or purchased to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain investment-grade rated subordinated securities. Additionally, we service the loans sold in these securitizations. See “Mortgage Servicing Rights” below. As of December 31, 2005 and 2004, the fair value of our mortgage securities – available-for-sale was $505.6 million and $489.2 million, respectively. During 2005 and 2004, we executed securitizations totaling $7.6 billion and $8.3 billion, respectively, in mortgage loans and retained mortgage securities with a cost basis of $332.4 million and $381.8 million, respectively. See Note 3 to the consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

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

The value of our residual mortgage securities available-for-sale represents the present value of the securities’ cash flows that we expect to receive over their lives, considering estimated prepayment speeds and credit losses of the underlying loans, discounted at an appropriate risk-adjusted market rate of return. The cash flows are realized over the life of the loan collateral as cash distributions are received from the trust that owns the collateral.

In estimating the fair value of our residual mortgage securities – available-for-sale, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. The cash flows we receive on our residual mortgage securities – available-for-sale will be based on the net of the gross coupon less servicing costs, bond costs, trustee administrative costs and mortgage insurance costs. Additionally, if the trust is a party to interest rate agreements, our cash flow will include (exclude) payments from (to) the interest rate agreement counterparty. Table 5 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the residual mortgage securities – available-for-sale.

We have experienced periods prior to 2004 when the interest expense on asset-backed bonds dramatically declined due to reductions in short-term interest rates. As a result, the spread between the coupon interest and the bond cost was unusually high and our cost basis in many of our older mortgage securities was significantly reduced due to the dramatic increase in cash flows. For example, our cost basis in NMFT Series 2000-2, 2001-1 and 2001-2 has been reduced to zero (see Table 5). When our cost basis in the residual securities reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Mortgage Portfolio Management Results of Operations.”

Table 5 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions

(dollars in thousands)

	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
December 31, 2005:
NMFT Series:
2000-1	$521	$596	$1,117	15%	36%	1.3%	15%	27%	1.0%
2000-2	—	907	907	15	37	1.0	15	28	1.0
2001-1	—	1,661	1,661	20	40	1.3	20	28	1.2
2001-2	—	3,701	3,701	20	31	0.7	25	28	1.2
2002-1	1,632	2,184	3,816	20	41	0.7	20	32	1.7
2002-2	2,415	542	2,957	20	43	1.4	25	27	1.6
2002-3	4,127	1,132	5,259	20	44	0.4	20	30	1.0
2003-1	30,815	5,941	36,756	20	39	1.3	20	28	3.3
2003-2	11,043	8,330	19,373	20	39	0.8	28	25	2.7
2003-3	18,261	6,860	25,121	20	37	0.7	20	22	3.6
2003-4	11,070	12,191	23,261	20	46	0.8	20	30	5.1
2004-1	17,065	13,142	30,207	20	56	1.3	20	33	5.9
2004-2	18,368	13,432	31,800	20	55	1.4	26	31	5.1
2004-3	36,502	17,287	53,789	19	53	1.5	19	34	4.5
2004-4	34,473	16,102	50,575	20	54	1.5	26	35	4.0
2005-1	44,387	8,481	52,868	15	53	1.8	15	37	3.6
2005-2	37,377	1,296	38,673	13	51	1.5	13	39	2.1
2005-3	46,627	—	46,627	15	47	2.0	15	41	2.0
2005-3 (C)	45,058	(2,247)	42,811	N/A	N/A	N/A	N/A	N/A	N/A
2005-4	34,366	—	34,366	15	43	2.3	15	43	2.3

Total	$394,107	$111,538	$505,645

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Includes the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- and BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.

	Cost (A)	Unrealized Gain (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
December 31, 2004:
NMFT Series:
1999-1	$7,001	$—	$7,001	17%	33%	4.8%	17%	30%	2.5%
2000-1	681	538	1,219	15	46	1.2	15	27	1.0
2000-2	—	2,290	2,290	15	34	1.0	15	28	1.0
2001-1	—	3,111	3,111	20	37	1.1	20	28	1.2
2001-2	—	8,601	8,601	25	33	0.8	25	28	1.2
2002-1	4,978	6,112	11,090	20	42	0.9	20	32	1.7
2002-2	5,048	1,642	6,690	25	40	1.4	25	27	1.6
2002-3	11,044	3,817	14,861	20	41	0.7	20	30	1.0
2003-1	32,062	5,231	37,293	20	39	1.8	20	28	3.3
2003-2	21,980	7,923	29,903	28	38	1.5	28	25	2.7
2003-3	32,775	9,239	42,014	20	37	1.6	20	22	3.6
2003-4	26,460	17,727	44,187	20	44	1.7	20	30	5.1
2004-1	42,547	7,303	49,850	20	43	3.5	20	33	5.9
2004-2	39,856	5,695	45,551	26	41	3.8	26	31	5.1
2004-3	89,442	—	89,442	19	39	3.9	19	34	4.5
2004-4	96,072	—	96,072	26	36	3.7	26	35	4.0

Total	$409,946	$79,229	$489,175

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of the impact of mortgage insurance recoveries.

The previous table demonstrates how the increase in housing prices has impacted the assumptions we use to value our individual mortgage securities available-for-sale. The increase in home prices has led to an increase in constant prepayment rate assumptions as well as a decrease in expected credit loss assumptions. The decrease in expected credit loss assumptions has more than offset the increase in constant prepayment rates and increase in short-term interest rates causing the yield on our mortgage securities to increase. Note 3 to the consolidated financial statements provides additional detail regarding the yields on our mortgage securities available-for-sale.

The following table summarizes the cost basis, unrealized gain and fair value of our mortgage securities—available-for-sale grouped by year of issue. For example, under the “Year of Issue for Mortgage Securities Retained” column, the year 2005 is a combination of NMFT Series 2005-1, NMFT Series 2005-2, NMFT Series 2005-3 and NMFT Series 2005-4.

Table 6 — Summary of Mortgage Securities – Available-for-Sale Retained by Year of Issue

(dollars in thousands)

Year of Issue for Mortgage Securities Retained	2005
	As of December 31			As of September 30			As of June 30			As of March 31
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$—	$—	$—	$—	$—	$—	$7,389	$3	$7,392	$7,150	$32	$7,182
2000	521	1,503	2,024	588	1,760	2,348	672	2,237	2,909	800	2,307	3,107
2001	—	5,362	5,362	—	6,741	6,741	—	7,169	7,169	—	9,129	9,129
2002	8,174	3,858	12,032	14,189	6,594	20,783	15,132	10,402	25,534	19,112	12,283	31,395
2003	71,189	33,322	104,511	73,168	47,050	120,218	79,419	65,301	144,720	91,112	54,209	145,321
2004	106,408	59,963	166,371	131,885	61,572	193,457	168,908	56,898	225,806	213,694	33,297	246,991
2005	207,815	7,530	215,345	198,157	244	198,401	130,379	2	130,381	87,453	—	87,453

Total	$394,107	$111,538	$505,645	$417,987	$123,961	$541,948	$401,899	$142,012	$543,911	$419,321	$111,257	$530,578

Year of Issue for Mortgage Securities Retained	2004
	As of December 31			As of September 30			As of June 30			As of March 31
	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$7,001	$—	$7,001	$6,818	$—	$6,818	$6,597	$—	$6,597	$6,353	$185	$6,538
2000	681	2,828	3,509	539	3,046	3,585	412	5,161	5,573	1,298	8,194	9,492
2001	—	11,712	11,712	—	16,064	16,064	321	20,910	21,231	233	27,579	27,812
2002	21,070	11,571	32,641	23,978	14,181	38,159	29,202	14,067	43,269	36,201	18,899	55,100
2003	113,277	40,120	153,397	142,796	28,458	171,254	184,097	8,841	192,938	226,676	16,090	242,766
2004	267,917	12,998	280,915	218,898	7,709	226,607	118,684	758	119,442	60,961	1,334	62,295

Total	$409,946	$79,229	$489,175	$393,029	$69,458	$462,487	$339,313	$49,737	$389,050	$331,722	$72,281	$404,003

Mortgage Securities – Trading. As of December 31, 2005, mortgage securities – trading consisted of the NMFT Series 2005-4 M-9, M-10, M-11 and M-12 bond class securities are retained from our securitization transactions in 2005. Note 2 and Note 4 to the consolidated financial statements provides additional detail regarding these securities. The aggregate fair market value of these securities as of December 31, 2005 was $43.7 million. Management estimates their fair value based on quoted market prices. As of December 31, 2004, this line-item consisted of an adjustable-rate mortgage-backed security with a fair market value of $143.2 million. During the first quarter of 2005, we sold this security.

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale” above, we retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of December 31, 2005, we had $57.1 million in capitalized mortgage servicing rights compared with $42.0 million as of December 31, 2004. The carrying value of the mortgage servicing rights we retained in our securitizations during 2005 and 2004 was $43.5 million and $39.3 million, respectively. Amortization of mortgage servicing rights was $28.4 million, $16.9 million and $9.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. See further discussion of amortization of mortgage servicing rights under “Loan Servicing Results of Operations.”

Derivative Instruments, net. Derivative instruments, net decreased to $12.8 million at December 31, 2005 from $18.8 million at December 31, 2004. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. As shown in Table 7, we had $278.8 million in immediately available funds as of December 31, 2005. We have borrowed approximately $1.4 billion of the $3.5 billion in mortgage securities and mortgage loans financing facilities, leaving approximately $2.1 billion available to support the mortgage lending and mortgage portfolio operations. See “Liquidity and Capital Resources” for a further discussion of liquidity risks and resources available to us.

Table 7 — Short-term Financing Resources

(dollars in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Availability
Unrestricted cash				$264,694
Mortgage securities and mortgage loans financing facilities	$3,500,000	$1,432,719	$1,418,569	14,150

Total.	$3,500,000	$1,432,719	$1,418,569	$278,844

Asset-Backed Bonds. During 1997 and 1998, we completed the securitization of loans in transactions that were structured as financing arrangements for accounting purposes. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of our asset-backed bonds we are entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in Series 97-01 and 25% for the loans in Series 97-02, Series 98-01 and Series 98-02. During the fourth quarter of 2005, we exercised this option for issues 1997-1 and 1997-2 and retired the related asset-backed bonds which had a remaining balance of $7.8 million. The mortgage loans were transferred from the held-in-portfolio classification to held-for-sale and have been or will be sold to third party investors or used as collateral in our securitization transactions. As of December 31, 2005 and December 31, 2004, we had asset-backed bonds secured by mortgage loans outstanding of $26.9 million and $53.5 million, respectively.

During 2005, we issued Net Interest Margin Certificates (“NIM”) in resecuritization transactions in the amount of $130.9 million, raising $128.9 million in net proceeds. This NIM is secured by the retained securities from NMFT Series 2005-1 and NMFT Series 2005-2 and is a form of long-term financing. The resecuritization was structured as a secured borrowing for financial reporting and income tax purposes because control over the transferred assets was not surrendered. Therefore, the mortgage securities remain on our balance sheet as assets and the asset-backed bonds are recorded as debt. As of December 31, 2005 and December 31, 2004 we had asset-backed bonds secured by mortgage securities available-for-sale outstanding of $125.6 million and $336.4 million, respectively. Note 8 to the consolidated financial statements provides additional detail regarding these transactions.

Junior Subordinated Debentures. During 2005, we issued unsecured floating rate subordinated debt to obtain low cost long-term funds. The junior subordinated debentures are redeemable, at our option, in whole or in part, anytime without penalty on or after March 15, 2010, but are mandatorily redeemable when they mature on March 15, 2035. As of December 31, 2005, our liability related to the junior subordinated debentures was $48.7 million. See Note 8 to our consolidated financial statements for additional detail regarding this transaction.

Shareholders’ Equity. The increase in our shareholders’ equity as of December 31, 2005 compared to December 31, 2004 is a result of the following increases and decreases.

Shareholders’ equity increased by:

•	$139.1 million due to net income recognized for the year ended December 31, 2005

•	$145.4 million due to issuance of common stock

•	$14.7 million due to increase in unrealized gains on mortgage securities classified as available-for-sale

•	$17.6 million due to impairment on mortgage securities – available for sale reclassified to earnings

•	$2.2 million due to compensation recognized under stock option plan

•	$0.9 million due to issuance of stock under stock compensation plans

•	$0.1 million due to forgiveness of founders’ notes receivable, and

•	$0.1 million due to net settlements on cash flow hedges reclassified to earnings.

Shareholders’ equity decreased by:

•	$171.3 million due to dividends accrued on common stock

•	$6.7 million due to dividends accrued on preferred stock

•	$4.1 million due to dividend equivalent rights (DERs) on vested stock options, and

•	$0.3 million due to tax benefit derived from stock compensation plans.

Results of Operations

During the year ended December 31, 2005, we earned net income available to common shareholders of $132.5 million, or $4.42 per diluted share, compared with net income of $109.1 million, or $4.24 per diluted share and $112.0 million, or $4.91 per diluted share, for the same periods of 2004 and 2003, respectively.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fee income and gains on sales of mortgage assets. As discussed under “Executive Overview of Performance,” net income available to common shareholders increased during 2005 as compared to 2004 due primarily to:

•	Higher average balance and higher net yield on our mortgage securities in our mortgage portfolio management segment. See “Mortgage Portfolio Management Results of Operations” for further discussion of these factors.

•	Growth in our servicing portfolio as well as increased interest income on servicing funds we hold as custodian driven by higher short-term interest rates in our loan servicing segment. See “Loan Servicing Results of Operations” for further discussion of these factors.

These increases helped offset the decline in net income available to common shareholders of our mortgage lending segment which was driven by declining profit margins within the mortgage banking industry. See “Mortgage Lending Results of Operations.”

Our net income decreased to $109.1 million in 2004 from $112.0 million in 2003 due to the decline in net yield on our mortgage securities to $27.2% in 2004 from 31.3% and declining profit margins within the mortgage lending segment.

Results of Operations by Our Primary Operating Segments

Mortgage Portfolio Management Results of Operations

The following table summarizes key performance data for the years ended December 31, 2005, 2004 and 2003 which we use to assess the results of operations of our mortgage portfolio management segment. See also Note 16 to the consolidated financial statements for condensed statements of income by segment.

Table 8 — Summary of Mortgage Portfolio Management Key Performance Data

(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Mortgage Portfolio Management:
Mortgage Portfolio loans under management (A)	$12,752,307	$11,410,147	$6,525,093
Average balance of mortgage portfolio loans under management (A)	12,052,775	8,503,493	4,432,647
Net income	163,823	111,506	98,683
Mortgage portfolio management net interest income (B)	174,666	118,350	91,214
Impairment on mortgage securities – available-for-sale	(17,619)	(15,902)	—
Other income	22,911	16,651	17,185
General and administrative expenses	14,450	7,473	6,667
Net yield on mortgage securities	32.3%	27.2%	31.3%
Mortgage portfolio management net interest yield on assets	1.45%	1.39%	2.06%

(A)	Includes the principal balance of loans in off-balance sheet securitizations as well as the principal balance of loans in the held-in-portfolio category on our balance sheet.
(B)	This metric is based on mortgage portfolio management net interest income as calculated in Table 10 below.

Net Income. Within our mortgage portfolio management segment, we earned net income of $163.8 million, $111.5 million and $98.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The main factors driving mortgage portfolio management’s net income are explained in detail in the following discussion of its results of operations.

Mortgage Portfolio Net Interest Income. Our mortgage securities primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month

LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to help provide protection to the third-party bondholders from interest rate risk. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change. As discussed under the heading “Mortgage Securities – Available-for-Sale” in the “Critical Accounting Estimates” section, we lowered the credit loss assumptions on certain of our mortgage securities – available-for-sale because of better than expected credit loss performance, driven by the substantial increases in housing prices. The lowering of these credit loss assumptions was a major factor in the increased average net yield on our securities to $32.3% for the year ended December 31, 2005 from 27.2% for the same period in 2004, as shown in Table 9.

Also contributing to the increase in overall net interest income was the sizeable increase in our mortgage securities retained. As shown in Tables 9 and 10, the average fair value of our mortgage securities increased to $531.0 million during the year ended December 31, 2005 from $425.4 million during the year ended December 31, 2004, while the average balance of mortgage loans collateralizing our securities increased to $12.0 billion for the year ended December 31, 2005 from $8.4 billion for the same period in 2004.

In our current environment of tight margins, generally, we would expect the net yield on our mortgage securities to decrease in 2006 as our older higher-yielding securities pay down and are replaced by new lower-yielding securities, assuming all other factors unchanged.

Despite the decline in net yield on our mortgage securities to 27.2% in 2004 from 31.3% in 2003, overall net interest income continued to increase during the year as the increase in the average fair value of our mortgage securities rose to $425.4 million in 2004 from $288.4 million.

Table 9 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the three years ended December 31, 2005.

Table 9 — Mortgage Securities Net Yield Analysis

(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Average fair market value of mortgage securities	$530,999	$425,400	$288,361
Average borrowings	270,109	337,282	222,653

Interest income	188,856	133,633	98,804
Interest expense	17,398	18,091	8,676

Net interest income	$171,458	$115,542	$90,128

Yields:
Interest income	35.6%	31.4%	34.3%
Interest expense	6.5	5.4	3.9

Net interest spread	29.1%	26.0%	30.4%

Net Yield	32.3%	27.2%	31.3%

Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 10 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities and mortgage loans held-in-portfolio reflects the income after interest expense, hedging, prepayment penalty income and credit expense (mortgage insurance and credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Our portfolio net interest yield on assets was 1.45% for the year ended December 31, 2005 as compared to 1.39% and 2.06% respectively, for the same period of 2004 and 2003. The increase in yield from 2004 to 2005 can be attributed to the lower than expected credit losses due to rising housing prices which resulted in the lowering of our credit loss assumptions on certain mortgage securities available-for-sale as previously discussed. In addition, net settlement expense on non-cash flow hedging derivatives was lower in 2005 compared with 2004 as short-term interest rates have increased in 2005.

We generally expect our net interest yield on portfolio assets to be in the range of 1% to 1.25% over the long term. The decrease in yield from 2004 to 2003 was the result of a significant decline in the spreads on our mortgage securities because of the increase in short-term interest rates in 2004. Table 10 shows the net interest yield on assets under management during the three years ended December 31, 2005.

Table 10 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities	Mortgage Loans Held-in- Portfolio	Total
For the Year Ended:
December 31, 2005
Interest income	$188,856	$4,311	$193,167
Interest expense:
Short-term borrowings (A)	1,770	—	1,770
Asset-backed bonds	15,628	1,630	17,258

Total interest expense	17,398	1,630	19,028

Mortgage portfolio management net interest income before other expense	171,458	2,681	174,139
Other income (expense) (B)	1,651	(1,124)	527

Mortgage portfolio management net interest income	$173,109	$1,557	$174,666

Average balance of the underlying loans	$12,006,929	$45,846	$12,052,775
Mortgage portfolio management net interest yield on assets	1.44%	3.40%	1.45%

December 31, 2004
Interest income	$133,633	$6,673	$140,306
Interest expense:
Short-term borrowings (A)	4,836	—	4,836
Asset-backed bonds	13,255	1,422	14,677
Cash flow hedging net settlements	—	1,558	1,558

Total interest expense	18,091	2,980	21,071

Mortgage portfolio management net interest income before other expense	115,542	3,693	119,235
Other income (expense) (B)	368	(1,253)	(885)

Mortgage portfolio management net interest income	$115,910	$2,440	$118,350

Average balance of the underlying loans	$8,431,708	$71,785	$8,503,493
Mortgage portfolio management net interest yield on assets	1.37%	3.40%	1.39%

December 31, 2003
Interest income	$98,804	$10,738	$109,542
Interest expense:
Short-term borrowings (A)	3,450	—	3,450
Asset-backed bonds	5,226	2,269	7,495
Cash flow hedging net settlements	—	6,488	6,488

Total interest expense	8,676	8,757	17,433

Mortgage portfolio management net interest income before other expense	90,128	1,981	92,109
Other income (expense) (B)	—	(895)	(895)

Mortgage portfolio management net interest income	$90,128	$1,086	$91,214

Average balance of the underlying loans	$4,316,599	$116,048	$4,432,647
Mortgage portfolio management net interest yield on assets	2.09%	0.94%	2.06%

(A)	Primarily includes mortgage securities repurchase agreements.
(B)	Other income (expense) includes prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities—available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the year ended December 31, 2005, we recorded an impairment loss of $17.6 million compared to $15.9 million during the same period of 2004. The impairments were primarily a result of the increase in short-term interest rates during 2005 and 2004. As can be seen by Table 11, the impairments on our residual securities in 2004 and 2005 primarily related to the residual securities which were retained during that respective year. This reflects that as we retain new residual securities during a period when short-term interest rate increases are greater than anticipated by the forward yield curve, we generally are more susceptible to impairments on our newer mortgage securities as they do not have sizable unrealized gains to help offset the decline in value. The following table summarizes the impairment on our mortgage securities—available-for-sale by mortgage security for the years ended December 31, 2005 and December 31, 2004. We did not record any impairments for the year ended December 31, 2003.

Table 11 — Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Year Ended December 31
	2005	2004
Mortgage Securities – Available-for-Sale:
NMFT Series 1999-1	$117	$87
NMFT Series 2004-1	—	6,484
NMFT Series 2004-2	—	7,384
NMFT Series 2004-2	—	1,947
NMFT Series 2004-4	1,496	—
NMFT Series 2005-1	1,426	—
NMFT Series 2005-2	7,027	—
NMFT Series 2005-3	7,553	—

Impairment on mortgage securities – available-for-sale	$17,619	$15,902

Other Income. Other income for our mortgage portfolio management segment represents intercompany fees earned by the mortgage portfolio management segment and, as such, these fees are eliminated in consolidation and therefore have no impact on consolidated earnings. These intercompany fees are detailed in Note 16 of our consolidated financial statements. Other income also includes mark-to-market gains (losses) on our trading securities as well as interest income earned from the short-term investment of corporate funds.

General and Administrative Expenses. Our mortgage portfolio management segment’s general and administrative expenses increased to $14.5 million for the year ended December 31, 2005 from $7.5 million and $6.7 million for the years ended December 31, 2004 and 2003, respectively. The significant increase from 2004 to 2005 is primarily due to the increase in provision for excise taxes, which is discussed under “Income Taxes”.

Mortgage Lending Results of Operations

The following table summarizes key performance data for the years ended December 31, 2005, 2004 and 2003, which we use to assess the results of operations of our mortgage lending segment.

Table 12 — Summary of Mortgage Lending Key Performance Data

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Mortgage Lending:
Net (loss) income	$(21,331)	$14,029	$11,877
Mortgage lending net interest income (A)	44,704	29,107	26,440
Gains on sales of mortgage assets	49,303	113,211	140,870
Gains (losses) on derivative instruments	17,907	(8,794)	(29,943)
Premiums for mortgage loan insurance	(5,331)	(3,690)	(2,194)
Other expense	(7,788)	(6,445)	(12,369)
General and administrative expenses	128,619	127,063	118,935
Nonconforming originations	9,283,138	8,424,361	5,250,978
Weighted average coupon of nonconforming originations	7.7%	7.6%	7.3%
Costs of wholesale production, as a percent of principal	2.39%	2.53%	2.40%
Nonconforming loans securitized	7,621,030	8,329,804	5,319,435
Nonconforming loans sold to third parties	1,138,098	—	151,210
Net whole loan price used in initial valuation of residual securities	102.00%	103.28%	104.21%
Mortgage lending gains on sales of loans transferred in securitizations, as a % of principal sold (B)	0.5%	1.4%	2.5%

(A)	This metric is based on mortgage lending net interest income as calculated in Table 13.
(B)	The difference between mortgage lending gains on sales of loans transferred in securitizations in this table and the consolidated gains on sales of loans transferred in securitizations as reported in Note 2 to the consolidating financials is related to intersegment eliminations. See Note 16 to the consolidated financial statements for discussion of eliminations between segments. See also Tables 14 and 15 for further details of how these metrics are calculated.

Net (Loss) Income. Our mortgage lending segment reported net (loss) income of $(21.3) million, $14.0 million and $11.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. We experienced significant profit margin compression driven by the highly competitive mortgage banking environment in 2005. The details of this margin compression are discussed under “Executive Overview of Performance.”

Even though profit margins were declining in 2004, we were able to increase our net income due to the increase in the volume of loans we securitized to $8.3 billion in 2004 from $5.3 billion in 2003. For the years ended December 31, 2004 and 2003, the weighted average net whole loan price used in the initial valuation of our retained securities was 103.28 and 104.21, respectively, and the weighted average gain on securitization as a percentage of loan principal securitized was 1.4% and 2.5%, respectively.

Loan Originations and Purchases. Our mortgage lending segment reported nonconforming loan production of $9.3 billion for the year ended December 31, 2005 as compared to $8.4 billion and $5.3 billion for the years ended December 31, 2004 and 2003, respectively. The weighted average coupon of the loans originated or purchased increased slightly to 7.7% for the year ended December 31, 2005 from 7.6% and 7.3% for the years ended December 31, 2004 and 2003, respectively. Coupons on loans we originated in 2005 increased only slightly from 2004 originations due to competitive pressures within the industry. Late in 2005, coupons on new originations did increase across the nonconforming mortgage banking industry. However, competitive pressures may not allow us to raise mortgage coupons at a rate commensurate with increases in short-term interest rates, which drive our funding costs.

Mortgage lending Net Interest Income. Mortgage lending net interest income on mortgage loans represents income on loans held-for-sale prior to being sold to a third party or in a securitization. The net interest income from loans is primarily driven by loan volume and the amount of time held-for-sale loans are held prior to being sold to a third party or in a securitization.

Table 13 — Mortgage Lending Net Interest Yield Analysis

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Interest income	$106,118	$83,757	$60,878
Interest expense:
Short-term borrowings	58,654	30,013	20,060
Cash flow hedging net settlements	180	1,514	2,871

Total interest expense (A)	58,834	31,527	22,931

Mortgage lending net interest income before other expense	47,284	52,230	37,947
Other expense (B)	2,580	23,123	11,507

Mortgage lending net interest income	$44,704	$29,107	$26,440

Average balance of the underlying loans	$1,344,569	$1,113,736	$792,991
Mortgage lending net interest yield on assets	3.32%	2.61%	3.33%

(A)	Does not include interest expense related to the junior subordinated debentures and interest expense on intercompany debt. See Note 16 to the consolidated financial statements for discussion of eliminations between segments.
(B)	Other expense includes net settlements on non-cash flow hedges and mortgage insurance expense.

Our mortgage lending net interest income before other expense decreased to $47.3 million for the year ended December 31, 2005 from $52.2 million for the year ended December 31, 2004. The decrease was a result of the significant rise in short-term rates throughout 2005, which increases our borrowing expense, while the coupons on our mortgage loans we originated and purchased modestly increased from 2004. We were able to offset some of the negative effects of these tighter margins with an increase in our average balance of the underlying loans which was driven by increased nonconforming production in 2005 compared to 2004. Again, the total amount of mortgage lending net interest income will depend on the volume of originations and timing of our sales. The net interest yield will vary depending on the movement in mortgage loan coupons and our funding costs.

Our mortgage lending net interest income before other expense increased to $52.2 million for the year ended December 31, 2004 from $37.9 million for the year ended December 31, 2003. The increase was a result of the 40% increase in the average balance of the underlying loans in 2004 as compared to 2003.

We have executed interest rate cap and interest rate swap agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a monthly or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. Our mortgage lending segment incurred expenses of $0.2 million, $1.5 million and $2.9 million related to net settlements of our interest rate agreements classified as cash flow hedges for the three years ended December 31, 2005, 2004 and 2003, respectively. Our mortgage lending segment earned (incurred) $2.8 million, $(19.4) million and $(9.3) million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included in Table 13 above. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Gains on Sales of Mortgage Assets. We execute securitization transactions in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the residual securities and certain subordinated securities. In addition, we continue to service the loan collateral. These transactions were structured as sales for accounting and income tax reporting during the three years ended December 31, 2005.

As previously discussed, we experienced significant profit margin compression driven by the highly competitive mortgage banking environment in 2005. These factors contributed to the whole loan price used in valuing our mortgage securities at the time of securitization to significantly decrease throughout 2004 and into 2005, which is directly correlated to the decrease in gains on sales of mortgage loans as a percentage of loan principal securitized.

Table 14 — Mortgage Loan Securitizations

(dollars in thousands)

	Mortgage Loans Transferred in Securitizations
					Weighted Average Assumptions Underlying Initial Value of Mortgage Securities – Available-for-Sale
For the Year Ended December 31,	Principal Amount	Mortgage Lending Net Gain As a % of Principal (A)	Consolidated Net Gain Recognized As a % of Principal	Initial Cost Basis of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2005	$7,621,030	0.5%	0.8%	$332,420	40%	15%	2.47%

2004	$8,329,804	1.4%	1.7%	$381,833	33%	22%	4.77%

2003	$5,319,435	2.5%	2.6%	$292,675	26%	22%	3.55%

(A)	The difference between mortgage lending gains on sales of loans transferred in securitizations and consolidated gains on sales of loans transferred in securitizations as reported in Note 2 to the consolidating financials is related to intersegment eliminations. See Note 16 to the consolidated financial statements for discussion of eliminations between segments.

Table 14 further illustrates the fact that housing prices have enjoyed substantial appreciation in recent years, which has resulted in prepayment rates increasing while credit losses are decreasing. Also illustrated is the fact that profit margins are down as the market discount rates we are using to initially value our mortgage securities have declined from 2004 and 2003.

In 2005, we executed sales of whole pools of loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. We generally will sell loans to third parties which do not possess the economic characteristics which meet our long-term portfolio management objectives. Table 15 provides a summary of gains on mortgage loans sold to third parties. We sold $1.1 billion in nonconforming mortgage loans to third parties during the year ended December 31, 2005, recognizing net gains of $9.9 million from these sales with a weighted average price to par of the loans sold of 102.01. There were no nonconforming mortgage loan sales during 2004. We sold $151.2 million in nonconforming mortgage loans to third parties during the year ended December 31, 2003, recognizing net gains of $3.4 million from these sales with a weighted average price to par of the loans sold of 104.10.

Table 15 provides the components of our gains on sales of mortgage assets within the mortgage lending segment. This table also helps to reconcile the gains on sales of mortgage assets of the mortgage lending segment to our consolidated gains on sales of mortgage assets.

Table 15 — Mortgage Lending Gains (Losses) on Sales of Mortgage Assets

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Gains on sales of mortgage loans transferred in securitizations	$40,267	$112,873	$132,294
Gains on sales of mortgage loans to third parties – nonconforming	9,918	—	3,404
Gains on sales of mortgage loans to third parties – conforming	145	1,435	5,904
Losses on sales of real estate owned	(1,027)	(1,097)	(732)

Mortgage lending gains on sales of mortgage assets	49,303	113,211	140,870
Plus: Mortgage portfolio management and branch operations gains (losses) on sales of mortgage assets	3,638	360	(1,911)
Plus: Intersegment eliminations related to loans securitized (A)	15,232	31,379	5,046

Consolidated gains on sales of mortgage assets	$68,173	$144,950	$144,005

(A)	See Note 16 to the consolidated financial statements for discussion of eliminations between segments.

Gains (Losses) on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, we transfer certain of these derivative instruments into our securitization trusts to provide interest rate protection to the third-party bondholders. Prior to the date when we transfer these derivatives, changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings.

The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates decrease and decrease in value as rates increase. Fair value, at the date of securitization, of the derivative instruments transferred into securitizations is included as part of the cost basis of the mortgage loans securitized. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. Any cash flows from these derivatives which are projected to flow to our residual securities we retain are included in the valuation. The gains (losses) on derivative instruments in our mortgage lending segment can be summarized for the years ended December 31, 2005, 2004 and 2003 as follows:

Table 16 — Mortgage Lending Gains (Losses) on Derivative Instruments

(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Mark-to-market adjustments on derivatives transferred in securitizations	$18,138	$3,850	$(17,009)
Other mark-to-market adjustments on derivatives during the period (A)	(1,257)	7,215	(3,621)
Net settlements	2,752	(19,433)	(9,313)
Mark-to-market adjustments on commitments to originate mortgage loans	(1,726)	(426)	—

Gains (losses) on derivative instruments	$17,907	$(8,794)	$(29,943)

(A)	Consists of market value adjustments for derivatives that will be transferred in securitizations in subsequent periods as well as market value adjustments for derivatives used to hedge our balance sheet. A majority of the derivatives held at each period end will be transferred into securitizations in the subsequent period.

Fee Income. Our mortgage lending segment experienced a decrease in fee income to $9.2 million for the year ended December 31, 2005 from $10.4 million and $26.5 million for the years ended December 31, 2004 and 2003, respectively. Fee income for this segment primarily consists of fees on retail-originated loans brokered to third parties and credit report fees. Fee income related to loans which we originate are deferred until the related loans are securitized or sold. The credit report fee we charge is generally equal to our cost of obtaining the credit report. For loans which we did not successfully originate, the cost of obtaining these credit reports is included in general and administrative expenses. For loans which we did successfully originate, the cost is deferred until the related loans are sold or securitized. The decrease in fee income from 2003 to 2004 and from 2004 to 2005 is primarily related to the decrease in retail-originated loans brokered to third parties. In 2004, our retail business began an initiative to originate only loans which economically made sense for us to retain and securitize or sell instead of broker to third parties.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $5.3 million, $3.7 million and $2.2 million in 2005, 2004 and 2003, respectively for our mortgage lending segment.

Some of the mortgage loans that serve as collateral for our mortgage securities—available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities—available-for-sale consider this risk. For the NMFT Series 2005-1, 2005-2, 2005-3 and 2005-4 securitizations, the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 44%, 68%, 70% and 60% of total principal, respectively. As of December 31, 2005, 53% of the total principal of our securitized loans had mortgage insurance coverage compared to 45% as of December 31, 2004. The amount of mortgage insurance in our 2005 securitizations increased from 2004 due to favorable market pricing in meeting our long-term portfolio management objectives.

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

Other Expense. Other expense represents intersegment fees paid to the mortgage portfolio management segment and, as such, these fees are eliminated in consolidation and therefore have no impact on consolidated earnings.

General and Administrative Expenses. Our mortgage lending segment’s general and administrative expenses increased from $127.1 million and $118.9 million for the years ended December 31, 2004 and 2003, respectively, to $128.6 million for the same period of 2005. Because of our major initiative to reduce our cost to produce nonconforming loans, we were able to keep our general and administrative expenses relatively flat from 2004 to 2005 while increasing our nonconforming originations by approximately 10%. We were able to decrease our cost to produce wholesale loans by 14 basis points in 2005 compared to 2004 as shown in Table 17 below.

The increase in general and administrative expenses from 2003 to 2004 was primarily due to the 60% increase in nonconforming originations in 2004 compared with 2003.

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

Table 17 — Wholesale Loan Costs of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2005	1.75	0.64	2.39
2004	1.79	0.74	2.53
2003	1.69	0.71	2.40

The following table is a reconciliation of our wholesale overhead costs included in our cost of wholesale loan production to general and administrative expenses of the mortgage lending and loan servicing segment as shown in Note 16 to the consolidated financial statements, presented in accordance with GAAP. The reconciliation does not address premiums paid to brokers because they are deferred at origination under GAAP and recognized when the related loans are sold or securitized. We believe this presentation of wholesale overhead costs provides useful information to investors regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 18 — Reconciliation of Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Mortgage lending general and administrative expenses (A)	$128,619	$127,063	$118,935
Direct origination costs classified as a reduction in gain-on-sale	41,548	44,641	26,351
Other lending expenses (B)	(32,999)	(42,930)	(65,402)

Wholesale overhead costs	$137,168	$128,774	$79,884

Wholesale production, principal (C)	$7,823,677	$7,185,773	$4,735,061
Wholesale overhead, as a percentage	1.75%	1.79%	1.69%

(A)	Mortgage lending general and administrative expenses are presented in Note 16 to the consolidated financial statements.
(B)	Consists of expenses related to our retail and correspondent originations as well as other non-wholesale overhead costs.
(C)	Includes loans originated through NovaStar Home Mortgage, Inc. and purchased by our wholesale division in NovaStar Mortgage, Inc. Only the costs borne by our wholesale division are included in the total cost of wholesale production.

Loan Servicing Results of Operations.

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

Our loan servicing segment reported net income (loss) of $3.4 million, $1,000 and $(1.6) million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table illustrates how our net annualized servicing income (loss) per unit increased to $57 at December 31, 2005 from $2 and $(71) at December 31, 2004 and 2003, respectively.

Table 19 — Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	2005			2004		2003
	Amount	Per Unit (B)		Amount	Per Unit (B)	Amount	Per Unit (B)
Unpaid principal at period end	$14,030,697	(A	)	$12,151,196		$7,206,113

Number of loans at period end	98,287	(A	)	87,543		54,196

Average unpaid principal during the period	$13,547,325	(A	)	$9,881,848		$5,384,383

Average number of loans during the period	96,726	(A	)	72,415		41,170

Servicing income, before amortization of mortgage servicing rights	$68,370	$707		$41,793	$577	$20,833	$506
Costs of servicing	(34,515)	(357)		(24,698)	(341)	(14,793)	(359)

Net servicing income, before amortization of mortgage servicing rights	33,855	350		17,095	236	6,040	147
Amortization of mortgage servicing rights	(28,364)	(293)		(16,934)	(234)	(8,995)	(218)

Servicing income (loss) before income tax	$5,491	$57		$161	$2	$(2,955)	$(71)

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

Servicing Income, Before Amortization of Mortgage Servicing Rights. Servicing fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced or on a negotiated price per loan serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

We receive annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. Servicing fees received from the securitization trusts were $59.8 million, $41.5 million and $21.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, we purchased $220,000 in principal amount of delinquent or foreclosed loans on securitizations in which we did not maintain control over the mortgage loans transferred. We incurred losses of $220,000 from the purchase of these delinquent or foreclosed loans during the year ended December 31, 2005. No such purchases were made in the years ended December 31, 2004 and 2003.

Also included in servicing income before amortization of mortgage servicing rights for the loan servicing segment is interest income earned on servicing funds we hold as custodian. These funds consist of principal and interest collected from borrowers on behalf of the securitization trusts, as well as, funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by us and are held in trust. We held, as custodian, $585.1 million and $471.5 million at December 31, 2005 and 2004, respectively. Other income, net for the loan servicing segment increased to $18.3 million for the year ended December 31, 2005 from $4.2 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively,. This increase from 2004 to 2005 as well as from 2003 to 2004 is a result of higher average cash balances in bank accounts where we earn income on the average collected balances. In addition, we are earning higher rates on these balances due to the increase in short-term interest rates. This income source will continue to fluctuate as our servicing portfolio changes and as short-term interest rates change.

Costs of Servicing. Our loan servicing segment’s general and administrative expenses increased to $34.5 for the year ended December 31, 2005 from $24.7 for the year ended December 31, 2004 . Our loan servicing segment’s general and administrative expenses increased to $24.7 for the year ended December 31, 2004 from $14.8 for the year ended December 31, 2003. The increase from 2004 to 2005 and from 2003 to 2004 is the direct result of the growth in our servicing portfolio.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights increased to $28.4 million for the year ended December 31, 2005 from $16.9 million and $9.0 million for the years ended December 31, 2004 and 2003, respectively. Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. Generally, as the size of our servicing portfolio increases the amortization expense will increase. Additionally, prepayment speeds continued to increase in 2005 on the underlying mortgage loans of our securitizations due to borrowers taking advantage of the equity they have built up in their homes as a result of substantial increases in housing prices in recent years. During periods of increasing loan prepayments, the amortization on our mortgage servicing rights will increase. See Table 5 for a summary of our expected prepayment rate assumptions by securitization trust.

Branch Operations Results of Operation and Discontinued Operations

Our branch operations segment reported net income (loss) from continuing operations of $(4.1) million, $(11.7) million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As the demand for conforming loans declined significantly during 2004 and into 2005, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers voluntarily terminated employment with us. We also terminated branches when loan production results were substandard. In these terminations, the branch and all operations are eliminated. The operating results for these discontinued operations have been segregated from our on-going operating results. Our loss from discontinued operations net of income taxes for the years ended December 31, 2005 and 2004 was $4.5 million and $11.3 million, respectively. On November 4, 2005, we adopted a formal plan to terminate substantially all of the remaining NHMI branches. We had 16 branches remaining at December 31, 2005 and we expect all of these branches to be terminated by June 30, 2006. Note 15 to our consolidated financial statements provides detail regarding the impact of the discontinued operations.

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

Below is a summary of the taxable net income available to common shareholders for the years ended December 31, 2005, 2004 and 2003.

Table 20 — Taxable Net Income

(dollars in thousands)

	For the Year Ended December 31,
	2005 Estimated	2004 Actual	2003 Actual
Consolidated net income	$139,124	$115,389	$111,996
Equity in net loss (income) of NFI Holding Corp	24,678	(2,517)	(27,737)
Consolidation eliminations between the REIT and TRS	2,073	2,800	7,686

REIT net income	165,875	115,672	91,945
Adjustments to net income to compute taxable income	119,528	141,148	45,906

Taxable income before preferred dividends	285,403	256,820	137,851
Preferred dividends	(6,653)	(6,265)	—

Taxable net income available to common shareholders	$278,750	$250,555	$137,851

Taxable net income per common share (A)	$8.66	$9.04	$5.64

(A)	The common shares outstanding as of the end of each period presented are used in calculating the taxable income per common share.

The primary difference between consolidated net income and taxable income is due to differences in the recognition of income on our portfolio of interest-only mortgage securities – available-for-sale. Generally, the accrual of interest on interest-only securities is accelerated for income tax purposes. This is the result of the current original issue discount rules as promulgated under Code Sections 1271 through 1275. During the second quarter of 2005, we made changes to our securitization structure. We anticipate that deals using this securitization structure should have the effect of narrowing the spread between net income available to common shareholders per our consolidated statements of income and taxable net income available to common shareholders in future periods. Table 20 incorporates the estimated changes to taxable income through December 31, 2005. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. No proposed regulations that would impact income for 2005 have been issued.

To maintain our qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI intends to declare dividends equal to 100 percent of our taxable income for 2005 by the required distribution date. Accordingly, we have not accrued any corporate income tax for NFI for the year ended December 31, 2005.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the years ended December 31, 2005 and 2004, we have accrued excise tax of $7.3 million and $2.1 million, respectively. Excise taxes are reflected as a component of general and administrative expenses on our consolidated statements of income. As of December 31, 2005 and December 31, 2004, accrued excise tax payable was $6.5 million and $1.8 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net (loss) income from continuing operations before income taxes of $(31.1) million for the year ended December 31, 2005 compared with $23.4 million and $50.6 million for the same periods of 2004 and 2003, respectively. As shown in our consolidated statements of income, this resulted in an income tax (benefit) expense of $(10.9) million, $9.5 million and $22.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the TRS reported a net loss from discontinued operations before income taxes of $7.1 million and $18.1 million for the years ended December 31, 2005 and 2004. This resulted in an income tax benefit of $2.6 million and $6.7 million for the years ended December 31, 2005 and 2004, respectively.

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

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. Notes 8, 9, and 11 of the consolidated financial statements discuss these obligations in further detail.

Since December 31, 2004, we have issued junior subordinated debentures as discussed in Note 8. The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of December 31, 2005.

Table 21 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings (A)	$1,421,790	$1,421,790	$—	$—	$—
Long-term debt (B)	159,230	124,381	30,115	4,734	—
Junior subordinated debentures (C)	167,393	4,013	8,027	8,027	147,326
Operating leases (D)	46,221	9,612	18,214	15,157	3,238
Purchase obligations (E)	33,446	33,446	—	—	—
Premiums due to counterparties related to interest rate cap agreements	3,363	1,503	1,671	189	—

Total	$1,831,443	$1,594,745	$58,027	$28,107	$150,564

(A)	This amount includes accrued interest on the obligation as of December 31, 2005.
(B)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments. This amount includes expected interest payments on the obligation. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at December 31, 2005 for each respective obligation.
(C)	The junior subordinated debentures are assumed to mature in 2035 in computing the future payments. This amount includes expected interest payments on the obligation. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at December 31, 2005 for each respective obligation.
(D)	Does not include rental income of $2.8 million to be received under a sublease contract.
(E)	The commitment to purchase mortgage loans does not necessarily represent future cash requirements as some portion of the commitment may be declined for credit or other reasons.

We entered into various lease agreements in which the lessor agreed to repay us for certain existing lease obligations. We received approximately $61,000 and $2.3 million related to these agreements in 2005 and 2004, respectively. We recorded deferred lease incentives related to these payments, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of December 31, 2005 and 2004 were $3.5 million and $3.0 million.

We also entered into various sublease agreements for office space formerly occupied by us. We received approximately $53,000, $1.2 million and $537,000 in 2005, 2004 and 2003, respectively under these agreements.

As of December 31, 2005 we had expected cash requirements for the payment of interest of $3.7 million. The future amount of these interest payments will depend on the outstanding amount of our borrowings as well as the underlying rates for our variable rate borrowings. As of December 31, 2005 we had expected cash requirements for taxes of $5.1 million. The amount of taxes to be paid in the future will depend on taxable income in future periods as well as the amount and timing of dividend payments and other factors as discussed in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

Liquidity means the need for, access to and uses of cash. Substantial cash is required to support our business operations. We strive to maintain adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements.

We believe that current cash balances, currently available financing facilities, capital raising capabilities and cash flows generated from our mortgage portfolio should adequately provide for projected funding needs and asset growth. However, if we are unable to raise capital in the future, we may not be able to grow as planned. Refer to Item 1A. “Risk Factors” for additional information regarding risks that could adversely affect our liquidity.

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

Table 22 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Year Ended December 31,			Increase/(Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Consolidated Statements of Cash Flows:
Cash (used in) provided by operating activities	$(727,181)	$(565,706)	$42,048	$(161,475)	$(607,754)
Cash flows provided by investing activities	467,017	376,215	222,137	90,802	154,078
Cash flows provided by (used in) financing activities	256,295	339,874	(225,747)	(83,579)	565,621

The following discussion provides detail and analysis of our cash uses and sources which significantly drive the amounts shown in Table 22 as well as the year over year changes in those amounts.

Primary Uses of Cash

Our primary uses of cash include the following:

•	Investments in new mortgage securities through the securitization of our mortgage loans (capital is required for the funding of the overcollateralization, securitization expenses and costs to originate the mortgage loans),

•	Origination and purchase of mortgage loans,

•	Repayments of long-term borrowings,

•	Operating expense payments, and

•	Common and preferred stock dividend payments.

Table 23 and the paragraphs that follow provide more detail regarding the liquidity needs to operate our business.

Table 23 — Primary Uses of Cash

(dollars in thousands)

	For the Year December 31,
	2005	2004	2003
Primary Uses of Cash:
Investments in new mortgage securities (A)	$375,110	$366,719	$239,576
Origination and purchases of mortgage loans	9,366,720	8,560,314	6,071,042
Repayments of long-term borrowings	371,683	254,867	120,083
Common and preferred stock dividend payments	202,413	138,611	99,256

Total primary uses of cash	$10,315,926	$9,320,511	$6,529,957

(A)	Represents the sum of the overcollateralization we funded in our securitizations during the year and our estimated cost to produce the loans securitized. See Table 24 for a computation of this estimate.

Investments in New Mortgage Securities. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. We require capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans. We generally know the exact amounts invested related to all of these components except for our costs to originate in which we must estimate. The following table illustrates how we compute the estimated capital invested in our securitizations for the years ended December 31, 2005, 2004 and 2003.

Table 24 — Summary of Estimated Capital Invested in New Mortgage Securities

(dollars in thousands)

	For the Year Ended December 31,
	2005	% of Principal Transferred	2004	% of Principal Transferred	2003	% of Principal Transferred
Estimated Capital Invested in New Mortgage Securities:
Principal balance of mortgage loans transferred	$7,621,030	100.00%	$8,329,804	100.00%	$5,319,435	100.00%
Less: Net proceeds received	7,428,063	97.47	8,173,829	98.13	5,207,525	97.90

Capital invested in subordinated securities, overcollateralization and securitization expenses	192,967	2.53	155,975	1.87	111,910	2.10
Plus: Estimated costs to originate (A)	182,143	2.39	210,744	2.53	127,666	2.40

Estimated total capital invested in new mortgage securities	$375,110	4.92%	$366,719	4.40%	$239,576	4.50%

(A)	Estimated costs to originate is based on costs to originate as reported in Table 17.

Our investments in new mortgage securities should generally increase or decrease in conjunction with our mortgage loan production. In 2005, because we began retaining certain subordinated primary bonds, the amount of capital needed for our securitizations increased. We will continue to retain certain subordinated primary bonds when we feel they provide attractive risk-adjusted returns.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Initial capital invested in our mortgage loans includes premiums paid to the broker plus any haircut required upon financing, which is generally determined by the value and type of the mortgage loan being financed. A haircut is the difference between the principal balance of a mortgage loan and the amount we can borrower from a lender when using that loan to secure the debt. As values of mortgage loans have decreased in 2004 and 2005, we have invested more capital in our mortgage loans due to higher haircuts. The lender haircuts have generally been between zero and two percent of the principal balance of our mortgage loans. Margin compression within the mortgage banking industry has also resulted in a decline in the premiums we paid to brokers for our mortgage loans to 1.1% in 2005 from 1.3% in 2004. We paid 1.2% in premiums to brokers in 2003.

Repayments of Long-Term Borrowings. Long-term borrowing repayments will fluctuate with the timing of new issuances of long-term debt and their respective maturities. See “Proceeds From Issuances of Long-Term Debt.”

Common and Preferred Stock Dividend Payments. To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our common shareholders in the form of dividend payments. Historically, we have generally declared dividends equal to 100% of our REIT taxable income and we currently expect to declare dividends equal to 100% of our 2005 REIT taxable income. The amount and timing of future dividends are determined by our Board of Directors based on REIT tax requirements as well as our financial condition and business trends at the time of declaration.

See discussion of preferred stock issuances under “Proceeds From Issuances of Common and Preferred Stock.”

We declared common stock dividends per share of $5.60, $6.75 and $5.04 for the years ended December 31, 2005, 2004 and 2003, respectively. Preferred stock dividends declared per share were $2.23 and $2.11 for the years ended December 31, 2005 and 2004, respectively.

Primary Sources of Cash

Our primary sources of cash are as follows:

•	Warehouse lending arrangements (short-term borrowings),

•	Cash received from our mortgage securities portfolio,

•	Net proceeds from the sale and securitization of mortgage assets,

•	Net proceeds from issuances of long-term debt, and

•	Net proceeds from issuances of preferred and common equity.

Table 25 and the paragraphs that follow provide more detail regarding the liquidity sources available to us to meet our operational cash needs.

Table 25 — Primary Sources of Cash

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Primary Sources of Cash:
Change in short-term borrowings, net	$513,041	$32,992	$(153,000)
Cash received from our mortgage securities portfolio (A)	471,314	378,802	200,024
Net proceeds from securitizations of mortgage loans	7,428,063	8,173,829	5,207,525
Net proceeds from sales of mortgage loans to third parties	1,176,518	64,476	966,537
Net proceeds from issuances of long-term debt	177,349	506,745	52,271
Net proceeds from issuances of preferred and common stock	142,114	193,615	94,321

Total primary sources of cash	$9,908,399	$9,350,459	$6,367,678

(A)	Includes proceeds from paydowns on available-for-sale securities as reported in the investing activities section of our consolidated statements of cash flows plus the cash received on our mortgage securities available-for-sale with zero basis as reported in Note 18 to the consolidated financial statements.

Warehouse Lending Arrangements (Change in Short-Term Borrowings, net). Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements, support our mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 95% and 100% of the outstanding principal of the loans that secure the debt. Funding for the difference, or “haircut”, must come from cash on hand. Of the $3.5 billion in mortgage securities and mortgage loans repurchase facilities, we have approximately $2.1 billion available to support our mortgage lending and mortgage portfolio operations at December 31, 2005, as shown in Table 7. The changes in short-term borrowings will generally correlate with the changes in our mortgage loans—held-for-sale as shown in Tables 23 and 24.

Loans financed with warehouse repurchase credit facilities are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates, borrower demand, and end investor desire and capacity. Market values of our loans have declined over the past year, but have remained in excess of par. However, there is no certainty that the prices will remain in excess of par. To the extent the value of the loans declines below the required market value margin set forth in the lending agreements, we would be required to repay portions of the amounts we have borrowed. The value of our loans held-for-sale, excluding the loans under removal of accounts provision, as of December 31, 2005 would need to decline by approximately 21% before we would use all immediately available funds to satisfy the margin calls, assuming no other constraints on our immediately available funds.

All of our warehouse repurchase credit facilities include numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we breach any covenant contained in any warehouse repurchase credit facility, the lenders under all existing warehouse repurchase credit facilities could demand immediate repayment of all outstanding amounts because all of our warehouse repurchase credit facilities contain cross-default provisions. While management believes we are in compliance with all applicable material covenants, any future breach or non-compliance could have a material adverse effect on our financial condition.

Cash Received From Our Mortgage Securities Portfolio. Our principal driver of cash flows from investing activities are the proceeds we receive on our mortgage securities—available-for-sale. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

•	The coupons on the underlying collateral of our mortgage securities have increased modestly while the interest rates paid on the bonds issued by the securitization trusts have dramatically risen over the last couple of years.

•	The lower spreads have been offset by lower credit losses due to the substantial rise in housing prices of the underlying collateral in recent years.

•	We have higher average balances of our mortgage securities retained over the last three years.

Net Proceeds From Securitizations of Mortgage Loans. We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations are sold to large, institutional investors and U.S. government-sponsored enterprises. The capital markets also provide us with capital to operate our business. The trend has been favorable in the capital markets for the types of securitization transactions we execute. Investor appetite for the bonds created by securitizations has been strong. Additionally, commercial and investment banks have provided significant liquidity to finance our mortgage lending operations through warehouse repurchase facilities. While management cannot predict the future liquidity environment, we are unaware of any material trend that would disrupt continued liquidity support in the capital markets for our business.

Net Proceeds From Sales of Mortgage Loans to Third Parties. We also depend on third party investors to provide liquidity for our mortgage loans. We generally will sell loans to third party investors which do not possess the economic characteristics which meet our long-term portfolio management objectives. The increase in proceeds from sales of mortgage loans to third parties is a result of the environment of tighter margins in the mortgage banking industry. These tighter margins prompted us to not add an increasing number of loans to our securitized portfolio due to unattractive returns.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale as well as private debt offerings provide long-term sources of liquidity.

In 2005, 2004 and 2003, we issued asset-backed bonds (NIMs) secured by our mortgage securities – available-for-sale as a means for long-term financing for these assets, which raised $128.9 million, $506.7 million and $52.3 million, respectively, in net proceeds. Even though we do have repurchase agreements in place which give us the ability to borrow against our mortgage securities in the short-term, our ability to leverage our mortgage securities through a NIMs transaction provides significant liquidity and long-term financing for the securities. While management cannot predict the future liquidity environment, we are unaware of any material trend that would disrupt continued liquidity support in the NIMs market for our business. We will generally continue to leverage our mortgage securities in the future, yet, we are also focusing on more efficient ways to execute this leverage which could lead to new strategies.

Additionally, we received net proceeds of $48.4 million from the issuance of unsecured floating rate junior subordinated debentures during the year ended December 31, 2005. We will continue to take advantage of this market when we feel we can issue debt at more attractive costs than issuing capital.

Factors management considers important in determining whether to finance our operations via warehouse and repurchase facilities, resecuritization or other asset-backed bond issuances or equity or debt offerings are as follows:

•	The financing costs involved.

•	Does the financing arrangement have a dilutive effect to our common shareholders?

•	The market price of our common stock.

•	Subordination rights of lenders and shareholders.

•	Collateral and other covenant requirements.

Net Proceeds From Issuances of Common and Preferred Stock. If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter. Since inception, we have raised $420 million in net proceeds through private and public equity offerings.

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

In 2005, we completed a public offering of 1,725,000 shares of common stock raising $57.8 million in net proceeds. Additionally, we sold 2,609,320 shares of common stock under our DRIP raising $83.6 million in net proceeds and 148,797 shares of common stock under the stock-based compensation plan raising $0.7 million.

In 2004, we completed a public offering of 1,725,000 shares of common stock raising $70.1 million in net proceeds. Additionally, we sold 1,104,488 shares of common stock under our DRIP raising $49.4 million in net proceeds and 433,181 shares of common stock under the stock-based compensation plan raising $2.0 million. We also sold 2,990,000 shares of redeemable preferred stock raising $72.1 million in net proceeds.

In 2003, we completed public offerings of 2,610,500 shares of common stock raising $76.9 million in net proceeds. Additionally, we sold 578,120 shares of common stock under our DRIP raising $15.8 million in net proceeds and 298,875 shares of common stock under the stock-based compensation plan raising $1.6 million.

Other Liquidity Factors

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low on a net basis, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of December 31, 2005, we have approximately $4.4 million on deposit. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Historically, repurchases of loans where a defect has occurred have been insignificant, as such, there is minimal liquidity risk. For additional detail, refer to “Off Balance Sheet Arrangements”.

Table 21 details our major contractual obligations due over the next 12 months and beyond. Management believes cash and cash equivalents on hand combined with other available liquidity sources: 1) proceeds from mortgage loan sales and securitizations, 2) cash received on our mortgage securities available-for-sale, 3) draw downs on mortgage loan and securities repurchase agreements, 4) proceeds from private and public debt and equity offerings and 5) proceeds from resecuritizations will be adequate to meet our liquidity needs for the next twelve months. In addition, we do not believe our long-term growth plans will be constrained due to a lack of available liquidity resources. However, we can provide no assurance, that, if needed, the liquidity resources we utilize will be on terms we consider favorable. Factors that can affect our liquidity are discussed in the “Risk Factors” section of this document.

Additional cash activity during the years ended December 31, 2005, 2004 and 2003 is presented in the consolidated statement of cash flows.

Off Balance Sheet Arrangements

As discussed previously, we pool the loans we originate and purchase and typically securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. Our ability to use the securitization capital market is critical to the operations of our business.

External factors that are reasonably likely to affect our ability to continue to use this arrangement would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent us from being able to sell the securities at a favorable price, or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, a terrorist attack, outbreak of war or other significant event risk, and market specific events such as a default of a comparable type of securitization. If we were unable to access the securitization market, we may still be able to finance our mortgage operations by selling our loans to investors in the whole loan market. We were able to do this following the liquidity crisis in 1998.

Specific items that may affect our ability to use the securitizations to finance our loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by our collateral. Our financial performance and condition has little impact on our ability to securitize, as evidenced by our ability to securitize in 1998, 1999 and 2000 when our financial trend was weak. There, however, are no assurances that we will be able to securitize loans in the future when we have poor loan performance. Table 14 summarizes our off balance sheet securitizations for the there years ended December 31, 2005.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of December 31, 2005, we had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. As of December 31, 2004, we had outstanding commitments to originate loans of $370.6 million. We had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons. See the “Mortgage Lending Results of Operation” section for further information on our originations and purchases of mortgage loans.

In the ordinary course of business, we sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2005, we sold $1.1 billion of loans with recourse for borrower defaults compared to none in 2004. We maintained a $2.3 million reserve related to these guarantees as of December 31, 2005 compared with a reserve of $45,000 as of December 31, 2004. During 2005 we paid $2.3 million in cash to repurchase loans sold to third parties. In 2004, we paid $0.5 million in cash to repurchase loans sold to third parties in prior periods. See Table 12 for further information on the volume of loan sales.

In the ordinary course of business, we sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of December 31, 2005 and December 31, 2004, we had loans sold with recourse with an outstanding principal balance of $12.7 billion and $11.4 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant, therefore, we have not recorded any reserves related to these guarantees. See Note 2 and Note 3 to our consolidating financial statements for further information on our loan securitizations.

Our branches broker loans to third parties in the ordinary course of business where the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2005, our branches brokered $1.4 billion of loans with recourse for borrower defaults compared to $4.8 billion in 2004. We maintained a $476,000 reserve related to these guarantees as of December 31, 2005 compared with a reserve of $116,000 as of December 31, 2004.

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities no longer have the option to use the intrinsic value method of APB 25 that was provided in SFAS No. 123 as originally issued, which generally resulted in the recognition of no compensation cost. Under SFAS No. 123(R), the cost of employee services received in exchange for an equity award must be based on the grant-date fair value of the award. The cost of the awards under SFAS No. 123(R) will be recognized over the period an employee provides service, typically the vesting period. No compensation cost is recognized for equity instruments in which the requisite service is not provided. This Statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. As discussed in Note 1 to our consolidated financial statements, we implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on our consolidated financial statements.

In March 2005, SEC Staff Accounting Bulletin (“SAB”) No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The adoption of this release is not anticipated to have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting and reporting of a change in accounting principle, reporting entity, accounting estimate and correction of an error. SFAS No. 154 applies to (a) financial statements of business enterprises and not-for-profit organizations and (b) historical summaries of information based on primary financial statements that include an accounting period in which an accounting change or error correction is reflected and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The adoption of this Statement is not anticipated to have a significant impact on our consolidated financial statements.

In November 2005, FASB Staff Position (“FSP”) SFAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140, was issued. This FSP addresses whether a QSPE would fail to meet the conditions of a QSPE under the current requirements of Statement 140 if either (a) unexpected events outside the control of the transferor or (b) a transferor’s temporary holdings of beneficial interests previously issued by a QSPE and sold to outside parties, cause the notional amount of passive derivatives held by an QSPE to exceed the amount of beneficial interests held by outside parties. This FSP clarifies that the requirements of paragraphs 40(b) and 40(c) must be met only at the date a QSPE issues beneficial interests or when a passive derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. This FSP is effective as of November 9, 2005. The guidance regarding unexpected events should be applied prospectively. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

During November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which outlines a three-step model that should be applied each reporting period to identify investment impairments. In periods after an impairment loss on a debt security is recognized, the investor should account for the security as if it had been purchased on the impairment measurement date. The discount (or reduced premium), based on the new cost basis, should be amortized over the remaining life of the security. This FSP carries forward the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, but nullifies certain other requirements of this EITF. This FSP also clarifies that investments within the scope of EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, must be included in the required tabular disclosures. The guidance in this FSP should be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted. The adoption of this FSP is not anticipated to have a significant impact on our consolidated financial statements.

During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We are still evaluating the impact the adoption of this statement will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See discussion under “Interest Rate/Market Risk” in “Item 1. Business”.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$264,694	$268,563
Mortgage loans – held-for-sale	1,291,556	747,594
Mortgage loans – held-in-portfolio	28,840	59,527
Mortgage securities – available-for-sale	505,645	489,175
Mortgage securities – trading	43,738	143,153
Mortgage servicing rights	57,122	42,010
Servicing related advances	26,873	20,190
Derivative instruments, net	12,765	18,841
Property and equipment, net	13,132	15,476
Deferred income tax asset, net	30,780	11,190
Warehouse notes receivable	25,390	5,921
Other assets	35,199	39,671

Total assets	$2,335,734	$1,861,311

Liabilities and Shareholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,238,122	$720,791
Short-term borrowings secured by mortgage securities	180,447	184,737
Asset-backed bonds secured by mortgage loans	26,949	53,453
Asset-backed bonds secured by mortgage securities	125,630	336,441
Junior subordinated debentures	48,664	—
Dividends payable	45,070	73,431
Due to securitization trusts	44,382	20,930
Accounts payable and other liabilities	62,250	45,184

Total liabilities	1,771,514	1,434,967
Commitments and contingencies (Note 9)

Shareholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Common stock, 32,193,101 and 27,709,984 shares, issued and outstanding, respectively	322	277
Additional paid-in capital	581,580	433,107
Accumulated deficit	(128,554)	(85,354)
Accumulated other comprehensive income	111,538	79,120
Other	(696)	(836)

Total shareholders’ equity	564,220	426,344

Total liabilities and shareholders’ equity	$2,335,734	$1,861,311

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
Interest income:
Mortgage securities	$188,856	$133,633	$98,804
Mortgage loans held-for-sale	106,605	83,718	60,878
Mortgage loans held-in-portfolio	4,311	6,673	10,738

Total interest income	299,772	224,024	170,420
Interest expense:
Short-term borrowings secured by mortgage loans	58,580	30,005	20,060
Short-term borrowings secured by mortgage securities	1,770	4,836	3,450
Asset-backed bonds secured by mortgage loans	1,630	1,422	2,269
Asset-backed bonds secured by mortgage securities	15,628	13,255	5,226
Net settlements of derivative instruments used in cash flow hedges	180	3,072	9,359
Junior subordinated debentures	3,055	—	—

Total interest expense	80,843	52,590	40,364

Net interest income before credit (losses) recoveries	218,929	171,434	130,056
Provision for credit (losses) recoveries	(1,038)	(726)	389

Net interest income	217,891	170,708	130,445
Gains on sales of mortgage assets	68,173	144,950	144,005
Gains (losses) on derivative instruments	18,155	(8,905)	(30,837)
Impairment on mortgage securities – available-for-sale	(17,619)	(15,902)	—
Fee income	46,286	50,752	68,873
Premiums for mortgage loan insurance	(5,672)	(4,218)	(3,102)
Other income, net	20,880	6,609	412
General and administrative expenses:
Compensation and benefits	116,699	105,715	89,954
Office administration	32,079	31,641	22,945
Professional and outside services	19,628	19,573	7,482
Loan Expense	13,897	15,488	19,433
Marketing	10,907	16,603	23,109
Other	22,187	18,710	12,017

Total general and administrative expenses	215,397	207,730	174,940

Income from continuing operations before income tax (benefit) expense	132,697	136,264	134,856
Income tax (benefit) expense	(10,900)	9,526	22,860

Income from continuing operations	143,597	126,738	111,996
Loss from discontinued operations, net of income tax	(4,473)	(11,349)	—

Net income	139,124	115,389	111,996
Dividends on preferred shares	(6,653)	(6,265)	—

Net income available to common shareholders	$132,471	$109,124	$111,996

Basic earnings per share:
Income from continuing operations available to common shareholders	$4.61	$4.76	$5.04
Loss from discontinued operations, net of income tax	(0.15)	(0.45)	—

Net income available to common shareholders	$4.46	$4.31	$5.04

Diluted earnings per share:
Income from continuing operations available to common shareholders	$4.57	$4.68	$4.91
Loss from discontinued operations, net of income tax	(0.15)	(0.44)	—

Net income available to common shareholders	$4.42	$4.24	$4.91

Weighted average basic shares outstanding	29,669	25,290	22,220

Weighted average diluted shares outstanding	29,993	25,763	22,821

Dividends declared per common share	$5.60	$6.75	$5.04

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2003	$—	$210	$133,253	$(12,026)	$62,935	$(1,115)	$183,257
Forgiveness of founders’ notes receivable	—	—	—	—	—	139	139
Issuance of common stock, 3,188,620 shares	—	32	93,889	—	—	—	93,921
Exercise of stock options, 298,875 shares	—	3	1,644	—	—	—	1,647
Compensation recognized under stock option plan	—	—	1,310	—	—	—	1,310
Dividend equivalent rights (DERs) on vested stock options	—	—	1,198	(1,198)	—	—	—
Dividends on common stock ($5.04 per share)	—	—	—	(114,294)	—	—	(114,294)
Increase in common stock held in rabbi trusts	—	—	—	—	—	(3,145)	(3,145)
Increase in deferred compensation obligation	—	—	—	—	—	3,145	3,145

Comprehensive income:
Net income				111,996	—		111,996
Other comprehensive income				—	22,248		22,248

Total comprehensive income							134,244

Balance, December 31, 2003	$—	$245	$231,294	$(15,522)	$85,183	$(976)	$300,224

Forgiveness of founders’ notes receivable	—	—	—	—	—	140	140
Issuance of common stock, 2,829,488 shares	—	28	121,306	—	—	—	121,334
Issuance of preferred stock, 2,990,000 shares	30	—	72,089	—	—	—	72,119
Issuance of stock under stock compensation plans, 433,181 shares	—	4	3,811	—	—	—	3,815
Compensation recognized under stock compensation plans	—	—	1,810	—	—	—	1,810
Dividend equivalent rights (DERs) on vested stock options	—	—	1,900	(1,900)	—	—	—
Dividends on common stock ($6.75 per share)	—	—	—	(177,056)	—	—	(177,056)
Dividends on preferred stock ($2.11 per share)	—	—	—	(6,265)	—	—	(6,265)
Tax benefit derived from stock compensation plans	—	—	897	—	—	—	897
Increase in common stock held in rabbi trusts	—	—	—	—	—	(2,290)	(2,290)
Increase in deferred compensation obligation	—	—	—	—	—	2,290	2,290

Comprehensive income:
Net income				115,389	—		115,389
Other comprehensive loss				—	(6,063)		(6,063)

Total comprehensive income							109,326

Balance, December 31, 2004	$30	$277	$433,107	$(85,354)	$79,120	$(836)	$426,344

Continued

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, December 31, 2004	$30	$277	$433,107	$(85,354)	$79,120	$(836)	$426,344

Forgiveness of founders’ notes receivable	—	—	—	—	—	140	140
Issuance of common stock, 4,334,320 shares	—	43	145,313	—	—	—	145,356
Issuance of stock under stock compensation plans, 148,797 shares	—	2	921	—	—	—	923
Compensation recognized under stock compensation plans	—	—	2,226	—	—	—	2,226
Dividend equivalent rights (DERs) on vested stock options	—	—	304	(4,369)	—	—	(4,065)
Dividends on common stock ($5.60 per share)	—	—	—	(171,302)	—	—	(171,302)
Dividends on preferred stock ($2.23 per share)	—	—	—	(6,653)	—	—	(6,653)
Tax benefit derived from stock compensation plans	—	—	(291)	—	—	—	(291)
Decrease in common stock held in rabbi trusts	—	—	—	—	—	33	33
Decrease in deferred compensation obligation	—	—	—	—	—	(33)	(33)

Comprehensive income:
Net income				139,124	—		139,124
Other comprehensive income				—	32,418		32,418

Total comprehensive income							171,542

Balance, December 31, 2005	$30	$322	$581,580	$(128,554)	$111,538	$(696)	$564,220

							Concluded

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Income from continuing operations	$143,597	$126,738	$111,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of mortgage servicing rights	28,364	16,934	8,995
Impairment on mortgage securities – available-for-sale	17,619	15,902	—
(Gains) losses on derivative instruments	(18,155)	8,905	30,837
Depreciation expense	7,433	6,090	3,872
Losses on disposals of property and equipment	226	—	—
Amortization of deferred debt issuance costs	5,683	5,036	1,100
Compensation recognized under stock compensation plans	2,226	1,810	1,310
Provision for credit losses (recoveries)	1,038	726	(389)
Amortization of premiums on mortgage loans	376	699	1,120
Forgiveness of founders’ promissory notes	140	140	139
Provision for deferred income taxes	(19,659)	(1,322)	(5,848)
Accretion of available-for-sale and trading securities	(172,019)	(100,666)	(78,097)
Gains on sales of mortgage assets	(68,173)	(144,950)	(144,005)
Gains on trading securities	(549)	—	—
Originations and purchases of mortgage loans held-for-sale	(9,366,720)	(8,560,314)	(6,071,042)
Proceeds from repayments of mortgage loans held-for-sale	9,908	27,979	18,474
Repurchase of mortgage loans from securitization trusts	(6,784)	—	—
Proceeds from sale of mortgage loans held-for-sale to third parties	1,176,518	64,476	966,537
Proceeds from sale of mortgage loans held-for-sale in securitizations	7,428,063	8,173,829	5,207,525
Purchase of mortgage securities - trading	—	(143,153)	—
Proceeds from sale of mortgage securities - trading	143,153	—	—
Changes in:
Servicing related advances	(6,752)	(707)	(6,247)
Derivative instruments, net	2,509	13,553	(9,577)
Other assets	(44,958)	(40,895)	(25,074)
Accounts payable and other liabilities	15,448	(26,778)	30,422

Net cash (used in) provided by operating activities from continuing operations	(721,468)	(555,968)	42,048
Net cash used in operating activities from discontinued operations	(5,713)	(9,738)	—

Net cash (used in) provided by operating activities	(727,181)	(565,706)	42,048
Cash flows from investing activities:
Proceeds from paydowns on available-for-sale securities	453,750	346,558	179,317
Proceeds from repayments of mortgage loans held-in-portfolio	16,673	31,781	49,101
Proceeds from sales of assets acquired through foreclosure	1,909	4,905	6,719
Purchases of property and equipment	(5,315)	(7,029)	(13,000)

Net cash provided by investing activities	467,017	376,215	222,137
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	128,921	506,745	52,271
Payments on asset-backed bonds	(363,861)	(254,867)	(120,083)
Payments on asset-backed bonds due to exercise of redemption provisions	(7,822)	—	—
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	142,114	193,615	94,321
Net change in short-term borrowings	513,041	32,992	(153,000)
Proceeds from the issuance of junior subordinated debentures	48,428	—	—
DERs paid on vested stock options	(2,113)	—	—
Dividends paid on preferred stock	(6,653)	(6,265)	—
Dividends paid on common stock	(195,760)	(132,346)	(99,256)

Net cash provided by (used in) financing activities	256,295	339,874	(225,747)

Net (decrease) increase in cash and cash equivalents	(3,869)	150,383	38,438
Cash and cash equivalents, beginning of year	268,563	118,180	79,742

Cash and cash equivalents, end of year	$264,694	$268,563	$118,180

See notes to consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting and Reporting Policies

Description of Operations NovaStar Financial, Inc. and subsidiaries (the “Company”) operates as a specialty finance company that originates, purchases, invests in and services residential nonconforming loans. The Company offers a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. The Company retains significant interests in the nonconforming loans originated and purchased through their mortgage securities investment portfolio. Historically, the Company has serviced all of the loans in which they retain interests through their servicing platform.

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

Cash and Cash Equivalents The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, 96% and 89% of the Company’s cash and cash equivalents were with one institution. Uninsured balances with this institution aggregated $253.0 million and $238.8 million at December 31, 2005 and 2004, respectively.

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

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. For all mortgage loans which do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes ninety days delinquent. For mortgage loans, which do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible. Interest collected on non-accrual loans is recognized as income upon receipt.

The mortgage loan portfolio is collectively evaluated for impairment as the loans are smaller-balance and are homogeneous in nature. For mortgage loans held-in-portfolio, the Company maintains an allowance for credit losses inherent in the portfolio at the balance sheet date. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, historical credit losses, whether the Company purchased mortgage insurance and other factors deemed to warrant consideration. The Company uses contractual terms in determining past due or delinquency status of loans.

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

Mortgage Securities – Available-for-Sale Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual interests (the “residual securities”) and subordinated primary securities (the “subordinated securities”). The residual securities include interest-only mortgage securities, prepayment penalty bonds and overcollateralization bonds. The subordinated securities represent investment-grade rated bonds which are senior to the residual interests but subordinated to the bonds sold to third party investors. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method was used in computing realized gains or losses.

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

The subordinated securities retained by the Company in its securitization transactions have a stated principal amount and interest rate and have been retained at a market discount from the stated principal amount. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. Because the subordinated securities are rated lower than AA, they are considered low credit quality and the Company accounts for the securities based on the effective yield method.

As previously described, mortgage securities available-for-sale represent retained beneficial interests in certain components of the cash flows of the underlying mortgage loans to securitization trusts. As payments are received on both the residual and subordinated securities, the payments are applied to the cost basis of the related mortgage securities. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using proprietary models the Company has developed. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

Management believes the best estimate of the initial value of the residual securities it retains in a whole loan securitization is derived from the market value of the pooled loans. The initial value of the loans is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans cannot generally be rejected. As a result, management adjusts the market price for loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

At each reporting period subsequent to the initial valuation of the retained residual securities, the fair value is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

The Company estimates initial and subsequent fair value for the subordinated securities based on quoted market prices.

Mortgage Securities - Trading Mortgage securities – trading consist of mortgage securities purchased by the Company as well as retained by the Company in its securitization transactions with the principal intent to sell in the near term. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses.

As described under Mortgage Securities – Available-for-Sale, the Company retains subordinated securities in its securitization transactions which have a stated principal amount and interest rate and have been retained at a market discount from the stated principal amount. The Company has designated certain subordinated securities as trading due to the Company’s intent to sell in the near term. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. Because the subordinated securities are rated lower than AA, they are considered low credit quality and the Company accounts for the securities based on the effective yield method. Fair value is estimated using quoted market prices.

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

Servicing Related Advances The Company advances funds on behalf of borrowers for taxes, insurance and other customer service functions. These advances are routinely assessed for collectability and any uncollectible advances are appropriately charged to earnings.

Derivative Instruments, net The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on the Company’s liabilities typically adjust more frequently than interest rates on the Company’s assets. Derivative instruments are recorded at their fair value with hedge ineffectiveness recognized in earnings. For derivative instruments that qualify for hedge accounting, any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the Company’s consolidated income statement. For those derivative instruments that do not qualify for hedge accounting, changes in the fair value of the instruments are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the Company’s consolidated income statement. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included in derivative instruments, net on the Company’s balance sheet.

Property and Equipment, net Leasehold improvements, furniture and fixtures and office and computer equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are as follows:

Leasehold improvements	5 years	(A)
Furniture and fixtures	5 years
Office and computer equipment	3 years

(A)	Lesser of 5 years or remaining lease term.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred.

Warehouse Notes Receivable Warehouse notes receivable represent outstanding warehouse lines of credit the Company provides to approved borrowers. The lines of credit are used by the borrowers to originate mortgage loans. The notes receivable are collateralized by the mortgage loans originated by the Company’s borrowers and are recorded at amortized cost. The Company recognizes interest income in accordance with the terms of agreement with the borrower. The accrual of interest is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business.

Due to Securitization Trusts Due to trusts represents the fair value of the mortgage loans the Company has the right to repurchase from the securitization trusts. The servicing agreements the Company executes for loans it has securitized include a removal of accounts provision which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. Upon exercise of the call options, the related obligation to the trusts is removed from the Company’s balance sheet.

Premiums for Mortgage Loan Insurance The Company uses lender paid mortgage insurance to mitigate the risk of loss on loans that are originated. For those loans held-in-portfolio, the premiums for mortgage insurance are expensed by the Company as the costs of the premiums are incurred. For those loans sold in securitization transactions accounted for as a sale, the independent trust assumes the obligation to pay the premiums and obtains the right to receive insurance proceeds.

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

Management believes the best estimate of the initial value of the residual securities it retains in a whole loan securitization is derived from the market value of the pooled loans. The initial value of the loans is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans cannot generally be rejected. As a result, management adjusts the market price for loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

An implied yield (discount rate) is derived by taking the projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates and then solving for the discount rate required to present value the cash flows back to the initial value derived above. The Company then ascertains the resulting discount rate is commensurate with current market conditions. Additionally, the initial discount rate serves as the initial accretable yield used to recognize income on the securities.

For purposes of valuing the Company’s residual securities, it is important to know that in recent securitization transactions they not only have transferred loans to the trust, but they have also transferred interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction the Company enters into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

In valuing the Company’s residual securities, it is also important to understand what portion of the underlying mortgage loan collateral is covered by mortgage insurance. At the time of a securitization transaction, the trust legally assumes the responsibility to pay the mortgage insurance premiums associated with the loans transferred and the rights to receive claims for credit losses. Therefore, the Company has no obligation to pay these insurance premiums. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. This information is significant for valuation as the mortgage insurance significantly reduces the credit losses born by the owner of the loan. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions the Company uses to value its residual securities consider this risk.

The following is a description of the methods used by the Company to transfer assets, including the related accounting treatment under each method:

•	Whole Loan Sales Whole loan sales represent loans sold to third parties with servicing released. Gains and losses on whole loan sales are recognized in the period the sale occurs and the Company has determined that the criteria for sales treatment has been achieved as it has surrendered control over the assets transferred. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan prepays in its entirety in the first year. The Company records the fair value of recourse obligations upon the sale of the mortgage loans. See Note 9.

•	Loans and Securities Sold Under Agreements to Repurchase (Repurchase Agreements) Repurchase agreements represent legal sales of loans or mortgage securities and an agreement to repurchase the loans or mortgage securities at a later date. Repurchase agreements are accounted for as secured borrowings because the Company has not surrendered control of the transferred assets as it is both entitled and obligated to repurchase the transferred assets prior to their maturity.

•	Securitization Transactions The Company regularly securitizes mortgage loans by transferring mortgage loans to independent trusts which issue securities to investors. The securities are collateralized by the mortgage loans transferred into the independent trusts. The Company retains interests in some of the securities issued by the trust. Certain of the securitization agreements require the Company to repurchase loans that are found to have legal deficiencies subsequent to the date of transfer. The Company is also required to buy back any loan for which the borrower converts from an adjustable rate to a fixed rate. The fair values of these recourse obligations are recorded upon the transfers of the mortgage loans and on an ongoing basis. The Company also has the right, but not the obligation, to acquire loans when they are 90 to 119 days delinquent and at the time a property is liquidated. As discussed above, the accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The Company records an asset and a liability on the balance sheet for the aggregate fair value of delinquent loans that it has a right to call as of the balance sheet date when the securitization is accounted for as a sale.

•	Resecuritization Transactions The Company also engages in resecuritization transactions. A resecuritization is the transfer or sale of mortgage securities that the Company has retained in previous securitization transactions to an independent trust. Similar to a securitization, the trust issues securities that are collateralized by the mortgage securities transferred to the trust. Resecuritization transactions are accounted for as either a sale or a secured borrowing based on whether or not the Company has retained or surrendered control over the transferred assets. In the resecuritization transaction, the Company may retain an interest in a security that represents the right to receive the cash flows on the underlying mortgage security collateral after the senior bonds, issued to third parties, have been repaid in full.

Fee Income The Company receives fee income from several sources. The following describes significant fee income sources and the related accounting treatment:

•	Broker Fees Broker fees are paid by other lenders for placing loans with third-party investors (lenders) and are based on negotiated rates with each lender to whom the Company brokers loans. Revenue is recognized upon loan origination and delivery.

•	Loan Origination Fees Loan origination fees represent fees paid to the Company by borrowers and are associated with the origination of mortgage loans. Loan origination fees are determined based on the type and amount of loans originated. Loan origination fees and direct origination costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan using the level yield method. Loan origination fees and direct origination costs on mortgage loans held-for-sale are deferred and considered as part of the carrying value of the loan when sold.

•	Service Fee Income Service fees are paid to the Company by either the investor on mortgage loans serviced or the borrower. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

•	NovaStar Home Mortgage, Inc. (“NHMI”) Branch Management Fees During 2003, these fees were charged to LLCs formed to support NHMI branches to manage branch administrative operations, which included providing accounting, payroll, human resources, loan investor management and license management. The amount of the fees was agreed upon when entering the LLC agreements and recognized as services were rendered. Due to the elimination of the LLCs and their subsequent inclusion in the consolidated financial statements, branch management fees were eliminated in consolidation in 2004 and 2005.

Stock-Based Compensation During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company selected the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

Income Taxes The Company is taxed as a Real Estate Investment Trust (“REIT”) under Section 857 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally is not subject to federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its shareholders and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. Because the Company has paid or intends to pay dividends in the amount of its taxable income by the statutorily required due date, no provision for income taxes has been provided in the accompanying financial statements related to the REIT. However, NFI Holding Corporation, a wholly-owned subsidiary, and its subsidiaries have not elected REIT-status and, therefore, are subject to corporate income taxes. Accordingly, a provision for income taxes has been provided for the Company’s non-REIT subsidiaries.

The Company has elected to treat NFI Holding Corporation and its subsidiaries as taxable REIT subsidiaries (collectively the “TRS”). In general, the TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The subsidiaries comprising the TRS are subject to corporate federal income tax and are taxed as regular C corporations. However, special rules do apply to certain activities between a REIT and a TRS. For example, the TRS may be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) amounts paid to a TRS for services are based on amounts that would be charged in an arm’s-length amount by the TRS, (ii) fees paid to a REIT by the TRS are reflected at fair market value and (iii) interest paid by the TRS to its REIT is commercially reasonable.

The TRS records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. The Company has recorded a valuation allowance as discussed in Note 12.

Discontinued Operations As the demand for conforming loans has declined significantly since 2004, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with the Company. The Company has also terminated branches when loan production results were substandard. On November 4, 2005, the Company adopted a formal plan to terminate substantially all of the remaining NHMI branches. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require the results of operations associated with those branches terminated subsequent to January 1, 2004 to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. The Company has presented the operating results of those branches terminated through December 31, 2005, as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2005 and 2004. The Consolidated Statement of Income for the year ended December 31, 2003 has not been reclassified, as the effect of branch terminations on the operating results in those years is immaterial.

Earnings Per Share (EPS) Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, restricted stock, performance based awards and warrants on the Company’s common stock have been exercised, unless the exercise would be antidilutive.

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

New Accounting Pronouncements In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities no longer have the option to use the intrinsic value method of Accounting Principal Board Opinion 25, Account for Stock Issued to Employees (“APB 25”) that was provided in SFAS No. 123 as originally issued, which generally resulted in the recognition of no compensation cost. Under SFAS No. 123(R), the cost of employee services received in exchange for an equity award must be based on the grant-date fair value of the award. The cost of the awards under SFAS No. 123(R) will be recognized over the period an employee provides service, typically the vesting period. No compensation cost is recognized for equity instruments in which the requisite service is not provided. This Statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. As discussed in Note 1, the Company implemented the fair value provisions of SFAS No. 123 during 2003. As such, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on the Company’s consolidated financial statements.

In March 2005, SEC Staff Accounting Bulletin (“SAB”) No. 107, Application of FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation was released. This release summarizes the SEC staff position regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The adoption of this release is not anticipated to have a significant impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting and reporting of a change in accounting principle, reporting entity, accounting estimate and correction of an error. SFAS No. 154 applies to (a) financial statements of business enterprises and not-for-profit organizations and (b) historical summaries of information based on primary financial statements that include an accounting period in which an accounting change or error correction is reflected and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The adoption of this Statement is not anticipated to have a significant impact on the Company’s consolidated financial statements.

In November 2005, FASB Staff Position (“FSP”) SFAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140, was issued. This FSP addresses whether a QSPE would fail to meet the conditions of a QSPE under the current requirements of Statement 140 if either (a) unexpected events outside the control of the transferor or (b) a transferor’s temporary holdings of beneficial interests previously issued by a QSPE and sold to outside parties, cause the notional amount of passive derivatives held by an QSPE to exceed the amount of beneficial interests held by outside parties. This FSP clarifies that the requirements of paragraphs 40(b) and 40(c) must be met only at the date a QSPE issues beneficial interests or when a passive derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. This FSP is effective as of November 9, 2005. The guidance regarding unexpected events should be applied prospectively. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

During November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which outlines a three-step model that should be applied each reporting period to identify investment impairments. In periods after an impairment loss on a debt security is recognized, the investor should account for the security as if it had been purchased on the impairment measurement date. The discount (or reduced premium), based on the new cost basis, should be amortized over the remaining life of the security. This FSP carries forward the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, but nullifies certain other requirements of this EITF. This FSP also clarifies that investments within the scope of EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, must be included in the required tabular disclosures. The guidance in this FSP should be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted. The adoption of this FSP is not anticipated to have a significant impact on the Company’s consolidated financial statements.

During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The Company is still evaluating the impact the adoption of this statement will have on its consolidated financial statements.

Reclassifications Reclassifications to prior year amounts have been made to conform to current year presentation. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the operating results of those branches terminated through December 31, 2005, as discontinued operations in the Consolidated Statement of Income for the year ended 2004.

Note 2. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31, (dollars in thousands):

	2005	2004
Mortgage loans – held-for-sale:
Outstanding principal	$1,235,159	$719,904
Net premium	12,015	6,760

	1,247,174	726,664
Loans under removal of accounts provision	44,382	20,930

Mortgage loans – held-for-sale	$1,291,556	$747,594

Mortgage loans – held-in-portfolio:
Outstanding principal	$29,084	$58,859
Net unamortized premium	455	1,175

Amortized cost	29,539	60,034
Allowance for credit losses	(699)	(507)

Mortgage loans – held-in-portfolio	$28,840	$59,527

Activity in the allowance for credit losses is as follows for the three years ended December 31, (dollars in thousands):

	2005	2004	2003
Balance, January 1	$507	$1,319	$3,036
Provision for credit losses (recoveries)	1,038	726	(389)
Amounts charged off, net of recoveries	(846)	(1,538)	(1,328)

Balance, December 31	$699	$507	$1,319

The servicing agreements the Company executes for loans securitized include a “clean up” call option which gives them the right, not the obligation, to repurchase mortgage loans from the trust when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. On September 25, 2005, the Company exercised the “clean up” call option on NMFT Series 1999-1 and repurchased loans with a remaining principal balance of $14.0 million from the trust for $6.8 million in cash. The trust distributed the $6.8 million to retire the bonds held by third parties. Along with the cash paid to the trust, the cost basis of the NMFT Series 1999-1 mortgage security, $7.4 million, became part of the cost basis of the repurchased mortgage loans. At December 31, 2005, the Company had the right, not the obligation to repurchase $71.1 million of mortgage loans from the NMFT Series 2000-1, NMFT Series 2000-2 and NMFT Series 2001-1 securitization trust.

During 1997 and 1998, the Company completed the securitization of loans in transactions that were structured as financing arrangements for accounting purposes. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of the asset-backed bonds the Company is entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in Series 97-01 and 25% for the loans in Series 97-02, Series 98-01 and Series 98-02. During the fourth quarter of 2005, the Company exercised this option for issues 1997-1 and 1997-2 and retired the related asset-backed bonds, which had a remaining balance of $7.8 million. The mortgage loans were transferred from the held-in-portfolio classification to held-for-sale and have been or will be sold to third party investors or used as collateral in the Company’s securitization transactions.

The majority of mortgage loans serve as collateral for borrowing arrangements discussed in Note 8. The weighted-average interest rate on mortgage loans as of December 31, 2005 and 2004 was 8.15% and 7.88%, respectively.

Collateral for 22% and 20% of the mortgage loans outstanding as of December 31, 2005 was located in California and Florida, respectively. The Company has no other significant concentration of credit risk on mortgage loans.

The recorded investment in loans in non-accrual status and in loans past due 90 days or more, but still accruing interest was $3.7 million and $7.2 million as of December 31, 2005, respectively.

Details of loan securitization transactions on the date of the securitization are as follows (dollars in thousands):

	Net Bond Proceeds	Allocated Value of Retained Interests			Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
		Mortgage Servicing Rights	Subordinated Bond Classes
Year ended December 31, 2005:
NMFT Series 2005-1	$2,066,840	$11,448	$88,433		$2,100,000	$13,669	$18,136
NMFT Series 2005-2	1,783,102	9,751	62,741		1,799,992	2,364	29,202
NMFT Series 2005-3	2,425,088	14,966	104,206	(D)	2,499,983	9,194	3,947
NMFT Series 2005-4 (A)	1,153,033	7,311	77,040	(C)	1,221,055	5,232	$7,480

	$7,428,063	$43,476	$332,420		$7,621,030	$30,459	$58,765

Year ended December 31, 2004:
NMFT Series 2003-4 (B)	$472,391	$1,880	$22,494		$479,810	$—	$9,015
NMFT Series 2004-1	1,722,282	7,987	92,059		1,750,000	(13,848)	64,112
NMFT Series 2004-2	1,370,021	6,244	67,468		1,399,999	15,665	8,961
NMFT Series 2004-3	2,149,260	9,520	104,901		2,199,995	(6,705)	40,443
NMFT Series 2004-4	2,459,875	13,628	94,911		2,500,000	5,617	21,721

	$8,173,829	$39,259	$381,833		$8,329,804	$729	$144,252

Year ended December 31, 2003:
NMFT Series 2003-1	$1,253,820	$5,116	$82,222		$1,300,141	$(11,723)	$29,614
NMFT Series 2003-2	1,476,358	5,843	78,686		1,499,998	(14,000)	50,109
NMFT Series 2003-3	1,472,920	5,829	84,268		1,499,374	6,988	34,544
NMFT Series 2003-4	1,004,427	3,986	47,499		1,019,922	(192)	22,035

	$5,207,525	$20,774	$292,675		$5,319,435	$(18,927)	$136,302

(A)	On January 20, 2006 NovaStar Mortgage delivered the remaining $378.9 million in loans collateralizing NMFT Series 2005-4. All of the bonds were issued to the third-party investors at the date of initial close, but the Company did not receive the escrowed proceeds related to the final close until January 20, 2006.
(B)	On January 14, 2004 NovaStar Mortgage delivered the remaining $479.8 million in loans collateralizing NMFT Series 2003-4. All of the bonds were issued to the third-party investors at the date of initial close, but the Company did not receive the escrowed proceeds related to the final close until January 14, 2004.
(C)	NMFT Series 2005-4 subordinated bond classes includes $42.9 million related to the Class M-9, Class M-10, Class M-11 and Class M-12 certificates, which were retained by the Company. The Class M-9, Class M-10, Class M-11 and Class M-12 certificates have a combined initial certificate balance (par value) of $54.4 million. The Class M-9 is rated A/Baa3/BBB+ by Standard & Poor’s (“S&P”), Moody’s and Fitch, respectively. The Class M-10 is rated BBB+/Ba1/BBB by S&P, Moody’s and Fitch, respectively. The Class M-11 is rated BBB/BBB- by S&P and Fitch, respectively. The Class M-12 is rated BBB- by S&P.
(D)	NMFT Series 2005-3 subordinated bond classes includes $44.3 million related to the Class M-11 and Class M-12 certificates, which were retained by the Company. The Class M-11 and Class M-12 certificates have a combined initial certificate balance (par value) of $55 million. The M-11 is rated BBB/BBB- by S&P and Fitch, respectively. The M-12 is rated BBB- by S&P,

In the securitizations, the Company retains residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain investment-grade rated subordinated securities representing subordinated interests in the underlying cash flows and servicing responsibilities. The value of the Company’s retained securities is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

During 2005 and 2004, U.S. government-sponsored enterprises purchased 51% and 55%, respectively, of the bonds sold to the third-party investors in the Company’s securitization transactions. The investors and securitization trusts have no recourse to the Company’s assets for failure of borrowers to pay when due except when defects occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. Refer to Note 9 for further discussion.

Fair value of the residual securities at the date of securitization is measured by estimating the open market sales price of a similar loan pool. An implied yield (discount rate) is calculated based on the value derived and using projected cash flows generated using key economic assumptions. Key economic assumptions used to project cash flows at the time of loan securitization during the three years ended December 31, 2005 were as follows:

Mortgage Loan Collateral for NovaStar Mortgage Funding Trust Series	Constant Prepayment Rate	Average Life (in Years)	Expected Total Credit Losses, Net of Mortgage Insurance (A)	Discount Rate
2005-4	43%	2.13	2.3%	15%
2005-3	41	2.06	2.0	15
2005-2	39	2.02	2.1	13
2005-1	37	2.40	3.6	15
2004-4	35	2.29	4.0	26
2004-3	34	2.44	4.5	19
2004-2	31	2.70	5.1	26
2004-1	33	2.71	5.9	20
2003-4	30	3.06	5.1	20
2003-3	22	3.98	3.6	20
2003-2	25	3.54	2.7	28
2003-1	28	3.35	3.3	20

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

Fair value of the subordinated securities at the date of securitization is based on quoted market prices.

Note 3. Mortgage Securities – Available-for-Sale

Mortgage securities – available-for-sale consisted of the Company’s investment in the residual securities and subordinated securities that the trusts issued. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The average yield on mortgage securities – available-for-sale is the interest income for the year as a percentage of the average fair market value of the securities. The cost basis, unrealized gains and losses, estimated fair value and average yield of mortgage securities – available-for-sale as of December 31, 2005 and 2004 were as follows (dollars in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield
As of December 31, 2005	$394,107	$113,785	$(2,247)	$505,645	35.6%
As of December 31, 2004	409,946	79,229	—	489,175	31.4

During 2005 and 2004, management concluded that the decline in value on various securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $17.6 million in 2005 and $15.9 million in 2004. The impairments were a result of a significant increase in short-term interest rates during the year as well as higher than anticipated prepayments. While the Company uses forward yield curves in valuing mortgage securities, the increase in two-year and three-year swap rates was greater than the forward yield curve had anticipated, thus causing a greater than expected decline in value. Prepayments were higher than expected due to substantial increases in housing prices in the past few years.

As of December 31, 2005, the Company had two subordinated available-for-sale securities with fair values aggregating $42.8 million that were not deemed to be other-than-temporarily impaired. The temporary impairment was caused by market spreads increasing for these securities. Because there was not an unfavorable change in the estimated future discounted cash flows related to these securities from the prior reporting period and the Company has the ability and intent to hold these securities until a recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2005.

The following table is a rollforward of mortgage securities – available-for-sale from January 1, 2004 to December 31, 2005 (dollars in thousands):

	Cost Basis	Net Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2004	$294,562	$87,725	$382,287
Increases (decreases) to mortgage securities:
New securities retained in securitizations	381,833	6,637	388,470
Accretion of income (A)	100,666	—	100,666
Proceeds from paydowns of securities (A) (B)	(351,213)	—	(351,213)
Impairment on mortgage securities - available-for-sale	(15,902)	15,902	—
Mark-to-market value adjustment	—	(31,035)	(31,035)

Net increase (decrease) to mortgage securities	115,384	(8,496)	106,888

As of December 31, 2004	$409,946	$79,229	$489,175

Increases (decreases) to mortgage securities:
New securities retained in securitizations	289,519	2,073	291,592
Accretion of income (A)	171,734	—	171,734
Proceeds from paydowns of securities (A)(B)	(452,050)	—	(452,050)
Impairment on mortgage securities - available-for-sale	(17,619)	17,619	—
Transfer of basis to mortgage loans held-for-sale due to repurchase of mortgage loans from securitization trust (C)	(7,423)	—	(7,423)
Mark-to-market value adjustment	—	12,617	12,617

Net increase (decrease) to mortgage securities	(15,839)	32,309	16,470

As of December 31, 2005	$394,107	$111,538	$505,645

(A)	Cash received on mortgage securities with no cost basis was $17.6 million for the year ended December 31, 2005 and $32.2 million for the year ended December 31, 2004.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts and included in other assets. As of December 31, 2005 and December 31, 2004, the Company had receivables from securitization trusts of $3.4 million and $4.1 million, respectively, related to mortgage securities with a remaining cost basis. Also, the Company had receivables from securitization trusts of $0.3 million and $0.7 million related to mortgage securities with a zero cost basis as of December 31, 2005 and 2004, respectively.
(C)	The NMFT Series 1999-1 was called on September 25, 2005.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of December 31, 2005 to mature in one to five years.

During 2005 and 2004, the Company securitized the interest-only, prepayment penalty and overcollateralization securities of various securitizations and issued NovaStar Net Interest Margin Certificates (NIMs). These resecuritizations were accounted for as secured borrowings. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, control over the transferred assets was not surrendered and thus the transactions were recorded as financings for the mortgage securities. The detail of these transactions is shown in Note 8.

As of December 31, 2005, key economic assumptions and the sensitivity of the current fair value of the Company’s residual securities to immediate adverse changes in those assumptions are as follows, on average for the portfolio (dollars in thousands):

Carrying amount/fair value of residual interests (A)	$462,834
Weighted average life (in years)	1.4
Weighted average prepayment speed assumption (CPR) (percent)	49
Fair value after a 10% increase	$461,467
Fair value after a 25% increase	$463,143
Weighted average expected annual credit losses (percent of current collateral balance)	2.1
Fair value after a 10% increase	$440,991
Fair value after a 25% increase	$411,016
Weighted average residual cash flows discount rate (percent)	18
Fair value after a 500 basis point increase	$438,251
Fair value after a 1000 basis point increase	$411,459
Market interest rates
Fair value after a 100 basis point increase	$430,372
Fair value after a 200 basis point increase	$404,931

(A)	The subordinated securities are not included in this table as their fair value is based on quoted market prices.

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

The actual static pool credit loss as of December 31, 2005 was 0.28% and the cumulative projected static pool credit loss for the life of the securities is 1.35%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (dollars in thousands):

	December 31,
	Total Principal Amount of Loans (A)		Principal Amount of Loans 30 Days or More Past Due		Net Credit Losses During the Year Ended December 31,
	2005	2004	2005	2004	2005		2004
Loans securitized (B)	$12,722,279	$11,350,311	$573,235	$324,333	$38,639		$21,535
Loans held-for-sale	1,235,423	720,035	5,333	3,383	1,027		1,097
Loans held-in-portfolio	30,028	59,836	5,564	10,174	1,072	(C)	2,490	(C)

Total loans managed or securitized (D)	$13,987,730	$12,130,182	$584,132	$337,890	$40,738		$25,122

(A)	Includes assets acquired through foreclosure.
(B)	Loans under removal of accounts provision have not been repurchased from the securitization trusts, therefore, they are included in loans securitized.
(C)	Excludes mortgage insurance proceeds on policies paid by the Company and includes interest accrued on loans 90 days or more past due for which the Company had discontinued interest accrual.
(D)	Does not include loans being interim serviced after sale.

Note 4. Mortgage Securities - Trading

As of December 31, 2005, mortgage securities – trading consisted of the NMFT Series 2005-4 M-9, M-10, M-11 and M-12 bond class securities retained by the Company from this securitization transaction as discussed in Note 2. The aggregate fair market value of these securities as of December 31, 2005 was $43.7 million. Management estimates their fair value based on quoted market prices. The $549,000 net trading gains recognized to earnings by the Company for the year ended December 31, 2005 relate to the NMFT Series 2005-4 class M-9 through M-12 securities still held by the Company as of December 31, 2005.

As of December 31, 2004, mortgage securities - trading consisted of an adjustable-rate mortgage-backed security with a fair market value of $143.2 million. During the first quarter of 2005, the Company sold this security. No gain or loss was recognized on this security during the years ended December 31, 2005 and 2004.

The Company owned no trading securities during the year ended December 31, 2003, therefore, no trading gains or losses were recognized by the Company during 2003.

As of December 31, 2005 and 2004, the Company had pledged all of its trading securities as collateral for financing purposes.

Note 5. Mortgage Servicing Rights

The Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity during 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003
Balance, January 1	$42,010	$19,685	$7,906
Amount capitalized in connection with transfer of loans to securitization trusts	43,476	39,259	20,774
Amortization	(28,364)	(16,934)	(8,995)

Balance, December 31	$57,122	$42,010	$19,685

The estimated fair value of the servicing rights aggregated $71.9 million and $58.6 million at December 31, 2005 and December 31, 2004, respectively. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of December 31, 2005 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 2.1% and an annual prepayment rate of 49%. The fair value as of December 31, 2004 was determined utilizing a 15% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 3.3% and an annual prepayment rate of 39%. There was no allowance for the impairment of mortgage servicing rights as of December 31, 2005, 2004 and 2003.

Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. The estimated amortization expense for 2006, 2007, 2008, 2009, 2010 and thereafter is $28.0 million, $15.1 million, $5.9 million, $2.9 million, $1.7 million and $3.5 million, respectively.

The Company receives annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. Servicing fees received from the securitization trusts were $59.8 million, $41.5 million and $21.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the Company purchased $220,000 in principal balance of delinquent or foreclosed loans on securitizations in which the Company did not maintain control over the mortgage loans transferred. The Company incurred losses of $220,000 from the purchase of these delinquent or foreclosed loans during the year ended December 31, 2005. No such purchases were made in the years ended December 31, 2004 and 2003.

The Company holds, as custodian, principal and interest collected from borrowers on behalf of the securitization trusts, as well as funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company and are held in trust. The Company held, as custodian, $585.1 million and $471.5 million at December 31, 2005 and 2004, respectively.

Note 6. Warehouse Notes Receivable

The Company had $25.4 million and $5.9 million due from borrowers at December 31, 2005 and 2004, respectively. These notes receivable represent warehouse lines of credit provided to a network of approved mortgage borrowers. The weighted average interest rate on these notes receivable is indexed to one-month LIBOR and was 7.89% and 5.92% at December 31, 2005 and 2004, respectively.

Note 7. Property and Equipment, Net

Property and equipment consisted of the following at December 31, (dollars in thousands):

	2005	2004
Office and computer equipment	$15,473	$18,957
Furniture and fixtures	9,523	8,406
Leasehold improvements	4,807	3,423

	29,803	30,786
Less accumulated depreciation	16,671	15,310

Property and equipment, net	$13,132	$15,476

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $7.4 million, $6.1 million and $3.9 million, respectively. The Company recorded losses from disposals of property and equipment of $226,000 during the year ended December 31, 2005.

Note 8. Borrowings

Short-term Borrowings The following tables summarize the Company’s repurchase agreements as of December 31, 2005 and 2004 (dollars in thousands):

	Maximum Borrowing Capacity	Rate	Days to Reset	Balance	Average Daily Balance During the Year	Weighted Average Interest Rate During the Year	Maximum Amount Outstanding During the Year
December 31, 2005
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring November 15, 2006	$1,000,000	4.98%	1	$388,056
Repurchase agreement expiring April 14, 2006	800,000	5.30	13	262,867
Repurchase agreement expiring February 6, 2006	800,000	5.12	25	422,452
Repurchase agreement expiring September 29, 2006	750,000	5.25	9	327,339
Repurchase agreement expiring August 4, 2006	100,000	—	25	—
Repurchase agreement, expiring December 1, 2006	50,000	5.38	12	17,855

Total short-term borrowings	$3,500,000			$1,418,569	$1,294,452	4.20%	$2,839,953

December 31, 2004
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring November 15, 2005	$1,000,000	3.39%	1	$488,089
Repurchase agreement expiring March 30, 2005	800,000	3.25	11	128,107
Repurchase agreement expiring October 7, 2005	800,000	3.30	25	104,693
Repurchase agreement expiring June 30, 2005	750,000	2.88	1	36,113
Repurchase agreement expiring April 30, 2005	300,000	2.93	25	8,643
Repurchase agreement expiring August 26, 2005	100,000	3.90	12	3,971
Repurchase agreement, expiring January 24, 2005	135,912	2.47	24	135,912

Total short-term borrowings	$3,885,912			$905,528	$1,226,313	2.96%	$2,587,112

The Company’s mortgage loans and certain mortgage securities are pledged as collateral on borrowings. All short-term financing arrangements require the Company to maintain minimum tangible net worth, meet a minimum equity ratio test and comply with other customary debt covenants. The Company is in compliance with all debt covenants.

Repurchase agreements generally contain margin calls under which a portion of the borrowings must be repaid if the fair value of the mortgage securities – available-for-sale, mortgage securities - trading or mortgage loans collateralizing the repurchase agreements falls below a contractual ratio to the borrowings outstanding.

Accrued interest on the Company’s repurchase agreements was $3.2 million as of December 31, 2005 as compared to $1.6 million as of December 31, 2004.

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

2)	the value of NMI’s net equity investment in NovaStar Trust.

As of December 31, 2005, NovaStar Trust had the following assets:

1)	whole loans: $389.0 million

2)	cash and cash equivalents: $1.8 million.

As of December 31, 2005, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $388.0 million, and

2)	$2.8 million in members’ equity investment.

Asset-backed Bonds (“ABB”) The Company issued ABB secured by its mortgage loans as a means for long-term financing. For financial reporting and tax purposes, the mortgage loans held-in-portfolio as collateral are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35% of their original amounts for issue 1997-1 and 25% on 1997-2, 1998-1 and 1998-2. During the fourth quarter of 2005, the Company exercised this option for issues 1997-1 and 1997-2 and retired the related asset-backed bonds which had a remaining balance of $7.8 million. The mortgage loans were transferred from the held-in-portfolio classification to held-for-sale and have been or will be sold to third party investors or used as collateral in the Company’s securitization transactions.

The Company issued net interest margin certificates (“NIMs”) secured by its mortgage securities available-for-sale as a means for long-term financing. For financial reporting and tax purposes, the mortgage securities available-for-sale collateral are recorded as assets of the Company and the NIMs are recorded as debt. The performance of the mortgage loan collateral underlying these securities, as presented in Note 2 directly affects the performance of these bonds. Interest rates are fixed at the time of issuance and do not adjust over the life of the bonds. The estimated weighted average months to maturity are based on estimates and assumptions made by management. The actual maturity may differ from expectations.

The following table summarizes the NIMs transactions for the years ended December 31, 2005 and 2004 (dollars in thousands):

	Date Issued	Bonds Issued	Interest Rate	Collateral (NMFT Series) (A)
Year ended December 31, 2005:
Issue 2005-N1	June 22, 2005	$130,875	4.78%	2005-1 and 2005-2
Year ended December 31, 2004:
Issue 2004-N1	February 19, 2004	$156,600	4.46%	2003-3 and 2003-4
Issue 2004-N2	July 23, 2004	157,500	4.46	2004-1 and 2004-2
Issue 2004-N3	December 21, 2004	201,000	3.97	2004-3 and 2004-4

(A)	The NIMs transactions are secured by the interest-only, prepayment penalty and overcollateralization securities of the respective residual mortgage securities – available-for-sale.

The following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds			Mortgage Loans
	Remaining Principal	Interest Rate	Estimated Weighted Average Months to Call	Remaining Principal (A)		Weighted Average Coupon
As of December 31, 2005:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1998-1	$9,391	4.78%	33	$10,933		9.91%
Issue 1998-2	17,558	4.79	48	19,095		9.82

	$26,949			$30,028

Collateralizing Mortgage Securities – Available-for-Sale:
Issue 2004-N2	$3,557	4.46%	1	(B	)	(B	)
Issue 2004-N3	49,475	3.97	9	(C	)	(C	)
Issue 2005-N1	73,998	4.78	22	(D	)	(D	)
Unamortized debt issuance costs, net	(1,400)

	$125,630

As of December 31, 2004:
NovaStar Home Equity Series:
Collateralizing Mortgage Loans:
Issue 1997-1	$5,508	2.69%	21	$6,939		10.36%
Issue 1997-2	8,333	2.69	36	9,414		10.29
Issue 1998-1	13,827	2.58	50	16,152		9.95
Issue 1998-2	25,785	2.59	60	27,331		9.76

	$53,453			$59,836

Collateralizing Mortgage Securities – Available-for-Sale:
Issue 2003-N1	$5,825	7.39%	4	(E	)	(E	)
Issue 2004-N1	48,830	4.46	9	(F	)	(F	)
Issue 2004-N2	93,586	4.46	6	(B	)	(B	)
Issue 2004-N3	193,093	3.97	36	(C	)	(C	)
Unamortized debt issuance costs, net	(4,893)

	$336,441

(A)	Includes assets acquired through foreclosure.
(B)	Collateral for the 2004-N2 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2004-1 and NMFT 2004-2.
(C)	Collateral for the 2004-N3 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2004-3 and NMFT 2004-4.
(D)	Collateral for the 2005-N1 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2005-1 and NMFT 2005-2.
(E)	Collateral for the 2003-N1 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2003-2.
(F)	Collateral for the 2004-N1 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2003-3 and NMFT 2003-4.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using expected prepayment speeds (dollars in thousands):

Asset-backed Bonds
2006	$120,609
2007	22,616
2008	6,268
2009	1,549
2010	2,937
Thereafter	—

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

The proceeds from the issuance of the trust preferred securities and from the sale of 100% of the voting common stock of NCTI to the Company were loaned to the Company in exchange for $51.6 million of junior subordinated debentures of the Company, which are the sole assets of NCTI. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company. The Company also entered into a guarantee, which together with its obligations under the junior subordinated debentures, provides full and unconditional guarantees of the trust preferred securities. Following payment by the Company of offering costs, the Company’s net proceeds from the offering aggregated $48.4 million.

The assets and liabilities of NCTI are not consolidated into the consolidated financial statements of the Company. Accordingly, the Company’s equity interest in NCTI is accounted for using the equity method. Interest on the junior subordinated debt is included in the Company’s consolidated statements of income as interest expense—subordinated debt and the junior subordinated debentures are presented as a separate category on the consolidated balance sheets.

Note 9. Commitments and Contingencies

Commitments The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of December 31, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. As of December 31, 2004, the Company had outstanding commitments to originate loans of $370.6 million. The Company had no commitments to purchase or sell loans at December 31, 2004. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

The Company leases office space under various operating lease agreements. Rent expense for 2005, 2004 and 2003, aggregated $11.0 million, $15.9 million and $7.5 million, respectively. At December 31, 2005, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease Obligations
2006	$9,612
2007	9,310
2008	8,904
2009	8,603
2010	6,554
Thereafter	3,238

The Company has entered into various lease agreements in which the lessor agreed to repay the Company for certain existing lease obligations. The Company received approximately $61,000 and $2.3 million related to these agreements in 2004 and 2003, respectively. The Company received no funds related to these lease agreements during 2005 due to the agreements expiring in 2004. The Company has recorded deferred lease incentives related to these payments which will be amortized into rent expense over the life of the respective lease on a straight-line basis. Deferred lease incentives as of December 31, 2005 and 2004 were $3.5 million and $3.0 million.

The Company has also entered into various sublease agreements for office space formerly occupied by the Company. The Company received approximately $53,000, $1.2 million and $537,000 in 2005, 2004 and 2003, respectively under these agreements. At December 31, 2005, future minimum rental receipts under those subleases are as follows (dollars in thousands):

Lease Receipts
2006	$637
2007	656
2008	673
2009	694
2010	118
Thereafter	—

On December 15, 2005, the Company executed a securitization transaction accounted for as a sale of loans and $1.2 billion in loans collateralizing NMFT Series 2005-4 were delivered (see Note 2). On December 31, 2005, the Company was committed to deliver an additional $378.9 million in loans collateralizing NMFT Series 2005-4. These loans were delivered on January 20, 2006.

In the ordinary course of business, the Company sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During 2005, the Company sold $1.1 billion of loans with recourse for borrower defaults compared to none in 2004. The Company maintained a $2.3 million reserve related to these guarantees as of December 31, 2005 compared with a reserve of $45,000 as of December 31, 2004. During 2005 the Company paid $2.3 million in cash to repurchase loans sold to third parties. In 2004, the Company paid $0.5 million in cash to repurchase loans sold to third parties in prior periods.

In the ordinary course of business, the Company sells loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of December 31, 2005 and December 31, 2004, the Company had loans sold with recourse with an outstanding principal balance of $12.7 billion and $11.4 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant, therefore, the Company has recorded no reserves related to these guarantees.

Our branches broker loans to third parties in the ordinary course of business where the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During 2005, the Company’s branches brokered $1.4 billion of loans with recourse for borrower defaults compared to $4.8 billion in 2004. The Company maintained a $476,000 reserve related to these guarantees as of December 31, 2005 compared with a reserve of $116,000 as of December 31, 2004.

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

In July 2004, an employee of NovaStar Home Mortgage, Inc. (“NHMI”), a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed since May 1, 2000 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”) and California state laws for the period commencing May 1, 2000 to present. In 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers. The settlement, which is subject to final court approval, covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $1.3 million to $1.7 million. In accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.3 million in 2004. In 2005, the Company recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to a range of $1.5 million to $1.9 million.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases allege that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”) alleging violations of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and alleging certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief and attorney fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc. et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc. et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy alleging certain LLCs provided settlement services without the borrower’s knowledge. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Lender Act by acting as lenders and/or brokers in Maryland without proper licenses and allege this arrangement amounted to a civil conspiracy. The plaintiffs in both the Miller and Jones cases seek a disgorgement of fees, other damages, injunctive relief and attorney fees on behalf of the class of plaintiffs. The Company believes that these claims are without merit and intends to vigorously defend against them.

In December 2005, a putative class action was filed against NHMI in the United States District Court for the Middle District of Louisiana entitled Pearson v. NovaStar Home Mortgage, Inc. Plaintiff contends that NHMI violated the federal Fair Credit Reporting Act (“FCRA”) in connection with its use of pre-approved offers of credit and its failure to make certain disclosures required by federal law. Plaintiff seeks (on his own behalf, as well as for others similarly situated) statutory damages, other nominal damages, punitive damages and attorney’s fees and costs. The Company believes that these claims are without merit and intends to vigorously defend against them.

In December 2005, a putative class action was filed against NovaStar Mortgage in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NovaStar Mortgage failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. The plaintiffs seek a return of fees paid on the affected loans, excess interest charged, and damage to plaintiffs’ credit and finances, treble damages as provided in the Washington Consumer Protection Act and attorney fees. The Company believes that these claims are without merit and intends to vigorously defend against them.

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action or individual claims for violations of the RESPA, FLSA, federal and state laws prohibiting employment discrimination and federal and state licensing and consumer protection laws.

While management, including internal counsel, currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on the Company’s financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s financial condition and results of operations.

In April 2004, the Company received notice of an informal inquiry from the Commission requesting that the Company provide various documents relating to our business. The Company has cooperated fully with the Commission’s inquiry and provided it with the requested information.

The Company maintains a number of equity-based compensation plans for its employees, including a 401(k) plan, and a Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) for its employees and the public. Up to approximately 23,000 shares of common stock under the Company’s 401(k) plan and up to approximately 287,000 shares of common stock under the DRIP (collectively, the “Subject Shares”), may have been sold in a manner that may not have complied with the registration requirements of applicable securities laws during the twelve month period ending January 20, 2006, the date the rescission offers were initiated. In connection with sales under the Company’s 401(k) plan, the Subject Shares were purchased in the open market and as a result the Company did not receive any proceeds from such transactions, which may not be deemed to be sales for these purposes. In connection with sales of up to approximately 287,000 Subject Shares that were not registered under the Company’s DRIP in May 2005, the Company received approximately $10.8 million in net proceeds. As a result, the Company initiated offers to rescind the purchase of the Subject Shares. While the Company does not expect all eligible purchasers to exercise their rescission rights pursuant to the rescission offers, the Company has agreed to repurchase the Subject Shares still held by eligible purchasers generally for an amount equal to the original purchase price for the shares plus interest, less dividends, and to compensate eligible purchasers generally for any losses incurred in the sale of the Subject Shares, plus interest, less dividends. The number of eligible purchasers and the amount that the Company will pay for the shares that are rescinded will be determined by reference to the closing price of the Company’s common stock on March 30, 2006, the expiration date of the rescission offers. Furthermore, the Company could be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

The damage caused by the Gulf State hurricanes, particularly Katrina, Rita and Wilma, has affected the Company’s mortgage loans held-for-sale and the mortgage loan portfolio it services which underlies its mortgage securities – available-for-sale by impairing the ability of certain borrowers to repay their loans. At present, the Company is unable to predict the ultimate impact of the Gulf State hurricanes on its future financial results and condition as the impact will depend on a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the hurricane adversely affect the ability of borrowers to repay their loans, and the cost to the Company of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers. Many of the loans are to borrowers where repayment prospects have not yet been determined to be diminished, or are in areas where properties may have suffered little, if any, damage or may not yet have been inspected. The Company currently has a mortgage protection insurance policy, which protects it from uninsured losses as a result of these hurricanes up to a maximum of $5 million in aggregate losses with a deductible of $100,000 per hurricane. At this time, the Company believes the overall financial impact the Gulf State hurricanes will have on its future financial condition and results of operations will be immaterial.

Note 10. Shareholders’ Equity

On June 2, 2005, the Company completed a public offering of 1,725,000 shares of its common stock at $35 per share. The Company raised $57.9 million in net proceeds from this offering.

The Company’s DRIP allows for the purchase of stock directly from the Company and/or the automatic reinvestment of all or a percentage of the dividends shareholders receive and allows for a discount from market of up to 3%. The Company sold 2,609,320 shares of its common stock during 2005 at a weighted average discount of 2.0%. Net proceeds of $83.6 million were raised under these sales of common stock. Under the DRIP, the Company sold 1,104,488 shares of its common stock during 2004 at a weighted average discount of 1.4%. Net proceeds of $49.4 million were raised under these sales of common stock.

During 2005 and 2004, 148,797 and 433,181 shares of common stock were issued under the Company’s stock-based compensation plan, respectively. Proceeds of $0.7 million and $2.0 million were received under these issuances during 2005 and 2004, respectively.

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

The Company’s Board of Directors has approved the purchase of up to $9 million of the Company’s common stock. No shares were purchased during the three years ended December 31, 2005. Under Maryland law, shares purchased under this plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under this plan is charged against additional paid-in capital.

In connection with various regulatory lending requirements, certain wholly-owned subsidiaries of the Company are required to maintain minimum levels of net worth. At December 31, 2005, the highest minimum net worth requirement applicable to any subsidiary was $250,000. The wholly-owned subsidiaries were in compliance with these requirements as of December 31, 2005.

The following is a rollforward of accumulated other comprehensive income for the three years ended December 31, 2005 (dollars in thousands):

	Available- for-Sale Mortgage Securities	Derivative Instruments Used in Cash Flow Hedges	Total
Balance, January 1, 2003	$72,639	$(9,704)	$62,935
Change in unrealized gain (loss), net of related tax effects	15,086	(1,038)	14,048
Net settlements reclassified to earnings	—	8,303	8,303
Other amortization	—	(103)	(103)

Other comprehensive income (loss)	15,086	7,162	22,248

Balance, December 31, 2003	$87,725	$(2,542)	$85,183

Change in unrealized gain (loss), net of related tax effects	(24,398)	(38)	(24,436)
Impairment reclassified to earnings	15,902	—	15,902
Net settlements reclassified to earnings	—	2,497	2,497
Other amortization	—	(26)	(26)

Other comprehensive (loss) income	(8,496)	2,433	(6,063)

Balance, December 31, 2004	$79,229	$(109)	$79,120

Change in unrealized gain, net of related tax effects	14,690	—	14,690
Impairment reclassified to earnings	17,619	—	17,619
Net settlements reclassified to earnings	—	109	109

Other comprehensive income (loss)	32,309	109	32,418

Balance, December 31, 2005	$111,538	$—	$111,538

Note 11. Derivative Instruments and Hedging Activities

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

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or monthly or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During 2005, 2004 and 2003, premiums paid related to interest rate cap agreements aggregated $2.4 million, $1.6 million and $7.4 million, respectively. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of December 31, 2005 and 2004 were $3.4 million and $1.9 million, respectively, and bear a weighted average interest rate of 3.5% and 1.9% in 2005 and 2004, respectively. The future contractual maturities of premiums due to counterparties as of December 31, 2005 are $1.5 million, $1.0 million, $0.7 million, $0.1 million and $0.1 million due in years 2006, 2007, 2008, 2009 and 2010, respectively. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds and borrowings under its mortgage loan and mortgage security repurchase agreements as discussed in Note 8.

The Company’s derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. During the three years ended December 31, 2005, there was no hedge ineffectiveness. At December 31, 2005, the Company had no derivative instruments considered cash flow hedges, as they all had not met the requirements for hedge accounting. However, these derivative instruments do contribute to the Company’s overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings collateralized by the Company’s loans held-for-sale.

The following tables present derivative instruments as of December 31, 2005 and 2004 (dollars in thousands):

	Notional Amount	Fair Value	Maximum Days to Maturity
As of December 31, 2005:
Non-hedge derivative instruments	$1,555,000	$8,395	1,820

As of December 31, 2004:
Cash flow hedge derivative instruments	$35,000	$(179)	84
Non-hedge derivative instruments	1,965,000	12,141	1,089

Total derivative instruments	$2,000,000	$11,962

The Company recognized $0.2 million, $3.1 million and $9.4 million during the three years ended December 31, 2005, 2004 and 2003, respectively, in net expense on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense.

The derivative financial instruments the Company uses also subject them to “margin call” risk. The Company’s deposits with derivative counterparties were $4.4 million and $6.7 million as of December 31, 2005 and 2004, respectively.

The Company’s derivative instruments involve, to varying degrees, elements of credit and market risk in addition to the amount recognized in the consolidated financial statements.

Credit Risk The Company’s exposure to credit risk on derivative instruments is equal to the amount of deposits (margin) held by the counterparty, plus any net receivable due from the counterparty, plus the cost of replacing the contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and thorough legal scrutiny of agreements. Before engaging in negotiated derivative transactions with any counterparty, the Company has in place fully executed written agreements. Agreements with counterparties also call for full two-way netting of payments. Under these agreements, on each payment exchange date all gains and losses of counterparties are netted into a single amount, limiting exposure to the counterparty to any net receivable amount due.

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

Note 12. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Current:
Federal	$7,561	$9,976	$24,181
State and local	1,198	872	4,527

Total current	8,759	10,848	28,708
Deferred: (A)
Federal	(17,477)	(1,258)	(4,926)
State and local	(2,182)	(64)	(922)

Total deferred	(19,659)	(1,322)	(5,848)

Total income tax (benefit) expense	$(10,900)	$9,526	$22,860

(A)	Does not reflect the deferred tax effects of unrealized gains and losses on derivative financial instruments that are included in shareholders’ equity. As a result of these tax effects, shareholders’ equity decreased by $70,000 and $587,000 in 2005 and 2004, respectively.

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35 percent to the taxable REIT subsidiary’s actual income tax expense and resulting effective tax rate from continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Income tax at statutory rate (taxable REIT subsidiary)	$(10,887)	$8,187	$18,102
Taxable gain on security sale to REIT	—	1,342	2,761
State income taxes, net of federal tax benefit	(639)	525	1,549
Nondeductible expenses	601	240	228
Reduction of estimated income tax accruals	—	(904)	—
Other	25	136	220

Total income tax (benefit) expense	$(10,900)	$9,526	$22,860

Significant components of the taxable REIT subsidiary’s deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows (dollars in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Federal net operating loss carryforwards	$22,569	$—
Excess inclusion income	16,489	18,449
Deferred compensation	5,997	5,158
Deferred lease incentive income	2,353	1,026
Deferred loan fees, net	542	548
Mark-to-market adjustment on held-for-sale loans	2,123	5,423
State net operating loss carryforwards	7,469	2,353
Accrued expenses for branch closings	201	743
Accrued expenses, other	2,181	666
Other	358	427

Gross deferred tax asset	60,282	34,793
Valuation allowance	(5,498)	(2,353)

Deferred tax asset	54,784	32,440

Deferred tax liabilities:
Mortgage servicing rights	21,246	16,199
Mark-to-market adjustment on derivative instruments	1,470	2,706
Premises and equipment	996	2,119
Other	292	226

Deferred tax liability	24,004	21,250

Net deferred tax asset	$30,780	$11,190

As of December 31, 2005 the taxable REIT subsidiary has an estimated federal net operating loss carryforward of $64.5 million, which will be available to offset future taxable income. If not used, this net operating loss will expire in 2025.

The valuation allowance included in the taxable REIT subsidiary’s deferred tax assets at December 31, 2005 and 2004 represent various state net operating loss carryforwards for which it is more likely than not that realization will not occur. The state net operating losses will expire in varying amounts through 2025. The $3.1 million increase in the valuation allowance for deferred tax assets resulted from the net increase of state net operating losses generated by the taxable REIT subsidiary in 2005 where realization is not expected to occur.

Note 13. Employee Benefit Plans

The NovaStar Financial, Inc. 401(k) Plan (the Plan) is a defined contribution plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation. Contributions to the Plan by the Company for the years ended December 31, 2005, 2004 and 2003 were $1.2 million, $3.1 million and $2.0 million, respectively.

The Company has a Deferred Compensation Plan (the DCP) that is a nonqualified deferred compensation plan that benefits certain designated key members of management and highly compensated employees and allows them to defer payment of a portion of their compensation to future years. Under the DCP, an employee may defer up to 50% of his or her base salary, bonus and/or commissions on a pretax basis. The Company may make both discretionary and/or matching contributions to the DCP on behalf of DCP participants. All DCP assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. The Company made contributions to the DCP for the years ended December 31, 2005, 2004 and 2003 of $777,000, $371,000 and $643,000, respectively.

Note 14. Stock Compensation Plans

On June 8, 2004, the Company’s 1996 Stock Option Plan (the “1996 Plan”) was replaced by the 2004 Incentive Stock Plan (“the 2004 Plan”). The 2004 Plan provides for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), deferred stock, restricted stock, performance share awards, dividend equivalent rights (“DERs”) and stock appreciation and limited stock appreciations awards (“SARs”). The Company has granted ISOs, NQSOs, restricted stock, performance share awards and DERs. ISOs may be granted to employees of the Company. NQSOs, DERs, SARs and stock awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for grant is equal to 2.5 million shares of common stock. The Plan will remain in effect unless terminated by the Board of Directors or no shares of stock remain available for awards to be granted.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. The Company selected the modified prospective method of adoption described in SFAS No. 148. Compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. See Note 1. In accordance with the provisions of SFAS No. 123 and SFAS No. 148, $2.2 million, $1.8 million and $1.3 million of stock-based compensation expense was recorded in 2005, 2004 and 2003, respectively.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options generally vest equally over four years and expire ten years after the date of grant.

The following table summarizes stock option activity for 2005, 2004 and 2003, respectively:

	2005		2004		2003
Stock Options	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at the beginning of year	433,600	$10.16	746,800	$8.22	1,032,670	$7.40
Granted	396,946	29.72	15,000	33.59	15,000	22.66
Exercised	(108,750)	6.08	(305,700)	6.55	(275,390)	5.98
Forfeited	(22,810)	19.28	(22,500)	10.50	(25,480)	7.79
Canceled	(297,818)	25.95	—	—	—	—

Outstanding at the end of year	401,168	$18.39	433,600	$10.16	746,800	$8.22

Exercisable at the end of year	242,100	$11.57	215,600	$7.48	275,050	$7.67

Pursuant to a resolution of the Company’s compensation committee of the Board of Directors dated December 14, 2005, 227,455 and 70,363 options issued to employees and directors, respectively, were modified. The Company modified all options which were either unvested as of January 1, 2005 or were granted during 2005. For employee options, the rate in which DERs accrue was modified from sixty percent of the dividend per share amount to one hundred percent and the form for which DERs will be paid was modified from stock to cash upon vesting. For director options, only the form for which DERs will be paid was modified from stock to cash upon vesting. These options are included in the granted and canceled amounts during 2005 in the table above. No modifications were made to the exercise prices, vesting periods or expiration dates. At the date of modification, the canceled options were revalued and the modified options were initially valued. The incremental difference between the value of the modified option and the canceled option will be amortized into compensation expense over the remaining vesting period. The Company recognized $0.2 million in incremental compensation expense due to the modification of these awards in 2005.

For options which vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. Certain of the options exercised in 2005, 2004 and 2003 had DERs attached to them when issued. As a result of these exercises, an additional 13,972, 47,969 and 23,485 shares of common stock were issued in 2005, 2004 and 2003, respectively.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The following table presents information on stock options outstanding as of December 31, 2005.

	Outstanding			Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$1.53 – $7.16	93,500	5.66	$5.79	93,500	$5.79
$7.91 - $12.97	184,350	6.44	11.74	122,350	11.61
$22.66 - $33.59	30,000	7.91	28.12	11,250	26.30
$36.20 - $42.13	93,318	9.20	41.00	15,000	36.20

	401,168	7.01	$18.39	242,100	$11.57

The following table summarizes the weighted average fair value of options granted, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

	2005 (A)	2004	2003
Weighted average:
Fair value, at date of grant	$14.25	$21.24	$22.48
Expected life in years	2	6	7
Annual risk-free interest rate	4.4%	4.7%	3.3%
Volatility	0.3	0.7	2.0
Dividend yield	0.0%	0.0%	0.0%

(A)	Includes the assumptions used in the revaluation of modified options. The weighted average expected life of newly granted options in 2005 (not including prior year granted options modified in 2005) was four.

The Company granted and issued shares of restricted stock during 2005 and 2004. The 2005 restricted stock awards vest at the end of 10 years while the 2004 restricted stock awards vest equally over four years.

During 2005, the Company granted restricted shares to employees and officers under Performance Contingent Deferred Stock Award Agreements. Under the agreements, the Company will issue shares of restricted stock if certain performance targets are achieved by the Company within a three-year period. The shares vest equally over two years upon issuance. No shares were issued under these agreements in 2005 and the total number of shares which can be issued in the future is 21,185 as of December 31, 2005.

In November 2004, the Company entered into a Performance Contingent Deferred Stock Award Agreement with an executive of the Company. Under the agreement, the Company will issue shares of restricted stock if certain performance targets based on wholesale nonconforming origination volume are achieved by the Company within a five-year period. The shares vest equally over four years upon issuance. No shares were issued related to this agreement in 2005 and the total number of shares that can be issued in the future is 100,000 as of December 31, 2005.

The following table summarizes restricted stock activity for 2005 and 2004, respectively:

Restricted Stock	2005 Shares	2004 Shares
Outstanding at the beginning of year	140,300	—
Granted	46,050	141,200
Vested	(10,076)	—
Forfeited	(6,305)	(900)

Outstanding at the end of year	169,969	140,300

During 2005 and 2004, the Company issued 7,515 and 39,112 shares of restricted stock as payment for bonus compensation earned by certain executives of the Company in 2004 and 2003, respectively. The shares were issued at an average fair market value of $34.85 and $46.42 in 2005 and 2004, respectively. The shares are fully vested upon issuance but may not be sold by the holders for four years.

Note 15. Branch Operations

Prior to 2004, the Company was party to limited liability company (“LLC”) agreements governing LLCs formed to facilitate the operation of retail mortgage broker businesses as branches of NHMI. The LLC agreements provided for initial capitalization and membership interests of 99.99% to each branch manager and 0.01% to the Company. The Company accounted for its interest in the LLC agreements using the equity method of accounting. In December 2003, the Company determined it would terminate the LLCs effective January 1, 2004. During February 2004, the Company notified the branch managers of the limited liability companies that the Company was terminating these agreements effective January 1, 2004. Continuing branches that were formerly supported under these agreements became operating units of the Company and their financial results are included in the consolidated financial statements. The inclusion resulted in expected increases in general and administrative expenses, which were substantially offset by increases in related fee income. The Company did not purchase any assets or liabilities as a result of these branches becoming operating units.

On November 4, 2005, the Company adopted a formal plan to terminate substantially all of the remaining NHMI branches by June 30, 2006. As the demand for conforming loans has declined significantly since 2004, many branches have not been able to produce sufficient fees to meet operating expense demands. As a result of these conditions, a significant number of branch managers have voluntarily terminated employment with the Company. The Company has also terminated branches when loan production results were substandard. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The discontinued operations apply to the branch operations segment presented in Note 16. The Company has presented the operating results of those branches terminated through December 31, 2005, as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2005 and 2004. The consolidated statement of income for the year ended December 31, 2003 has not been reclassified, as the effect of branch terminations on the operating results in that year is immaterial. The operating results of all discontinued operations are summarized as follows (dollars in thousands):

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Fee income	$20,998	$114,166
General and administrative expenses	28,120	132,238

Loss before income tax benefit	(7,122)	(18,072)
Income tax benefit	(2,649)	(6,723)

Loss from discontinued operations	$(4,473)	$(11,349)

As of December 31, 2005 the Company has $0.3 million in cash, $0.1 million receivables included in other assets and $0.4 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the consolidated balance sheets. As of December 31, 2004, the Company had $1.6 million in cash, $2.2 in receivables included in other assets and $3.8 in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the consolidated balance sheets. The discontinued operations only impacted the cash from operations section of the consolidated statement of cashflows for the periods ending December 31, 2005 and December 31, 2004.

As of December 31, 2003, there were 423 such branches. For the year ended December 31, 2003 the Company recorded fee income aggregating $12.8 million for providing administrative services for the branches. During 2003 the aggregate amount of loans brokered by these branches was approximately $5.7 billion. Of this amount, approximately $1.3 billion was acquired by the Company’s mortgage subsidiary. The aggregate premiums paid by the Company for loans brokered by these branches was approximately $15.1 million for the year ended December 31, 2003.

Note 16. Segment Reporting

The Company reviews, manages and operates its business in four segments: mortgage portfolio management, mortgage lending, loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. Mortgage lending operations include the marketing, underwriting and funding of loan production. Loan servicing operations represent the income and costs to service the Company’s on and off-balance sheet loans. The loan servicing segment was previously reported as part of mortgage lending and loan servicing, but it has been separated to more closely align the segments with the way the Company reviews, manages and operates its business. The information for the years ended December 31, 2004 and 2003 have been restated for this change. Branch operations include the collective income generated by the Company’s wholly-owned subsidiary (NHMI), brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in the branch operations segment. As discussed in Note 15, the LLC agreements were terminated effective January 1, 2004. As of January 1, 2004 the financial results of the continuing branch operations, that were formerly supported by these agreements, were included in the consolidated financial statements. Branches that have terminated through December 31, 2005 have been segregated from the results of the ongoing operations of the Company for the years ended December 31, 2005 and 2004. Following is a summary of the operating results of the Company’s segments for the years ended December 31, 2005, 2004 and 2003, as reclassified to reflect the operations of branches closed from January 1, 2004 through December 31, 2005 as discontinued operations for the years ended December 31, 2004 and December 31, 2005 (dollars in thousands):

For the Year Ended December 31, 2005

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$193,167	$106,118	$—	$536	$(49)	$299,772
Interest expense	19,028	74,708	—	88	(12,981)	80,843

Net interest income before credit losses	174,139	31,410	—	448	12,932	218,929
Provision for credit losses	(1,038)	—	—	—	—	(1,038)
Gains (losses) on sales of mortgage assets	(27)	49,303	—	3,665	15,232	68,173
Premiums for mortgage loan insurance	(341)	(5,331)	—	—	—	(5,672)
Fee income	—	9,188	21,755	27,041	(11,698)	46,286
Gains on derivative instruments	248	17,907	—	—	—	18,155
Impairment on mortgage securities – available-for-sale	(17,619)	—	—	—	—	(17,619)
Other income (expense)	22,911	(7,788)	18,251	173	(12,667)	20,880
General and administrative expenses	(14,450)	(128,619)	(34,515)	(37,813)	—	(215,397)

Income (loss) from continuing operations before income tax (benefit	163,823	(33,930)	5,491	(6,486)	3,799	132,697
Income tax expense (benefit)	—	(12,599)	2,062	(2,388)	2,025	(10,900)

Income (loss) from continuing operations	163,823	(21,331)	3,429	(4,098)	1,774	143,597
Loss from discontinued operations, net of income tax	—	—	—	(1,054)	(3,419)	(4,473)

Net income (loss)	$163,823	$(21,331)	$3,429	$(5,152)	$(1,645)	$139,124

December 31, 2005:
Total assets	$968,740	$1,489,211	$27,553	$19,072	$(168,842)	$2,335,734

For the Year Ended December 31, 2004
	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$140,306	$83,757	$—	$—	$(39)	$224,024
Interest expense	21,071	39,727	—	108	(8,316)	52,590

Net interest income before credit losses	119,235	44,030	—	(108)	8,277	171,434
Provision for credit losses	(726)	—	—	—	—	(726)
Gains (losses) on sales of mortgage assets	360	113,211	—	—	31,379	144,950
Premiums for mortgage loan insurance	(528)	(3,690)	—	—	—	(4,218)
Fee income	—	10,431	20,692	39,534	(19,905)	50,752
Gains on derivative instruments	(111)	(8,794)	—	—	—	(8,905)
Impairment on mortgage securities – available-for-sale	(15,902)	—	—	—	—	(15,902)
Other income (expense)	16,651	(6,445)	4,167	35	(7,799)	6,609
General and administrative expenses	(7,473)	(127,063)	(24,698)	(58,676)	10,180	(207,730)

Income (loss) from continuing operations before income tax (benefit	111,506	21,680	161	(19,215)	22,132	136,264
Income tax expense (benefit)	—	7,651	160	(7,494)	9,209	9,526

Income (loss) from continuing operations	111,506	14,029	1	(11,721)	12,923	126,738
Income (loss) from discontinued operations, net of income tax	—	—	—	5,202	(16,551)	(11,349)

Net income (loss)	$111,506	$14,029	$1	$(6,519)	$(3,628)	$115,389

December 31, 2004:
Total assets	$1,078,064	$894,338	$21,022	$35,283	$(167,396)	$1,861,311

For the Year Ended December 31, 2003

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$109,542	$60,878	$—	$—	$—	$170,420
Interest expense	17,433	31,055	—	—	(8,124)	40,364

Net interest income before credit recoveries	92,109	29,823	—	—	8,124	130,056
Credit recoveries	389	—	—	—	—	389
Gains (losses) on sales of mortgage assets	(1,911)	140,870	—	—	5,046	144,005
Premiums for mortgage loan insurance	(908)	(2,194)	—	—	—	(3,102)
Fee income	(620)	26,541	11,496	40,290	(8,834)	68,873
Gains on derivative instruments	(894)	(29,943)	—	—	—	(30,837)
Other income (expense)	17,185	(12,369)	342	53	(4,799)	412
General and administrative expenses	(6,667)	(118,935)	(14,793)	(34,545)	—	(174,940)

Income (loss) from continuing operations before income tax (benefit	98,683	33,793	(2,955)	5,798	(463)	134,856
Income tax expense (benefit)	—	21,916	(1,336)	2,280	—	22,860

Net income (loss)	$98,683	$11,877	$(1,619)	$3,518	$(463)	$111,996

December 31, 2003:
Total assets	$563,930	$814,478	$20,502	$17,276	$(16,229)	$1,399,957

Intersegment revenues and expenses that were eliminated in consolidation were as follows (dollars in thousands):

	2005	2004	2003
Amounts paid to (received from) mortgage portfolio management from (to) mortgage lending:
Interest income on intercompany debt	$12,819	$8,200	$8,124
Guaranty, commitment, loan sale and securitization fees	9,494	10,833	9,244
Interest income on warehouse borrowings	100	47	—
Gain on sale of mortgage securities – available-for-sale retained in securitizations	(2,073)	(2,800)	—

Amounts paid to (received from) mortgage portfolio management from (to) loan servicing:
Loan servicing fees	$(251)	$(423)	$(685)

Amounts paid to (received from) branch operations from (to) mortgage lending:
Lender premium (A)	$16,878	$27,269	$5,509
Subsidized fees	—	24	3,325
Interest income on warehouse line	(49)	(39)	—
Fee income on warehouse line	(13)	(30)	—
Gain on sales of loans	641	—	—

(A)	Approximately $5.4 million and $19.1 million of this elimination is related to discontinued operations for the years ended December 31, 2005 and 2004, respectively.

In 2004, based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, the Company deferred certain nonrefundable fees and direct costs associated with the origination of loans in the branch operations segment which were subsequently brokered to the mortgage lending segment. The mortgage lending segment ultimately funded the loans and then sold the loans either through securitizations or outright sales to third parties. The net deferred cost (income) became part of the cost basis of the loans and served to either increase (net deferred income) or decrease (net deferred cost) the gain or loss recognized by the mortgage lending and servicing segment. In 2004, these transactions were accounted for in the eliminations column. In 2005, the branch operations segment began originating and selling these loans to the mortgage lending segment instead of brokering the loans as in prior years. Therefore, the Company began recording the net deferred cost (income) to the branch operations segment instead of through the eliminations column. The following table summarizes these amounts for the year ended December 31, 2005 (dollars in thousands):

	2005	2004
Gains on sales of mortgage assets	$(140)	$8,472
Fee income	—	(11,277)
General & administrative expenses	—	10,182
Loss from discontinued operations	—	(7,236)

Note 17. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, (dollars in thousands):

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$264,694	$264,694	$268,563	$268,563
Mortgage loans:
Held-for-sale	1,291,556	1,298,244	747,594	758,932
Held-in-portfolio	28,840	29,452	59,527	61,214
Mortgage securities - available-for-sale	505,645	505,645	489,175	489,175
Mortgage securities - trading	43,738	43,738	143,153	143,153
Mortgage servicing rights	57,122	71,897	42,010	58,616
Deposits with derivative instrument counterparties	4,370	4,370	6,700	6,700
Accrued interest receivable	4,866	4,866	2,841	2,841
Financial liabilities:
Borrowings:
Short-term	1,418,569	1,418,569	905,528	905,528
Asset-backed bonds secured by mortgage loans	26,949	26,949	53,453	53,453
Asset-backed bonds secured by mortgage securities	125,630	123,965	336,441	336,726
Accrued interest payable	3,676	3,676	1,977	1,977
Derivative instruments:
Interest rate cap agreements	5,105	5,105	5,819	5,819
Interest rate swap agreements	3,290	3,290	6,143	6,143

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Mortgage loans – The fair value for all loans is estimated by discounting the projected future cash flows using market discount rates at which similar loans made to borrowers with similar credit ratings and maturities would be discounted in the market.

Mortgage securities – available-for-sale – Mortgage securities – available-for-sale is made up of residual securities and subordinated securities. The fair value of residual securities is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The fair value of the subordinated securities is estimated using quoted market prices.

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

Borrowings – The fair value of short-term borrowings and asset-backed bonds secured by mortgage loans approximates carrying value as the borrowings bear interest at rates that approximate current market rates for similar borrowings. The fair value of asset-backed bonds secured by mortgage securities is determined by the present value of future payments based on interest rate conditions at December 31, 2005 and 2004.

Derivative instruments – The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate rates. The fair value of commitments to originate mortgage loans is estimated using the Black-Scholes option pricing model.

Accrued interest receivable and payable – The fair value of accrued interest receivable and payable approximates their carrying value.

Note 18. Supplemental Disclosure of Cash Flow Information

(dollars in thousands)

	2005	2004	2003
Cash paid for interest	$79,880	$51,431	$41,058

Cash paid (received) for income taxes	(4,712)	27,944	18,831

Cash received on mortgage securities – available-for-sale with no cost basis	17,564	32,244	20,707

Cash received for dividend reinvestment plan	3,903	1,839	1,247

Non-cash investing and financing activities:
Cost basis of securities retained in securitizations	332,420	381,833	292,675

Retention of mortgage servicing rights	43,476	39,259	20,774

Change in loans under removal of accounts provision	23,452	6,455	3,020

Change in due to securitization trusts	(23,452)	(6,455)	(3,020)

Repurchase of mortgage loans from securitization trusts	7,423	—	—

Assets acquired through foreclosure	2,891	3,558	6,619

Dividends payable	45,070	73,431	30,559

Restricted stock issued in satisfaction of prior year accrued bonus	262	1,816	—

Note 19. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 are as follows (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2005	2004	2003
Numerator:
Income from continuing operations	$143,597	$126,738	$111,996
Dividends on preferred shares	(6,653)	(6,265)	—

Income from continuing operations available to common shareholders	136,944	120,473	111,996
Loss from discontinued operations, net of income tax	(4,473)	(11,349)	—

Net income available to common shareholders	$132,471	$109,124	$111,996

Denominator:
Weighted average common shares outstanding – basic	29,669	25,290	22,220

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	29,669	25,290	22,220
Stock options	316	435	601
Restricted stock	8	38	—

Weighted average common shares outstanding – dilutive	29,993	25,763	22,821

Basic earnings per share:
Income from continuing operations	$4.84	$5.01	$5.04
Dividends on preferred shares	(0.23)	(0.25)	—

Income from continuing operations available to common shareholders	4.61	4.76	5.04
Loss from discontinued operations, net of income tax	(0.15)	(0.45)	—

Net income available to common shareholders	$4.46	$4.31	$5.04

Diluted earnings per share:
Income from continuing operations	$4.79	$4.92	$4.91
Dividends on preferred shares	(0.22)	(0.24)	—

Income from continuing operations available to common shareholders	4.57	4.68	4.91
Loss from discontinued operations, net of income tax	(0.15)	(0.44)	—

Net income available to common shareholders	$4.42	$4.24	$4.91

The following stock options and warrants to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the number of shares assumed to be repurchased, as calculated, was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive:

	For the Year Ended December 31,
	2005	2004	2003
Number of stock options and warrants (in thousands)	93	15	15
Weighted average exercise price	$40.58	$33.59	$22.66

Note 20. Condensed Quarterly Financial Information (unaudited)

During 2004, the Company changed policies governing its broker branches, as discussed in Note 15. As a result, a significant number of branch managers have voluntarily terminated employment with the Company. On November 4, 2005, the Company adopted a formal plan to terminate substantially all of the remaining NHMI branches. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require the results of operations associated with those branches terminated subsequent to January 1, 2004 to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. The Company has presented the operating results of those branches terminated through December 31, 2005, as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2005 and 2004. The Company’s condensed consolidated quarterly operating results for the three months ended March 31, June 30 and September 30, 2005 and 2004 as revised from amounts previously reported to account for branches discontinued through December 31, 2005 are as follows (dollars in thousands, except per share amounts):

	2005 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net interest income before credit (losses) recoveries	$45,448	$54,109	$63,039	$56,333	$39,638	$42,947	$45,439	$43,410
Credit (losses) recoveries	(619)	(100)	(331)	12	(146)	(515)	(182)	117
Gains on sales of mortgage assets	18,385	32,570	10,829	6,389	51,780	25,174	46,415	21,581
Gains (losses) on derivative instruments	14,601	(7,848)	6,522	4,880	(25,398)	27,115	(19,536)	8,914
Income from continuing operations before income tax expense (benefit)	38,310	37,692	35,207	21,488	36,155	47,498	28,482	24,129
Income tax expense (benefit)	1,283	(2,602)	(2,357)	(7,224)	2,226	8,809	(48)	(1,461)
Income from continuing operations	37,027	40,294	37,564	28,712	33,929	38,689	28,530	25,590
Loss from discontinued operations, net of income tax	(1,824)	(775)	(1,271)	(603)	(3,004)	(3,063)	(4,142)	(1,140)
Net income	35,203	39,519	36,293	28,109	30,925	35,626	24,388	24,450
Dividends on preferred stock	1,663	1,663	1,663	1,664	1,275	1,663	1,663	1,664
Net income available to common shareholders	33,540	37,856	34,630	26,445	29,650	33,963	22,725	22,786

Basic earnings per share:
Income from continuing operations available to common shareholders	$1.28	$1.34	$1.17	$0.87	$1.32	$1.48	$1.08	$0.90
Loss from discontinued operations, net of income tax	(0.07)	(0.03)	(0.04)	(0.02)	(0.12)	(0.12)	(0.17)	(0.04)

Net income available to common shareholders	$1.21	$1.31	$1.13	$0.85	$1.20	$1.36	$0.91	$0.86

Diluted earnings per share:
Income from continuing operations available to common shareholders	$1.25	$1.32	$1.16	$0.86	$1.29	$1.46	$1.05	$0.89
Loss from discontinued operations, net of income tax	(0.06)	(0.03)	(0.04)	(0.02)	(0.12)	(0.12)	(0.16)	(0.04)

Net income available to common shareholders	$1.19	$1.29	$1.12	$0.84	$1.17	$1.34	$0.89	$0.85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

March 14, 2006

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report, included herein, on our assessment of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NovaStar Financial, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

March 14, 2006

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Item 401 and Item 405 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement, for the Annual Meeting of Shareholders to be held at May 5, 2006 at 11:30, Central Time, at the NovaStar Financial, Inc. Corporate Offices, 8140 Ward Parkway, Kansas City, Missouri 64114.

Information with respect to our corporate governance guidelines, charters of audit, compensation, nominating and corporate governance committees, and code of conduct may be obtained from the corporate governance section of our website (www.novastarmortgage.com) or by contacting us directly. References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference.

The code of conduct applies to our principal executive officer, principal financial officer, principal accounting officer, directors and other employees performing similar functions. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our code of conduct that applies our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions by disclosing such matters on our website.

Our investor relations contact information follows:

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

Item 11. Executive Compensation

Information with respect to Item 402 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement, for the Annual Meeting of Shareholders to be held at May 5, 2006 at 11:30 a.m., Central Time, at the NovaStar Financial, Inc. Corporate Offices, 8140 Ward Parkway, Kansas City, Missouri 64114.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to Item 403 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement, for the Annual Meeting of Shareholders to be held at May 5, 2006 at 11:30 a.m., Central Time, at the NovaStar Financial, Inc. Corporate Offices, 8140 Ward Parkway, Kansas City, Missouri 64114.

Item 13. Certain Relationships and Related Transactions.

Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement, for the Annual Meeting of Shareholders to be held at May 5, 2006 at 11:30 a.m., Central Time, at the NovaStar Financial, Inc. Corporate Offices, 8140 Ward Parkway, Kansas City, Missouri 64114.

Item 14. Principal Accountant Fees and Services.

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included on NovaStar Financial’s Proxy Statement, for the Annual Meeting of Shareholders to be held at May 5, 2006 at 11:30 a.m., Central Time, at the NovaStar Financial, Inc. Corporate Offices, 8140 Ward Parkway, Kansas City, Missouri 64114.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.
(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.1(13)	Articles of Amendment and Restatement of the Registrant

3.1.1(12)	Certificate of Amendment of the Registrant

3.1.2(8)	Articles Supplementary of the Registrant adopted January 15, 2004.

3.3.1(10)	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005

4.1(10)	Specimen Common Stock Certificate

4.3(9)	Specimen Preferred Stock Certificate

10.6(1)	Form of Master Repurchase Agreement for mortgage loan financing

10.7.1(2)	Form of Master Repurchase Agreement of the Registrant

10.8(6)	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman

10.9(6)	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson

10.10(14)	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries

10.11(13)	NovaStar Mortgage, Inc. Amended and Restated Deferred Compensation Plan

10.14(1)	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996

10.25(4)	NovaStar Financial Inc. 2004 Incentive Stock Plan

10.25.1(5)	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.25.2(5)	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.25.3(5)	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.26(5)	NovaStar Financial, Inc. Executive Officer Bonus Plan

10.27(7)	Employment Agreement between NovaStar Mortgage, Inc. and David A. Pazgan, Executive Vice President of NovaStar Mortgage, Inc.

10.28(7)	Description of Oral At-Will Agreement between NovaStar Financial, Inc. and Jeffrey D. Ayers, Senior Vice President, General Counsel and Secretary

10.29(7)	2004 Supplemental Compensation for Independent Directors

10.30(7)	2005 Compensation Plan for Independent Directors

10.31(7)	Employment Agreement between NovaStar Financial, Inc. and Gregory S. Metz, Senior Vice President and Chief Financial Officer

10.32(7)	Employment Agreement between NovaStar Financial, Inc. and Michael L. Bamburg, Senior Vice President and Chief Investment Officer

10.33(7)	Description of Oral At-Will Agreement between NovaStar Financial, Inc. and Rodney E. Schwatken, Vice President, Controller and Chief Accounting Officer

10.34(11)	Purchase Agreement, dated March 15, 2005, among the Registrant, NovaStar Mortgage, Inc., NovaStar Capital Trust I, Merrill Lynch International and Taberna Preferred Funding I, LTD

10.35(11)	Amended and Restated Trust Agreement, dated March 15, 2005, between the Registrant, JPMorgan Chase Bank, Chase Bank USA and certain administrative trustees

10.36(11)	Junior Subordinated Indenture, dated March 15, 2005, between the Registrant and JPMorgan Chase Bank

10.37(11)	Parent Guarantee Agreement, dated March 15, 2005, between the Registrant and JP Morgan Chase Bank

10.34(15)	NovaStar Financial, Inc. Long Term Incentive Plan

11.1(3)	Statement regarding computation of per share earnings

14.1(15)	NovaStar Financial, Inc. Code of Conduct

21.1	Subsidiaries of the Registrant

23.1	Consents of Deloitte & Touche LLP

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29, 1997, as amended.
(2)	Incorporated by reference to the correspondingly numbered exhibit to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 16, 2005.
(3)	See Note 19 to the consolidated financial statements.
(4)	Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-8 (333-116998) filed by the Registrant with the SEC on June 30, 2004.
(5)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 4, 2005.

(6)	Incorporated by reference to the correspondingly numbered exhibit to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
(7)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
(8)	Incorporated by reference to Exhibit 3.4 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
(9)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
(10)	Incorporated by reference to the correspondingly numbered exhibit to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
(11)	Incorporated by reference to the correspondingly numbered exhibit to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
(12)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on May 26, 2005.
(13)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-3 (333-126699) filed by the Registrant with the SEC on July 19, 2005.
(14)	Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005.
(15)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 14, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC
(Registrant)

DATE: March 15, 2006	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE: March 15, 2006	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: March 15, 2006	/s/ W. LANCE ANDERSON
W. Lance Anderson, President,
Chief Operating Officer and Director

DATE: March 15, 2006	/s/ GREGORY S. METZ
Gregory S. Metz, Chief Financial Officer
(Principal Financial Officer)

DATE: March 15, 2006	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Vice President,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATE: March 15, 2006	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE: March 15, 2006	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE: March 15, 2006	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE: March 15, 2006	/s/ DONALD M. BERMAN
Donald M. Berman, Director