Form 10-Q
period 2006-03-31
NOVASTAR FINANCIAL INC
filed 2006-05-05
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2006 was 32,840,815.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$100,496	$264,694
Mortgage loans – held-for-sale	890,704	1,291,556
Mortgage loans – held-in-portfolio	2,526,966	28,840
Mortgage securities – available-for-sale	445,395	505,645
Mortgage securities – trading	54,280	43,738
Warehouse notes receivable	51,451	25,390
Mortgage servicing rights	50,983	57,122
Deferred income tax asset, net	34,934	30,780
Servicing related advances	29,450	26,873
Derivative instruments, net	24,474	12,765
Accrued interest receivable	16,697	1,907
Property and equipment, net	11,514	13,132
Other assets	26,576	33,292

Total assets	$4,263,920	$2,335,734

Liabilities and Shareholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$3,325,772	$1,238,122
Short-term borrowings secured by mortgage securities	85,455	180,447
Asset-backed bonds secured by mortgage loans	24,688	26,949
Asset-backed bonds secured by mortgage securities	78,930	125,630
Junior subordinated debentures	48,742	48,664
Dividends payable	45,804	45,070
Due to securitizations trusts	49,835	44,382
Accounts payable and other liabilities	58,467	62,250

Total liabilities	3,717,693	1,771,514
Commitments and contingencies (Note 8)
Shareholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized: Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares issued and outstanding	30	30
Common stock, 32,716,949 and 32,193,101 shares issued and outstanding, respectively	327	322
Additional paid-in capital	595,987	581,580
Accumulated deficit	(152,643)	(128,554)
Accumulated other comprehensive income	103,188	111,538
Other	(662)	(696)

Total shareholders’ equity	546,227	564,220

Total liabilities and shareholders’ equity	$4,263,920	$2,335,734

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2006	2005
Interest income:
Mortgage securities	$42,575	$40,463
Mortgage loans held-for-sale	33,916	20,279
Mortgage loans held-in-portfolio	1,802	1,313

Total interest income	78,293	62,055
Interest expense:
Short-term borrowings secured by mortgage loans	22,942	10,263
Short-term borrowings secured by mortgage securities	946	800
Asset-backed bonds secured by mortgage loans	328	417
Asset-backed bonds secured by mortgage securities	1,817	4,807
Net settlements of derivative instruments used in cash flow hedges	—	180
Junior subordinated debentures	1,071	140

Total interest expense	27,104	16,607

Net interest income before provision for credit losses	51,189	45,448
Provision for credit losses	3,545	619

Net interest income	47,644	44,829
Gains on sales of mortgage assets	764	18,246
Gains on derivative instruments	8,591	14,601
Impairment on mortgage securities – available-for-sale	(1,965)	(1,612)
Fee income	8,900	10,722
Premiums for mortgage loan insurance	(2,348)	(942)
Other income, net	7,173	3,860
General and administrative expenses:
Compensation and benefits	29,851	27,932
Office administration	7,114	7,459
Professional and outside services	4,401	4,219
Loan expense	1,670	3,164
Marketing	1,511	2,356
Other	4,785	5,482

Total general and administrative expenses	49,332	50,612

Income from continuing operations before income tax (benefit) expense	19,427	39,092
Income tax (benefit) expense	(5,043)	1,574

Income from continuing operations	24,470	37,518
Loss from discontinued operations, net of income tax	(442)	(2,315)

Net income	24,028	35,203
Dividends on preferred shares	(1,663)	(1,663)

Net income available to common shareholders	$22,365	$33,540

		Continued

	For the Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Income from continuing operations available to common shareholders	$0.70	$1.29
Loss from discontinued operations, net of income tax	(0.01)	(0.08)

Net income available to common shareholders	$0.69	$1.21

Diluted earnings per share:
Income from continuing operations available to common shareholders	$0.70	$1.27
Loss from discontinued operations, net of income tax	(0.01)	(0.08)

Net income available to common shareholders	$0.69	$1.19

Weighted average basic shares outstanding	32,397	27,766

Weighted average diluted shares outstanding	32,643	28,111

Dividends declared per common share	$1.40	$1.40

See notes to condensed consolidated financial statements		Concluded

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Stockholders’ Equity
Balance, January 1, 2006	$30	$322	$581,580	$(128,554)	$111,538	$(696)	$564,220
Forgiveness of founders’ notes receivable	—	—	—	—	—	34	34
Issuance of common stock, 426,181 shares	—	4	12,427	—	—	—	12,431
Issuance of stock under stock compensation plans, 98,160 shares	—	1	560	—	—	—	561
Compensation recognized under stock compensation plans	—	—	553	—	—	—	553
Dividend equivalent rights (DERs) on vested options	—	—	183	(656)	—	—	(473)
Dividends on common stock ($1.40 per share)	—	—	—	(45,798)	—	—	(45,798)
Dividends on preferred stock ($0.56 per share)	—	—	—	(1,663)	—	—	(1,663)
Common stock repurchased, 493 shares	—	—	(17)	—	—	—	(17)
Tax benefit derived from capitalization of affiliate	—	—	739	—	—	—	739
Tax deficiency derived from stock compensation plans	—	—	(38)	—	—	—	(38)

Comprehensive income:
Net income				24,028			24,028
Other comprehensive income					(8,350)		(8,350)
Total comprehensive income							15,678

Balance, March 31, 2006	$30	$327	$595,987	$(152,643)	$103,188	$(662)	$546,227

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$24,470	$37,518
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Amortization of mortgage servicing rights	8,397	5,746
Impairment on mortgage securities – available-for-sale	1,965	1,612
Gains on derivative instruments	(8,591)	(14,601)
Depreciation expense	1,935	1,808
Losses on disposals of property and equipment	39	—
Amortization of deferred debt issuance costs	695	1,622
Compensation recognized under stock compensation plans	553	458
Provision for credit losses	3,545	619
Amortization of premiums on mortgage loans	18	85
Tax deficiencies derived from stock compensation plans	(38)	(3)
Forgiveness of founders’ promissory notes	34	35
Accretion of available-for-sale and trading securities	(40,757)	(36,761)
Gains on sales of mortgage assets	(764)	(18,246)
Gains on trading securities	(2,409)	—
Originations and purchases of mortgage loans held-for-sale	(2,891,530)	(1,975,146)
Proceeds from repayments of mortgage loans held-for-sale	28,522	1,174
Proceeds from sales of mortgage loans held-for-sale to third parties	382,128	12,057
Proceeds from sales of mortgage loans held-for-sale in securitizations	378,944	2,066,840
Purchase of mortgage securities - trading	(18,898)	—
Proceeds from paydowns of mortgage securities - trading	1,380	—
Proceeds from sale of mortgage securities - trading	11,223	143,153
Changes in:
Servicing related advances	(2,567)	563
Accrued interest receivable	(13,470)	(10,148)
Derivative instruments, net	(1,610)	1,754
Deferred tax asset	(6,431)	4,444
Other assets	(27,061)	(2,615)
Accounts payable and other liabilities	(6,451)	(2,243)

Net cash (used in) provided by operating activities from continuing operations	(2,176,729)	219,725
Net cash used in operating activities from discontinued operations	(882)	(2,308)

Net cash (used in) provided by operating activities	(2,177,611)	217,417
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	103,037	113,783
Proceeds from repayments of mortgage loans held-in-portfolio	1,872	4,127
Proceeds from sales of assets acquired through foreclosure	162	709
Purchases of property and equipment	(356)	(2,232)

Net cash provided by investing activities	104,715	116,387

Continued

Cash flows from financing activities:
Payments on asset-backed bonds	(49,578)	(100,433)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	11,689	216
Net change in short-term borrowings	1,992,658	(243,925)
Proceeds from issuance of junior subordinated debentures	—	48,428
Repurchase of common stock	(17)	—
Dividends paid on vested options	(347)	—
Dividends paid on preferred stock	(1,663)	(1,663)
Dividends paid on common stock	(44,044)	(67,080)

Net cash provided by (used in) financing activities	1,908,698	(364,457)

Net decrease in cash and cash equivalents	(164,198)	(30,653)
Cash and cash equivalents, beginning of period	264,694	268,563

Cash and cash equivalents, end of period	$100,496	$237,910

See notes to condensed consolidated financial statements	Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash paid for interest	$23,164	$16,289

Cash paid for income taxes	4,707	48

Cash received on mortgage securities – available-for-sale with no cost basis	1,818	3,812

Cash received for dividend reinvestment plan	1,020	1,669

Non-cash operating, investing and financing activities:
Cost basis of securities retained in securitizations	9,485	88,433

Retention of mortgage servicing rights	2,258	11,448

Change in loans under removal of accounts provision	5,454	(828)

Change in due to securitization trusts	(5,454)	828

Transfer of loans to held-in-portfolio from held-for-sale	2,503,920	—

Assets acquired through foreclosure	1,221	666

Dividends payable	45,804	40,720

Tax benefit derived from capitalization of affiliate	739	—

Restricted stock issued in satisfaction of prior year accrued bonus	283	262

See notes to condensed consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 (Unaudited)

Note 1. Financial Statement Presentation

NovaStar Financial, Inc. and subsidiaries (the “Company”) operate as a specialty finance company that originates, purchases, sells, invests in and services residential nonconforming loans. The Company offers a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including United States of America government-sponsored entities such as Fannie Mae or Freddie Mac. The Company retains significant interests in the nonconforming loans originated and purchased through its mortgage securities investment portfolio. Historically, the Company has serviced all of the loans in which it retains interests through its servicing platform.

The Company’s condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassification to prior year amounts have been made to conform to current year presentation. In accordance with SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets, the Company has reclassified the operating results of those branches terminated through March 31, 2006, as discontinued operations in the Consolidated Statement of Income for the three months ended March 31, 2006.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

As of March 31, 2006, the Company had purchased approximately $1 billion of mortgage loans and securities from counterparties and it had subsequently financed the mortgage loans and securities through repurchase agreements with that same counterparty. These mortgage assets remained on the condensed consolidated balance sheet as of March 31, 2006. The FASB has been deliberating on a technical interpretation of GAAP with respect to the accounting for transactions where assets are purchased and simultaneously financed through a repurchase agreement with the same party and whether these transactions create derivatives requiring a “net” presentation instead of the acquisition of assets and related financing obligation. The Company’s current accounting for these transactions is to record the transactions as an acquisition of assets and related financing obligation. The alternative accounting treatment would be to record any net cash representing the “haircut” amount as a deposit and the forward leg of the repurchase agreement (that is, the obligation to purchase the financial asset(s) at the end of the repo term) as a derivative. Because the FASB has not issued any guidance on this matter as of the filing date of this report, the Company has not changed its accounting treatment for this item. If the Company would be required to change its current accounting based on this interpretation the Company does not believe that there would be a material impact on its condensed consolidated statements of income, however, total assets and total liabilities would be reduced by approximately $1 billion on the Company’s condensed consolidated balance sheet at March 31, 2006. Also, cash flows from operating and investing activities would be adjusted by approximately $1 billion. The Company believes cash flows, liquidity, and ability to pay a dividend would be unchanged, and it does not believe the economics of the transactions or its taxable income or status as a REIT would be affected.

Note 2. New Accounting Pronouncements

At March 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 14. From January 1, 2004 through January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)), Share-Based Payment, using the modified-prospective-transition method. Because the Company was applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the condensed consolidated financial statements.

Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Additionally, the write-off of deferred tax assets relating to the excess of recognized compensation cost over the tax deduction resulting from the award will continue to be reflected within operating cash flows. The Company recorded no excess tax benefits during the three months ended March 31, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a Qualifying Special Purpose Entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The Company is still evaluating the impact the adoption of this statement will have on its condensed consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, so long as the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company is still evaluating the impact the adoption of this statement will have on its condensed consolidated financial statements.

Note 3. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Mortgage loans – held-for-sale:
Outstanding principal	$836,849	$1,235,159
Net premium	4,020	12,015

	840,869	1,247,174
Loans under removal of accounts provision	49,835	44,382

Mortgage loans – held-for-sale	$890,704	$1,291,556

Weighted average coupon	8.55%	8.11%

Percent with prepayment penalty	63%	65%

Mortgage loans – held-in-portfolio:
Outstanding principal	$2,485,589	$29,084
Net unamortized premium	45,514	455

Amortized cost	2,531,103	29,539
Allowance for credit losses	(4,137)	(699)

Mortgage loans – held-in-portfolio	$2,526,966	$28,840

Weighted average coupon	7.95%	9.85%

On March 31, 2006, as a result of the Company’s intention to structure certain securitizations as financing arrangements in the second quarter of 2006, the Company transferred $2.5 billion of mortgage loans from its held-for-sale classification to held-in-portfolio. Approximately $1.4 billion of the $2.5 billion was transferred into the NMFT Series 2006-1 securitization which was structured as a financing transaction and closed on April 28, 2006. The remaining $1.1 billion represents Option ARM (MTA) product originated and purchased by the Company which will be transferred into a MTA securitization structured as a financing transaction. The Company expects the MTA securitizations to settle during the second quarter of 2006. The Company has the ability and intent to hold the mortgage loans to maturity.

Note 4. Loan Securitizations

On January 20, 2006 the Company delivered the remaining $379 million of loans into the NovaStar Mortgage Funding Trust (“NMFT”) Series 2005-4 securitization trust. Derivative instruments were also transferred into the trust to reduce interest rate risk to the third-party bondholders. Details of this transaction are as follows (dollars in thousands):

	Net Bond Proceeds	Allocated Value of Retained Interests		Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
		Mortgage Servicing Rights	Subordinated Bond Classes
NMFT Series 2005-4	$378,944	$2,258	$9,485	$378,944	$259	$1,203

In this securitization, the Company retained interest-only, prepayment penalty and other subordinated interests in the underlying cash flows and servicing responsibilities from the financial assets transferred. The value of the Company’s retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Note 5. Mortgage Securities – Available-for-Sale

Mortgage securities – available-for-sale consist of the Company’s investment in the residual securities and subordinated securities that the trusts issued. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The cost basis, unrealized gains and losses and estimated fair value of mortgage securities – available-for-sale as of March 31, 2006 and December 31, 2005 were as follows (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value
As of March 31, 2006	$339,193	$106,202	$—	$445,395
As of December 31, 2005	394,107	113,785	(2,247)	505,645

During the three months ended March 31, 2006 and 2005, management concluded that the decline in value on certain securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $2.0 million during the there months ended March 31, 2006 and $1.6 million during the three months ended March 31, 2005.

As of December 31, 2005, the Company had two subordinated available-for-sale securities with fair values aggregating $42.8 million that were not deemed to be other-than-temporarily impaired.

The servicing agreements the Company executes for loans it has securitized include a “clean up” call option which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. At March 31, 2006, the Company had the right, not the obligation, to repurchase $136.7 million of mortgage loans from the NMFT Series 2000-1, NMFT Series 2000-2, NMFT Series 2001-1 and NMFT Series 2001-2 securitization trusts.

The following table is a rollforward of mortgage securities – available-for-sale from January 1, 2005 to March 31, 2006 (in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2005	$409,946	$79,229	$489,175
Increases (decreases) to mortgage securities:
New securities retained in securitizations	289,519	2,073	291,592
Accretion of income (A)	171,734	—	171,734
Proceeds from paydowns of securities (A) (B)	(452,050)	—	(452,050)
Impairment on mortgage securities - available-for-sale	(17,619)	17,619	—
Transfer of basis to mortgage loans held-for-sale due to repurchase of mortgage loans from securitization trust (C)	(7,423)	—	(7,423)
Mark-to-market value adjustment	—	12,617	12,617

Net increase (decrease) to mortgage securities	(15,839)	32,309	16,470

As of December 31, 2005	394,107	111,538	505,645

Increases (decreases) to mortgage securities:
New securities retained in securitizations	9,485	65	9,550
Accretion of income (A)	39,202	—	39,202
Proceeds from paydowns of securities (A) (B)	(101,636)	—	(101,636)
Impairment on mortgage securities - available-for-sale	(1,965)	1,965	—
Mark-to-market value adjustment	—	(7,366)	(7,366)

Net decrease to mortgage securities	(54,914)	(5,336)	(60,250)

As of March 31, 2006	$339,193	$106,202	$445,395

(A)	Cash received on mortgage securities with no cost basis was $1.8 million for the three months ended March 31, 2006 and $17.6 million for the year ended December 31, 2005.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts and included in other assets. As of March 31, 2006 and December 31, 2005, the Company had receivables from securitization trusts of $1.0 million and $2.4 million, respectively, related to mortgage securities with a remaining cost basis. Also, the Company had receivables from securitization trusts of $20,000 and $440,000 related to mortgage securities with a zero cost basis as of March 31, 2006 and December 31, 2005, respectively.
(C)	The remaining loans in the NMFT Series 1999-1 securitization trust were called on September 25, 2005.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of March 31, 2006 to mature in one to five years.

Note 6. Mortgage Securities - Trading

As of March 31, 2006, mortgage securities – trading consisted of certain subordinated securities retained by the Company from its NMFT Series 2005-4 securitization transaction as well as subordinated securities purchased from other issuers in the open market. Management estimates their fair value based on quoted market prices. The following table summarizes the Company’s mortgage securities – trading as of March 31, 2006 (dollars in thousands):

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A-	$6,932	$5,787	$5,927	1	12.0%
BBB+	13,700	11,418	11,824	2	13.7
BBB	36,219	26,628	29,000	3	17.5
BBB-	2,500	2,009	2,009	1	12.0
BB+	4,500	3,906	3,906	3	12.0
BB	2,000	1,614	1,614	1	12.0

Total	$65,851	$51,362	$54,280	11	15.3%

The Company recognized net trading gains of $2.4 million for the three months ended March 31, 2006.

On February 23, 2006, the Company sold the M-9 bond class security which it had retained from its NMFT Series 2005-4 securitization and recognized a gain on the sale of approximately $351,000.

As of March 31, 2006 the Company had pledged all of its trading securities as collateral for financing purposes.

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

2)	the value of NMI’s net equity investment in NovaStar Trust.

As of March 31, 2006, NovaStar Trust had the following assets:

1)	whole loans: $608.1 million

2)	cash and cash equivalents: $1.0 million.

As of March 31, 2006, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $605.1 million, and

2)	$4.0 million in members’ equity investment.

Note 8. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At March 31, 2006, the Company had outstanding commitments to originate, purchase and sell loans of $513.5 million, $14.4 million and $155.4 million, respectively. At December 31, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During the first three months of 2006, the Company sold $0.4 billion of loans with recourse for borrower defaults. The Company maintained a $1.8 million reserve related to these guarantees as of March 31, 2006. During the first three months of 2006 the Company paid $5.6 million in cash to repurchase loans sold to third parties.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of March 31, 2006 and December 31, 2005, the Company had loans sold with recourse with an outstanding principal balance of $11.7 billion and $12.7 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant, therefore, the Company has recorded no reserves related to these guarantees.

The Company’s branches broker loans to third parties in the ordinary course of business where the third party has recourse against the Company for certain borrower defaults. Because the loans were never on the Company’s balance sheet, the recourse component is considered a guarantee. During the first three months of 2006, the Company’s branches brokered $113.3 million of loans with recourse for borrower defaults. The Company maintained a $400,000 reserve related to these guarantees as of March 31, 2006.

Contingencies. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names the Company defendants and three of the Company’s executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. The Company believes that these claims are without merit and continues to vigorously defend against them.

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

In July 2004, an employee of NHMI, a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed from July 30, 2001 (2000 in California) through November 18, 2005 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”) and California state laws. In January 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers covering the period commencing July 30, 2001 (2000 in California) to May 1, 2006. The settlement covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period, and was approved by the Court on May 1, 2006. Since not all class members elected to be part of the settlement, the Company obligation related to the settlement is in a range of $1.7 million. Prior to 2006, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.5 million. In

2006 the Company recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to $1.7 million.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases allege that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”) alleging violations of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and alleging certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief and attorney fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc. et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc. et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy alleging certain LLCs provided settlement services without the borrower’s knowledge. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Lender Act by acting as lenders and/or brokers in Maryland without proper licenses and allege this arrangement amounted to a civil conspiracy. The plaintiffs in both the Miller and Jones cases seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. The Company believes that these claims are without merit and intends to vigorously defend against them.

In December 2005, a putative class action was filed against NovaStar Mortgage in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NovaStar Mortgage failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. The plaintiffs seek a return of fees paid on the affected loans, excess interest charged, and damage to plaintiffs’ credit and finances, treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. The Company believes that these claims are without merit and intends to vigorously defend against them.

In December 2005, a putative class action was filed against NHMI in the United States District Court for the Middle District of Louisiana entitled Pearson v. NovaStar Home Mortgage, Inc. Plaintiff contends that NHMI violated the federal Fair Credit Reporting Act (“FCRA”) in connection with its use of pre-approved offers of credit. Plaintiff seeks (on his own behalf, as well as for others similarly situated) statutory damages, other nominal damages, punitive damages and attorney’s fees and costs. The Company believes that these claims are without merit and intends to vigorously defend against them.

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

In April 2004, the Company received notice of an informal inquiry from the Commission requesting that we provide various documents relating to our business. The Company has cooperated fully with the Commission’s inquiry and provided it with the requested information.

Note 9. Issuance and Repurchase of Capital Stock

The Company sold 426,181 shares of its common stock during the three months ended March 31, 2006 under its DRIP. Net proceeds of $11.4 million were raised under these sales of common stock.

During the three months ended March 31, 2006, 98,160 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.3 million were received under these issuances.

On January 20, 2006, the Company initiated offers to rescind certain shares of its common stock issued pursuant to its 401(k) plan and DRIP which may have been sold in a manner that may not have complied with the registration requirements of applicable securities laws. The Company repurchased 493 shares of its common stock from eligible investors who accepted the rescission offers as of March 31, 2006, the date the rescission offers expired.

Note 10. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands).

	For the Three Months Ended March 31,
	2006	2005
Net Income	$24,028	$35,203
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale, net of tax	(10,315)	30,416
Impairment on mortgage securities - available-for-sale reclassified to earnings	1,965	1,612
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	—	109

Other comprehensive (loss) income	(8,350)	32,137

Total comprehensive income	$15,678	$67,340

Note 11. Branch Operations

On November 4, 2005, the Company adopted a formal plan to terminate all of the remaining NHMI branches by June 30, 2006. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The discontinued operations apply to the branch operations segment presented in Note 12. The Company has presented the operating results of those branches terminated through March 31, 2006, as discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2006 and 2005. The operating results of all discontinued operations are summarized as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005
(Loss) Gain on sale of mortgage assets	$(1)	$139
Fee income	1,861	13,101
General and administrative expenses	(2,564)	(16,926)

Loss before income tax benefit	(704)	(3,686)
Income tax benefit	(262)	(1,371)

Loss from discontinued operations	$(442)	$(2,315)

As of March 31, 2006, the Company had $0.9 million in cash, $0.2 million receivables included in other assets and $1.1 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets. As of December 31, 2005, the Company had $1.3 million in cash, $0.2 million in receivables included in other assets and $1.6 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets. The discontinued operations only impacted cash flows from operations section of the condensed consolidated statement of cash flows for the periods ending March 31, 2006 and March 31, 2005.

Note 12. Segment Reporting

The Company reviews, manages and operates its business in four segments: mortgage portfolio management, mortgage lending, loan servicing and branch operations. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. Mortgage lending operations include the marketing, underwriting and funding of loan production. Loan servicing operations represent the income and costs to service the Company’s portfolio of loans. Branch operations include the collective income generated by NHMI, a wholly owned subsidiary of the Company, brokers and the associated operating costs. Also, the corporate-level income and costs to support the NHMI branches are represented in the branch operations segment. Branches that have terminated through March 31, 2006 have been segregated from the results of the ongoing operations of the Company for the three months ended March 31, 2006 and 2005. Following is a summary of the operating results of the Company’s segments for the three months ended March 31, 2006 and 2005, as reclassified to reflect the operations of branches closed from January 1, 2004 through March 31, 2006 as discontinued operations for the three months ended March 31, 2006 and March 31, 2005 (dollars in thousands):

For the Three Months Ended March 31, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$44,377	$33,860	$—	$60	$(4)	$78,293
Interest expense	3,767	26,679	—	189	(3,531)	27,104

Net interest income (loss) before provision for credit losses	40,610	7,181	—	(129)	3,527	51,189
Provision for credit losses	(3,545)	—	—	—	—	(3,545)
Gains on sales of mortgage assets	327	17,235	—	359	(17,157)	764
Premiums for mortgage loan insurance	(56)	(2,292)	—	—	—	(2,348)
Fee income	—	1,600	6,012	2,247	(959)	8,900
Gains on derivative instruments	—	8,591	—	—	—	8,591
Impairment on mortgage securities – available- for-sale	(1,965)	—	—	—	—	(1,965)
Other income (expense)	7,429	(2,760)	5,820	173	(3,489)	7,173
General and administrative expenses	(4,326)	(31,375)	(9,601)	(4,030)	—	(49,332)

Income (loss) from continuing operations before income tax expense (benefit)	38,474	(1,820)	2,231	(1,380)	(18,078)	19,427
Income tax expense (benefit)	—	(694)	851	(526)	(4,674)	(5,043)

Income (loss) from continuing operations	38,474	(1,126)	1,380	(854)	(13,404)	24,470
Loss from discontinued operations, net of income tax	—	—	—	(172)	(270)	(442)

Net income (loss)	$38,474	$(1,126)	$1,380	$(1,026)	$(13,674)	$24,028

For the Three Months Ended March 31, 2005

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Branch Operations	Eliminations	Total
Interest income	$41,776	$20,202	$—	$79	$(2)	$62,055
Interest expense	6,024	12,311	—	40	(1,768)	16,607

Net interest income before provision for credit losses	35,752	7,891	—	39	1,766	45,448
Provision for credit losses	(619)	—	—	—	—	(619)
Gains on sales of mortgage assets	114	13,746	—	712	3,674	18,246
Premiums for mortgage loan insurance	(99)	(843)	—	—	—	(942)
Fee income	—	2,149	7,205	2,707	(1,339)	10,722
(Losses) gains on derivative instruments	(52)	14,653	—	—	—	14,601
Impairment on mortgage securities – available- for-sale	(1,612)	—	—	—	—	(1,612)
Other income	2,836	183	2,515	16	(1,690)	3,860
General and administrative expenses	(3,174)	(34,436)	(7,872)	(5,130)	—	(50,612)

Income (loss) from continuing operations before income tax expense (benefit)	33,146	3,343	1,848	(1,656)	2,411	39,092
Income tax expense (benefit)	—	215	818	(637)	1,178	1,574

Income (loss) from continuing operations	33,146	3,128	1,030	(1,019)	1,233	37,518
Loss from discontinued operations, net of income tax	—		—	(544)	(1,771)	(2,315)

Net income (loss)	$33,146	$3,128	$1,030	$(1,563)	$(538)	$35,203

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Amounts paid to (received from) mortgage portfolio management from (to) mortgage lending:
Interest income on intercompany debt	$3,528	$1,745
Guaranty, commitment, loan sale and securitization fees	990	2,434
Interest income on warehouse borrowings	—	20
Gains on sales of mortgage securities – available-for-sale retained in securitizations	(65)	(799)
Gains on sales of mortgage loans	(19,213)	—
Amounts paid to (received from) mortgage portfolio management from (to) loan servicing:
Loan servicing fees	$(36)	$(75)
Amounts paid to (received from) mortgage lending from (to) loan servicing:
Loan servicing fees	$(4)	$—
Amounts paid to (received from) branch operations from (to) mortgage lending:
Lender premium (A)	$1,347	$4,083
Interest income on warehouse line	(4)	(2)
Fee income on warehouse line	(1)	(1)
Gains on sales of loans	370	—

(A)	Approximately $0.4 million and $2.8 million of this elimination is related to discontinued operations for the three months ended March 31, 2006 and 2005, respectively.

Note 13. Earnings Per Share

The computations of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2006	2005
Numerator:

Income from continuing operations	$24,470	$37,518

Dividends on preferred shares	(1,663)	(1,663)

Income from continuing operations available to common shareholders	22,807	35,855

Loss from discontinued operations, net of income tax	(442)	(2,315)

Net income available to common shareholders	$22,365	$33,540

Denominator:
Weighted average common shares outstanding – basic	32,397	27,766

Weighted average common shares outstanding – dilutive:

Weighted average common shares outstanding – basic	32,397	27,766

Stock options	230	339
Restricted stock	16	6

Weighted average common shares outstanding – dilutive	32,643	28,111

Basic earnings per share:

Income from continuing operations	$0.75	$1.35

Dividends on preferred shares	(0.05)	(0.06)

Income from continuing operations available to common shareholders	0.70	1.29

Loss from discontinued operations, net of income tax	(0.01)	(0.08)

Net income available to common shareholders	$0.69	$1.21

Diluted earnings per share:

Income from continuing operations	$0.75	$1.33

Dividends on preferred shares	(0.05)	(0.06)

Income from continuing operations available to common shareholders	0.70	1.27

Loss from discontinued operations, net of income tax	(0.01)	(0.08)

Net income available to common shareholders	$0.69	$1.19

The following restricted stock and stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive:

	For the Three Months Ended March 31,
	2006	2005
Number of stock options and restricted stock (in thousands)	189	91
Weighted average exercise price	$32.67	$40.73

Note 14. Stock Compensation Plans

On June 8, 2004, the Company’s 1996 Stock Option Plan (the “1996 Plan”) was replaced by the 2004 Incentive Stock Plan (“the 2004 Plan”). The 2004 Plan provides for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), deferred stock, restricted stock, performance share awards, dividend equivalent rights (“DERs”) and stock appreciation and limited stock appreciations awards (“SARs”). The Company has granted ISOs, NQSOs, restricted stock, performance share awards and DERs. ISOs may be granted to employees of the Company. NQSOs, DERs, SARs and stock awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for grant is equal to 2.5 million shares of common stock. The Plan will remain in effect unless terminated by the Board of Directors or no shares of stock remain available for awards to be granted. The Company’s policy is to issue new shares upon option exercise.

Effective January 1, 2006, the Company adopted SFAS No. 123(R). The Company recorded stock-based compensation expense of $553,000 and $458,000 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $5.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. The cost is expected to be amortized over a weighted average period of 3.71 years.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options generally vest equally over four years and expire ten years after the date of grant. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.6 million and $1.1 million, respectively. The total fair value of options vested during the three months ended March 31, 2006 and 2005 was $935,000 and $34,000, respectively.

The following table summarizes stock option activity for the three months ended March 31, 2006 and 2005, respectively:

	2006			2005
Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	401,168	$18.39		433,600	$10.16
Granted	142,040	31.21		76,265	42.13

Exercised	(29,500)	9.41		(32,500)	8.36
Forfeited	(4,800)	13.42		—	—

Outstanding at the end of period	508,908	$22.53	$5,551,230	477,365	$15.39	$9,842,813

Exercisable at the end of period	232,884	$14.09	$4,505,292	189,350	$7.26	$5,444,053

Pursuant to a resolution of the Company’s compensation committee of the Board of Directors dated December 14, 2005, 227,455 and 70,363 options issued to employees and directors, respectively, were modified. The Company modified all options which were either unvested as of January 1, 2005 or were granted during 2005. For employee options, the rate in which DERs accrue was modified from sixty percent of the dividend per share amount to one hundred percent and the form for which DERs will be paid was modified from stock to cash upon vesting. For director options, only the form for which DERs will be paid was modified from stock to cash upon vesting. These options were granted and canceled during the fourth quarter of 2005. No modifications were made to the exercise prices, vesting periods or expiration dates. At the date of modification, the canceled options were revalued and the modified options were initially valued. The incremental difference between the value of the modified option and the canceled option will be amortized into compensation expense over the remaining vesting period.

For options which vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. Certain of the options exercised during the three months ended March 31, 2006 and 2005 had DERs attached to them when issued. As a result of these exercises, an additional 12,479 and 8,187 shares of common stock were issued during the three months ended March 31, 2006 and 2005, respectively.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The following table presents information on stock options outstanding as of March 31, 2006.

Exercise Price	Outstanding			Exercisable
	Quantity	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$1.53 – $7.16	83,500	4.76	$5.63	83,500	$5.63
$7.91 - $12.97	160,350	6.47	11.89	105,600	11.69
$22.66 - $33.59	172,040	9.48	30.67	11,250	26.30
$36.20 - $42.13	93,018	8.95	41.00	32,534	39.40

	508,908	9.30	$22.53	232,884	$14.09

The following table summarizes the weighted average fair value of options granted during the three months ended March 31, 2006 and 2005, determined using the Black-Scholes option pricing model and the assumptions used in their determination. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock.

	2006	2005
Weighted average:
Fair value, at date of grant	$12.61	$12.85
Expected life in years	5	5
Annual risk-free interest rate	4.6%	4.1%

Volatility	38.5%	46.8%
Dividend yield	0.0%	4.8%

The Company granted and issued shares of restricted stock during the first three months of 2006 and 2005. The 2006 restricted stock awards vest at the end of 5 years while the 2005 restricted stock awards vest at the end of 10 years.

During the first three months of 2005, the Company granted restricted shares to employees and officers under Performance Contingent Deferred Stock Award Agreements. Under the agreements, the Company will issue shares of restricted stock if certain performance targets are achieved by the Company within a three-year period. The shares vest equally over two years upon issuance. No shares were issued under these agreements during the first three months of 2006 or 2005 and the total number of shares which can be issued in the future is 21,185 as of March 31, 2006.

In November 2004, the Company entered into a Performance Contingent Deferred Stock Award Agreement with an executive of the Company. Under the agreement, the Company will issue shares of restricted stock if certain performance targets based on wholesale nonconforming origination volume are achieved by the Company within a five-year period. The shares vest equally over four years upon issuance. No shares were issued related to this agreement in 2005 and the total number of shares that can be issued in the future is 100,000 as of March 31, 2006.

The following table summarizes restricted stock activity for the first three months of 2006 and 2005, respectively:

	2006 Shares	2005 Shares
Outstanding at the beginning of year	169,969	140,300
Granted	62,182	46,050
Vested	(9,714)	(10,076)
Forfeited	(500)	—

Outstanding at the end of year	221,937	176,274

The total fair value of restricted stock vested during the three months ended March 31, 2006 and 2005 was $427,000 and $468,000, respectively.

Note 15. Subsequent Events

On April 18, 2006, NovaStar Capital Trust II, a Delaware statutory trust (the “Trust”), issued and sold $35 million in aggregate principal amount of preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities at a rate equal to the three-month LIBOR plus 3.5%, reset quarterly. The Trust simultaneously issued the Trust’s common securities (the “Common Securities”) to (“NMI”), a taxable REIT subsidiary of the Company, for a purchase price of $1,083,000, which constitutes all of the issued and outstanding common securities of the Trust.

The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $36,083,000 in aggregate principal amount of unsecured junior subordinated notes due June 30, 2036 issued by NMI (the “Junior Subordinated Notes”). The net proceeds to NMI from the sale of the Junior Subordinated Notes to the Trust will be used by the Company for general corporate purposes.

The Junior Subordinated Notes were issued pursuant to a Junior Subordinated Indenture, dated April 18, 2006 (the “Indenture”), between NMI, the Company and JPMorgan Chase Bank, NA, as trustee. The terms of the Junior Subordinated Notes are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Junior Subordinated Notes paid by NMI will be used by the Trust to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indenture permits the redemption of the Junior Subordinated Notes (and thus a like amount of the Trust Preferred Securities) at par on or after June 30, 2011. If the Junior Subordinated Notes are redeemed, the Trust must redeem a like amount of the Trust Preferred Securities.

In connection with the offering of Trust Preferred Securities, the Company entered into a Parent Guarantee Agreement with JP Morgan Chase Bank, NA, as Guarantee Trustee, dated April 18, 2006 (the “Parent Guarantee Agreement”), for the purpose of guaranteeing the payment of any amounts to be paid by NMI under the terms of the Indenture. The obligations of the Company under the Parent Guarantee Agreement constitute unsecured obligation of the Company and rank subordinate and junior to all senior debt of the Company. The Parent Guaranty Agreement shall terminate upon the full payment of the redemption price for the Trust Preferred Securities or full payment of the Junior Subordinated Notes upon liquidation of the Trust.

On April 28, 2006 the Company executed a $1.3 billion securitization, NovaStar Mortgage Funding Trust Series 2006-1. The securitization was structured as a financing arrangement for both accounting and tax purposes, therefore, the mortgage loans remain on the balance sheet and the asset-backed bonds issued to third parties will remain on the Company’s balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company,” “NovaStar Financial”, “NFI” or “we”) and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2005.

Safe Harbor Statement

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters. Certain matters discussed in this quarterly report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including our ability to generate sufficient liquidity on favorable terms; the size, frequency and structure of our securitizations; interest rate fluctuations on our assets that differ from our liabilities; increases in prepayment or default rates on our mortgage assets; changes in assumptions regarding estimated loan losses and fair value amounts; changes in origination and resale pricing of mortgage loans; our compliance with applicable local, state and federal laws and regulations or opinions of counsel relating thereto and the impact of new local, state or federal legislation or regulations , or opinions of counsel relating thereto, or court decisions on our operations; the initiation of margin calls under our credit facilities; the ability of our servicing operations to maintain high performance standards and maintain appropriate ratings from rating agencies; our ability to expand origination volume while maintaining an acceptable level of overhead; our ability to adapt to and implement technological changes; the stability of residential property values; the outcome of litigation or regulatory actions pending against us; the impact of general economic conditions; and the risks that are outlined from time to time in our filings with the Commission, including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This document only speaks as of its date and we expressly disclaim any duty to update the information herein.

Executive Overview of Performance

The following selected key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Three Months Ended March 31,		Increase / (Decrease)
	2006	2005
Consolidated Earnings and Other Data:
Net income available to common shareholders	$22,365	$33,540	$(11,175)
Net income available to common shareholders, per diluted share	$0.69	$1.19	$(.50)
Net interest yield on assets	1.40%	1.36%	0.04%
Loans under management	$14,981,503	$12,838,967	$2,142,536
Gains on sales of loans transferred in securitizations, as a percentage of principal sold	0.3%	0.9%	(0.6)%

Mortgage Portfolio Management:
Mortgage portfolio loans under management (A)	$14,144,000	$12,279,354	$1,864,646
Net yield on mortgage securities (B)	30.4%	27.3%	3.1%
Mortgage portfolio management net interest yield on assets (C)	1.19%	1.22%	(0.03)%
Impairment on mortgage securities – available-for-sale	$(1,965)	$(1,612)	$(353)

Mortgage Lending:
Nonconforming originations and purchases (D)	$1,834,825	$1,947,851	$(113,026)
MTA bulk purchases	$991,407	$—	$991,407
Weighted average coupon of nonconforming originations (D)	8.53%	7.63%	0.90%
Weighted average coupon of MTA bulk purchases	6.89%	—	6.89%
Weighted average FICO score of nonconforming originations (D)	628	629	(1)
Weighted average FICO score of MTA bulk purchases	713	—	713
Nonconforming loans securitized	$378,944	$2,100,000	$(1,721,056)
Nonconforming loans sold to third parties	$358,991	$—	$358,991
Mortgage lending net interest yield on assets (C)	2.95%	2.92%	0.03%
Costs of wholesale production, as a percent of principal	2.28%	2.73%	(0.45)%
Net whole loan price used in initial valuation of residual securities	101.49	102.54	(1.05)

(A)	Includes the principal balance of loans in off-balance sheet securitizations as well as the principal balance of loans in the held-in-portfolio category on our balance sheet and assets acquired through foreclosure.
(B)	Based on average fair market value of the underlying securities for the period.
(C)	Based on average daily balance of the underlying loans for the period.
(D)	Does not include MTA bulk loans purchased during the period.

During the three months ended March 31, 2006, we reported net income available to common shareholders of $22.4 million, or $0.69 per diluted share, as compared to $33.5 million, or $1.19 diluted share for the same period in 2005. The significant decrease in net income available to common shareholders from March 31, 2005 was primarily a result of our shift in securitization strategies to add qualified assets to the Company to insure its status as a real estate investment trust (“REIT”). This decision ultimately resulted in a decrease in securitization volume from $2.1 billion for the three months ended March 31, 2005 to $379 million for the same period of 2006. We structured the NMFT Series 2006-1 securitization as well as the MTA securitization, which will settle in the second quarter of 2006, is to structure them as financing transactions instead of as sales transactions and intend also to structure our MTA securitization, which is expected to settle in the second quarter of 2006, as a financing transaction. As a result of the decline in the volume of loans securitized, our gains on sales of mortgage assets declined significantly to $764,000 during the three months ended March 31, 2006 from $18.2 million during the same period of 2005. See “Known Material Trends” for further discussion of our future securitization strategies. Additionally, because of our intent to structure these future securitizations as financings, we transferred $2.5 billion of mortgage loans designated as held-for-sale to the held-in-portfolio classification and recorded a $3.4 million provision for credit losses at the time of this transfer.

A significant driver of our net income available to common shareholders continued to be the income generated by our mortgage securities – available-for-sale portfolio, which decreased to $445.4 million as of March 31, 2006 from $530.6 million as of March 31, 2005. These securities are retained in our securitizations of the mortgage loans we originate and purchase. Our mortgage securities portfolio continued its solid performance into 2006 as the result of better-than-expected credit performance. The net yield on our mortgage securities portfolio increased to 30.4% for the three months ended March 31, 2006 from 27.3% for the same period in 2005. Additionally, our mortgage securities portfolio management net interest yield on assets decreased slightly to 1.19% for the three months ended March 31, 2006 from 1.22% for the same period in 2005. Our portfolio management focus continues to be on managing a portfolio to deliver attractive risk-adjusted returns. Assuming all other factors unchanged, because of industry margin compression, the net yield on our mortgage securities portfolio should generally decrease as our older higher-yielding securities paydown and we add new lower-yielding securities. The growth of our mortgage portfolio is also very dependent upon future widening or tightening of profit margins as well as the structure of our securitizations. If more tightening occurs, yields on new mortgage securities may fall to levels which may not warrant new growth in our portfolio.

Along with the fact that the volume of loans securitized during the first quarter dramatically declined, profit margin compression continued to be a contributor to the decline in net income available to common shareholders for the three months ended March 31, 2006 as compared to the same period of 2005. Margin compression resulted from the continued increase in short-term rates while the coupons on the mortgage loans we originated and purchased rose only slightly from the first quarter of 2005. One-month LIBOR and the two-year swap rate increased by 2.0% and 1.1%, respectively, from March 31, 2005 to March 31, 2006, while the weighted average coupon on our nonconforming loans rose by 0.90% from the first quarter of 2005 to the first quarter of 2006.

Margin compression has significantly affected whole loan prices and resulted in a net loss of $0.2 million from the sales of $359 million of mortgage loans during the three months ended March 31, 2006. The weighted average price to par of the loans sold was 101.16. There were no nonconforming mortgage loan sales to third parties during the three months ended March 31, 2005. We expect to continue selling a portion of our mortgage loans which we feel will not provide attractive long-term risk-adjusted returns.

Additionally, our focus on cost controls and business efficiencies to mitigate the impact of tighter spreads resulted in our cost of wholesale production decreasing for the three months ended March 31, 2006 to 2.28% from 2.73% for the same period in 2005. Cost containment and production efficiencies will continue to be a major focus for the remainder of 2006.

As part of our interest rate risk management strategies, we utilize interest rate swaps and caps, which have provided gains to partially offset the impact of margins compressing. We recognized gains on derivative instruments which did not qualify for hedge accounting of $8.6 million for the three months ended March 31, 2006, compared to gains of $14.6 million for the same period of 2005. During periods of rising rates, these derivative instruments help maintain the net interest margin between our assets and liabilities as well as diminish the effect of changes in general interest rate levels on the market value of our mortgage assets. Of the $8.6 million in gains on derivative instruments for the three months ended March 31, 2006, $(0.4) million was related to mark-to-market losses on derivatives transferred into the NMFT Series 2005-4 securitization, while $7.0 million was related to mark-to-market gains on derivatives that were still owned by us at March 31, 2006. The remaining difference is attributable to net settlements paid to counterparties, market value adjustments for derivatives used to hedge our balance sheet and mark-to-market valuations for commitments to originate mortgage loans. A majority of the derivatives owned by us at March 31, 2006 will most likely be transferred into securitizations scheduled to close in the second quarter of 2006. Any derivatives transferred into securitizations structured as financings will remain on our balance sheet.

Known Material Trends

As we move further into 2006, we believe the nonconforming mortgage market continues to offer a mix of opportunities and challenges. The following trends have become evident in the business environment in which we operate and could have a significant impact on our financial condition, results of operations and cash flows:

•

Various industry publications predict that growth in the nonconforming origination market will be relatively flat in 2006 with some publications predicting a slight decline. As of March 31, 2006, we have seen our loan originations and purchases, excluding our bulk MTA purchases of approximately $1 billion, decline by 6% compared to the three months ended March 31, 2005. Our ability to increase the size of our securitized mortgage loan portfolio, which drives our mortgage securities portfolio, at growth rates experienced in recent years could be impaired under these tighter conditions. We continue to pursue opportunities to increase our market share in the nonconforming market, including through development of new business or acquisitions of existing businesses. To the extent that we acquire an existing business we may be required to incur additional debt or sell additional equity securities, which would be dilutive to our shareholders.

•	Mortgage banking profit margins have lowered as a result of interest rates rising faster than the coupons on newly originated mortgage loans. The spread between funding costs and loan coupons has narrowed by more than 200 basis points since 2004. Some relief was evident in the first quarter of 2006 as the industry began to raise coupons on new originations and we began to see more attractive whole loan prices, but margins remain tight. These margins could continue to tighten if short-term interest rates increase and competitive pressures hold coupons on mortgage loans flat. If we sell our mortgage loans either in whole pools to third parties or in securitizations, we could continue to experience depressed gains and even losses on sales of mortgage loans. Additionally, the mortgage securities we are currently adding to our portfolio are yielding lower returns than our older securities as a result of these compressed margins. Increasing the size of our portfolio is one of our top priorities but not at the expense of long-term risk-adjusted returns or risk management.

•	Rising home prices have begun to cool after a multiyear boom. Increasing prices have been fueling the volume of home refinancing, as well as, reducing the risk of existing mortgage loans by improving loan-to-value ratios. For 2006, many economists are expecting slower home-price growth, perhaps even declines in some markets which had experienced substantial growth. This could have a significant impact on origination growth in our mortgage lending segment, as well as, prepayment speed and credit loss assumptions on the mortgage securities held by our mortgage portfolio management segment.

We have managed our business as a REIT since we were founded in 1997, which requires that we meet certain income and asset tests to preserve our REIT status. While we continue to believe our best economic execution is realized from structuring a securitization as a sale for both GAAP and tax, the current economic environment has made it necessary to add additional qualified assets to our REIT balance sheet. To provide qualifying income and assets to the REIT for purposes of these tests, we will structure our NMFT Series 2006-1 and MTA securitization as financing transactions at the REIT level instead of our typical sales transactions at the taxable REIT subsidiary level. The mortgage loans securitized under this structure may come from our normal origination and purchase channels or may come from whole pools of loans purchased specifically for this purpose such as the MTA bulk loan purchases of approximately $1.0 billion which occurred in the first quarter of 2006. The MTA bulk loan purchase was, and future whole pool purchases could be, much larger in size as compared to our typical correspondent purchases. We would also expect these purchases to be eligible for financing through our warehouse repurchase agreements until they are securitized. See “Financial Condition – Short-term Borrowings” as well as “Liquidity and Capital Resources” for discussion of our financing facilities and other liquidity sources.

We generally expect to execute most of our future securitizations as sales transactions but we may continue to execute financing transactions from time to time depending on future economic as well as general business conditions.

In a securitization structured as a financing, no gain is recognized at the time of securitization, the mortgage loans remain on the balance sheet and the asset-backed bonds issued to third parties are recorded as debt on the balance sheet. These are clearly much different accounting dynamics than our historical securitizations structured as sales. In a sale, a gain is recognized at the time of securitization, the mortgage loans are removed from the balance sheet and new mortgage securities (retained interests) are recorded. Net income for any quarter in which we structure a securitization as a financing generally will be significantly lower than if the securitization was structured as a sale since there is no gain recognition associated with a financing. This initial difference in net income will reverse itself over the remaining life of the securitization resulting in no material difference in net income recognized under either structure over the life of the securitization.

Additionally, the structure of this type of securitization generally gives rise to excess inclusion income. If we incur excess inclusion income at the REIT, it will be allocated among our shareholders. A shareholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign shareholders. How such income is to be reported to shareholders is not clear under current law. The amounts of excess inclusion income in any given year from these transactions could be significant. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences of having excess inclusion income allocated to them and are urged to consult their tax advisors.

Another strategy we executed in the first quarter of 2006 to ensure we maintain our REIT qualification was the contribution of certain bonds from the REIT to our taxable REIT subsidiary (“TRS”). Certain of the residual securities that historically have been held at the REIT generate interest income based on cash flows received from excess interest spread, prepayment penalties and derivatives (i.e., interest rate swap and cap contracts). The cash flows received from the derivatives does not represent qualified income for the REIT income tests requirements of the Code. The Code limits the amount of income from derivative income together with any income not generated from qualified REIT assets to no more than 25% of our gross income. In addition, under the Code, we must limit our aggregate income from derivatives (that are non-qualified tax hedges) and from other non-qualifying sources to no more than 5% of our annual gross income. Because of the magnitude of the derivative income projected for 2006 it was highly likely that we would not satisfy the REIT income tests. In order to resolve this REIT qualification issue, we isolated cash flows received from the residual securities and created a separate security for certain of the bonds that generate derivative income (the “Derivative Bonds”) and then contributed the Derivative Bonds from the REIT to our taxable REIT subsidiary. This transaction may add volatility to future reported GAAP earnings because both the interest only residual bonds (“IO Bonds”) and Derivative Bonds will be evaluated separately for impairment. Historically, the Derivative Bonds have acted as an economic hedge for the IO Bonds that are retained at the REIT, thus mitigating the impairment risk to the IO Bonds in a rising interest rate environment. As a result of transferring the Derivative Bonds to the TRS, the IO and Derivative Bonds will be valued separately creating the risk of earnings volatility resulting from other-than-temporary impairment charges. For example, in a rising rate environment, the IO bond will generally decrease in value while the Derivative Bond will increase in value. If the decrease in value of the IO Bond is deemed to be other than temporary in nature, we would record an impairment charge through the income statement for such decrease. At the same time, any increase in value of the Derivative Bond would be recorded in accumulated other comprehensive income.

Description of Business

Mortgage Portfolio Management

•	We invest in assets generated primarily from our origination and purchase of nonconforming, single-family, residential mortgage loans.

•	We operate as a long-term mortgage securities portfolio investor.

•	We finance our investment in mortgage securities by issuing asset-backed bonds, debt and capital stock and entering into repurchase agreements.

•	Earnings are generated from the return on our mortgage securities and mortgage loan portfolio.

•	Our portfolio of mortgage securities includes interest-only, prepayment penalty, over collateralization (collectively, the “residual securities”) and other subordinated mortgage securities (the “subordinated securities”).

Earnings from our portfolio of mortgage loans and securities generate a substantial portion of our earnings. Gross interest income in our mortgage portfolio management segment was $44.4 million and $41.8 million in the three months ended March 31, 2006 and 2005, respectively. Net interest income before provision for credit losses for our portfolio management segment was $40.6 million and $35.8 million in the three months ended March 31, 2006 and

2005, respectively. One of our top priorities going forward is to maintain the spread on new investments by hedging, utilizing mortgage insurance and by maintaining our risk management disciplines. See Note 12 to our condensed consolidated financial statements for a summary of operating results and total assets for our mortgage portfolio management segment. Also, see “Mortgage Portfolio Management Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the mortgage portfolio management operations.

A significant risk relating to our mortgage portfolio management segment is interest rate risk - the risk that interest rates on the mortgage loans which underly our mortgage securities will not adjust at the same times or in the same amounts that interest rates on the liabilities adjust. Most of the loans in our portfolio have fixed rates of interest for a period of time ranging from 2 to 30 years. Our funding costs generally adjust monthly off of one-month LIBOR. We use derivative instruments to mitigate the risk of our cost of funding increasing at a faster rate than the interest on the loans (both those on the balance sheet and those that serve as collateral for mortgage securities).

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

Mortgage Lending

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. During the three months ended March 31, 2006 and 2005, we originated and purchased $1.8 billion and $1.9 billion in nonconforming mortgage loans, respectively. In addition we purchased $1.0 billion in MTA loans during the three months ended March 31, 2006. The loans we originate and purchase are sold, either in securitization transactions structured as sales or financing transactions, or are sold outright to third parties. We securitized $0.4 billion and $2.1 billion of mortgage loans as sales transactions during the three months ended March 31, 2006 and 2005, respectively. We sold $359.0 million in nonconforming mortgage loans to third parties during the three months ended March 31, 2006. There were no nonconforming mortgage loan sales to third parties during the three months ended March 31, 2005. Our mortgage lending segment recognized gains on sales of mortgage assets totaling $17.3 million and $13.7 million during the three months ended March 31, 2006 and 2005, respectively. Of the $17.3 million of gains recognized during the first three months of 2006, the majority of these were eliminated in the consolidation of our condensed consolidated statements of income. See Note 12 to our condensed consolidated financial statements for a summary of our eliminations. In securitization transactions accounted for as sales, we retain residual securities (representing interest-only securities, prepayment penalty bonds and over collateralization bonds) and certain subordinated securities, along with the right to service the loans. Also, see “Mortgage Lending Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the mortgage lending operations.

Our wholly-owned subsidiary, NMI, originates and purchases primarily nonconforming, single-family residential mortgage loans. Our mortgage lending operation continues to innovate in loan origination. We adhere to three disciplines which underly our lending decisions:

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

Our nationwide loan origination network includes wholesale loan brokers, mortgage lenders, correspondent institutions and direct to consumer operations. Except for NHMI brokers described below, these brokers and mortgage lenders are independent from any of the NovaStar Financial entities. Our sales force, which includes account executives in 41 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions from which we purchase nonconforming mortgage loans on a bulk or flow basis.

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

A significant risk to our mortgage lending operations is the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. See “Risk Factors – Related to our Borrowing and Securitization Activities.” We maintain lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse repurchase agreements. In addition, we have access to facilities secured by our mortgage securities. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the condensed consolidated financial statements.

For long-term financing, we securitize our mortgage loans and issue asset-backed bonds (“ABB”). Primary bonds – AAA through BBB rated – are sold to large, institutional investors and U.S. government-sponsored enterprises.

In 2005, we started to retain certain subordinated securities from our securitizations. We also retain residual securities as well as the right to service the loans. Prior to 1999, our securitizations were executed and designed to meet accounting rules that resulted in securitizations being treated as financing transactions. From time to time in the future, we intend to structure securitizations, including the NMFT 2006-1 securitization and the securitization of our MTA loan pools, as financing transactions. As a result, the mortgage loans and debt related to these securitizations are presented on our consolidated balance sheets, and no gain is recorded. Beginning in 1999 and from time to time in the future, our securitization transactions are structured to qualify as sales for accounting and income tax purposes. The loans and related bond liability are not recorded in our consolidated financial statements. We do, however, record the value of the residual and subordinated securities and servicing rights we retain on our balance sheet. Details regarding ABBs we issued can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As discussed under “Mortgage Portfolio Management,” interest rate risk is a significant risk to our mortgage lending operations as well as our mortgage portfolio operations. Prior to securitization, we enter into interest rate agreements as we originate and purchase mortgage loans to help mitigate interest rate risk. At the time of securitization structured as a sale, we transfer interest rate agreements into the securitization trusts and they are removed from our balance sheet. For securitizations structured as financings the derivatives will remain on our balance sheet. Generally, these interest rate agreements do not meet the hedging criteria set forth in GAAP while they are on our balance sheet; therefore, we are required to record their change in value as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. As a result, within our mortgage lending segment we recognized gains on these derivatives of $8.6 million and $14.6 million during the three months ended March 31, 2006 and 2005, respectively.

Loan Servicing

We retain the servicing rights with respect to loans we securitize. Management believes loan servicing remains a critical part of our business operation because maintaining contact with our borrowers is critical in managing credit risk and for borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. Borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about NovaStar Financial products to encourage them to refinance with us. Mortgage servicing yields fee income for us in the form of fees paid by the borrowers for normal customer service and processing fees. In addition we receive contractual fees approximating 0.50% of the outstanding balance for loans we service that we do not own. We serviced $15.1 billion of loans as of March 31, 2006 compared to $12.9 billion of loans as of March 31, 2005. We recognized $15.7 million and $14.5 million in loan servicing fee income from the securitization trusts during the three months ended March 31, 2006 and 2005, respectively. Loan servicing fee income should continue to grow as our servicing portfolio grows. Also, see “Loan Servicing Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the servicing operations.

Branch Operations

In 1999, we opened our retail mortgage broker business operating under the name NovaStar Home Mortgage, Inc. NHMI. branch offices offer conforming and nonconforming loans to potential borrowers. Loans are brokered for approved investors, including NMI. The NHMI branches are considered departmental functions of NHMI under which the branch manager (department head) is an employee of NHMI and receives compensation based on the profitability of the branch (department) as bonus compensation. We adopted a formal plan on November 4, 2005 to terminate all of the remaining NHMI branches. We anticipate that all of the remaining NHMI branches will be terminated by June 30, 2006. See Note 11 to our condensed consolidated financial statements for a summary of operating results and total assets for our branches. Also, see “Branch Operations Results of Operations and Discontinued Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and analysis of the branch operations.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the condensed consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our condensed consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our form 10-K for the fiscal year ended December 31, 2005. Our critical accounting estimates impact three of our four reportable segments; our mortgage portfolio management, mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a securitization accounted for as a sale, we retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust (see Mortgage Securities below). As previously discussed, the gain recognized upon securitization depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities – available-for-sale and derivative instruments transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses can represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

We believe the best estimate of the initial value of the residual securities we retain in a securitization accounted for as a sale is derived from the market value of the pooled loans. The initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, we adjust the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

The weighted average net whole loan market price used in the initial valuation of our retained securities was 101.49 and 102.54 during the first three months of 2006 and 2005, respectively. The weighted average initial implied discount rate for the months ended March 31, 2006 and 2005 was 15%. As discussed in “Executive Overview of Performance”, the increase in short-term interest rates has caused the whole loan price used in the initial valuation of our retained securities to decrease. If the whole loan market price used in the initial valuation of our residual securities for the three months ended March 31, 2006 had been increased or decreased by 50 basis points, the initial value of our residual securities and the gain we recognized would have increased or decreased by $1.9 million. Information regarding the assumptions we used is discussed under “Mortgage Securities-Available-for-Sale and Trading” below.

When we do have the ability to exert control over the transferred collateral in a securitization, the assets remain on our financial records and a liability is recorded for the related asset-backed bonds. The servicing agreements that we execute for loans we have securitized includes a removal of accounts provision which gives us the right, but not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. We record the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. In addition, we have a “clean up” call option that can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance.

Mortgage Securities – Available-for-Sale and Trading. Our mortgage securities – available-for-sale and trading represent beneficial interests we retain in securitization and resecuritization transactions which include residual securities and subordinated securities as well as bonds issued by others which we have purchased. The residual securities include interest-only mortgage securities, prepayment penalty bonds and over-collateralization bonds. All of the residual securities retained by us have been classified as available-for-sale. The subordinated securities represent bonds which are senior to the residual securities but are subordinated to the bonds sold to third party investors. We have classified certain of our subordinated securities in both the available-for-sale and trading categories.

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

To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the three months ended March 31, 2006 and March 31, 2005, we recorded impairment losses of $2.0 million and $1.6 million, respectively. The impairments were primarily a result of the increase in short-term interest rates during 2005 and the first quarter of 2006. While we do use forward yield curves in valuing our securities, the increase in two-year and three-year swap rates during 2005 and the first quarter of 2006 was greater than the forward yield curve had anticipated, thus causing a greater than expected decline in value. Additionally, the impairments on our residual securities during the first three months of 2006 and 2005 primarily related to residual securities which were retained in the proceeding quarter. This demonstrates that as we retain new residual securities during a period when short-term interest rate increases are greater than anticipated by the forward yield curve, we generally are more susceptible to impairments on our newer mortgage securities as they do not have sizable unrealized gains to help offset the decline in value. See Table 4 for a summary of the cost basis, unrealized gain and fair value of our mortgage securities – available-for-sale by year of issue and Table 9 for a summary of the impairments on our mortgage securities – available-for-sale.

Our average mortgage security yield has increased to 32.5% for the three months ended March 31, 2006 from 31.7% for the same period of 2005. The relatively flat yield is because our low credit loss experience has been able to offset the negative impact of the increase in short-term interest rates and prepayment rates. Mortgage securities interest income has increased to $42.6 million for the three months ended March 31, 2006 from $40.5 million for the same period of 2005.

Housing prices have enjoyed substantial appreciation in recent years, which has resulted in increasing prepayment rates. The market discount rates we are using to initially value our residual securities have declined from 2005. As of March 31, 2006, the weighted average discount rate used in valuing our residual securities was 17% as compared to 21% as of March 31, 2005. The weighted-average constant prepayment rate used in valuing our residual securities as of March 31, 2006 was 50% versus 40% as of March 31, 2005. If the discount rate used in valuing our residual securities as of March 31, 2006 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by $19.8 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by $22.0 million.

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

Derivative Instruments and Hedging Activities. Our strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk). Our primary goals for managing interest rate risk are to maintain the net interest margin spread between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. The interest rate swap and interest rate cap agreements we use have an active secondary market, and none are obtained for a speculative nature. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

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

Derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. At March 31, 2006, we had no derivative instruments considered cash flow hedges, as they all had not met the requirements for hedge accounting. However, these derivative instruments do contribute to our overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings collateralized by our loans held-for-sale.

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

Financial Condition as of March 31, 2006 and December 31, 2005

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated and purchased, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third-party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse repurchase agreements to finance our held-for-sale loans. The fluctuations in mortgage loans held-for-sale between March 31, 2006 and December 31, 2005 are dependent on loans we have originated and purchased during the period as well as loans we have sold outright or through securitization transactions.

The volume and cost of our loan production are critical to our financial results. The loans we produce serve as collateral for our mortgage securities and generate gains as they are sold or securitized in transactions recorded as sales. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for the first quarter of 2006 and the first quarter of 2005. We have separated the MTA bulk loan purchases from our normal first quarter originations and purchases in Table 2 below because of the unique nature of these purchases. These purchases were executed solely for the purpose of adding qualified assets to the REIT. Our intent is to include these MTAs in a securitization structured as a financing arrangement. See Table 15 for a summary of our wholesale cost of production for the first quarter of 2006 and the first quarter of 2005. Also, details regarding mortgage loans securitized and the gains recognized during the first quarters of 2006 and 2005 can be found in Table 12.

Table 2 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

					Weighted Average
	Number	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	FICO Score	Coupon	Percent with Prepayment Penalty
First Quarter 2006:
Nonconforming originations and purchases	11,373	$1,834,825	$161,332	100.8%	81%	628	8.53%	62%
MTA Bulk Purchases	2,415	991,407	410,520	103.4	74	713	6.89	68

Total first quarter	13,788	$2,826,232	204,978	101.8%	79%	658	7.96%	64%

First Quarter 2005:
Nonconforming originations and purchases	13,100	$1,947,851	$148,691	101.2%	82%	629	7.63%	66%

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued (that are not accounted for as sales) and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of March 31, 2006 was $2.5 billion compared to $28.8 million as of December 31, 2005. As discussed in Note 3 to the condensed consolidated financial statements, during the first quarter of 2006 we transferred approximately $2.5 billion of mortgage loans from the held-for-sale classification to the held-in-portfolio classification due to our change in securitization strategies with respect to these loans. Included in this total is the approximately $1 billion of MTA loans we purchased during the period.

Premiums to brokers are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold or securitized.

To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate and purchase mortgage loans with prepayment penalties. Prepayment penalties have decreased since 2004 due to increased regulation specifically aimed at reducing prepayment penalties which can be charged by lenders. Because more borrowers can now refinance their mortgages at any time with no penalty, we would expect prepayment speeds to be slightly faster as a result of the reduction in these penalties. Additionally, the value of our prepayment penalty bonds retained in our newer securitizations will generally have a lower value due to the decrease in expected cash flows.

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

Mortgage Securities Available-for-Sale. Between 1999 and 2005, we pooled the majority of the loans we originated or purchased to serve as collateral for asset-backed bonds in securitizations that are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain subordinated securities. Additionally, we service the loans sold in these securitizations. See “Mortgage Servicing Rights” below. When we structure a securitization as a financing we will not retain any residual securities.

As of March 31, 2006 and December 31, 2005 the fair value of our mortgage securities – available-for-sale was $445.4 million and $505.6 million, respectively. During the first quarter of 2006 and 2005, we executed securitizations totaling $0.4 billion and $2.1 billion, respectively, in mortgage loans and retained mortgage securities with a cost basis of $9.5 million and $88.4 million, respectively. See Note 5 to the condensed consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

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

In estimating the fair value of our residual mortgage securities – available-for-sale, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. The cash flows we receive on our residual mortgage securities – available-for-sale will be based on the net of the gross coupon less servicing costs, bond costs, trustee administrative costs and mortgage insurance costs. Additionally, if the trust is a party to interest rate agreements, our cash flow will reflect payments made to or received from the interest rate agreement counterparty. Table 3 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the residual mortgage securities – available-for-sale.

We have experienced periods prior to 2004 when the interest expense on asset-backed bonds declined significantly due to reductions in short-term interest rates. As a result, the spread between the coupon interest and the bond cost was unusually high and our cost basis in many of our older mortgage securities was significantly reduced due to the dramatic increase in cash flows. For example, our cost basis in NMFT Series 2000-2, 2001-1 and 2001-2 has been reduced to zero (see Table 3). When our cost basis in the residual securities reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

The operating performance of our mortgage securities portfolio, including net interest income and effects of hedging are discussed under “Mortgage Portfolio Management Results of Operations.”

Table 3 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions

(dollars in thousands)

				Current Assumptions			Assumptions at Trust Securitization
March 31, 2006:	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2000-1	$463	$504	$967	15%	39%	1.3%	15%	27%	1.0%
2000-2	—	794	794	15	38	1.0	15	28	1.0
2001-1	—	1,292	1,292	20	42	1.3	20	28	1.2
2001-2	—	3,588	3,588	20	39	0.9	25	28	1.2
2002-1	2,019	1,152	3,171	20	38	0.7	20	32	1.7
2002-2	2,202	255	2,457	20	41	1.4	25	27	1.6
2002-3	3,564	806	4,370	20	40	0.4	20	30	1.0
2003-1	21,222	3,603	24,825	20	37	1.2	20	28	3.3
2003-2	10,065	6,097	16,162	20	37	0.8	28	25	2.7
2003-2 (D)	324	166	490	20	N/A	N/A	N/A	N/A	N/A
2003-3	13,966	4,780	18,746	20	33	0.7	20	22	3.6
2003-3 (D)	2,189	682	2,871	20	N/A	N/A	N/A	N/A	N/A
2003-4	7,737	7,934	15,671	20	43	0.9	20	30	5.1
2003-4 (D)	1,935	1,841	3,776	20	N/A	N/A	N/A	N/A	N/A
2004-1	10,928	8,440	19,368	20	54	1.1	20	33	5.9
2004-1 (D)	3,391	2,422	5,813	20	N/A	N/A	N/A	N/A	N/A
2004-2	12,891	9,321	22,212	20	55	1.3	26	31	5.1
2004-2 (D)	3,327	2,267	5,594	20	N/A	N/A	N/A	N/A	N/A
2004-3	30,090	16,692	46,782	19	55	1.4	19	34	4.5
2004-4	26,598	16,357	42,955	20	56	1.4	26	35	4.0
2005-1	35,539	11,048	46,587	15	56	1.6	15	37	3.6
2005-2	29,809	2,788	32,597	13	53	1.2	13	39	2.1
2005-3	23,945	2,094	26,039	15	50	1.4	15	41	2.0
2005-3 (C)	45,746	550	46,296	N/A	N/A	N/A	N/A	N/A	N/A
2005-3 (D)	13,966	729	14,695	15	N/A	N/A	N/A	N/A	N/A
2005-4	27,348	—	27,348	15	46	2.0	15	43	2.3
2005-4 (D)	9,929	—	9,929	15	N/A	N/A	N/A	N/A	N/A

Total	$339,193	$106,202	$445,395

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Includes the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represent Derivative Bonds discussed in “Known Material Trends”.

				Current Assumptions			Assumptions at Trust Securitization
December 31, 2005:	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2000-1	$521	$596	$1,117	15%	36%	1.3%	15%	27%	1.0%
2000-2	—	907	907	15	37	1.0	15	28	1.0
2001-1	—	1,661	1,661	20	40	1.3	20	28	1.2
2001-2	—	3,701	3,701	20	31	0.7	25	28	1.2
2002-1	1,632	2,184	3,816	20	41	0.7	20	32	1.7
2002-2	2,415	542	2,957	20	43	1.4	25	27	1.6
2002-3	4,127	1,132	5,259	20	44	0.4	20	30	1.0
2003-1	30,815	5,941	36,756	20	39	1.3	20	28	3.3
2003-2	11,043	8,330	19,373	20	39	0.8	28	25	2.7
2003-3	18,261	6,860	25,121	20	37	0.7	20	22	3.6
2003-4	11,070	12,191	23,261	20	46	0.8	20	30	5.1
2004-1	17,065	13,142	30,207	20	56	1.3	20	33	5.9
2004-2	18,368	13,432	31,800	20	55	1.4	26	31	5.1
2004-3	36,502	17,287	53,789	19	53	1.5	19	34	4.5
2004-4	34,473	16,102	50,575	20	54	1.5	26	35	4.0
2005-1	44,387	8,481	52,868	15	53	1.8	15	37	3.6
2005-2	37,377	1,296	38,673	13	51	1.5	13	39	2.1
2005-3	46,627	—	46,627	15	47	2.0	15	41	2.0
2005-3 (C)	45,058	(2,247)	42,811	N/A	N/A	N/A	N/A	N/A	N/A
2005-4	34,366	—	34,366	15	43	2.3	15	43	2.3

Total	$394,107	$111,538	$505,645

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Includes the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.

The previous table demonstrates how the increase in housing prices has impacted the assumptions we use to value our individual mortgage securities available-for-sale. The increase in home prices has led to an increase in constant prepayment rate assumptions as well as a decrease in expected credit loss assumptions. The decrease in expected credit loss assumptions has more than offset the increase in constant prepayment rates and increase in short-term interest rates causing the yield on our mortgage securities to increase. Note 3 to the condensed consolidated financial statements provides additional detail regarding the yields on our mortgage securities available-for-sale.

The following table summarizes the cost basis, unrealized gain and fair value of our mortgage securities—available-for-sale grouped by year of issue. For example, under the “Year of Issue for Mortgage Securities Retained” column, the year 2005 is a combination of NMFT Series 2005-1, NMFT Series 2005-2, NMFT Series 2005-3 and NMFT Series 2005-4.

Table 4 — Summary of Mortgage Securities – Available-for-Sale Retained by Year of Issue

(dollars in thousands)

	2006 As of March 31
Year of Issue for Mortgage Securities Retained	Cost	Unrealized Gain	Fair Value
2000	$463	$1,298	$1,761
2001	—	4,880	4,880
2002	7,785	2,213	9,998
2003	57,438	25,103	82,541
2004	87,225	55,499	142,724
2005	186,282	17,209	203,491

Total	$339,193	$106,202	$445,395

	2005
	As of December 31			As of September 30			As of June 30			As of March 31
Year of Issue for Mortgage Securities Retained	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$—	$—	$—	$—	$—	$—	$7,389	$3	$7,392	$7,150	$32	$7,182
2000	521	1,503	2,024	588	1,760	2,348	672	2,237	2,909	800	2,307	3,107
2001	—	5,362	5,362	—	6,741	6,741	—	7,169	7,169	—	9,129	9,129
2002	8,174	3,858	12,032	14,189	6,594	20,783	15,132	10,402	25,534	19,112	12,283	31,395
2003	71,189	33,322	104,511	73,168	47,050	120,218	79,419	65,301	144,720	91,112	54,209	145,321
2004	106,408	59,963	166,371	131,885	61,572	193,457	168,908	56,898	225,806	213,694	33,297	246,991
2005	207,815	7,530	215,345	198,157	244	198,401	130,379	2	130,381	87,453	—	87,453

Total	$394,107	$111,538	$505,645	$417,987	$123,961	$541,948	$401,899	$142,012	$543,911	$419,321	$111,257	$530,578

Mortgage Securities – Trading. As of March 31, 2006, mortgage securities – trading consisted of subordinated securities which were retained from our securitization transactions in 2005 as well as subordinated securities purchased from other issuers in the first quarter of 2006. Note 4 and Note 5 to the condensed consolidated financial statements provide additional detail regarding these securities. As of December 31, 2005, mortgage securities – trading consisted only of the bond class securities retained from our securitization transactions in 2005. The aggregate fair market value of these securities as of March 31, 2006 and December 31, 2005 was $54.3 million and $43.7 million, respectively. Management estimates their fair value based on quoted market prices. We will continue to retain or purchase subordinated securities if we feel they provide attractive risk adjusted returns.

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale” above, we retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service loans. As of March 31, 2006, we had $51.0 million in capitalized mortgage servicing rights compared with $57.1 million as of December 31, 2005. The carrying value of the mortgage servicing rights we retained in our securitizations structured as sales during the three months ended March 31, 2006 and 2005 were $2.3 million and $11.4 million, respectively. Amortization of mortgage servicing rights was $8.4 million, $5.7 million for the three months ended March 31, 2006 and 2005, respectively. See further discussion of amortization of mortgage servicing rights under “Loan Servicing Results of Operations.” When we structure a securitization as a financing we will not recognize any capitalized mortgage servicing rights from the securitization.

Derivative Instruments, net. Derivative instruments, net increased to $24.5 million at March 31, 2006 from $12.8 million at December 31, 2005. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise. A major factor contributing to the increase is the fact that we did not execute any securitizations during the first quarter of 2006 which were accounted for as sales.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. In addition we finance certain of our mortgage securities by using repurchase agreements. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. The increase in short-term borrowings from December 31, 2005 is due to the timing of our securitizations as well as the acquisition of the MTA pool of loans which we purchased in the first quarter of 2006. We increased the capacity of our short-term repurchase agreements by $750 million to accommodate the timing of our securitizations scheduled to settle in the second quarter of 2006. The $750 million additional borrowing limit will expire on June 30, 2006. As shown in Table 5, we had $172.1 million in immediately available funds as of March 31, 2006. We have borrowed approximately $3.4 billion of the $4.3 billion in mortgage securities and mortgage loans financing facilities, leaving approximately $0.8 billion available to support the mortgage lending and mortgage portfolio operations. See “Liquidity and Capital Resources” for a further discussion of liquidity risks and resources available to us.

Table 5 — Short-term Financing Resources

(dollars in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$100,496
Mortgage securities and mortgage loans repurchase facilities	$4,250,000	$3,482,821	$3,411,227	71,594

Total	$4,250,000	$3,482,821	$3,411,227	$172,090

Shareholders’ Equity. The increase in our shareholders’ equity as of March 31, 2006 compared to December 31, 2005 is a result of the following increases and decreases.

Shareholders’ equity increased by:

•	$24.0 million due to net income recognized for the three months ended March 31, 2006

•	$12.4 million due to issuance of common stock

•	$2.0 million due to impairment on mortgage securities – available for sale reclassified to earnings

•	$0.6 million due to compensation recognized under stock option plan

•	$0.6 million due to issuance of stock under stock compensation plans

•	$0.7 million due to tax benefit derived from the capitalization of an affiliate

Shareholders’ equity decreased by:

•	$10.3 million due to decrease in unrealized gains on mortgage securities classified as available-for-sale

•	$45.8 million due to dividends accrued on common stock

•	$1.7 million due to dividends accrued on preferred stock, and

•	$0.5 million due to dividend equivalent rights (DERs) paid in cash.

Results of Operations

During the three months ended March 31, 2006, we earned net income available to common shareholders of $22.4 million, or $0.69 per diluted share, compared with net income of $33.5 million, or $1.19 per diluted share for the same period of 2005, respectively.

Our primary sources of revenue are interest earned on our mortgage loan and securities portfolios, fee income and gains on sales of mortgage assets. As discussed under “Executive Overview of Performance,” net income available to common shareholders decreased during the three months ended March 31, 2006 as compared to the same period in 2005 due primarily to:

•	Decrease in loans securitized from $2.1 billion for the three months ended March 31, 2006 to $0.4 billion for the same period of 2006 which resulted in a decline in gains on sales of mortgage assets from $18.2 million for the three months ended March 31, 2005 to $0.8 million for the same period of 2006. The securitization for the three months ended March 31, 2006 was the final delivery of loans to our NMFT 2005-4 securitization.

•	Decrease in gains on derivative instruments from $14.6 million for the three months ended March 31, 2005 to $8.6 million for the three months ended March 31, 2006.

•	Increase in provision for credit losses of $3.4 million due to the transfer of $2.5 billion of mortgage loans from the held-for-sale classification to held-in-portfolio as a result of our intention to securitize these loans in transactions structured as financings.

Results of Operations by Our Primary Operating Segments

Mortgage Portfolio Management Results of Operations

The following table summarizes key performance data for the three months ended March 31, 2006 and 2005 which we use to assess the results of operations of our mortgage portfolio management segment. See also Note 12 to the condensed consolidated financial statements for condensed statements of income by segment.

Table 6 — Summary of Mortgage Portfolio Management Key Performance Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Mortgage Portfolio Management:
Mortgage portfolio loans under management (A)	$14,144,000	$12,279,354
Average balance of mortgage portfolio loans under management (A)	12,400,005	11,690,301
Net income	38,474	33,146
Mortgage portfolio management net interest income (B)	37,008	35,750
Impairment on mortgage securities – available-for-sale	(1,965)	(1,612)
Other Income	7,429	2,836
Net yield on mortgage securities (B)	30.4%	27.3%
Mortgage portfolio management net interest yield on assets (B)	1.19%	1.22%

(A)	Includes the principal balance of loans in off-balance sheet securitizations as well as the principal balance of loans in the held-in-portfolio category on our balance sheet.
(B)	This metric is based on mortgage portfolio management net interest income as calculated in Table 8 below.

Net Income. Within our mortgage portfolio management segment, we earned net income of $38.5 million and $33.1 million for the three months ended March 31, 2006 and 2005, respectively. The main factors driving mortgage portfolio management’s net income are explained in detail in the following discussion of its results of operations.

Mortgage Portfolio Management Net Interest Income. Our mortgage securities primarily represent our ownership in the net cash flows of the underlying mortgage loan collateral in excess of bond expenses and cost of funding. The cost of funding is indexed to one-month LIBOR and resets monthly while the coupon on the mortgage loan collateral adjusts more slowly depending on the contractual terms of the loan. In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to help provide protection to the third-party bondholders from interest rate risk. These agreements reduce interest rate risk within the trust and, as a result, the cash flows we receive on our interest-only securities are less volatile as interest rates change. As discussed under the heading “Mortgage Securities – Available-for-Sale” in the “Critical Accounting Estimates” section, we lowered the credit loss assumptions on certain of our mortgage securities – available-for-sale because of better than expected credit loss performance, driven by the substantial increases in housing prices. The lowering of these credit loss assumptions was a major factor in the increased average net yield on our securities to 30.4% for the three months ended March 31, 2006 from 27.3% for the same period in 2005, as shown in Table 7.

Also contributing to the increase in overall net interest income was the increase in our mortgage securities retained. As shown in Tables 7 and 8, the average fair value of our mortgage securities increased to $524.5 million during the three months ended March 31, 2006 from $509.9 million during the three months ended March 31, 2005, while the average balance of mortgage loans collateralizing our securities increased to $12.3 billion for the three months ended March 31, 2006 from $11.6 billion for the same period in 2005.

In the current environment of tight margins, generally, we would expect the net yield on our mortgage securities to decrease throughout 2006 as our older higher-yielding securities pay down and are replaced by new lower-yielding securities, assuming all other factors unchanged.

Table 7 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the three months ended March 31, 2006 and March 31, 2005.

Table 7 — Mortgage Securities Net Yield Analysis

(dollars in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Average fair market value of mortgage securities – available-for-sale	$524,529	$509,877
Average borrowings	204,152	390,502
Interest income	42,575	40,463
Interest expense	2,763	5,607

Net interest income	$39,812	$34,856

Yields:
Interest income	32.5%	31.7%
Interest expense	5.4%	5.7%

Net interest spread	27.1%	26.0%

Net Yield	30.4%	27.3%

Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio) or indirectly (mortgage securities). Table 8 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities and mortgage loans held-in-portfolio reflects the income after interest expense, hedging, prepayment penalty income and credit expense (mortgage insurance and credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Our portfolio net interest yield on assets was 1.19% for the three months ended March 31, 2006 as compared to 1.22% for the same period of 2005. The decrease in yield from the first quarter of 2005 to 2006 can be attributed to recording a provision for losses for the underlying loans of our mortgage loans – held-in-portfolio during the first three months of 2006.

We generally expect our net interest yield on portfolio assets should be in the range of 1% to 1.25% over the long-term. Table 8 shows the net interest yield on assets under management during the three months ended March 31, 2006 and 2005.

Table 8 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities	Mortgage Loans - Held- in-Portfolio	Total
For the Three Months Ended:
March 31, 2006
Interest Income	$42,575	$1,802	$44,377
Interest expense:
Short-term borrowings (A)	946	676	1,622
Asset-backed bonds	1,817	328	2,145

Total interest expense	2,763	1,004	3,767

Mortgage portfolio management net interest income before other expense	39,812	798	40,610
Other income (expense) (B)	—	(3,602)	(3,602)

Mortgage portfolio management net interest income (loss)	$39,812	$(2,804)	$37,008

Average balance of the underlying loans	$12,314,965	$85,040	$12,400,005
Mortgage portfolio management net interest yield on assets	1.29%	(13.19%)	1.19%

March 31, 2005
Interest Income	$40,463	$1,313	$41,776
Interest expense:
Short-term borrowings (A)	800	—	800
Asset-backed bonds	4,807	417	5,224

Total interest expense	5,607	417	6,024

Mortgage portfolio management net interest income before other expense	34,856	896	35,752
Other income (expense) (B)	716	(718)	(2)

Mortgage portfolio management net interest income	$35,572	$178	$35,750

Average balance of the underlying loans	$11,635,845	$54,456	$11,690,301
Mortgage portfolio management net interest yield on assets	1.22%	1.30%	1.22%

(A)	Primarily includes mortgage securities and loan repurchase agreements.
(B)	Other income (expense) includes prepayment penalty income, net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities—available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the three months ended March 31, 2006, we recorded an impairment loss of $2.0 million compared to $1.6 million during the same period of 2005. The impairments were primarily a result of the increase in short-term interest rates from 2004 through 2006. As can be seen by Table 9, the impairments on our residual securities for the first three months of 2006 and 2005 primarily related to the residual securities which were retained within a year of the respective period. This reflects that as we retain new residual securities during a period when short-term interest rate increases are greater than anticipated by the forward yield curve, we generally are more susceptible to impairments on our newer mortgage securities as they do not have sizable unrealized gains to help offset the decline in value. The following table summarizes the impairment on our mortgage securities - available-for-sale by mortgage security for the three months ended March 31, 2006 and March 31, 2005.

Table 9 — Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Three Months Ended March 31
	2006	2005
Mortgage Securities – Available-for-Sale:
NMFT Series 1999-1	$—	$117
NMFT Series 2004-4	—	1,495
NMFT Series 2005-4	1,965	—

Impairment on mortgage securities – available-for-sale	$1,965	$1,612

Other Income. Other income for our mortgage portfolio management segment represents intercompany fees earned by the mortgage portfolio management segment and, as such, these fees are eliminated in consolidation and therefore have no impact on consolidated earnings. These intercompany fees are detailed in Note 12 of our condensed consolidated financial statements. Other income also includes mark-to-market gains (losses) on our trading securities as well as interest income earned from the short-term investment of corporate funds.

Mortgage Lending Results of Operations

The following table summarizes key performance data for the months ended March 31, 2006 and 2005, which we use to assess the results of operations of our mortgage lending segment.

Table 10 — Summary of Mortgage Lending Key Performance Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Mortgage Lending:
Net (loss) income	$(1,126)	$3,128
Mortgage lending net interest income (A)	12,254	7,609
Gains on sales of mortgage assets (B)	17,235	13,746
Gains on derivative instruments	8,591	14,653
Premiums for mortgage loan insurance	(2,292)	(843)
Other (expense) income	(2,760)	183
General and administrative expenses	31,375	34,436
Nonconforming originations and purchases (C)	1,834,825	1,947,851
MTA bulk purchases	991,407	—
Weighted average coupon of nonconforming originations (C)	8.53%	7.63%
Weighted average coupon of MTA bulk purchases	6.89%	—
Costs of wholesale production, as a percent of principal	2.28%	2.73%
Nonconforming loans securitized	378,944	2,100,000
Nonconforming loans sold to third parties	358,991	—
Net whole loan price used in initial valuation of residual securities	101.49%	102.54%

(A)	This metric is based on mortgage lending net interest income as calculated in Table 11.
(B)	The difference between mortgage lending gains on sales of mortgage assets in this table and the consolidated gains on sales of mortgage assets as reported in Table 13 is related to intersegment eliminations. See Note 12 to the condensed consolidated financial statements for discussion of eliminations between segments.
(C)	Does not include MTA bulk loans purchased during the period.

Net (Loss) Income. Our mortgage lending segment reported net (loss) income of $(1.1) million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively. We continued to experience significant profit margin compression driven by the highly competitive mortgage banking environment throughout 2005 and into the first quarter of 2006. The details of this margin compression are discussed under “Executive Overview of Performance.”

Loan Originations and Purchases. Our mortgage lending segment reported nonconforming loan production of $1.8 billion for the three months ended March 31, 2006 as compared to $1.9 billion for the three months ended March 31, 2005. The weighted average coupon of the loans originated or purchased increased to 8.53% for the three months ended March 31, 2006 from 7.63% for the same period in 2005. During the first quarter of 2006 we purchased $991.4 million in MTA loans which had a weighted average coupon of 6.89%.

We did see coupons on new originations increase across the nonconforming mortgage banking industry during the first quarter of 2006, however, competitive pressures may not allow us to raise mortgage coupons at a rate commensurate with increases in short-term interest rates, which drive our funding costs.

Mortgage Lending Net Interest Income. Mortgage lending net interest income on mortgage loans represents income on loans held-for-sale prior to being sold to a third party or in a securitization structured as a sale. The net interest income from loans is primarily driven by loan volume and the amount of time held-for-sale loans are held prior to being sold to a third party or in a securitization structured as a sale.

Table 11 — Mortgage Lending Net Interest Yield Analysis

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Interest income	$33,860	$20,202
Interest expense:
Short-term borrowings	22,081	10,245
Cash flow hedging net settlements	—	180

Total interest expense (A)	22,081	10,425

Mortgage lending net interest income before other income (expense)	11,779	9,777
Other income (expense) (B)	475	(2,168)

Mortgage lending net interest income	12,254	7,609

Average balance of the underlying loans	1,660,166	1,041,407
Mortgage lending net interest yield on assets	2.95%	2.92%

(A)	Does not include interest expense related to the junior subordinated debentures and interest expense on intercompany debt. See Note 12 to the condensed consolidated financial statements for discussion of eliminations between segments.
(B)	Other income (expense) includes net settlements on non-cash flow hedges and mortgage insurance expense.

Our mortgage lending net interest income before other income (expense) increased to $11.8 million for the three months ended March 31, 2006 from $9.8 million for the three months ended March 31, 2005. The increase was a result of an increase in the average balance of the underlying loans during the first three months of 2006 compared to the same period in 2005. Again, the total amount of mortgage lending net interest income will depend on the volume of originations and timing of our sales. The net interest yield will vary depending on the movement in mortgage loan coupons and our funding costs.

We have executed interest rate cap and interest rate swap agreements designed to mitigate exposure to interest rate risk on short-term borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a monthly or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. Our mortgage lending segment incurred expenses of $0.2 million related to net settlements of our interest rate agreements classified as cash flow hedges for the three months ended March 31, 2005. We had no cash flow hedges during the first quarter of 2006. Our mortgage lending segment earned (incurred) $2.8 million and $(1.3) million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in other income (expense) in Table 11 above. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Gains on Sales of Mortgage Assets. We execute securitization transactions structured as sales for accounting and income tax reporting in which we transfer mortgage loan collateral to an independent trust. The trust holds the mortgage loans as collateral for the securities it issues to finance the sale of the mortgage loans. In those transactions, certain securities are issued to entities unrelated to us, and we retain the residual securities and certain subordinated securities. In addition, we continue to service the loan collateral. The amounts set forth below in Table 12 represent a delivery of the remaining loans in the first quarter of 2006 to our NMFT 2005-4 securitization which was executed on December 15, 2005.

Mortgage lending gains on sales of mortgage assets increased to $17.2 million for the three months ended March 31, 2006 from $13.7 million for the same period of 2005. Included in the $17.2 million of gains on sales of mortgage assets are gains on sales of loans to affiliates of $18.0 million which have been eliminated in the condensed consolidated statements of income. After excluding these intercompany gains, the mortgage lending segment had $0.8 million of losses on sales of mortgage assets. These fluctuations between 2006 and 2005 resulted from the fact that we only securitized $0.4 billion of loans in the first quarter of 2006 as compared to $2.1 billion in the first quarter of 2005.

For comparative purposes, the changes and makeup of our gains on sales of mortgage assets from period to period are shown on a consolidated basis in Tables 12 and 13 below. We believe this presentation is more valuable for investors as it eliminates the effect of our intersegment activity and provides a clearer analysis of the economics of these transactions.

Table 12 — Mortgage Loan Securitizations

(dollars in thousands)

	Mortgage Loans Transferred in Securitizations
				Weighted Average Assumptions Underlying Initial Value of Mortgage Securities - Available-for-Sale
For the Quarter Ended March 31,	Principal Amount	Consolidated Net Gain As a % of Principal	Initial Cost Basis of Mortgage Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2006:
First quarter	$378,944	0.3%	$9,485	43%	15%	2.36%
2005:
First quarter	$2,100,000	0.9%	$88,433	37%	15%	3.63%

Table 12 further illustrates the fact that housing prices have enjoyed substantial appreciation in recent years, which has resulted in prepayment rates increasing while credit losses are decreasing.

In 2005, we executed sales of whole pools of loans to third parties. In the outright sales of mortgage loans, we retain no assets or servicing rights. We generally will sell loans to third parties which do not possess the economic characteristics which meet our long-term portfolio management objectives. Table 13 provides a summary of gains on mortgage loans sold to third parties. We sold $359 million in nonconforming mortgage loans to third parties during the three months ended March 31, 2006, recognizing net losses of $0.2 million from these sales with a weighted average price to par of the loans sold of 101.16. There were no nonconforming mortgage loan sales during the three months ended March 31, 2005.

Table 13 provides the components of our consolidated gains on sales of mortgage assets.

Table 13 — Consolidated Gains on Sales of Mortgage Assets

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Gains on sales of mortgage loans transferred in securitizations	$1,203	$18,136
Gains on sales of trading securities	351	—
Losses on sales of mortgage loans to third parties – nonconforming	(173)	—
Gains on sales of mortgage loans to third parties – conforming	—	147
Losses on sales of real estate owned	(617)	(37)

Consolidated gains on sales of mortgage assets	$764	$18,246

Gains on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, we transfer certain of these derivative instruments into our securitization trusts when they are structured as sales to provide interest rate protection to the third-party bondholders. Prior to the date when we transfer these derivatives, changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates decrease and decrease in value as rates increase. Fair value, at the date of securitization, of the derivative instruments transferred into securitizations structured as sales is included as part of the cost basis of the mortgage loans securitized. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. Any cash flows from these derivatives which are projected to flow to our residual securities we retain are included in the valuation. The gains (losses) on derivative instruments in our mortgage lending segment can be summarized for the three months ended March 31, 2006 and 2005 as follows:

Table 14 — Mortgage Lending Gains on Derivative Instruments

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005

Mark-to-market adjustments on derivatives transferred in securitizations	$(419)	$9,949
Other mark-to-market adjustments on derivatives during the period (A)	6,481	6,610
Net settlements	2,767	(1,325)
Mark-to-market adjustments on commitments to originate mortgage loans	(238)	(581)

Gains on derivative instruments	$8,591	$14,653

(A)	Consists of market value adjustments for derivatives that will be transferred in securitizations in subsequent periods as well as market value adjustments for derivatives used to hedge our balance sheet. A majority of the derivatives held at each period end will be transferred into securitizations in the subsequent period. For securitizations structured as financings the derivative instruments will remain on our balance sheet.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $2.3 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively, for our mortgage lending segment. This increase is due to the higher balance of loans on our balance sheet as of March 31, 2006 as compared to March 31, 2005.

Some of the mortgage loans that serve as collateral for our mortgage securities - available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities - available-for-sale consider this risk. As of March 31, 2006, 54% of the total principal of our securitized loans had mortgage insurance coverage compared to 53% as of December 31, 2005.

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

Other income (expense). Other income (expense) represents intersegment fees paid to the mortgage portfolio management segment and, as such, these fees are eliminated in consolidation and therefore have no impact on consolidated earnings.

General and Administrative Expenses. Our mortgage lending segment’s general and administrative expenses decreased to $31.4 million for the three months ended March 31, 2006 from $34.4 million for the same period of 2005. Because of our major initiative to reduce our cost to produce nonconforming loans, we were able to decrease our general and administrative expenses from the first quarter of 2005 to the same period of 2006. We were able to decrease our cost to produce wholesale loans by 45 basis points for the first three months of 2006 compared to the same period in 2005 as shown in Table 15 below.

The wholesale loan costs of production table below includes all costs paid and fees collected during the wholesale loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations structured as sales. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. Increased efficiencies in the nonconforming lending operation correlate to lower general and administrative costs and higher gains on sales of mortgage assets.

Table 15 — Wholesale Loan Costs of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2006:
First quarter	1.90%	0.38%	2.28%
2005:
First quarter	2.05%	0.68%	2.73%

The following table is a reconciliation of our wholesale overhead costs included in our cost of wholesale loan production to general and administrative expenses of the mortgage lending and loan servicing segment as shown in Note 12 to the condensed consolidated financial statements, presented in accordance with GAAP. The reconciliation does not address premiums paid to brokers because they are deferred at origination under GAAP and recognized when the related loans are sold or securitized in transactions structured as sales. We believe this presentation of wholesale overhead costs provides useful information to investors regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 16 – Reconciliation of Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005

Mortgage lending general and administrative expenses (A)	$31,375	$34,436
Direct origination costs classified as a reduction in gain-on-sale	5,606	10,221
Other lending expenses (B)	(9,825)	(10,377)

Wholesale overhead costs	$27,156	$34,280

Wholesale production, principal (C)	$1,429,718	$1,669,930
Wholesale overhead, as a percentage	1.90%	2.05%

(A)	Mortgage lending general and administrative expenses are presented in Note 12 to the condensed consolidated financial statements.
(B)	Consists of expenses related to our retail and correspondent originations as well as other non-wholesale overhead costs.
(C)	Includes loans originated through NovaStar Home Mortgage, Inc. and purchased by our wholesale division in NovaStar Mortgage, Inc. Only the costs borne by our wholesale division are included in the total cost of wholesale production.

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

Our loan servicing segment reported net income of $1.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The following table illustrates how our net annualized servicing income per unit increased to $90 at March 31, 2006 from $80 at March 31, 2005.

Table 17 — Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	For the Three Months Ended March 31,
	2006		2005
	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$15,129,446		$12,860,740

Number of loans at period end (A)	100,900		92,827

Average unpaid principal during the period (A)	$14,475,402		$12,647,179

Average number of loans during the period (A)	99,450		91,988

Servicing income, before amortization of mortgage servicing rights	$20,229	$814	$15,466	$672
Costs of servicing	(9,601)	(386)	(7,872)	(342)

Net servicing income, before amortization of mortgage servicing rights	10,628	428	7,594	330
Amortization of mortgage servicing rights	(8,397)	(338)	(5,746)	(250)

Servicing income before income tax	$2,231	$90	$1,848	$80

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

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

We receive annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. Servicing fees received from the securitization trusts were $15.7 million and $14.5 million for the months ended March 31, 2006 and 2005, respectively.

Also included in servicing income before amortization of mortgage servicing rights for the loan servicing segment is interest income earned on servicing funds we hold as custodian. These funds consist of principal and interest collected from borrowers on behalf of the securitization trusts, as well as, funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by us and are held in trust. We held, as custodian, $563.5 million and $585.1 million at March 31, 2006 and December 31, 2005, respectively. Other income, net for the loan servicing segment increased to $5.8 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005. This increase from 2005 to 2006 is a result of higher average cash balances in bank accounts where we earn income on the average collected balances and we are earning higher rates on these balances due to the increase in short-term interest rates. This income source will continue to fluctuate as our servicing portfolio changes and as short-term interest rates change.

Costs of Servicing. Our loan servicing segment’s general and administrative expenses increased to $9.6 million for the three months ended March 31, 2006 from $7.9 million for the three months ended March 31, 2005. The increase from 2005 to 2006 is the direct result of the growth in our servicing portfolio.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights increased to $8.4 million for the three months ended March 31, 2006 from $5.7 million for the three months ended March 31, 2005. Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. Generally, as the size of our servicing portfolio increases the amortization expense will increase. Additionally, prepayment speeds continued to increase throughout 2005 and into the first quarter of 2006 on the underlying mortgage loans of our securitizations due to borrowers taking advantage of the equity they have built up in their homes as a result of substantial increases in housing prices in recent years. During periods of increasing loan prepayments, the amortization on our mortgage servicing rights will increase. See Table 3 for a summary of our expected prepayment rate assumptions by securitization trust.

Branch Operations

On November 4, 2005, we adopted a formal plan to terminate all of the remaining NHMI branches. We had 5 branches remaining at March 31, 2006 and we expect all of these branches to be terminated by June 30, 2006. We consider a branch to be discontinued upon its termination date, which is the point in time when the operations cease. Our branch operations segment reported a net loss from discontinued operations net of income taxes of $0.4 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Note 11 to our condensed consolidated financial statements provides detail regarding the impact of the discontinued operations.

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

Below is a summary of the taxable net income available to common shareholders for the three months ended March 31, 2006 and 2005.

Table 18 — Taxable Net Income

(dollars in thousands except per share)

	For the Three Months Ended March 31,
	2006 Estimated	2005 Estimated
Consolidated net income	$24,028	$35,203
Equity in net income of NFI Holding Corp	(2,279)	(341)
Consolidation eliminations between the REIT and TRS	12,504	799

REIT net income	34,253	35,661
Adjustments to net income to compute taxable income	31,252	33,887

Taxable income before preferred dividends	65,505	69,548
Preferred dividends	(1,663)	(1,663)

Taxable net income available to common shareholders	$63,842	$67,885

Taxable net income per common share (A)	$1.95	$2.43

(A)	The common shares outstanding as of the end of each period presented are used in calculating the taxable income per common share.

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

Table 20 incorporates the estimated changes to taxable income through March 31, 2006. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. As of March 31, 2006, no proposed regulations have been issued.

To maintain our qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI intends to declare dividends equal to 100 percent of our taxable income for 2006 by the required distribution date. Accordingly, we have not accrued any corporate income tax for NFI for the three months ended March 31, 2006.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the three months ended March 31, 2006 and 2005, we have accrued excise tax of $1.6 million. Excise tax is reflected as a component of general and administrative expenses on our condensed consolidated statements of income. As of March 31, 2006 and December 31, 2005, accrued excise tax payable was $1.4 million and $6.5 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net income from continuing operations before income taxes of $4.4 million for the three months ended March 31, 2006 compared with $4.2 million for the same period of 2005. This resulted in an income tax expense of $1.7 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. The $1.7 million tax expense on $4.4 million of income from continuing operations in 2006 is exclusive of the deferral of $6.7 million of tax expense related to the $18.0 million intercompany gain, which is eliminated in our consolidated statements of income. Additionally, the TRS reported a net loss from discontinued operations before income taxes of $0.7 million and $3.7 million for the three months ended March 31, 2006 and 2005. This resulted in an income tax benefit of $0.3 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively

During the past five years, we believe that a minority of our shareholders have been non-United States holders. Accordingly, we anticipate that NFI will qualify as a “domestically-controlled REIT” for United States federal income tax purposes. Investors who are non-United States holders should contact their tax advisor regarding the United States federal income tax consequences of dispositions of shares of a “domestically-controlled REIT.”

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations. Note 8 of the condensed consolidated financial statements discusses these obligations in further detail.

The following table summarizes our contractual obligations as of March 31, 2006.

Table 19 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings (A)	$3,417,933	$3,417,933	$—	$—	$—
Long-term debt (B)	108,830	84,727	19,911	4,192	—
Junior subordinated debentures (C)	172,566	4,230	8,460	8,460	151,416
Operating leases (D)	43,543	9,501	17,984	13,581	2,477
Purchase obligations (E)	14,411	14,411	—	—	—
Premiums due to counterparties related to interest rate cap agreements	6,457	2,764	3,538	155	—

Total	$3,763,740	$3,533,566	$49,893	$26,388	$153,893

(A)	This amount includes accrued interest on the obligations as of March 31, 2006.
(B)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments. This amount includes expected interest payments on the obligation. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at March 31, 2006 for each respective obligation.
(C)	The junior subordinated debentures are assumed to mature in 2035 in computing the future payments. This amount includes expected interest payments on the obligation. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at March 31, 2006 for each respective obligation.
(D)	Does not include rental income of $4.0 million to be received under sublease contracts.
(E)	The commitment to purchase mortgage loans does not necessarily represent future cash requirements as some portion of the commitment may be declined for credit or other reasons.

We recorded deferred lease incentives related to these payments, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of March 31, 2006 and 2005 were $3.3 million and $2.9 million, respectively.

We also entered into various sublease agreements for office space formerly occupied by us. We received approximately $168,000 for the three months ended March 31, 2006 under these agreements. We did not receive any proceeds from sublease agreements for the three months ended March 31, 2005.

As of March 31, 2006 we had expected cash requirements for the payment of interest of $6.9 million. The future amount of these interest payments will depend on the outstanding amount of our borrowings as well as the underlying rates for our variable rate borrowings. As of March 31, 2006 we had expected cash requirements for taxes of $288,000. The amount of taxes to be paid in the future will depend on taxable income in future periods as well as the amount and timing of dividend payments and other factors as discussed in Note 1 to the condensed consolidated financial statements.

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

However, if we are unable to raise capital in the future, we may not be able to grow as planned. Refer to “Risk Factors” for additional information regarding risks that could adversely affect our liquidity.

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

Table 20 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Three Months Ended March 31,		Increase / (Decrease)
	2006	2005
Consolidated Statements of Cash Flows:
Cash (used in) provided by operating activities	$(2,177,611)	$217,417	$(2,395,028)
Cash flows provided by investing activities	104,715	116,387	(11,672)
Cash flows provided by (used in) financing activities	1,908,698	(364,457)	2,273,155

The following discussion provides detail and analysis of our cash uses and sources which significantly drive the amounts shown in Table 20 as well as the year over year changes in those amounts.

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

Table 21 and the paragraphs that follow provide more detail regarding the liquidity needs to operate our business.

Table 21 — Primary Uses of Cash

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Primary Uses of Cash:
Investments in new mortgage securities (A)	$8,640	$90,490
Origination and purchases of mortgage loans	2,891,530	1,975,146
Repayments of long-term borrowings	49,578	100,433
Common and preferred stock dividend payments	45,707	68,743

Total primary uses of cash	$2,995,455	$2,234,812

(A)	Represents the sum of the overcollateralization we funded in our securitizations during the year and our estimated cost to produce the loans securitized. See Table 22 for a computation of this estimate.

Investments in New Mortgage Securities. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. We require capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans. We generally know the exact amounts invested related to all of these components except for our costs to originate in which we must estimate. Table 22 illustrates how we compute the estimated capital invested in our securitizations for the three months ended March 31, 2006 and 2005. The decrease in estimated capital invested shown in Table 22 is due to the timing of our securitization transactions.

Table 22 — Summary of Estimated Capital Invested in New Mortgage Securities

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	% of Principal Transferred	2005	% of Principal Transferred
Estimated Capital Invested in New Mortgage Securities:
Principal balance of mortgage loans transferred	$378,944	100.00%	$2,100,000	100.00%
Less: Net proceeds received	378,944	100.00	2,066,840	98.42

Capital invested in subordinated securities, overcollateralization and securitization expenses	—	—	33,160	1.58
Plus: Estimated costs to originate (A)	8,640	2.28	57,330	2.73

Estimated total capital invested in new mortgage securities	$8,640	2.28%	$90,490	4.31%

(A)	Estimated costs to originate is based on costs to originate as reported in Table 15.

Our investments in new mortgage securities should generally increase or decrease in conjunction with our mortgage loan production. In 2005, because we began retaining certain subordinated primary bonds, the amount of capital needed for our securitizations increased. We will continue to retain certain subordinated primary bonds when we feel they provide attractive risk-adjusted returns. Additionally, this table does not take into consideration our subsequent financing of the mortgage securities we retain in these securitizations. See Primary Sources of Cash.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Initial capital invested in our mortgage loans includes premiums paid to the broker plus any haircut required upon financing, which is generally determined by the value and type of the mortgage loan being financed. A haircut is the difference between the principal balance of a mortgage loan and the amount we can borrower from a lender when using that loan to secure the debt. As values of mortgage loans have decreased in 2005 and 2006, we have invested more capital in our mortgage loans due to higher haircuts. The lender haircuts have generally been between zero and two percent of the principal balance of our mortgage loans. Margin compression within the mortgage banking industry has also resulted in a decline in the premiums we paid to brokers for our mortgage loans to 0.8% for the three months ended March 31, 2006 from 1.2% for the three months ended March 31, 2005.

Repayments of Long-Term Borrowings. Long-term borrowing repayments will fluctuate with the timing of new issuances of long-term debt and their respective maturities. See “Net Proceeds From Issuances of Long-Term Debt.”

Common and Preferred Stock Dividend Payments. To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our common shareholders in the form of dividend payments. Historically, we have generally declared dividends equal to 100% of our REIT taxable income and we currently expect to declare dividends equal to 100% of our 2006 REIT taxable income. The amount and timing of future dividends are determined by our Board of Directors based on REIT tax requirements as well as our financial condition and business trends at the time of declaration.

See discussion of preferred stock issuances under “Proceeds From Issuances of Common and Preferred Stock.”

We declared common stock dividends per share of $1.40 the three months ended March 31, 2006 and 2005. Preferred stock dividends declared per share were $0.56 for the three months ended March 31, 2006 and 2005.

Primary Sources of Cash

Our primary sources of cash are as follows:

•	Warehouse lending arrangements (short-term borrowings),

•	Cash received from our mortgage securities portfolio,

•	Net proceeds from the sale and securitization of mortgage assets,

•	Net proceeds from issuances of long-term debt, and

•	Net proceeds from issuances of preferred and common equity.

Table 23 and the paragraphs that follow provide more detail regarding the liquidity sources available to us to meet our operational cash needs.

Table 23 — Primary Sources of Cash

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Primary Sources of Cash:
Change in short-term borrowings, net	$1,992,658	$(243,925)
Cash received from our mortgage securities portfolio (A)	104,855	117,595
Net proceeds from securitizations of mortgage loans	378,944	2,066,840
Net proceeds from sales of mortgage loans to third parties	382,128	12,057
Net proceeds from issuances of long-term debt		48,428
Net proceeds from issuances of preferred and common stock	11,689	216

Total primary sources of cash	$2,870,274	$2,001,211

(A)	Includes proceeds from paydowns on available-for-sale securities as reported in the investing activities section of our condensed consolidated statements of cash flows plus the cash received on our mortgage securities available-for-sale with zero basis.

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements, support our mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal of the loans that secure the debt. Funding for the difference, or “haircut”, must come from cash on hand. In addition our lenders allow us to borrow up to 75% of the market value of our securities when we finance our securities using repurchase agreements. This difference also must come from cash on hand. Of the $4.3 billion in mortgage securities and mortgage loans repurchase facilities, we have approximately $0.8 billion available to support our mortgage lending and mortgage portfolio operations at March 31, 2006, as shown in Table 5. The changes in short-term borrowings will generally correlate with the changes in our mortgage loans—held-for-sale as shown in Tables 22 and 23. We increased the capacity of our short-term repurchase agreements by $750 million to accommodate the timing of our securitizations scheduled to settle in the second quarter of 2006. The $750 million additional borrowing limit will expire on June 30, 2006.

Loans financed with warehouse repurchase credit facilities and securities financed with repurchase agreements are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates, borrower demand, and end investor desire and capacity. Market values of our loans have declined over the past year, but have remained in excess of par. However, there is no certainty that the prices will remain in excess of par. The market value of our securities is also dependent on a variety of economic conditions, including interest rates and market demand for the types of securities we retain from our securitizations and purchase from other issuers. To the extent the value of the loans or securities declines below the required market value margin set forth in the lending agreements, we would be required to repay portions of the amounts we have borrowed.

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

Net Proceeds From Securitizations of Mortgage Loans. We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations are sold to large, institutional investors and U.S. government-sponsored enterprises. The capital markets also provide us with capital to operate our business. The trend has been favorable in the capital markets for the types of securitization transactions we execute. Investor appetite for the bonds created by securitizations has been strong. Additionally, commercial and investment banks have provided significant liquidity to finance our mortgage lending operations through warehouse repurchase facilities. While management cannot predict the future liquidity environment, we are unaware of any material trend that would disrupt continued liquidity support in the capital markets for our business. The net proceeds from securitization of mortgage loans for the three months ended March 31, 2006 differ from the same period in 2005 due to the timing and size of our securitization transactions.

Net Proceeds From Sales of Mortgage Loans to Third Parties. We also depend on third party investors to provide liquidity for our mortgage loans. We generally will sell loans to third party investors which do not possess the economic characteristics which meet our long-term portfolio management objectives. The increase in proceeds from sales of mortgage loans to third parties is a result of the environment of tighter margins in the mortgage banking industry. These tighter margins prompted us to sell loans to third parties rather than adding them to our securitized portfolio due to unattractive returns.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale as well as private debt offerings provide long-term sources of liquidity.

We periodically issue asset-backed bonds (NIMs) secured by our mortgage securities – available-for-sale as a means for long-term financing for these assets. Even though we do have repurchase agreements in place which give us the ability to borrow against our mortgage securities in the short-term, our ability to leverage our mortgage securities through a NIMs transaction provides significant liquidity and long-term financing for the securities. While management cannot predict the future liquidity environment, we are unaware of any material trend that would disrupt continued liquidity support in the NIMs market for our business. We will generally continue to leverage our mortgage securities in the future, yet, we are also focusing on more efficient ways to execute this leverage which could lead to new strategies.

As discussed in Note 15, we received net proceeds of $33.9 million from the issuance of unsecured floating rate junior subordinated debentures on April 18, 2006. We received net proceeds of $48.4 million in the first quarter of 2005 from the issuance of similar debentures. We will continue to take advantage of this market when we feel we can issue debt at more attractive costs than issuing capital.

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

Net Proceeds From Issuances of Common and Preferred Stock. If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter. Since inception, we have raised $432.4 million in net proceeds through private and public equity offerings.

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

During the three months ended March 31, 2006, we sold 426,181 shares of common stock under our DRIP raising $11.4 million in net proceeds and 98,160 shares of common stock under the stock-based compensation plan raising $0.3 million.

During the three months ended March 31, 2005, we sold 116,735 shares of common stock under our DRIP and 71,227 shares of common stock under the stock-based compensation plan raising $0.2 million in net proceeds.

Other Liquidity Factors

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low on a net basis, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of March 31, 2006, we have approximately $6.0 million on deposit. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Historically, repurchases of loans where a defect has occurred have been insignificant, as such, there is minimal liquidity risk. For additional detail, refer to “Off Balance Sheet Arrangements”.

Table 19 details our major contractual obligations due over the next 12 months and beyond. Management believes cash and cash equivalents on hand combined with other available liquidity sources: 1) proceeds from mortgage loan sales and securitizations, 2) cash received on our mortgage securities available-for-sale, 3) draw downs on mortgage loan and securities repurchase agreements, 4) proceeds from private and public debt and equity offerings and 5) proceeds from resecuritizations will be adequate to meet our liquidity needs for the next twelve months. In addition, we do not believe our long-term growth plans will be constrained due to a lack of available liquidity resources. However, we can provide no assurance, that, if needed, the liquidity resources we utilize will be available or will be available on terms we consider favorable. Factors that can affect our liquidity are discussed in the “Risk Factors” section of this document.

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

Specific items that may affect our ability to use the securitizations to finance our loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by our collateral. Our financial performance and condition has little impact on our ability to securitize, as evidenced by our ability to securitize in 1998, 1999 and 2000 when our financial condition was weak. There, however, is no assurance that we will be able to securitize loans in the future if we have poor loan performance. Table 12 summarizes our off balance sheet securitizations for the first quarter of 2006 and 2005.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of March 31, 2006, we had outstanding commitments to originate, purchase and sell loans of $513.5 million, $14.4 million and $155.4 million, respectively. As of December 31, 2005, we had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons. See the “Mortgage Lending Results of Operation” section for further information on our originations and purchases of mortgage loans.

In the ordinary course of business, we sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the first three months of 2006, we sold $0.4 billion of loans with recourse for borrower defaults. We maintained a $1.8 million reserve related to these guarantees as of March 31, 2006. During the first three months of 2006 we paid $5.6 million in cash to repurchase loans sold to third parties.

In the ordinary course of business, we sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of March 31, 2006 and December 31, 2005, we had loans sold with recourse with an outstanding principal balance of $11.7 billion and $12.7 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant, therefore, we have not recorded any reserves related to these guarantees. See Note 4 to our condensed consolidated financial statements for further information on our loan securitizations.

Our branches broker loans to third parties in the ordinary course of business where the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the three months ended March 31, 2006, our branches brokered $0.1 billion of loans with recourse for borrower defaults. We maintained a $400,000 reserve related to these guarantees as of March 31, 2006.

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

Impact of Recently Issued Accounting Pronouncements

At March 31, 2006, we had one stock-based employee compensation plan, which is described more fully in Note 14. From January 1, 2004 through January 1, 2006, we accounted for the plan under the recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)), Share-Based Payment, using the modified-prospective-transition method. Because we were applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the condensed consolidated financial statements.

Prior to adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Additionally, the write-off of deferred tax assets relating to the excess of recognized compensation cost over the tax deduction resulting from the award will continue to be reflected within operating cash flows. We recorded no excess tax benefits during the three months ended March 31, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We are still evaluating the impact the adoption of this statement will have on our condensed consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, Statement 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, so long as the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are still evaluating the impact the adoption of this statement will have on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy sets the following general goals:

(1)	Maintain the net interest margin between our assets and liabilities, and
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

Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2006, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 24 — Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200)	(100)	100	200
As of March 31, 2006:
Change in market values of:
Assets	$123,958	$57,395	$(59,232)	$(132,716)
Interest rate agreements	(40,572)	(23,118)	31,771	65,852

Cumulative change in market value	$83,386	$34,277	$(27,461)	$(66,864)

Percent change of market value portfolio equity (B)	14.5%	6.0%	(4.8)%	(11.6)%

As of December 31, 2005:
Change in market values of:
Assets	$96,456	$42,327	$(44,254)	$(92,483)
Interest rate agreements	(33,502)	(17,365)	20,072	41,616

Cumulative change in market value	$62,954	$24,962	$(24,182)	$(50,867)

Percent change of market value portfolio equity (B)	11.0%	4.4%	(4.2)%	(8.9)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2006 and December 31, 2005.

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

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of March 31, 2006.

Table 25 — Interest Rate Risk Management Contracts

(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2006	2007	2008	2009	2010
Pay-fixed swaps:
Contractual maturity	$7,862	$1,225,000	$480,000	$430,000	$275,000	$40,000	$—
Weighted average pay rate		4.0%	2.6%	4.8%	4.9%	4.9%	—
Weighted average receive rate		4.8%	(A )	(A )	(A )	—	—
Interest rate caps:
Contractual maturity	$10,632	$1,170,000	$200,000	$80,000	$655,000	$225,000	$10,000
Weighted average strike rate		4.4%	2.0%	4.9%	5.0%	4.9%	4.9%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to management on a timely basis to allow decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that ours controls and procedures were effective.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names us defendants and three of our executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. We believe that these claims are without merit and continue to vigorously defend against them.

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

In July 2004, an employee of NHMI, a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed from July 30, 2001 (2000 in California) through November 18, 2005 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”) and California state laws. In January 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers covering the period commencing July 30, 2001 (2000 in California) to May 1, 2006. The settlement covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period, and was approved by the Court on May 1, 2006. Since not all class members elected to be part of the settlement, our obligation related to the settlement is in a range of $1.7 million. Prior to 2006, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded a charge to earnings of $1.5 million. In 2006 the we recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to $1.7 million.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases allege that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”) alleging violations of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and alleging certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief and attorney fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc. et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc. et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy alleging certain LLCs provided settlement services without the borrower’s knowledge. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Lender Act by acting as lenders and/or brokers in Maryland without proper licenses and allege this arrangement amounted to a civil conspiracy. The plaintiffs in both the Miller and Jones cases seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. We believe that these claims are without merit and intend to vigorously defend against them.

In December 2005, a putative class action was filed against NovaStar Mortgage in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NovaStar Mortgage failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. The plaintiffs seek a return of fees paid on the affected loans, excess interest charged, and damage to plaintiffs’ credit and finances, treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. We believe that these claims are without merit and intend to vigorously defend against them.

In December 2005, a putative class action was filed against NHMI in the United States District Court for the Middle District of Louisiana entitled Pearson v. NovaStar Home Mortgage, Inc. Plaintiff contends that NHMI violated the federal Fair Credit Reporting Act (“FCRA”) in connection with its use of pre-approved offers of credit. Plaintiff seeks (on his own behalf, as well as for others similarly situated) statutory damages, other nominal damages, punitive damages and attorney’s fees and costs. We believe that these claims are without merit and intend to vigorously defend against them.

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

Item 1A. Risk Factors

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

We use warehouse repurchase agreements to finance our acquisition of mortgage assets in the short-term. In a warehouse repurchase agreement, we sell an asset and agree to repurchase the same asset at some point in time in the future. Generally, the repurchase agreements we enter into provide that we must repurchase the asset in 30 days. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the asset. The amount we may borrow under these arrangements is generally 95% to 100% of the asset market value with respect to mortgage loans and 65% to 80% of the asset market value with respect to mortgage securities—available-for-sale. When, in a lender’s opinion, asset market values decrease for any reason, including a rise in interest rates or general concern about the value or liquidity of the assets, we are required to repay the margin or difference in market value, or post additional collateral. If cash or additional collateral is unavailable to meet margin calls, we may default on our obligations under the applicable repurchase agreement. In that event, the lender retains the right to liquidate the collateral we provided it to settle the amount due from us. In addition to obtain cash, we may be required to liquidate assets at a disadvantageous time, which would cause us to incur losses and could change our mix of investments, which in turn could jeopardize our REIT status or our ability to rely on certain exemptions under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Our securitizations of mortgage loans that are structured to be treated as sales for financial reporting purposes result in gain recognition at closing. As of March 31, 2006, we had mortgage securities – available for sale with a fair value of $445.4 million on our balance sheet. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities—available-for-sale. It is extremely difficult to validate the assumptions we use in determining the amount of gain on sale and the value of our mortgage securities – available for sale. If our actual experience differs materially from the assumptions that we use to determine our gain on sale or the value of our mortgage securities—available-for-sale, our future cash flows, our financial condition and our results of operations could be negatively affected.

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

Our Option ARM mortgage product exposes us to greater credit risk

There has been an increase in production of our loan product which is characterized as an option ARM loan. There have been recent announcements by federal regulators concerning interest-only loan programs, option ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. Federal banking regulators have expressed serious concerns with these programs and an intent to issue guidance shortly concerning offerings of these products. In addition, already one rating agency (Standard & Poor’s) has required greater credit enhancements for securitization pools that are backed by option ARMs. The combination of these events could lead to the loan product becoming a less available financing option and hence this could have a material affect on the value of such products.

Our interest-only loans may have a higher risk of default than our fully-amortizing loans.

For the three months ended March 31, 2006, originations of interest-only loans totaled $312.0 million, or 17%, of total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan, increasing the risk of loss on these loans.

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

The Investment Company Act of 1940, if deemed applicable to us, would prevent us from conducting our business as described in this document by, among other things, substantially limiting our ability to use leverage. The Investment Company Act does not regulate entities that are primarily engaged, directly or indirectly, in a business “other than that of investing, reinvesting, owning, holding or trading in securities,” or that are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the Commission’s current interpretation, in order to qualify for the latter exemption we must maintain at least 55% of our assets directly in “qualifying real estate interests” and at least an additional 25% of our assets in other real estate-related assets or additional qualifying real estate interests. If we rely on this exemption from registration as an investment company under the Investment Company Act, our ability to invest in assets that would otherwise meet our investment strategies will be limited. If we are subject to the Investment Company Act and fail to qualify for an applicable exemption from the Investment Company Act, we could not operate our business efficiently under the regulatory scheme imposed by the Investment Company Act. Accordingly, we could be required to restructure our activities which could materially adversely affect our financial condition and results of operations.

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

In March 2004, an Illinois Court of Appeals found that the Illinois Interest Act, which caps fees at 3% for loans with an interest rate in excess of 8%, is not preempted by federal law. This ruling contradicts the view of the Federal Circuit Courts of Appeal, most state courts and the Illinois Office of the Attorney General. In November 2004, the Illinois Supreme Court decided to consider an appeal to this case. If this ruling is not overturned, we may reduce operations in Illinois since it will reduce the return we and our investors can expect on higher risk loans. Moreover, as a result of this ruling, plaintiffs are filing actions against lenders, including us, seeking various forms of relief as a result of any fees received in the past that exceeded the applicable thresholds. Any such actions, if decided against us, could harm our results of operations, financial condition and business prospects. [Update? Resolved?]

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

We may issue additional shares that may cause dilution and may depress the price of our common stock.

Our charter permits our board of directors, without shareholder approval, to:

•	authorize the issuance of additional shares of common stock or preferred stock without shareholder approval, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over our outstanding common stock with respect to voting; and

•	classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares.

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

A significant majority of our originations of mortgage loans comes from independent brokers. During 2005, 77% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Our failure to maintain existing relationships or expand our broker networks could significantly harm our business, financial condition, liquidity and results of operations.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions, and our condensed consolidated balance sheet, income statement, and statement of cash flows as reported for GAAP purposes may be difficult to interpret.

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

Market values for our mortgage assets and hedges can be volatile. For GAAP purposes, we mark-to-market our non-hedging derivative instruments through our GAAP condensed consolidated income statement and we mark-to-market our mortgage securities—available-for-sale through our GAAP condensed consolidated balance sheet through other comprehensive income unless the mortgage securities are in an unrealized loss position which has been deemed as an other-than-temporary impairment. An other-than-temporary impairment is recorded through the income statement in the period incurred. Additionally, we do not mark-to-market our loans held for sale as they are carried at lower of cost or market, as such, any change in market value would not be recorded through our income statement until the related loans are sold. If we sell an asset that has not been marked-to-market through our income statement at a reduced market price relative to its basis, our reported earnings will be reduced. A decrease in market value of our mortgage assets may or may not result in a deterioration in future cash flows. As a result, changes in our GAAP condensed consolidated income statement and balance sheet due to market value adjustments should be interpreted with care.

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

If we incur excess inclusion income at the REIT, it will be allocated among our shareholders. A shareholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign shareholders. How such income is to be reported to shareholders is not clear under current law. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences of having excess inclusion income allocated to them and are urged to consult their tax advisors.

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

Some provisions of our charter, bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our shareholders to sell their common stock at favorable prices.

Certain provisions of our charter, bylaws and Maryland law could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price. For example, our board of directors is divided into three classes with three year staggered terms of office. This makes it more difficult for a third party to gain control of our board because a majority of directors cannot be elected at a single meeting. Further, under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Our bylaws make it difficult for any person other than management to introduce business at a duly called meeting requiring such other person to follow certain advance notice procedures. Finally, Maryland law provides protection for Maryland corporations against unsolicited takeover situations. These provisions, as well as others, could discourage potential acquisition proposals, or delay or prevent a change in control and prevent changes in our management, even if such actions would be in the best interests of our shareholders.

Strategies undertaken to comply with REIT requirements under the Code may create volatility in future reported GAAP earnings.

Certain of the residual securities that historically have been held at the REIT generate interest income based on cash flows received from excess interest spread, prepayment penalties and derivatives (i.e., interest rate swap and cap contracts). The cash flows received from the derivatives does not represent qualified income for the REIT income tests requirements of the Code. The Code limits the amount of income from derivative income together with any income not generated from qualified REIT assets to no more than 25% of our gross income. In addition, under the Code, The Company must limit our aggregate income from derivatives (that are non-qualified tax hedges) and from other non-qualifying sources to no more than 5% of our annual gross income. Because of the magnitude of the derivative income projected for 2006 it was highly likely that the Company would not satisfy the REIT income tests. In order to resolve this REIT qualification issue, the Company isolated cash flows received from the residual securities and created a separate security for certain of the bonds that generate derivative income (the “Derivative Bonds”) and then contributed the Derivative Bonds from the REIT to our taxable REIT subsidiary. This transaction may add volatility to future reported GAAP earnings because both the interest only residual bonds (“IO Bonds”) and Derivative Bonds will be evaluated separately for impairment. Historically, the Derivative Bonds have acted as an economic hedge for the IO Bonds that are retained at the REIT, thus mitigating the impairment risk to the IO Bonds in a rising interest rate environment. As a result of transferring the Derivative Bonds to the TRS, the IO and Derivative Bonds will be valued separately creating the risk of earnings volatility resulting from other-than-temporary impairment charges. For example, in a rising rate environment, the IO bond will generally decrease in value while the Derivative Bond will increase in value. If the decrease in value of the IO Bond is deemed to be other than temporary in nature, we would record an impairment charge through the income statement for such decrease. At the same time, any increase in value of the Derivative Bond would be recorded in accumulated other comprehensive income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2006 – January 31, 2006	—	—	—	$1,020,082
February 1, 2006 – February 28, 2006	—	—	—	1,020,082
March 1, 2006 – March 31, 2006 (B)	493	$33.80	—	1,020,082

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the company to repurchase its common shares, in an amount not to exceed $9 million.
(B)	On January 20, 2006, the Company initiated offers to rescind certain shares of its common stock issued pursuant to its 401(k) plan and its DRIP, which may have been sold in a manner that may not have complied with the registration requirements of applicable securities laws. The Company repurchased 493 shares of its common stock from eligible investors who accepted the rescission offers.

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

NOVASTAR FINANCIAL, INC.

DATE: May 5, 2006	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: May 5, 2006	/s/ GREGORY S. METZ
Gregory S. Metz, Chief Financial Officer
(Principal Financial Officer)