Form 10-Q
period 2006-06-30
NOVASTAR FINANCIAL INC
filed 2006-08-09
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2006 was 34,200,707.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$125,939	$264,694
Mortgage loans – held-for-sale	1,490,495	1,291,556
Mortgage loans – held-in-portfolio	2,454,759	28,840
Mortgage securities – available-for-sale	429,972	505,645
Mortgage securities – trading	118,765	43,738
Warehouse notes receivable	76,251	25,390
Mortgage servicing rights	54,097	57,122
Due from securitization trusts	142,135	4,980
Deferred income tax asset, net	37,900	30,780
Servicing related advances	31,219	26,873
Derivative instruments, net	24,341	12,765
Accrued interest receivable	38,277	4,866
Property and equipment, net	10,028	13,132
Other assets	35,744	25,353

Total assets	$5,069,922	$2,335,734

Liabilities and Shareholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,493,998	$1,238,122
Short-term borrowings secured by mortgage securities	211,874	180,447
Other short-term borrowings	14,068	—
Asset-backed bonds secured by mortgage loans	2,498,518	26,949
Asset-backed bonds secured by mortgage securities	43,430	125,630
Junior subordinated debentures	82,774	48,664
Dividends payable	47,713	45,070
Due to securitization trusts	46,947	44,382
Accounts payable and other liabilities	66,194	62,250

Total liabilities	4,505,516	1,771,514
Commitments and contingencies (Note 9)
Shareholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized: Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares issued and outstanding	30	30
Common stock, 34,080,571 and 32,193,101 shares issued and outstanding, respectively	341	322
Additional paid-in capital	646,590	581,580
Accumulated deficit	(168,290)	(128,554)
Accumulated other comprehensive income	86,362	111,538
Other	(627)	(696)

Total shareholders’ equity	564,406	564,220

Total liabilities and shareholders’ equity	$5,069,922	$2,335,734

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Mortgage securities	$83,988	$89,036	$41,413	$48,573
Mortgage loans held-for-sale	70,790	41,511	36,934	21,311
Mortgage loans held-in-portfolio	48,409	2,441	46,607	1,128

Total interest income	203,187	132,988	124,954	71,012
Interest expense:
Short-term borrowings secured by mortgage loans	65,801	21,310	43,034	11,088
Short-term borrowings secured by mortgage securities	2,802	1,557	1,856	757
Other short-term borrowings	21	—	21	—
Asset-backed bonds secured by mortgage loans	17,930	845	17,602	428
Asset-backed bonds secured by mortgage securities	3,023	8,623	1,206	3,816
Junior subordinated debentures	2,872	1,046	1,801	906
Net settlements of derivative instruments used in cash flow hedges	(258)	180	(258)	—

Total interest expense	92,191	33,561	65,262	16,995

Net interest income before provision for credit losses	110,996	99,427	59,692	54,017
Provision for credit losses	9,590	719	6,045	100

Net interest income	101,406	98,708	53,647	53,917
Gains on sales of mortgage assets	23,319	50,771	23,285	32,525
Gains (losses) on derivative instruments	14,731	6,753	6,140	(7,848)
Impairment on mortgage securities – available-for-sale	(6,453)	(1,738)	(4,488)	(126)
Fee income	14,458	17,397	6,888	8,119
Premiums for mortgage loan insurance	(6,150)	(1,982)	(3,802)	(1,040)
Other income, net	18,747	8,625	11,733	4,782
General and administrative expenses:
Compensation and benefits	61,153	52,252	32,786	26,372
Office administration	13,378	14,287	6,565	7,023
Professional and outside services	10,278	8,713	6,600	4,670
Loan expense	3,184	6,989	1,590	3,802
Other	8,860	10,278	4,010	5,169

Total general and administrative expenses	96,853	92,519	51,551	47,036

Income from continuing operations before income tax (benefit) expense	63,205	86,015	41,852	43,293
Income tax (benefit) expense	1,522	2,406	5,848	(519)

Income from continuing operations	61,683	83,609	36,004	43,812
Loss from discontinued operations, net of income tax	(2,920)	(8,887)	(1,269)	(4,293)

Net income	58,763	74,722	34,735	39,519
Dividends on preferred shares	(3,326)	(3,326)	(1,663)	(1,663)

Net income available to common shareholders	$55,437	$71,396	$33,072	$37,856

Continued

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Income from continuing operations available to common shareholders	$1.78	$2.83	$1.04	$1.46
Loss from discontinued operations, net of income tax	(0.09)	(0.31)	(0.04)	(0.15)

Net income available to common shareholders	$1.69	$2.52	$1.00	$1.31

Diluted earnings per share:
Income from continuing operations available to common shareholders	$1.77	$2.80	$1.03	$1.44
Loss from discontinued operations, net of income tax	(0.09)	(0.31)	(0.04)	(0.15)

Net income available to common shareholders	$1.68	$2.49	$0.99	$1.29

Weighted average basic shares outstanding	32,732	28,361	33,063	28,944

Weighted average diluted shares outstanding	32,983	28,709	33,319	29,295

Dividends declared per common share	$2.80	$2.80	$1.40	$1.40

See notes to condensed consolidated financial statements	Concluded

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2006	$30	$322	$581,580	$(128,554)	$111,538	$(696)	$564,220
Forgiveness of founders’ notes receivable	—	—	—	—	—	69	69
Issuance of common stock, 1,790,333 shares	—	18	54,878	—	—	—	54,896
Issuance of stock under stock compensation plans, 97,630 shares	—	1	560	—	—	—	561
Compensation recognized under stock compensation plans	—	—	1,379	—	—	—	1,379
Dividend equivalent rights (DERs) on vested options	—	—	390	(1,493)	—	—	(1,103)
Dividends on common stock ($2.80 per share)	—	—	—	(93,680)	—	—	(93,680)
Dividends on preferred stock ($1.12 per share)	—	—	—	(3,326)	—	—	(3,326)
Common stock repurchased, 493 shares	—	—	(17)	—	—	—	(17)
Tax benefit derived from capitalization of affiliate	—	—	7,858	—	—	—	7,858
Write-off of deferred tax asset related to stock compensation plans	—	—	(38)	—	—	—	(38)

Comprehensive income:
Net income				58,763			58,763
Other comprehensive income					(25,176)		(25,176)
Total comprehensive income							33,587

Balance, June 30, 2006	$30	$341	$646,590	$(168,290)	$86,362	$(627)	$564,406

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net Income	$58,763	$74,722
Loss from discontinued operations	2,920	8,887

Income from continuing operations	61,683	83,609
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Amortization of mortgage servicing rights	15,421	12,737
Impairment on mortgage securities – available-for-sale	6,453	1,738
Gains on derivative instruments	(14,731)	(6,753)
Depreciation expense	3,866	3,573
Losses on disposals of property and equipment	39	—
Amortization of deferred debt issuance costs	2,008	3,076
Compensation recognized under stock compensation plans	1,379	1,120
Provision for credit losses	9,590	719
Amortization of premiums on mortgage loans	3,147	221
Forgiveness of founders’ promissory notes	69	70
Provision for deferred income taxes	(7,653)	(2,701)
Accretion of available-for-sale and trading securities	(81,065)	(82,330)
Gains on sales of mortgage assets	(23,319)	(50,771)
Gains on trading securities	(4,246)	—
Originations and purchases of mortgage loans held-for-sale	(5,728,576)	(4,360,539)
Proceeds from repayments of mortgage loans held-for-sale	54,907	1,746
Proceeds from sales of mortgage loans held-for-sale to third parties	823,768	252,390
Proceeds from sales of mortgage loans held-for-sale in securitizations	2,041,734	3,700,654
Purchase of mortgage securities - trading	(52,316)	—
Proceeds from paydowns of mortgage securities - trading	2,953	—
Proceeds from sale of mortgage securities - trading	11,223	143,153
Changes in:
Servicing related advances	(4,389)	(704)
Accrued interest receivable	(43,682)	(19,237)
Derivative instruments, net	2,020	3,869
Other assets	(58,187)	(7,037)
Accounts payable and other liabilities	1,827	10,003

Net cash used in operating activities from continuing operations	(2,976,077)	(311,394)
Net cash provided by (used in) operating activities from discontinued operations	2,260	(8,251)

Net cash used in operating activities	(2,973,817)	(319,645)

Continued

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	183,614	231,573
Purchase of mortgage securities – available-for-sale	(1,922)	—
Proceeds from repayments of mortgage loans held-in-portfolio	109,204	9,247
Proceeds from sales of assets acquired through foreclosure	718	1,435
Purchases of property and equipment	(824)	(2,914)

Net cash provided by investing activities	290,790	239,341

Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	2,366,796	128,921
Payments on asset-backed bonds	(117,843)	(192,128)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	53,077	94,696
Net change in short-term borrowings	304,306	161,252
Proceeds from issuance of junior subordinated debentures	33,918	48,507
Repurchase of common stock	(17)	—
Dividends paid on vested options	(763)	—
Dividends paid on preferred stock	(3,326)	(3,326)
Dividends paid on common stock	(88,941)	(106,691)

Net cash provided by financing activities from continuing operations	2,547,207	131,231
Net cash used in financing activities from discontinued operations	(2,935)	(1,899)

Net cash provided by financing activities	2,544,272	129,332

Net (decrease) increase in cash and cash equivalents	(138,755)	49,028
Cash and cash equivalents, beginning of period	264,694	268,563

Cash and cash equivalents, end of period	$125,939	$317,591

Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash paid for interest	$86,403	$32,568

Cash paid for income taxes	6,235	68

Cash received on mortgage securities – available-for-sale with no cost basis	2,923	6,765

Cash received for dividend reinvestment plan	2,097	3,042

Non-cash operating, investing and financing activities:
Cost basis of securities retained in securitizations	87,648	146,217

Retention of mortgage servicing rights	12,396	20,384

Change in loans under removal of accounts provision	2,565	5,762

Transfer of loans to held-in-portfolio from held-for-sale	2,548,984	—

Assets acquired through foreclosure	3,832	1,325

Dividends payable	47,713	42,898

Tax benefit derived from capitalization of affiliate	7,858	—

Restricted stock issued in satisfaction of prior year accrued bonus	283	262

See notes to condensed consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 (Unaudited)

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

The Company’s condensed consolidated financial statements as of June 30, 2006 and for the six and three months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the operating results of those branches terminated through June 30, 2006, as discontinued operations in the Consolidated Statements of Income for the six and three months ended June 30, 2006 and 2005.

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

During the six and three months ended June 30, 2006 and March 31, 2006, the Company had purchased approximately $1.03 billion and $1.0 billion, respectively, of mortgage loans and securities from counterparties that it had subsequently financed the mortgage loans and securities through repurchase agreements with that same counterparty. As of June 30, 2006, $25.8 million of mortgage securities included in these purchases remained on the Company’s condensed consolidated balance sheet. The $1.0 billion of mortgage loans purchased in the first quarter of 2006 also remained on the Company’s balance sheet as of June 30, 2006, but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset backed bond financing. As of March 31, 2006, the entire $1.0 billion of mortgage loans and securities purchased during the first quarter remained on the Company’s condensed consolidated balance sheet. The FASB has been deliberating on a technical interpretation of GAAP with respect to the accounting for transactions where assets are purchased and simultaneously financed through a repurchase agreement with the same party and whether these transactions create derivatives requiring a “net” presentation instead of the acquisition of assets and related financing obligation. The Company’s current accounting for these transactions is to record the transactions as an acquisition of assets and related financing obligation. The alternative accounting treatment would be to record any net cash representing the “haircut” amount as a deposit and the forward leg of the repurchase agreement (that is, the obligation to purchase the financial asset(s) at the end of the repo term) as a derivative. Because the FASB has not issued any guidance on this matter as of the filing date of this report, the Company has not changed its accounting treatment for this item. If the Company would be required to change its current accounting based on this interpretation the Company does not believe that there would be a material impact on its condensed consolidated statements of income, however, total assets and total liabilities would be reduced by approximately $20.5 million and $1 billion on the Company’s condensed consolidated balance sheet at June 30, 2006 and March 31, 2006, respectively. Also, cash flows from operating and investing activities would be adjusted by approximately $20.5 million. The Company believes cash flows, liquidity, and ability to pay a dividend would be unchanged, and it does not believe the economics of the transactions or its taxable income or status as a REIT would be affected.

Note 2. New Accounting Pronouncements

At June 30, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 15. From January 1, 2004 through December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)), Share-Based Payment, using the modified-prospective-transition method. Because the Company was applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the condensed consolidated financial statements.

Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Additionally, the write-off of deferred tax assets relating to the excess of recognized compensation cost over the tax deduction resulting from the award will continue to be reflected within operating cash flows. The Company recorded no excess tax benefits during the six months ended June 30, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years after December 15, 2006. The Company is currently evaluating the potential impact of this interpretation on its consolidated financial statements.

Note 3. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Mortgage loans – held-for-sale:
Outstanding principal	$1,436,188	$1,235,159
Net premium	7,360	12,015

	1,443,548	1,247,174
Loans under removal of accounts provision	46,947	44,382

Mortgage loans – held-for-sale	$1,490,495	$1,291,556

Weighted average coupon	8.70%	8.11%

Percent with prepayment penalty	60%	65%

Mortgage loans – held-in-portfolio:
Outstanding principal	$2,423,459	$29,084
Net unamortized premium	41,199	455

Amortized cost	2,464,658	29,539
Allowance for credit losses	(9,899)	(699)

Mortgage loans – held-in-portfolio	$2,454,759	$28,840

Weighted average coupon	8.08%	9.85%

On March 31, 2006, as a result of the Company’s intention to structure certain securitizations as financing arrangements in the second quarter of 2006, the Company transferred $2.5 billion of mortgage loans from its held-for-sale classification to held-in-portfolio.

Note 4. Loan Securitizations

On June 19, 2006 and June 29, 2006 the Company executed securitization transactions, NovaStar Mortgage Funding Trust (“NMFT”) 2006-2 and NMFT 2006-3, respectively, which were accounted for as sales of loans. Derivative instruments were also transferred into the trusts as part of each of these sales transactions to reduce interest rate risk to the third-party bondholders. Details of the transactions structured as sales are as follows (dollars in thousands):

	Net Bond Proceeds	Allocated Value of Retained Interests			Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
		Mortgage Servicing Rights	Subordinated Bond Classes
NMFT Series 2005-4	$378,944	$2,258	$9,416	(A)	$378,944	$259	$1,203
NMFT Series 2006-2	999,790	6,041	40,858	(B)	1,021,102	6,015	11,942
NMFT Series 2006-3	663,000	4,097	37,374	(C)	690,742	3,896	6,383

	$2,041,734	$12,396	$87,648		$2,090,788	$10,170	$19,528

(A)	On January 20, 2006 the Company delivered the remaining $378.9 million of loans into the NMFT Series 2005-4 securitization trust. All of the bonds were issued to the third-party investors at the date of initial close, but the Company did not receive the escrowed proceeds related to the final close until January 20, 2006.
(B)	The NMFT Series 2006-2 subordinated bond classes includes the Class M-9 and M-10 certificates, which were retained by the Company. Class M-9 and M-10 collectively represent $11.9 million in principal. Class M-9 is rated BBB/BBB- by S&P and Fitch, respectively. The Class M-10 is rated BB+ by both S&P and Fitch.
(C)	The NMFT Series 2006-3 subordinated bond classes includes the Class M-9, M-10 and M-11 certificates, which were retained by the Company. Class M-9, M-10 and M-11 collectively represent $16.4 million in principal. Class M-9 is rated BBB/BBB- by S&P and Fitch, respectively. The Class M-10 is rated BBB- by S&P. Class M-11 is rated BB+ by S&P. On July 21, 2006, $409.3 million in loans collateralizing NMFT Series 2006-3 were delivered to the trust. The Company received $409.3 million in proceeds, which had been held in escrow by the trustee.

The Company retained interest-only, prepayment penalty and other subordinated interests in the underlying cash flows and servicing responsibilities from the financial assets transferred as part of the NMFT 2005-4, NMFT 2006-2 and NMFT 2006-3 securitizations. The value of the Company’s retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

On April 28, 2006 and June 8, 2006 the Company executed securitization transactions, NovaStar Home Equity Series (“NHES”) 2006-1 and NHES 2006-MTA1, respectively, which were accounted for as financings. The Company has the ability and intent to hold the mortgage loans to maturity. Details of the transactions structured as financings are as follows (dollars in thousands):

	Net Bond Proceeds	Principal Balance of Loans Financed
NHES Series 2006-1	$1,317,346	$1,364,147
NHES Series 2006-MTA1	1,049,450	1,061,223

	$2,366,796	$2,425,370

Note 5. Mortgage Securities – Available-for-Sale

Mortgage securities – available-for-sale consist of the Company’s investment in the residual securities and subordinated securities that the trusts issued. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The cost basis, unrealized gains and losses and estimated fair value of mortgage securities – available-for-sale as of June 30, 2006 and December 31, 2005 were as follows (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value
As of June 30, 2006	$338,594	$91,378	$—	$429,972
As of December 31, 2005	394,107	113,785	(2,247)	505,645

During the six and three months ended June 30, 2006 and 2005, management concluded that the decline in value on certain securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $6.5 and $4.5 million during the six and three months ended June 30, 2006, respectively, as compared to $1.7 million and $0.1 million during the same periods of 2005.

As of December 31, 2005, the Company had two subordinated available-for-sale securities with fair values aggregating $42.8 million that were not deemed to be other-than-temporarily impaired.

The servicing agreements the Company executes for loans it has securitized include a “clean up” call option which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. At June 30, 2006, the Company had the right, not the obligation, to repurchase $123.9 million of mortgage loans from the NMFT Series 2000-1, NMFT Series 2000-2, NMFT Series 2001-1 and NMFT Series 2001-2 securitization trusts. As discussed in Note 16, on July 25, 2006 the Company exercised its call right for the NMFT Series 2000-1, NMFT Series 2000-2 and NMFT Series 2001-1 securitization trusts.

The following table is a rollforward of mortgage securities – available-for-sale from January 1, 2005 to June 30, 2006 (in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2005	$409,946	$79,229	$489,175
Increases (decreases) to mortgage securities:
New securities retained in securitizations	289,519	2,073	291,592
Accretion of income (A)	171,734	—	171,734
Proceeds from paydowns of securities (A) (B)	(452,050)	—	(452,050)
Impairment on mortgage securities - available-for-sale	(17,619)	17,619	—
Transfer of basis to mortgage loans held-for-sale due to repurchase of mortgage loans from securitization trust (C)	(7,423)	—	(7,423)
Mark-to-market value adjustment	—	12,617	12,617

Net increase (decrease) to mortgage securities	(15,839)	32,309	16,470

As of December 31, 2005	394,107	111,538	505,645

Increases (decreases) to mortgage securities:
New securities retained in securitizations	59,389	716	60,105
Purchase of securities	1,922	—	1,922
Accretion of income (A)	77,032	—	77,032
Proceeds from paydowns of securities (A) (B)	(187,403)	—	(187,403)
Impairment on mortgage securities - available-for-sale	(6,453)	6,453	—
Mark-to-market value adjustment	—	(27,329)	(27,329)

Net decrease to mortgage securities	(55,513)	(20,160)	(75,673)

As of June 30, 2006	$338,594	$91,378	$429,972

(A)	Cash received on mortgage securities with no cost basis was $2.9 million for the six months ended June 30, 2006 and $17.6 million for the year ended December 31, 2005.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2006 and December 31, 2005, the Company had receivables from securitization trusts of $7.2 million and $2.4 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis. Also, the Company had receivables from securitization trusts of $178,000 and $440,000 related to mortgage securities available-for-sale with a zero cost basis as of June 30, 2006 and December 31, 2005, respectively.
(C)	The remaining loans in the NMFT Series 1999-1 securitization trust were called on September 25, 2005.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of June 30, 2006 to mature in one to five years.

Note 6. Mortgage Securities - Trading

As of June 30, 2006, mortgage securities – trading consisted of certain subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates their fair value based on quoted market prices. The following table summarizes the Company’s mortgage securities – trading as of June 30, 2006 (dollars in thousands):

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A-	$14,421	$13,068	$13,446	3	9.7%
BBB+	17,204	14,694	15,627	3	11.8
BBB	29,527	24,384	25,940	5	13.5
BBB-	57,446	48,003	49,358	9	13.3
BB+	15,106	12,679	12,710	5	12.8
BB	2,000	1,642	1,684	1	14.0

Total	$135,704	$114,470	$118,765	26	12.5%

The Company recognized net trading gains of $4.2 million and $1.8 million for the six and three months ended June 30, 2006, respectively.

On February 23, 2006, the Company sold the M-9 bond class security which it had retained from its NMFT Series 2005-4 securitization, to a third party and recognized a gain on the sale of approximately $351,000. During the three months ended June 30, 2006 the Company had no sales of trading securities.

As of June 30, 2006 the Company had pledged all of its trading securities as collateral for financing purposes.

Note 7. Junior Subordinated Debentures

In April of 2006, the Company established NovaStar Capital Trust II (“NCTII”), a statutory trust organized under Delaware law for the sole purpose of issuing trust preferred securities. NovaStar Mortgage, Inc. (“NMI”) owns all of the common securities of NCTII. On April 18, 2006, NCTII issued $35 million in unsecured floating rate trust preferred securities to other investors. The trust preferred securities require quarterly interest payments. The interest rate is floating at the three-month LIBOR rate plus 3.5% and resets quarterly. The trust preferred securities are redeemable, at NCTII’s option, in whole or in part, anytime without penalty on or after June 30, 2011, but are mandatorily redeemable when they mature on June 30, 2036. If they are redeemed on or after June 30, 2011, but prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

The proceeds from the issuance of the trust preferred securities and the common securities of NCTII were loaned to NMI in exchange for $36.1 million of junior subordinated debentures of NMI, which are the sole assets of NCTII. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company. The Company entered into a guarantee for the purpose of guaranteeing the payment of any amounts to be paid by NMI under the terms of the debentures. Following payment by the Company of offering costs, the Company’s net proceeds from the offering aggregated $33.9 million.

The assets and liabilities of NCTII are not consolidated into the consolidated financial statements of the Company. Accordingly, the Company’s equity interest in NCTII is accounted for using the equity method. Interest on the junior subordinated debt is included in the Company’s consolidated statements of income as interest expense - subordinated debt and the junior subordinated debentures are presented as a separate category on the consolidated balance sheets.

Note 8. UBS Borrowings

In connection with the lending agreement with UBS Warburg Real Estate Securities, Inc. (“UBS”), NovaStar Mortgage SPV I (“NovaStar Trust”), a Delaware statutory trust, has been established by NMI as a wholly owned special-purpose warehouse finance subsidiary whose assets and liabilities are included in the Company’s condensed consolidated financial statements.

NovaStar Trust has agreed to issue and sell to UBS mortgage notes (the “Notes”). Under the agreements that document the issuance and sale of the Notes:

•	all assets which are from time to time owned by NovaStar Trust are legally owned by NovaStar Trust and not by NMI.

•	NovaStar Trust is a legal entity separate and distinct from NMI and all other affiliates of NMI.

•	the assets of NovaStar Trust are legally assets only of NovaStar Trust, and are not legally available to NMI and all other affiliates of NMI or their respective creditors, for pledge to other creditors or to satisfy the claims of other creditors.

•	none of NMI or any other affiliate of NMI is legally liable on the debts of NovaStar Trust, except for an amount limited to 10% of the maximum dollar amount of the Notes permitted to be issued.

•	the only assets of NMI resulting from the issuance and sale of the Notes are:

1)	any cash portion of the purchase price paid from time to time by NovaStar Trust in consideration of Mortgage Loans sold to NovaStar Trust by NMI; and

2)	the value of NMI’s net equity investment in NovaStar Trust.

As of June 30, 2006, NovaStar Trust had the following assets:

1)	whole loans: $435.1 million

2)	cash and cash equivalents: $1.2 million.

As of June 30, 2006, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $433.0 million, and

2)	$3.3 million in members’ equity investment.

Note 9. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At June 30, 2006, the Company had outstanding commitments to originate and sell loans of $746.8 million and $252.8 million, respectively. The Company had no commitments to purchase loans at June 30, 2006. At December 31, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During the six months ended June 30, 2006, the Company sold $793.1 million of loans with recourse for borrower defaults. The Company maintained a $1.8 million reserve related to these guarantees as of June 30, 2006. During the six months ended June 30, 2006 the Company paid $8.8 million in cash to repurchase loans sold to third parties.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of June 30, 2006 and December 31, 2005, the Company had loans sold with recourse with an outstanding principal balance of $11.8 billion and $12.7 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant, therefore, the Company has recorded no reserves related to these guarantees.

The Company’s branches broker loans to third parties in the ordinary course of business where the third party has recourse against the Company for certain borrower defaults. Because the loans were never on the Company’s balance sheet, the recourse component is considered a guarantee. During the six months ended June 30, 2006, the Company’s branches brokered $189.0 million of loans with recourse for borrower defaults. The Company maintained a $200,000 reserve related to these guarantees as of June 30, 2006. These branches were all discontinued as of June 30, 2006.

Contingencies. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names the Company defendants and three of the Company’s executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. Plaintiffs’ motion for class certification is pending. The Company believes that these claims are without merit and continues to vigorously defend against them.

In the wake of the securities class action, the Company has also been named as a nominal defendant in several derivative actions brought against certain of our officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to the Companyfor failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements.

In July 2004, an employee of NHMI, a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed from July 30, 2001 (2000 in California) through November 18, 2005 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”) and California state laws. In January 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers covering the period commencing July 30, 2001 (2000 in California) to May 1, 2006. The settlement covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period, and was approved by the Court on May 1, 2006. Since not all class members elected to be part of the settlement, the Company obligation related to the settlement is approximately $1.7 million. Prior to 2006, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.5 million. In 2006 the Company recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to $1.7 million.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases allege that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”) alleging violations of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and alleging certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief and attorney fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc. et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc. et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy alleging certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and allege this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones’ case seek a disgorgement of fees and attorney’s fees. On July 7, 2006, the court in the Jones’ case denied cross-motions for summary judgment on the grounds that material factual issues existed. The court granted plaintiffs’ motion to certify a statewide Maryland class. The Company believes that all of these claims are without merit and intend to vigorously defend against them.

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

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action or individual claims for violations of the RESPA, FLSA, federal and state laws prohibiting employment discrimination, federal and state laws prohibiting discrimination in lending and federal and state licensing and consumer protection laws.

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

Note 10. Issuance and Repurchase of Capital Stock

The Company sold 1,790,333 shares of its common stock during the six months ended June 30, 2006 under its Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”). Net proceeds of $52.8 million were raised under these sales of common stock.

During the six months ended June 30, 2006, 97,630 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.3 million were received under these issuances.

On January 20, 2006, the Company initiated offers to rescind certain shares of its common stock issued pursuant to its 401(k) plan and DRIP that may have been sold in a manner that may not have complied with the registration requirements of applicable securities laws. The Company repurchased 493 shares of its common stock from eligible investors who accepted the rescission offers as of March 31, 2006, the date the rescission offers expired.

Note 11. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the three and six months ended June 30, 2006 and 2005 (in thousands).

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Net Income	$58,763	$74,722	$34,735	$39,519
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale, net of tax	(34,966)	61,045	(24,651)	30,629
Change in unrealized gain on derivative instruments used in cash flow hedges	3,595	—	3,595	—
Impairment on mortgage securities - available-for-sale reclassified to earnings	6,453	1,738	4,488	126
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	(258)	109	(258)	—

Other comprehensive (loss) income	(25,176)	62,892	(16,826)	30,755

Total comprehensive income	$33,587	$137,614	$17,909	$70,274

Note 12. Discontinued Operations

By June 30, 2006, the Company terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The Company has presented the operating results of NHMI as discontinued operations in the condensed consolidated statements of income for the six and three months ended June 30, 2006 and 2005. The operating results of all discontinued operations are summarized as follows (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Interest income	$136	$198	$76	$118
Interest expense	(196)	(68)	(7)	(28)
Gains on sales of mortgage assets	1,191	184	462	45
Fee income	5,598	24,025	2,408	9,482
Other income	189	46	14	29
General and administrative expenses	(11,568)	(38,537)	(4,974)	(16,482)

Loss before income tax benefit	(4,650)	(14,152)	(2,021)	(6,836)
Income tax benefit	(1,730)	(5,265)	(752)	(2,543)

Loss from discontinued operations	$(2,920)	$(8,887)	$(1,269)	$(4,293)

As of June 30, 2006, the Company had $2.4 million in cash, $4.5 million in mortgage loans held-for-sale, $5.6 million in deferred income tax asset, net, $1.2 million in other assets, $4.5 million short-term borrowings secured by mortgage loans and $3.8 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets. As of December 31, 2005, the Company had $5.6 million in cash, $7.4 million in mortgage loans held-for-sale, $4.6 million in deferred income tax asset, net, $1.5 million in other assets, $7.4 million short-term borrowings secured by mortgage loans and $5.2 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets.

Note 13. Segment Reporting

The Company reviews, manages and operates its business in three segments: mortgage portfolio management, mortgage lending and loan servicing. The Company’s branch operations segment was discontinued as of June 30, 2006, therefore the Company no longer considers it as a segment. The branch operations are now included as part of the mortgage lending segment and are presented as discontinued operations. The prior period results have been restated to reflect this change. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. Mortgage lending operations include the marketing, underwriting and funding of loan production as well as the results of NHMI, a wholly owned subsidiary of the Company, which has been presented as a discontinued operation. Loan servicing operations represent the income and costs to service the Company’s portfolio of loans. Following is a summary of the operating results of the Company’s segments for the six and three months ended June 30, 2006 and 2005, as reclassified to reflect the change in segment structure and the results of the discontinued operations for the six and three months ended June 30, 2006 and June 30, 2005 (dollars in thousands):

For the Six Months Ended June 30, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$132,398	$70,789	$—	$—	$203,187
Interest expense	41,460	56,511	—	(5,780)	92,191

Net interest income before provision for credit losses	90,938	14,278	—	5,780	110,996
Provision for credit losses	(9,590)	—	—	—	(9,590)
Gains on sales of mortgage assets	361	43,386	—	(20,428)	23,319
Premiums for mortgage loan insurance	(2,277)	(3,873)	—	—	(6,150)
Fee income	236	3,083	12,547	(1,408)	14,458
Gains on derivative instruments	109	14,622	—	—	14,731
Impairment on mortgage securities – available- for-sale	(6,453)	—	—	—	(6,453)
Other income (expense)	11,870	(1,756)	13,005	(4,372)	18,747
General and administrative expenses	(9,026)	(69,632)	(18,195)	—	(96,853)

Income from continuing operations before income tax expense	76,168	108	7,357	(20,428)	63,205
Income tax expense	6,376	37	2,706	(7,597)	1,522

Income (loss) from continuing operations	69,792	71	4,651	(12,831)	61,683
Loss from discontinued operations, net of income tax	—	(2,920)	—	—	(2,920)

Net income (loss)	$69,792	$(2,849)	$4,651	$(12,831)	$58,763

For the Six Months Ended June 30, 2005

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$91,477	$41,511	$—	$—	$132,988
Interest expense	11,025	26,454	—	(3,918)	33,561

Net interest income before provision for credit losses	80,452	15,057	—	3,918	99,427
Provision for credit losses	(719)	—	—	—	(719)
Gains on sales of mortgage assets	291	52,176	—	(1,696)	50,771
Premiums for mortgage loan insurance	(194)	(1,788)	—	—	(1,982)
Fee income	—	4,690	12,854	(147)	17,397
Gains on derivative instruments	523	6,230	—	—	6,753
Impairment on mortgage securities – available- for-sale	(1,738)	—	—	—	(1,738)
Other income (expense)	7,683	(1,600)	6,313	(3,771)	8,625
General and administrative expenses	(7,755)	(68,111)	(16,653)	—	(92,519)

Income from continuing operations before income tax expense	78,543	6,654	2,514	(1,696)	86,015
Income tax expense	—	2,098	935	(627)	2,406

Income from continuing operations	78,543	4,556	1,579	(1,069)	83,609
Loss from discontinued operations, net of income tax	—	(8,887)	—	—	(8,887)

Net income (loss)	$78,543	$(4,331)	$1,579	$(1,069)	$74,722

For the Three Months Ended June 30, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$88,020	$36,934	$—	$—	$124,954
Interest expense	37,693	29,822	—	(2,253)	65,262

Net interest income before provision for credit losses	50,327	7,112	—	2,253	59,692
Provision for credit losses	(6,045)	—	—	—	(6,045)
Gains on sales of mortgage assets	34	24,466	—	(1,215)	23,285
Premiums for mortgage loan insurance	(2,221)	(1,581)	—	—	(3,802)
Fee income	236	1,483	6,535	(1,366)	6,888
Gains on derivative instruments	109	6,031	—	—	6,140
Impairment on mortgage securities – available- for-sale	(4,488)	—	—	—	(4,488)
Other income	4,441	994	7,185	(887)	11,733
General and administrative expenses	(4,700)	(38,257)	(8,594)	—	(51,551)

Income from continuing operations before income tax expense	37,693	248	5,126	(1,215)	41,852
Income tax expense	4,355	90	1,855	(452)	5,848

Income (loss) from continuing operations	33,338	158	3,271	(763)	36,004
Loss from discontinued operations, net of income tax	—	(1,269)	—	—	(1,269)

Net income (loss)	$33,338	$(1,111)	$3,271	$(763)	$34,735

For the Three Months Ended June 30, 2005

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$49,701	$21,311	$—	$—	$71,012
Interest expense	5,001	14,147	—	(2,153)	16,995

Net interest income before provision for credit losses	44,700	7,164	—	2,153	54,017
Provision for credit losses	(100)	—	—	—	(100)
Gains on sales of mortgage assets	177	33,245	—	(897)	32,525
Premiums for mortgage loan insurance	(95)	(945)	—	—	(1,040)
Fee income	—	2,542	5,649	(72)	8,119
Gains (losses) on derivative instruments	575	(8,423)	—	—	(7,848)
Impairment on mortgage securities – available- for-sale	(126)	—	—	—	(126)
Other income (expense)	4,848	(1,783)	3,798	(2,081)	4,782
General and administrative expenses	(4,581)	(33,674)	(8,781)	—	(47,036)

Income (loss) from continuing operations before income tax expense (benefit)	45,398	(1,874)	666	(897)	43,293
Income tax expense (benefit)	—	(434)	244	(329)	(519)

Income (loss) from continuing operations	45,398	(1,440)	422	(568)	43,812
Loss from discontinued operations, net of income tax	—	(4,293)	—	—	(4,293)

Net income (loss)	$45,398	$(5,733)	$422	$(568)	$39,519

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the six and three months ended June 30, 2006 and 2005 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Amounts paid to (received from) mortgage portfolio management from (to) mortgage lending:
Interest income on intercompany debt	$5,780	$3,893	$2,253	$2,148
Guaranty, commitment, loan sale and securitization fees	2,217	3,619	1,226	1,185
Interest income on warehouse borrowings	—	25	—	5
Gains on sales of mortgage securities – available-for-sale retained in securitizations	(715)	(1,696)	(650)	(897)
Gains on sales of mortgage loans	(19,713)	—	(565)	—
Amounts paid to (received from) mortgage portfolio management from (to) loan servicing:
Loan servicing fees	$(1,397)	$(147)	$(1,360)	$(72)
Amounts paid to (received from) mortgage lending from (to) loan servicing:
Loan servicing fees	$(11)	$—	$(6)	$—

Note 14. Earnings Per Share

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Numerator:

Income from continuing operations	$61,683	$83,609	$36,004	$43,812

Dividends on preferred shares	(3,326)	(3,326)	(1,663)	(1,663)

Income from continuing operations available to common shareholders	58,357	80,283	34,341	42,149

Loss from discontinued operations, net of income tax	(2,920)	(8,887)	(1,269)	(4,293)

Net income available to common shareholders	$55,437	$71,396	$33,072	$37,856

Denominator:
Weighted average common shares outstanding – basic	32,732	28,361	33,063	28,944

Weighted average common shares outstanding – dilutive:

Weighted average common shares outstanding – basic	32,732	28,361	33,063	28,944

Stock options	231	341	233	343
Restricted stock	20	7	23	8

Weighted average common shares outstanding – dilutive	32,983	28,709	33,319	29,295

Basic earnings per share:

Income from continuing operations	$1.88	$2.95	$1.09	$1.51

Dividends on preferred shares	(0.10)	(0.12)	(0.05)	(0.05)

Income from continuing operations available to common shareholders	1.78	2.83	1.04	1.46

Loss from discontinued operations, net of income tax	(0.09)	(0.31)	(0.04)	(0.15)

Net income available to common shareholders	$1.69	$2.52	$1.00	$1.31

Diluted earnings per share:

Income from continuing operations	$1.87	$2.91	$1.08	$1.50

Dividends on preferred shares	(0.10)	(0.11)	(0.05)	(0.06)

Income from continuing operations available to common shareholders	1.77	2.80	1.03	1.44

Loss from discontinued operations, net of income tax	(0.09)	(0.31)	(0.04)	(0.15)

Net income available to common shareholders	$1.68	$2.49	$0.99	$1.29

The following restricted stock and stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive (in thousands, except exercise prices):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Number of stock options and restricted stock (in thousands)	225	119	269	119
Weighted average exercise price	$35.47	$30.59	$35.00	$30.59

Note 15. Stock Compensation Plans

On June 8, 2004, the Company’s 1996 Stock Option Plan (the “1996 Plan”) was replaced by the 2004 Incentive Stock Plan (“the 2004 Plan”). The 2004 Plan provides for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), deferred stock, restricted stock, performance share awards, dividend equivalent rights (“DERs”) and stock appreciation awards (“SARs”). The Company has granted ISOs, NQSOs, restricted stock, performance share awards and DERs. ISOs may be granted to employees of the Company. NQSOs, DERs, SARs and stock awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. Under the terms of the Plan, the number of shares available for grant is equal to 2.5 million shares of common stock. The Plan will remain in effect unless terminated by the Board of Directors or no shares of stock remain available for awards to be granted. The Company’s policy is to issue new shares upon option exercise.

Effective January 1, 2006, the Company adopted provisions of SFAS No. 123(R). The Company selected the modified prospective method of adoption. The Company recorded stock-based compensation expense of $1.4 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. The cost is expected to be amortized over a weighted average period of 3.06 years.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options generally vest equally over four years and expire ten years after the date of grant. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.6 million and $1.1 million, respectively. The total fair value of options vested during the six months ended June 30, 2006 and 2005 was $1.4 million and $0.4 million, respectively.

The following table summarizes stock option activity for the six months ended June 30, 2006 and 2005, respectively:

	2006			2005
Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	401,168	$18.39		433,600	$10.16
Granted	162,040	31.74		91,265	41.16

Exercised	(29,500)	9.41		(32,500)	8.36
Forfeited	(6,060)	19.39		(6,630)	19.57

Outstanding at the end of period	527,648	$22.98	$4,554,781	485,735	$15.98	$11,256,197

Exercisable at the end of period	264,134	$16.10	$4,096,789	219,350	$10.00	$6,394,918

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

For options which vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options as a result of DERs associated with the option. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. Certain of the options exercised during the six months ended June 30, 2006 and 2005 had DERs payable in additional shares of stock attached to them when issued. As a result of these exercises, an additional 12,479 and 8,187 shares of common stock were issued during the six months ended June 30, 2006 and 2005, respectively.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The following table presents information on stock options outstanding as of June 30, 2006.

	Outstanding			Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$1.53 – $7.16	83,500	5.12	$5.63	83,500	$5.63
$7.91 - $12.97	160,350	6.22	11.89	109,350	11.74
$22.66 - $33.59	172,040	9.23	30.67	18,750	27.03
$35.53 - $42.13	111,758	8.91	40.00	52,534	37.92

	527,648	7.60	$22.98	264,134	$16.10

The following table summarizes the weighted average fair value of options granted during the six months ended June 30, 2006 and 2005, respectively, determined using the Black-Scholes option pricing model and the assumptions used in their determination. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock.

	2006	2005
Weighted average:
Fair value, at date of grant	$12.48	$12.58
Expected life in years	5	5
Annual risk-free interest rate	4.7%	4.1%

Volatility	37.5%	44.3%
Dividend yield	0.0%	4.0%

The Company granted and issued shares of restricted stock during the six months ended June 30, 2006 and 2005. The 2006 restricted stock awards vest at the end of 5 years while the 2005 restricted stock awards vest at the end of 10 years.

During the first six months of 2005, the Company also granted restricted shares to employees and officers under Performance Contingent Deferred Stock Award Agreements. Under the agreements, the Company will issue shares of restricted stock if certain performance targets are achieved by the Company within a three-year period. The shares vest equally over two years upon issuance. No shares were issued under these agreements during the first six months of 2006 or 2005. The total number of shares which can be issued in the future under these agreements is 20,655 as of June 30, 2006.

In November 2004, the Company entered into a Performance Contingent Deferred Stock Award Agreement with an executive of the Company. Under the agreement, the Company will issue shares of restricted stock if certain performance targets based on wholesale nonconforming origination volume are achieved by the Company within a five-year period. The shares vest equally over four years upon issuance. No shares were issued related to this agreement in 2005 or 2006 and the total number of shares that can be issued in the future is 100,000 as of June 30, 2006.

The following table summarizes restricted stock activity for the first six months of 2006 and 2005, respectively:

	2006 Shares	2005 Shares
Outstanding at the beginning of year	169,969	140,300
Granted	62,182	53,565
Vested	(9,714)	(17,591)
Forfeited	(1,560)	(1,640)

Outstanding at the end of period	220,877	174,634

Note 16. Subsequent Events

The servicing agreements the Company executes for loans it has securitized include a “clean up” call option which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. In July of 2006, the Company exercised the “clean up” call option on NMFT Series 2000-1, NMFT Series 2000-2 and NMFT Series 2001-1 and repurchased loans with a remaining principal balance of $57.3 million from these trusts for $58.8 million in cash. The trusts distributed the $58.8 million to retire the bonds held by third parties. Along with the cash paid to the trusts, the cost basis of the NMFT Series 2000-1 mortgage security, $0.4 million, became part of the cost basis of the repurchased mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company” ,”NovaStar Financial”, “NFI” , “we” or “us”) and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2005.

Safe Harbor Statement

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters. Certain matters discussed in this quarterly report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including our ability to generate sufficient liquidity on favorable terms; the size, frequency and structure of our securitizations; interest rate fluctuations on our assets that differ from our liabilities; increases in prepayment or default rates on our mortgage assets; changes in assumptions regarding estimated loan losses and fair value amounts; changes in origination and resale pricing of mortgage loans; our compliance with applicable local, state and federal laws and regulations or opinions of counsel relating thereto and the impact of new local, state or federal legislation or regulations, or opinions of counsel relating thereto, or court decisions on our operations; the initiation of margin calls under our credit facilities; the ability of our servicing operations to maintain high performance standards and maintain appropriate ratings from rating agencies; our ability to expand origination volume while maintaining an acceptable level of overhead; our ability to adapt to and implement technological changes; the stability of residential property values; the outcome of litigation or regulatory actions pending against us; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are outlined from time to time in our filings with the Commission, including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This document only speaks as of its date and we expressly disclaim any duty to update the information herein.

Executive Overview of Performance

The following selected key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Net income available to common shareholders	$55,437	$71,396	$33,072	$37,856
Net income available to common shareholders, per diluted share	$1.68	$2.49	$0.99	$1.29
Estimated taxable net income available to common shareholders (A)	$100,740	$157,582	$44,169	$89,697
Estimated taxable net income available to common shareholders, per share (A)	$2.96	$5.14	$1.30	$2.93
Cash dividends declared per common share	$2.80	$2.80	$1.40	$1.40
Nonconforming originations and purchases (B)	$4,651,411	$4,305,483	$2,816,586	$2,357,632
Weighted average coupon of nonconforming originations and purchases (B)	8.61%	7.62%	8.66%	7.62%
Nonconforming loans securitized	$2,090,788	$3,749,289	$1,711,844	$1,649,289
Nonconforming loans sold to third parties	$793,056	$227,195	$434,065	$227,195
Gains on sales of mortgage assets	$23,319	$50,771	$23,285	$32,525
Net interest yield on assets (C)	1.37%	1.53%	1.41%	1.67%
Net yield on mortgage securities (D)	31.37%	30.26%	30.58%	32.76%
Weighted average whole loan price used in the initial valuation of residual interests	101.94	102.55	102.03	102.86
Costs of wholesale production, as a percent of principal (E)	1.97%	2.59%	1.78%	2.46%

(A)	The common shares outstanding at the end of each period presented are used in calculating the taxable income per common share.
(B)	Does not include bulk purchased MTA loans during the period.
(C)	This metric is defined in Table 3.
(D)	This metric is defined in Table 2.
(E)	This metric is defined in Table 10.

During the six and three months ended June 30, 2006, we reported net income available to common shareholders of $55.4 million and $33.1 million, or $1.68 and $0.99 per diluted share, as compared to $71.4 million and $37.9 million, or $2.49 and $1.29 per diluted share for the same periods in 2005. The decrease in net income available to common shareholders for the six month period ended June 30, 2006 was primarily a result of our shift in securitization strategies to add qualified assets to our balance sheet to insure our status as a real estate investment trust (“REIT”). This decision ultimately resulted in a decrease in securitization sales transaction volume from $3.7 billion for the six months ended June 30, 2005 to $2.1 billion for the same period of 2006. During the second quarter of 2006, we structured the NHES Series 2006-1 securitization as well as the NHES 2006-1MTA securitization as financing transactions instead of our typical sales transactions. As a result of the decline in the volume of loans securitized in sales transactions, our gains on sales of mortgage assets declined significantly to $23.3 during the six months ended June 30, 2006 from $50.8 million during the same period of 2005. The significant decrease in net income available to common shareholders for the three month period ended June 30, 2006 was primarily a result of lower gains on sales of mortgage assets from our securitizations structured as sales transactions due to tighter margins. These gains declined significantly to $23.3 million during the three months ended June 30, 2006 from $32.5 million during the same period of 2005.

Profit margin compression continued to be a contributor to the decline in net income available to common shareholders for the three and six months ended June 30, 2006 as compared to the same period of 2005. Margin compression resulted from the continued increase in short-term rates while the coupons on the mortgage loans we originated and purchased have risen only slightly. One-month LIBOR and the two-year swap rate increased by 1.99% and 1.64%, respectively, from June 30, 2005 to June 30, 2006, while the weighted average coupon on our nonconforming loans rose by approximately 1.0% over the same period. This compression resulted in the weighted average net whole loan price used in the initial valuation of our mortgage securities to decrease to 101.94 and 102.03 for the six and three months ended June 30, 2006 from 102.55 and 102.86 for the same periods of 2005. Margin compression also affected whole loan bids we receive on the loans we sell in the secondary market. The weighted average price to par of loans sold to third parties was 101.42 and 103.07 for the six months ended June 30, 2006 and 2005, respectively. We expect to continue selling a portion of our mortgage loans that we feel will not provide attractive long-term risk-adjusted returns.

Although our interest income on mortgage securities has declined from 2005, it remains a significant driver of our net income available to common shareholders. The decline in interest income was driven by our mortgage securities – available-for-sale portfolio decreasing to $430.0 million as of June 30, 2006 from $543.9 million as of June 30, 2005. These securities primarily represent the retained interests in our securitizations of the mortgage loans we originate and purchase. The decrease in our mortgage securities – available-for-sale portfolio is primarily related to our execution of securitizations structured as financings as well as expected erosion of the portfolio due to tightening margins and normal paydowns. Even as the mortgage securities portfolio declined, it continued to yield attractive returns into 2006 primarily as the result of better-than-expected credit performance. The net yield on our mortgage securities portfolio was 31.4% and 30.6% for the six and three months ended June 30, 2006 as compared to 30.3% and 32.8% for the same period in 2005. Our portfolio management focus continues to be on managing a portfolio to deliver attractive risk-adjusted returns. Assuming all other factors unchanged, because of industry margin compression, the net yield on our mortgage securities portfolio should generally decrease as our older higher-yielding securities paydown and we add new lower-yielding securities. The growth of our mortgage portfolio is also very dependent upon future widening or tightening of profit margins as well as the structure of our securitizations. If more tightening occurs, yields on new mortgage securities may fall to levels which may not warrant new growth in our portfolio.

We continued to focus on cost controls and business efficiencies to mitigate the impact of tighter spreads which resulted in our cost of wholesale production decreasing for the three and six months ended June 30, 2006 by 0.6% and 0.7% from the respective periods of 2005. Cost containment and production efficiencies will continue to be a major focus for the remainder of 2006.

As part of our interest rate risk management strategies, we utilize interest rate swaps and caps, which have provided gains to partially offset the impact of margins compressing. We recognized gains on derivative instruments which did not qualify for hedge accounting of $6.1 million and $14.7 million for the three and six months ended June 30, 2006, compared to gains (losses) of $(7.8) million and $6.8 million for the same periods of 2005. During periods of rising rates, these derivative instruments help maintain the net interest margin between our assets and liabilities as well as diminish the effect of changes in general interest rate levels on the market value of our mortgage assets. A majority of the derivatives owned by us at June 30, 2006 will most likely be transferred into securitizations scheduled to close in the third quarter of 2006. Any derivatives transferred into securitizations structured as financings will remain on our balance sheet. Occasionally, we enter into interest rate agreements that do meet the hedging criteria set forth in GAAP. In these instances we record their change in value, directly to other comprehensive income on our statement of shareholder’s equity. Any ineffectiveness is reclassified to earnings.

Industry Overview and Known Material Trends

Described below are some of the marketplace conditions and known material trends that may impact our future results of operations.

As we move into the third quarter of 2006, we believe the nonconforming mortgage market continues to offer a mix of opportunities and challenges. The following trends have become evident in the business environment in which we operate and could have a significant impact on our financial condition, results of operations and cash flows:

•	Various industry publications predict that growth in the nonconforming origination market will be relatively flat in 2006 with some publications predicting a slight decline. Our ability to increase the size of our securitized mortgage loan portfolio, which drives our mortgage securities portfolio, at growth rates experienced in recent years could be impaired under these tighter conditions. We continue to pursue opportunities to increase our market share in the nonconforming market, including through development of new business or acquisitions of existing businesses. To the extent that we acquire an existing business we may be required to incur additional debt or sell additional equity securities, which could be dilutive to our shareholders.

•	Mortgage banking profit margins have lowered as a result of interest rates rising faster than the coupons on newly originated mortgage loans. The spread between funding costs and loan coupons has narrowed by more than 200 basis points since 2004. Some relief was evident in the first half of 2006 as the industry began to raise coupons on new originations, we began to see more attractive whole loan prices and the end of short-term rate increases seems to be in the near future, but margins remain tight. These margins could continue to tighten if short-term interest rates increase and competitive pressures hold coupons on mortgage loans flat. If we sell our mortgage loans either in whole pools to third parties or in securitizations, we could continue to experience depressed gains and even losses on sales of mortgage loans. Additionally, the mortgage securities we are currently adding to our portfolio are yielding lower returns than our older securities as a result of these compressed margins. Increasing the size of our portfolio is one of our top priorities but not at the expense of long-term risk-adjusted returns or risk management.

•	Rising home prices have begun to cool along with housing growth rates after a multiyear boom. Increasing prices have been fueling the volume of home refinancing, as well as, reducing the risk of existing mortgage loans by improving loan-to-value ratios. For the remainder of 2006, many economists are expecting slower home-price growth, perhaps even declines in some markets which had experienced substantial growth. This could have a significant impact on origination growth in our mortgage lending segment, as well as, prepayment speed and credit loss assumptions on the mortgage securities held by our mortgage portfolio management segment.

While we continue to believe our best economic execution is realized from structuring a securitization as a sale for both GAAP and tax, the current economic environment has made it necessary to add additional qualified assets to our REIT balance sheet. To provide qualifying income and assets to the REIT for purposes of these tests, we structured our NHES Series 2006-1 and NHES 2006-MTA1 securitizations as financing transactions at the REIT level instead of our typical sales transactions at the taxable REIT subsidiary level. The mortgage loans securitized under this structure came from our normal origination and purchase channels as well as from whole pools of loans purchased specifically for this purpose such as the MTA bulk loan purchases of approximately $1.0 billion which occurred in the first quarter of 2006. The MTA bulk loan purchase was, and future whole pool purchases could be, much larger in size as compared to our typical correspondent purchases. We would also expect these purchases to be eligible for financing through our warehouse repurchase agreements until they are securitized. See “Financial Condition – Short-term Borrowings” as well as “Liquidity and Capital Resources” for discussion of our financing facilities and other liquidity sources.

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

Additionally, structuring a securitization as a financing generally gives rise to excess inclusion income. If we incur excess inclusion income at the REIT, it will be allocated among our shareholders. A shareholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign shareholders. How such income is to be reported to shareholders is not clear under current law. The amounts of excess inclusion income in any given year from these transactions could be significant. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences of having excess inclusion income allocated to them and are urged to consult their tax advisors.

Another strategy we executed in the first quarter of 2006 to ensure we maintain our REIT qualification was the contribution of certain bonds from the REIT to NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as the “TRS”). Certain of the residual securities that historically have been held at the REIT generate interest income based on cash flows received from excess interest spread, prepayment penalties and derivatives (i.e., interest rate swap and cap contracts). The cash flows received from the derivatives does not represent qualified income for the REIT income tests requirements of the Code. The Code limits the amount of income from derivative income together with any income not generated from qualified REIT assets to no more than 25% of our gross income. In addition, under the Code, we must limit our aggregate income from derivatives (that are non-qualified tax hedges) and from other non-qualifying sources to no more than 5% of our annual gross income. Because of the magnitude of the derivative income projected for 2006 it was highly likely that we would not satisfy the REIT income tests. In order to resolve this REIT qualification issue, we isolated cash flows received from the residual securities and created a separate security for certain of the bonds that generate derivative income (the “CT Bonds”) and then contributed the CT Bonds from the REIT to our taxable REIT subsidiary. This transaction may add volatility to future reported GAAP earnings because both the interest only residual bonds (“IO Bonds”) and CT Bonds will be evaluated separately for impairment. Historically, the CT Bonds have acted as an economic hedge for the IO Bonds that are retained at the REIT, thus mitigating the impairment risk to the IO Bonds in a rising interest rate environment. As a result of transferring the CT Bonds to the TRS, the IO and CT Bonds will be valued separately creating the risk of earnings volatility resulting from other-than-temporary impairment charges. For example, in a rising rate environment, the IO bond will generally decrease in value while the CT Bond will increase in value. If the decrease in value of the IO Bond is deemed to be other than temporary in nature, we would record an impairment charge through the income statement for such decrease. At the same time, any increase in value of the CT Bond would be recorded in accumulated other comprehensive income. See Table 8 for a summary of impairments on our mortgage securities – available-for-sale.

During late 2005 and the first half of 2006 we have retained various subordinate investment-grade securities from our securitization transactions that were previously held in the form of overcollateralization bonds. We have also purchased subordinated securities from other asset-backed securities (“ABS”) issuers. We will continue to retain, acquire and aggregate various types of ABS securities as well as synthetic assets with the intention of securing non-recourse term financing through securitizations while retaining the risk of the underlying securities by investing in the equity and subordinated debt pieces of the CDO. CDO equity securities bear the first-loss and second-loss credit risk with respect to the securities owned by the securitization entity.

Our goal is to leverage our extensive portfolio management experience for shareholders by purchasing securities that are higher in the capital structure than our residual securities and executing CDO’s for long-term non-recourse financing, thereby generating good risk-adjusted returns for shareholders.

We anticipate executing our first CDO in the late 2006 to early 2007 timeframe depending on market conditions and we have not yet determined how these transactions will be structured for GAAP and tax purposes.

Company Overview

We operate as a specialty finance company that originates, purchases, securitizes, sells, invests in and services residential nonconforming loans. We offer a wide range of mortgage loan products to borrowers, commonly referred to as “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including United States of America government-sponsored entities such as Fannie Mae or Freddie Mac.

We operate three core businesses:

•	Mortgage portfolio management

•	Mortgage lending

•	Loan servicing

We no longer include our branch operations as a core business as it was discontinued as of June 30, 2006.

Mortgage Portfolio Management

We operate as a long-term mortgage securities and mortgage loan portfolio investor. We invest in assets generated primarily from our originations and purchases of nonconforming, single-family, residential mortgage loans. These assets we invest in consist primarily of beneficial interests we retain from our securitization transactions accounted for as sales as well as mortgage loans we have classified as held-in-portfolio related to our securitizations treated as financings.

Our portfolio of mortgage securities includes interest-only, prepayment penalty, overcollateralization securities retained from our securitizations (collectively, the “residual securities”), subordinated mortgage securities also retained from our securitizations as well as bonds we have purchased from other issuers (collectively, the “subordinated securities”). We finance our investment in these mortgage securities by issuing asset-backed bonds (“ABB”), debt and capital stock and entering into repurchase agreements.

The long-term mortgage loan portfolio on our balance sheet consists of mortgage loans classified as held-in-portfolio resulting from securitization transactions treated as financings from 1998 (NHES Series 1998-1 and NHES Series 1998-2) as well as two securitizations completed in the second quarter of 2006, (NHES Series 2006-1 and NHES Series 2006-MTA1). We have financed our investment in these loans by issuing ABB.

Our mortgage portfolio management operations generate earnings primarily from the return on our mortgage securities and mortgage loan portfolio.

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

We execute securitizations of mortgage loans intended to be treated as both sales and financings per the accounting rules. Prior to 1999 our securitizations were treated as financing transactions. From 1999 through 2005 each of the loan securitization transactions we executed was treated as a sale for accounting purposes. During the second quarter of 2006 we executed two securitizations treated as financings and two securitizations treated as a sale of loans. In the future we may execute securitization transactions of mortgage loans intended to be treated as either sales or financings for accounting purposes.

In securitizations treated as financings the mortgage loans and debt related to these securitizations are presented on our consolidated balance sheets, retained interests are not created. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain on sale upon closing of the securitization.

In securitizations treated as sales the loans and related bond liability are not recorded in our consolidated financial statements and a gain on sale is recorded upon closing of the securitization. We do, however, record the value of the residual and subordinated securities and servicing rights we retain on our balance sheet.

Mortgage Lending

The mortgage lending operation is significant to our financial results as it produces the loans that ultimately collateralize the mortgage securities that we hold in our portfolio. The loans we originate and purchase are sold, either in securitization transactions structured as sales or financing transactions, or are sold outright to third parties. We finance the loans we originate and purchase by using warehouse repurchase agreements on a short-term basis. For long-term financing, we securitize our mortgage loans and issue ABB.

Our mortgage lending operations generate earnings primarily from securitizing and selling loans for a premium. We also earn revenue from fees from loan originations and interest income on mortgage loans held-for-sale. The timing, size and structure of our securitization transactions has a significant impact on the gain on sale recognized and ultimately the profitability of this operation. In addition the market prices for whole loans and short-term interest rates have a significant impact on this operation’s profitability.

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

Our nationwide loan origination network includes wholesale loan brokers, mortgage lenders, correspondent institutions and direct to consumer operations. These brokers and mortgage lenders are independent from any of the NovaStar Financial entities. Our sales force, which includes account executives in 39 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions from which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer operations channel consists of call centers where we contact potential borrowers.

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

As discussed under “Company Overview - Mortgage Portfolio Management,” interest rate risk is a significant risk to our mortgage lending operations as well as our mortgage portfolio management operations. Prior to securitization, we enter into interest rate agreements as we originate and purchase mortgage loans to help mitigate interest rate risk. At the time of securitization structured as a sale, we transfer interest rate agreements into the securitization trusts and they are removed from our balance sheet. For securitizations structured as financings the derivatives will remain on our balance sheet. Generally, these interest rate agreements do not meet the hedging criteria set forth in GAAP while they are on our balance sheet; therefore, we are required to record their change in value as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. Occasionally, we enter into interest rate agreements that do meet the hedging criteria set forth in GAAP. In these instances we record their change in value, if effective, directly to other comprehensive income on our statement of shareholder’s equity.

Loan Servicing

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

We retain the servicing rights with respect to the loans we securitize. Mortgage servicing yields fee income for us in the form of fees paid by the borrowers for normal customer service and processing fees. In addition we receive contractual fees of approximating 0.50% of the outstanding balance for loans we service that we do not own.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the condensed consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our condensed consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our form 10-K for the fiscal year ended December 31, 2005. Our critical accounting estimates impact each of our three reportable segments; our mortgage portfolio management, mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a securitization accounted for as a sale, we retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust. As previously discussed, the gain recognized upon a securitization structured as a sale depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities – available-for-sale and derivative instruments transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses can represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

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

The weighted average net whole loan market price used in the initial valuation of our retained securities was 101.94 and 102.03 for the six and three months ended June 30, 2006, respectively, compared to 102.55 and 102.86 for the same periods of 2005. The weighted average initial implied discount rate for the six and three months ended June 30, 2006 was 15% as compared to 14% and 13% for the same periods of 2005, respectively. The decrease in the whole loan price used in the initial valuation of our retained securities is partially due to the increase in short-term interest rates. If the whole loan market price used in the initial valuation of our residual securities for the three months ended June 30, 2006 had been increased or decreased by 50 basis points, the initial value of our residual securities and the gain we recognized would have increased or decreased by $10.5 million.

When we do have the ability to exert control over the transferred collateral in a securitization, the assets remain on our financial statements and a liability is recorded for the related asset-backed bonds. The servicing agreements that we execute for loans we have securitized includes a removal of accounts provision which gives us the right, but not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. We record the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. In addition, we have a “clean up” call option that can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance.

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

The residual securities we retain in securitizations transactions structured as sales primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

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

To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. When we retain new residual securities during a period when short-term interest rate increases are greater than anticipated by the forward yield curve, we generally are more susceptible to impairments on our newer mortgage securities as they do not have sizable unrealized gains to help offset the decline in value.

Housing prices have enjoyed substantial appreciation in recent years, which has resulted in increasing prepayment rates. The market discount rates we are using to initially value our residual securities have declined from 2005. As of June 30, 2006, the weighted average discount rate used in valuing our residual securities was 17% as compared to 18% as of June 30, 2005. The weighted-average constant prepayment rate used in valuing our residual securities as of June 30, 2006 was 49% versus 44% as of June 30, 2005. If the discount rate used in valuing our residual securities as of June 30, 2006 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by $18.7 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by $20.6 million.

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

An allowance for credit losses is maintained for mortgage loans held-in-portfolio. The allowance for credit losses on mortgage loans held-in-portfolio, and therefore the related adjustment to income, is based on the assessment by management of probable losses incurred based on various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management regarding key economic indicators are highly uncertain and involve a great deal of judgment.

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

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the greatest impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments typically slow down, which generally results in an increase in the fair value of MSR. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Impact of Recently Issued Accounting Pronouncements

At June 30, 2006, we had one stock-based employee compensation plan, which is described more fully in Note 15. From January 1, 2004 through December 31, 2005, we accounted for the plan under the recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)), “Share-Based Payments”, using the modified-prospective-transition method. Because we were applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the condensed consolidated financial statements.

Prior to adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Additionally, the write-off of deferred tax assets relating to the excess of recognized compensation cost over the tax deduction resulting from the award will continue to be reflected within operating cash flows. We recorded no excess tax benefits during the six and three months ended June 30, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years after December 15, 2006. We are currently evaluating the potential impact of this interpretation on its consolidated financial statements.

Results of Operations – Consolidated Earnings Comparisons

Six Months Ended June 30, 2006 as Compared to the Six Months Ended June 30, 2005

During the six months ended June 30, 2006 we earned net income available to common shareholders of $55.4 million, or $1.68 per diluted share compared with $71.4 million or $2.49 per diluted share for the same period in 2005.

As discussed under “Executive Overview of Performance,” net income available to common shareholders decreased during the six months ended June 30, 2006 as compared to the same period in 2005 due primarily to:

•	Decrease in loans securitized as sales transactions of $1.7 billion from 2005 which resulted in a decline in gains on sales of mortgage assets of $27.5 million.

•	Decrease in the average balance of mortgage securities – available-for-sale outstanding to $498.3 million in 2006 from $521.2 million in 2005 which is a key driver of our interest income.

•	Increase in provision for credit losses of $8.9 million due to the securitization of $2.4 billion of mortgage loans during the second quarter of 2006 structured as financings. An allowance for loan losses was recorded for estimated probable losses within the mortgage loans.

•	Increase in gains on derivative instruments of $8.0 million. This is primarily driven by the movement in 2-year swap rates during these periods.

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005

During the three months ended June 30, 2006, we earned net income available to common shareholders of $33.1 million, or $0.99 per diluted share, compared with net income of $37.9 million, or $1.29 per diluted share for the same period of 2005.

As discussed under “Executive Overview of Performance,” net income available to common shareholders decreased during the three months ended June 30, 2006 as compared to the same period in 2005 due primarily to:

•	Tightening of mortgage loan interest rate spreads which resulted in a decline in gains on sales of mortgage assets of $9.2 million.

•	Decrease in the average balance of mortgage securities – available-for-sale outstanding to $501.6 million in 2006 from $537.2 million in 2005 which is a key driver of our interest income

•	Increase in provision for credit losses of $5.9 million due to the securitization of $2.4 billion of mortgage loans during the second quarter of 2006 structured as financings. An allowance for loan losses was recorded for estimated probable losses within the mortgage loans.

•	Increase in gains on derivative instruments of $14.0 million. This is primarily a reflection of the movement in 2-year swap rates in these periods.

Net Interest Income. We earn interest income primarily on our mortgage assets which include mortgage securities available-for-sale, mortgage securities trading, mortgage loans held-in-portfolio and mortgage loans held-for-sale. Interest expense consists primarily of interest paid on borrowings on mortgage assets, which includes warehouse repurchase agreements and asset backed bonds.

Our net interest income increased to $101.4 million for the six months ended June 30, 2006 from $98.7 million from the same period of 2005. For the three months ended June 30, 2006 our net interest income decreased to $53.6 million from $53.9 million for the same period of 2005. Net interest income for both comparative periods was relatively flat as the increase in our interest income in 2006 from higher average mortgage loan balances was offset by an increase in our interest expense as a result of higher average balances for our outstanding debt as well as increases in the cost of this financing, due to increasing short-term interest rates. In addition the significant increase in our allowance for loan losses also reduced our net interest income for the six and three months ended June 30, 2006 from the same periods of 2005.

Our average security yield decreased to 33.7% and 33.0% for the six and three months ended June 30, 2006, respectively, from 34.2% and 36.2% for the same periods of 2005. The decrease in our average security yield is a result of higher interest rates, partially offset by strong credit performance on the underlying loans. The strong credit performance can be attributed primarily to the substantial rise in housing prices in recent years. The positive impact of low credit losses has been able to significantly offset the negative impact of the increase in short-term interest rates and prepayment rates.

Table 2 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the six and three months ended June 30, 2006 and June 30, 2005.

Table 2 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Average fair market value of mortgage securities	$498,345	$521,221	$501,639	$537,245
Average borrowings	191,310	333,780	187,905	277,681
Interest income – mortgage securities	83,988	89,036	41,413	48,573
Interest expense – short term borrowings secured by mortgage securities	2,802	1,557	1,856	757
Interest expense – asset backed bonds secured by mortgage securities	3,023	8,623	1,206	3,816

Net interest income	$78,163	$78,856	$38,351	$44,000

Yields:
Interest income	33.71%	34.16%	33.02%	36.16%
Interest expense	6.09%	6.10%	6.52%	6.59%

Net interest spread	27.62%	28.06%	26.50%	29.57%

Net Yield	31.37%	30.26%	30.58%	32.76%

Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio and mortgage loans held-for-sale) or indirectly (mortgage securities). Table 3 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities, mortgage loans held-in-portfolio and mortgage loans held-for-sale reflects the income after interest expense, hedging and credit expense (mortgage insurance and provision for credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Table 3 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities – Available-for-Sale	Mortgage Loans Held- in-Portfolio	Mortgage Loans Held-for-Sale	Total
For the Six Months Ended:
June 30, 2006
Interest income (A)	$76,509	$48,409	$70,850	$195,768
Interest expense:
Short-term borrowings (B)	1,302	17,964	47,837	67,103
Asset-backed bonds	3,023	17,930	—	20,953
Cash flow hedging net settlements	—	(258)	—	(258)

Total interest expense (C)	4,325	35,636	47,837	87,798

Mortgage portfolio net interest income before other expense	72,184	12,773	23,013	107,970
Other income (expense) (D)	—	(10,373)	3,666	(6,707)

Mortgage portfolio net interest income	$72,184	$2,400	$26,679	$101,263

Average balance of the underlying loans	$11,848,826	$1,282,494	$1,679,191	$14,810,511
Net interest yield on assets	1.22%	0.37%	3.18%	1.37%

June 30, 2005
Interest income (A)	$89,036	$2,441	$41,511	$132,988
Interest expense:
Short-term borrowings (B)	1,557	—	21,310	22,867
Asset-backed bonds	8,623	845	—	9,468
Cash flow hedging net settlements	—	—	180	180

Total interest expense (C)	10,180	845	21,490	32,515

Mortgage portfolio net interest income before other expense	78,856	1,596	20,021	100,473
Other income (expense) (D)	1,652	(781)	(2,524)	(1,653)

Mortgage portfolio net interest income	$80,508	$815	$17,497	$98,820

Average balance of the underlying loans	$11,830,353	$52,040	$1,066,092	$12,948,485
Net interest yield on assets	1.36%	3.13%	3.28%	1.53%

(A)	Does not include interest income from securities classified as trading and subordinated securities classified as available-for-sale.
(B)	Includes mortgage loan and securities repurchase agreements. Does not include interest expense on trading securities repurchase agreements.
(C)	Does not include interest expense related to the junior subordinated debentures and interest expense on other short-term borrowings.
(D)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

	Mortgage Securities – Available-for-Sale	Mortgage Loans Held- in-Portfolio	Mortgage Loans Held-for-Sale	Total
For the Three Months Ended:
June 30, 2006
Interest income (A)	$37,174	$46,607	$36,934	$120,715
Interest expense:
Short-term borrowings (B)	693	17,288	25,746	43,727
Asset-backed bonds	1,206	17,602	—	18,808
Cash flow hedging net settlements	—	(258)	—	(258)

Total interest expense (C)	1,899	34,632	25,746	62,277

Mortgage portfolio net interest income before other expense	35,275	11,975	11,188	58,438
Other income (expense) (D)	—	(6,771)	3,190	(3,581)

Mortgage portfolio net interest income	$35,275	$5,204	$14,378	$54,857

Average balance of the underlying loans	$11,334,835	$2,465,621	$1,706,865	$15,507,321
Net interest yield on assets	1.24%	0.83%	3.37%	1.41%

June 30, 2005
Interest income (A)	$48,573	$1,128	$21,311	$71,012
Interest expense:
Short-term borrowings (B)	757	—	11,088	11,845
Asset-backed bonds	3,816	428	—	4,244

Total interest expense (C)	4,573	428	11,088	16,089

Mortgage portfolio net interest income before other expense	44,000	700	10,223	54,923
Other income (expense) (D)	936	(63)	(356)	517

Mortgage portfolio net interest income	$44,936	$637	$9,867	$55,440

Average balance of the underlying loans	$12,123,339	$49,650	$1,067,275	$13,240,264
Net interest yield on assets	1.48%	5.13%	3.70%	1.67%

(A)	Does not include interest income from securities classified as trading and subordinated securities classified as available-for-sale.
(B)	Primarily includes mortgage loan and securities repurchase agreements. Does not include interest expense on trading securities repurchase agreements.
(C)	Does not include interest expense related to the junior subordinated debentures.
(D)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on our borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a monthly or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We received income of $0.3 million related to net settlements of our interest rate agreements classified as cash flow hedges for the six and three months ended June 30, 2006, compared to an expense of $0.2 million for the six months ended June 30, 2005. We did not recognize any income or expense for the three months ended June 30, 2005 related to cash flow hedges. We received $6.2 million and $3.5 million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the six and three months ended June 30, 2006, respectively. Comparatively, we received $1.0 million and $1.7 million for the six and three months ended June 30, 2005, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Provision for Credit Losses. During the six and three months ended June 30, 2006 we recognized a provision for credit losses of $9.6 million and $6.0 million, respectively, compared with a provision for credit losses of $0.7 million and $0.1 million for the six and three months ended June 30, 2005, respectively. The year over year increases are due to the transfer of $2.5 billion of mortgage loans from the held-for-sale classification to the held-in-portfolio classification during the first quarter of 2006 in order to securitize these loans in transactions structured as financings, which were completed during the second quarter of 2006. Our provision for credit losses will be impacted in the future by our securitization strategies as well as delinquency and loss rates in our portfolio of mortgage loans held-in-portfolio.

Gains on Sales of Mortgage Assets. The following table shows the changes and makeup of our gains on sales of mortgage assets for the six and three months ended June 30, 2006 and June 30, 2005.

Table 4 — Gains on Sales of Mortgage Assets

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Gains on sales of mortgage loans transferred in securitizations	$19,528	$45,884	$18,325	$27,748
Gains on sales of mortgage loans to third parties – nonconforming	5,824	4,908	5,997	4,769
Gains on sales of mortgage loans to third parties – conforming	—	147	—	—
(Losses) gains on sales of real estate owned	(1,193)	16	(575)	53
Gains on sales of trading securities	351	—	—	—
Elimination of gains from discontinued operations	(1,191)	(184)	(462)	(45)

Gains on sales of mortgage assets	$23,319	$50,771	$23,285	$32,525

Gains on sales of mortgage assets decreased to $23.3 million and $23.3 million for the six and three months ended June 30, 2006 from $50.8 million and $32.5 million for the same periods of 2005. The decrease in gains recognized between the six months ended June 30, 2006 and 2005 resulted primarily from the $1.7 billion decline in volume of loans securitized in transactions structured as sales. The decrease in gains on sales recognized between the three months ended June 30, 2006 and 2005 was primarily a result of margin compression.

In addition to a decrease in volume of loans securitized as sales from 2005 to 2006 we also are experiencing a lower gain on sale as a percentage of the loans sold due to lower whole loan prices in the secondary market. We use market based whole loan prices in the initial valuation of our retained interests at the time of securitization, which ultimately impacts our gain on sale. The following table provides a summary of our mortgage securitizations treated as sales by quarter with the significant assumptions used at the time of securitization to value the residual securities we retained.

Table 5 — Mortgage Loans Transferred in Securitizations Structured as Sales

(dollars in thousands)

	Principal Amount	Whole Loan Price Used in the Initial Valuation of Retained Interests	Net Gain As a % of Principal	Initial Cost Basis of Residual Securities	Weighted Average Assumptions Underlying Initial Value of Mortgage Securities – Available-for-Sale
					Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2006:
First quarter	$378,944	101.49%	0.3%	$9,485	43%	15%	2.36%
Second quarter	1,711,844	102.03%	1.1%	49,905	44%	15%	2.53%

Total	$2,090,788	101.94%	0.9%	$59,390	44%	15%	2.50%

2005:
First quarter	$2,100,000	102.30%	0.9%	$88,433	37%	15%	3.63%
Second quarter	1,649,289	102.86%	1.7%	57,784	39%	13%	2.10%

Total	$3,749,289	102.55%	1.2%	$146,217	38%	14%	2.96%

The following table summarizes our sales of nonconforming loans to third parties during the six and three months ended June 30, 2006 as compared to the same periods in 2005. This table shows the impact of the lower whole loan sales prices on the gains recognized. We will continue to sell loans to third parties which do not possess the economic characteristics which meet our long-term portfolio management objectives.

Table 6 — Mortgage Loan Sales to Third Parties – Nonconforming

(dollars in thousands)

	Principal Amount	Net Gain (Loss) Recognized	Weighted Average Price to Par of the Loans Sold
2006:
First Quarter	$358,991	$(173)	101.16%
Second Quarter	434,065	5,997	101.63%

Total	$793,056	$5,824	101.42%

2005
First Quarter	$—	$—	—
Second Quarter	227,195	$4,908	103.07%

Total	$227,195	$4,908	103.07%

Gains (Losses) on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, we transfer certain of these derivative instruments into our securitization trusts when they are structured as sales to provide interest rate protection to the third-party bondholders. Prior to the date when we transfer these derivatives, changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. Fair value, at the date of securitization, of the derivative instruments transferred into securitizations structured as sales is included as part of the cost basis of the mortgage loans securitized. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. Any cash flows from these derivatives projected to flow to our residual securities are included in the valuation. The gains (losses) on derivative instruments can be summarized for the six and three months ended June 30, 2006 and 2005 as follows:

Table 7—Gains (Losses) on Derivative Instruments

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30
	2006	2005	2006	2005
Increase (decrease) in fair value	$9,897	$6,287	$3,835	$(9,505)
Net settlements	6,244	1,047	3,477	1,657
Decrease in fair value of commitments to originate mortgage loans	(1,410)	(581)	(1,172)	—

Gains (losses) on derivative instruments	$14,731	$6,753	$6,140	$(7,848)

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the six and three months ended June 30, 2006, we recorded an impairment loss of $6.5 million and $4.5 million, respectively, compared to $1.7 million and $0.1 during the same periods of 2005. The impairments were primarily a result of the increase in short-term interest rates from 2004 through 2006. As can be seen by Table 8, the impairments on our residual securities for the first three months of 2006 and 2005 primarily related to the residual securities that were retained within a year of the respective period. As we retain new residual securities during a period when short-term interest rate increases are greater than anticipated by the forward yield curve, we generally are more susceptible to impairments on our newer mortgage securities as they do not have sizable unrealized gains to help offset the decline in value. Also contributing to the impairment recognized on our NMFT Series 2005-4 mortgage security during the second quarter of 2006 was the transfer of the CT Bonds in the first quarter of 2006. See “Industry Overview and Known Material Trends” for further discussion. The following table summarizes the impairment on our mortgage securities – available-for-sale by mortgage security for the six and three months ended June 30, 2006 and June 30, 2005.

Table 8 — Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2006		2005	2006		2005
Mortgage Securities – Available-for-Sale:
NMFT Series 1999-1	$		$117	$		$
NMFT Series 2004-4		—	1,495		—		—
NMFT Series 2005-1		—	126		—		126
NMFT Series 2005-4		6,453			4,488

Impairment on mortgage securities – available-for-sale		$6,453	$1,738		$4,488		$126

Fee Income. Fee income primarily consists of loan origination fees and service fee income. Origination fees are received from borrowers at the time of loan closing. This fee income is deferred until the related loans are sold or securitized in transactions structured as sales. For securitizations structured as financings this fee income is deferred and amortized into interest income over the life of the loans using a level yield method. Service fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. These fees are approximately 0.50% of the outstanding balance of the loans being serviced. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

The amortization of mortgage servicing rights is also included in fee income. Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. Generally, as the size of our servicing portfolio increases the amortization expense will increase. In addition the amortization of mortgage servicing rights is impacted by our assumptions regarding prepayment speeds for the loans being serviced for investors. During periods of increasing loan prepayments, the amortization on our mortgage servicing rights generally will increase. See Table 14 for a summary of our expected prepayment rate assumptions by securitization trust.

Servicing fees received from the securitization trusts were $29.8 million and $14.1 million for the six and three months ended June 30, 2006, respectively, compared with $29.5 million and $15.0 million for the same periods of 2005. Amortization of mortgage servicing rights increased to $15.4 million and $7.0 million for the six and three months ended June 30, 2006, respectively, from $12.7 million and $7.0 million for the same periods in 2005. The increase in fee income from securitization trusts and the amortization of mortgage servicing rights as compared to prior year periods is a direct result of a larger servicing portfolio. Additionally the amortization of mortgage servicing rights increased due to higher prepayment speeds due to borrowers taking advantage of the equity they have built up in their homes as a result of substantial increases in housing prices in recent years.

Overall, fee income decreased to $14.5 million and $6.9 million for the six and three months ended June 30, 2006, respectively, from $17.4 million and $8.1 million for the same periods of 2005, primarily due to the discontinuance of our credit report program. The fees we collected from the credit reports generally directly offset the related expense. In addition the increase in amortization of mortgage servicing rights also contributed to the reduction in fee income.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $6.2 million and $3.8 million for the six and three months ended June 30, 2006, respectively, compared to $2.0 million and $1.0 million for the same periods of 2005. The increase in premiums on mortgage loan insurance for the six and three months ended June 30, 2006 as compared to prior year is due to the increase in loans-held-in-portfolio as a result of structuring two securitizations as financings during the second quarter of 2006.

Some of the mortgage loans that serve as collateral for our mortgage securities – available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities – available-for-sale consider this risk. For the NMFT Series 2006-2 and NMFT Series 2006-3 securitizations, the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 56% and 55% of total principal, respectively. As of June 30, 2006, 55% of the total principal of our securitized loans, excluding NHES 2006-MTA1, had mortgage insurance coverage compared to 48% as of June 30, 2005.

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

Other Income, net. Other income, net primarily consists of interest income on our cash accounts and gains (losses) on trading securities. Other income, net increased to $18.7 million and $11.7 million for the six and three months ended June 30, 2006, respectively, from $8.6 million and $4.8 million for the same periods of 2005. These comparative increases are primarily the result of higher interest rates we earned on our cash accounts due to the increase in short-term rates. Higher average balances in these cash accounts due to increased loan origination volume also contributed to the increase in other income, net. These cash balances primarily consist of servicing funds held as custodian.

General and Administrative Expenses. The main categories of our general and administrative expenses are compensation and benefits, loan expense, office administration and professional and outside services. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Loan expense primarily consists of includes expenses relating to the underwriting of mortgage loans that do not fund successfully and servicing costs. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services.

Taxable Net Income

Below is a summary of the taxable net income available to common shareholders for the six and three months ended June 30, 2006 and 2005.

Table 9 — Taxable Net Income

(dollars in thousands except per share)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006 Estimated	2005 Estimated	2006 Estimated	2005 Estimated
Net income from continuing operations	$61,683	$83,609	$36,004	$43,812
Equity in net income of NFI Holding Corp	(14,311)	(3,940)	(10,381)	995
Consolidation eliminations between the REIT and TRS	11,762	1,696	(742)	897

REIT net income	59,134	81,365	24,881	45,704
Adjustments to net income to compute taxable income	44,932	79,543	20,951	45,656

Taxable income before preferred dividends	104,066	160,908	45,832	91,360
Preferred dividends	(3,326)	(3,326)	(1,663)	(1,663)

Taxable net income available to common shareholders	$100,740	$157,582	$44,169	$89,697

Taxable net income per common share (A)	$2.96	$5.14	$1.30	$2.93

(A)	The common shares outstanding as of the end of each period presented are used in calculating the taxable income per common share.

The primary difference between consolidated net income and taxable income is due to differences in the recognition of income on our portfolio of interest-only mortgage securities – available-for-sale. Generally, the accrual of interest on interest-only securities is accelerated for income tax purposes. This is the result of the current original issue discount rules as promulgated under Code Sections 1271 through 1275. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. As of June 30, 2006, no proposed regulations have been issued.

The decline in estimated taxable income for the six-months and three months ended June 30, 2006 when compared to the same period in 2005 was primarily the result of two items. First, we structured both our NHES Series 2006-1 and NHES 2006-MTA1 securitizations as financing for both GAAP and tax purposes. Typically these securitizations would have been structured as sales and we would have retained certain of the residual securities from the transaction. These residual securities would normally generate taxable income that is in excess of book income during the early life of the security. However, because the transactions were structured as financings, the acceleration of income did not occur on these transactions. Secondly, in order to satisfy ongoing REIT income tests we transferred certain securities that had historically been held by the REIT to the TRS. These securities receive income from derivative instruments that is not good qualified REIT income. This transfer caused the derivative income to be recognized by the TRS instead of the REIT, thus reducing the REIT’s estimated 2006 taxable income. Additional discussion of these items can be found in the “Industry Overview and Known Material Trends” section of this document.

To maintain our qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI intends to declare dividends equal to 100 percent of our taxable income for 2006 by the required distribution date. Accordingly, we have not accrued any corporate income tax for NFI for the six and three months ended June 30, 2006.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the six and three months ended June 30, 2006, we have accrued excise tax of $3.4 million and $1.7million, respectively, compared to $3.8 million and $2.2 million during the same periods of 2005. Excise tax is reflected in the other component of general and administrative expenses on our condensed consolidated statements of income. As of June 30, 2006 and December 31, 2005, accrued excise tax payable was $3.2 million and $6.5 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net income (loss) from continuing operations before income taxes of $22.8 million and $16.5 million for the six and three months ended June 30, 2006, respectively, compared with $6.3 million and $(1.5) million for the same periods of 2005. This resulted in an income tax expense (benefit) of $8.5 million and $6.1 million for the six and three months ended June 30, 2006, respectively, compared with $2.4 million and $(0.5) million for the same periods in 2005. The $8.5 million and $6.1 million tax expense on $22.8 million and $16.5 million of income from continuing operations in the six and three months ended June 30, 2006, respectively, is exclusive of the deferral of $7.0 million and $0.2 million of tax expense related to the $18.7 million and $0.7 million intercompany gain, which is eliminated in our consolidated statements of income. Additionally, the TRS reported a net loss from discontinued operations before income taxes of $4.7 million and $2.0 million for the six and three months ended June 30, 2006, respectively, compared with $14.2 million and $6.8 million for the same periods of 2005. This resulted in an income tax benefit of $1.7 million and $0.8 million for the six and three months ended June 30, 2006, respectively compared with $5.3 million and $2.5 million for the same periods of 2005.

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

Cost of Production. The wholesale loan cost of production table below includes all costs paid and fees collected during the wholesale loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. Increased efficiencies in the nonconforming lending operation correlate to lower general and administrative costs and higher gains on sales of mortgage assets.

Table 10 — Wholesale Cost of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2006:
Second quarter	1.28%	0.50%	1.78%
First quarter	1.86%	0.42%	2.28%
2005:
Second quarter	1.73%	0.72%	2.46%
First quarter	2.03%	0.72%	2.75%

The following table is a reconciliation of our lending division’s overhead costs included in our wholesale cost of production to general and administrative expenses of the mortgage lending and loan servicing segment as shown in Note 13 to the condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The reconciliation does not address premiums paid to brokers since they are deferred at origination under GAAP and recognized when the related loans are sold or securitized. We believe this presentation of our wholesale overhead costs provides useful information to investors regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 11 – Reconciliation of Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands, except lending overhead as a percentage)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Mortgage lending general and administrative expenses (A)	$69,632	$68,111	$38,257	$33,674
Direct origination costs classified as a reduction in gain-on-sale	10,928	21,427	5,322	11,206
Other lending expenses (B)	(21,493)	(18,467)	(12,490)	(8,383)

Wholesale overhead costs	$59,067	$71,071	$31,089	$36,497

Wholesale production, principal the	$3,927,580	$3,808,256	$2,425,785	$2,105,236
Wholesale overhead, as a percentage	1.50%	1.87%	1.28%	1.73%

(A)	Mortgage lending and general and administrative expenses are presented in Note 13 to the condensed consolidated financial statements.
(B)	Consists of expenses related to our retail and correspondent origination channels as well as other non-wholesale overhead.
(C)	Includes loans originated through NovaStar Home Mortgage, Inc. and purchased by our wholesale division in NovaStar Mortgage, Inc. Only the costs borne by our wholesale division are included in the total cost of wholesale production.

Mortgage Loan Servicing. Servicing income, before amortization of mortgage servicing rights includes fee income and other income, which consists primarily of interest income earned on custodial bank accounts. The costs of servicing include the general and administrative expenses incurred by our servicing operation as well as allocated corporate expenses.

Our annualized servicing income per loan before tax per unit increased to $145 and $199 for the six and three months ended June 30, 2006 from $54 and $28 for the same periods in 2005, respectively. These increases are due largely to higher interest income earned on funds held as custodian.

Table 12 — Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	For the Six Months Ended June 30,
	2006		2005
	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$15,887,948		$13,607,366

Number of loans at period end (A)	104,499		97,857

Average unpaid principal during the period (A)	$15,045,425		$12,976,897

Average number of loans during the period (A)	101,366		93,956

Servicing income, before amortization of mortgage servicing rights	$40,973	$808	$31,904	$679
Costs of servicing	(18,195)	(359)	(16,653)	(354)

Net servicing income, before amortization of mortgage servicing rights	22,778	449	15,251	325
Amortization of mortgage servicing rights	(15,421)	(304)	(12,737)	(271)

Servicing income before income tax	$7,357	$145	$2,514	$54

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

	For the Three Months Ended June 30,
	2006		2005
	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$15,887,948		$13,607,366

Number of loans at period end (A)	104,499		97,857

Average unpaid principal during the period (A)	$15,615,447		$13,306,616

Average number of loans during the period (A)	103,281		95,924

Servicing income, before amortization of mortgage servicing rights	$20,744	$804	$16,437	$685
Costs of servicing	(8,594)	(333)	(8,781)	(366)

Net servicing income, before amortization of mortgage servicing rights	12,150	471	7,656	319
Amortization of mortgage servicing rights	(7,024)	(272)	(6,990)	(291)

Servicing income before income tax	$5,126	$199	$666	$28

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

Financial Condition as of June 30, 2006 and December 31, 2005

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated and purchased, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third-party transactions or in securitization transactions that will be, for tax and accounting purposes, recorded as sales. We use warehouse repurchase agreements to finance our held-for-sale loans. The carrying value of “held-for-sale” mortgage loans as of June 30, 2006 was $1.5 billion compared to $1.3 billion as of December 31, 2005. This increase is a result of the timing of our securitization transactions and loan origination volumes.

A portion of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued in securitizations structured as financings and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of June 30, 2006 was $2.5 billion compared to $28.8 million as of December 31, 2005. During the first quarter of 2006 we transferred approximately $2.5 billion of mortgage loans from the held-for-sale classification to the held-in-portfolio classification due to our change in securitization strategies with respect to these loans. Included in this total is the approximately $1.0 billion of MTA loans we purchased during the period. During the second quarter of 2006 we completed securitization transactions structured as financings using these loans as the underlying collateral.

Premiums to brokers are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold or securitized.

To mitigate the effect of prepayments on interest income from mortgage loans, we generally strive to originate and purchase mortgage loans with prepayment penalties. Prepayment penalties have decreased since 2004 due to increased regulation specifically aimed at reducing prepayment penalties that can be charged by lenders. Because more borrowers can now refinance their mortgages at any time with no penalty, we would expect prepayment speeds to be slightly faster as a result of the reduction in these penalties. Additionally, the value of our prepayment penalty bonds retained in our newer securitizations will generally have a lower value due to the decrease in expected cash flows.

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

The following table summarizes our loan production for the six and three months ended June 30, 2006 as compared to the same periods of 2005. We have separated the MTA bulk loan purchases in the first quarter of 2006 from our normal first quarter originations and purchases because of the unique nature of these purchases. These purchases were executed solely for the purpose of adding qualified assets to the REIT.

Table 13 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

					Weighted Average
	Number	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	FICO Score	Coupon	Percent with Prepayment Penalty
2006:
First quarter	11,373	$1,834,825	$161,332	100.8%	81%	628	8.53%	62%
First quarter MTA bulk purchases	2,415	991,407	410,520	103.4	74	713	6.89	68

Total first quarter	13,788	2,826,232	204,978	101.8	79	658	7.96	64
Second quarter	17,000	2,816,586	165,682	100.9	82	625	8.66	61

Total	30,788	$5,642,818	$183,280	101.3%	81%	641	8.31%	63%

2005:
First quarter	13,100	$1,947,851	$148,691	101.2%	82%	629	7.63%	66%
Second quarter	15,288	2,357,632	154,215	101.1	82	632	7.62	64

Total	28,388	$4,305,483	$151,666	101.2%	82%	631	7.62%	65%

Mortgage Securities Available-for-Sale. We pool the majority of the loans we originate or purchase to serve as collateral for asset-backed bonds in securitizations, many of which are treated as sales for accounting and tax purposes. In these transactions, the loans are removed from our balance sheet. However, we retain residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain subordinated securities. Additionally, we service the loans sold in these securitizations. See “Mortgage Servicing Rights” below. When we structure a securitization as a financing we do not retain any residual securities.

As of June 30, 2006 and December 31, 2005 the fair value of our mortgage securities – available-for-sale was $430.0 million and $505.6 million, respectively. The decline is due to compressed margins and normal paydowns. During the six months ended June 30, 2006 we retained residual mortgage securities with a cost basis of $59.4 million from securitizations treated as sales during the period. During the six months ended June 30, 2006 we also recognized an impairment of $6.5 million. See Note 5 to the condensed consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

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

In estimating the fair value of our residual mortgage securities – available-for-sale, management must make assumptions regarding the future performance and cash flow of the mortgage loans collateralizing the securities. These estimates are based on management’s judgments about the nature of the loans. The cash flows we receive on our residual mortgage securities – available-for-sale will be based on the net of the gross coupon less servicing costs, bond costs, trustee administrative costs and mortgage insurance costs. Additionally, if the trust is a party to interest rate agreements, our cash flow will reflect payments made to or received from the interest rate agreement counterparty. Table 14 provides a summary of the critical assumptions used in estimating the cash flows of the collateral and the resulting estimated fair value of the residual mortgage securities – available-for-sale.

We have experienced periods prior to 2004 when the interest expense on asset-backed bonds declined significantly due to reductions in short-term interest rates. As a result, the spread between the coupon interest and the bond cost was unusually high and our cost basis in many of our older mortgage securities was significantly reduced due to the dramatic increase in cash flows. For example, our cost basis in NMFT Series 2000-2, 2001-1 and 2001-2 has been reduced to zero (see Table 14). When our cost basis in the residual securities reaches zero, the remaining future cash flows received on the securities are recognized entirely as income.

Table 14 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions

(dollars in thousands)

				Current Assumptions			Assumptions at Trust Securitization
June 30, 2006:	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2000-1	$416	$501	$917	15%	38%	1.4%	15%	27%	1.0%
2000-2	—	884	884	15	39	1.0	15	28	1.0
2001-1	—	792	792	20	42	1.3	20	28	1.2
2001-2	—	2,839	2,839	20	38	1.0	25	28	1.2
2001-2 (C)	1,909		1,909	N/A	N/A	N/A	N/A	N/A	N/A
2002-1	2,358	411	2,769	20	38	0.7	20	32	1.7
2002-2	1,880	104	1,984	20	40	1.4	25	27	1.6
2002-3	3,318	498	3,816	20	38	0.4	20	30	1.0
2003-1	9,303	1,734	11,037	20	33	1.2	20	28	3.3
2003-2	11,431	3,901	15,332	20	33	0.8	28	25	2.7
2003-3	15,134	2,658	17,792	20	29	0.8	20	22	3.6
2003-3 (D)	468	106	574	20	N/A	N/A	N/A	N/A	N/A
2003-4	9,184	5,415	14,599	20	39	0.9	20	30	5.1
2003-4 (D)	1,478	554	2,032	20	N/A	N/A	N/A	N/A	N/A
2004-1	10,774	6,497	17,271	20	48	1.2	20	33	5.9
2004-1 (D)	2,944	1,489	4,433	20	N/A	N/A	N/A	N/A	N/A
2004-2	12,385	7,424	19,809	20	53	1.2	26	31	5.1
2004-2 (D)	2,897	1,839	4,736	20	N/A	N/A	N/A	N/A	N/A
2004-3	26,428	11,087	37,515	19	54	1.4	19	34	4.5
2004-4	20,924	14,661	35,585	20	57	1.3	26	35	4.0
2005-1	28,457	12,840	41,297	15	56	1.5	15	37	3.6
2005-2	22,707	3,425	26,132	13	51	1.2	13	39	2.1
2005-3	18,277	667	18,944	15	51	1.2	15	41	2.0
2005-3 (C)	46,443	794	47,237	N/A	N/A	N/A	N/A	N/A	N/A
2005-3 (D)	12,003	5,684	17,687	15	N/A	N/A	N/A	N/A	N/A
2005-4	18,062	—	18,062	15	47	1.8	15	43	2.3
2005-4 (D)	9,311	3,923	13,234	15	N/A	N/A	N/A	N/A	N/A
2006-2	29,122	410	29,532	15	44	2.4	15	44	2.4
2006-3	20,981	241	21,222	15	43	2.7	15	43	2.7

Total	$338,594	$91,378	$429,972

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Includes the Class M-11 and M-12 certificates of NMFT Series 2005-3 and NMFT Series 2001-2. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represent CT Bonds discussed in “Known Material Trends”.

				Current Assumptions			Assumptions at Trust Securitization
December 31, 2005:	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2000-1	$521	$596	$1,117	15%	36%	1.3%	15%	27%	1.0%
2000-2	—	907	907	15	37	1.0	15	28	1.0
2001-1	—	1,661	1,661	20	40	1.3	20	28	1.2
2001-2	—	3,701	3,701	20	31	0.7	25	28	1.2
2002-1	1,632	2,184	3,816	20	41	0.7	20	32	1.7
2002-2	2,415	542	2,957	20	43	1.4	25	27	1.6
2002-3	4,127	1,132	5,259	20	44	0.4	20	30	1.0
2003-1	30,815	5,941	36,756	20	39	1.3	20	28	3.3
2003-2	11,043	8,330	19,373	20	39	0.8	28	25	2.7
2003-3	18,261	6,860	25,121	20	37	0.7	20	22	3.6
2003-4	11,070	12,191	23,261	20	46	0.8	20	30	5.1
2004-1	17,065	13,142	30,207	20	56	1.3	20	33	5.9
2004-2	18,368	13,432	31,800	20	55	1.4	26	31	5.1
2004-3	36,502	17,287	53,789	19	53	1.5	19	34	4.5
2004-4	34,473	16,102	50,575	20	54	1.5	26	35	4.0
2005-1	44,387	8,481	52,868	15	53	1.8	15	37	3.6
2005-2	37,377	1,296	38,673	13	51	1.5	13	39	2.1
2005-3	46,627	—	46,627	15	47	2.0	15	41	2.0
2005-3 (C)	45,058	(2,247)	42,811	N/A	N/A	N/A	N/A	N/A	N/A
2005-4	34,366	—	34,366	15	43	2.3	15	43	2.3

Total	$394,107	$111,538	$505,645

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Includes the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.

The previous table demonstrates how the increase in housing prices has impacted the assumptions we use to value our individual mortgage securities available-for-sale. The increase in home prices has led to an increase in constant prepayment rate assumptions as well as a decrease in expected credit loss assumptions. The decrease in expected credit loss assumptions has somewhat offset the increase in constant prepayment rates and increase in short-term interest rates causing the yield on our mortgage securities to decrease slightly. Table 2 provides additional detail regarding the yields on our mortgage securities available-for-sale.

The following table summarizes the cost basis, unrealized gain and fair value of our mortgage securities - available-for-sale grouped by year of issue. For example, under the “Year of Issue for Mortgage Securities Retained” column, the year 2005 is a combination of NMFT Series 2005-1, NMFT Series 2005-2, NMFT Series 2005-3 and NMFT Series 2005-4.

Table 15 — Summary of Mortgage Securities – Available-for-Sale Retained by Year of Issue

(dollars in thousands)

	2006
	As of June 30			As of March 31
Year of Issue for Mortgage Securities Retained	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
2000	$416	$1,385	$1,801	$463	$1,298	$1,761
2001	1,909	3,631	5,540	—	4,880	4,880
2002	7,556	1,013	8,569	7,785	2,213	9,998
2003	46,998	14,368	61,366	57,438	25,103	82,541
2004	76,352	42,997	119,349	87,225	55,499	142,724
2005	155,260	27,333	182,593	186,282	17,209	203,491
2006	50,103	651	50,754	—	—	—

Total	$338,594	$91,378	$429,972	$339,193	$106,202	$445,395

	2005
	As of December 31			As of September 30			As of June 30			As of March 31
Year of Issue for Mortgage Securities Retained	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
1999	$—	$—	$—	$—	$—	$—	$7,389	$3	$7,392	$7,150	$32	$7,182
2000	521	1,503	2,024	588	1,760	2,348	672	2,237	2,909	800	2,307	3,107
2001	—	5,362	5,362	—	6,741	6,741	—	7,169	7,169	—	9,129	9,129
2002	8,174	3,858	12,032	14,189	6,594	20,783	15,132	10,402	25,534	19,112	12,283	31,395
2003	71,189	33,322	104,511	73,168	47,050	120,218	79,419	65,301	144,720	91,112	54,209	145,321
2004	106,408	59,963	166,371	131,885	61,572	193,457	168,908	56,898	225,806	213,694	33,297	246,991
2005	207,815	7,530	215,345	198,157	244	198,401	130,379	2	130,381	87,453	—	87,453

Total	$394,107	$111,538	$505,645	$417,987	$123,961	$541,948	$401,899	$142,012	$543,911	$419,321	$111,257	$530,578

Mortgage Securities – Trading. As of June 30, 2006, mortgage securities – trading consisted of subordinated securities which were retained from our securitization transactions in 2005 and 2006 as well as subordinated securities purchased from other issuers during the first six months of 2006. The aggregate fair market value of these securities as of June 30, 2006 and December 31, 2005 was $118.8 million and $43.7 million, respectively. Management estimates their fair value based on quoted market prices. We will continue to retain or purchase subordinated securities if we feel they provide attractive risk adjusted returns.

Warehouse Notes Receivable. Warehouse notes receivable increased to $76.3 million at June 30, 2006 from $25.4 million at December 31, 2005. These notes receivable represent warehouse lines of credit provided to a network of approved mortgage lenders. The increase in warehouse notes receivable from December 31, 2005 is a result of growth in this business.

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale” above, we retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service those loans. As of June 30, 2006, we had $54.1 million in capitalized mortgage servicing rights compared with $57.1 million as of December 31, 2005. This decrease was due to amortization of mortgage servicing rights of $15.4 million during the six months ended June 30, 2006 which was partially offset by the addition of $12.4 million in mortgage servicing rights from securitizations structured as sales we completed during the period. In addition this decline was also attributable to our decision to structure two of our securitization transactions as financings during the period, which do not result in the recognition of any capitalized mortgage servicing rights.

Due From Securitization Trusts. Due from securitization trusts represents funds being held in escrow with our securitization trustees related to subsequent closes on our securitizations. Due from securitization trusts increased to $142.1 million at June 30, 2006 from $5.0 million at December 31, 2005. As of June 30, 2006 this amount represented funds being held in escrow related to our NHES Series 2006-MTA1 securitization as well as our NMFT Series 2006-3 securitization. As of December 31, 2005 this amount represented funds being held in escrow related to our NMFT Series 2005-4 securitization.

Derivative Instruments, net. Derivative instruments, net increased to $24.3 million at June 30, 2006 from $12.8 million at December 31, 2005. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Accrued Interest Receivable. Accrued interest receivable increased to $38.3 million at June 30, 2006 from $4.9 million at December 31, 2005. This increase is directly related to the increase in our loan balances at June 30, 2006 from December 31, 2005.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. In addition we finance certain of our mortgage securities by using repurchase agreements. As of June 30, 2006 we had $1.7 billion in short-term borrowings compared to $1.4 billion at December 31, 2005. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. See Table 17 for further discussion of our financing availability and liquidity.

Asset-backed bonds. We have issued asset-backed bonds secured by mortgage loans and securities as a means for long-term financing. As of June 30, 2006 we had $2.5 billion in asset-backed bonds compared to $152.6 million at December 31, 2005. We executed two securitizations treated as financings during the six months ended June 30, 2006 which increased our asset-backed bonds by $2.4 billion. This increase was partially offset by bond payments.

Junior Subordinated Debentures. Junior subordinated debentures increased to $82.8 million at June 30, 2006 from $48.7 million at December 31, 2005. On April 18, 2006 we issued $36.1 million aggregate principal amount of unsecured floating rate junior subordinated debentures and received net proceeds of $33.9 million. We issued this debt as it provides more attractive costs than issuing capital stock.

Stockholders’ Equity. The increase in our shareholders’ equity as of June 30, 2006 compared to December 31, 2005 is a result of the following increases and decreases.

Shareholders’ equity increased by:

•	$58.8 million due to net income recognized for the six months ended June 30, 2006

•	$54.9 million due to issuance of common stock

•	$6.5 million due to impairment on mortgage securities – available for sale reclassified to earnings

•	$1.4 million due to compensation recognized under stock option plan

•	$0.6 million due to issuance of stock under stock compensation plans

•	$7.8 million due to tax benefit derived from the capitalization of an affiliate

•	$3.6 million due to the increase in unrealized gains on derivative instruments used in cash flow hedges

Shareholders’ equity decreased by:

•	$35.0 million due to decrease in unrealized gains on mortgage securities classified as available-for-sale

•	$93.7 million due to dividends accrued or paid on common stock

•	$3.3 million due to dividends accrued or paid on preferred stock, and

•	$1.1 million due to dividend equivalent rights (DERs) paid in cash

•	$0.3 million due to net settlements on cash flow hedges reclassified to earnings.

Liquidity and Capital Resources

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

Cash decreased $138.8 million for the six months ended June 30, 2006 and increased $49.0 million for the six months ended June 30, 2005. The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005.

Table 16 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Six Months Ended June 30,		Increase / (Decrease)
	2006	2005
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(2,973,817)	$(319,645)	$(2,654,172)
Cash flows provided by investing activities	290,790	239,341	51,449
Cash flows provided by financing activities	2,544,272	129,332	2,414,940

(Decrease) increase in cash	$(138,755)	$49,028

Operating Activities. Net cash used in operating activities decreased to $(3.0) billion for the six months ended June 30, 2006 from $(0.3) billion for the six months ended June 30, 2005. This decrease is due primarily to the issuance of $2.4 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio during the six months ended June 30, 2006. Because the loans securing these transactions were not sold in securitizations, the transactions are presented as financing activities rather than operating activities on our condensed consolidated statements of cash flows for the six months ended June 30, 2006.

Investing Activities. Net cash provided by investing activities increased to $290.8 million for the six months ended June 30, 2006 from $239.3 million for the six months ended June 30, 2005. This increase is due primarily to higher repayments of our mortgage loans held-in-portfolio during the six months ended June 30, 2006 compared to the same period of 2005. This increase is offset somewhat by a decrease in paydowns on our mortgage securities – available-for-sale during the six months ended June 30, 2006 compared to the same period of 2005.

Financing Activities. Net cash provided by financing activities increased to $2.5 billion for the six months ended June 30, 2006 from $0.1 billion for the six months ended June 30, 2005. This increase is due primarily to the issuance of $2.4 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio during the six months ended June 30, 2006. Because the loans securing these transactions were not sold in securitizations, the transactions are presented as financing activities rather than operating activities on our condensed consolidated statements of cash flows for the six months ended June 30, 2006.

Primary Uses of Cash

Investments in New Mortgage Securities. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. We require capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans.

Our investments in new mortgage securities should generally increase or decrease in conjunction with our mortgage loan production. In 2005, because we began retaining certain subordinated primary bonds, the amount of capital needed for our securitizations increased. We will continue to retain certain subordinated primary bonds when we feel they provide attractive risk-adjusted returns. In addition in 2006 we began purchasing subordinated bonds from other issuers, which also requires capital. For the six months ended June 30, 2006 we retained residual securities with a cost basis of $59.4 million and subordinated securities with a cost basis of $28.3 million from our securitization transactions. In addition we purchased subordinated securities with a cost basis of $52.3 million from other issuers. For the six months ended June 30, 2005 we retained residual securities with a cost basis of $146.2 million from our securitization transactions. We did not retain or purchase any subordinated securities for the six months ended June 30, 2005.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Initial capital invested in our mortgage loans includes premiums paid to the broker plus any haircut required upon financing, which is generally determined by the value and type of the mortgage loan being financed. A haircut is the difference between the principal balance of a mortgage loan and the amount we can borrower from a lender when using that loan to secure the debt. As values of mortgage loans have decreased in 2005 and 2006, we have invested more capital in our mortgage loans due to higher haircuts. The lender haircuts have generally been between zero and two percent of the principal balance of our mortgage loans. Margin compression within the mortgage banking industry has also resulted in a decline in the premiums we paid to brokers for our mortgage loans to 0.9% for the three months ended June 30, 2006 from 1.2% for the three months ended June 30, 2005. For the six months ended June 30, 2006 we used $5.7 billion in cash for the origination and purchase of mortgage loans held-for-sale as compared to $4.4 billion for the same period in 2005.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds decreased to $117.8 million for the six months ended June 30, 2005 from $192.1 million for the same period of 2005. Long-term borrowing repayments will fluctuate with the timing of new issuances of long-term debt and their respective maturities. See “Primary Sources of Cash—Net Proceeds From Issuances of Long-Term Debt.”

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

We declared common stock dividends per share of $2.80 the six months ended June 30, 2006 and 2005. Preferred stock dividends declared per share were $1.12 for the six months ended June 30, 2006 and 2005. We anticipate paying common dividends of $5.60 per share during the calendar year 2006. We anticipate declaring both the third and fourth quarter dividends for 2006 prior to September 15, 2006, and paying these dividends prior to December 31, 2006.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements, support our mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal of the loans that secure the debt. Funding for the difference, or “haircut”, must come from cash on hand. In addition our lenders allow us to borrow up to 75% of the market value of our mortgage securities when we finance our securities using repurchase agreements. Our proceeds from changes in short-term borrowings increased to $304.3 million for the six months ended June 30, 2006 from $161.3 million for the same period of 2005.

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

During the second quarter of 2006, we entered into two new securities repurchase agreements (the “residual repurchase facilities”) with credit limits aggregating $300 million. These facilities will be used to finance our residual securities but can only be used for our newer residual securities, starting with the NMFT Series 2005-3. The agreements are uncommitted. Each has a three-year term but contains a one-year revolving period at which time either party can terminate the right to enter into additional financings under the facility.

During the third quarter of 2006, we entered into a third residual repurchase facility on substantially the same terms as the initial two residual repurchase facilities, providing for $150 million of additional financing for our residual securities. Additionally, we expect to enter into a securities repurchase agreement (the “CDO aggregation facility”) to provide $500 million of financing for the securities which we accumulate for our future CDO securitizations.

During the first quarter of 2006 we increased the capacity of our short-term repurchase agreements by $750 million to accommodate the timing of our securitizations that settled in the second quarter of 2006. The $750 million additional borrowing limit expired on June 30, 2006.

As shown in Table 17, we had $190.5 million in immediately available funds as of June 30, 2006 to support our mortgage lending and mortgage portfolio operations. We have borrowed approximately $1.7 billion of the $3.9 billion in mortgage securities, mortgage loans and servicing advance financing facilities, leaving approximately $2.2 billion available upon the pledge of eligible mortgage loans, securities or other collateral to support the mortgage lending and mortgage portfolio operations.

Table 17 — Short-term Financing Resources

(dollars in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$125,939
Mortgage securities, mortgage loans and servicing advance repurchase facilities	$3,850,000	$1,784,486	$1,719,940	64,546

Total	$3,850,000	$1,784,486	$1,719,940	$190,485

Cash Received From Our Mortgage Securities Portfolio. Our principal driver of cash flows from investing activities are the proceeds we receive on our mortgage securities—available-for-sale. For the six months ended June 30, 2005 we received $183.6 million in proceeds from repayments on mortgage securities—available-for-sale as compared to $231.6 million for the six months ended June 30, 2005. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

•	The coupons on the underlying collateral of our mortgage securities have increased modestly while the interest rates paid on the bonds issued by the securitization trusts have dramatically risen over the last couple of years.

•	The lower spreads have been offset by lower credit losses due to the substantial rise in housing prices of the underlying collateral in recent years.

•	We have lower average balances of our mortgage securities—available-for-sale portfolio as our paydowns have increased faster than our addition of new bonds from our securitizations.

Net Proceeds From Securitizations of Mortgage Loans. We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations are sold to large, institutional investors and U.S. government-sponsored enterprises. The capital markets also provide us with capital to operate our business. The trend has been favorable in the capital markets for the types of securitization transactions we execute. Investor appetite for the bonds created by securitizations has been strong. Additionally, commercial and investment banks have provided significant liquidity to finance our mortgage lending operations through warehouse repurchase facilities. While management cannot predict the future liquidity environment, we are unaware of any material trend that would disrupt continued liquidity support in the capital markets for our business. The net proceeds from sales of mortgage loans held-for-sale in securitizations decreased to $2.0 billion for the six months ended June 30, 2006 from $3.7 billion for the same period of 2005.

Net Proceeds From Sales of Mortgage Loans to Third Parties. We also depend on third party investors to provide liquidity for our mortgage loans. We generally will sell loans to third party investors that do not possess the economic characteristics meeting our long-term portfolio management objectives. The increase in proceeds from sales of mortgage loans to third parties is a result of the environment of tighter margins in the mortgage banking industry. These tighter margins prompted us to sell loans to third parties rather than adding them to our securitized portfolio due to unattractive returns. For the six months ended June 30, 2006 we received net proceeds from the sales of mortgage loans held-for-sale to third parties of $823.8 million compared to proceeds of $252.4 for the same period of 2005.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations as well as private debt offerings provide long-term sources of liquidity.

We received net proceeds of $1.3 billion and $1.1 billion, respectively, through the issuance of NHES Series 2006-1 and NHES Series 2006-MTA1 during the 3 months ended June 30, 2006. These asset-backed bonds are collateralized by mortgage loans – held-in-portfolio on our condensed consolidated balance sheet.

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

Factors management considers important in determining whether to finance our operations via warehouse and repurchase facilities, resecuritization or other asset-backed bond issuances or equity or debt offerings are as follows:

•	The financing costs involved.

•	The dilutive effect to our common shareholders.

•	The market price of our common stock.
•	Subordination rights of lenders and shareholders.

•	Collateral and other covenant requirements.

Net Proceeds From Issuances of Common and Preferred Stock. If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter. Since inception, we have raised $474.9 million in net proceeds through private and public equity offerings.

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

During the six months ended June 30, 2006, we sold 1,790,333 shares of common stock under our DRIP raising $52.8 million in net proceeds and we issued 97,630 shares of common stock under the stock-based compensation plan raising $0.3 million. During the six months ended June 30, 2005 we sold 1,136,524 shares of common stock under our DRIP raising $36.6 million in net proceeds and we issued 70,107 shares of common stock under the stock-based compensation plan raising $0.2 million. During the six months ended June 30, 2005, we also completed a public offering of 1,725,000 shares of common stock raising $57.9 million in net proceeds.

Other Liquidity Factors

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. While floating rates are low on a net basis, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of June 30, 2006, we had approximately $2.4 million on deposit. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would temporarily reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Historically, repurchases of loans where a defect has occurred have been insignificant, as such, there is minimal liquidity risk. For additional detail, refer to “Off Balance Sheet Arrangements”.

Table 18 details our major contractual obligations due over the next 12 months and beyond. Management believes cash and cash equivalents on hand combined with other available liquidity sources including: 1) proceeds from mortgage loan sales and securitizations, 2) cash received on our mortgage securities available-for-sale, 3) draw downs on mortgage loan and securities repurchase agreements, 4) proceeds from private and public debt and equity offerings and 5) proceeds from resecuritizations will be adequate to meet our liquidity needs for the next twelve months. In addition, we do not believe our long-term growth plans will be constrained due to a lack of available liquidity resources. However, we can provide no assurance, that, if needed, the liquidity resources we utilize will be available or will be available on terms we consider favorable. Factors that can affect our liquidity are discussed in the “Risk Factors” section of this document.

Off-Balance Sheet Arrangements

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

Specific items that may affect our ability to use the securitizations to finance our loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by our collateral. Our financial performance and condition has little impact on our ability to securitize, as evidenced by our ability to securitize in 1998, 1999 and 2000 when our financial condition was weak. There is no assurance, however, that we will be able to securitize loans in the future if we have poor loan performance.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of June 30, 2006, we had outstanding commitments to originate and sell loans of $746.8 million and $252.8 million, respectively. We had no commitments to purchase loans at June 30, 2006. As of December 31, 2005, we had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the ordinary course of business, we sell whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the first six months of 2006, we sold $793.1 million of loans with recourse for borrower defaults. We maintained a $1.8 million reserve related to these guarantees as of June 30, 2006. During the first six months of 2006 we paid $8.8 million in cash to repurchase loans sold to third parties.

In the ordinary course of business, we sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of June 30, 2006 and December 31, 2005, we had loans sold with recourse with an outstanding principal balance of $11.8 billion and $12.7 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant, therefore, we have not recorded any reserves related to these guarantees.

Our branches broker loans to third parties in the ordinary course of business where the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the six months ended June 30, 2006, our branches brokered $189.0 million of loans with recourse for borrower defaults. We maintained a $200,000 reserve related to these guarantees as of June 30, 2006.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of June 30, 2006, with the exception of short-term borrowing arrangements.

Table 18 — Contractual Obligations

(dollars in thousands)

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long—term debt (A)	$2,820,566	$854,744	$1,395,888	$494,331	$75,603
Junior subordinated debentures (B)	308,805	7,649	15,298	15,298	270,560
Operating leases (C)	39,158	8,456	16,843	11,816	2,043
Premiums due to counterparties related to interest rate cap agreements	7,432	2,939	4,216	277	—

Total	$3,175,961	$873,788	$1,432,245	$521,722	$348,206

(A)	Repayment of the asset-backed bonds is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at June 30, 2006 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at June 30, 2006 for each respective obligation.
(C)	Does not include rental income of $3.8 million to be received under sublease contracts.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of June 30, 2006 and 2005 were $3.2 million and $2.7 million, respectively.

We also entered into various sublease agreements for office space formerly occupied by us. We received approximately $364,000 for the six months ended June 30, 2006 under these agreements compared to approximately $53,000 for the six months ended June 30, 2005.

As of June 30, 2006 we had expected cash requirements for the payment of interest of $8.8 million. The future amount of these interest payments will depend on the outstanding amount of our borrowings as well as the underlying rates for our variable rate borrowings. As of June 30, 2006 we had expected cash requirements for taxes of $12.0 million. The amount of taxes to be paid in the future will depend on taxable income in future periods as well as the amount and timing of dividend payments and other factors.

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

Management primarily uses financing sources under which the interest rate resets frequently. As of June 30, 2006, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 19 — Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200)	(100)	100	200
As of June 30, 2006:
Change in market values of:
Assets	$144,753	$67,778	$(60,475)	$(123,519)
Interest rate agreements	(11,397)	(8,849)	17,740	38,542

Cumulative change in market value	$133,356	$58,929	$(42,735)	$(84,977)

Percent change of market value portfolio equity (B)	21.1%	9.3%	(6.8)%	(13.5)%

As of December 31, 2005:
Change in market values of:
Assets	$96,456	$42,327	$(44,254)	$(92,483)
Interest rate agreements	(33,502)	(17,365)	20,072	41,616

Cumulative change in market value	$62,954	$24,962	$(24,182)	$(50,867)

Percent change of market value portfolio equity (B)	11.0%	4.4%	(4.2)%	(8.9)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2006 and December 31, 2005.

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

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of June 30, 2006.

Table 20 — Interest Rate Risk Management Contracts

(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2006		2007	2008	2009	2010 and beyond
Pay-fixed swaps:
Contractual maturity	$9,047	$1,050,000	$440,000		$430,000	$160,000	$20,000	$—
Weighted average pay rate		4.0%	2.8%		4.8%	4.8%	4.8%	—
Weighted average receive rate		5.3%	(A	)	(A )	(A )	(A )	—
Interest rate caps:
Contractual maturity	$12,943	$1,220,000	$—		$80,000	$815,000	$285,000	$40,000
Weighted average strike rate		5.2%	—		4.9%	5.3%	5.2%	5.3%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to management on a timely basis to allow decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that our controls and procedures were effective.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names us defendants and three of our executive officers and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. Plaintiffs’ motion for class certification is pending. We believe that these claims are without merit and continue to vigorously defend against them.

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

In July 2004, an employee of NHMI, a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed from July 30, 2001 (2000 in California) through November 18, 2005 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”)

and California state laws. In January 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers covering the period commencing July 30, 2001 (2000 in California) to May 1, 2006. The settlement covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period, and was approved by the Court on May 1, 2006. Since not all class members elected to be part of the settlement, our obligation related to the settlement is approximately $1.7 million. Prior to 2006, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded a charge to earnings of $1.5 million. In 2006 we recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to $1.7 million.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases allege that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”) alleging violations of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and alleging certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief and attorney fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc. et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc. et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy alleging certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and allege this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones’ case seek a disgorgement of fees and attorney’s fees. On July 7, 2006, the court in the Jones’ case denied cross-motions for summary judgment on the grounds that material factual issues existed. The court granted plaintiffs’ motion to certify a statewide Maryland class. We believe that all of these claims are without merit and intend to vigorously defend against them.

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

In addition to those matters listed above, we are currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action or individual claims for violations of the RESPA, FLSA, federal and state laws prohibiting employment discrimination, federal and state laws prohibiting discrimination in lending and federal and state licensing and consumer protection laws.

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

Our investments in real estate securities and loans are subject to changes in credit spreads which could adversely affect our ability to realize gains on the sale of such investments.

Mortgage securities are subject to changes in credit spreads. The value of these securities is dependent on the yield demanded on these securities by the market based on their credit relative to LIBOR. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate (usually the applicable LIBOR security yield) to value such securities. Under such conditions, the value of our mortgage securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decreases, or “tighten,” the value of our mortgage securities portfolio would tend to increase. Such changes in the market value of our mortgage securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available for sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Our loan portfolio is also subject to changes in credit spreads. Our floating rate loans are valued based on a market credit spread to LIBOR. The value of these loans is dependent on the yield demanded by the market based on their credit relative to LIBOR. The value of our floating rate loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Our fixed rate loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. If the value of our loans subject to repurchase agreements were to decline, it could affect our ability to refinance such loans upon the maturity of the related repurchase agreements. Any credit or spread related losses incurred with respect to our loans would affect us in the same way as similar losses on our real estate securities portfolio as described above, except that our loans are not marked to market.

Significant losses on our mortgage securities could diminish our equity capital base, reduce our earnings, and otherwise negatively affect our business.

The credit performance of residential loans underlying our mortgage securities will directly affect our returns from CDO equity securities that we may acquire from our CDO securitizations. Our total potential credit loss from the underlying residential real estate loans is limited to our total investment in residential mortgage securities and CDO equity securities. Nevertheless, significant realized losses from residential mortgage securities could harm our results from operations and significantly diminish our capital base.

If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced (if these increased credit losses are greater than we have anticipated), and our cash flows, asset market values, our access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be harmed. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.

Significant credit losses could also reduce our ability to sponsor new securitizations of residential loans. We generally expect to increase our portfolio of mortgage securities and our credit exposure to the residential real estate loan pools that underlie these securities.

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

Our securitizations of mortgage loans that are structured to be treated as sales for financial reporting purposes result in gain recognition at closing. As of June 30, 2006, we had mortgage securities – available for sale with a fair value of $430.0 million on our balance sheet. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities—available-for-sale. It is extremely difficult to validate the assumptions we use in determining the amount of gain on sale and the value of our mortgage securities – available for sale. If our actual experience differs materially from the assumptions that we use to determine our gain on sale or the value of our mortgage securities—available-for-sale, our future cash flows, our financial condition and our results of operations could be negatively affected.

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

Both during the ramp up phase of a potential CDO financing and following the closing of a CDO financing when we have locked in the liability costs for a CDO, the rate at which we are able to acquire eligible investments and changes in market conditions may adversely affect our anticipated returns.

We acquire real estate securities and finance them on a long term basis, typically through the securitization market. We use short term warehouse lines of credit to finance the acquisition of real estate securities until a sufficient quantity of securities is accumulated, at which time we may refinance these lines through a securitization, such as a CDO financing, or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible securities to maximize the efficiency of a CDO financing. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to us when we do have a sufficient pool of collateral. If we are unable to securitize these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

Risks Related to Interest Rates and Our Hedging Strategies

Changes in interest rates may harm our results of operations.

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Our primary interest rate exposures relate to our mortgage securities, mortgage loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Interest rate changes could affect us in the following ways:

•	a substantial or sustained increase in interest rates could harm our ability to originate or acquire mortgage loans in expected volumes, which could result in a decrease in our cash flow and in our ability to support our fixed overhead expense levels;

•	interest rate fluctuations may harm our earnings as the spread between the interest rates we pay on our borrowings and the interest rates we receive on our mortgage assets narrows

•	mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm our earnings; and

•	when we securitize loans, the value of the residual and subordinated securities we retain and the income we receive from them are based primarily on the London Inter-Bank Offered Rate, or LIBOR, and an increase in LIBOR reduces the net income we receive from, and the value of, these securities.

Any of the foregoing results from changing interest rates may adversely affect our results from operations.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Changes in the level of interest rates can affect, among other things, our ability to acquire mortgage securities and loans at attractive prices, the value of our mortgage securities, loans and derivatives and our ability to realize gains from the sale of such assets.

In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

Interest rate changes may also impact our net book value as our mortgage securities and related hedge derivatives are marked to market each quarter. Our mortgage loans and debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

Furthermore, shifts in the yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our real estate securities and therefore their value. This would have similar effects on our mortgage securities portfolio and our financial position and operations to a change in interest rates generally.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

There are limits to the ability of our hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the hedged items, generally our liabilities. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. We may enter into interest rate cap or swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rates, the type of mortgage assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities; consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions, and the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay, which may result in the loss of unrealized profits;

•	we may not be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risks; and

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

We assume credit risk on a variety of residential mortgage assets.

We own investment-grade and non-investment grade securities issued by residential real estate loan securitization entities. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the underlying assets in these securities. Most of the securities we own are backed by sub-prime loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality loans can be expected to have higher rates of delinquency and loss, and losses to us could occur. Some of the assets have acquired are investment-grade and non-investment grade residential loan securities from our own securitizations we have sponsored. Although we may have a limited degree of control or influence over the selection and management of the loans underlying our securitizations, we believe the possibility of loss on these assets remains approximately the same as it is for securities issued from securitizations of equivalent-quality loans that we did not sponsor. If the pools of residential loans underlying any of these securitizations were to experience poor credit results, our securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our long-term returns and near-term cash flows from the securities we have acquired, and may also reduce our ability to sponsor CDO transactions in the future.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and intend to invest in a variety of real estate related assets that are closely related to our current core business. We may make investments in CDO debt and equity securities issued by CDO securitizations other than ours that own various types real estate related assets. These CDOs may invest in manufactured housing securities, sub-prime residential securities, and other residential securities backed by lower-quality borrowers. The higher credit and/or prepayment risks associated with these types of investments may increase our exposure to losses.

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

For the six months ended June 30, 2006, originations of interest-only loans totaled $698.6 million, or 15%, of total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan, increasing the risk of loss on these loans.

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

The value of our assets may be affected by prepayment rates on our residential mortgage loans and other floating rate assets. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of floating rate assets may, because of the risk of prepayment, benefit less than fixed rate assets from declining interest rates. Conversely, in periods of rising interest rates, prepayments on loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

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

On September 30, 2004, the IRS, released Announcement 2004-75, which describes rules that may be included in proposed IRS regulations regarding the timing of recognizing income and/or deductions attributable to interest-only securities. We believe the effect of these regulations, if adopted, may narrow the spread between book income and taxable income on the interest-only securities we hold and would thus reduce our taxable income during the initial periods that we hold such securities. A significant portion of our mortgage securities—available-for-sale consists of interest-only securities. If regulations are adopted by the IRS that reduces our taxable income in a particular year, our dividend may be reduced for that year because the amount of our dividend is entirely dependent upon our taxable income.

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

A significant majority of our originations of mortgage loans comes from independent brokers. During the first six months of 2006, 82% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Our failure to maintain existing relationships or expand our broker networks could significantly harm our business, financial condition, liquidity and results of operations.

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

During the six months ended June 30, 2006, approximately 56% of our loan production volume consisted of cash-out refinancings. Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be reduced if interest rates rise and the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, a decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

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

Certain of the residual securities that historically have been held at the REIT generate interest income based on cash flows received from excess interest spread, prepayment penalties and derivatives (i.e., interest rate swap and cap contracts). The cash flows received from the derivatives does not represent qualified income for the REIT income tests requirements of the Code. The Code limits the amount of income from derivative income together with any income not generated from qualified REIT assets to no more than 25% of our gross income. In addition, under the Code, the Company must limit our aggregate income from derivatives (that are non-qualified tax hedges) and from other non-qualifying sources to no more than 5% of our annual gross income. Because of the magnitude of the derivative income projected for 2006 it was highly likely that we would not satisfy the REIT income tests. In order to resolve this REIT qualification issue, we isolated cash flows received from the residual securities and created a separate security for certain of the bonds that generate derivative income (the “CT Bonds”) and then contributed the CT Bonds from the REIT to our taxable REIT subsidiary. This transaction may add volatility to future reported GAAP earnings because both the interest only residual bonds (“IO Bonds”) and CT Bonds will be evaluated separately for impairment. Historically, the CT Bonds have acted as an economic hedge for the IO Bonds that are retained at the REIT, thus mitigating the impairment risk to the IO Bonds in a rising interest rate environment. As a result of transferring the CT Bonds to the TRS, the IO and CT Bonds will be valued separately creating the risk of earnings volatility resulting from other-than-temporary impairment charges. For example, in a rising rate environment, the IO bond will generally decrease in value while the CT Bond will increase in value. If the decrease in value of the IO Bond is deemed to be other than temporary in nature, we would record an impairment charge through the income statement for such decrease. At the same time, any increase in value of the CT Bond would be recorded in accumulated other comprehensive income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2006 – April 30, 2006	—	—	—	$1,020,082
May 1, 2006 – May 31, 2006	—	—	—	1,020,082
June 1, 2006 – June 30, 2006	—	—	—	1,020,082

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 5, 2006 and Edward W. Mehrer, Art N. Burtscher and Donald M. Berman were elected as directors. Scott F. Hartman, W. Lance Anderson and Gregory T. Barmore’s terms of office as directors continued after the meeting.

The following matters were voted on at the annual meeting:

		Vote Results
		For	Withheld
1.	Election of Directors
	Edward M. Mehrer (term expiring in 2009)	29,144,330	490,191
	Art N. Burtscher (term expiring in 2009)	29,156,839	477,682
	Donald M. Berman (term expiring in 2008)	29,130,788	503,732

		For	Against	Abstain
2.	Approval of the NovaStar Financial, Inc. Executive Bonus Plan	27,898,152	1,469,750	266,616

3.	Ratification of Deloitte & Touche LLP as NovaStar Financial, Inc.’s independent registered public accountants for 2006	29,356,259	203,987	74,271

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document

11.1(1)	Statement Regarding Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

(1)	See Note 14 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 9, 2006	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: August 9, 2006	/s/ GREGORY S. METZ
Gregory S. Metz, Chief Financial Officer
(Principal Financial Officer)