Form 10-Q
period 2006-09-30
NOVASTAR FINANCIAL INC
filed 2006-11-07
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2006 was 36,995,202.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$182,157	$264,694
Mortgage loans – held-for-sale	1,532,755	1,291,556
Mortgage loans – held-in-portfolio, net of allowance of $17,654 and $699, respectively	2,391,914	28,840
Mortgage securities - available-for-sale	428,787	505,645
Mortgage securities - trading	270,925	43,738
Warehouse notes receivable	59,756	25,390
Mortgage servicing rights	60,483	57,122
Deferred income tax asset, net	41,642	30,780
Servicing related advances	33,030	26,873
Derivative instruments, net	14,201	12,765
Accrued interest receivable	37,296	4,866
Property and equipment, net	8,978	13,132
Other assets	74,212	30,333

Total assets	$5,136,136	$2,335,734

Liabilities and Shareholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,500,117	$1,238,122
Short-term borrowings secured by mortgage securities	404,809	180,447
Other short-term borrowings	15,045	—
Asset-backed bonds secured by mortgage loans	2,323,160	26,949
Asset-backed bonds secured by mortgage securities	19,554	125,630
Junior subordinated debentures	82,908	48,664
Dividends payable	105,008	45,070
Due to securitization trusts	73,795	44,382
Accounts payable and other liabilities	69,092	62,250

Total liabilities	4,593,488	1,771,514

Commitments and contingencies (Note 9)

Shareholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares issued and outstanding	30	30
Common stock, 36,314,691 and 32,193,101 shares issued and outstanding, respectively	363	322
Additional paid-in capital	714,760	581,580
Accumulated deficit	(247,031)	(128,554)
Accumulated other comprehensive income	75,118	111,538
Other	(592)	(696)

Total shareholders’ equity	542,648	564,220

Total liabilities and shareholders’ equity	$5,136,136	$2,335,734

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Mortgage securities	$125,875	$139,655	$41,887	$50,619
Mortgage loans held-for-sale	121,062	77,680	50,272	36,169
Mortgage loans held-in-portfolio	94,294	3,531	45,885	1,090

Total interest income	341,231	220,866	138,044	87,878
Interest expense:
Short-term borrowings secured by mortgage loans	97,049	40,781	31,248	19,471
Short-term borrowings secured by mortgage securities	7,411	1,649	4,609	92
Other short-term borrowings	242	—	221	—
Asset-backed bonds secured by mortgage loans	54,305	1,439	36,633	414
Asset-backed bonds secured by mortgage securities	3,598	12,682	575	4,059
Junior subordinated debentures	4,952	2,046	2,080	1,000

Total interest expense	167,557	58,597	75,366	25,036

Net interest income before provision for credit losses	173,674	162,269	62,678	62,842
Provision for credit losses	19,876	1,050	10,286	331

Net interest income	153,798	161,219	52,392	62,511
Gains on sales of mortgage assets	51,027	60,462	27,709	9,691
Gains (losses) on derivative instruments	7,854	13,275	(6,877)	6,522
Impairment on mortgage securities – available-for-sale	(13,249)	(10,066)	(6,796)	(8,328)
Fee income	22,129	24,845	7,671	7,448
Premiums for mortgage loan insurance	(9,295)	(4,008)	(3,145)	(2,026)
Other income, net	27,143	14,168	8,396	5,543
General and administrative expenses:
Compensation and benefits	94,025	76,572	32,872	24,320
Office administration	19,970	21,363	6,592	7,076
Professional and outside services	15,076	12,767	4,798	4,054
Loan expense	4,239	10,438	1,055	3,449
Other	14,361	19,526	3,735	5,510

Total general and administrative expenses	147,671	140,666	49,052	44,409

Income from continuing operations before income tax expense	91,736	119,229	30,298	36,952
Income tax expense (benefit)	2,677	(693)	1,813	(1,708)

Income from continuing operations	89,059	119,922	28,485	38,660
(Loss) income from discontinued operations, net of income tax	(1,717)	(8,907)	94	(2,367)

Net income	87,342	111,015	28,579	36,293
Dividends on preferred shares	(6,653)	(4,989)	(3,327)	(1,663)

Net income available to common shareholders	$80,689	$106,026	$25,252	$34,630

Continued

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Income from continuing operations available to common shareholders	$2.47	$3.95	$0.73	$1.21
(Loss) income from discontinued operations, net of income tax	(0.05)	(0.31)	—	(0.08)

Net income available to common shareholders	$2.42	$3.64	$0.73	$1.13

Diluted earnings per share:
Income from continuing operations available to common shareholders	$2.45	$3.90	$0.73	$1.20
(Loss) income from discontinued operations, net of income tax	(0.05)	(0.30)	—	(0.08)

Net income available to common shareholders	$2.40	$3.60	$0.73	$1.12

Weighted average basic shares outstanding	33,303	29,121	34,427	30,617

Weighted average diluted shares outstanding	33,559	29,468	34,694	30,962

Dividends declared per common share	$5.60	$4.20	$2.80	$1.40

Concluded

See notes to condensed consolidated financial statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2006	$30	$322	$581,580	$(128,554)	$111,538	$(696)	$564,220
Forgiveness of founders’ notes receivable	—	—	—	—	—	104	104
Issuance of common stock, 4,024,453 shares	—	40	122,027	—	—	—	122,067
Issuance of stock under stock compensation plans, 97,630 shares	—	1	560	—	—	—	561
Compensation recognized under stock compensation plans	—	—	1,972	—	—	—	1,972
Dividend equivalent rights (DERs) on vested options	—	—	818	(3,079)	—	—	(2,261)
Dividends on common stock ($5.60 per share)	—	—	—	(196,087)	—	—	(196,087)
Dividends on preferred stock ($2.23 per share)	—	—	—	(6,653)	—	—	(6,653)
Common stock repurchased, 493 shares	—	—	(17)	—	—	—	(17)
Tax benefit derived from capitalization of affiliate	—	—	7,858	—	—	—	7,858
Write-off of deferred tax asset related to stock compensation plans	—	—	(38)	—	—	—	(38)

Comprehensive income:

Net income				87,342			87,342

Other comprehensive income					(36,420)		(36,420)

Total comprehensive income							50,922

Balance, September 30, 2006	$30	$363	$714,760	$(247,031)	$75,118	$(592)	$542,648

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net Income	$87,342	$111,015
Loss from discontinued operations	1,717	8,907

Income from continuing operations	89,059	119,922
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Amortization of mortgage servicing rights	23,469	19,663
Retention of mortgage servicing rights	(26,957)	(33,102)
Impairment on mortgage securities – available-for-sale	13,249	10,066
Gains on derivative instruments	(7,854)	(13,275)
Depreciation expense	5,661	5,464
Amortization of deferred debt issuance costs	2,141	4,525
Compensation recognized under stock compensation plans	1,972	1,574
Provision for credit losses	19,876	1,050
Amortization of premiums on mortgage loans	5,101	324
Forgiveness of founders’ promissory notes	104	105
Provision for deferred income taxes	(5,625)	424
Accretion on available-for-sale and trading securities	(121,570)	(129,462)
Gains on sales of mortgage assets	(51,027)	(60,462)
Gains on trading securities	(2,862)	—
Originations and purchases of mortgage loans held-for-sale	(8,683,608)	(7,163,120)
Proceeds from repayments of mortgage loans held-for-sale	79,214	5,413
Repurchase of mortgage loans due from securitization trust	(114,260)	(6,784)
Proceeds from sales of mortgage loans held-for-sale to third parties	1,524,432	747,434
Proceeds from sales of mortgage loans held-for-sale in securitizations	4,176,943	5,797,615
Purchase of mortgage securities - trading	(163,661)	—
Proceeds from paydowns of mortgage securities - trading	4,301	—
Proceeds from sale of mortgage securities - trading	11,223	143,153
Changes in:
Servicing related advances	(7,000)	(979)
Accrued interest receivable	(58,050)	(29,704)
Derivative instruments, net	780	(16)
Other assets	(47,367)	(20,782)
Accounts payable and other liabilities	6,943	22,090

Net cash used in operating activities from continuing operations	(3,325,373)	(578,864)
Net cash used in operating activities from discontinued operations	(444)	(2,870)

Net cash used in operating activities	(3,325,817)	(581,734)

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	252,329	352,000
Purchase of mortgage securities – available-for-sale	(1,922)	—
Proceeds from repayments of mortgage loans held-in-portfolio	290,992	14,263
Proceeds from sales of assets acquired through foreclosure	1,277	1,665
Purchases of property and equipment	(1,538)	(4,701)

Net cash provided by investing activities	541,138	363,227

Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	2,505,457	128,921
Payments on asset-backed bonds	(317,137)	(290,933)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	119,098	94,753
Net change in short-term borrowings	508,845	333,426
Proceeds from issuance of junior subordinated debentures	33,917	48,428
Repurchase of common stock	(17)	—
Dividends paid on vested options	(1,021)	—
Dividends paid on preferred stock	(3,326)	(4,989)
Dividends paid on common stock	(136,231)	(147,320)

Net cash provided by financing activities from continuing operations	2,709,585	162,286
Net cash (used in) provided by financing activities from discontinued operations	(7,443)	10,551

Net cash (used in) provided by financing activities	2,702,142	172,837

Net decrease in cash and cash equivalents	(82,537)	(45,670)
Cash and cash equivalents, beginning of period	264,694	268,563

Cash and cash equivalents, end of period	$182,157	$222,893

Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash paid for interest	$173,617	$56,021

Cash paid for income taxes	9,902	297

Cash received on mortgage securities – available-for-sale with no cost basis	4,305	10,923

Cash received for dividend reinvestment plan	3,246	3,042

Non-cash operating, investing and financing activities:
Cost basis of securities retained in securitizations	121,025	246,057

Change in loans under removal of accounts provision	29,414	12,605

Transfer of cost basis of residual securities and mortgage servicing rights to mortgage loans held-for-sale due to securitization calls	2,450	7,423

Transfer of loans to held-in-portfolio from held-for-sale	2,684,515	—

Assets acquired through foreclosure	14,969	2,782

Dividends payable	105,008	43,053

Tax benefit derived from capitalization of affiliate	7,858	—

Restricted stock issued in satisfaction of prior year accrued bonus	283	262

Concluded

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

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

The Company’s condensed consolidated financial statements as of September 30, 2006 and for the nine and three months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of NovaStar Home Mortgage, Inc (NHMI) and its branches through September 30, 2006, as discontinued operations in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2006 and 2005.

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

The Financial Accounting Standards Board (“FASB”) has been deliberating on a technical interpretation of GAAP with respect to the accounting for transactions where assets are purchased and simultaneously financed through a repurchase agreement with the same party and whether these transactions create derivatives requiring a “net” presentation instead of the acquisition of assets and related financing obligation. The Company’s current accounting for these transactions is to record the transactions as an acquisition of assets and related financing obligation. The alternative accounting treatment would be to record any net cash representing the “haircut” amount as a deposit and the forward leg of the repurchase agreement (that is, the obligation to purchase the financial asset(s) at the end of the repo term) as a derivative. Because the FASB has not issued any guidance on this matter as of the filing date of this report, the Company has not changed its accounting treatment for this item. During the three months ended March 31, 2006, the Company had purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of March 31, 2006, the entire $1.0 billion of mortgage loans purchased during the first quarter remained on the Company’s condensed consolidated balance sheet. The $1.0 billion of mortgage loans purchased in the first quarter of 2006 also remained on the Company’s balance sheet as of September 30, 2006, but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset backed bond financing. Additionally, during the nine months ended September 30, 2006 the Company purchased $39.2 million of securities from counterparties which were subsequently financed through repurchase agreements with the same counterparties. As of September 30, 2006 the market value of these securities which remained on the Company’s condensed consolidated balance sheet was $39.7 million. If the Company would be required to change its current accounting based on this interpretation the Company does not believe that there would be a material impact on its condensed consolidated statements of income, however, total assets and total liabilities would be reduced by approximately $31.0 million, $20.5 million and $1 billion at September 30, 2006, June 30, 2006 and March 31, 2006, respectively. In addition, cash flows from operating and financing activities would be reduced by approximately $31.0 million and $20.5 million and $1.0 billion for the three months ended September 30, 2006, June 30, 2006 and March 31, 2006, respectively. The Company believes its liquidity, and ability to pay a dividend would be unchanged, and it does not believe the economics of the transactions or its taxable income or status as a REIT would be affected.

Note 2. New Accounting Pronouncements

At September 30, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 15. From January 1, 2004 through December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)”), Share-Based Payment, using the modified-prospective-transition method. Because the Company was applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the condensed consolidated financial statements.

Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Additionally, the write-off of deferred tax assets relating to the excess of recognized compensation cost over the tax deduction resulting from the award will continue to be reflected within operating cash flows. Any excess tax benefits the Company recorded during the nine and three months ended September 30, 2006 are considered to have no material impact on the condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is still evaluating the impact the adoption of this statement will have on its condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. The Company is still evaluating the impact the adoption of this statement will have on its condensed consolidated financial statements.

Note 3. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005
Mortgage loans – held-for-sale:
Outstanding principal	$1,459,870	$1,238,689
Loans under removal of accounts provision	73,795	44,382
Net premium	6,072	12,015
Allowance for the lower of cost or fair value	(6,982)	(3,530)

Mortgage loans – held-for-sale	$1,532,755	$1,291,556

Weighted average coupon	9.05%	8.11%

Percent with prepayment penalty	55%	65%

Mortgage loans – held-in-portfolio:
Outstanding principal	$2,366,692	$29,084
Net unamortized premium	42,876	455

Amortized cost	2,409,568	29,539
Allowance for credit losses	(17,654)	(699)

Mortgage loans – held-in-portfolio	$2,391,914	$28,840

Weighted average coupon	8.23%	9.85%

During the first nine months of 2006 the Company transferred $2.7 billion of mortgage loans from its held-for-sale classification to held-in-portfolio. These loans were subsequently securitized in transactions structured as financings.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the nine and three months ended September 30, 2006 and 2005, respectively (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$699	$507	$9,899	$866
Provisions for credit losses	19,876	1,050	10,286	331
Charge-offs, net of recoveries	(2,921)	(689)	(2,531)	(329)

Balance, end of period	$17,654	$868	$17,654	$868

Note 4. Loan Securitizations

On August 29, 2006 and September 28, 2006 the Company executed securitization transactions, NovaStar Mortgage Funding Trust (“NMFT”) Series 2006-4 and NMFT Series 2006-5, respectively, which were accounted for as sales of loans. Derivative instruments were also transferred into the trusts as part of each of these sales transactions to reduce interest rate risk to the third-party bondholders. Details of the transactions structured as sales for the nine months ended September 30, 2006 are as follows (dollars in thousands):

	Net Bond Proceeds	Allocated Value of Retained Interests			Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
		Mortgage Servicing Rights	Subordinated Bond Classes
NMFT Series 2005-4	$378,944	$2,258	$9,416	(A)	$378,944	$259	$1,203
NMFT Series 2006-2	999,790	6,041	40,858	(B)	1,021,102	6,015	11,942
NMFT Series 2006-3	1,072,258	6,516	47,408	(C)	1,100,000	5,073	10,209
NMFT Series 2006-4	993,841	7,040	51,956	(D)	1,025,359	1,818	14,401
NMFT Series 2006-5	704,979	5,102	40,206	(E)	740,283	690	7,824

	$4,149,812	$26,957	$189,844		$4,265,688	$13,855	$45,579

(A)	On January 20, 2006, the Company delivered the remaining $378.9 million of loans into the NMFT Series 2005-4 securitization trust. All of the bonds were issued to the third-party investors at the date of initial close, but the Company did not receive the escrowed proceeds related to the final close until January 20, 2006.
(B)	The NMFT Series 2006-2 subordinated bond classes includes the Class M-9 and M-10 certificates, which were retained by the Company. Class M-9 and M-10 collectively represent $11.9 million in principal. Class M-9 is rated BBB/BBB- by S&P and Fitch, respectively. The Class M-10 is rated BB+ by both S&P and Fitch.
(C)	The NMFT Series 2006-3 subordinated bond classes includes the Class M-9, M-10 and M-11 certificates, which were retained by the Company. Class M-9, M-10 and M-11 collectively represent $16.4 million in principal. Class M-9 is rated BBB/BBB- by S&P and Fitch, respectively. The Class M-10 is rated BBB- by S&P. Class M-11 is rated BB+ by S&P.
(D)	The NMFT Series 2006-4 subordinated bond classes includes the Class M-7, M-10, M-11 and M-12 certificates, which were retained by the Company. Class M-7, M-10, M-11 and M-12 collectively represent $20.4 million in principal. Class M-7 is rated A/Baa1/BBB+ by S&P, Moody’s and Fitch, respectively. The Class M-10 is rated BBB/BBB- by S&P and Fitch, respectively. Class M-11 is rated BBB- by S&P. Class M-12 is rated BB+ by S&P.
(E)	The NMFT Series 2006-5 subordinated bond classes includes the Class M-10, M-11 and M-12 certificates, which were retained by the Company. Class M-10, M-11 and M-12 collectively represent $20.3 million in principal. The Class M-10, M-11 and M-12 certificates are rated BBB-, BB+ and BB by S&P, respectively. On October 20, 2006, $559.7 million in loans collateralizing NMFT Series 2006-5 were delivered to the trust. The Company received $559.7 million in proceeds, which had been held in escrow by the trustee.

The Company retained interest-only, prepayment penalty and other subordinated interests in the underlying cash flows and servicing responsibilities from the financial assets transferred as part of the NMFT Series 2005-4, 2006-2, 2006-3, 2006-4 and 2006-5 securitizations. The value of the Company’s retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

On April 28, 2006 and June 8, 2006, the Company executed securitization transactions, NovaStar Home Equity Series (“NHES”) 2006-1 and NHES 2006-MTA1, respectively, which were accounted for as financings. Details of the transactions structured as financings are as follows (dollars in thousands):

	Net Bond Proceeds	Principal Balance of Loans Financed
NHES Series 2006-1	$1,317,346	$1,364,147
NHES Series 2006-MTA1	1,188,111	1,199,913

	$2,505,457	$2,564,060

Note 5. Mortgage Securities – Available-for-Sale

Mortgage securities – available-for-sale consist of the Company’s investment in the residual securities and subordinated securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollaterilization bonds. Subordinated securities consist of rated bonds which are lower on the capital structure. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The cost basis, unrealized gains and losses and estimated fair value of mortgage securities – available-for-sale as of September 30, 2006 and December 31, 2005 were as follows (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield
As of September 30, 2006	$350,027	$78,760	$—	$428,787	30.65%
As of December 31, 2005	394,107	113,785	(2,247)	505,645	34.54

During the nine and three months ended September 30, 2006 and 2005, management concluded that the decline in value on certain securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $13.2 and $6.8 million during the nine and three months ended September 30, 2006, respectively, as compared to $10.1 million and $8.3 million during the same periods of 2005.

As of December 31, 2005, the Company had two subordinated available-for-sale securities with fair values aggregating $42.8 million that were deemed to be temporarily impaired.

The servicing agreements the Company executes for loans it has securitized include a “clean up” call option which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. During the three months ended September 30, 2006, the Company exercised the “clean up” call option on NMFT Series 2000-1, NMFT Series 2000-2, NMFT Series 2001-1 and NMFT Series 2001-2 and repurchased loans with a remaining principal balance of $120.5 million from these trusts for $114.2 million in cash. The trusts distributed the $114.2 million to retire the bonds held by third parties. Along with the cash paid to the trusts, any remaining cost basis of the related mortgage securities and mortgage servicing rights, $2.5 million, became part of the cost basis of the repurchased mortgage loans. The repurchased mortgage loans are included in the mortgage loans held-for-sale classification on the Company’s condensed consolidated balance sheets and it is the Company’s intention to sell or securitize these loans.

At September 30, 2006, the Company had the right, not the obligation, to repurchase $75.8 million of mortgage loans from the NMFT Series 2002-1 and NMFT 2002-2 securitization trusts under the Company’s clean up call options. As discussed in Note 16, on October 25, 2006 the Company exercised its call right for the NMFT Series 2002-1.

The following table is a rollforward of mortgage securities – available-for-sale from January 1, 2005 to September 30, 2006 (in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of January 1, 2005	$409,946	$79,229	$489,175
Increases (decreases) to mortgage securities:
New securities retained in securitizations	289,519	2,073	291,592
Accretion of income (A)	171,734	—	171,734
Proceeds from paydowns of securities (A) (B)	(452,050)	—	(452,050)
Impairment on mortgage securities - available-for-sale	(17,619)	17,619	—
Transfer of securities to mortgage loans held-for-sale due to repurchase of mortgage loans from securitization trust (C)	(7,423)	—	(7,423)
Mark-to-market value adjustment	—	12,617	12,617

Net (decrease) increase to mortgage securities	(15,839)	32,309	16,470

As of December 31, 2005	394,107	111,538	505,645

Increases (decreases) to mortgage securities:
New securities retained in securitizations	121,025	1,877	122,902
Purchase of securities	1,922	—	1,922
Accretion of income (A)	112,903	—	112,903
Proceeds from paydowns of securities (A) (B)	(264,358)	—	(264,358)
Impairment on mortgage securities - available-for-sale	(13,249)	13,249	—
Transfer of securities to mortgage loans held-for-sale due to repurchase of mortgage loans from securitization trusts (D)	(2,323)	(5,015)	(7,338)
Mark-to-market value adjustment	—	(42,889)	(42,889)

Net decrease to mortgage securities	(44,080)	(32,778)	(76,858)

As of September 30, 2006	$350,027	$78,760	$428,787

(A)	Cash received on mortgage securities with no cost basis was $4.3 million for the nine months ended September 30, 2006 and $17.6 million for the year ended December 31, 2005.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of September 30, 2006 and December 31, 2005, the Company had receivables from securitization trusts of $18.1 million and $2.4 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis.
(C)	The remaining loans in the NMFT Series 1999-1 securitization trust were called on September 25, 2005.
(D)	The remaining loans in the NMFT Series 2000-1, NMFT Series 2000-2, NMFT Series 2001-1 and NMFT Series 2001-2 securitization trusts were called during the three months ended September 30, 2006.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of September 30, 2006 to mature in one to five years.

Note 6. Mortgage Securities - Trading

As of September 30, 2006, mortgage securities – trading consisted of certain subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates their fair value based on quoted market prices. The following table summarizes the Company’s mortgage securities – trading as of September 30, 2006 (dollars in thousands):

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,201	$2,199	1	6.27%
A	15,692	15,440	15,645	3	6.31
A-	13,432	12,262	12,538	4	10.14
BBB+	49,580	47,195	47,762	12	8.06
BBB	71,300	65,508	66,940	17	9.14
BBB-	108,973	96,685	97,437	21	11.27
BB+	26,733	21,702	21,780	7	14.33
BB	8,500	6,563	6,624	2	16.48

Total	$296,409	$267,556	$270,925	67	10.17%

The Company recognized net trading gains (losses) of $2.9 million and $(1.4) million for the nine and three months ended September 30, 2006, respectively.

On February 23, 2006, the Company sold the M-9 bond class security which it had retained from its NMFT Series 2005-4 securitization, to a third party and recognized a gain on the sale of approximately $351,000.

As of September 30, 2006, the Company had pledged all of its trading securities as collateral for financing purposes.

Note 7. Junior Subordinated Debentures

In April 2006, the Company established NovaStar Capital Trust II (“NCTII”), a statutory trust organized under Delaware law for the sole purpose of issuing trust preferred securities. NovaStar Mortgage, Inc. (“NMI”) owns all of the common securities of NCTII. On April 18, 2006, NCTII issued $35 million in unsecured floating rate trust preferred securities to other investors. The trust preferred securities require quarterly interest payments. The interest rate is floating at the three-month LIBOR rate plus 3.5% and resets quarterly. The trust preferred securities are redeemable, at NCTII’s option, in whole or in part, anytime without penalty on or after June 30, 2011, but are mandatorily redeemable when they mature on June 30, 2036. If they are redeemed on or after June 30, 2011, but prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

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

2)	the value of NMI’s net equity investment in NovaStar Trust.

As of September 30, 2006, NovaStar Trust had the following assets:

1)	whole loans: $371.0 million

2)	cash and cash equivalents: $4.3 million.

As of September 30, 2006, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $369.5 million, and

2)	$5.8 million in members’ equity investment.

Note 9. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At September 30, 2006, the Company had outstanding commitments to originate, purchase and sell loans of $860.9 million, $5.0 million and $372.3 million, respectively. At December 31, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During the nine months ended September 30, 2006, the Company sold $1.5 billion of loans with recourse for borrower defaults. The Company maintained a $4.7 million reserve related to these guarantees as of September 30, 2006. During the nine months ended September 30, 2006 the Company paid $15.9 million in cash to repurchase loans sold to third parties.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of September 30, 2006 and December 31, 2005, the Company had loans sold with recourse with an outstanding principal balance of $12.4 billion and $12.7 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

During the third quarter of 2006 the Company’s primary loan origination unit NovaStar Mortgage Inc. (“NMI”) entered into an agreement to acquire up to 21 retail mortgage lending locations and certain other assets of Oak Street Mortgage LLC. NMI will create a new retail division and expand its retail mortgage lending business beyond the current focus on customer retention programs. The transaction is expected to close late in the fourth quarter of 2006. The Company expects this expansion into the retail market will enable it to substantially increase its loan production. While Oak Street’s retail channel is already an efficient loan origination operation, the elimination of duplicate overhead should further reduce the Company’s cost of production.

Contingencies. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. Plaintiffs’ motion for class certification is pending. The Company believes that these claims are without merit and continues to vigorously defend against them.

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

In July 2004, an employee of NHMI, a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed from July 30, 2001 (2000 in California) through November 18, 2005 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”) and California state laws. In January 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers covering the period commencing July 30, 2001 (2000 in California) to May 1, 2006. The settlement covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period, and was approved by the Court on May 1, 2006. Since not all class members elected to be part of the settlement, the Company obligation related to the settlement is approximately $1.7 million. Prior to 2006, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a charge to earnings of $1.5 million. In 2006 the Company recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to $1.7 million. A majority of this settlement has been paid out by September 30, 2006.

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

In December 2005, a putative class action was filed against NovaStar Mortgage in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NovaStar Mortgage failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. The plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the court granted plaintiffs’ motion to certify a Washington state class. The Company believes that these claims are without merit and intends to vigorously defend against them.

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

Note 10. Issuance and Repurchase of Capital Stock

The Company sold 2,566,453 shares of its common stock during the nine months ended September 30, 2006 under its Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”). Net proceeds of $76.9 million were raised under these sales of common stock. The Company also sold 1,458,000 shares of its common stock during the nine months ended September 30, 2006 in a registered controlled equity offering. The Company raised $41.9 million in proceeds from these sales, which were net of $0.4 million in expenses related to the offering.

During the nine months ended September 30, 2006, 97,630 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.3 million were received under these issuances.

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

Note 11. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the nine and three months ended September 30, 2006 and 2005 (in thousands).

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Net Income	$87,342	$111,015	$28,579	$36,293
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale, net of tax	(43,595)	34,666	(8,629)	(26,379)
Change in unrealized gain on mortgage securities – available-for-sale due to repurchase of mortgage loans from securitization trusts	(5,015)	—	(5,015)	—
Impairment on mortgage securities - available-for-sale reclassified to earnings	13,249	10,066	6,796	8,328
Reclassification adjustment into income for derivatives used in cash flow hedges	(8)	109	250	—
Change in unrealized gain on derivative instruments used in cash flow hedges	(1,051)	—	(4,646)	—

Other comprehensive (loss) income	(36,420)	44,841	(11,244)	(18,051)

Total comprehensive income	$50,922	$155,856	$17,335	$18,242

Note 12. Discontinued Operations

By June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The Company has presented the operating results of NHMI as discontinued operations in the condensed consolidated statements of income for the nine and three months ended September 30, 2006 and 2005. The operating results of all discontinued operations are summarized as follows (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Interest income	$148	$403	$12	$205
Interest expense	(194)	(76)	2	(8)
Gains on sales of mortgage assets	1,490	1,322	298	1,138
Fee income	5,850	32,668	256	8,642
Other income	220	80	28	35
General and administrative expenses	(10,248)	(48,579)	(446)	(13,781)

(Loss) income before income tax (benefit) expense	(2,734)	(14,182)	150	(3,769)
Income tax (benefit) expense	(1,017)	(5,275)	56	(1,402)

(Loss) income from discontinued operations	$(1,717)	$(8,907)	$94	$(2,367)

As of September 30, 2006, the Company had $1.0 million in cash, $1.0 million in deferred income tax asset, net, $5.9 million in other assets and $667,000 in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets. As of December 31, 2005, the Company had $5.6 million in cash, $7.4 million in mortgage loans held-for-sale, $4.6 million in deferred income tax asset, net, $1.5 million in other assets, $7.4 million in short-term borrowings secured by mortgage loans and $5.2 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the condensed consolidated balance sheets.

Note 13. Segment Reporting

The Company reviews, manages and operates its business in three segments: mortgage portfolio management, mortgage lending and loan servicing. The Company’s branch operations segment was discontinued as of June 30, 2006, therefore the Company no longer considers it as a segment. The branch operations are now included as part of the mortgage lending segment and are presented as discontinued operations. The prior period results have been restated to reflect this change. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. Mortgage lending operations include the marketing, underwriting and funding of loan production as well as the results of NHMI, a wholly owned subsidiary of the Company, which has been presented as a discontinued operation. Loan servicing operations represent the income and costs to service the Company’s portfolio of loans. Following is a summary of the operating results of the Company’s segments for the nine and three months ended September 30, 2006 and 2005, as reclassified to reflect the change in segment structure and the results of the discontinued operations for the nine and three months ended September 30, 2006 and September 30, 2005 (dollars in thousands):

For the Nine Months Ended September 30, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$220,169	$121,062	$—	$—	$341,231
Interest expense	83,433	95,222	—	(11,098)	167,557

Net interest income before provision for credit losses	136,736	25,840	—	11,098	173,674
Provision for credit losses	(19,876)	—	—	—	(19,876)
Gains on sales of mortgage assets	528	72,000	—	(21,501)	51,027
Premiums for mortgage loan insurance	(4,401)	(4,894)	—	—	(9,295)
Fee income	2,287	4,439	19,336	(3,933)	22,129
Gains on derivative instruments	109	7,745	—	—	7,854
Impairment on mortgage securities – available- for-sale	(13,249)	—	—	—	(13,249)
Other income (expense), net	17,410	(4,054)	20,952	(7,165)	27,143
General and administrative expenses	(11,666)	(110,139)	(25,866)	—	(147,671)

Income (loss) from continuing operations before income tax expense	107,878	(9,063)	14,422	(21,501)	91,736
Income tax expense (benefit)	8,733	(3,494)	5,452	(8,014)	2,677

Income (loss) from continuing operations	99,145	(5,569)	8,970	(13,487)	89,059
Loss from discontinued operations, net of income tax	—	(1,717)	—	—	(1,717)

Net income (loss)	$99,145	$(7,286)	$8,970	$(13,487)	$87,342

For the Nine Months Ended September 30, 2005

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$143,186	$77,680	$—	$—	$220,866
Interest expense	15,770	51,713	—	(8,886)	58,597

Net interest income before provision for credit losses	127,416	25,967	—	8,886	162,269
Provision for credit losses	(1,050)	—	—	—	(1,050)
Gains on sales of mortgage assets	82	62,380	—	(2,000)	60,462
Premiums for mortgage loan insurance	(277)	(3,731)	—	—	(4,008)
Fee income	—	7,330	17,722	(207)	24,845
Gains on derivative instruments	511	12,764	—	—	13,275
Impairment on mortgage securities – available- for-sale	(10,066)	—	—	—	(10,066)
Other income (expense), net	15,886	(5,232)	12,192	(8,678)	14,168
General and administrative expenses	(11,929)	(103,552)	(25,185)	—	(140,666)

Income (loss) from continuing operations before income tax expense	120,573	(4,074)	4,729	(1,999)	119,229
Income tax (benefit) expense	—	(1,682)	1,725	(736)	(693)

Income (loss) from continuing operations	120,573	(2,392)	3,004	(1,263)	119,922
Loss from discontinued operations, net of income tax	—	(8,907)	—	—	(8,907)

Net income (loss)	$120,573	$(11,299)	$3,004	$(1,263)	$111,015

For the Three Months Ended September 30, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$87,772	$50,272	$—	$—	$138,044
Interest expense	41,973	38,711	—	(5,318)	75,366

Net interest income before provision for credit losses	45,799	11,561	—	5,318	62,678
Provision for credit losses	(10,286)	—	—	—	(10,286)
Gains on sales of mortgage assets	168	28,614	—	(1,073)	27,709
Premiums for mortgage loan insurance	(2,124)	(1,021)	—	—	(3,145)
Fee income	2,051	1,356	6,789	(2,525)	7,671
Loss on derivative instruments	—	(6,877)	—	—	(6,877)
Impairment on mortgage securities – available- for-sale	(6,796)	—	—	—	(6,796)
Other income (expense), net	5,540	(2,298)	7,947	(2,793)	8,396
General and administrative expenses	(2,640)	(38,741)	(7,671)	—	(49,052)

Income (loss) from continuing operations before income tax expense (benefit)	31,712	(7,406)	7,065	(1,073)	30,298
Income tax expense (benefit)	2,362	(2,878)	2,746	(417)	1,813

Income (loss) from continuing operations	29,350	(4,528)	4,319	(656)	28,485
Income from discontinued operations, net of income tax	—	94	—	—	94

Net income (loss)	$29,350	$(4,434)	$4,319	$(656)	$28,579

For the Three Months Ended September 30, 2005

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$51,709	$36,169	$—	$—	$87,878
Interest expense	4,565	25,439	—	(4,968)	25,036

Net interest income before provision for credit losses	47,144	10,730	—	4,968	62,842
Provision for credit losses	(331)	—	—	—	(331)
(Losses) gains on sales of mortgage assets	(209)	10,204	—	(304)	9,691
Premiums for mortgage loan insurance	(83)	(1,943)	—	—	(2,026)
Fee income	—	2,640	4,869	(61)	7,448
(Losses) gains on derivative instruments	(12)	6,534	—	—	6,522
Impairment on mortgage securities – available- for-sale	(8,328)	—	—	—	(8,328)
Other income (expense), net	8,202	(3,631)	5,879	(4,907)	5,543
General and administrative expenses	(4,174)	(31,704)	(8,531)	—	(44,409)

Income (loss) from continuing operations before income tax expense (benefit)	42,209	(7,170)	2,217	(304)	36,952
Income tax (benefit) expense	—	(2,390)	791	(109)	(1,708)

Income (loss) from continuing operations	42,209	(4,780)	1,426	(195)	38,660
Loss from discontinued operations, net of income tax	—	(2,367)	—	—	(2,367)

Net income (loss)	$42,209	$(7,147)	$1,426	$(195)	$36,293

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the nine and three months ended September 30, 2006 and 2005 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Amounts paid to (received from) mortgage portfolio management from (to) mortgage lending:
Interest income on intercompany debt	$11,098	$8,861	$5,318	$4,968
Guaranty, commitment, loan sale and securitization fees	3,639	7,103	1,422	2,820
Interest income on warehouse borrowings	—	25	—	—
Gains on sales of mortgage securities – available-for-sale retained in securitizations	(1,875)	(2,000)	(1,160)	(304)
(Gains) losses on sales of mortgage loans	(19,626)	—	87	—

Amounts paid to (received from) mortgage portfolio management from (to) loan servicing:
Loan servicing fees	$(3,900)	$(207)	$(2,503)	$(61)

Amounts paid to (received from) mortgage lending from (to) loan servicing:
Loan servicing fees	$(33)	$—	$(22)	$—

Note 14. Earnings Per Share

The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$89,059	$119,922	$28,485	$38,660
Dividends on preferred shares	(6,653)	(4,989)	(3,327)	(1,663)

Income from continuing operations available to common shareholders	82,406	114,933	25,158	36,997
(Loss) income from discontinued operations, net of income tax	(1,717)	(8,907)	94	(2,367)

Net income available to common shareholders	$80,689	$106,026	$25,252	$34,630

Denominator:
Weighted average common shares outstanding – basic	33,303	29,121	34,427	30,617

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	33,303	29,121	34,427	30,617
Stock options	235	339	243	336
Restricted stock	21	8	24	9

Weighted average common shares outstanding – dilutive	33,559	29,468	34,694	30,962

Basic earnings per share:
Income from continuing operations	$2.67	$4.12	$0.83	$1.26
Dividends on preferred shares	(0.20)	(0.17)	(0.10)	(0.05)

Income from continuing operations available to common shareholders	2.47	3.95	0.73	1.21
(Loss) income from discontinued operations, net of income tax	(0.05)	(0.31)	—	(0.08)

Net income available to common shareholders	$2.42	$3.64	$0.73	$1.13

Diluted earnings per share:
Income from continuing operations	$2.65	$4.07	$0.83	$1.25
Dividends on preferred shares	(0.20)	(0.17)	(0.10)	(0.05)

Income from continuing operations available to common shareholders	2.45	3.90	0.73	1.20
(Loss) income from discontinued operations, net of income tax	(0.05)	(0.30)	—	(0.08)

Net income available to common shareholders	$2.40	$3.60	$0.73	$1.12

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Number of stock options and restricted stock (in thousands)	239	79	268	92
Weighted average exercise price	$35.28	$40.45	$35.00	$40.61

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

Effective January 1, 2006, the Company adopted provisions of SFAS No. 123(R). The Company selected the modified prospective method of adoption. The Company recorded stock-based compensation expense of $2.0 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. The cost is expected to be amortized over a weighted average period of 3.50 years.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options generally vest equally over four years and expire ten years after the date of grant. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0.6 million and $2.7 million, respectively. The total fair value of options vested during the nine months ended September 30, 2006 and 2005 was $1.5 million and $0.4 million, respectively.

The following table summarizes stock option activity for the nine months ended September 30, 2006 and 2005, respectively:

	2006			2005
Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	401,168	$18.39		433,600	$10.16
Granted	162,040	31.74		99,128	41.07
Exercised	(29,500)	9.41		(82,500)	4.43
Forfeited	(6,480)	20.86		(19,310)	19.02

Outstanding at the end of period	527,228	$22.96	$3,283,307	430,918	$17.97	$6,472,143

Exercisable at the end of period	265,679	$16.24	$3,441,738	169,350	$12.39	$3,487,972

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

For options which vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options as a result of DERs associated with the option. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. Certain of the options exercised during the nine months ended September 30, 2006 and 2005 had DERs payable in additional shares of stock attached to them when issued. As a result of these exercises, an additional 12,479 and 8,187 shares of common stock were issued during the nine months ended September 30, 2006 and 2005, respectively.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The following table presents information on stock options outstanding as of September 30, 2006.

	Outstanding			Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$1.53 – $7.16	83,500	5.12	$5.63	83,500	$5.63
$7.91 - $12.97	160,350	6.22	11.89	109,350	11.74
$22.66 - $33.59	172,040	9.23	30.67	18,750	27.03
$35.53 - $42.13	111,338	8.91	40.00	54,079	37.97

	527,228	7.60	$22.96	265,679	$16.24

The following table summarizes the weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005, respectively, determined using the Black-Scholes option pricing model and the assumptions used in their determination. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock.

	2006	2005
Weighted average:
Fair value, at date of grant	$12.48	$12.59
Expected life in years	5	5
Annual risk-free interest rate	4.7%	4.1%
Volatility	37.5%	42.8%
Dividend yield	0.0%	3.7%

The Company granted and issued shares of restricted stock during the nine months ended September 30, 2006 and 2005. The 2006 restricted stock awards vest at the end of 5 years while the 2005 restricted stock awards vest at the end of 10 years.

During the first nine months of 2005, the Company also granted restricted shares to employees and officers under Performance Contingent Deferred Stock Award Agreements. Under the agreements, the Company will issue shares of restricted stock if certain performance targets are achieved by the Company within a three-year period. The shares vest equally over two years upon issuance. No shares were issued under these agreements during the first nine months of 2006 or 2005. The total number of shares which can be issued in the future under these agreements is 20,655 as of September 30, 2006.

In November 2004, the Company entered into a Performance Contingent Deferred Stock Award Agreement with an executive of the Company. Under the agreement, the Company will issue shares of restricted stock if certain performance targets based on wholesale nonconforming origination volume are achieved by the Company within a five-year period. The shares vest equally over four years upon issuance. No shares were issued related to this agreement in 2005 or 2006 and the total number of shares that can be issued in the future is 100,000 as of September 30, 2006.

The following table summarizes restricted stock activity for the first nine months of 2006 and 2005, respectively:

	2006 Shares	2005 Shares
Outstanding at the beginning of year	169,969	140,300
Granted	62,182	53,565
Vested	(9,714)	(17,591)
Forfeited	(1,560)	(5,440)

Outstanding at the end of period	220,877	170,834

Note 16. Subsequent Events

The Company sold 542,000 shares of common stock in a registered controlled equity offering in October of 2006. Net proceeds of $15.7 million were raised under these sales.

The servicing agreements the Company executes for loans it has securitized include a “clean up” call option which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. In October of 2006, the Company exercised the “clean up” call option on NMFT Series 2002-1and repurchased loans with a remaining principal balance of $46.3 million from these trusts for $46.3 million in cash. The trusts distributed the $46.3 million to retire the bonds held by third parties. Along with the cash paid to the trusts, the cost basis of the NMFT Series 2002-1 mortgage security, $2.5 million, became part of the cost basis of the repurchased mortgage loans.

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

Table 1 — Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Net income available to common shareholders	$80,689	$106,026	$25,252	$34,630
Net income available to common shareholders, per diluted share	$2.40	$3.60	$0.73	$1.12
Estimated taxable net income available to common shareholders (A)	$154,450	$219,689	$59,130	$62,105
Estimated taxable net income available to common shareholders, per share (A)	$4.25	$7.14	$1.63	$2.02
Cash dividends declared per common share	$5.60	$4.20	$2.80	$1.40
Nonconforming originations and purchases (B)	$7,587,290	$7,084,799	$2,935,879	$2,779,316
Weighted average coupon of nonconforming originations and purchases (B)	8.74%	7.58%	8.93%	7.50%
Nonconforming loans securitized	$4,265,688	$5,889,460	$2,174,900	$2,140,171
Nonconforming loans sold to third parties	$1,486,832	$717,262	$693,776	$490,067
Gains on sales of mortgage assets	$51,027	$60,462	$27,709	$9,691
Net interest yield on assets (C)	1.25%	1.63%	1.12%	1.81%
Net yield on mortgage securities (D)	27.97%	30.57%	24.39%	34.28%
Weighted average whole loan price used in the initial valuation of residual interests	102.07	102.22	102.20	101.66
Costs of wholesale production, as a percent of principal (E)	1.90%	2.43%	1.79%	2.18%

(A)	The common shares outstanding at the end of each period presented are used in calculating the taxable income per common share.
(B)	Does not include bulk purchased MTA loans during the period.
(C)	This metric is defined in Table 3.
(D)	This metric is defined in Table 2.
(E)	This metric is defined in Table 9.

Nine Months Ended September 30, 2006 as Compared to the Nine Months Ended September 30, 2005

Net income available to common shareholders declined by approximately $25.3 million during the nine months ended September 30, 2006 as compared to the same period of 2005. The following factors contributed to the decline:

•	Shift in securitization strategies to add qualified assets to our balance sheet to insure our status as a real estate investment trust (“REIT”). This decision ultimately resulted in a decrease in securitization sales transaction volume from $5.9 billion for the nine months ended September 30, 2005 to $4.3 billion for the same period of 2006. During the second quarter of 2006, we structured the NHES Series 2006-1 securitization as well as the NHES 2006-MTA1 securitization as financing transactions instead of our typical sales transactions. As a result of the decline in the volume of loans securitized in sales transactions, our gains on sales of mortgage assets declined to $51.0 million during the nine months ended September 30, 2006 from $60.5 million during the same period of 2005.

•	The decline in interest income due to our mortgage securities – available-for-sale portfolio decreasing to $428.8 million as of September 30, 2006 from $541.9 million as of September 30, 2005 as well as the net yield on the portfolio decreasing by 2.6% from 2005. The decrease in our mortgage securities – available-for-sale portfolio is primarily related to the execution of two securitizations structured as financings as well as expected erosion of the portfolio due to tightening margins and normal paydowns. The net yield on our mortgage securities decreased during 2006 due to the addition of lower-yielding mortgage securities to our portfolio. The mortgage securities – available-for-sale (residual interests) we retained from our most recent securitizations are accreting income at lower yields than many of our older securities due to margin compression. We also began retaining and purchasing certain subordinated mortgage securities from securitizations at the end of 2005 with the intent to finance these assets in the collateralized debt obligation (“CDO”) market. These securities have been classified as trading and aggregated $270.9 million as of September 30, 2006. The yields on our trading securities are generally lower than the yields on our mortgage securities – available-for-sale. Our portfolio management focus continues to be on managing a portfolio to deliver attractive risk-adjusted returns. Assuming all other factors unchanged, because of industry margin compression, the net yield on our mortgage securities portfolio should generally decrease as our older higher-yielding securities pay down and we add new lower-yielding securities.

•	The increase in the provision for credit losses for the nine months ended September 30, 2006 from the same period in 2005. We increased our provision for credit losses by approximately $18.8 million for the nine months ended September 30, 2006 from the same period in 2005 due to $2.7 billion of securitizations structured as financing transactions we executed in 2006. Our provision for credit losses significantly offset the positive impact to interest income yielded by these transactions.

•	Higher expected credit losses due to housing appreciation concerns contributed to impairments increasing by $3.2 million in 2006 from 2005. As can be seen by our increase in credit loss assumptions as well as our high provision for credit losses, we are beginning to see the effects of a cooling housing market on mortgage credit quality.

•	The rise in short-term interest rates in 2006 was much less than 2005. This resulted in a $5.4 million decrease in the gains we recognized on derivative instruments which did not qualify for hedge accounting during the nine months ended September 30, 2006 compared to the same period of 2005.

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

Net income available to common shareholders declined by approximately $9.4 million during the three months ended September 30, 2006 as compared to the same period of 2005. The following factors contributed to the decline:

•	The increase in the provision for credit losses for the three months ended September 30, 2006 from the same period in 2005. We increased our provision for credit losses by approximately $10.0 million for the three months ended September 30, 2006 from the same period in 2005 due to $2.7 billion of securitizations structured as financing transactions we executed in 2006. Our provision for credit losses significantly offset the positive impact to interest income yielded by these transactions.

•	The rise in short-term interest rates in 2006 was much less than 2005. This resulted in a $13.4 million decrease in the gains we recognized on derivative instruments which did not qualify for hedge accounting during the three months ended September 30, 2006 compared to the same period of 2005.

Dividends

On September 11, 2006, the Board of Directors of NovaStar announced the declaration of remaining common and preferred dividends for 2006:

•	a common stock dividend of $1.40 per share, payable November 30, 2006, to shareholders of record as of November 20, 2006

•	a common stock dividend of $1.40 per share, payable December 29, 2006, to shareholders of record as of December 19, 2006

•	a quarterly dividend of $.55625 per share on our 8.90% Class C Cumulative Redeemable Preferred Stock, payable January 2, 2007, to holders of record as of December 5, 2006

We anticipate these common dividends will result in a distribution of 100% distribution of our 2005 taxable income. The payment of the common dividend in December represents an acceleration of the fourth quarter payment. Historically, this dividend has been declared in December and paid in January.

Our fourth quarter 2006 preferred dividend is payable in January of 2007, and would typically reduce income available to common shareholders in the fourth quarter. Because we declared this dividend in the third quarter, it is reflected in our third quarter results and reduces income available to common shareholders for the third quarter by $1.7 million, or approximately $0.05 per diluted share. Also, it should be noted that in the fourth quarter we do not anticipate a reduction to net income available to common shareholders for preferred dividends.

The early declaration of our common dividend had a similar effect on ending shareholders’ equity in the third quarter. In the normal course of business, we accrue for our anticipated quarterly common dividend distribution. As such, our ending book value reflects our financial position as if the corresponding quarterly dividend had been declared in the quarter. However, given the early declaration of our fourth quarter 2006 common dividend, ending shareholders’ equity for the third quarter includes a reduction of $50.8 million for our estimated fourth quarter dividend distribution.

Industry Overview and Known Material Trends

Described below are some of the marketplace conditions and known material trends that may impact our future results of operations.

As we move into the fourth quarter of 2006, we believe the nonconforming mortgage market continues to offer a mix of opportunities and challenges. The following trends have become evident in the business environment in which we operate and could have a significant impact on our financial condition, results of operations and cash flows:

•	Various industry publications predict that growth in the nonconforming origination market will be relatively flat for the remainder of 2006 and beginning of 2007 with some publications predicting a decline. Our ability to increase the size of our securitized mortgage loan portfolio, which drives our mortgage securities portfolio, at growth rates experienced in recent years, could be impaired under these tighter conditions. We continue to pursue opportunities to increase our market share in the nonconforming market, including through development of new business or acquisitions of existing businesses. To the extent that we acquire an existing business we may be required to incur additional debt or sell additional equity securities, which could be dilutive to our shareholders.

•	Mortgage banking profit margins have lowered as a result of interest rates rising faster than the coupons on newly originated mortgage loans. The spread between funding costs and loan coupons has narrowed by more than 200 basis points since 2004. Some relief was evident in the first half of 2006 as the industry began to raise coupons on new originations, and we began to see more attractive whole loan prices. However, margins could continue to tighten if short-term interest rates increase and competitive pressures hold coupons on mortgage loans flat. If we sell our mortgage loans either in whole pools to third parties or in securitizations, we could continue to experience depressed gains and even losses on sales of mortgage loans. Additionally, the mortgage securities we are currently adding to our portfolio are yielding lower returns than our older securities as a result of these compressed margins. Increasing the size of our portfolio is one of our top priorities but not at the expense of long-term risk-adjusted returns or risk management.

•	Rising home prices have begun to cool along with housing growth rates after a multiyear boom. Increasing prices have been fueling the volume of home refinancing, as well as, reducing the risk of existing mortgage loans by improving loan-to-value ratios. For the remainder of 2006, many economists are expecting slower home-price growth, perhaps even declines in some markets which had experienced substantial growth. This could have a significant impact on origination growth in our mortgage lending segment, as well as, prepayment speed and credit loss assumptions on the mortgage securities held by our mortgage portfolio management segment.

While we continue to believe our best economic execution is realized from structuring a securitization as a sale for both GAAP and tax purposes, the current economic environment has made it necessary to add additional qualified assets to our REIT balance sheet. To provide qualifying income and assets to the REIT for purposes of these tests, we structured our NHES Series 2006-1 and NHES 2006-MTA1 securitizations as financing transactions at the REIT level instead of our typical sales transactions at the taxable REIT subsidiary level. The mortgage loans securitized under this structure came from our normal origination and purchase channels as well as from our MTA bulk loan purchases of approximately $1.0 billion which occurred in the first quarter of 2006. The MTA bulk loan purchase was, and future whole pool purchases could be, much larger in size as compared to our typical correspondent purchases. We would also expect these purchases to be eligible for financing through our warehouse repurchase agreements until they are securitized. See “Financial Condition – Short-term Borrowings” as well as “Liquidity and Capital Resources” for discussion of our financing facilities and other liquidity sources.

We generally expect to execute most of our future securitizations as sales transactions but we may continue to execute financing transactions from time to time depending on future economic as well as general business conditions.

In a securitization structured as a financing, no gain is recognized at the time of securitization, the mortgage loans remain on the balance sheet and the asset-backed bonds issued to third parties are recorded as debt on the balance sheet. These are clearly much different accounting dynamics than our historical securitizations structured as sales. In a sale, a gain is recognized at the time of securitization, the mortgage loans are removed from the balance sheet and new mortgage securities (retained interests) are recorded. Net income for any quarter in which we structure a securitization as a financing generally will be significantly lower than if the securitization were structured as a sale because there is no gain recognition associated with a financing. This initial difference in net income will reverse itself over the remaining life of the securitization resulting in no significant difference in net income recognized under either structure over the life of the securitization.

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

During late 2005 and the first three quarters of 2006 we have retained various subordinate investment-grade securities from our securitization transactions that were previously held in the form of overcollateralization bonds. We have also purchased subordinated securities from other asset-backed securities (“ABS”) issuers. We will continue to retain, acquire and aggregate various types of ABS as well as synthetic assets with the intention of securing non-recourse term financing through securitizations while retaining the risk of the underlying securities by investing in the equity and subordinated debt pieces of the collateralized debt obligation (“CDO”). CDO equity securities bear the first-loss and second-loss credit risk with respect to the securities owned by the securitization entity. Our goal is to leverage our extensive portfolio management experience for shareholders by purchasing securities that are higher in the capital structure than our residual securities and executing CDOs for long-term non-recourse financing, thereby generating good risk-adjusted returns for shareholders. We anticipate executing our first CDO in the late 2006 to early 2007 timeframe depending on market conditions and we have not yet determined how these transactions will be structured for GAAP and tax purposes.

During the third quarter of 2006 our primary loan origination unit, NovaStar Mortgage Inc. entered into an agreement to acquire up to 21 retail mortgage lending locations and certain other assets of Oak Street Mortgage LLC. NMI will create a new retail division and expand its retail mortgage lending business beyond the current focus on customer retention programs. The transaction is expected to close late in the fourth quarter of 2006. We expect this expansion into the retail market to enable us to substantially increase our loan production. While Oak Street’s retail channel is already an efficient loan origination operation, the elimination of duplicate overhead should further reduce our cost of production.

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

The long-term mortgage loan portfolio on our balance sheet consists of mortgage loans classified as held-in-portfolio resulting from securitization transactions treated as financings from 1998 (NHES Series 1998-1 and NHES Series 1998-2) as well as two securitizations completed in the second and third quarters of 2006 (NHES Series 2006-1 and NHES Series 2006-MTA1). We have financed our investment in these loans by issuing ABB.

Our mortgage portfolio management operations generate earnings primarily from the return on our mortgage securities and mortgage loan portfolio.

A significant risk relating to our mortgage portfolio management segment is interest rate risk - the risk that interest rates on the mortgage loans which underly our mortgage securities will not adjust at the same times or in the same amounts that interest rates on the liabilities adjust. Most of the loans in our portfolio have fixed rates of interest for a period of time ranging from 2 to 30 years. Our funding costs generally adjust monthly off the one-month LIBOR rate. We use derivative instruments to mitigate the risk of our cost of funding increasing at a faster rate than the interest on the loans (both those on the balance sheet and those that serve as collateral for mortgage securities).

In 2002, we began transferring interest rate agreements at the time of securitization into the securitization trusts to protect the third-party bondholders from interest rate risk and to decrease the volatility of future cash flows related to the securitized mortgage loans. We enter into these interest rate agreements as we originate and purchase mortgage loans in our mortgage lending segment. See “Mortgage Lending” for discussion of the impact of these interest rate agreements on our operating results. At the time of securitization, the interest rate agreements are transferred to the securitization trust and removed from our balance sheet. The trust assumes the obligation to make payments and obtains the right to receive payments under these agreements. Generally, net settlement obligations paid by the trust for these interest rate agreements reduce the excess interest cash flows to our residual securities. Net settlement receipts from these interest rate agreements are either used to: cover any interest shortfalls on the third-party primary bonds or are used to provide credit enhancement. Any remaining funds then flow to our residual securities.

We execute securitizations of mortgage loans intended to be treated as both sales and financings per the accounting rules. Prior to 1999 our securitizations were treated as financing transactions. From 1999 through 2005 each of the loan securitization transactions we executed was treated as a sale for accounting purposes. During the second and third quarters of 2006 we executed two securitizations treated as financings and four securitizations treated as a sale of loans. In the future we may execute securitization transactions of mortgage loans intended to be treated as either sales or financings for accounting purposes.

In securitizations treated as financings the mortgage loans and debt related to these securitizations are presented on our consolidated balance sheets and retained interests are not created. We record interest income and a provision for credit losses on the mortgage loans, interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain on sale upon closing of the securitization.

In securitizations treated as sales the loans and related bond liability are not recorded in our consolidated financial statements. A gain on sale is recorded to the income statement upon closing of the securitization. In addition, we record the value of the residual and subordinated securities and servicing rights we retain on our balance sheet.

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

Our mortgage lending operations generate earnings primarily from securitizing and selling loans for a premium. We also earn revenue from fees from loan originations and interest income on mortgage loans held-for-sale. The timing, size and structure of our securitization transactions have a significant impact on the gain on sale recognized and ultimately the profitability of this operation. In addition the market prices for whole loans and short-term interest rates have a significant impact on this operation’s profitability.

Our wholly-owned subsidiary, NMI, originates and purchases primarily nonconforming, single-family residential mortgage loans. Our mortgage lending operation continues to innovate in loan origination. We adhere to three disciplines which underly our lending decisions:

•	Originating loans that perform in line with expectations,

•	Maintaining economically sound pricing (profitable coupons), and

•	Controlling costs of origination.

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

In order for us to determine proper accounting treatment for each securitization or resecuritization, we evaluate whether or not we have retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS No. 140. All terms of these transactions are evaluated against the conditions set forth in this statement. Some of the questions that must be considered include:

•	Have the transferred assets been isolated from the transferor?

•	Does the transferee have the right to pledge or exchange the transferred assets?

•	Is there a “call” agreement that requires the transferor to return specific assets?

•	Is there an agreement that both obligates and entitles the transferee to return the transferred assets prior to maturity?

•	Have any derivative instruments been transferred?

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

We use two methodologies for determining the initial value of our residual securities 1) the whole loan price methodology and 2) the discount rate methodology. We believe the best estimate of the initial value of the residual securities we retain in our securitizations accounted for as a sale is derived from the market value of the pooled loans. As such, we generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, we adjust the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

When significant open market pricing information is not readily available to us, we use the discount rate methodology. Under this method, we first analyze market discount rates for similar assets. After establishing the market discount rate, the projected cash flows are discounted back to ascertain the initial value of the residual securities. We then ascertain whether the resulting initial value is commensurate with current market conditions.

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

The weighted average net whole loan market price used in the initial valuation of our retained securities was 102.07 and 102.20 for the nine and three months ended September 30, 2006, respectively, compared to 102.22 and 101.66 for the same periods of 2005. The weighted average initial implied discount rate for the nine and three months ended September 30, 2006 was 15% as compared to 14% and 15% for the same periods of 2005, respectively. If the whole loan market price used in the initial valuation of our residual securities for the nine and three months ended September 30, 2006 had been increased or decreased by 50 basis points, the initial value of our residual securities and the gain we recognized would have increased or decreased by $21.3 million and $10.9 million, respectively.

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

The residual securities we retain in securitization transactions structured as sales primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

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

As previously described, our mortgage securities available-for-sale and trading represent retained beneficial interests in certain components of the cash flows of the underlying mortgage loans to securitization trusts. Income recognition for our mortgage securities – available-for-sale and trading is based on the effective yield method. Under the effective yield method, as payments are received, they are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions about credit losses, borrower prepayments and interest rates are updated. The assumptions are established using internally developed models. We prepare analyses of the yield for each security using a range of these assumptions. The accretable yield used in recording interest income is generally set within a range of assumptions. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

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

Housing prices have enjoyed substantial appreciation in recent years, which has resulted in increasing prepayment rates. The market discount rates we are using to initially value our residual securities have declined from 2005. As of September 30, 2006, the weighted average discount rate used in valuing our residual securities was 16% as compared to 18% as of September 30, 2005. The weighted-average constant prepayment rate used in valuing our residual securities as of September 30, 2006 was 48% versus 45% as of September 30, 2005. If the discount rate used in valuing our residual securities as of September 30, 2006 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by $18.6 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by $20.2 million.

Mortgage Loans. Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. Mortgage loan origination fees and direct costs on mortgage loans held-for-sale are deferred until the related loans are sold. Premiums paid to acquire mortgage loans held-for-sale are also deferred until the related loans are sold. Mortgage loans held-in-portfolio are recorded at their cost, adjusted for the amortization of net deferred costs and for credit losses inherent in the portfolio. Mortgage loan origination fees and associated direct costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. Premiums paid to acquire mortgage loans held-in-portfolio are also deferred and recognized over the life of the loan as an adjustment to yield using the level yield method.

Allowance for Credit Losses. An allowance for credit losses is maintained for mortgage loans held-in-portfolio. The allowance for credit losses on mortgage loans held-in-portfolio, and therefore the related adjustment to income, is based on the assessment by management of probable losses incurred based on various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management regarding key economic indicators are highly uncertain and involve a great deal of judgment.

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

Our estimate of expected losses could increase if our actual loss experience is different than originally estimated. In addition our estimate of expected losses could increase if economic factors change the value we could reasonably expect to obtain from the sale of the property. If actual losses increase or if values reasonably expected to be obtained from property sales decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

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

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at allocated cost based upon the relative fair values of the transferred loans, derivative instruments and the servicing rights. MSRs are amortized in proportion to and over the projected net servicing revenues. Periodically, we evaluate the carrying value of originated MSRs based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSRs we stratify the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The mortgage loans underlying the MSRs are pools of homogeneous, nonconforming residential loans.

The fair value of MSRs is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the greatest impact on the fair value of MSRs. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs. As interest rates rise, prepayments typically slow down, which generally results in an increase in the fair value of MSRs. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSRs is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Impact of Recently Issued Accounting Pronouncements

At September 30, 2006, we had one stock-based employee compensation plan, which is described more fully in Note 15. From January 1, 2004 through December 31, 2005, we accounted for the plan under the recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payments”, using the modified-prospective-transition method. Because we were applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the condensed consolidated financial statements.

Prior to adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Additionally, the write-off of deferred tax assets relating to the excess of recognized compensation cost over the tax deduction resulting from the award will continue to be reflected within operating cash flows. Any excess tax benefits we recorded during the nine and three months ended September 30, 2006 are considered to have no material impact on the condensed consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years after December 15, 2006. We are currently evaluating the potential impact of this interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are still evaluating the impact the adoption of this statement will have on its condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. We are still evaluating the impact the adoption of this statement will have on our condensed consolidated financial statements.

Results of Operations – Consolidated Earnings Comparisons

Nine Months Ended September 30, 2006 as Compared to the Nine Months Ended September 30, 2005

During the nine months ended September 30, 2006 we earned net income available to common shareholders of $80.7 million, or $2.40 per diluted share compared with $106.0 million or $3.60 per diluted share for the same period in 2005.

As discussed under “Executive Overview of Performance,” net income available to common shareholders decreased during the nine months ended September 30, 2006 as compared to the same period in 2005 due primarily to:

•	A $1.6 billion decrease in loans securitized as sales transactions from 2005 which resulted in a decline in gains on sales of mortgage assets of $9.4 million.

•	Increase in provision for credit losses of $18.8 million due to the securitization of $2.7 billion of mortgage loans during the second and third quarters of 2006 structured as financings. An allowance for loan losses was recorded for estimated probable losses within the mortgage loans.

•	Decrease in gains on derivative instruments of $5.4 million. This is primarily driven by the movement in 2-year swap rates during these periods.

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

During the three months ended September 30, 2006, we earned net income available to common shareholders of $25.3 million, or $0.73 per diluted share, compared with net income of $34.6 million, or $1.12 per diluted share for the same period of 2005.

As discussed under “Executive Overview of Performance,” net income available to common shareholders decreased during the three months ended September 30, 2006 as compared to the same period in 2005 due primarily to:

•	Increase in provision for credit losses of $10.0 million due to the securitization of $2.7 billion of mortgage loans during the second and third quarters of 2006 structured as financings. An allowance for loan losses was recorded for estimated probable losses within the mortgage loans.

•	Decrease in gains (losses) on derivative instruments of $13.4 million. This is primarily a reflection of the movement in 2-year swap rates in these periods.

Net Interest Income. We earn interest income primarily on our mortgage assets which include mortgage securities available-for-sale, mortgage securities trading, mortgage loans held-in-portfolio and mortgage loans held-for-sale. Interest expense consists primarily of interest paid on borrowings on mortgage assets, which includes warehouse repurchase agreements and asset backed bonds.

Our net interest income decreased to $153.8 million for the nine months ended September 30, 2006 from $161.2 million from the same period of 2005. For the three months ended September 30, 2006 our net interest income decreased to $52.4 million from $62.5 million for the same period of 2005. While our interest income increased in 2006 due to higher average mortgage loan balances, this increase was offset by an increase in our interest expense as a result of higher average outstanding debt balances as well as increases in the cost of this financing, due to increasing short-term interest rates. In addition, the significant increase in our allowance for loan losses due the two securitizations structured as financings in 2006 also reduced our net interest income for the nine and three months ended September 30, 2006 from the same periods of 2005.

Our average security yield decreased to 30.65% and 27.83% for the nine and three months ended September 30, 2006, respectively, from 34.06% and 37.34% for the same periods of 2005. The decrease in our average security yield is primarily a result of margin compression as well as our purchase of lower-yielding subordinated securities from third parties.

Table 2 is a summary of the interest income and expense related to our mortgage securities and the related yields as a percentage of the fair market value of these securities for the nine and three months ended September 30, 2006 and September 30, 2005.

Table 2 — Mortgage Securities Interest Analysis

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Average fair market value of mortgage securities	$547,549	$546,653	$602,020	$542,230
Average borrowings	227,826	302,987	318,436	242,406
Interest income – mortgage securities	125,875	139,655	41,887	50,619
Interest expense – short term borrowings secured by mortgage securities	7,411	1,649	4,609	92
Interest expense – asset backed bonds secured by mortgage securities	3,598	12,682	575	4,059

Net interest income – mortgage securities	$114,866	$125,324	$36,703	$46,468

Yields:
Interest income	30.65%	34.06%	27.83%	37.34%
Interest expense	6.44%	6.30%	6.51%	6.85%

Net interest spread	24.21%	27.76%	21.32%	30.49%

Net Yield	27.97%	30.57%	24.39%	34.28%

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

Our portfolio net interest yield on assets was 1.25% and 1.12% for the nine and three months ended September 30, 2006 as compared to 1.63% and 1.81% for the same periods of 2005. The decrease in yield for the comparable nine and three-month periods can be attributed partly to recording a higher provision for credit losses in 2006 related to an increase of $2.3 billion in our mortgage loans held-in-portfolio as of September 30, 2006 compared to 2005. In addition, we earned less interest income on our mortgage securities – available-for-sale in 2006 compared to 2005 due to the addition of lower yielding mortgage securities to our portfolio.

We generally expect our net interest yield on portfolio assets to be in the range of 1% to 1.25% over the long-term. Table 3 shows the net interest yield on assets under management during the nine and three months ended September 30, 2006 and 2005.

Table 3 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities – Available-for- Sale	Mortgage Loans Held- in-Portfolio	Mortgage Loans Held-for- Sale	Total
For the Nine Months Ended: September 30, 2006
Interest income (A)	$107,913	$94,294	$121,062	$323,269
Interest expense:
Short-term borrowings (B)	3,226	18,120	78,929	100,275
Asset-backed bonds	3,598	54,305	—	57,903

Total interest expense (C)	6,824	72,425	78,929	158,178

Mortgage portfolio net interest income before other expense	101,089	21,869	42,133	165,091
Other (expense) income (D)	—	(24,277)	3,511	(20,766)

Mortgage portfolio net interest income (expense)	$101,089	$(2,408)	$45,644	$144,325

Average balance of the underlying loans	$11,919,248	$1,643,763	$1,774,290	$15,337,301
Net interest yield on assets	1.13%	(0.20)%	3.43%	1.25%

September 30, 2005
Interest income (A)	$139,655	$3,531	$77,680	$220,866
Interest expense:
Short-term borrowings (B)	1,649	—	40,781	42,430
Asset-backed bonds	12,682	1,439	—	14,121

Total interest expense (C)	14,331	1,439	40,781	56,551

Mortgage portfolio net interest income before other expense	125,324	2,092	36,899	164,315
Other income (expense) (D)	1,651	(1,063)	(2,843)	(2,255)

Mortgage portfolio net interest income	$126,975	$1,029	$34,056	$162,060

Average balance of the underlying loans	$11,870,121	$49,306	$1,333,200	$13,252,627
Net interest yield on assets	1.43%	2.78%	3.41%	1.63%

(A)	Does not include interest income from securities classified as trading and subordinated securities classified as available-for-sale.
(B)	Includes mortgage loan and securities repurchase agreements. Does not include interest expense on trading securities repurchase agreements.
(C)	Does not include interest expense related to the junior subordinated debentures and interest expense on other short-term borrowings.
(D)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

	Mortgage Securities – Available-for- Sale	Mortgage Loans Held- in-Portfolio	Mortgage Loans Held-for- Sale	Total
For the Three Months Ended: September 30, 2006
Interest income (A)	$31,404	$45,885	$50,272	$127,561
Interest expense:
Short-term borrowings (B)	1,924	156	31,092	33,172
Asset-backed bonds	575	36,633	—	37,208

Total interest expense (C)	2,499	36,789	31,092	70,380

Mortgage portfolio net interest income before other expense	28,905	9,096	19,180	57,181
Other (expense) income (D)	—	(12,409)	1,139	(11,270)

Mortgage portfolio net interest income (expense)	$28,905	$(3,313)	$20,319	$45,911

Average balance of the underlying loans	$12,022,890	$2,354,519	$1,961,402	$16,338,811
Net interest yield on assets	0.96%	(0.56)%	4.14%	1.12%

September 30, 2005
Interest income (A)	$50,619	$1,090	$36,169	$87,878
Interest expense:
Short-term borrowings (B)	92	—	19,471	19,563
Asset-backed bonds	4,059	414	—	4,473

Total interest expense (C)	4,151	414	19,471	24,036

Mortgage portfolio net interest income before other expense	46,468	676	16,698	63,842
Other expense (D)	—	(282)	(319)	(601)

Mortgage portfolio net interest income	$46,468	$394	$16,379	$63,241

Average balance of the underlying loans	$12,047,745	$43,928	$1,880,434	$13,972,107
Net interest yield on assets	1.54%	3.59%	3.48%	1.81%

(A)	Does not include interest income from securities classified as trading and subordinated securities classified as available-for-sale.
(B)	Primarily includes mortgage loan and securities repurchase agreements. Does not include interest expense on trading securities repurchase agreements.
(C)	Does not include interest expense related to the junior subordinated debentures.
(D)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Impact of Interest Rate Agreements. We have executed interest rate agreements designed to mitigate exposure to interest rate risk on our borrowings. Interest rate cap agreements require us to pay either a one-time “up front” premium or a monthly or quarterly premium, while allowing us to receive a rate that adjusts with LIBOR when rates rise above a certain agreed-upon rate. Interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR. These agreements are used to alter, in effect, the interest rates on funding costs to more closely match the yield on interest-earning assets. We received income of $1.5 million and $1.2 million related to net settlements of our interest rate agreements used in cash flow hedges for the nine and three months ended September 30, 2006, respectively, compared to incurring an expense of $0.2 million for the nine months ended September 30, 2005. We did not recognize any income or expense for the three months ended September 30, 2005 related to cash flow hedges. We received $8.4 million and $2.2 million related to net settlements of our interest rate agreements classified as non-cash flow hedges for the nine and three months ended September 30, 2006, respectively. Comparatively, we received $2.8 million and $1.8 million for the nine and three months ended September 30, 2005, respectively. Fluctuations in these expenses are solely dependent upon the movement in LIBOR as well as our average notional amount outstanding.

Provision for Credit Losses. During the nine and three months ended September 30, 2006 we recognized a provision for credit losses of $19.9 million and $10.3 million, respectively, compared with a provision for credit losses of $1.1 million and $0.3 million for the nine and three months ended September 30, 2005, respectively. The year over year increases are due to the transfer of $2.7 billion of mortgage loans from the held-for-sale classification to the held-in-portfolio classification during the first quarter of 2006 as a result of securitizing these loans in transactions structured as financings, which were completed during the third quarter of 2006. A provision for loan losses was recorded for estimated probable losses within the mortgage loans. Our allowance for credit losses will be impacted in the future by our securitization strategies as well as delinquency and loss rates in our portfolio of mortgage loans held-in-portfolio.

Gains on Sales of Mortgage Assets. The following table shows the changes and makeup of our gains on sales of mortgage assets for the nine and three months ended September 30, 2006 and September 30, 2005.

Table 4 — Gains on Sales of Mortgage Assets

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Gains on sales of mortgage loans transferred in securitizations	$45,579	$53,188	$26,051	$7,304
Gains on sales of mortgage loans to third parties – nonconforming	10,772	9,161	4,948	4,253
Gains on sales of mortgage loans to third parties – conforming	—	164	—	17
Losses on sales of real estate owned	(4,185)	(729)	(2,992)	(745)
Gains on sales of trading securities	351	—	—	—
Elimination of gains from discontinued operations	(1,490)	(1,322)	(298)	(1,138)

Gains on sales of mortgage assets	$51,027	$60,462	$27,709	$9,691

Gains on sales of mortgage assets were $51.0 million and $27.7 million for the nine and three months ended September 30, 2006, respectively, compared to $60.5 million and $9.7 million for the same periods of 2005, respectively. The decrease in gains recognized between the nine months ended September 30, 2006 and 2005 resulted primarily from the $1.6 billion decline in volume of loans securitized in transactions structured as sales. The increase in gains recognized between the three months ended September 30, 2006 and 2005 was primarily a result of an increase of whole loan prices in the secondary market during 2006. We use market based whole loan prices in the initial valuation of our retained interests at the time of securitization, which ultimately impacts our gain on sale.

The following table provides a summary of our mortgage securitizations treated as sales by quarter with the significant assumptions used at the time of securitization to value the residual securities we retained.

Table 5 — Mortgage Loans Transferred in Securitizations Structured as Sales

(dollars in thousands)

	Principal Amount	Whole Loan Price Used in the Initial Valuation of Retained Interests	Net Gain Recognized	Initial Cost Basis of Residual Securities	Weighted Average Assumptions Underlying Initial Value of Mortgage Securities –Available- for-Sale
					Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2006:

First quarter	$378,944	101.49	$1,203	$9,485	43%	15%	2.36%
Second quarter	1,711,844	102.03	18,325	49,905	44%	15%	2.53%
Third quarter	2,174,900	102.20	26,051	61,635	43%	15%	3.44%

Total	$4,265,688	102.07	$45,579	$121,025	43%	15%	2.98%

2005:

First quarter	$2,100,000	102.30	$18,136	$88,433	37%	15%	3.63%
Second quarter	1,649,289	102.86	27,748	57,784	39%	13%	2.10%
Third quarter	2,140,171	101.66	7,304	99,840	41%	15%	2.01%

Total	$5,889,460	102.22	$53,188	$246,057	39%	14%	2.61%

The following table summarizes our sales of nonconforming loans to third parties during the first three quarters of 2006 as compared to the same periods in 2005. This table shows the impact of the lower whole loan sales prices on the gains recognized. We will continue to sell loans to third parties which do not possess the economic characteristics which meet our long-term portfolio management objectives.

Table 6 — Mortgage Loan Sales to Third Parties – Nonconforming

(dollars in thousands)

	Principal Amount	Net Gain (Loss) Recognized	Weighted Average Price to Par of the Loans Sold
2006:
First Quarter	$358,991	$(173)	101.16%
Second Quarter	434,065	5,997	101.63%
Third Quarter	693,776	4,948	101.50%

Total	$1,486,832	$10,772	101.46%

2005
First Quarter	$—	$—	—
Second Quarter	227,195	4,908	103.07%
Third Quarter	490,067	4,253	102.14%

Total	$717,262	$9,161	102.44%

Gains (Losses) on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, we transfer certain of these derivative instruments into our securitization trusts when they are structured as sales to provide interest rate protection to the third-party bondholders. Prior to the date when we transfer these derivatives, changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. Fair value, at the date of securitization, of the derivative instruments transferred into securitizations structured as sales is included as part of the cost basis of the mortgage loans securitized. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. Any cash flows from these derivatives projected to flow to our residual securities are included in the valuation. The gains (losses) on derivative instruments can be summarized for the nine and three months ended September 30, 2006 and 2005 as follows:

Table 7—Gains (Losses) on Derivative Instruments

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30
	2006	2005	2006	2005
Increase (decrease) in fair value	$1,003	$12,050	$(8,894)	$5,763
Net settlements	8,404	2,802	2,160	1,755
Decrease in fair value of commitments to originate mortgage loans	(1,553)	(1,577)	(143)	(996)

Gains (losses) on derivative instruments	$7,854	$13,275	$(6,877)	$6,522

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the nine and three months ended September 30, 2006, we recorded an impairment loss of $13.2 million and $6.8 million, respectively, compared to $10.1 million and $8.3 during the same periods of 2005. The impairments were primarily a result of our expectations for credit losses increasing due to a housing price appreciation concerns. As can be seen by Table 8, the impairments on our residual securities for the first nine months of 2006 and 2005 primarily related to the residual securities that were retained within a year of the respective period. As we retain new residual securities during a period when short-term interest rate increases are greater than anticipated by the forward yield curve, we generally are more susceptible to impairments on our newer mortgage securities as they do not have sizable unrealized gains to help offset the decline in value. Also contributing to the impairment recognized on our NMFT Series 2005-4 mortgage security during the second quarter of 2006 was the transfer of the CT Bonds in the first quarter of 2006. See “Industry Overview and Known Material Trends” for further discussion. The following table summarizes the impairment on our mortgage securities – available-for-sale by mortgage security for the nine and three months ended September 30, 2006 and September 30, 2005.

Table 8 — Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Mortgage Securities – Available-for-Sale:
NMFT Series 1999-1	$—	$117	$—	$—
NMFT Series 2004-4	—	1,495	—	—
NMFT Series 2005-1	—	1,426	—	1,300
NMFT Series 2005-2	—	7,028	—	—
NMFT Series 2005-3	531	—	531	—
NMFT Series 2005-4	7,738	—	1,286	7,028
NMFT Series 2006-2	2,483	—	2,483	—
NMFT Series 2006-3	2,497	—	2,496	—

Impairment on mortgage securities – available-for-sale	$13,249	$10,066	$6,796	$8,328

Fee Income. Fee income primarily consists of service fee income. Service fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. These fees are approximately 0.50% of the outstanding balance of the loans being serviced. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees, processing fees and, for loans held-in-portfolio, prepayment penalties. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

Origination fees are received from borrowers at the time of loan closing is deferred until the related loans are sold or securitized in transactions structured as sales. For securitizations structured as financings this fee income is deferred and amortized into interest income over the life of the loans using a level yield method.

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

Servicing fees received from the securitization trusts were $44.5 million and $14.7 million for the nine and three months ended September 30, 2006, respectively, compared with $44.6 million and $15.0 million for the same periods of 2005. Amortization of mortgage servicing rights increased to $23.5 million and $8.0 million for the nine and three months ended September 30, 2006, respectively, from $19.7 million and $6.9 million for the same periods in 2005.

As a result of the factors discussed above, overall, fee income decreased to $22.1 million for the nine months ended September 30, 2006 from $24.8 million for the same period of 2005. Fee income increased to $7.7 million for the three months ended September 30, 2006 from $7.4 million for the same period of 2005.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $9.3 million and $3.1 million for the nine and three months ended September 30, 2006, respectively, compared to $4.0 million and $2.0 million for the same periods of 2005. The increase in premiums on mortgage loan insurance for the nine and three months ended September 30, 2006 as compared to the prior year is due to the increase in loans-held-in-portfolio as a result of structuring two securitizations as financings during the second quarter of 2006.

Some of the mortgage loans that serve as collateral for our mortgage securities – available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities – available-for-sale consider this risk. For the NMFT Series 2006-2, 2006-3, 2006-4, and 2006-5 securitizations, the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 56%, 54%, 64%, and 56% of total principal, respectively. As of September 30, 2006, 52% of the total principal of our securitized loans, excluding NHES 2006-MTA1, had mortgage insurance coverage compared to 51% as of September 30, 2005.

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

Other Income, net. Other income, net primarily consists of interest income on cash accounts and gains (losses) on trading securities. Other income, net increased to $27.1 million and $8.4 million for the nine and three months ended September 30, 2006, respectively, from $14.2 million and $5.5 million for the same periods of 2005. These comparative increases are primarily the result of higher interest rates we earned on our cash accounts due to the increase in short-term rates and higher average balances in these cash accounts due to increased loan origination volume. These cash balances primarily consist of servicing funds held as custodian.

General and Administrative Expenses. The main categories of our general and administrative expenses are compensation and benefits, loan expense, office administration and professional and outside services. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Loan expense primarily consists of expenses relating to the underwriting of mortgage loans that do not fund successfully and servicing costs. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. General and administrative expenses increased to $147.7 million and $49.1 million for the nine and three months ended September 30, 2006, respectively, from $140.7 and $44.1 million for the same periods of 2005. The increase is primarily related to increased commissions expenses due to higher origination volumes.

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

Table 9 — Wholesale Cost of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2006:
First quarter	1.86%	0.42%	2.28%
Second quarter	1.28%	0.50%	1.78%
Third quarter	1.23%	0.56%	1.79%
Year to Date	1.40%	0.50%	1.90%

2005:
First quarter	2.03%	0.72%	2.75%
Second quarter	1.73%	0.72%	2.46%
Third quarter	1.46%	0.72%	2.18%
Year to Date	1.71%	0.72%	2.43%

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

Table 10 – Reconciliation of Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands, except lending overhead as a percentage)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Mortgage lending general and administrative expenses (A)	$110,139	$103,552	$38,741	$31,704
Direct origination costs classified as a reduction in gain-on-sale	16,201	29,565	5,273	11,497
Other lending expenses (B)	(35,195)	(27,627)	(11,953)	(8,782)

Wholesale overhead costs	$91,145	$105,490	$32,061	$34,419

Wholesale production, principal (C)	$6,531,096	$6,173,552	$2,603,516	$2,365,296
Wholesale overhead, as a percentage	1.40%	1.71%	1.23%	1.46%

(A)	Mortgage lending and general and administrative expenses are presented in Note 13 to the condensed consolidated financial statements.
(B)	Consists of expenses related to our retail and correspondent origination channels as well as other non-wholesale overhead.
(C)	Includes loans originated through NovaStar Home Mortgage, Inc. and purchased by our wholesale division in NovaStar Mortgage, Inc. Only the costs borne by our wholesale division are included in the total cost of wholesale production.

Mortgage Loan Servicing. Servicing income, before amortization of mortgage servicing rights includes fee income and other income, which consists primarily of interest income earned on custodial bank accounts. The costs of servicing include the general and administrative expenses incurred by our servicing operation as well as allocated corporate expenses.

Our annualized servicing income per loan before tax per unit increased to $186 and $266 for the nine and three months ended September 30, 2006 from $64 and $91 for the same periods in 2005, respectively. These increases are due largely to higher interest income earned on funds held as custodian.

Table 11 — Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	For the Nine Months Ended September 30,
	2006		2005
	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$16,355,553		$14,094,048

Number of loans at period end (A)	106,049		97,954

Average unpaid principal during the period (A)	$15,477,714		$13,347,663

Average number of loans during the period (A)	103,055		95,855

Servicing income, before amortization of mortgage servicing rights	$63,756	$825	$49,579	$675
Costs of servicing	(25,866)	(335)	(25,185)	(343)

Net servicing income, before amortization of mortgage servicing rights	37,890	490	24,394	332
Amortization of mortgage servicing rights	(23,469)	(304)	(19,663)	(268)

Servicing income before income tax	$14,421	$186	$4,731	$64

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

	For the Three Months Ended September 30,
	2006		2005
	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$16,355,553		$14,094,048

Number of loans at period end (A)	106,049		97,954

Average unpaid principal during the period (A)	$16,342,294		$14,089,194

Average number of loans during the period (A)	106,433		99,652

Servicing income, before amortization of mortgage servicing rights	$22,783	$856	$17,675	$722
Costs of servicing	(7,671)	(288)	(8,531)	(348)

Net servicing income, before amortization of mortgage servicing rights	15,112	568	9,144	374
Amortization of mortgage servicing rights	(8,047)	(302)	(6,927)	(283)

Servicing income before income tax	$7,065	$266	$2,217	$91

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

Taxable Net Income

Below is a summary of the taxable net income available to common shareholders for the nine and three months ended September 30, 2006 and 2005.

Table 12 — Taxable Net Income

(dollars in thousands except per share)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006 Estimated	2005 Estimated	2006 Estimated	2005 Estimated
Income from continuing operations	$89,059	$119,922	$28,485	$38,660
Equity in net (income) loss of NFI Holding Corp	(17,437)	1,647	(4,236)	3,239
Consolidation eliminations between the REIT and TRS	16,305	2,000	4,543	304

REIT net income	87,927	123,569	28,792	42,203
Adjustments to net income to compute taxable income	73,176	101,109	33,665	21,565

Taxable income before preferred dividends	161,103	224,678	62,457	63,768
Preferred dividends	(6,653)	(4,989)	(3,327)	(1,663)
Taxable net income available to common shareholders	$154,450	$219,689	$59,130	$62,105

Taxable net income per common share (A)	$4.25	$7.14	$1.63	$2.02

(A)	The common shares outstanding as of the end of each period presented are used in calculating the taxable income per common share.

The primary difference between consolidated net income and taxable income is due to differences in the recognition of income on our portfolio of interest-only mortgage securities – available-for-sale. Generally, the accrual of interest on interest-only securities is accelerated for income tax purposes. This is the result of the current original issue discount rules as promulgated under Code Sections 1271 through 1275. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. As of September 30, 2006, no proposed regulations have been issued.

The decline in estimated taxable income for the nine-months and three months ended September 30, 2006 when compared to the same period in 2005 was primarily the result of two items. First, we structured both our NHES Series 2006-1 and NHES 2006-MTA1 securitizations as financing for both GAAP and tax purposes. Typically these securitizations would have been structured as sales and we would have retained certain of the residual securities from the transaction. These residual securities would normally generate taxable income that is in excess of book income during the early life of the security. However, because the transactions were structured as financings, the acceleration of income did not occur on these transactions. Secondly, in order to satisfy ongoing REIT income tests we transferred certain securities that had historically been held by the REIT to the TRS. These securities receive income from derivative instruments that is not good qualified REIT income. This transfer caused the derivative income to be recognized by the TRS instead of the REIT, thus reducing the REIT’s estimated 2006 taxable income. Additional discussion of these items can be found in the “Industry Overview and Known Material Trends” section of this document.

To maintain our qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI has declared dividends that should be equal to 100 percent of our taxable income for 2006 by the required distribution date. Accordingly, we have not accrued any corporate income tax for NFI for the nine and three months ended September 30, 2006.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the nine and three months ended September 30, 2006, we have accrued excise tax of $3.5 million and $0.1 million, respectively, compared to $6.3 million and $2.6 million during the same periods of 2005. Excise tax is reflected in the other component of general and administrative expenses on our condensed consolidated statements of income. As of September 30, 2006 and December 31, 2005, accrued excise tax payable was $3.4 million and $6.5 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net income (loss) from continuing operations before income taxes of $28.1 million and $7.1 million for the nine and three months ended September 30, 2006, respectively, compared with $(2.3) million and $(4.9) million for the same periods of 2005. This resulted in an income tax expense (benefit) of $10.6 million and $2.8 million for the nine and three months ended September 30, 2006, respectively, compared with $(0.7) million and $(1.7) million for the same periods in 2005. The $10.6 million and $2.8 million tax expense on $28.1 million and $7.1 million of income from continuing operations in the nine and three months ended September 30, 2006, respectively, is exclusive of the deferral of $7.9 million and $1.0 million of tax expense related to the $21.1 million and $2.4 million intercompany gain, which is eliminated in our consolidated statements of income. Additionally, the TRS reported a net (loss) income from discontinued operations before income taxes of $(2.7) million and $0.2 million for the nine and three months ended September 30, 2006, respectively, compared with $(14.2) million and $(3.8) million for the same periods of 2005. This resulted in an income tax (benefit) expense of $(1.0) million and $0.1 million for the nine and three months ended September 30, 2006, respectively compared with $(5.3) million and $(1.4) million for the same periods of 2005.

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

Financial Condition as of September 30, 2006 and December 31, 2005

Mortgage Loans. We classify our mortgage loans into two categories: “held-for-sale” and “held-in-portfolio”. Loans we have originated and purchased, but have not yet sold or securitized, are classified as “held-for-sale”. We expect to sell these loans outright in third-party transactions or in securitization transactions. We use warehouse repurchase agreements to finance our held-for-sale loans. The carrying value of “held-for-sale” mortgage loans as of September 30, 2006 was $1.5 billion compared to $1.3 billion as of December 31, 2005. This increase is a result of the timing of our securitization transactions and loan origination volumes.

Portions of the mortgage loans on our balance sheet serve as collateral for asset-backed bonds we have issued in securitizations structured as financings and are classified as “held-in-portfolio.” The carrying value of “held-in-portfolio” mortgage loans as of September 30, 2006 was $2.4 billion compared to $28.8 million as of December 31, 2005. During the first quarter of 2006 we transferred approximately $2.7 billion of mortgage loans from the held-for-sale classification to the held-in-portfolio classification due to our change in securitization strategies with respect to these loans. Included in this total is approximately $1.0 billion of MTA loans we purchased during the period. During the second quarter of 2006 we completed two securitization transactions structured as financings using these loans as the underlying collateral.

Premiums to brokers are paid on substantially all mortgage loans. Premiums on mortgage loans held-in-portfolio are amortized as a reduction of interest income over the estimated lives of the loans. For mortgage loans held-for-sale, premiums are deferred until the related loans are sold or securitized.

The following table summarizes our loan production for the nine and three months ended September 30, 2006 as compared to the same periods of 2005. We have separated the MTA bulk loan purchases in the first quarter of 2006 from our normal first quarter originations and purchases because of the unique nature of these purchases. These purchases were executed solely for the purpose of adding qualified assets to the REIT.

Table 13 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2006:

First quarter	11,373	$1,834,825	$161,332	100.8%	81%	628	8.53%	62%
First quarter MTA bulk purchases	2,415	991,407	410,520	103.4	74	713	6.89	68

Total first quarter	13,788	2,826,232	204,978	101.8	79	658	7.96	64
Second quarter	17,000	2,816,586	165,682	100.9	82	625	8.66	61
Third quarter	16,470	2,935,879	178,256	100.9	83	623	8.93	60

Total	47,258	$8,578,697	$181,529	101.2%	82%	635	8.52%	62%

2005:

First quarter	13,100	$1,947,851	$148,691	101.2%	82%	629	7.63%	66%
Second quarter	15,288	2,357,632	154,215	101.1	82	632	7.62	64
Third quarter	16,993	2,779,316	163,557	101.1	82	632	7.50	64

Total	45,381	$7,084,799	$156,118	101.1%	82%	631	7.58%	65%

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

As of September 30, 2006 and December 31, 2005 the fair value of our mortgage securities – available-for-sale was $428.8 million and $505.6 million, respectively. The decline is due to compressed margins and normal paydowns. During the nine months ended September 30, 2006 we retained residual mortgage securities with a cost basis of $121.0 million from securitizations treated as sales during the period. During the nine months ended September 30, 2006 we also recognized impairments on mortgage securities – available-for-sale of $13.2 million. See Note 5 to the condensed consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

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

Table 14 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions

(dollars in thousands)

September 30, 2006:	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2002-1	$2,475	$89	$2,564	20%	38%	0.7%	20%	32%	1.7%
2002-2	1,668	49	1,717	20	40	1.4	25	27	1.6
2002-3	3,353	387	3,740	20	38	0.4	20	30	1.0
2003-1	9,249	1,695	10,944	20	34	1.2	20	28	3.3
2003-2	5,331	4,112	9,443	20	34	0.8	28	25	2.7
2003-3	16,703	2,671	19,374	20	31	0.7	20	22	3.6
2003-4	10,955	4,916	15,871	20	41	0.9	20	30	5.1
2003-4 (D)	209	12	221	20	N/A	N/A	N/A	N/A	N/A
2004-1	11,979	5,583	17,562	20	48	1.2	20	33	5.9
2004-1 (D)	1,635	187	1,822	20	N/A	N/A	N/A	N/A	N/A
2004-2	12,626	7,288	19,914	20	49	1.2	26	31	5.1
2004-2 (D)	2,227	671	2,898	20	N/A	N/A	N/A	N/A	N/A
2004-3	24,808	12,376	37,184	19	53	1.3	19	34	4.5
2004-4	16,429	12,651	29,080	20	59	1.2	26	35	4.0
2005-1	23,789	9,509	33,298	15	58	1.6	15	37	3.6
2005-2	17,003	3,966	20,969	13	53	1.3	13	39	2.1
2005-3	13,774	5,311	19,085	15	50	1.3	15	41	2.0
2005-3 (C)	47,091	1,043	48,134	N/A	N/A	N/A	N/A	N/A	N/A
2005-3 (D)	9,915	—	9,915	15	N/A	N/A	N/A	N/A	N/A
2005-4	13,880	5,245	19,125	15	47	1.9	15	43	2.3
2005-4 (D)	6,852	—	6,852	15	N/A	N/A	N/A	N/A	N/A
2006-2	23,757	—	23,757	15	45	2.9	15	44	2.4
2006-3	24,794	—	24,794	15	44	3.8	15	43	3.0
2006-4	29,576	665	30,241	15	44	3.0	15	43	2.9
2006-5	19,949	334	20,283	15	43	4.1	15	43	4.2

Total	$350,027	$78,760	$428,787

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Includes the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represent CT Bonds discussed in “Known Material Trends”.

December 31, 2005:	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2000-1	$521	$596	$1,117	15%	36%	1.3%	15%	27%	1.0%
2000-2	—	907	907	15	37	1.0	15	28	1.0
2001-1	—	1,661	1,661	20	40	1.3	20	28	1.2
2001-2	—	3,701	3,701	20	31	0.7	25	28	1.2
2002-1	1,632	2,184	3,816	20	41	0.7	20	32	1.7
2002-2	2,415	542	2,957	20	43	1.4	25	27	1.6
2002-3	4,127	1,132	5,259	20	44	0.4	20	30	1.0
2003-1	30,815	5,941	36,756	20	39	1.3	20	28	3.3
2003-2	11,043	8,330	19,373	20	39	0.8	28	25	2.7
2003-3	18,261	6,860	25,121	20	37	0.7	20	22	3.6
2003-4	11,070	12,191	23,261	20	46	0.8	20	30	5.1
2004-1	17,065	13,142	30,207	20	56	1.3	20	33	5.9
2004-2	18,368	13,432	31,800	20	55	1.4	26	31	5.1
2004-3	36,502	17,287	53,789	19	53	1.5	19	34	4.5
2004-4	34,473	16,102	50,575	20	54	1.5	26	35	4.0
2005-1	44,387	8,481	52,868	15	53	1.8	15	37	3.6
2005-2	37,377	1,296	38,673	13	51	1.5	13	39	2.1
2005-3	46,627	—	46,627	15	47	2.0	15	41	2.0
2005-3 (C)	45,058	(2,247)	42,811	N/A	N/A	N/A	N/A	N/A	N/A
2005-4	34,366	—	34,366	15	43	2.3	15	43	2.3

Total	$394,107	$111,538	$505,645

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Includes the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.

The previous table demonstrates how the increase in housing prices has impacted the assumptions we use to value our individual mortgage securities available-for-sale. The increase in home prices has led to an increase in prepayment rate assumptions as well as a decrease in expected credit loss assumptions. As home prices change in the future our prepayment and loss assumptions could change. Table 2 provides additional detail regarding the yields on our mortgage securities available-for-sale.

Mortgage Securities – Trading. As of September 30, 2006, mortgage securities – trading consisted of subordinated securities which were retained from our securitization transactions in 2005 and 2006 as well as subordinated securities purchased from other issuers during the first nine months of 2006. The aggregate fair market value of these securities as of September 30, 2006 and December 31, 2005 was $270.9 million and $43.7 million, respectively. Management estimates their fair value based on quoted market prices. We will continue to retain or purchase subordinated securities if we feel they provide attractive risk adjusted returns.

Warehouse Notes Receivable. Warehouse notes receivable increased to $59.8 million at September 30, 2006 from $25.4 million at December 31, 2005. These notes receivable represent warehouse lines of credit provided to a network of approved mortgage lenders. The increase in warehouse notes receivable from December 31, 2005 is a result of growth in this business.

Mortgage Servicing Rights. As discussed under “Mortgage Securities – Available for Sale” above, we retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service those loans. As of September 30, 2006, we had $60.5 million in capitalized mortgage servicing rights compared with $57.1 million as of December 31, 2005. This increase was due to the addition of $27.0 million in capitalized mortgage servicing rights from securitizations structured as sales we completed during the nine months ended September 30, 2006 period offset by amortization of mortgage servicing rights of $23.5 million during the same period.

Derivative Instruments, net. Derivative instruments, net increased to $14.2 million at September 30, 2006 from $12.8 million at December 31, 2005. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Accrued Interest Receivable. Accrued interest receivable increased to $37.3 million at September 30, 2006 from $4.9 million at December 31, 2005. This increase is directly related to the increase in our loan balances at September 30, 2006 from December 31, 2005.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization. Repurchase agreements are used as interim, short-term financing before loans are transferred in our securitization transactions. In addition we finance certain of our mortgage securities by using repurchase agreements. As of September 30, 2006 we had $1.9 billion in short-term borrowings compared to $1.4 billion at December 31, 2005. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. See Table 16 for further discussion of our financing availability and liquidity.

Asset-backed bonds. We have issued asset-backed bonds secured by mortgage loans and securities as a means for long-term financing. As of September 30, 2006 we had $2.3 billion in asset-backed bonds compared to $152.6 million at December 31, 2005. We executed two securitizations treated as financings during the nine months ended September 30, 2006 which increased our asset-backed bonds by $2.5 billion. This increase was partially offset by bond payments.

Junior Subordinated Debentures. Junior subordinated debentures increased to $82.9 million at September 30, 2006 from $48.7 million at December 31, 2005. On April 18, 2006 we issued $36.1 million aggregate principal amount of unsecured floating rate junior subordinated debentures and received net proceeds of $33.9 million. We issued this type of debenture as it provides more attractive costs than issuing capital stock.

Stockholders’ Equity. The increase in our shareholders’ equity as of September 30, 2006 compared to December 31, 2005 is a result of the following increases and decreases.

Shareholders’ equity increased by:

•	$87.3 million due to net income recognized for the nine months ended September 30, 2006

•	$122.1 million due to issuance of common stock

•	$13.2 million due to impairment on mortgage securities – available for sale reclassified to earnings

•	$2.0 million due to compensation recognized under stock option plan

•	$0.6 million due to issuance of stock under stock compensation plans; and

•	$7.9 million due to tax benefit derived from the capitalization of an affiliate

Shareholders’ equity decreased by:

•	$1.0 million due to the decrease in unrealized gains on derivative instruments used in cash flow hedges

•	$43.6 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale

•	$5.0 million due to the decrease in unrealized gain on mortgage securities – available-for-sale related to repurchase of mortgage loans from securitization trusts

•	$196.1 million due to dividends accrued or paid on common stock

•	$6.7 million due to dividends accrued or paid on preferred stock; and

•	$2.3 million due to dividend equivalent rights (DERs) paid in cash

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

We had $182.2 million in cash and cash equivalents at September 30, 2006, which was a decrease of $82.5 million from December 31, 2005. At September 30, 2005 we had $222.9 million in cash and cash equivalents, which was a decrease of $45.7 million from December 31, 2004. The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005.

Table 15 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2006	2005
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(3,325,817)	$(581,734)	$(2,744,083)
Cash flows provided by investing activities	541,138	363,227	177,911
Cash flows provided by financing activities	2,702,142	172,837	2,529,305

Decrease in cash	$(82,537)	$(45,670)

Operating Activities. Net cash used in operating activities decreased to $(3.3) billion for the nine months ended September 30, 2006 from $(0.6) billion for the nine months ended September 30, 2005. This decrease is due primarily to the issuance of $2.5 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio during the nine months ended September 30, 2006. Because the loans securing these transactions were not sold in securitizations, the transactions are presented as financing activities rather than operating activities on our condensed consolidated statements of cash flows for the nine months ended September 30, 2006.

Investing Activities. Net cash provided by investing activities increased to $541.1 million for the nine months ended September 30, 2006 from $363.2 million for the nine months ended September 30, 2005. This increase is due primarily to higher repayments of our mortgage loans held-in-portfolio during the nine months ended September 30, 2006 compared to the same period of 2005. This increase is offset somewhat by a decrease in paydowns on our mortgage securities – available-for-sale during the nine months ended September 30, 2006 compared to the same period of 2005.

Financing Activities. Net cash provided by financing activities increased to $2.7 billion for the nine months ended September 30, 2006 from $0.2 billion for the nine months ended September 30, 2005. This increase is due primarily to the issuance of $2.5 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio during the nine months ended September 30, 2006. Because the loans securing these transactions were not sold in securitizations, the transactions are presented as financing activities rather than operating activities on our condensed consolidated statements of cash flows for the nine months ended September 30, 2006.

Primary Uses of Cash

Investments in New Mortgage Securities. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. We require capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans.

Our investments in new mortgage securities should generally increase or decrease in conjunction with our mortgage loan production. In 2005, because we began retaining certain subordinated primary bonds, the amount of capital needed for our securitizations increased. We will continue to retain certain subordinated primary bonds when we feel they provide attractive risk-adjusted returns. In addition in 2006 we began purchasing subordinated bonds from other issuers, which also requires capital. For the nine months ended September 30, 2006 we retained residual securities with a cost basis of $121.0 million and subordinated securities with a cost basis of $68.8 million from our securitization transactions. In addition we purchased subordinated securities with a cost basis of $163.7 million from other issuers. For the nine months ended September 30, 2005 we retained residual securities with a cost basis of $201.8 million and subordinated securities with a cost basis of $44.3 million from our securitization transactions.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Initial capital invested in our mortgage loans includes premiums paid to the broker plus any haircut required upon financing, which is generally determined by the value and type of the mortgage loan being financed. A haircut is the difference between the principal balance of a mortgage loan and the amount we can borrow from a lender when using that loan to secure the debt. As values of mortgage loans have decreased in 2005 and 2006, lenders have required larger haircuts, which has required us to invest more capital in our mortgage loans. The lender haircuts have generally been between zero and two percent of the principal balance of our mortgage loans. In the future haircuts may fluctuate as the values for the market for our loans fluctuates. Margin compression within the mortgage banking industry has also resulted in a decline in the premiums we paid to brokers for our mortgage loans to 0.9% for the three months ended September 30, 2006 from 1.1% for the three months ended September 30, 2005. For the nine months ended September 30, 2006 we used $8.7 billion in cash for the origination and purchase of mortgage loans held-for-sale as compared to $7.2 billion for the same period in 2005.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds increased to $317.1 million for the nine months ended September 30, 2005 from $290.9 million for the same period of 2005. Long-term borrowing repayments will fluctuate with the timing of new issuances of long-term debt and their respective maturities. See “Primary Sources of Cash - Net Proceeds From Issuances of Long-Term Debt.”

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

We declared common stock dividends per share of $5.60 and $4.20 for the nine months ended September 30, 2006 and 2005, respectively. Preferred stock dividends declared per share were $2.23 and $1.67 for the nine months ended September 30, 2006 and 2005, respectively. We declared both the third and fourth quarter common and preferred dividends for 2006 during September of 2006, and plan to pay these dividends prior to December 31, 2006.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements, support our mortgage lending operation. Our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal of the loans that secure the debt. Funding for the difference, or “haircut”, must come from cash on hand. In addition our lenders allow us to borrow up to 75% of the market value of our mortgage securities when we finance our securities using repurchase agreements. Our proceeds from changes in short-term borrowings increased to $508.8 million for the nine months ended September 30, 2006 from $333.4 million for the same period of 2005.

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

During the third quarter of 2006, we entered into a third residual repurchase facility on substantially the same terms as the initial two residual repurchase facilities, providing for $150 million of additional financing for our residual securities. We also entered into a securities repurchase agreement (the “CDO aggregation facility”) to provide $500 million of financing for the securities which we accumulate for our future CDO securitizations.

As shown in Table 16, we had $246.0 million in immediately available funds as of September 30, 2006 to support our mortgage lending and mortgage portfolio operations. We have borrowed approximately $1.9 billion of the $4.3 billion in mortgage securities, mortgage loans and servicing advance financing facilities, leaving approximately $2.3 billion available upon the pledge of eligible mortgage loans, securities or other collateral to support the mortgage lending and mortgage portfolio operations.

Table 16 — Short-term Financing Resources

(dollars in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$182,157
Mortgage securities, mortgage loans and servicing advance repurchase facilities	$4,250,000	$1,983,767	$1,919,971	63,796

Total	$4,250,000	$1,983,767	$1,919,971	$245,953

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities are the proceeds we receive from our mortgage securities—available-for-sale portfolio. For the nine months ended September 30, 2006 we received $252.3 million in proceeds from repayments on mortgage securities—available-for-sale as compared to $352.0 million for the same period in 2005. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Proceeds from Repayments of Mortgage Loans. For the nine months ended September 30, 2006 we received $370.2 million in proceeds from the repayments of our portfolio of mortgage loans held-for-sale and mortgage loans held-in-portfolio compared to $19.7 million for the same period of 2005. The significant increase is due to a larger portfolio of mortgage loans held-in-portfolio in the current year as compared to 2005.

Net Proceeds From Securitizations of Mortgage Loans. We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations are sold to large, institutional investors and U.S. government-sponsored enterprises. The trend has been favorable in the capital markets for the types of securitization transactions we execute. Investor appetite for the bonds created by securitizations has been strong. While management cannot predict the future capital market environment, we are unaware of any material trend that would disrupt continued liquidity support in the capital markets for our business. The net proceeds from sales of mortgage loans held-for-sale in securitizations decreased to $4.2 billion for the nine months ended September 30, 2006 from $5.8 billion for the same period of 2005.

Net Proceeds From Sales of Mortgage Loans to Third Parties. We also depend on third party investors to provide liquidity for our mortgage loans. We generally will sell loans to third party investors that do not possess the economic characteristics meeting our long-term portfolio management objectives. For the nine months ended September 30, 2006 we received net proceeds from the sales of mortgage loans held-for-sale to third parties of $1.5 billion compared to proceeds of $0.7 billion for the same period of 2005. The increase in proceeds from sales of mortgage loans to third parties is a result of the environment of tighter margins in the mortgage banking industry. These tighter margins prompted us to sell loans to third parties rather than adding them to our securitized portfolio due to unattractive returns.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations as well as private debt offerings provide long-term sources of liquidity.

We received net proceeds of $1.3 billion and $1.2 billion, respectively, through the issuance of NHES Series 2006-1 and NHES Series 2006-MTA1 during the nine months ended September 30, 2006. These asset-backed bonds are collateralized by mortgage loans – held-in-portfolio on our condensed consolidated balance sheet.

We periodically issue asset-backed bonds (NIMs) secured by our mortgage securities – available-for-sale as a means for long-term financing for these assets. While management cannot predict the future liquidity environment, we are unaware of any material trend that would disrupt continued liquidity support in the NIMs market for our business. We will generally continue to leverage our mortgage securities in the future; yet, we are also focusing on more efficient ways to execute this leverage which could lead to new strategies.

We received net proceeds of $33.9 million from the issuance of unsecured floating rate junior subordinated debentures on April 18, 2006. We received net proceeds of $48.4 million in the first quarter of 2005 from the issuance of similar debentures. We will continue to take advantage of this market when we feel we can issue debt at more attractive costs than issuing capital.

Net Proceeds From Issuances of Common and Preferred Stock. If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter. Since inception, we have raised $542 million in net proceeds through private and public equity offerings.

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

During the nine months ended September 30, 2006, we sold 2,566,453 shares of common stock under our DRIP raising $76.9 million in net proceeds, 1,458,000 shares of common stock were sold in a registered controlled equity offering raising $41.9 million in net proceeds and we issued 97,630 shares of common stock under the stock-based compensation plan raising $0.3 million in net proceeds. During the nine months ended September 30, 2005, we sold 1,200,168 shares of common stock under our DRIP raising $36.6 million in net proceeds and we issued 117,307 shares of common stock under the stock-based compensation plan raising $0.3 million. During the nine months ended September 30, 2005, we also completed a public offering of 1,725,000 shares of common stock raising $57.9 million in net proceeds.

Other Liquidity Factors

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. When floating rates are lower than the fixed rate on the interest rate swap, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of September 30, 2006, we had approximately $3.6 million on deposit. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

In the ordinary course of business, we sell loans with recourse where a defect occurred in the loan origination process and guarantee to cover investor losses should origination defects occur. Historically, repurchases of loans where a defect has occurred have been insignificant, as such, there is minimal liquidity risk. For additional detail, refer to “Off Balance Sheet Arrangements”.

Table 17 details our major contractual obligations due over the next 12 months and beyond. Management believes cash and cash equivalents on hand combined with other available liquidity sources including: 1) proceeds from mortgage loan sales and securitizations, 2) cash received on our mortgage securities available-for-sale, 3) draw downs on mortgage loan and securities repurchase agreements, 4) proceeds from private and public debt and equity offerings and 5) proceeds from resecuritizations will be adequate to meet our liquidity needs for the next twelve months. In addition, we do not believe our long-term growth plans will be constrained due to a lack of available liquidity resources. However, we can provide no assurance, that, if needed, the liquidity resources we utilize will be available or will be available on terms we consider favorable. Factors that can affect our liquidity are discussed in the “Risk Factors” section of this document.

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

External factors that are reasonably likely to affect our ability to continue to use this arrangement would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent us from being able to sell the securities at a favorable price, or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, a terrorist attack, outbreak of war or other significant event risk, and market specific events such as a default of a comparable type of securitization. If we were unable to access the securitization market, we may still be able to finance our mortgage operations by selling our loans to investors in the whole loan market. We were able to do this following the liquidity crisis in 1998; however, there can be no assurance that in a future liquidity crisis that we would be able to obtain sufficient liquidity to support our historic operations.

Specific items that may affect our ability to use the securitizations to finance our loans relate primarily to the performance of the loans that we have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by our collateral. Our financial performance and condition has little impact on our ability to securitize, as evidenced by our ability to securitize in 1998, 1999 and 2000 when our financial condition was weak. There is no assurance, however, that we will be able to securitize loans in the future if we have poor loan performance.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of September 30, 2006, we had outstanding commitments to originate, purchase and sell loans of $860.9 million, $5.0 million and $372.3 million, respectively. As of December 31, 2005, we had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the ordinary course of business, we sell whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the first nine months of 2006, we sold $1.5 billion of loans with recourse for borrower defaults. We maintained a $4.7 million reserve related to these guarantees as of September 30, 2006. During the three months ended September 30, 2006 we added $5.3 million to this reserve as a result of an increasing trend in repurchase requests from whole loan buyers. During the first nine months of 2006 we paid $15.9 million in cash to repurchase loans sold to third parties. Our reserve is low relative to the volume of repurchases because only a small percentage of the amount repurchased will end up becoming a loss.

In the ordinary course of business, we sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of September 30, 2006 and December 31, 2005, we had loans sold with recourse with an outstanding principal balance of $12.4 billion and $12.7 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, we have not recorded any reserves related to these guarantees.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of September 30, 2006, with the exception of short-term borrowing arrangements.

Table 17 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long—term debt (A)	$2,605,541	$842,814	$1,218,279	$456,240	$88,208
Junior subordinated debentures (B)	303,626	7,537	15,074	15,074	265,941
Operating leases (C)	40,476	9,031	18,916	10,744	1,785
Purchase obligations (D)	5,000	5,000	—	—	—
Premiums due to counterparties related to interest rate cap agreements	7,961	3,349	4,364	248	—

Total	$2,962,604	$867,731	$1,256,633	$482,306	$355,934

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at September 30, 2006 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at September 30, 2006 for each respective obligation.
(C)	Does not include rental income of $4.1 million to be received under sublease contracts.
(D)	The commitment to purchase mortgage loans does not necessarily represent future cash requirements as some portion of the commitment may be declined for credit or other reasons.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of September 30, 2006 and 2005 were $3.2 million and $3.7 million, respectively.

We also entered into various sublease agreements for office space formerly occupied by us. We received approximately $609,000 for the nine months ended September 30, 2006 under these agreements compared to approximately $53,000 for the nine months ended September 30, 2005.

As of September 30, 2006 we had expected cash requirements for the payment of interest of $8.7 million on our debt obligations. The future amount of these interest payments will depend on the outstanding amount of our borrowings as well as the underlying rates for our variable rate borrowings. As of September 30, 2006 we had expected cash requirements for taxes of $11.1 million. The amount of taxes to be paid in the future will depend on taxable income in future periods as well as the amount and timing of dividend payments and other factors.

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

Management primarily uses financing sources under which the interest rate resets frequently. As of September 30, 2006, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 18 — Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rate (A)
	(200)	(100)	100	200
As of September 30, 2006:
Change in market values of:
Assets	$203,767	$97,380	$(84,381)	$(164,744)
Interest rate agreements	(6,423)	(5,498)	15,259	36,049

Cumulative change in market value	$197,344	$91,882	$(69,122)	$(128,695)

Percent change of market value portfolio equity (B)	32.2%	15.0%	(11.3)%	(21.0)%

As of December 31, 2005:
Change in market values of:
Assets	$96,456	$42,327	$(44,254)	$(92,483)
Interest rate agreements	(33,502)	(17,365)	20,072	41,616

Cumulative change in market value	$62,954	$24,962	$(24,182)	$(50,867)

Percent change of market value portfolio equity (B)	11.0%	4.4%	(4.2)%	(8.9)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2006 and December 31, 2005.

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

Interest rate cap agreements are legal contracts between us and a third-party firm or “counterparty”. The counterparty agrees to make payments to us in the future should the one-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly or monthly premium payments or have chosen to pay the premiums at the beginning to the counterparties under contract. Each contract has a fixed or amortizing notional face amount on which the interest is computed and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

The following table summarizes the key contractual terms associated with our interest rate risk management contracts. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR.

We have determined the following estimated net fair value for our interest rate cap and swap agreements by using available market information and valuation methodologies we deem appropriate as of September 30, 2006.

Table 19 — Interest Rate Risk Management Contracts

(dollars in thousands)

	Net Fair Value	Total Notional Amount	Maturity Range
			2006		2007	2008	2009	2010 and beyond
Pay-fixed swaps:
Contractual maturity	$3,476	$800,000	$190,000		$430,000	$160,000	$20,000	$—
Weighted average pay rate		4.4%	2.9%		4.8%	4.8%	4.8%	—
Weighted average receive rate		5.3%	(A	)	(A )	(A )	(A )	—

Interest rate caps:
Contractual maturity	$7,135	$1,270,000	$—		$80,000	$765,000	$375,000	$50,000
Weighted average strike rate		5.1%	—		4.9%	5.2%	5.1%	5.3%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names us and three of our executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. Plaintiffs’ motion for class certification is pending. We believe that these claims are without merit and continue to vigorously defend against them.

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

In July 2004, an employee of NHMI, a wholly-owned subsidiary of the Company, filed a class and collective action lawsuit against NHMI and NMI in California Superior Court for the County of Los Angeles. Subsequently, NHMI and NMI removed the matter to the United States District Court for the Central District of California and NMI was removed from the lawsuit. The putative class is comprised of all past and present employees of NHMI who were employed from July 30, 2001 (2000 in California) through November 18, 2005 in the capacity generally described as Loan Officer. The plaintiffs alleged that NHMI failed to pay them overtime and minimum wage as required by the Fair Labor Standards Act (“FLSA”) and California state laws. In January 2005, the plaintiffs and NHMI agreed upon a nationwide settlement in the amount of $3.3 million on behalf of a class of all NHMI Loan Officers covering the period commencing July 30, 2001 (2000 in California) to May 1, 2006. The settlement covers all claims for minimum wage, overtime, meal and rest periods, record-keeping, and penalties under California and federal law during the class period, and was approved by the Court on May 1, 2006. Since not all class members elected to be part of the settlement, our obligation related to the settlement is approximately $1.7 million. Prior to 2006, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded a charge to earnings of $1.5 million. In 2006 we recorded an additional charge to earnings of $200,000 as the estimated probable obligation increased to $1.7 million. A majority of this settlement has been paid out by September 30, 2006.

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

In December 2005, a putative class action was filed against NMI in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. The plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the court granted plaintiffs’ motion to certify a Washington state class. We believe that these claims are without merit and intend to vigorously defend against them.

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

We are dependent on the securitization market because we securitize loans directly to finance our loan origination business and many of our whole loan buyers purchase our loans with the intention to securitize them. A disruption in the securitization market could prevent us from being able to sell loans at a favorable price or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, a terrorist attack, an outbreak of war or other significant event risk, and market specific events such as a default of a comparable type of securitization. Further, poor performance of our previously securitized loans could harm our access to the securitization market. In addition, a court recently found a lender and securitization underwriter liable for consumer fraud committed by a company to whom they provided financing and underwriting services. In the event other courts or regulators adopted the same liability theory, lenders and underwriters could be named as defendants in more litigation and as a result they may exit the business or charge more for their services, all of which could have a negative impact on our ability to securitize the loans we originate and the securitization market in general. A decline in our ability to obtain long-term funding for our mortgage loans in the securitization market in general or on attractive terms or a decline in the market’s demand for our loans could harm our results of operations, financial condition and business prospects.

We may not be able to continue to sell our mortgage loans on terms and conditions that are profitable to us.

A portion of our revenues comes from the gains on sale generated by sales of pools of our mortgage loans as whole loans. We make whole loan sales to a limited number of institutional purchasers, some of which may be frequent, repeat purchasers, and others of which may make only one or a few purchases from us. We cannot assure you that we will continue to have purchasers for our loans on terms and conditions that will be profitable to us. Also, even though our mortgage loans are generally marketable to multiple purchasers, certain loans may be marketable to only one or a few purchasers, thereby increasing the risk that we may be unable to sell such loans at a profit.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm our lending operations.

We are currently dependent upon several warehouse purchase agreements to provide short term financing of our mortgage loan originations and purchases. These warehouse purchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we breach a covenant contained in any warehouse agreement, the lenders under all existing warehouse agreements could demand immediate payment of all outstanding amounts because all of our warehouse agreements contain cross-default provisions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, or any demand by warehouse lenders for immediate payment of outstanding balances, could harm our lending operations and have a material adverse effect on our results of operations, financial condition and business prospects. In addition, an increase in the cost of warehouse financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distribution to our shareholders. In October 1998, the subprime mortgage loan market faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. At that time, we faced significant liquidity constraints which harmed our business and our profitability. There is not assurance that a comparable situation will not occur in the future.

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

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

When we sell mortgage loans, we are required to make customary representations and warranties about such mortgage loans to the purchaser. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach a representation or warranty given to the mortgage loan purchaser or make a misrepresentation during the mortgage loan origination process. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. In addition if the original seller is not in a financial position to be able to repurchase the loan, we may have to use cash resources to repurchase loans, which could adversely affect our liquidity. The repurchased mortgage loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

Our investments in real estate securities and loans are subject to changes in credit spreads which could adversely affect our ability to realize gains on the sale of such investments.

Mortgage securities are subject to changes in credit spreads. The value of these securities is dependent on the yield demanded on these securities by the market based on their credit relative to London Inter-Bank Offered Rate (“LIBOR”). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate (usually the applicable LIBOR security yield) to value such securities. Under such conditions, the value of our mortgage securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decreases, or “tighten,” the value of our mortgage securities portfolio would tend to increase. Such changes in the market value of our mortgage securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available for sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

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

If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced (if these increased credit losses are greater than we have anticipated). In addition, and our cash flows, asset market values, our access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be harmed. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.

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

Our securitizations of mortgage loans that are structured to be treated as sales for financial reporting purposes result in gain recognition at closing. As of September 30, 2006, we had mortgage securities – available for sale with a fair value of $428.8 million on our balance sheet. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities—available-for-sale. It is extremely difficult to validate the assumptions we use in determining the amount of gain on sale and the value of our mortgage securities – available for sale. If our actual experience differs materially from the assumptions that we use to determine our gain on sale or the value of our mortgage securities—available-for-sale, our future cash flows, our financial condition and our results of operations could be negatively affected. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we would be required to reduce the value of these securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed, including an adverse affect on the amount of dividend payments that are made on our common stock.

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

We acquire real estate securities and finance them on a long term basis, typically through the securitization market. We use short term warehouse lines of credit to finance the acquisition of real estate securities until a sufficient quantity of securities is accumulated, at which time we may refinance these lines through a securitization, such as a CDO financing, or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible securities to maximize the efficiency of a CDO financing. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to us when we do have a sufficient pool of collateral. If we are unable to securitize these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets on unfavorable terms.

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

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Our primary interest rate exposures relate to our mortgage securities, mortgage loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Interest rate changes could affect us in the following ways:

•	a substantial or sustained increase in interest rates could harm our ability to originate or acquire mortgage loans in expected volumes, which could result in a decrease in our cash flow and in our ability to support our fixed overhead expense levels;

•	interest rate fluctuations may harm our earnings as the spread between the interest rates we pay on our borrowings and the interest rates we receive on our mortgage assets narrows

•	existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, or experience higher delinquency and default rates

•	if prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases

•	mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm our earnings; and

•	when we securitize loans, the value of the residual and subordinated securities we retain and the income we receive from them are based primarily on LIBOR, and an increase in LIBOR reduces the net income we receive from, and the value of, these securities.

Any of the foregoing results from changing interest rates may adversely affect our results of operations.

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

There are limits on the ability of our hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the hedged items, generally our liabilities. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. We may enter into interest rate cap or swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rates, the type of mortgage assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We attempt to minimize exposure to interest rate fluctuations by hedging. The REIT provisions of the Code limit our ability to hedge mortgage assets and related borrowings by requiring us to limit our income in each year from any qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. The interest rate hedges that we generally enter into will not be counted as a qualified asset for the purposes of satisfying this requirement. In addition, under the Code, we must limit our aggregate income from non-qualified hedging transactions and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. In addition, if it is ultimately determined that some of our interest rate hedging transactions are non-qualified under the Code, we may have more than 5% of our annual gross income from non-qualified sources. If we violate the 5% or 25% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. In addition, if we fail to observe these limitations, we could lose our REIT status unless our failure was due to reasonable cause and not due to willful neglect.

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

We finance borrowers with lower credit ratings. The non-prime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we hold or that we are required to repurchase, the loss of our servicing rights and damage to our reputation as a loan servicer.

We are in the business of originating, selling, securitizing and servicing non-prime mortgage loans. Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them until we sell them and we continue to bear the risk of delinquency and default after we securitize loans or sell loans with a retained interest. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance we will bear the costs associated with the loans’ delinquency. Factors that may increase the time held prior to sale or securitization include the time required to accumulate loans for securitizations or sales of large pools of loans, the amount and timing of third-party due diligence in connection with sales or securitizations, and defects in the loans.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed.

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

We own investment-grade and non-investment grade securities issued by residential real estate loan securitization entities. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the underlying assets in securities issued by securitizations we do not sponsor. Most of the securities we own are backed by sub-prime loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality loans can be expected to have higher rates of delinquency and loss, and losses to us could occur. Some of the assets we have acquired are investment-grade and non-investment grade residential loan securities from our own securitizations we have sponsored. Although we may have a limited degree of control or influence over the selection and management of the loans underlying our securitizations, we believe the possibility of loss on these assets remains approximately the same as it is for securities issued from securitizations of equivalent-quality loans that we did not sponsor. If the pools of residential loans underlying any of these securitizations were to experience poor credit results, our securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our long-term returns and near-term cash flows from the securities we have acquired, and may also reduce our ability to sponsor CDO transactions in the future.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and intend to invest in a variety of real estate related assets that are closely related to our current core business. We may make investments in CDO debt and equity securities issued by CDO securitizations other than ours that own various types of real estate related assets. These CDOs may invest in manufactured housing securities, sub-prime residential securities, and other residential securities backed by lower-quality borrowers. The higher credit and/or prepayment risks associated with these types of investments may increase our exposure to losses.

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

For the nine months ended September 30, 2006, originations of interest-only loans totaled $1.1 billion, or 14%, of total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan, increasing the risk of loss on these loans.

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

A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities—available-for-sale evidencing interests in single-family mortgage loans. Because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the prices we receive for our loans, the values of our mortgage loans held for sale or our residual interests in securitizations, which could harm our financial condition and results of operations. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future loan sales and securitizations and also our ability to finance our loan originations.

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

As a mortgage lender, loan servicer and broker, we are subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations, to properly program our technology systems and to effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Our failure to comply with these laws can lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; inability to sell or securitize our loans; demands for indemnification or loan repurchases from purchasers of our loans; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these results could harm our results of operations, financial condition and business prospects.

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

New regulatory actions affecting the mortgage industry may increase our costs and decrease our mortgage acquisition.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a Settlement Agreement with a large subprime mortgage company. The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states. The subject company also agreed to make changes to certain business practices, including the company’s underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this Settlement Agreement do not apply directly to us; however, federal and state regulatory agencies and private parties might nevertheless expect mortgage companies including us, to make our business practices consistent with the provisions of the Agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, our acquisition practices and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

Changes in Internal Revenue Service regulations regarding the timing of income recognition and/or deductions could materially adversely affect the amount of our dividends.

On September 30, 2004, the IRS released Announcement 2004-75, which describes rules that may be included in proposed IRS regulations regarding the timing of recognizing income and/or deductions attributable to interest-only securities. We believe the effect of these regulations, if adopted, may narrow the spread between book income and taxable income on the interest-only securities we hold and would thus reduce our taxable income during the initial periods that we hold such securities. A significant portion of our mortgage securities—available-for-sale consists of interest-only securities. If regulations are adopted by the IRS that reduces our taxable income in a particular year, our dividend may be reduced for that year because the amount of our dividend is entirely dependent upon our taxable income.

If we do not maintain our REIT status, we would be subject to tax as a regular corporation and would otherwise operate as a regular corporation. We conduct a substantial portion of our business through our taxable REIT subsidiaries, which creates additional compliance requirements.

We must comply with numerous complex tests to continue to qualify as a REIT for federal income tax purposes, including the requirement that we distribute 90% of taxable income to our shareholders and the requirement that no more than 5% of our annual gross income come from non-qualifying sources. If we do not comply with these requirements, we could be subject to penalty taxes and our REIT status could be at risk. Furthermore, if we fail to maintain our REIT status or otherwise determine to terminate our REIT status, we would be taxed at the corporate level and would not be required to pay out our taxable income in the form of dividends. In addition, for any year that we do not generate taxable income , we are not required to declare and maintain dividends to maintain our REIT status. We conduct a substantial portion of our business through taxable REIT subsidiaries, such as NovaStar Mortgage. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. Our income from, and investments in, our taxable REIT subsidiaries do not constitute permissible income or investments for some of the REIT qualification tests. We may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent that our dealings with our taxable REIT subsidiaries are deemed not to be arm’s length in nature.

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

In the event that any transactions between us and any of our taxable REIT subsidiaries are not conducted on an arm’s-length basis, we could be subject to a 100% excise tax on certain amounts from such transactions. Any such tax could affect our overall profitability and the amounts of cash available to make distributions.

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

Our earnings, cash flow, taxable income, GAAP income, book value and dividends can be volatile and difficult to predict. Investors should not rely on past performance, predictions or management beliefs. Although we seek to pay a regular common stock dividend at a rate that is sustainable, we may reduce our dividend payments in the future for a variety of reasons. For example, to the extent that the historic difference between our taxable income and GAAP income is reduced or reversed due to changes in the tax laws , our operating results or otherwise, our dividend could be reduced or eliminated. Furthermore, if we failed, or chose not , to satisfy the complex requirements necessary to maintain our REIT status, our dividend may be reduced or eliminated because we would not be required to pay out our taxable income in the form of dividends. We may not provide public warnings of such dividend reductions or payment delays prior to their occurrence. Fluctuations in our current and prospective earnings, cash flow and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect the price of our common stock. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our common stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.

We may not pay dividends to stockholders.

REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate levels and cease paying regular dividends. In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status.

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

A significant majority of our originations of mortgage loans comes from independent brokers. During the nine months ended September 30, 2006, 86% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Our failure to maintain existing relationships or expand our broker networks could significantly harm our business, financial condition, liquidity and results of operations.

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

Market values for our mortgage assets and hedges can be volatile. For GAAP purposes, we mark-to-market our non-hedging derivative instruments through our GAAP condensed consolidated income statement and we mark-to-market our mortgage securities—available-for-sale through our GAAP condensed consolidated balance sheet through other comprehensive income unless the mortgage securities are in an unrealized loss position which has been deemed as an other-than-temporary impairment. An other-than-temporary impairment is recorded through the income statement in the period incurred. Additionally, we do not mark-to-market our loans held for sale as they are carried at lower of cost or market, as such, any change in market value would not be recorded through our income statement until the related loans are sold. If we sell an asset that has not been marked-to-market through our income statement at a reduced market price relative to its basis, our reported earnings will be reduced. A decrease in market value of our mortgage assets may or may not result in deterioration in future cash flows. As a result, changes in our GAAP condensed consolidated income statement and balance sheet due to market value adjustments should be interpreted with care.

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

During the nine months ended September 30, 2006, approximately 66% of our loan production volume consisted of cash-out refinancings. Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be reduced if interest rates rise and the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, a decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

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

Certain of the residual securities that historically have been held at the REIT generate interest income based on cash flows received from excess interest spread, prepayment penalties and derivatives (i.e., interest rate swap and cap contracts). The cash flows received from the derivatives do not represent qualified income for the REIT income tests requirements of the Code. The Code limits the amount of income from derivative income together with any income not generated from qualified REIT assets to no more than 25% of our gross income. In addition, under the Code, we must limit our aggregate income from derivatives (that are non-qualified tax hedges) and from other non-qualifying sources to no more than 5% of our annual gross income. Because of the magnitude of the derivative income projected for 2006 it was highly likely that we would not satisfy the REIT income tests. In order to resolve this REIT qualification issue, we isolated cash flows received from the residual securities and created a separate security for certain of the bonds that generate derivative income (the “CT Bonds”) and then contributed the CT Bonds from the REIT to our taxable REIT subsidiary. This transaction may add volatility to future reported GAAP earnings because both the interest only residual bonds (“IO Bonds”) and CT Bonds will be evaluated separately for impairment. Historically, the CT Bonds have acted as an economic hedge for the IO Bonds that are retained at the REIT, thus mitigating the impairment risk to the IO Bonds in a rising interest rate environment. As a result of transferring the CT Bonds to the TRS, the IO and CT Bonds will be valued separately creating the risk of earnings volatility resulting from other-than-temporary impairment charges. For example, in a rising rate environment, the IO bond will generally decrease in value while the CT Bond will increase in value. If the decrease in value of the IO Bond is deemed to be other than temporary in nature, we would record an impairment charge through the income statement for such decrease. At the same time, any increase in value of the CT Bond would be recorded in accumulated other comprehensive income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2006 – July 31, 2006	—	—	—	$1,020,082
August 1, 2006 – August 31, 2006	—	—	—	1,020,082
September 1, 2006 – September 30, 2006	—	—	—	1,020,082

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

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

NOVASTAR FINANCIAL, INC.

DATE: November 7, 2006	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2006	/s/ GREGORY S. METZ
Gregory S. Metz, Chief Financial Officer
(Principal Financial Officer)