Form 10-K
period 2006-12-31
NOVASTAR FINANCIAL INC
filed 2007-03-01
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	74-2830661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8140 Ward Parkway, Suite 300, Kansas City, MO	64114
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (816) 237-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Redeemable Preferred Stock	New York Stock Exchange

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $972,533,092, based upon the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange on such date.

The number of shares of the Registrant’s Common Stock outstanding on February 28, 2007 was 37,410,228.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2006.

NOVASTAR FINANCIAL, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

PART I

Safe Harbor Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding management’s beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to successfully integrate acquired businesses or assets with our existing business; our ability to generate sufficient liquidity on favorable terms; the size, frequency and structure of our securitizations; impairments on our mortgage assets; interest rate fluctuations on our assets that differ from our liabilities; increases in prepayment or default rates on our mortgage assets; changes in assumptions regarding estimated loan losses and fair value amounts; our continued status as a REIT; changes in origination and resale pricing of mortgage loans; our compliance with applicable local, state and federal laws and regulations or opinions of counsel relating thereto and the impact of new local, state or federal legislation or regulations, or opinions of counsel relating thereto, or court decisions on our operations; the initiation of margin calls under our credit facilities; the ability of our servicing operations to maintain high performance standards and maintain appropriate ratings from rating agencies; our ability to expand origination volume while maintaining an acceptable level of overhead; our ability to adapt to and implement technological changes; the stability of residential property values; the outcome of litigation or regulatory actions pending against us or other legal contingencies; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K. Other factors not presently identified may also cause actual results to differ. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. This document speaks only as of its date and we expressly disclaim any duty to update the information herein.

Item 1. Business

We are a Maryland corporation formed on September 13, 1996 which operates as a specialty finance company that originates, purchases, securitizes, sells, invests in and services residential nonconforming loans and mortgage-backed securities. We offer a wide range of mortgage loan products to nonconforming borrowers, who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including United States of America government-sponsored entities such as Fannie Mae or Freddie Mac.

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). For so long as we maintain our status as a REIT, we must meet numerous rules established by the Internal Revenue Service (“IRS”). In summary, these rules require us to:

•	Restrict investments to certain real estate related assets;

•	Avoid certain investment trading and hedging activities; and

•	Distribute virtually all REIT taxable income to our shareholders.

As long as we maintain our REIT status, distributions to our shareholders will generally be deductible by us for income tax purposes. This deduction effectively eliminates REIT level income taxes. Management believes that we have met the requirements to maintain our REIT status for 2006 and prior years. We are, however, currently evaluating whether it is in shareholders’ best interests to retain our REIT status.

We operate three core businesses:

•	Mortgage portfolio management;

•	Mortgage lending; and

•	Loan servicing.

Segment information regarding these businesses for the three years ended December 31, 2006 is included in Note 16 to our consolidated financial statements.

Mortgage Portfolio Management

We operate as a long-term mortgage securities and mortgage loan portfolio investor. Our portfolio of mortgage securities includes interest-only, prepayment penalty, and overcollateralization securities retained from our securitizations of nonconforming, single-family residential mortgage loans which we have accounted for as sales, under applicable accounting rules (collectively, the “residual securities”). Our portfolio of mortgage securities also includes subordinated mortgage securities retained from our securitizations and subordinated home equity loan asset-backed securities (“ABS”) purchased from other ABS issuers (collectively, the “subordinated securities”). We finance our investment in these mortgage securities by issuing asset-backed bonds (“ABB”), debt and capital stock and by entering into repurchase agreements. Our mortgage portfolio management operations generate earnings primarily from the interest income generated from our mortgage securities and mortgage loan portfolios.

In 2005 we began retaining various subordinate securities from our securitization transactions. In 2006, we began purchasing subordinated ABS of other ABS issuers. We will continue to acquire, retain, and aggregate ABS with the intention of securing non-recourse long-term financing through collateralized debt obligation (“CDO”) securitizations. In the future, we may enter into derivative transactions referencing third party ABS, commonly referred to as “synthetic” assets. We also intend to retain the risk of the underlying securities by investing in the equity and subordinated debt of CDO securitizations. CDO equity securities bear the first-loss and second-loss credit risk with respect to the securities owned by the securitization entity. Our goal is to leverage our extensive portfolio management experience by purchasing securities that are higher in the capital structure than our residual securities and executing CDOs for long-term non-recourse financing, thereby generating good risk-adjusted returns. We closed our first CDO securitization which was structured as a financing transaction on February 8, 2007, and we expect to continue to purchase securities that are higher in the capital structure and finance them with CDOs.

The long-term mortgage loan portfolio on our balance sheet consists of mortgage loans classified as held-in-portfolio resulting from securitization transactions treated as financings completed in the second and third quarters of 2006 (NHES Series 2006-1 and NHES Series 2006-MTA1). We have financed our investment in these loans by issuing ABB.

The credit performance and prepayment rates of the nonconforming loans underlying our securities, as well as the loans classified as held-in-portfolio, directly affects the profitability of this segment. In addition short-term interest rates have a significant impact on this segment’s profitability.

Mortgage Lending

The mortgage lending operation is significant to our financial results as it produces loans that ultimately collateralize the mortgage securities that we hold in our portfolio. The loans we originate and purchase are sold, either in securitization transactions structured as sales or financing transactions, or are sold outright to third parties. We finance the loans we originate and purchase by using warehouse repurchase agreements on a short-term basis. For long-term financing, we securitize our mortgage loans and issue ABB.

Our mortgage lending operations generate earnings primarily from securitizing and selling loans for a premium. We also earn revenue from fees from loan originations and interest income on mortgage loans held-for-sale. The timing, size and structure of our securitization transactions have a significant impact on the gain on sale recognized and ultimately the profitability of this segment. In addition the market prices for whole loans and short-term interest rates have a significant impact on this segment’s profitability.

Our mortgage lending segment originates and purchases primarily nonconforming, single-family residential mortgage loans. Our mortgage lending operation continues to innovate in loan origination. Our lending decisions are driven by three primary objectives:

•	Originating loans that perform in line with expectations,

•	Maintaining economically sound pricing (profitable coupons), and

•	Controlling costs of origination.

In our nonconforming lending operations, we lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation, previous credit difficulties or higher loan-to-value (“LTV”) ratios. These types of borrowers are generally willing to pay higher mortgage loan origination fees and interest rates than those charged by conventional lenders. Because these borrowers typically use the proceeds of the mortgage loans to consolidate debt and to finance home improvements, education and other consumer needs, loan volume is generally less dependent on general levels of interest rates or home sales and therefore less cyclical than conventional mortgage lending.

Our nationwide loan origination network includes wholesale loan brokers, mortgage lenders, and correspondent institutions, all of which are independent of any of the NovaStar Financial entities, as well as our own direct to consumer operations. Our sales force, which includes account executives in 38 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions from which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer operations channel consists of call centers where we contact potential borrowers as well as a network of branch operations which we acquired in the fourth quarter of 2006 in order to expand this origination channel.

We underwrite, process, fund and service the nonconforming mortgage loans sourced through our network of wholesale loan brokers and mortgage lenders and our direct to consumer operations in centralized facilities.

Loan Servicing

Management believes loan servicing remains a critical part of our business operation because maintaining contact with our borrowers is critical in managing credit risk and for borrower retention. Nonconforming borrowers are more prone to late payments and are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address problems. In addition, borrowers may be motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about NovaStar Financial products to encourage them to refinance with us.

We retain the servicing rights with respect to the loans we securitize. Mortgage servicing yields fee income for us in the form of contractual fees approximating 0.50% of the outstanding balance of loans we service that have been securitized. In addition we receive fees paid by borrowers for normal customer service and processing fees. We also earn interest income on funds we hold as custodian as part of the servicing process.

Market in Which NovaStar Operates and Competes

Over the last ten years, the nonconforming lending market has grown from less than $50 billion annually to approximately $640 billion in 2006 as estimated by Inside Mortgage Finance Publications. A significant portion of nonconforming loans are made to borrowers who are using equity in their primary residence to consolidate installment or consumer debt, or take cash out for personal reasons. The nonconforming market has grown through a variety of interest rate environments. Management estimates that in 2006 we had a 1-2% share of the nonconforming loan market.

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

Interest Rate/Market Risk. Our investment policy goals are to maintain the net interest margin between our assets and liabilities and to diminish the effect of changes in interest rate levels on the market value of our assets.

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

The interest rates under our primary financing sources reset frequently. As of December 31, 2006, rates on a majority of our borrowings adjust daily or monthly off London Inter-Bank Offered Rate (“LIBOR”). On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans have rates that are fixed for some period of time ranging from 2 to 30 years. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential would be significantly affected and impairments may be incurred, as the asset rate resets would lag the borrowing rate resets.

We transfer interest rate agreements at the time of securitization into the securitization trusts to protect the third-party bondholders from interest rate risk and to decrease the volatility of future cash flows related to the securitized mortgage loans. We enter into these interest rate agreements as we originate and purchase mortgage loans in our mortgage lending segment. At the time of a securitization structured as a sale, we transfer interest rate agreements into the securitization trusts and they are removed from our balance sheet. The trust assumes the obligation to make payments and obtains the right to receive payments under these agreements. Generally, net settlement obligations paid by the trust for these interest rate agreements reduce the excess interest cash flows to our residual securities. Net settlement receipts from these interest rate agreements are either used to cover interest shortfalls on the third-party primary bonds or to provide credit enhancement with any remaining funds then flowing to our residual securities. For securitizations structured as financings the derivatives will remain on our balance sheet. Generally, these interest rate agreements do not meet the hedging criteria set forth in accounting principles generally accepted in the United States of America (“GAAP”) while they are on our balance sheet; therefore, we are required to record their change in value as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. Occasionally, we enter into interest rate agreements that do meet the hedging criteria set forth in GAAP. In these instances, we record their change in value, if effective, directly to other comprehensive income on our statement of shareholder’s equity.

Interest Rate Sensitivity Analysis. We model financial information in a variety of interest rate scenarios to assess interest rate sensitivity as an indication of exposure to interest rate risk. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments, is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet. The risks are analyzed on a market value basis.

The following table summarizes management’s estimates of the changes in market value of our mortgage assets and interest rate agreements assuming interest rates were 100 and 200 basis points, or one and two percent higher or lower. The cumulative change in market value represents the change in market value of mortgage assets, net of the change in market value of interest rate agreements. The change in market value of the liabilities on our balance sheet due to a change in interest rates is insignificant since a majority of our short-term borrowings and ABB are adjustable rate; however, as noted above, rapid increases in short-term interest rates would negatively impact the interest-rate spread between our liabilities and assets and, consequently, our earnings.

Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of December 31, 2006:
Change in market values of:
Assets – non trading (B)	$226,262	$105,038	$(78,698)	$(150,481)
Assets – trading (C)	9,999	7,080	(14,120)	(30,707)
Interest rate agreements	(40,018)	(20,946)	23,998	49,264

Cumulative change in market value	$196,243	$91,172	$(68,820)	$(131,924)

Percent change of market value portfolio equity (D)	34.0%	15.8%	(11.9%)	(22.9%)

As of December 31, 2005:
Change in market values of:
Assets – non trading (B)	$95,322	$41,344	$(41,417)	$(84,971)
Assets – trading (C)	1,134	983	(2,837)	(7,512)
Interest rate agreements	(33,502)	(17,365)	20,072	41,616

Cumulative change in market value	$62,954	$24,962	$(24,182)	$(50,867)

Percent change of market value portfolio equity (D)	11.0%	4.4%	(4.2%)	(8.9%)

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio, mortgage securities—available-for-sale and mortgage servicing rights.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of December 31.

Hedging. We use derivative instruments to mitigate the risk of our cost of funding increasing at a faster rate than the interest on the loans. We adhere to an interest rate risk management program that is approved by our Board. This program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of adjustable-rate mortgage loans and related borrowings.

We use interest rate cap and swap contracts to mitigate the risk of the financing expense of variable rate liabilities increasing at a faster rate than the income produced on assets during a period of rising rates. Management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost and risk of hedging transactions and the limitations on our ability to hedge imposed on us by REIT tax requirements.

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

Interest rate cap and swap agreements are legal contracts between us and a third-party firm or “counterparty”. Under an interest rate cap agreement the counterparty agrees to make payments to us in the future should the one-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly or monthly premium payments or have chosen to pay the premiums at the beginning to the counterparties under contract. Each contract has either a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Under interest rate swap agreements we pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

The following table summarizes the key contractual terms associated with interest rate risk management contracts on our balance sheet as of December 31, 2006. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR.

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of December 31, 2006.

Interest Rate Risk Management Contracts

(dollars in thousands)

	Net Fair Value	Total Notional Amount	Maturity Range
			2007	2008	2009	2010	2011
Pay-fixed swaps:
Contractual maturity	$6,527	$1,575,000	$490,000	$720,000	$365,000	$—	$—
Weighted average pay rate		4.9%	4.7%	5.0%	4.9%	—	—
Weighted average receive rate		5.4%	(A )	(A )	(A )	—	—

Interest rate caps:
Contractual maturity	$4,634	$610,000	$80,000	$285,000	$195,000	$40,000	$10,000
Weighted average strike rate		5.0%	4.9%	4.9%	5.0%	5.2%	5.4%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

We had no interest rate agreements with contractual maturities beyond 2011 as of December 31, 2006.

Liquidity/Funding Risk. A significant risk to our mortgage lending operations is the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization, to fund required repurchase requests and margin calls or that we may not be able to securitize our loans or securities upon favorable terms. On a short-term basis, we finance mortgage loans using warehouse repurchase agreements that we maintain with large banking and investment institutions. In addition, we have access to facilities secured by our mortgage securities and servicing advance receivables. For long-term financing, we depend on securitizations and CDOs. Other matters also impact our liquidity and funding risk. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of liquidity risks and resources available to us.

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

Our underwriting guidelines take into consideration the number of times the potential borrower has recently been late on a mortgage payment and whether that payment was 30, 60 or 90 days past due. Factors such as FICO score, bankruptcy and foreclosure filings, debt-to-income ratio, and loan-to-value ratio are also considered. The credit grade that is assigned to the borrower is a reflection of the borrower’s historical credit. Maximum loan-to-value ratios for each credit grade depend on the level of income documentation provided by the potential borrower. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

In 2006, we saw the performance of our 2006 vintage production drop to unacceptable levels. We believe this performance is related to a few key fundamentals such as:

•	Downturn in the housing market

•	Underwriting guidelines that worked in a stronger housing market were no longer effective in the weaker 2006 market

•	Tolerance levels previously allowed for appraisals were no longer effective in the weaker 2006 market

Going forward, the key area of focus for our credit management function is to ensure that the 2007 vintage performs better than 2006 and in line with our expectations. In this regard, we have taken several steps which include:

•	Tightening of underwriting guidelines

•	Enhancing our appraisal review process

•	Identifying loans with unacceptable levels of risk.

Other strategies we use for managing credit risk are to diversify the markets in which we originate, purchase and own mortgage loans and the purchase of mortgage insurance. We have purchased mortgage insurance on a majority of the loans that are held in our portfolio – on the balance sheet and those that serve as collateral for our mortgage securities. The use of mortgage insurance is discussed under “Premiums for Mortgage Loan Insurance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Details regarding loans charged off are disclosed in Note 2 to our consolidated financial statements.

Prepayment Risk. Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the incentive to refinance increases when credit ratings improve. When home values rise, loan-to-value ratios drop, making it more likely that a borrower will do a “cash-out” refinance. Each of these factors increases the chance for higher prepayment speeds.

The majority of our mortgage securities available-for-sale portfolio consists of securities which are “interest-only” in nature. These securities represent the net cash flow – interest income – on the underlying loans in excess of the cost to finance the loans. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our securities.

We mitigate prepayment risk by originating and purchasing loans that include a penalty if the borrower repays the loan in the early months of the loan’s life. A majority of our loans have a prepayment penalty up to but no greater than 80% of six months interest on the principal balance that is being repaid. As of December 31, 2006, 60% of the loans which serve as collateral for our mortgage securities had a prepayment penalty. As of December 31, 2006, 60% of our mortgage loans on our balance sheet had a prepayment penalty. During 2006, 62% of the loans we originated and purchased had prepayment penalties.

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

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We integrate many legal and regulatory requirements into our automated loan origination system to reduce inadvertent non-compliance due to human error. We also maintain policies and procedures, summaries and checklists to help our origination personnel comply with these laws. Our training programs are designed to teach our personnel about the significant laws, rules and regulations that affect their job responsibilities.

U.S. Federal Income Tax Consequences

The following general discussion summarizes the material U.S. federal income tax considerations regarding our qualification and taxation as a REIT. This discussion is based on interpretations of the Code, regulations issued thereunder, and rulings and decisions currently in effect (or in some cases proposed), all of which are subject to change. Any such change may be applied retroactively and may adversely affect the federal income tax consequences described herein. This summary does not discuss all of the tax consequences that may be relevant to particular shareholders or shareholders subject to special treatment under the federal income tax laws. Accordingly, you should consult your own tax advisor regarding the federal, state, local, foreign, and other tax consequences of your ownership of our common stock and our REIT status and any termination of our REIT status, and regarding potential changes in applicable tax laws.

General. Since inception, we have elected to be taxed as a REIT under Sections 856 through 859 of the Code. We believe we have complied, and intend to comply in the future for so long as we remain a REIT, with the requirements for qualification as a REIT under the Code. To the extent that we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on the amount of income or gain that is distributed to shareholders. However, origination and broker operations are conducted through NovaStar Mortgage, which is owned by NFI Holding Corporation, Inc. – a taxable REIT subsidiary (“TRS”). Consequently, all of the taxable income of NFI Holding Corporation, Inc. is subject to federal and state corporate income taxes. In general, a TRS may hold assets that a REIT cannot hold directly and generally may engage in any real estate or non-real estate related business. However, special rules do apply to certain activities between a REIT and its TRS. For example, a TRS will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) amounts paid to a TRS for services are based on amounts that would be charged in an arm’s-length transaction, (ii) fees paid to a REIT by its TRS are reflected at fair market value and (iii) interest paid by a TRS to its REIT is commercially reasonable.

The REIT rules generally require that a REIT invest primarily in real estate related assets, that its activities be passive rather than active and that it distribute annually to its shareholders substantially all of its taxable income. We could be subject to a number of taxes if we failed to satisfy those rules or if we acquired certain types of income-producing real property through foreclosure. Although no complete assurance can be given, we do not expect that we will be subject to material amounts of such taxes.

Failure to satisfy certain Code requirements could cause loss of REIT status. If we fail to qualify, or elect to terminate our status, as a REIT for any taxable year, we would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially.

Qualification as a REIT. Qualification as a REIT requires that we satisfy a variety of tests relating to income, assets, distributions and ownership so long as we remain a REIT. The significant tests are summarized below.

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

Management believes that we were in compliance with both of the income tests for the 2006 and 2005 calendar years.

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

If we inadvertently fail to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause us to lose our REIT status. We could still avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which the discrepancy arose. Management believes that we were in compliance with all of the requirements of both asset tests for all quarters during 2006 and 2005.

Ownership of Common Stock. Our capital stock must be held by a minimum of 100 persons for at least 335 days of each year. In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by 5 or fewer individuals. We use the calendar year as our taxable year for income tax purposes. The Code requires us to send annual information questionnaires to specified shareholders in order to assure compliance with the ownership tests. Management believes that we have complied with these stock ownership tests for 2006 and 2005.

Distributions. To maintain REIT status, we must distribute at least 90% of our taxable income and any after-tax net income from certain types of foreclosure property less any non-cash income. No distributions are required in periods in which there is no taxable income. Management believes that we have complied with these distribution requirements for 2005 and intends to comply with these requirements with respect to 2006 taxable income.

Taxable Income. We use the calendar year for both tax and financial reporting purposes. However, taxable income may, and in our case does, differ from income computed in accordance with GAAP. These differences primarily arise from timing and character differences in the recognition of revenue and expense and gains and losses for tax and GAAP purposes. Additionally, taxable income that is subject to the distribution requirement does not include the taxable income of our TRS, although the subsidiary’s operating results are included in our GAAP results.

Personnel

As of December 31, 2006, we employed 2,048 people. Management believes that relations with its employees are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Investor Relations

8140 Ward Parkway, Suite 300

Kansas City, MO 64114

816.237.7424

Email: ir@novastar1.com

Item 1A. Risk Factors

Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, inflation, technological obsolescence, labor relations, general economic conditions and geopolitical events. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations and our liquidity.

Risks Related to Securitization, Loan Sale, and Borrowing Activities

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our assets through the use of leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, while we will incur leverage only when there is an expectation that it will enhance returns, leveraging magnifies both positive and negative changes in our net worth. In addition, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, our financial condition and our ability to meet minimum REIT dividend requirements will be materially and adversely affected. Furthermore, if we were to liquidate, our debt holders and lenders will receive a distribution of our available assets before any distributions are made to our common shareholders.

An interruption or reduction in the securitization market or our ability to access this market would harm our financial position.

We are dependent on the securitization market for long-term financing of our origination and purchase of mortgage loans and mortgage securities, which we initially finance with our short-term financing. In addition, many of the buyers of our whole loans purchase the loans with the intention of securitizing them. A disruption in the securitization market could prevent us from being able to sell loans or mortgage securities at a favorable price or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, changes in the non-conforming loan market, a terrorist attack, an outbreak of war or other significant event risk, and market specific events such as a default under a comparable type of securitization. Further, poor performance of our previously securitized loans could harm our access to the securitization market.

In addition, a court recently found a lender and securitization underwriter liable for consumer fraud committed by a company to whom they provided financing and underwriting services. In the event other courts or regulators adopted the same liability theory, lenders and underwriters could be named as defendants in more litigation and as a result they may exit the business or charge more for their services, all of which could have a negative impact on our ability to securitize our mortgage loans and mortgage securities and the securitization market in general.

A decline in our ability to obtain long-term funding for our mortgage loans or mortgage securities in the securitization market in general or on attractive terms or a decline in the market’s demand for our mortgage loans or mortgage securities could harm our results of operations, financial condition and business prospects and could result in defaults under our short term financing arrangements for these assets.

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

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm our business.

We are dependent upon several warehouse repurchase agreements to provide short term financing for our origination and purchase of mortgage loans pending their sale or securitization. In addition, we utilize warehouse repurchase agreements for short and medium term financing for our purchase and retention of mortgage securities. Under a warehouse repurchase agreement, we sell an asset and agree to repurchase the same asset at some point in time in the future. Generally, the repurchase agreements we enter into require monthly roll-over repurchase transactions, with a six- to nine-month maximum financing period for mortgage loans and a three-year maximum financing period for securities retained from our mortgage loan securitizations. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the assets. The amount we may borrow under these arrangements is generally 95% to 100% of the asset market value with respect to performing mortgage loans and 70% to 80% of the asset market value with respect to nonperforming mortgage loans. Additionally, the amount we may borrow under these arrangements is generally 40% to 95% of the asset market value with respect to mortgage securities depending on the investment rating.

These warehouse repurchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain our REIT status, and other customary debt covenants. Events of default under these facilities include material breaches of representations and warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools and failure to maintain profitability over consecutive quarters. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we default under any warehouse repurchase agreement under which borrowings are then outstanding, the lenders under substantially all of our existing warehouse repurchase agreements could demand immediate payment of all outstanding amounts pursuant to cross-default provisions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, or any demand by warehouse lenders for immediate payment of outstanding balances, could harm our lending and loan purchase operations and have a material adverse effect on our results of operations, financial condition and business prospects. In addition, an increase in the cost of warehouse financing in excess of any change in the income derived from our mortgage assets could also harm our earnings and reduce the cash available for distribution to our shareholders. In October 1998, the subprime mortgage loan market faced a liquidity crisis with respect to the availability of short-term borrowings from major lenders and long-term borrowings through securitization. At that time, we faced significant liquidity constraints which harmed our business and our profitability. There is no assurance that a comparable situation will not occur in the future.

A decline in the market value of mortgage assets financed under our warehouse finance arrangements may result in margin calls or similar obligations, which may require that we liquidate assets at a disadvantageous time.

When, in a lender’s opinion, the market value of assets subject to a warehouse repurchase agreement decreases for any reason, including a rise in interest rates or general concern about the value or liquidity of the assets, we are required to repay the margin or difference in market value, or post additional collateral. If cash or additional collateral is unavailable to meet margin calls, we may default on our obligations under the applicable repurchase agreement, which would cross-default substantially all of our warehouse repurchase agreements. In that event, our lenders would have the right to liquidate the collateral we provided them to settle the amount due from us and, in general, the right to recover any deficiency from us.

In addition, we utilize warehouse financing arrangements for the accumulation of third-party mortgage-backed securities and related credit default derivatives for purposes of CDO offerings. Under these arrangements, the financing party has the right to liquidate any assets that decline in credit quality or fail to continue to meet eligibility requirements, and the right to liquidate the entire pool of financed assets if the related CDO offering does not occur by a specified date. If a liquidation results in a net loss, we are required to pay to the financing party the amount of the net loss.

In order to obtain cash to satisfy a margin call or a net loss payment obligation, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. In addition, an unplanned liquidation of assets could change our mix of investments, which in turn could jeopardize our REIT status or our ability to rely on certain exemptions under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. Repurchased loans are typically sold at a significant discount to the unpaid principal balance and, prior to sale, can be financed by us, if at all, only at a steep discount to our cost. As a result, significant repurchase activity could harm our liquidity, cash flow, results of operations, financial condition and business prospects.

Recently, we have received an increased number of repurchase and indemnity demands from purchasers of whole loans as a result of borrower fraud and early borrower payment defaults, which has had a negative impact on our results of operations. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective. To the extent that repurchase and indemnity demands continue at this rate or increase, our results of operations and financial condition will be adversely affected.

Our investments in mortgage securities and loans are subject to changes in credit spreads which could adversely affect our ability to realize gains on the sale of such investments and may subject us to margin calls or similar liquidity requirements.

The value of mortgage securities is dependent on the yield demanded on these securities by the market based on their credit relative LIBOR. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate (usually the applicable LIBOR security yield) to value such securities. Under such conditions, the value of our mortgage securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our mortgage securities portfolio would tend to increase.

Our loan portfolio is also subject to changes in credit spreads. The value of these loans is dependent on the yield demanded by the market based on their credit relative to LIBOR. The value of our loans would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield). Conversely, if the spread used to value such loans were to decrease, or “tighten,” the value of our loan portfolio would tend to increase.

A decrease in the value of our loans or mortgage securities would reduce our ability to realize gains upon the sale or securitization of these assets and, with respect to mortgage securities (which are marked to market quarterly), could result in impairments for securities classified as available-for-sale or mark-to-market losses for securities classified as trading.. In addition, a decrease in the value of our mortgage loans or securities reduces the funds available to us in respect of these assets under our warehouse repurchase agreements and may result in margin calls. Further, a decrease in the value of third party mortgage securities that we have accumulated for the purpose of a CDO offering may reduce the availability or attractiveness of the CDO offering, in which case we may be required to seek other forms of potentially less attractive longer-term financing or to liquidate the assets on unfavorable terms.

We retain and assume credit risk under a variety of mortgage securities and similar assets in connection with and as a result of our securitization activities. Significant losses on these assets reduce our earnings, negatively affect our liquidity, and otherwise negatively affect our business.

We retain certain residual securities resulting from our securitizations of mortgage loans, which typically consist of interest-only, prepayment penalty, and overcollateralization bonds. We also retain from our securitizations, as well as purchase from 3rd party ABS issuers, certain investment grade and non-investment grade rated subordinated mortgage securities. The residual securities are typically unrated or rated below investment grade and, as such, involve significant investment risk that exceeds the aggregate risk of the full pool of securitized loans. By holding the residual securities, we retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, the credit performance and prepayment rates of the sub-prime loans underlying these mortgage securities directly affect our returns on these mortgage securities. Significant realized losses from our residual and subordinated mortgage securities could harm our results of operations and financial condition. In addition, because we finance these securities under medium-term warehouse repurchase agreements, decreases in the value of these retained securities may result in margin calls and adversely affect our liquidity.

We invest in or assume financial risk associated with mortgage securities issued by third party residential real estate loan securitization entities, most of which are backed by sub-prime loans. In addition, following a CDO offering, we retain equity or unsecured debt securities of the CDO issuer. We expect to increase our investment in third party mortgage securities and CDO issuer equity and debt securities and, consequently, to increase our credit and prepayment exposure to the assets that underlie these securities. A significant portion of these third party mortgage securities consists of securities that are subordinate to other securities secured by the same pool of assets and, as such, have significant investment risk. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the assets underlying securities issued by securitizations we do not sponsor. If the asset pools underlying any of these securities were to experience poor credit results, the market value of the third party securities that we hold directly and of our equity interest in or unsecured debt of a CDO issuer could decrease. Significant realized losses from third party mortgage securities, directly or indirectly through our interest in a CDO issuer, could harm our results from operations, liquidity, and financial condition.

Further, we may enter into or assume financial risk associated with ABS credit default swaps or similar derivatives, referred to a “synthetic securities,” in contemplation of the transfer of such synthetic securities to a CDO issuer in connection with our CDO offerings. Under these synthetic securities, we may assume, in exchange for a premium, payment and credit risk associated with third party mortgage securities. In addition to the risks associated with the third party securities to which the synthetic security relates, synthetic securities are unsecured and would expose us to the risk of payment default by the swap counterparty and to risks associated with the determination of settlement payments upon a credit event relating to the referenced mortgage securities or other settlement event. In addition, the market for synthetic securities of this type is not highly liquid and, as such, we may not be able to realize the full value of a synthetic security in the event we need to liquidate or dispose of the synthetic security, which could negatively impact our results of operations and financial condition.

Credit results with respect to mortgage assets underlying our securitizations may negatively affect our access to the securitization market on favorable terms, which in turn would harm our financial condition and prospects.

If the non-conforming loan industry continues to experience credit difficulties, our ability to access the securitization market on favorable terms may be negatively affected. In addition if the pools of mortgage loans underlying our securitizations of mortgage loans or indirectly underlying our securitizations of mortgage securities were to experience poor credit results, the securities issued in these securitizations could have their credit ratings down-graded, could suffer losses in market value, and could experience principal losses. In addition to reducing the long-term returns and near-term cash flows from the securities we have retained or acquired in these transactions, any of the foregoing may reduce our ability to sponsor securitization transactions, including CDO offerings, in the future.

Competition in the securitization market may erode our securitization margins, which in turn may adversely affect or harm our financial condition and prospects.

Competition in the business of sponsoring securitizations of the type we focus on is increasing as Wall Street broker-dealers, hedge funds, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Increased competition could reduce our securitization margins. To the extent that our securitization margins erode, our results of operations, financial condition and business prospects will be negatively impacted.

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities could adversely affect our financial position.

Our securitizations of mortgage loans that are structured as sales for financial reporting purposes result in gain recognition at closing as well as the recording of the residual mortgage securities we retain at fair value. As of December 31, 2006 we had retained residual mortgage securities from our securitizations of mortgage loans with a fair value of $349.3 million on our balance sheet.

Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of our residual mortgage securities. It is extremely difficult to validate the assumptions we use in determining the amount of gain on sale and the value of our residual mortgage securities. If our actual experience differs materially from the assumptions that we use to determine our gain on sale or the value of these mortgage securities, our future cash flows, our financial condition and our results of operations could be negatively affected.

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

Changes could be made to current accounting standards, which could affect the way we structure or account for securitizations. For example, if changes were made in the types of transactions eligible for gain on sale treatment, we may have to change the way we account for securitizations, which may harm our results of operations or financial condition.

The rate at which we are able to acquire eligible mortgage loans or mortgage securities and changes in market conditions during asset accumulation may adversely affect our anticipated returns from the securitization of these assets.

We use short term warehouse financing arrangements to finance the acquisition of mortgage loans and mortgage securities until a sufficient quantity of assets is accumulated, at which time we may refinance these lines through a securitization or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period in which the relevant warehouse facility is available for the funding of such assets, a sufficient amount of eligible securities to maximize the efficiency of a securitization. In addition, changes in conditions in the capital markets may make a securitization less attractive to us by the time we do have a sufficient pool of collateral. If we are unable to securitize these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets on unfavorable terms.

Market factors may limit our ability to originate and acquire mortgage assets at yields that are favorable relative to costs.

Despite our experience in the origination and acquisition of mortgage assets and our relationships with brokers and sellers of mortgage assets, we face the risk that we might not be able to originate or acquire mortgage assets that earn interest rates greater than our cost of funds under our short-term borrowings and securitizations, or that we might not be able to originate or acquire a sufficient number of such mortgage assets to maintain our profitability. An inability to originate or purchase sufficient volumes of loans and mortgage securities at a cost lower than the net cash proceeds realized from their sale or securitization would materially harm our results of operations, financial condition and business prospects.

We have recently imposed stricter mortgage loan and borrower requirements, which may result in a decrease in our mortgage loan origination and purchase volumes and, consequently, our loan sale and securitization volumes.

As a result of less favorable economic conditions and an increase in the number of fraudulently obtained loans and borrower defaults, we have tightened our mortgage loan lending and purchase requirements and the processes we undergo to document loans. There may be fewer borrowers and loans that qualify under these revised standards, and we may face increased competition from lenders and loan purchasers with less rigorous standards. As a result, our loan origination and purchase volumes may decline. A decline in our loan origination or purchase volumes would decrease the volume of assets available to us for sale or securitization, which could adversely affect our results of operations and financial condition.

Risks Related to Interest Rates and Our Hedging Strategies

Changes in interest rates may harm our results of operations and equity value.

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Our primary interest rate exposures relate to our mortgage securities, mortgage loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Interest rate changes could adversely affect our results of operations and liquidity in the following ways:

•

a substantial or sustained increase in interest rates could harm our ability to originate or acquire mortgage loans and mortgage securities in expected volumes, which could result in a decrease in our cash flow and in our ability to support our fixed overhead expenses;

•

interest rate fluctuations may harm our earnings and access to capital as the spread between the interest rates we pay on our borrowings and hedges and the interest rates we receive on our mortgage assets narrows;

•	if prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases;

•

when we securitize loans, the value of the residual and subordinated securities we retain and the income we receive from them are based primarily on LIBOR, and an increase in LIBOR increases our funding costs which reduces the net income we receive from, and the value of, these securities;

•

existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, and consequently may experience higher delinquency and default rates, resulting in decreased earnings and decreased value of our mortgage securities;

•

mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm our earnings and the value of our mortgage securities.

In addition, interest rate changes may also impact our net book value as our mortgage securities and related hedge derivatives are marked to market each quarter. Our mortgage loans and debt obligations are not marked to market. Generally, as interest rates increase, the value of our mortgage securities decrease which decreases the book value of our equity. We intend to increase our investment in mortgage securities, which may amplify the impact of interest rate changes on our book value.

Furthermore, shifts in the yield curve, which represents the market’s expectations of future interest rates, also affects the yield required for the purchase of our mortgage securities and therefore their value. To the extent that there is an unexpected change in the yield curve it could have an adverse effect on our mortgage securities portfolio and our financial position and operations.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for operations and for distribution to our shareholders.

There are limits on the ability of our hedging strategy to protect us completely against interest rate risks. When interest rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the hedged items, generally our liabilities. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. We may enter into interest rate cap or swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rates, the type of mortgage assets held, other changing market conditions and, so long as we remain a REIT, compliance with REIT requirements. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for operations and for distribution to our shareholders. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.

Complying with REIT requirements may limit our ability to hedge effectively.

We attempt to minimize exposure to interest rate fluctuations by hedging. The REIT provisions of the Code limit our ability to hedge mortgage assets and related borrowings by requiring us to limit our income in each year from any qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. The interest rate hedges that we generally enter into will not be counted as a qualified asset for the purposes of satisfying this requirement. In addition, under the Code, we must limit our aggregate income from non-qualified hedging transactions and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. In addition, if it is ultimately determined that some of our interest rate hedging transactions are non-qualified under the Code; we may have more than 5% of our annual gross income from non-qualified sources. If we violate the 5% or 25% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. In addition, if we fail to observe these limitations, we could lose our REIT status unless our failure was due to reasonable cause and not due to willful neglect.

Risks Related to Credit Losses and Prepayment Rates

Loans made to nonconforming mortgage borrowers entail relatively higher delinquency and default rates which will result in higher loan losses.

Lenders in the nonconforming mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a relatively higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, will result in higher levels of realized losses than conventional loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance we will bear all costs associated with the loans’ delinquency. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan.

We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk of delinquency and default typically only extends until the borrower makes the first payment but can extend up to the third payment. When we securitize any of our loans, we continue to be exposed to delinquencies and losses, either through our residual interests for securitizations structured as sales or through the loans that remain on our balance sheet for securitizations structured as financings. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase.

We attempt to manage these risks with risk based mortgage loan pricing and appropriate underwriting criteria and policies and loan collection methods. However, as with the broader nonconforming mortgage loan industry, we have recently experienced an increase in borrower delinquencies and defaults, which has adversely affected our cash flows, results of operations and financial condition. While we have taken steps to tighten our underwriting guidelines and procedures, there can be no assurance that these steps will be effective. To the extent that we cannot successfully address these issues, or the increase in delinquencies and defaults becomes more severe, our results of operations and financial condition may be further adversely affected.

We face loss exposure due to fraudulent and negligent acts on the part of loan applicants, employees, mortgage brokers and other third parties.

When we originate or purchase mortgage loans, we rely heavily upon information provided to us by third parties, including information relating to the loan application, property appraisal, title information and employment and income documentation. If any of this information is fraudulently or negligently misrepresented to us and such misrepresentation is not detected by us prior to loan funding, the value of the loan may be significantly lower than we expected. Whether a misrepresentation is made by the loan applicant, the loan broker, one of our employees, or any other third party, we generally bear the risk of loss associated with it. A loan subject to misrepresentation typically cannot be sold and, if sold prior to our detection of the misrepresentation, generally must be repurchased by us. We may not be able to recover losses incurred as a result of the misrepresentation.

As with the broader nonconforming mortgage loan industry, we have recently experienced an increase in exposure due to fraud, which has resulted in an increase in our repurchase and indemnity obligations and has adversely affected our cash flow, results of operations and financial condition. To the extent that we cannot successfully address these issues or the increase in fraud becomes more severe, our results of operations and financial condition may be further adversely affected.

Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be harmed if the demand for this type of refinancing declines.

Approximately 65% of our loan production volume during the year ended December 31, 2006 consisted of cash-out refinancings. Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be reduced if interest rates rise and the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. To the extent interest rates continue to rise, the number of borrowers who would qualify or elect to pursue a cash-out refinancing could be reduced significantly, which will result in a decline in that origination source. Similarly, a decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans and, as a result, our results of operations may be affected.

There are many aspects of credit that we cannot control and our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults and losses. For example, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions, natural disasters, over-leveraging of the borrower, and reduction in personal incomes. Interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, sub-prime loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses.

Our comprehensive underwriting process may not be effective in mitigating these risks and our risk of loss on the underlying loans. Further, expanded loss mitigation efforts in the event that defaults increase could increase our operating costs. In response to increasing default rates recently experienced by us and the nonconforming mortgage loan industry generally, we have enhanced our underwriting policies and procedures, which may decrease our ability to originate and purchase loans. To the extent that these efforts are ineffective to reduce the current level of loan delinquencies and defaults or adversely affect our origination and purchase volumes, our results of operations may be adversely affected.

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

We have invested in and intend to invest in a variety of assets that are related to our current core business, including loans, securities, and related derivatives. We may make investments in debt and equity securities issued by our own and third party CDOs that own various types of assets. These CDOs may invest in manufactured housing loans, sub-prime residential mortgage loans, and other residential mortgage loans backed by lower-quality borrowers, in other loans and receivables, in securities backed by the foregoing, and in credit default derivatives referencing these or other securities. The higher credit and/or prepayment risks associated with these types of investments may increase our exposure to losses. In addition, certain of these assets may be relatively new or unique products, which may increase contractual and liquidity risks.

The federal banking agencies’ final guidance on nontraditional mortgage products may impact our ability to originate, buy, or sell certain nontraditional mortgage loans.

On October 4, 2006, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration issued their final “Interagency Guidance on Nontraditional Mortgage Product Risks” (the “Guidance”). Nontraditional mortgage products are those which allow borrowers to defer payment of principal and sometimes interest. They include what are commonly referred to as “option ARM” loans and interest-only loans.

The Guidance addresses the portfolio risks and consumer protection issues that the federal agencies believe investors and lenders face when making or investing in nontraditional mortgage loans. As a matter of portfolio risk management, the Guidance warns applicable financial institutions that loan terms should be analyzed to ensure a manageable risk level, utilizing sound underwriting standards including an evaluation of factors that may compound the risk, such as reduced documentation programs and the use of second lien mortgages. The analysis of repayment ability “should avoid over-reliance on credit scores as a substitute for income verification in the underwriting process” and should include an analysis of the borrower’s ability to make the payment when it increases to include amortization of the loan.

As a matter of consumer protection, financial institutions subject to the Guidance, when promoting or describing nontraditional mortgage products, are directed to ensure that they provide consumers with marketing materials and at application with information that is designed to help them make informed decisions when selecting and using these products. Lenders subject to the Guidance are instructed that the information they are to provide should apprise consumers of the risk that the monthly payment amounts could increase in the future, and explain the possibility of negative amortization.

While not directly applicable to us, the Guidance may affect our ability to make, buy or sell the nontraditional loans covered by the Guidance. Further, the Guidance is instructive of the regulatory climate concerning those loans and may be adopted in whole or part by other agencies that regulate us. The Guidance reports that the Conference of State Bank Supervisors (“CSBS”) and the State Financial Regulators Roundtable (“SFRR”) are committed to preparing a model guidance document for state regulators of non-depository institutions such as us, which would be “similar in nature and scope” to the Guidance. It is also possible that the Guidance, or certain provisions within it, may be adopted as laws or used as guidance by federal, state or local agencies and that those laws or guidance may be applied to us.

If we are required (either by a regulatory agency or by third-party originators or investors) to make changes to our business practices to comply with the Guidance, it might affect the business activities in which we may engage and the profitability of those activities. Our business could be adversely affected if, as a result of the Guidance, investors from which we purchase loans, or to whom we sell loans, change their business practices and policies relative to nontraditional mortgage products. For example, if entities from which we purchase loans are required to change their origination guidelines thereby affecting the volume, diversity, and quality of loans available for purchase by us, or if purchasers of mortgage loans are required to make changes to the purchasing policies, then our loan volume, ability to sell mortgage loans and profitability, could be adversely affected.

Our interest-only loans may have a higher risk of default than our fully-amortizing loans.

For the year ended December 31, 2006, originations of interest-only loans totaled $1.4 billion, or 13%, of our total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower ultimately defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan. As a result, the likelihood that we would incur a loss on these loans will increase, especially in a declining real estate market.

Current loan performance data may not be indicative of future results.

When making capital budgeting and other decisions, we use projections, estimates and assumptions based on our experience with mortgage loans. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, interest rates, mortgage loan prepayment rates and in losses due to defaults on mortgage loans. These differences and fluctuations could rise to levels that may adversely affect our profitability and financial condition.

Changes in prepayment rates of mortgage loans could adversely affect the return that we are able to achieve on our assets.

The value of our assets may be affected by prepayment rates on our residential mortgage loans and other floating rate assets. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of floating rate assets may, because of the risk of prepayment, benefit less than fixed rate assets from declining interest rates. Conversely, in periods of rising interest rates, prepayments on loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. As a result of all of these factors, changes in prepayment rates could adversely affect our return on our assets.

Geographic concentration of mortgage loans we originate or purchase increases our exposure to risks in those areas.

Over-concentration of loans we originate or purchase in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. Declines in the residential real estate markets in which we are concentrated may reduce the values of the properties collateralizing our mortgages which in turn may increase the risk of delinquency, foreclosure, bankruptcy, or losses from those loans. To the extent that borrowers in a geographic area in which we have made a significant number of loans become delinquent or otherwise default on such loans, our financial condition and results of operations may be adversely affected.

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

A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities evidencing interests in single-family mortgage loans. Because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans tend to be higher during economic slowdowns. Recently, we have experienced an increase in delinquencies and foreclosures. Any sustained period of increased delinquencies or defaults or any sharp increase in the number of delinquencies and defaults could harm our ability to sell loans, the prices we receive for our loans, the values of our mortgage loans held for sale, our ability to finance loan originations and our residual interests in securitizations, which could harm our financial condition and results of operations. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.

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

Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment prohibition or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, we could be required to repurchase these loans and may not be able to sell or liquidate the loans, which could negatively affect our liquidity and financial condition.

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

If we were required to comply with the Investment Company Act, we would be prevented from conducting our business as described in this document by, among other things, substantially limiting our ability to use leverage. The Investment Company Act does not regulate entities that are primarily engaged, directly or indirectly, in a business “other than that of investing, reinvesting, owning, holding or trading in securities,” or that are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the Commission’s current interpretation, in order to qualify for the latter exemption we must maintain at least 55% of our assets directly in “qualifying real estate interests” and at least an additional 25% of our assets in other real estate-related assets or additional qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify as a qualifying real estate interest for the purposes of the 55% requirement. Therefore, to insure that we continue to qualify for the exemption, we may be required to adopt less efficient methods of financing certain of our mortgage assets, we may be required to sell certain mortgage securities at disadvantageous terms, and we may be precluded from acquiring certain types of higher yielding mortgage assets. If we fail to qualify for an applicable exemption from the Investment Company Act, we could not operate our business efficiently under the regulatory scheme imposed by the Investment Company Act. Accordingly, we could be required to restructure our activities which could materially adversely affect our financial condition and results of operations.

Our failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, or other aspects of our business could harm our operations and profitability.

As a mortgage lender, loan servicer and broker, we are subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities and cities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations, to properly program our technology systems and to effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Our failure to comply with these laws and regulations can lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; inability to sell or securitize our loans; demands for indemnification or loan repurchases from purchasers of our loans; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these results could harm our results of operations, financial condition and business prospects.

New legislation could restrict our ability to make, finance and sell mortgage loans, could increase our compliance and origination costs, and could expose us to lawsuits and compliance actions, any of which could harm our earnings and business prospects.

The regulatory environments in which we operate have an impact on the activities in which we may engage, how these activities may be carried out, and the profitability of these activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

Several states, cities or other government entities are considering or have passed laws, regulations or ordinances aimed at curbing lending practices perceived as predatory. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing thresholds for defining a “high-cost” loan and establish enhanced protections and remedies for borrowers who receive such loans. For example, certain of these new or proposed laws and regulations prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures or obtain advice, at the expense of the lender, prior to the consummation of such mortgage loans. Passage of these laws and rules could reduce our loan origination and purchase volumes and could increase our costs. The institutions that provide short-term financing to us generally refuse to finance any loan labeled as a “high cost” loan under any local, state or federal law or regulation. In addition, many whole loan buyers may elect not to purchase these loans, and rating agencies likewise may refuse to rate securities backed by such loans. Accordingly, these laws and rules could severely restrict short-term financing and the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans either in jurisdictions unacceptable to our lenders or the rating agencies or that exceed the newly defined thresholds, which in either case could harm our results of operations and business prospects.

We cannot provide any assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions impact the way in which a loan is underwritten and expose a lender to risks of litigation and regulatory sanction regardless of the care with which a loan is underwritten. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the loans, whether held by us or subsequent holders. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages and penalties that could extend not only to us, but to our secured warehouse lenders, institutional loan purchasers, securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation, which, in turn, could have an adverse affect on the availability of financing to us and our access to securitization and other secondary markets.

Similarly, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use, and security of customer information.

The scope of business activity affected by “privacy” concerns is likely to expand and will affect our non-prime mortgage loan origination business. The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other non-public information provided to us by applicants and borrowers. We adopted a privacy policy and adopted controls and procedures to comply with the law after it took effect on July 1, 2001. Privacy rules also require us to protect the security and integrity of the customer information we use and hold. Although we have systems and procedures designed to help us with these privacy requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, making compliance more difficult or expensive. These requirements also increase the risk that we may be subject to liability for non-compliance.

A number of states are considering privacy amendments that may be more demanding than federal law, and California recently has enacted two statutes — the California Financial Information Privacy Act (also know as SB-1) and the California Online Privacy Protection Act, both of which took effect on July 1, 2004. Under SB-1, a financial company must allow its customers to opt out of the sharing of their information with affiliates in separately regulated lines of business and must receive a customer opt-in before confidential customer data may be shared with unaffiliated companies (subject to certain exceptions). A federal court rejected the effort of three financial trade associations to prevent SB-1 from taking effect, and as of July 1, 2004, the California Department of Financial Institutions announced that it would require immediate compliance with SB-1. Under the new California Online Privacy Act, all operators of commercial websites and online services that allow interaction with California consumers (even if no transactions may be effected online) must post privacy policies meeting statutory requirements. The FTC, which administers the federal privacy rules for mortgage lenders, has determined that privacy laws in several states are not preempted by Gramm-Leach-Bliley, most recently new privacy laws enacted by Vermont and Illinois. In view of the public concern with privacy, we cannot assure you that additional rules that restrict or make more costly our activities and the activities of our vendors will not be adopted and will not restrict the marketing of our products and services to new customers.

Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts, we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. Furthermore, to the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

New regulatory actions affecting the mortgage industry may increase our costs and decrease our mortgage acquisition.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Several state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a settlement agreement with a large subprime mortgage company.

The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states and also agreed to make changes to certain business practices, including the company’s underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this settlement agreement do not apply directly to us; however, federal and state regulatory agencies and private parties might nevertheless expect mortgage companies, including us, to make our business practices consistent with the provisions of the settlement agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, our acquisition practices and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

Changes in Internal Revenue Service regulations regarding the timing of income recognition and/or deductions could materially adversely affect the amount of our dividends.

On September 30, 2004, the IRS released Announcement 2004-75, which describes rules that may be included in proposed IRS regulations regarding the timing of recognizing income and/or deductions attributable to interest-only securities. We believe the effect of these regulations, if adopted, may narrow the spread between book income and taxable income on the interest-only securities we hold and would thus reduce our taxable income during the initial periods that we hold such securities. A significant portion of our mortgage securities—available-for-sale consists of interest-only securities. If regulations are adopted by the IRS that reduces our taxable income in a particular year during which we are a REIT, our dividend paid to common shareholders may be reduced for that year because, so long as we remain a REIT, the amount of our dividend on common stock is entirely dependent upon our taxable income.

If we do not maintain our REIT status, we would be subject to tax as a regular corporation and would otherwise operate as a regular corporation. We conduct a substantial portion of our business through our taxable REIT subsidiaries, which creates additional compliance requirements.

We must comply with numerous complex tests to continue to qualify as a REIT for federal income tax purposes, including the requirement that we distribute 90% of taxable income to our shareholders and the requirement that no more than 5% of our annual gross income come from non-qualifying sources. So long as we remain a REIT, failure to comply with these requirements may subject us to penalty taxes and may put our REIT status at risk. In the event that we fail to maintain or elect to terminate our REIT status, we would be taxed at the corporate level and would not be required to pay out our taxable income in the form of dividends. For any year that we do not generate taxable income, we are not required to declare and maintain dividends to maintain our REIT status.

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

We use cash for originating mortgage loans, to meet minimum REIT dividend distribution requirements, and for other operating needs. Cash is also required to pay interest on our outstanding indebtedness and may be required to pay down indebtedness in the event that the market values of the assets collateralizing our debt decline, the terms of short-term debt become less attractive or for other reasons. If our income as calculated for tax purposes significantly exceeds our cash flows from operations, our minimum REIT dividend distribution requirements could exceed the amount of our available cash. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus adversely affecting our financial condition and results of operations. Furthermore, in an adverse cash flow situation, our REIT status or our solvency could be threatened.

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

Our taxable REIT subsidiaries, including NovaStar Mortgage, expect to earn income from activities that are prohibited for REITs, and will owe income taxes on the taxable income from these activities. For example, we expect that NovaStar Mortgage will earn income from our loan origination and sales activities, as well as from other origination and servicing functions, which would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT. Our taxable REIT subsidiaries are taxable as C corporations and are subject to federal, state and local income tax at the applicable corporate rates on their taxable income, notwithstanding our qualification as a REIT.

In the event that any transactions between us and any of our taxable REIT subsidiaries are not conducted on an arm’s-length basis, we could be subject to a 100% excise tax on certain amounts from such transactions. Any such tax could affect our overall profitability and the amounts of cash available for operations or to make distributions.

We may, at some point in the future, borrow funds from one or more of our corporate subsidiaries. The IRS may recharacterize the indebtedness as a dividend distribution to us by our subsidiary. Any such recharacterization may cause us to fail one or more of the REIT requirements.

We may be harmed by changes in tax laws applicable to REITs or the reduced 15% tax rate on certain corporate dividends may harm us.

Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect.

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

Also, to qualify as a REIT, we must distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). After-tax earnings generated by our taxable REIT subsidiaries and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We expect in some years that we will be subject to the 4% excise tax. We could be required to borrow funds on a short-term basis even if conditions are not favorable for borrowing, or to sell loans from our portfolio potentially at disadvantageous prices, to meet the REIT distribution requirements and to avoid corporate income taxes. These alternatives could harm our financial condition and could reduce amounts available to originate mortgage loans.

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

Our earnings, cash flow, taxable income, GAAP income, book value and dividends can be volatile and difficult to predict. Investors should not rely on past performance, predictions or management beliefs. Although we historically paid a regular common stock dividend, we may reduce or eliminate our dividend payments in the future for a variety of reasons. For example, to the extent that the historic difference between our taxable income and GAAP income is reduced or reversed due to changes in the tax laws, our operating results or otherwise, our dividend could be reduced or eliminated. Furthermore, if we failed, or chose not to satisfy the complex requirements necessary to maintain our REIT status, our dividend may be reduced or eliminated because we would not be required to pay out our taxable income in the form of dividends. We may not provide public warnings of such dividend reductions or eliminations prior to their occurrence. Fluctuations in our current and prospective earnings, cash flow and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect the price of our common stock. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our common stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.

We may not pay common stock dividends to stockholders.

So long as we maintain our status as a REIT, REIT provisions of the Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. If in any year, however, we do not generate taxable income, we are not required to declare and pay common stock dividends to maintain our REIT status. In addition, we are currently evaluating and may decide at a future date to terminate our REIT status, which would cause us to be taxed at corporate levels and to significantly reduce or eliminate regular dividends.

Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of our capital stock to receive a premium for their securities.

In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits, so long as we remain a REIT, any person from acquiring or holding, directly or indirectly, (i) shares of our common stock in excess of 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate outstanding shares of our common stock or (ii) shares of our capital stock in excess of 9.8% in value of the aggregate outstanding shares of our capital stock. These restrictions may inhibit market activity and the resulting opportunity for the holders of our capital stock to receive a premium for their stock that might otherwise exist in the absence of such restrictions.

The market price of our common stock and trading volume may be volatile, which could result in substantial losses for our shareholders.

The market price of our common stock can be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	general market and economic conditions;

•	actual or anticipated changes in residential real estate value;

•

actual or anticipated changes in the delinquency and default rates on mortgage loans, in general, and specifically on the loans we originate or invest in through our mortgage securities-available for-sale;

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

In the future, we expect to access the capital markets from time to time by making additional offerings of securities, including debt instruments, preferred stock or common stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that could limit our ability to make a distribution to common shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our common shareholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Other Risks Related to our Business

Intense competition in our industry may harm our financial condition.

Our loan origination business faces intense competition, primarily from consumer finance companies, conventional mortgage bankers, commercial banks, credit unions, thrift institutions, and other independent wholesale mortgage lenders, including internet-based lending companies and other mortgage REITs. Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a mortgage lending operation such as ours requires a relatively small commitment of capital and human resources, which permits new competitors to enter our markets quickly and to effectively compete with us. Furthermore, national banks, thrifts and their operating subsidiaries are generally exempt from complying with many of the state and local laws that affect our operations, such as the prohibition on prepayment penalties. Thus, they may be able to provide more competitive pricing and terms than we can offer. Any increase in the competition among lenders to originate nonconforming mortgage loans may result in either reduced income on mortgage loans compared to present levels, or revised underwriting standards permitting higher loan-to-value ratios on properties securing nonconforming mortgage loans, either of which could adversely affect our results of operations, financial condition or business prospects. In addition, the government-sponsored entities, Fannie Mae and Freddie Mac, may also expand their participation in the subprime mortgage industry. To the extent they materially expand their purchase of subprime loans, our ability to profitably originate and purchase mortgage loans may be adversely affected because their size and cost-of-funds advantage allows them to purchase loans with lower rates or fees than we are willing to offer.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant majority of our originations of mortgage loans comes from independent brokers. For the year ended December 31, 2006, 86% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Our failure to maintain existing relationships or expand our broker networks could significantly harm our business, financial condition, liquidity and results of operations.

Our reported GAAP financial results differ from the taxable income results that drive our common stock dividend distributions, and our consolidated balance sheet, income statement, and statement of cash flows as reported for GAAP purposes may be difficult to interpret.

We manage our business based on long-term opportunities to earn cash flows. Our common stock dividend distributions are driven by the REIT tax laws and our taxable income as calculated pursuant to the Code. Our reported results for GAAP purposes differ materially, however, from both our cash flows and our taxable income. We transfer mortgage loans or mortgage securities into securitization trusts to obtain long-term non-recourse funding for these assets. When we surrender control over the transferred mortgage loans or mortgage securities, the transaction is accounted for as a sale. When we retain control over the transferred mortgage loans or mortgage securities, the transaction is accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting these transactions are recorded differently. In a securitization transaction accounted for as a sale, we record a gain or loss on the assets transferred in our income statement and we record the retained interests at fair value on our balance sheet. In a securitization transaction accounted for as a secured borrowing, we consolidate all the assets and liabilities of the trust on our financial statements (and thus do not show the retained interest we own as an asset). As a result of this and other accounting issues, shareholders and analysts must undertake a complex analysis to understand our economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may cause trading in our stock to be relatively illiquid or may lead observers to misinterpret our results.

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

In the past we have acquired businesses that we believe are a strategic fit with our business and expect to pursue additional acquisition opportunities in the future. The process of negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could harm our results of operations, financial condition and business prospects.

The inability to attract and retain qualified employees could significantly harm our business.

We depend on the diligence, skill and experience of our top executives, including our chief executive officer, our president and chief operating officer, and our chief investment officer. To the extent that one or more of our top executives are no longer employed by us, our operations and business prospects may be adversely affected. We also depend on our employees who structure our securitizations and who manage our portfolio of mortgage securities. To the extent that we lose the services of these employees, our ability to manage our portfolio business and our profitability will be adversely affected. Further, we rely on our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would harm our results of operations, financial condition and business prospects.

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

We rely heavily upon communications and information systems to conduct our business. Any material interruption, or breach in security, of our communication or information systems or the third-party systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. Additionally, in connection with our loan file due diligence reviews, we have access to the personal financial information of the borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information or if we inadvertently disclosed this information, we potentially could be subject to both private and public legal actions. Our policies and safeguards may not be sufficient to prevent the misappropriation or inadvertent disclosure of confidential information, may become noncompliant with existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.

We may enter into certain transactions at the REIT in the future that incur excess inclusion income that will increase the tax liability of our shareholders.

When we incur excess inclusion income at the REIT, it will be allocated among our shareholders. A shareholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign shareholders. How such income is to be reported to shareholders is not clear under current law. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences of having excess inclusion income allocated to them and are urged to consult their tax advisors.

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

Certain of the residual securities that historically have been held at the REIT generate interest income based on cash flows received from excess interest spread, prepayment penalties and derivatives (i.e., interest rate swap and cap contracts). The cash flows received from the derivatives do not represent qualified income for the REIT income tests requirements of the Code. The Code limits the amount of income from derivative income together with any income not generated from qualified REIT assets to no more than 25% of our gross income. In addition, under the Code, we must limit our aggregate income from derivatives (that are non-qualified tax hedges) and from other non-qualifying sources to no more than 5% of our annual gross income. Because of the magnitude of the derivative income projected for 2006 it was highly likely that we would not satisfy the REIT income tests. In order to resolve this REIT qualification issue, we isolated cash flows received from certain residual securities and created a separate security (the “CT Bonds”). We then contributed the CT Bonds from the REIT to our taxable REIT subsidiary. This transaction may add volatility to future reported GAAP earnings because both the interest only residual bonds (“IO Bonds”) and CT Bonds will be evaluated separately for impairment. Historically, the CT Bonds have acted as an economic hedge for the IO Bonds that are retained at the REIT, thus mitigating the impairment risk to the IO Bonds in a rising interest rate environment. As a result of transferring the CT Bonds to the TRS, the IO and CT Bonds will be valued separately creating the risk of earnings volatility resulting from other-than-temporary impairment charges. For example, in a rising rate environment, the IO bond will generally decrease in value while the CT Bond will increase in value. If the decrease in value of the IO Bond is deemed to be other than temporary in nature, we would record an impairment charge through the income statement for such decrease. At the same time, any increase in value of the CT Bond would be recorded in accumulated other comprehensive income.

Item 1B. Unresolved Staff Comments

        None

Item 2. Properties

Our executive, administrative and loan servicing offices are located in Kansas City, Missouri, and consist of approximately 200,000 square feet of leased office space. The lease agreements on the premises expire in January 2011. The current annual rent for these offices is approximately $4.2 million.

We lease office space for our mortgage lending operations in Lake Forest, California; Independence, Ohio; Richfield, Ohio; Troy, Michigan, Salt Lake City, Utah, Carmel, Indiana and Columbia, Maryland. Currently, these offices consist of approximately 316,444 square feet. The leases on the premises expire from December 2009 through May 2013, and the current annual rent is approximately $5.5 million. In addition the mortgage lending operations have mortgage production offices located in various states with premises lease terms expiring in a range of two months up to 3.5 years.

Item 3. Legal Proceedings

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names us and three of our executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action, and on February 20, 2007, we filed a motion to reconsider with the court. We believe that these claims are without merit and continue to vigorously defend against them.

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

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement. Since not all class members will elect to be part of the settlement, we estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS No. 5, “Accounting for Contingencies”, we recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Accounts payable and other liabilities” on our consolidated balance sheet and included in “Professional and outside services” on our consolidated statement of income.

In December 2005, a putative class action was filed against NMI in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. NMI sought to appeal the grant of class certification; however, a panel of the Ninth Circuit Court of Appeals denied the request for interlocutory appeal so review of the class certification order must wait until after a final judgment is entered, if necessary. The case is set for trial on April 23, 2007. NMI believes that it has valid defenses to plaintiffs’ claims and it intends to vigorously defend against them.

In December 2005, a putative class action was filed against NHMI in the United States District Court for the Middle District of Louisiana entitled Pearson v. NovaStar Home Mortgage, Inc. Plaintiff contends that NHMI violated the federal Fair Credit Reporting Act (“FCRA”) in connection with its use of pre-approved offers of credit. Plaintiff seeks (on his own behalf, as well as for others similarly situated) statutory damages, other nominal damages, punitive damages and attorney’s fees and costs. In January 2007, the named plaintiff and NHMI agreed to settle the lawsuit for a nominal amount.

In February, 2007, two putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name us and three of our executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding our business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired our common stock during the period May 4, 2006 through February 20, 2007. We believe that these claims are without merit and will vigorously defend against them.

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

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2005
First Quarter	$48.15	$32.40	5/2/05	5/27/05	$1.40
Second Quarter	39.98	34.50	7/29/05	8/26/05	1.40
Third Quarter	42.19	32.20	9/15/05	11/22/05	1.40
Fourth Quarter	33.01	26.20	12/14/05	1/13/06	1.40

2006
First Quarter	$33.80	$25.70	5/4/06	5/26/06	$1.40
Second Quarter	37.63	29.08	8/3/06	8/28/06	1.40
Third Quarter	35.60	28.25	9/11/06	11/30/06	1.40
Fourth Quarter	32.81	26.32	9/11/06	12/29/06	1.40

As of February 23, 2007, we had approximately 2,243 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

As long as we remain a REIT, we intend to make distributions to shareholders of all or substantially all of taxable income in each year, subject to certain adjustments, so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, maintenance of REIT status, cost of equity, investment opportunities and other factors as the Board of Directors may deem relevant. Our estimate of 2006 taxable income already distributed to shareholders in the form of dividends is $17 million which includes $1.7 million of preferred dividends paid on January 2, 2007. During 2007, we expect to payout all of our remaining 2006 taxable income, which we currently estimate to be approximately $170 million, in the form of dividends. During the period 2007 through 2011, we expect to recognize little, if any, taxable income as tax losses are realized on our current outstanding securitizations because of the reversal in timing differences between the recognition of GAAP income and taxable income. Further, we do not expect that our recent and future securitizations will result in significant taxable income in the early years due to steps we have taken over the last two years to structure our securitizations to minimize the difference between tax and GAAP income. This combination of our older securitizations maturing and the structuring of our recent and future securitizations will result in minimal taxable income over the next several years. This reduction in taxable income will correspondingly result in little, if any, common stock dividend distributions for those respective years, regardless of whether we remain a REIT. See “Industry Overview and Known Material Trends and Uncertainties” for further discussion regarding future uncertainties surrounding our taxable income.

Recent Sales of Unregistered Securities.

        None

Purchase of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

(dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
October 1, 2006 – October 31, 2006	—	—	—	$1,020
November 1, 2006 – November 30, 2006	—	—	—	1,020
December 1, 2006 – December 31, 2006	—	—	—	1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

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

Selected Consolidated Financial and Other Data

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005(A)	2004(A)	2003(A)	2002(A)
Consolidated Statement of Operations Data:
Interest income	$494,890	$320,727	$230,845	$171,468	$108,227
Interest expense	235,331	80,755	52,482	40,364	27,728
Net interest income before credit (losses) recoveries	259,559	239,972	178,363	131,104	80,499
Credit (losses) recoveries	(30,131)	(1,038)	(726)	389	432
Gains on sales of mortgage assets	41,749	65,148	144,950	144,005	53,305
Gains (losses) on derivative instruments	11,998	18,155	(8,905)	(30,837)	(36,841)
Impairment on mortgage securities – available for sale	(30,690)	(17,619)	(15,902)	—	—
General and administrative expenses	201,261	184,630	168,260	143,512	65,754
Income from continuing operations	77,205	150,827	138,942	111,946	48,212
(Loss) gain from discontinued operations, net of income tax	(4,267)	(11,703)	(23,553)	50	549
Net income available to common shareholders	66,285	132,471	109,124	111,996	48,761
Basic income per share:
Income from continuing operations available to common shareholders	$2.07	$4.86	$5.24	$5.04	$2.32
(Loss) gain from discontinued operations, net of income tax	(0.13)	(0.40)	(0.93)	—	0.03

Net income available to common shareholders	$1.94	$4.46	$4.31	$5.04	$2.35
Diluted income per share:
Income from continuing operations available to common shareholders	$2.04	$4.81	$5.15	$4.91	$2.23
(Loss) gain from discontinued operations, net of income tax	(0.12)	(0.39)	(0.91)	—	0.02

Net income available to common shareholders	$1.92	$4.42	$4.24	$4.91	$2.25

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Mortgage Assets:
Mortgage loans – held-for-sale	$1,741,819	$1,291,556	$747,594	$697,992	$983,633
Mortgage loans – held-in-portfolio	2,116,535	28,840	59,527	94,717	149,876
Mortgage securities – available-for-sale	349,312	505,645	489,175	382,287	178,879
Mortgage securities - trading	329,361	43,738	143,153	—	—
Total assets	5,028,263	2,335,734	1,861,311	1,399,957	1,452,497
Borrowings	4,312,258	1,619,812	1,295,422	1,005,516	1,225,228
Shareholders’ equity	514,570	564,220	426,344	300,224	183,257

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Other Data:
Nonconforming loans originated or purchased, principal	$11,224,088	$9,283,138	$8,424,361	$5,250,978	$2,492,767
Loans securitized, principal	$8,625,318	$7,621,030	$8,329,804	$5,319,435	$1,560,001
Nonconforming loans sold, principal	$2,248,633	$1,138,098	$—	$151,210	$142,159
Loan servicing portfolio, principal	$16,659,784	$14,030,697	$12,151,196	$7,206,113	$3,657,640
Annualized return on assets	1.98%	6.63%	7.08%	7.85%	4.96%
Annualized return on equity	13.52%	28.09%	31.76%	46.33%	31.13%
Taxable net income available to common shareholders (B)	$180,627	$270,432	$250,555	$137,851	$49,511
Taxable net income per common share (B) (C)	$4.85	$8.40	$9.04	$5.64	$2.36
Dividends declared per common share (C)	$5.60	$5.60	$6.75	$5.04	$2.15
Dividends declared per preferred share	$2.23	$2.23	$2.11	$—	$—

(A)	Reclassified to conform to current year presentation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as described in Note 15 to the consolidated financial statements.
(B)	Taxable income for years prior to 2006 are actual while 2006 taxable income is an estimate. For a reconciliation of taxable income to GAAP income see “Income Taxes” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The common shares outstanding as of the end of each period presented are used in calculating the taxable income per common share.
(C)	On January 29, 2003, a $0.165 special dividend related to 2002 taxable income was declared per common share. On December 22, 2004, a $1.25 special dividend related to 2004 taxable income was declared per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of NovaStar Financial, Inc. and the notes thereto included elsewhere in this report.

General Overview

We are a specialty finance company that originates, purchases, securitizes, sells, invests in and services residential nonconforming loans and mortgage-backed securities. We operate through three separate operating segments – mortgage portfolio management, mortgage lending and loan servicing.

We offer a wide range of mortgage loan products to “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. Through our servicing platform, we then service all of the loans in which we retain interests, in order to better manage the credit performance of those loans.

We have elected to be taxed as a REIT under the Code. We must meet numerous rules established by the IRS to retain our status as a REIT. As long as we maintain our REIT status, distributions to shareholders will generally be deductible by us for income tax purposes. This deduction effectively eliminates REIT level income taxes. Management believes we have met the requirements to maintain our REIT status. We are, however, currently evaluating whether it is in shareholders’ best interests to retain our REIT status.

Our net income is highly dependent upon our mortgage securities portfolio, which is generated primarily from the securitization of nonconforming loans we have originated and purchased but also includes third-party mortgage-backed securities we have purchased. These securities represent the right to receive the net future cash flows from a pool of assets consisting primarily of nonconforming loans. As a result, earnings are related to the volume of nonconforming loans and related performance factors for those loans, including their average coupon, borrower default rate and borrower prepayment rate.

The primary function of our mortgage lending operations is to generate nonconforming loans, the majority of which will serve as collateral for our mortgage securities. While our mortgage lending operations generate sizable revenues in the form of gains on sales of mortgage loans and fee income from borrowers and third party investors, the revenue serves largely to offset the related costs.

We also service the mortgage loans we originate and purchase and that serve as collateral for the mortgage securities that we issue. The servicing function is critical to the management of credit risk (risk of borrower default and the related economic loss) within our mortgage portfolio. This operation generates significant fee revenue and interest income from investing funds held as custodian, but its revenue serves largely to offset the cost of this function.

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

Executive Overview of Performance

The 2006 fiscal year proved to be a challenging environment in the mortgage industry. The following macroeconomic factors were significant drivers in our 2006 financial results:

•

Interest rate squeeze – As the Federal Reserve increased interest rates, our cost of funding from 2004 to 2006 increased, while coupons on nonconforming loans did not increase in the same proportion. This squeeze on net interest margins reduced the profitability of mortgage banking.

•

Housing price correction – During 2006 housing price appreciation slowed dramatically. Though varying in severity across regions, the housing correction had widespread effects on the economy, mortgage originations and the ability of homeowners to borrow.

•

Credit performance – With repayment risks no longer offset by rapidly rising home values, delinquencies in the industry began to rise in 2006. These credit issues have caused whole loans to lose some value, affecting the value of and income generated by our portfolio of mortgage loans and securities.

•

Competitive pressures – Profitability in nonprime lending continued to suffer in 2006 as a result of lenders focusing on market share at the expense of margins and underwriting standards. Weaker competitors, including some big ones, have begun to exit the industry.

In our mortgage portfolio management business, returns were negatively affected by the volatile interest rate environment and credit related impairments, resulting in full-year returns in 2006 that were more in line with historic returns for this asset class. We generally expect returns to be near the level of 1% to 1.25% over the long-term. While we are optimistic that returns in 2007 will fall in this range, we are staying focused on the disciplines of risk mitigation should it prove to be another challenging year.

In our mortgage banking business, gain-on-sale margins continued to be tight in 2006 as coupons on originations increased only slightly and mortgage credit quality declined. In 2006, we were able to achieve some success despite the tough market conditions by increasing our production by over 20% compared to 2005 as many competitors either ceased operations or withdrew from the industry due to the difficult operating conditions. We also made significant strides in our campaign to decrease our cost to originate as it decreased from 2.37% in 2005 to 2.03% in 2006. See Table 25 for a reconciliation of our cost of production to general and administrative expenses. We will continue to focus on further efficiencies and productivity improvements in 2007.

As discussed under “Risk Management – Credit Risk” and “Industry Overview and Known Material Trends and Uncertainties”, our 2006 vintage loan originations performed below expectations. We intensified our focus on asset quality as a deterioration of credit performance became apparent in 2006. We underwrite loans with an eye on risk – adjusting guidelines to market changes, keeping a watch on geographic diversity and maintaining loan coupons while competitors decrease their coupons. The credit challenges were greater than expected in 2006, due to the slowdown in housing prices. In response, we have significantly altered our proprietary modeling and underwriting processes in an attempt to minimize losses and enhance asset quality in loan originations going forward.

Over the last several years the REIT’s taxable income has exceeded our GAAP earnings as a result of the difference between tax and GAAP accounting recognition of income on our mortgage securities portfolio. However, over the life of the portfolio, GAAP and tax income will generally be equal. The reversal in timing differences between the recognition of GAAP income and taxable income is occurring and will accelerate as our older vintage securitizations mature. We experienced a decline of taxable income in 2006 of approximately 32 percent from 2005. Furthermore, we expect to recognize little or no taxable income at the REIT during the period from 2007 through 2011. See “Industry Overview and Known Material Trends and Uncertainties” for further discussion on taxable income.

The following selected key performance metrics are derived from our consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Net income available to common shareholders	$66,285	$132,471	$109,124
Net income available to common shareholders, per diluted share	$1.92	$4.42	$4.24
Estimated taxable net income available to common shareholders (A)	$180,627	$270,432	$250,555
Estimated taxable net income available to common shareholders, per share (A)	$4.85	$8.40	$9.04
Cash dividends declared per common share	$5.60	$5.60	$6.75
Nonconforming originations and purchases	$11,224,088	$9,283,138	$8,424,361
Weighted average coupon of nonconforming originations and purchases	8.55%	7.66%	7.63%
Nonconforming loans securitized in transactions structured as sales, principal	$6,075,405	$7,621,030	$8,329,804
Nonconforming loans securitized in transactions structured as financings, principal	$2,549,913	$—	$—
Nonconforming loans sold to third parties, principal	$2,248,633	$1,138,098	$—
Gains on sales of mortgage assets	$41,749	$65,148	$144,950
Net interest yield on assets (B)	1.21%	1.76%	1.70%
Net yield on mortgage securities (C)	29.82%	42.11%	32.77%
Weighted average whole loan price used in the initial valuation of residual interests	101.86	102.00	103.28
Costs of production, as a percent of principal (D)	2.03%	2.37%	2.77%

(A)	The common shares outstanding at the end of each period presented are used in calculating the taxable income per common share. Taxable income for years prior to 2006 are actual while 2006 taxable income is an estimate.
(B)	This metric is defined in Table 21.
(C)	This metric is defined in Table 20.
(D)	This metric is defined in Table 29.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Net income available to common shareholders declined by approximately $66.2 million during 2006 as compared to 2005. The following factors contributed to the decline:

Gains on sales of mortgage assets decreased by $23.4 million from 2005 to 2006. The reasons for this are:

•

Net gains on sales of loans to third parties declined by $10.1 million even though we doubled the volume of loans sold due to the increase in our reserve for losses related to loan repurchases. Because of the increase in loan repurchase requests which resulted from increased delinquencies in our 2006 production, we increased our reserve for future expected losses resulting from these repurchases by $25.4 million from 2005 to 2006.

•

A shift in securitization strategies in 2006 to add qualified assets to our balance sheet to ensure our compliance with certain REIT tests. This decision ultimately resulted in a decrease in securitization sales transaction volume from $7.6 billion for 2005 to $6.1 billion for 2006. During the second quarter of 2006, we structured the NHES Series 2006-1 securitization as well as the NHES 2006-MTA1 securitization as financing transactions instead of our typical sales transactions. As a result of the decline in the volume of loans securitized in sales transactions, our gains from securitizations of mortgage loans declined to $50.2 million for 2006 from $58.8 million for 2005.

•

As default rates have increased so have the assets we acquired through foreclosure (real estate owned). Our losses on sales of real estate owned increased by $6.3 million in 2006 from 2005 as a result of the deteriorating credit quality of our portfolio.

Although the overall balance of our mortgage securities increased in 2006 from 2005 because of the purchase and retention of subordinated securities, our interest income from our securities portfolio as well as the net yield on these securities declined in 2006. Interest income – mortgage securities decreased by $24.0 million from 2005 and the net yield also decreased by 12.29% from 2005. These declines can be attributed to the following main factors:

•

The estimated fair value of our residual securities decreased by $160.2 million from 2005 to 2006. This was caused by erosion of the portfolio being much greater than the initial value of our newly retained residual securities. Because of the higher credit loss expectancies of the 2006 production as well as the tightening of margins, the residual securities we retained from our 2006 securitization deals as a percentage of the collateral balance delivered decreased by 1.2%. Also contributing to this decrease was the $1.5 billion decrease in loans securitized in transactions structured as sales from 2005 to 2006. Significant erosion of the fair value of our portfolio has been driven by higher expected credit losses throughout the entire portfolio as well as normal paydowns.

•

The addition of lower-yielding mortgage securities to our portfolio. The mortgage securities – available-for-sale (residual interests) we retained from our most recent securitizations are accreting income at lower yields than many of our older securities due to margin compression and higher credit loss expectancies. Also, we increased our trading securities portfolio by $285.6 million and the yields on our trading securities are generally lower than the yields on our mortgage securities – available-for-sale.

Our portfolio management focus continues to be on managing a portfolio to deliver attractive risk-adjusted returns. The net yield on our mortgage securities portfolio is highly dependent on market conditions and the types of securities in which we invest.

Higher expected credit losses contributed to impairments to our mortgage securities available-for-sale portfolio increasing by $13.1 million from 2005 to 2006. As can be seen by our increase in credit loss assumptions as well as our high provision for credit losses, we are beginning to see the effects of a cooling housing market on mortgage credit quality.

We increased our provision for credit losses by approximately $29.1 million during 2006 from 2005 due to $2.7 billion of securitizations structured as financing transactions we executed in 2006. Our provision for credit losses significantly offset the positive impact to interest income yielded by these transactions.

The rise in short-term interest rates in 2006 was much less than 2005. This resulted in a $6.2 million decrease in the gains we recognized on derivative instruments which did not qualify for hedge accounting during 2006 compared to 2005.

Industry Overview and Known Material Trends and Uncertainties

Described below are some of the marketplace conditions and known material trends and uncertainties that may impact our future results of operations.

Despite the cyclical downturn, we believe the mortgage business will continue to be a pillar of the U.S. economy. The value of homes, even after a correction, represents the largest asset of most American families. Inside Mortgage Finance Publications estimated nonprime originations at more than $600 billion in 2006, roughly one-fifth of total mortgage lending in the United States.

The following trends have become evident in the business environment in which we operate and could have a significant impact on our financial condition, results of operations and cash flows:

•

Industry publications have predicted that borrower delinquencies and credit deterioration will continue into 2007 with a positive trend beginning in 2008. In the meantime, the key area of focus for our mortgage banking operation is to ensure that the 2007 vintage performs better than 2006 and in line with our expectations. In this regard, we have significantly altered our proprietary model and underwriting guidelines and processes in an attempt to minimize losses and enhance asset quality in loan originations going forward.

•

Various industry publications also predict that growth in the nonconforming origination market will be relatively flat in 2007 with some publications predicting a slight decline. Additionally, our origination volume could be negatively impacted by our tightening of underwriting guidelines as fewer borrowers may qualify for loans and as brokers adjust to these tighter guidelines. Our ability to increase the size of our securitized mortgage loan portfolio, which drives our mortgage securities portfolio, could prove difficult under these tighter conditions. We continue to pursue opportunities to increase our market share in the nonconforming market, including the acquisition or new development of businesses. We also believe there are opportunities to increase our market share as the number of competitors decline as a result of the difficult operating conditions. As we explore opportunities for growth, generating good risk-adjusted returns for shareholders remains our focus.

•

The nonprime market remains very competitive and will likely continue to see pressure on margins as the market normalizes. We see potential for a more rational business environment as some overly aggressive competitors have either ceased operations or withdrawn from the industry. Our ability to generate acceptable risk-adjusted returns is very dependent on the movement in these margins.

•

Home sales growth and home price appreciation both significantly declined throughout 2006. For 2007, many economists are expecting home-price growth to continue its decline in some markets which had experienced substantial growth. This could have a significant impact on origination growth in our mortgage lending segment, as well as, prepayment speed and credit loss assumptions on the mortgage securities held by our mortgage portfolio management segment.

•

As a result of the many uncertainties in the subprime mortgage market (i.e. home price appreciation, home sales, credit quality, interest rates), and their impact to the securitization market, we may allocate more capital to mortgage assets which are higher in the capital structure as well as synthetic assets. We also may sell more of our loan production to third parties and we may even sell all or a portion of the residual securities we retain from our securitizations until we begin to see a more rational market.

•

During 2005 and 2006 we retained various subordinate investment-grade securities from our securitization transactions that were previously held in the form of overcollateralization bonds. We also purchased subordinated securities from other asset-backed securities (“ABS”) issuers. We will continue to retain, acquire and aggregate various types of ABS as well as synthetic assets with the intention of securing non-recourse long-term financing through securitizations while retaining the risk of the underlying securities by investing in the equity and subordinated debt pieces of the collateralized debt obligation (“CDO”). CDO equity securities bear the first-loss and second-loss credit risk with respect to the securities owned by the securitization entity. Our goal is to leverage our extensive portfolio management experience for shareholders by purchasing securities that are higher in the capital structure than our residual securities and executing CDOs for long-term non-recourse financing, thereby generating good risk-adjusted returns for shareholders. As discussed in Note 24 to the consolidated financial statements, we executed our first CDO securitization on February 8, 2007.

•

As discussed under “Executive Overview of Performance”, over the last several years the REIT’s taxable income has exceeded GAAP earnings as a result of the timing difference between tax and GAAP accounting recognition of income on our mortgage securities portfolio. Generally, this timing difference is created by a variety of factors including the deferred recognition of losses in computing the yield on these securities for tax purposes. However, over the life of the portfolio, GAAP and tax income will generally be equal. The reversal in timing differences between the recognition of GAAP income and taxable income is occurring and will accelerate as our older vintage securitizations mature. We experienced a decline of taxable income in 2006 of approximately 32 percent from 2005. Furthermore, we expect to recognize little or no taxable income at the REIT during the period from 2007 through 2011. Given this outlook, and the operating efficiencies to be gained through operating as a traditional C corporation, we are currently evaluating whether it is in shareholders’ best interest to retain our REIT status. In order to voluntarily revoke REIT status, we must file such revocation with the Internal Revenue Service within 90 days of the beginning of the first tax year for which the revocation is to be effective. We will continue to be subject to the REIT dividend distribution requirements for the year prior to the year in which the revocation is effective. For example, if we elect to revoke our REIT status for 2008, we would still be required to distribute at least 90 percent of our 2007 taxable income by the end of 2008 in order to retain REIT status for 2007.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are provided in Note 1 to our consolidated financial statements. Our critical accounting estimates impact each of our three reportable segments; our mortgage portfolio management, mortgage lending and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate and purchase in pools to serve as collateral for issued asset-backed bonds. In a mortgage security securitization (also known as a “resecuritization”), we combine mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

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

For purposes of valuing our residual securities, it is important to know that beginning with our 2002 vintage securitization transactions we not only have transferred loans to the trust, but we have also transferred interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction we enter into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

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

The weighted average net whole loan market price used in the initial valuation of our retained securities was 101.86 for the year ended December 31, 2006 as compared to 102.00 and 103.28 for the years ended December 31, 2005 and 2004, respectively. The weighted average initial implied discount rate was 15% for the years ended December 31, 2006 and 2005. If the whole loan market price used in the initial valuation of our residual securities for the year ended December 31, 2006 had been increased or decreased by 50 basis points, the initial value of our residual securities and the gain we recognized would have increased or decreased by $30.4 million.

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

The subordinated securities we retain in our securitization transactions have a stated principal amount and interest rate. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. Because the subordinated securities are rated lower than AA, they are considered low credit quality and we account for the securities based on guidance set forth from Emerging Issuance Task Force 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) using the effective yield method. The fair value of the subordinated securities is based on third-party quotes.

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

The market discount rates we are using to initially value our residual securities have declined since 2005. As of December 31, 2006, the weighted average discount rate used in valuing our residual securities was 16% as compared to 18% for December 31, 2005. The weighted-average constant prepayment rate used in valuing our residual securities as of December 31, 2006 was 47% versus 49% as of December 31, 2005. If the discount rate used in valuing our residual securities as of December 31, 2006 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by $14.7 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by $15.9 million.

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

Allowance for Credit Losses. An allowance for credit losses is maintained for mortgage loans held-in-portfolio. The amount of the allowance is based on the assessment by management of probable losses incurred based on various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management regarding key economic indicators are highly uncertain and involve a great deal of judgment.

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

Reserve for Losses – Loans Sold to Third Parties. We maintain a reserve for the representation and warranty liabilities related to loans sold to third parties, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the consolidated balance sheet, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the contractual obligation. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the consolidated statements of income as a reduction of gains on sales of mortgage assets.

Derivative Instruments and Hedging Activities. Our strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk). Our primary goals for managing interest rate risk are to maintain the net interest margin spread between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. Generally the interest rate swap and interest rate cap agreements we use have an active secondary market, and none are obtained for a speculative nature. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended)(“SFAS 133”), standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings.

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

The fair value of MSRs is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the greatest impact on the fair value of MSRs. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs. Conversely, as interest rates rise, prepayments typically slow down, which generally results in an increase in the fair value of MSRs. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSRs is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Financial Condition as of December 31, 2006 and December 31, 2005

Mortgage Loans - Held-for-Sale.

The following table summarizes the activity of our mortgage loans classified as held-for-sale for the years ended December 31, 2006 and 2005.

Table 2 — Rollforward of Mortgage Loans - Held-for-Sale

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005
Beginning principal balance	$1,238,689	$719,904
Originations and purchases	11,233,844	9,282,404
Borrower repayments	(77,490)	(9,908)
Sales to third parties	(2,248,633)	(1,156,216)
Sales in securitizations	(6,075,405)	(7,621,030)
Transfers to real estate owned	(15,376)	(712)
Repurchase of mortgage loans from securitization trusts	192,821	13,976
Transfers of mortgage loans (to) from held-in-portfolio	(2,616,559)	10,271

Ending principal balance	1,631,891	1,238,689
Loans under removal of accounts provision	107,043	44,382
Net Premium	7,891	12,015
Allowance for the lower of cost or fair value	(5,006)	(3,530)

Mortgage loans held-for-sale	$1,741,819	$1,291,556

Our portfolio of mortgage loans held-for-sale increased to $1.7 billion at December 31, 2006 from $1.3 billion at December 31, 2005. This increase is a result of a larger volume of originations and purchases during 2006 as well as the timing of our securitizations.

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans classified as held-for-sale as of December 31, 2006 and 2005.

Table 3 — Mortgage Loans – Held-for-Sale by FICO Score

(dollars in thousands)

	As of December 31, 2006			As of December 31, 2005
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value
FICO score not available	$577	10.89%	63.0%	$900	10.52%	80.3%
540 and below	134,147	9.68	79.7	78,250	9.40	76.4
540 to 579	248,559	9.21	81.4	149,150	9.03	79.5
580 to 619	336,457	8.90	84.6	231,002	8.50	81.6
620 to 659	392,316	8.60	84.7	301,879	8.01	82.1
660 and above	519,835	8.11	83.1	477,508	7.49	81.8

Total	$1,631,891	8.69%	83.2%	$1,238,689	8.11%	81.2%

The following table provides information on the collateral location for our loans classified as held-for-sale as of December 31, 2006 and December 31, 2005.

Table 4 — Mortgage Loans – Held-for-Sale by Collateral Location

As of December 31, 2006		As of December 31, 2005
Collateral Location	Percent of Total	Collateral Location	Percent of Total
Florida	19%	California	22%
California	12	Florida	21
Michigan	5	Virginia	5
Maryland	4	Maryland	5
All other states (each less than 4% of total)	60	All other states (each less than 5% of total)	47

Total	100%	Total	100%

The following table provides information on the product type for our loans classified as held-for-sale as of December 31, 2006 and 2005.

Table 5 — Mortgage Loans – Held-for-Sale by Product Type

(dollars in thousands)

	As of December 31,
Product Type	2006	2005
2-Year Fixed	$621,108	$601,626
2-Year Fixed 40/30	301,488	35,525
30-Year Fixed	220,473	127,276
MTA (Option ARM)	177,032	90,596
2-Year Fixed Interest-only	140,899	265,664
30/15-Year Fixed	68,225	76,148
Other Products	102,666	41,854

Total	$1,631,891	$1,238,689

The following table provides delinquency information for our loans classified as held-for-sale as well as assets acquired through foreclosure (real estate owned) as of December 31, 2006 and 2005.

Table 6 — Mortgage Loans – Held-for-Sale Delinquencies and Real Estate Owned

(dollars in thousands)

	As of December 31,
	2006		2005
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$1,613,112	99%	$1,236,848	100%
30-59 days delinquent	5,777	—	474	—
60-89 days delinquent	1,351	—	209	—
90 + days delinquent	1,349	—	283	—
In process of foreclosure	10,302	1	875	—

Total principal	$1,631,891	100%	$1,238,689	100%

Real estate owned	$12,110		$529

Mortgage Loans - Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the years ended December 31, 2006 and 2005.

Table 7 — Rollforward of Mortgage Loans - Held-in-Portfolio

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005
Beginning principal balance	$29,084	$58,859
Borrower repayments	(551,796)	(16,673)
Capitalization of interest	29,541	—
Transfers of mortgage loans from (to) held-for-sale	2,616,559	(10,271)
Transfers to real estate owned	(21,620)	(2,831)

Ending principal balance	2,101,768	29,084
Net unamortized premium	37,219	455

Amortized cost	2,138,987	29,539
Allowance for credit losses	(22,452)	(699)

Mortgage loans held-in-portfolio	$2,116,535	$28,840

Our portfolio of mortgage loans held-in-portfolio increased to $2.1 billion at December 31, 2006 from $28.8 million at December 31, 2005. During the first quarter of 2006 we transferred mortgage loans with a principal balance of $2.6 billion from the held-for-sale classification to the held-in-portfolio classification due to our change in securitization strategies with respect to these loans. Included in this total is approximately $1.0 billion of monthly treasury average (MTA) loans we purchased during the period. During the second quarter of 2006 we completed two securitization transactions structured as financings using these loans as the underlying collateral.

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans classified as held-in-portfolio as of December 31, 2006 and 2005.

Table 8 — Mortgage Loans – Held-in-Portfolio by FICO Score

(dollars in thousands)

	As of December 31, 2006			As of December 31, 2005
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value
FICO score not available	$14,605	7.85%	73.6%	$892	10.35%	76.8%
540 and below	79,552	9.66	75.6	4,283	10.23	77.5
540 to 579	163,578	9.25	78.3	5,581	10.01	80.6
580 to 619	255,777	8.81	81.0	8,718	9.84	83.6
620 to 659	368,232	8.24	79.5	5,781	9.65	81.1
660 and above	1,220,024	8.09	77.4	3,829	9.44	80.2

Total	$2,101,768	8.35%	78.2%	$29,084	9.85%	81.0%

The following table provides information on the collateral location for our loans classified as held-in-portfolio as of December 31, 2006 and 2005.

Table 9 — Mortgage Loans – Held-in-Portfolio by Collateral Location

As of December 31, 2006		As of December 31, 2005
Collateral Location	Percent of Total	Collateral Location	Percent of Total
California	42%	Florida	12%
Florida	19	North Carolina	8
All other states (each less than 5% of total)	39	All other states (each less than 8% of total)	80

Total	100%	Total	100%

The following table provides information on the product type for our loans classified as held-in-portfolio as of December 31, 2006 and 2005.

Table 10 — Mortgage Loans – Held-in-Portfolio by Product Type

(dollars in thousands)

	As of December 31,
Product Type	2006	2005
MTA (Option ARM)	$1,042,415	$—
2-Year Fixed	608,188	7,332
2-Year Fixed Interest-only	190,349	—
30-Year Fixed	135,576	7,551
Other Products	125,240	14,201

Total	$2,101,768	$29,084

The following table provides delinquency information for our loans classified as held-in-portfolio as well as assets acquired through foreclosure (real estate owned) as of December 31, 2006 and 2005.

Table 11 — Mortgage Loans – Held-in-Portfolio Delinquencies and Real Estate Owned

(dollars in thousands)

	As of December 31,
	2006		2005
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$2,013,541	96%	$26,098	90%
30-59 days delinquent	29,316	1	914	3
60-89 days delinquent	15,593	1	657	2
90 + days delinquent	5,080	—	387	1
In process of foreclosure	38,238	2	1,028	4

Total principal	$2,101,768	100%	$29,084	100%

Real estate owned	$19,472		$1,052

Mortgage Securities Available-for-Sale.

The following tables summarize our mortgage securities – available for sale portfolio and the current assumptions and assumptions at the time of securitization as of December 31, 2006 and 2005:

Table 12 — Valuation of Individual Mortgage Securities – Available-for-Sale and Assumptions

(dollars in thousands)

As of December 31, 2006

Securitization Trust	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2002-3	$3,384	$56	$3,440	20%	35%	0.4%	20%	30%	1.0%
2003-1	9,398	418	9,816	20	32	1.3	20	28	3.3
2003-2	5,458	2,450	7,908	20	31	0.8	28	25	2.7
2003-3	5,255	254	5,509	20	29	0.8	20	22	3.6
2003-4	3,509	1,513	5,022	20	38	1.0	20	30	5.1
2004-1	13,511	3,170	16,681	20	47	1.3	20	33	5.9
2004-1 (D)	132	—	132	20	N/A	N/A	N/A	N/A	N/A
2004-2	14,321	4,492	18,813	20	47	1.3	26	31	5.1
2004-2 (D)	1,322	60	1,382	20	N/A	N/A	N/A	N/A	N/A
2004-3	24,939	8,982	33,921	19	48	1.5	19	34	4.5
2004-4	16,237	8,684	24,921	20	56	1.3	26	35	4.0
2005-1	20,525	4,558	25,083	15	60	1.7	15	37	3.6
2005-2	13,831	67	13,898	13	54	1.5	13	39	2.1
2005-3	13,047	1,169	14,216	15	51	1.5	15	41	2.0
2005-3 (C)	47,814	(1,131)	46,683	N/A	N/A	N/A	N/A	N/A	N/A
2005-3 (D)	6,423	1,473	7,896	15	N/A	N/A	N/A	N/A	N/A
2005-4	11,087	1,194	12,281	15	49	2.0	15	43	2.3
2005-4 (D)	5,278	1,143	6,421	15	N/A	N/A	N/A	N/A	N/A
2006-2	13,835	—	13,835	15	46	3.2	15	44	2.4
2006-3	13,746	—	13,746	15	45	4.3	15	43	3.0
2006-4	19,019	—	19,019	15	45	3.5	15	43	2.9
2006-5	22,181	—	22,181	15	44	4.8	15	43	3.9
2006-6	26,508	—	26,508	15	42	3.9	15	41	3.7

Total	$310,760	$38,552	$349,312

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Consists of the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represent CT Bonds.

As of December 31, 2005

Securitization Trust	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2000-1	$521	$596	$1,117	15%	36%	1.3%	15%	27%	1.0%
2000-2	—	907	907	15	37	1.0	15	28	1.0
2001-1	—	1,661	1,661	20	40	1.3	20	28	1.2
2001-2	—	3,701	3,701	20	31	0.7	25	28	1.2
2002-1	1,632	2,184	3,816	20	41	0.7	20	32	1.7
2002-2	2,415	542	2,957	20	43	1.4	25	27	1.6
2002-3	4,127	1,132	5,259	20	44	0.4	20	30	1.0
2003-1	30,815	5,941	36,756	20	39	1.3	20	28	3.3
2003-2	11,043	8,330	19,373	20	39	0.8	28	25	2.7
2003-3	18,261	6,860	25,121	20	37	0.7	20	22	3.6
2003-4	11,070	12,191	23,261	20	46	0.8	20	30	5.1
2004-1	17,065	13,142	30,207	20	56	1.3	20	33	5.9
2004-2	18,368	13,432	31,800	20	55	1.4	26	31	5.1
2004-3	36,502	17,287	53,789	19	53	1.5	19	34	4.5
2004-4	34,473	16,102	50,575	20	54	1.5	26	35	4.0
2005-1	44,387	8,481	52,868	15	53	1.8	15	37	3.6
2005-2	37,377	1,296	38,673	13	51	1.5	13	39	2.1
2005-3	46,627	—	46,627	15	47	2.0	15	41	2.0
2005-3 (C)	45,058	(2,247)	42,811	N/A	N/A	N/A	N/A	N/A	N/A
2005-4	34,366	—	34,366	15	43	2.3	15	43	2.3

Total	$394,107	$111,538	$505,645

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Consists of the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.

As of December 31, 2006 and 2005 the fair value of our mortgage securities – available-for-sale was $349.3 million and $505.6 million, respectively. The decline is mostly due to compressed margins, credit impairments and normal paydowns. During 2006 and 2005 we retained residual mortgage securities – available-for-sale with a cost basis of $155.0 million and $289.5 million, respectively, from securitizations treated as sales during the year. This decrease is primarily due to the fact that we structured two securitizations as on-balance sheet transactions during 2006. During 2006 and 2005 we recognized impairments on mortgage securities – available-for-sale of $30.7 million and $17.6 million, respectively. The increase in impairments was caused by deterioration in credit quality of the loans in our portfolio. See Note 4 to the consolidated financial statements for a summary of the activity in our mortgage securities portfolio.

The previous tables demonstrate how the increase in housing prices from 2002 through 2005 positively impacted our security performance and how the current deterioration in the housing market is negatively impacting this performance. An increase in home prices will generally lead to an increase in prepayment rate assumptions as well as a decrease in expected credit loss assumptions. As home prices change in the future our prepayment and loss assumptions will likely change. Table 20 provides additional detail regarding the yields on our mortgage securities available-for-sale.

We have experienced periods prior to 2004 when the interest expense on asset-backed bonds declined significantly due to reductions in short-term interest rates. As a result, the spread between the coupon interest and the bond cost was unusually high and our cost basis in many of our older mortgage securities was significantly reduced due to the dramatic increase in cash flows. When our cost basis in the residual securities reaches zero, the remaining future cash flows received on the securities are recognized entirely as income. This was the case of the residual securities we retained from the 2000-2, 2001-1 and 2001-2 securitizations at December 31, 2005 as shown in the table above.

During the first quarter of 2006, to ensure we maintained our REIT qualification, we contributed certain bonds from the REIT to the TRS. We isolated derivative cash flows received from certain residual securities and created the CT Bonds. We then contributed the CT Bonds from the REIT to our TRS. This transaction may add volatility to future reported GAAP earnings because both the IO Bonds and CT Bonds will be evaluated separately for impairment. Historically, the CT Bonds have acted as an economic hedge for the IO Bonds that are retained at the REIT, thus mitigating the impairment risk to the IO Bonds in a rising interest rate environment. As a result of transferring the CT Bonds to the TRS, the IO and CT Bonds will be valued separately creating the risk of earnings volatility resulting from other-than-temporary impairment charges. For example, in a rising rate environment, the IO bond will generally decrease in value while the CT Bond will increase in value. If the decrease in value of the IO Bond is deemed to be other than temporary in nature, we would record an impairment charge through the income statement for such decrease. At the same time, any increase in value of the CT Bond would be recorded in accumulated other comprehensive income.

Summary of Securitizations.

The following tables provide a summary of the loans collateralizing our securitizations structured as sales as well as the outstanding asset backed bonds which were outstanding at December 31, 2006 and 2005:

Table 13 — Summary of Securitizations

(dollars in thousands)

As of December 31, 2006

Securitization Trust	Issue Date	Loan Collateral				Asset Backed Bonds
		Original Principal	Current Principal	Weighted Average Coupon	Percent of Loans With Prepayment Penalties	Prepayment Penalty Period for Loans w/ Penalty (Yrs.)	Remaining Principal	Weighted Average Interest Rate	Estimated Months to Call
NMFT Series:
2002-3	9/27/2002	$750,003	$73,038	8.92%	39%	0.25	$69,709	6.05%	3
2003-1	2/27/2003	1,300,141	173,155	8.09	38	0.34	161,034	6.17	10
2003-2	6/12/2003	1,499,998	214,894	7.92	41	0.52	205,224	6.14	13
2003-3	9/16/2003	1,499,374	282,333	7.62	41	0.64	273,863	6.23	23
2003-4	11/20/2003	1,499,732	260,628	8.27	36	0.62	253,505	6.37	15
2004-1	3/11/2004	1,750,000	309,992	9.01	41	0.49	287,573	6.39	12
2004-2	6/16/2004	1,399,999	274,380	9.06	54	0.63	249,761	6.33	14
2004-3	9/9/2004	2,199,995	496,297	9.31	50	0.65	452,297	6.38	16
2004-4	11/18/2004	2,500,000	642,881	9.43	38	0.31	613,188	6.22	16
2005-1	2/22/2005	2,100,000	903,930	7.75	42	0.29	879,083	5.83	20
2005-2	5/27/2005	1,799,992	972,061	7.65	73	0.49	963,061	5.80	27
2005-3	9/22/2005	2,499,983	1,566,120	7.45	71	0.67	1,499,111	5.72	32
2005-4	12/15/2005	1,599,999	1,109,493	7.89	70	0.84	1,056,693	5.69	36
2006-2	6/19/2006	1,021,102	870,831	8.76	68	1.11	852,451	5.54	42
2006-3	6/29/2006	1,100,000	992,739	8.97	67	1.21	967,989	5.55	45
2006-4	8/29/2006	1,025,359	951,206	9.25	60	1.15	922,495	5.52	45
2006-5	9/28/2006	1,300,000	1,250,254	9.37	61	1.24	1,218,404	5.55	48
2006-6	11/30/2006	1,250,000	1,242,134	9.06	63	1.38	1,209,009	5.55	52

Total		$28,095,677	$12,586,366	8.52%	60%	0.84	$12,134,450	5.77%

As of December 31, 2005

		Loan Collateral					Asset Backed Bonds
Securitization Trust	Issue Date	Original Principal	Current Principal	Weighted Average Coupon	Percent of Loans With Prepayment Penalties	Prepayment Penalty Period for Loans w/ Penalty (Yrs.)	Remaining Principal	Weighted Average Interest Rate	Estimated Months to Call
NMFT Series:
2000-1	3/31/2000	$230,138	$14,899	10.25%	—%	—	$13,966	5.40%	—
2000-2	9/28/2000	339,688	19,671	10.34	—	—	18,828	6.22	—
2001-1	3/31/2001	415,067	36,504	10.24	26	0.05	35,736	5.13	—
2001-2	9/25/2001	800,033	80,033	9.74	42	0.25	76,483	4.83	2
2002-1	3/28/2002	499,998	63,126	9.10	42	0.43	59,970	4.80	7
2002-2	6/28/2002	310,000	43,692	9.61	38	0.48	41,288	4.79	9
2002-3	9/27/2002	750,003	116,150	8.56	34	0.55	112,085	4.78	11
2003-1	2/27/2003	1,300,141	275,785	8.05	34	0.61	234,639	5.63	20
2003-2	6/12/2003	1,499,998	346,390	7.86	58	0.83	327,640	5.40	22
2003-3	9/16/2003	1,499,374	451,033	7.68	58	0.99	428,533	5.25	31
2003-4	11/20/2003	1,499,732	476,251	8.04	53	0.90	458,251	5.25	25
2004-1	3/11/2004	1,750,000	750,080	7.57	60	0.67	727,330	4.94	23
2004-2	6/16/2004	1,399,999	681,199	7.43	79	0.83	655,999	4.96	25
2004-3	9/9/2004	2,199,995	1,206,415	7.73	81	0.96	1,162,415	5.01	28
2004-4	11/18/2004	2,500,000	1,498,414	7.59	76	0.84	1,467,164	4.96	29
2005-1	2/22/2005	2,100,000	1,543,209	7.62	71	0.95	1,516,959	4.78	32
2005-2	5/27/2005	1,799,992	1,527,351	7.69	69	1.14	1,518,351	4.74	38
2005-3	9/22/2005	2,499,983	2,378,349	7.52	66	1.27	2,310,849	4.69	44
2005-4 (A)	12/15/2005	1,221,055	1,213,728	7.95	64	1.35	1,528,673	4.60	51

Total		$24,615,196	$12,722,279	7.72%	67%	1.01	$12,695,159	4.87%

(A)	On January 20, 2006 the Company delivered to the trust the remaining $378.9 million in loans collateralizing NMFT Series 2005-4. All of the bonds were issued to the third-party investors at the date of initial close, but we did not receive the escrowed proceeds related to the final close until January 20, 2006.

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans collateralizing our securitizations structured as sales as of December 31, 2006 and 2005.

Table 14 — Mortgage Loans Collateralizing Mortgage Securities by FICO Score

(dollars in thousands)

	As of December 31, 2006			As of December 31, 2005
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value
FICO score not available	$7,733	10.08%	69.4%	$10,004	9.54%	70.2%
540 and below	922,909	9.85	77.1	965,704	8.99	78.0
540 to 579	1,942,624	9.28	79.6	1,981,585	8.44	79.5
580 to 619	2,728,305	8.79	82.5	2,505,987	7.93	82.1
620 to 659	2,923,022	8.27	82.6	2,946,485	7.47	82.3
660 and above	4,061,773	7.85	83.0	4,312,514	7.16	83.0

Total	$12,586,366	8.52%	81.9%	$12,722,279	7.72%	81.7%

The following table provides information on the collateral location for our loans collateralizing our securitizations structured as sales as of December 31, 2006 and 2005.

Table 15 — Mortgage Loans Collateralizing Mortgage Securities by Collateral Location

As of December 31, 2006		As of December 31, 2005
Collateral Location	Percent of Total	Collateral Location	Percent of Total
Florida	20%	California	18%
California	15	Florida	18
Texas	5	Texas	5
All other states (each less than 5% of total)	60	All other states (each less than 5% of total)	59

Total	100%	Total	100%

The following table provides information on the product type for our loans collateralizing our securitizations structured as sales as of December 31, 2006 and 2005.

Table 16 — Mortgage Loans Collateralizing Mortgage Securities by Product Type

(dollars in thousands)

	As of December 31,
Product Type	2006	2005
2-Year Fixed	$6,078,256	$7,112,368
30-Year Fixed	2,353,660	2,156,910
2-Year Fixed Interest-only	1,655,605	1,780,297
2-Year Fixed 40/30	899,385	20,435
30/15-Year Fixed	484,363	418,590
15-Year Fixed	356,506	418,237
3-Year Fixed	278,350	426,511
Other Products	480,241	388,931

Outstanding principal	$12,586,366	$12,722,279

The following table provides delinquency information for our loans collateralizing our securitizations structured as sales as of December 31, 2006 and 2005.

Table 17 — Mortgage Loans Collateralizing Mortgage Securities Delinquencies and Real Estate Owned

(dollars in thousands)

	As of December 31,
	2006		2005
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$11,488,283	91%	$12,210,770	96%
30-59 days delinquent	288,209	2	106,918	1
60-89 days delinquent	148,986	1	63,413	0
90 + days delinquent	67,622	1	68,337	1
In process of foreclosure	347,285	3	167,898	1
Real estate owned	245,981	2	104,943	1

Total principal and real estate owned	$12,586,366	100%	$12,722,279	100%

Mortgage Securities – Trading.

The following tables provide a summary of our portfolio of trading securities at December 31, 2006 and 2005:

Table 18 — Mortgage Securities - Trading

(dollars in thousands)

As of December 31, 2006

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,202	$2,195	1	6.40%
A	15,692	15,444	15,466	3	6.96
A-	13,432	12,338	12,227	4	10.52
BBB+	53,657	51,442	51,367	14	8.56
BBB	99,795	93,035	92,750	24	9.71
BBB-	135,890	121,971	120,003	28	11.94
BB+	31,733	25,584	25,181	8	16.25
BB	13,500	10,029	10,172	3	19.50

Total	$365,898	$332,045	$329,361	85	11.03%

As of December 31, 2005

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A	$11,200	$10,858	$10,881	1	8.00%
BBB+	11,200	9,391	9,193	1	13.00
BBB	12,000	8,825	9,045	1	17.00
BBB-	20,000	14,115	14,619	1	19.00

Total	$54,400	$43,189	$43,738	4	14.59%

As of December 31, 2006, mortgage securities – trading consisted of subordinated securities which were retained from our securitization transactions in 2005 and 2006 as well as subordinated securities purchased from other issuers during 2006. As of December 31, 2005 mortgage securities – trading consisted of subordinated securities which were retained from our securitization transactions in 2005. The aggregate fair market value of these securities as of December 31, 2006 and December 31, 2005 was $329.4 million and $43.7 million, respectively. Management estimates their fair value based on quoted market prices. The market value of our mortgage securities – trading fluctuates inversely with bond spreads in the market. Generally, as bond spreads widen (i.e. investors demand more return), the value of our mortgage securities – trading will decline, alternatively, as they tighten, the market value of our mortgage securities – trading will increase. We recognized net trading (losses) gains of $(3.2) million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. As bond spreads have continued to widen into early 2007, we could experience additional mark-to-market losses on our mortgage securities – trading if this trend does not reverse.

We expect to continue to retain, acquire and aggregate various ABS with the intention of securing non-recourse long-term financing through securitizations while retaining the risk of the underlying securities by investing in the equity and subordinated debt pieces of the CDO.

Mortgage Servicing Rights.

We retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service those loans. As of December 31, 2006, we had $62.8 million in capitalized mortgage servicing rights compared with $57.1 million as of December 31, 2005. This increase was due to the addition of $39.5 million in capitalized mortgage servicing rights from securitizations structured as sales we completed during 2006 offset by amortization of mortgage servicing rights of $33.6 million for 2006.

Warehouse Notes Receivable.

Warehouse notes receivable increased to $39.5 million at December 31, 2006 from $25.4 million at December 31, 2005. These notes receivable represent warehouse lines of credit provided to a network of approved mortgage lenders. The increase in warehouse notes receivable from 2005 to 2006 is a result of growth in this business.

Accrued Interest Receivable.

Accrued interest receivable increased to $37.7 million at December 31, 2006 from $4.9 million at December 31, 2005. This increase is directly related to the significant increase in our loan balances at December 31, 2006 from December 31, 2005.

Real Estate Owned.

Real estate owned increased to $21.5 million at December 31, 2006 from $1.2 million at December 31, 2005. This increase is directly related to the significant increase in our mortgage loan held-in-portfolio balances at December 31, 2006 from December 31, 2005. The stated amount of real estate owned on our consolidated balance sheet is net of expected future losses on the sale of the property. In addition, we experienced a higher rate of delinquencies from loan borrowers in 2006 which brought about an increase in foreclosures.

Derivative Instruments, net.

Derivative instruments, net increased to $16.8 million at December 31, 2006 from $12.8 million at December 31, 2005. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Short-term Borrowings.

Mortgage loan originations and purchases are funded with various financing facilities prior to securitization or sales to third parties. Repurchase agreements are used as interim, short-term financing before loans are sold or transferred in our securitization transactions. In addition we finance certain of our mortgage securities by using repurchase agreements. As of December 31, 2006 we had $2.2 billion in short-term borrowings compared to $1.4 billion at December 31, 2005. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. See Table 35 for further discussion of our financing availability and liquidity.

Asset-backed bonds.

We have issued asset-backed bonds secured by mortgage loans and securities as a means for long-term financing. As of December 31, 2006 we had $2.1 billion in asset-backed bonds compared to $152.6 million at December 31, 2005. We executed two loan securitizations treated as financings during 2006 which increased our asset-backed bonds by $2.5 billion. This increase was partially offset by bond payments during the year.

Junior Subordinated Debentures.

Junior subordinated debentures increased to $83.0 million at December 31, 2006 from $48.7 million at December 31, 2005. On April 18, 2006 we issued $36.1 million aggregate principal amount of unsecured floating rate junior subordinated debentures and received net proceeds of $33.9 million.

Stockholders’ Equity.

The decrease in our shareholders’ equity as of December 31, 2006 compared to December 31, 2005 is a result of the following increases and decreases.

Shareholders’ equity increased by:

•	$72.9 million due to net income recognized for the year ended December 31, 2006;

•	$148.8 million due to issuance of common stock;

•	$30.0 million due to impairment on mortgage securities – available for sale reclassified to earnings;

•	$2.5 million due to compensation recognized under incentive stock plans;

•	$0.9 million due to issuance of stock under incentive stock plans;

•	$7.2 million due to tax benefit derived from the capitalization of an affiliate; and

•	$0.2 million due to the increase in unrealized gains on derivative instruments used in cash flow hedges.

Shareholders’ equity decreased by:

•	$0.3 million due to adjustments on derivatives instruments used in cash flow hedges reclassified to earnings;

•	$99.7 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale;

•	$5.1 million due to the decrease in unrealized gain on mortgage securities – available-for-sale related to repurchase of mortgage loans from securitization trusts;

•	$198.2 million due to dividends accrued or paid on common stock;

•	$6.7 million due to dividends accrued or paid on preferred stock; and

•	$2.2 million due to dividend equivalent rights (DERs) paid in cash.

Results of Operations

December 31, 2006 as Compared to December 31, 2005

During the twelve months ended December 31, 2006 we earned net income available to common shareholders of $66.3 million, or $1.92 per diluted share compared with $132.5 million or $4.42 per diluted share for the same period in 2005.

As discussed under “Executive Overview of Performance,” net income available to common shareholders decreased during the twelve months ended December 31, 2006 as compared to the same period in 2005 due primarily to:

•

Decline in gains on sales of mortgage assets of $23.4 million. This was due primarily to an increase of $25.4 million to the reserve for losses related to loan repurchases on loans we sold to third parties. Because of the performance of our 2006 loan production, we anticipate a greater level of loan repurchase requests than we have had historically, requiring us to increase this reserve.

•

Increase in provision for credit losses of $29.1 million due to the securitization of $2.6 billion of mortgage loans during the second and third quarters of 2006 structured as financings. An allowance for loan losses was recorded for estimated probable losses within the mortgage loans. Most of this increase is due to the initial establishment of the reserve, yet, the provision is higher than anticipated due to increased delinquency rates.

•

Increase in impairments on mortgage securities – available-for-sale of $13.1 million. These impairments were driven largely by increasing credit loss assumptions mostly in our 2006 vintage residual securities.

•

Interest income from our securities portfolio as well as the net yield on these securities declined. Although the overall balance of our mortgage securities increased in 2006 from 2005 because of the purchase and retention of subordinated securities, interest income – mortgage securities decreased by $24.0 million from

2005 and the net yield also decreased by 12.29% from 2005. These declines were primarily a result of the addition of lower-yielding securities and the erosion in our portfolio of residual securities caused by margin compression, credit deterioration and normal paydowns.

December 31, 2005 as Compared to December 31, 2004.

During the twelve months ended December 31, 2005, we earned net income available to common shareholders of $132.5 million, or $4.42 per diluted share, compared with net income of $109.1 million, or $4.24 per diluted share for the same period of 2004.

Net income available to common shareholders increased during the twelve months ended December 31, 2005 as compared to the same period in 2004 due primarily to:

•

Increase in income generated by our mortgage securities – available-for-sale portfolio, which increased to $505.6 million as of December 31, 2005 from $489.2 million as of December 31, 2004. The higher average balance along with a higher net yield on our mortgage securities in 2005 led to the increase in income on our mortgage securities.

•	Increase in interest income on servicing funds we hold as custodian driven by higher short-term interest rates in 2005 compared to 2004.

•	Increase in gains on derivative instruments due to the significant increase in short-term interest rates.

All three of these factors were able to offset the decline in gains on sales of mortgage assets which resulted from the decline in mortgage banking profit margins.

Net Interest Income.

We earn interest income primarily on our mortgage assets which include mortgage securities available-for-sale, mortgage securities trading, mortgage loans held-in-portfolio and mortgage loans held-for-sale. In addition we earn interest income on servicing funds we hold as custodian along with general operating funds. Interest expense consists primarily of interest paid on borrowings secured by mortgage assets, which includes warehouse repurchase agreements and asset backed bonds.

The following table provides the components of net interest income for the years ended December 31, 2006, 2005 and 2004.

Table 19 — Net Interest Income

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Interest income:
Mortgage securities	$164,858	$188,856	$133,633
Mortgage loans held-for-sale	157,807	105,104	83,571
Mortgage loans held-in-portfolio	134,604	4,311	6,673
Other interest income	37,621	22,456	6,968

Total interest income	494,890	320,727	230,845

Interest expense:
Short-term borrowings secured by mortgage loans	121,628	58,492	31,411
Short-term borrowings secured by mortgage securities	14,237	1,770	4,836
Other short-term borrowings	488	—	—
Asset-backed bonds secured by mortgage loans	88,117	1,810	2,980
Asset-backed bonds secured by mortgage securities	3,860	15,628	13,255
Junior subordinated debentures	7,001	3,055	—

Total interest expense	235,331	80,755	52,482

Net interest income before provision for credit losses	259,559	239,972	178,363
Provision for credit losses	(30,131)	(1,038)	(726)

Net interest income	$229,428	$238,934	$177,637

Our net interest income decreased to $229.4 million for the year ended December 31, 2006 from $238.9 million for December 31, 2005. While our interest income increased in 2006 due to higher average mortgage loan balances, this increase was offset by an increase in our interest expense as a result of higher average outstanding debt balances as well as increases in the cost of this financing, due to increasing short-term interest rates. In addition, the significant increase in our provision for credit losses reduced our net interest income for 2006 as compared to 2005. The increase in the provision for credit losses in 2006 is due largely to the transfer of $2.7 billion of mortgage loans from the held-for-sale classification to the held-in-portfolio classification during the first quarter of 2006 as a result of securitizing these loans in transactions structured as financings, which were completed during the third quarter of 2006. A provision for loan losses was recorded for estimated probable losses within our portfolio of mortgage loans classified as held-in-portfolio. Also contributing to the increase in the provision for credit losses in 2006 is deterioration in credit quality of our loans. Our allowance for credit losses will be impacted in the future by our securitization strategies as well as delinquency and loss rates in our portfolio of mortgage loans held-in-portfolio.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the three years ended December 31, (dollars in thousands):

	2006	2005	2004
Balance, beginning of period	$699	$507	$1,319
Provision for credit losses	30,131	1,038	726
Charge-offs, net of recoveries	(8,378)	(846)	(1,538)

Balance, end of period	$22,452	$699	$507

As shown in table 20, below, our average net security yield decreased to 29.82% for 2006 from 42.11% for 2005 and 32.77% for 2004. The decrease in our average security yield from 2005 to 2006 is primarily a result of margin compression as well as our retention and purchase of lower-yielding residual and subordinated securities. The increase in yield from 2004 to 2005 is a result of lowering credit loss assumptions in 2005 due to better than expected performance as a result of substantial housing price appreciation.

The following table presents the average balances for our mortgage securities, mortgage loans held-for-sale, mortgage loans held-in-portfolio and our repurchase agreement and securitization financings for those assets with the corresponding yields for the years ended December 31, 2006, 2005 and 2004.

Table 20 — Net Interest Income Analysis

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Mortgage securities interest analysis
Average balances:
Mortgage securities (A)	$492,155	$407,119	$352,608
Short-term borrowings secured by mortgage securities	223,715	42,376	167,822
Asset-backed bonds secured by mortgage securities	54,836	227,733	166,868

Yield analysis:
Interest income (A)	33.50%	46.39%	37.90%

Interest expense short-term borrowings	6.36%	4.18%	2.88%
Interest expense asset backed bonds	7.04%	6.86%	7.94%

Total financing expense	6.50%	6.44%	5.41%

Net interest spread	27.00%	39.95%	32.49%

Net yield (B)	29.82%	42.11%	32.77%

Mortgage loans held-for-sale interest analysis
Average balances:
Mortgage loans held-for-sale	$1,757,246	$1,338,716	$1,198,534
Short-term borrowings secured by mortgage loans held-for-sale	1,680,337	1,242,388	1,172,607

Yield analysis:
Interest income	8.98%	7.85%	6.97%
Interest expense short-term borrowings	6.01%	4.67%	2.68%

Net interest spread	2.97%	3.18%	4.29%

Net yield (B)	3.24%	3.51%	4.35%

Mortgage loans held-in-portfolio interest analysis
Average balances:
Mortgage loans held-in-portfolio	$1,790,302	$47,857	$75,337
Asset-backed bonds secured by mortgage loans held-in-portfolio	1,511,650	42,916	70,687
Short-term borrowings secured by mortgage loans held-in-portfolio	327,609	—	—

Yield analysis:
Interest income	7.52%	9.01%	8.86%

Interest expense asset backed bonds	5.83%	4.22%	4.22%
Interest expense short-term borrowings	5.53%	—%	—%

Total financing expense	5.78%	4.22%	4.22%

Net interest spread	1.74%	4.79%	4.64%

Net yield (B)	1.58%	5.23%	4.90%

(A)	Consists of the average cost basis of our mortgage securities-available-for-sale portfolio as well as the average fair value of our mortgage securities trading portfolio. The yield information does not give effect to the changes in fair value of our mortgage securities-available-for-sale portfolio which are reflected as a component of shareholders’ equity.
(B)	Net yield is calculated as the net interest income divided by the average daily balance of the asset. The net yield will not equal the net interest spread due to the difference in denominators of the two calculations.

Mortgage Portfolio Net Interest Income. Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio and mortgage loans held-for-sale) or indirectly (mortgage securities). Table 21 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities, mortgage loans held-in-portfolio and mortgage loans held-for-sale reflects the income after interest expense, hedging and credit expense (mortgage insurance and provision for credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Our portfolio net interest yield on assets was 1.21% for the year ended December 31, 2006 as compared to 1.76% and 1.70% respectively, for the same periods of 2005 and 2004. The decrease in yield from 2006 and 2005 can be attributed primarily to the addition of lower-yielding securities and recording a higher provision for credit losses in 2006 compared to 2005.

The increase in yield from 2004 to 2005 can be attributed to the lower than expected credit losses due to rising housing prices which resulted in the lowering of our credit loss assumptions on certain mortgage securities available-for-sale as previously discussed. In addition, net settlement expense on non-cash flow hedging derivatives was lower in 2005 compared with 2004 as short-term interest rates increased in 2005.

We generally expect our net interest yield on portfolio assets to be in the range of 1% to 1.25% over the long-term. Table 21 shows the net interest yield on assets under management during the years ended December 31, 2006, 2005 and 2004.

Table 21 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities – Available-for-Sale	Mortgage Loans Held-in-Portfolio	Mortgage Loans Held- for-Sale	Total
For the Year Ended:
December 31, 2006
Interest income (A)	$139,021	$134,604	$157,807	$431,432
Interest expense:
Short-term borrowings	—	18,120	103,508	121,628
Asset-backed bonds	—	88,117	—	88,117

Total interest expense (B)	—	106,237	103,508	209,745

Mortgage portfolio net interest income before other expense	139,021	28,367	54,299	221,687
Other (expense) income (C)	—	(36,401)	3,688	(32,713)

Mortgage portfolio net interest income (expense)	$139,021	$(8,034)	$57,987	$188,974

Average balance of the underlying loans	$12,057,038	$1,790,302	$1,757,246	$15,604,586
Net interest yield on assets	1.15%	(0.45%)	3.30%	1.21%

December 31, 2005
Interest income (A)	$188,856	$4,311	$105,104	$298,271
Interest expense:
Short-term borrowings	—	—	58,492	58,492
Asset-backed bonds	—	1,810	—	1,810

Total interest expense (B)	—	1,810	58,492	60,302

Mortgage portfolio net interest income before other expense	188,856	2,501	46,612	237,969
Other income (expense) (C)	1,651	(1,124)	(2,580)	(2,053)

Mortgage portfolio net interest income	$190,507	$1,377	$44,032	$235,916

Average balance of the underlying loans	$12,006,929	$47,857	$1,338,716	$13,393,502
Net interest yield on assets	1.59%	2.88%	3.29%	1.76%

December 31, 2004
Interest income (A)	$133,633	$6,673	$83,571	$223,877
Interest expense:
Short-term borrowings	—	—	31,411	31,411
Asset-backed bonds	—	2,980		2,980

Total interest expense (B)	—	2,980	31,411	34,391

Mortgage portfolio net interest income before other expense	133,633	3,693	52,160	189,486
Other income (expense) (C)	368	(1,253)	(23,123)	(24,008)

Mortgage portfolio net interest income	$134,001	$2,440	$29,037	$165,478

Average balance of the underlying loans	$8,431,708	$75,337	$1,198,534	$9,705,579
Net interest yield on assets	1.59%	3.24%	2.42%	1.70%

(A)	Does not include interest income from securities classified as trading, subordinated securities classified as available-for-sale and interest income earned on our cash accounts and warehouse related advances.
(B)	Does not include interest expense incurred to finance our mortgage securities trading and available-for sale, interest expense for our junior subordinated debentures and interest expense on our servicing advance facility.
(C)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Gains on Sales of Mortgage Assets.

The following table shows the changes and makeup of our gains on sales of mortgage assets for the three years ended December 31, 2006, 2005 and 2004.

Table 22 — Gains on Sales of Mortgage Assets

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Gains on sales of mortgage loans transferred in securitizations	$50,215	$58,765	$144,252
Gains on sales of mortgage loans to third parties – nonconforming	28,456	13,183	—
Reserve for losses-loans sold to third parties	(28,617)	(3,265)	—
Gains on sales of mortgage loans to third parties – conforming	—	370	1,436
Losses on sales of real estate owned	(7,166)	(880)	(738)
Gains on sales of trading securities	351	—	—
Elimination of gains from discontinued operations	(1,490)	(3,025)	—

Gains on sales of mortgage assets	$41,749	$65,148	$144,950

Gains on sales of mortgage assets were $41.7 million for the year ended December 31, 2006 compared to $65.1 million and $145.0 million for the years ended for December 31, 2005 and 2004, respectively. The decrease in gains recognized between 2006 and 2005 is due primarily to an increase of $25.4 million to the reserve for losses in 2006 related to loan repurchases on sales to third parties due to an increase in the number of repurchase requests we received from third parties. The decrease in gains recognized between 2005 and 2004 is a result of a $0.7 billion decline in loans securitized as well as significant profit margin compression driven by a whole loan price decline period over period.

Activity in the reserve for repurchases is as follows for the three years ended December 31, (dollars in thousands):

	2006	2005	2004
Balance, beginning of period	$2,345	$—	$—
Provision for repurchased loans	28,617	3,265	—
Charge-offs, net	(6,189)	(920)	—

Balance, end of period	$24,773	$2,345	$—

The following table provides a summary of our mortgage loan securitizations treated as sales by year with the significant assumptions used at the time of securitization to value the residual securities we retained.

Table 23 — Mortgage Loans Transferred in Securitizations Structured as Sales

(dollars in thousands)

For the Year Ended December 31,	Principal Amount	Whole Loan Price Used in the Initial Valuation of Retained Interests	Net Gain Recognized	Initial Cost Basis of Retained Securities	Weighted Average Assumptions Underlying Initial Value of Mortgage Securities – Available-for-Sale
					Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2006	$6,075,405	101.86	$50,215	$244,978	43%	15%	3.20%

2005	$7,621,030	102.00	$58,765	$332,420	40%	15%	2.47%

2004	$8,329,804	103.28	$144,252	$381,833	33%	22%	4.77%

The following table summarizes our sales of nonconforming loans to third parties for the years ended December 31, 2006 and 2005. There were no sales of nonconforming loans to third parties for the year ended December 31, 2004. This table shows the impact of the provision for losses related to loan repurchases on our net gain (loss) recognized from loan sales in 2006 and 2005. This table also shows the impact of the lower whole loan sales prices on the gains recognized. We will continue to sell loans to third parties which do not possess the economic characteristics which meet our long-term portfolio management objectives.

Table 24 — Mortgage Loan Sales to Third Parties – Nonconforming

(dollars in thousands)

For the Year Ended December 31,	Principal Amount	Net (Loss)Gain Recognized	Weighted Average Price to Par of the Loans Sold
2006	$2,248,633	$(161)	101.57%

2005	$1,138,098	$9,918	102.01%

Gains (Losses) on Derivative Instruments.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, we transfer certain of these derivative instruments into our securitization trusts when they are structured as sales to provide interest rate protection to the third-party bondholders. Prior to the date when we transfer these derivatives, changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. Fair value, at the date of securitization, of the derivative instruments transferred into securitizations structured as sales is included as part of the cost basis of the mortgage loans securitized. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. Any cash flows from these derivatives projected to flow to our residual securities are included in the valuation. The gains (losses) on derivative instruments can be summarized for the years ended December 31, 2006, 2005 and 2004 as follows:

Table 25—Gains (Losses) on Derivative Instruments

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Increase in fair value	$3,854	$15,224	$10,586
Net settlement income (expense)	9,837	4,657	(19,065)
Losses on commitments to originate mortgage loans	(1,693)	(1,726)	(426)

Gains (losses) on derivative instruments	$11,998	$18,155	$(8,905)

Impairment on Mortgage Securities – Available-for-Sale.

To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. For the years ended December 31, 2006, 2005 and 2004, we recorded an impairment loss on our mortgage securities available-for-sale of $30.7 million, $17.6 million and $15.9 million, respectively. The increase in impairments in 2006 was primarily driven by an increase in projected losses due to the credit quality of the loans declining in 2006 from 2005. The following table summarizes the impairment on our mortgage securities – available-for-sale by mortgage security for the years ended December 31, 2006, 2005 and 2004.

Table 26 — Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Mortgage Securities – Available-for-Sale:
NMFT Series 1999-1	$—	$117	$87
NMFT Series 2004-1	15	—	—
NMFT Series 2004-4	—	—	6,484
NMFT Series 2004-2	—	—	7,384
NMFT Series 2004-3	—	—	1,947
NMFT Series 2004-4	—	1,496	—
NMFT Series 2005-1	—	1,426	—
NMFT Series 2005-2	—	7,027	—
NMFT Series 2005-3	531	7,553	—
NMFT Series 2005-4	7,739	—	—
NMFT Series 2006-2	7,879	—	—
NMFT Series 2006-3	8,620	—	—
NMFT Series 2006-4	5,906	—	—

Impairment on mortgage securities – available-for-sale	$30,690	$17,619	$15,902

Fee Income.

Our fee income declined slightly to $29.0 million for the year ended December 31, 2006 from $30.7 million for 2005 and 2004. Fee income primarily consists of service fee income. Service fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. These fees are approximately 0.50% of the outstanding balance of the loans being serviced. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees and processing fees. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible. Servicing fees received from the securitization trusts were $59.2 million, $59.8 million and $41.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The amortization of mortgage servicing rights is also included in fee income. Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. Generally, as the size of our servicing portfolio increases the amortization expense will increase. In addition the amortization of mortgage servicing rights is impacted by our assumptions regarding prepayment speeds for the loans being serviced for investors. During periods of increasing loan prepayments, the amortization on our mortgage servicing rights generally will increase. See Table 12 for a summary of our expected prepayment rate assumptions by securitization trust. Amortization of mortgage servicing rights increased to $33.6 million for 2006 as compared with $28.4 million for 2005 and $16.9 million for 2004. This increase is amortization from 2005 to 2006 is a result of a larger balance of mortgage servicing rights period over period.

Origination fees are received from borrowers at the time of loan closing and deferred until the related loans are sold or securitized in transactions structured as sales. For securitizations structured as financings this fee income is deferred and amortized into interest income over the life of the loans using a level yield method.

Premiums for Mortgage Loan Insurance.

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and are included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $12.4 million, $5.7 million and $4.2 million in 2006, 2005 and 2004, respectively. The increase in premiums on mortgage loan insurance for 2006 as compared to 2005 and 2004 is due to the increase in loans-held-in-portfolio as a result of structuring two loan securitizations as financings during the second quarter of 2006.

Some of the mortgage loans that serve as collateral for our mortgage securities – available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities – available-for-sale consider this risk. For the NMFT Series 2006-2, 2006-3, 2006-4, 2006-5 and 2006-6 securitizations, the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 56%, 54%, 64%, 56% and 60% of total principal, respectively. As of December 31, 2006, 56% of the total principal of our securitized loans, excluding NHES 2006-MTA1, had mortgage insurance coverage compared to 54% as of December 31, 2005. We have excluded our NHES 2006-MTA deal from our analysis of securitized loans with mortgage insurance due to low percentage of mortgage insurance purchased on those loans due to their higher credit quality. As of December 31, 2006 only 6% of the total principal of the loans collateralizing our NHES 2006-MTA1 deal had mortgage insurance.

We have the risk that mortgage insurance providers will revise their guidelines to an extent where we will no longer be able to acquire coverage on all of our new loan production. Similarly, the providers may also increase insurance premiums to a point where the cost of coverage outweighs its benefit. We monitor the mortgage insurance market and currently anticipate being able to obtain affordable coverage to the extent we deem it is warranted.

General and Administrative Expenses.

The main categories of our general and administrative expenses are; compensation and benefits, office administration, professional and outside services, loan expense, marketing expense and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Loan expense primarily consists of expenses relating to the underwriting of mortgage loans that do not fund successfully and servicing costs. Marketing expenses primarily consists of costs for purchased loan leads, advertising and business promotion. Other expense primarily includes miscellaneous banking fees and travel and entertainment expenses. General and administrative expenses increased from $184.6 million and $168.3 million for the years ended December 31, 2005 and 2004, respectively, to $201.3 million for the same period of 2006. The increase is primarily related to increased commissions expenses due to a 21% increase in loan originations in 2006 compared with 2005. Also contributing to the increase are higher legal costs in 2006 as a result of litigation.

Other Operational Data

Loan Fundings.

The following table summarizes our loan production for the year ended December 31, 2006 and 2005. We have separated MTA (option ARM) bulk loan purchased in the first quarter of 2006 from our normal originations and purchases because of the unique nature of these purchases. These purchases were executed solely for the purpose of adding qualified assets to the REIT.

Table 27 — Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

	Number	Principal	Average Loan Balance	Price Paid to Broker	Weighted Average			Percent with Prepayment Penalty
					Loan to Value	FICO Score	Coupon
2006:	60,332	$10,232,681	$169,606	100.8%	83%	625	8.71%	61%
MTA Bulk Purchases	2,415	991,407	410,520	103.4	74	713	6.89	68

2006 Total:	62,747	$11,224,088	$178,878	101.1%	82%	633	8.55%	62%

2005:	58,542	$9,283,138	$158,572	101.1%	82%	632	7.66%	65%

We originated and purchased $11.2 billion in nonconforming loans for the year ended December 31, 2006 compared to $9.3 billion in 2005. The weighted average coupon on the loans originated in 2006 was 89 basis points higher than the weighted average coupon on the loans originated in 2005. We continue to pursue opportunities to increase our market share while ensuring that the loans we originate generate good risk-adjusted returns. As discussed in Industry Overview and Known Material Trends and Uncertainties we have taken several steps to position ourselves for a deteriorating credit environment which may impact our origination volumes going forward.

The adjustable-rate loan product we commonly refer to as our MTA product increased from approximately 1% of total loan originations during the year ended December 31, 2005 to approximately 12% during the year ended December 31, 2006. Included in the 2006 originations are bulk purchases of $991.4 million in loans of this same product type which we executed with the intention to securitize these loans. This product is also commonly referred to as an “option ARM”, “negative amortization ARM”, “pay-option” or “MTA” loan within the mortgage industry. We refer to this product as MTA, which stands for monthly treasury average. The monthly treasury average is the interest rate index for a majority of the loans of this product type which we have originated or purchased.

The interest rates for MTA loans are generally fixed for one, two or three months following their origination and then adjust monthly. These loans allow the borrower to defer making the full interest payment for at least the first year of the loan. After this “option” period, minimum monthly payments increase by no more than 7.50% per year unless the unpaid balance increases to a specified limit, which is no more than 125% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established every five years.

Due to the MTA loans’ amortization characteristics, the loss that we would realize in the event of default may be higher than that realized on a “traditional” loan that results in the payment of principal. Our MTA loans contain features that address the risk of borrower default and the increased risk of loss in the event of default. Specifically, our underwriting standards conform to those required to make the MTA loans salable into the secondary market at the date of funding, including a requirement that the borrower meet secondary market debt-service ratio tests designed to ensure that they can make the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed loan rate equals the sum of the current index rate plus the margin applicable to the loan.) The loan’s terms limit the amount of potential increase of loss in the event of default by restricting the amount of interest that may be added to the loan’s balance as described in the preceding paragraph.

Our MTA loan portfolio has a relatively high initial loan quality, with a weighted average original FICO score (a measure of credit rating) of 708 and weighted average original loan-to-value (“LTV”) of 80.4% at December 31, 2006. We only originate MTA loans to borrowers who can qualify at the loan’s fully indexed interest rates. This high credit quality notwithstanding, lower initial payment requirements of MTA loans may increase the credit risk inherent in our portfolio of loans held-in-portfolio and our portfolio of loans held-for-sale. This is because when the required monthly payments for pay-option loans eventually increase (in a period not to exceed 60 months), borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower with an amortizing loan. Our exposure to this higher credit risk is increased by any negative amortization that has been added to the principal balance.

The following is a summary of the our MTA loan originations and purchases for year ended December 31, 2006 and 2005 as well as information on the negative amortization on these loans during the time periods presented:

Table 28 — Summary of MTA Loan Activity

(dollars in thousands)

	2006	2005
MTA loans originated during the period	$355,941	$91,232
MTA bulk purchases during the period	991,407	—

Total MTA originations or purchases	$1,347,348	$91,232

MTA loan portfolio at period end	$1,219,447	$76,148

Accumulated negative amortization during the period	$29,541	$251

Number of loans with negative amortization during the period	3,295	172

Original Weighted Average LTV at period end	80.4%	77.1%

Original Weighted Average FICO score at period end	708	707

Cost of Production.

The cost of production table below includes all costs paid and fees collected during the loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. Increased efficiencies in the nonconforming lending operation correlate to lower general and administrative costs and higher gains on sales of mortgage assets.

Table 29 —Cost of Production, as a Percent of Principal

For the Year Ended December 31,	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2006	1.49%	0.54%	2.03%
2005	1.82%	0.55%	2.37%
2004	1.94%	0.83%	2.77%

We were able to reduce our overhead costs in both 2006 and 2005 from prior comparative years as a result of significant cost reduction and process improvement initiatives. During 2006, we were able to only slightly reduce the premium paid to broker, net of fees collected after significantly reducing this cost in 2005 from 2004. Our premiums paid to brokers are driven largely by market competition.

The following table is a reconciliation of our lending division’s overhead costs included in our cost of production to general and administrative expenses of the mortgage lending and loan servicing segment as shown in Note 16 to the consolidated financial statements, presented in accordance with GAAP. We believe this presentation of our cost of production provides useful information to investors regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 30 – Reconciliation of Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands, except lending overhead as a percentage)

	For the Year Ended December 31,
	2006	2005	2004
Mortgage lending general and administrative expenses (A)	$150,281	$135,665	$136,089
Direct origination costs classified as a reduction in gain-on-sale	29,923	54,020	52,179
Other non-lending overhead expenses	(12,535)	(21,075)	(24,733)

Lending overhead costs	167,669	168,610	163,535
Premium paid to broker, net of fees collected	59,771	51,830	69,619

Total cost of loan production	$227,440	$220,440	$233,154

Loan production, principal (B)	$11,224,088	$9,283,138	$8,424,361

Total cost of production, as a percentage of loan production	2.03%	2.37%	2.77%

(A)	Mortgage lending general and administrative expenses are presented in Note 16 to the consolidated financial statements.
(B)	We have included bulk purchased MTA loans in our cost of production for 2006 as the loan premiums and related acquisition costs for those loans are included in the total cost of loan production. Our cost of loan production for 2006 would be 1.89% if we had excluded the MTA bulk purchased loans from this analysis.

Mortgage Loan Servicing.

Servicing income, before amortization of mortgage servicing rights includes fee income and interest income, which is earned on custodial bank accounts. The costs of servicing include the general and administrative expenses incurred by our servicing operation as well as allocated corporate expenses.

Our annualized servicing income per loan before tax per unit increased to $177 for the year ended December 31, 2006 from $57 for the year ended December 31, 2005 and $2 for the year ended December 31, 2004. These increases are due largely to higher interest income earned on funds held as custodian which is a result of higher average balances in the accounts. In addition we are earning higher rates of interest on these funds due to the increase in short-term interest rates during the periods presented.

Table 31 — Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	2006		2005		2004
	Amount	Per Loan (B)	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$16,659,784		$14,030,697		$12,151,196

Number of loans at period end (A)	107,237		98,287		87,543

Average unpaid principal during the period (A)	$15,753,024		$13,547,325		$9,881,848

Average number of loans during the period (A)	104,044		96,726		72,415

Servicing income, before amortization of mortgage servicing rights	$86,939	$836	$68,370	$707	$41,793	$577
Costs of servicing	(34,968)	(336)	(34,515)	(357)	(24,698)	(341)

Net servicing income, before amortization of mortgage servicing rights	51,971	500	33,855	350	17,095	236
Amortization of mortgage servicing rights	(33,639)	(323)	(28,364)	(293)	(16,934)	(234)

	$18,332	$177	$5,491	$57	$161	$2

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

Income Taxes

Since our inception, NFI has elected to be treated as a REIT for federal income tax purposes. So long as NFI maintains its status as a REIT, NFI is not required to pay any corporate level income taxes as long as we distribute 100 percent of our taxable income in the form of dividend distributions to our shareholders. To maintain our REIT status, NFI must meet certain requirements prescribed by the Code. We are, however, currently evaluating whether it is in shareholders’ best interests to retain our REIT status.

Below is a summary of the taxable net income available to common shareholders for the years ended December 31, 2006, 2005 and 2004.

Table 32 — Taxable Net Income

(dollars in thousands except per share)

	For the Year Ended December 31,
	2006 Estimated	2005 Actual	2004 Actual
Consolidated net income	$72,938	$139,124	$115,389
Equity in net loss (income) of NFI Holding Corporation	5,512	24,678	(2,517)
Consolidation eliminations between the REIT and TRS	10,955	2,073	2,800

REIT net income	89,405	165,875	115,672
Adjustments to net income to compute taxable income	97,875	111,210	141,148

Taxable income before preferred dividends	187,280	277,085	256,820
Preferred dividends	(6,653)	(6,653)	(6,265)

Taxable net income available to common shareholders	$180,627	$270,432	$250,555

Taxable net income per common share (A)	$4.85	$8.40	$9.04

(A)	The common shares outstanding as of the end of each period presented are used in calculating the taxable income per common share.

The primary differences between REIT net income and taxable income are due to the recognition of income on our portfolio of interest-only mortgage securities – available-for-sale, the deductibility of impairment losses on our mortgage securities, and the timing of deductibility of loan losses. Generally, the accrual of interest on interest-only securities is accelerated for income tax purposes. This is the result of the current original issue discount rules as promulgated under Code Sections 1271 through 1275. On September 30, 2004, the IRS released Announcement 2004-75. This Announcement describes rules that may be included in proposed regulations regarding the timing of income and/or deductions attributable to interest-only securities. As of December 31, 2006, no proposed regulations have been issued. Generally, impairment losses on securities are not deductible for income tax purposes until the losses become realized. The timing of deductibility for loan losses for income tax purposes is usually delayed compared to GAAP, because bad debts are not deductible for tax purposes until they become worthless.

The decline in estimated REIT taxable income for the year ended December 31, 2006 when compared to the same period in 2005 was primarily the result of a few significant items. The REIT’s GAAP net income decreased by $76.5 million from the year ended December 31, 2005 to the year ended December 31, 2006. Next, we structured two securitizations (NHES Series 2006-1 and NHES 2006-MTA1) as financing for both GAAP and tax purposes. Typically these securitizations would have been structured as sales and we would have retained certain of the residual securities from the transaction. These residual securities would normally generate taxable income in the form of original issue discount that is in excess of book income during the early life of the security. However, because the transactions were structured as financings, the acceleration of original issue discount did not occur on these transactions. Finally, interest rate derivative instruments held by the REIT increased taxable income during the year ended December 31, 2006 compared to the same period in 2005 due to the increase in LIBOR during 2006.

In order to satisfy ongoing REIT income tests we transferred certain securities that had historically been held by the REIT to the TRS. These securities receive income from derivative instruments that is not qualified REIT income. This transfer caused the derivative income to be recognized by the TRS instead of the REIT.

To maintain our qualification as a REIT, NFI is required to declare dividend distributions of at least 90 percent of our taxable income by the filing date of our federal tax return, including extensions. Any taxable income that has not been declared to be distributed by this date is subject to corporate income taxes. At this time, NFI has distributed all of its 2005 taxable income by the required distribution date. Accordingly, we have not accrued any corporate income tax for NFI for the year ended December 31, 2006.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the year ended December 31, 2006 and 2005 we accrued excise tax expense of $4.6 million and $7.3 million, respectively. Excise tax is reflected in the other component of general and administrative expenses on our consolidated statements of income. As of December 31, 2006 and 2005, accrued excise tax payable was $4.7 million and $6.5 million, respectively. The excise tax payable is reflected as a component of accounts payable and other liabilities on our consolidated balance sheets.

NFI Holding Corporation, a wholly-owned subsidiary of NFI, and its subsidiaries (collectively known as “the TRS”) are treated as “taxable REIT subsidiaries.” The TRS is subject to corporate income taxes and files a consolidated federal income tax return. The TRS reported net income (loss) from continuing operations before income taxes of $(3.0) million for the year ended December 31, 2006 compared with $(19.6) million and $42.8 million for the same periods of 2005 and 2004, respectively. This resulted in an income tax (benefit) expense of $(1.8) million for the year ended December 31, 2006 compared with $(6.6) million and $16.8 million for the same periods in 2005 and 2004, respectively. The $(1.8) million tax benefit on $(3.0) million of loss from continuing operations in the year ended December 31, 2006 is exclusive of the deferral of $7.0 million tax expense related to the $18.5 million intercompany gain, which is eliminated in our consolidated statements of income. Additionally, the TRS reported a net (loss) income from discontinued operations before income taxes of $(6.8) million for the year ended December 31, 2006 compared with $(18.6) million and $(37.5) million for the same periods of 2005 and 2004, respectively. This resulted in an income tax benefit of $(2.5) million for the year ended December 31, 2006 compared with $(6.9) million and $(14.0) million for the same periods of 2005 and 2004, respectively.

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

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of December 31, 2006, with the exception of short-term borrowing arrangements.

Table 33 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long—term debt (A)	$2,295,544	$790,589	$1,073,920	$431,035	$—
Junior subordinated debentures (B)	301,558	7,531	15,062	15,062	263,903
Operating leases (C)	45,727	11,656	22,159	10,538	1,374
Purchase obligations (D)	11,791	11,791	—	—	—
Premiums due to counterparties related to interest rate cap agreements	3,916	1,793	1,455	495	173

Total	$2,658,536	$823,360	$1,112,596	$457,130	$265,450

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at December 31, 2006 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at December 31, 2006 for each respective obligation.
(C)	Does not include rental income of $3.8 million to be received under sublease contracts.
(D)	The commitment to purchase mortgage loans does not necessarily represent future cash requirements as some portion of the commitment may be declined for credit or other reasons.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of December 31, 2006 and 2005 were $3.0 million and $3.5 million, respectively.

We also entered into various sublease agreements for office space formerly occupied by us. We received approximately $861,000 in 2006 under these agreements compared to approximately $53,000 and $1.2 million in 2005 and 2004, respectively.

As of December 31, 2006 we had expected cash requirements for the payment of interest of $9.3 million on our debt obligations. The future amount of these interest payments will depend on the outstanding amount of our borrowings as well as the underlying rates for our variable rate borrowings. As of December 31, 2006 we had expected cash requirements for taxes of $5.9 million. The amount of taxes to be paid in the future will depend on taxable income in future periods as well as the amount and timing of dividend payments and other factors.

Liquidity and Capital Resources

Substantial cash is required to support our business operations. We strive to maintain adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements.

We believe that current cash balances, currently available financing facilities, capital raising capabilities and cash flows generated from our mortgage portfolio should adequately provide for required dividend payments and needs for business operations. However, if we are unable to raise capital in the future, we may not be able to grow as planned. Refer to “Risk Factors” for additional information regarding risks that could adversely affect our liquidity.

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

We had $150.5 million in cash and cash equivalents at December 31, 2006, which was a decrease of $114.2 million from December 31, 2005. At December 31, 2005 we had $264.7 million in cash and cash equivalents, which was a decrease of $3.9 million from December 31, 2004. One factor causing the decrease during 2006 is that we distributed two dividend payments during the fourth quarter of 2006 which increased our dividends paid significantly from 2005. In prior years, we generally have paid the dividend declared during the fourth quarter in January of the following year. Yet, in 2006, we distributed our fourth quarter dividend prior to December 31, 2006. Another significant factor is the amount of capital we have invested in haircuts related to our subordinated mortgage securities portfolio. As we purchase and aggregate these securities in preparation for a CDO securitization we leverage these securities at advance rates ranging from 75% to 89% of market value. These haircuts are funded from our cash reserves. Any subsequent margin calls are funded from our cash reserves as well.

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004.

Table 34 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(3,510,910)	$(727,181)	$(565,706)
Cash flows provided by investing activities	809,307	467,017	376,215
Cash flows provided by financing activities	2,587,431	256,295	339,874

Operating Activities. Net cash used in operating activities increased to $(3.5) billion for the year ended December 31, 2006 from $(0.7) billion and $(0.6) billion for the years ended December 31, 2005 and 2004, respectively. This increase is due primarily to the issuance of $2.5 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio in 2006. Because the loans securing these transactions were not sold in securitizations, the transactions are presented as financing activities rather than operating activities on our consolidated statements of cash flows for the year ended December 31, 2006. We had no loan securitization transactions structured as financings for accounting purposes during 2005 and 2004.

In addition, our cash used for originations and purchases of mortgage loans held-for-sale increased by $1.9 billion and $2.7 billon from 2005 and 2004, respectively. This is due to an increase in our overall loan production during 2006 compared to the prior two years. This increase was offset somewhat by the cash provided to us in 2006 from our sales on mortgage loans held-for-sale to third parties.

Investing Activities. Net cash provided by investing activities increased to $809.3 million for the year ended December 31, 2006 from $467.0 million and $376.2 million for the years ended December 31, 2005 and 2004, respectively. This increase is due primarily to higher repayments of our mortgage loans held-in-portfolio during 2006 compared to 2005 and 2004. This increase is offset somewhat by a decrease in paydowns on our mortgage securities – available-for-sale during 2006 compared to 2005 and 2004.

Financing Activities. Net cash provided by financing activities increased to $2.6 billion for the year ended December 31, 2006 from $0.3 billion and $0.3 billion for the years ended December 31, 2005 and 2004, respectively. This increase is due primarily to the issuance of $2.5 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio during 2006. Because the loans securing these transactions were not sold in securitizations, the transactions are presented as financing activities rather than operating activities on our consolidated statements of cash flows for the year ended December 31, 2006.

Primary Uses of Cash

Investments in New Mortgage Securities. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. We require capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans.

Our investments in new mortgage securities should generally increase or decrease in conjunction with our mortgage loan production. In 2005, because we began retaining certain subordinated primary bonds, the amount of capital needed for our securitizations increased. We will continue to retain certain subordinated primary bonds when we feel they provide attractive risk-adjusted returns. In addition in 2006 we began purchasing subordinated bonds from other issuers, which also requires capital. For the year ended December 31, 2006 we retained residual securities with a cost basis of $155.0 million and subordinated securities with a cost basis of $90.0 million from our securitization transactions. In addition we purchased subordinated securities with a cost basis of $205.1 million from other issuers. For the years ended December 31, 2005 and 2004 we retained residual securities with a cost basis of $289.5 million and $381.8 million, respectively. In 2005 we retained subordinated securities with a cost basis of $42.9 million from our securitization transactions. In 2005 we purchased no subordinated securities from other issuers. In 2004 we purchased subordinated securities with a cost basis of $143.2 million from other issuers.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Initial capital invested in our mortgage loans includes premiums paid to the brokers plus any haircut required upon financing, which is generally determined by the value and type of the mortgage loan being financed. A haircut is the difference between the principal balance of a mortgage loan and the amount we can borrow from a lender when using that loan to secure the debt. As values of mortgage loans have decreased in 2005 and 2006, lenders have required larger haircuts, which has required us to invest more capital in our mortgage loans. Lender haircuts for performing loans have generally been between zero and two percent of the principal balance of our mortgage loans. In the future haircuts may fluctuate as the values for the market for our loans fluctuate. Margin compression within the mortgage banking industry has also resulted in a decline in the premiums we paid to brokers for our mortgage loans to 0.8% for the year ended December 31, 2006, excluding the premiums we paid to acquire our MTA bulk pools, from 1.1% and 1.3% for the years ended December 31, 2005 and 2004, respectively. We paid a premium of 3.4% to acquire our MTA bulk pools during 2006. For the years ended December 31, 2006, 2005 and 2004 we used $11.3 billion, $9.4 billion and $8.5 billion in cash for the origination and purchase of mortgage loans held-for-sale, respectively.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds increased to $565.2 million for the year ended December 31, 2006 from $363.9 million and $254.9 million for years ended 2005 and 2004, respectively. Long-term borrowing repayments will fluctuate with the timing of new issuances of long-term debt and their respective maturities. See “Primary Sources of Cash - Net Proceeds From Issuances of Long-Term Debt.”

Common and Preferred Stock Dividend Payments. To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our common shareholders in the form of dividend payments. Historically, we have generally declared dividends equal to 100% of our REIT taxable income. The amount and timing of future dividends are determined by our Board of Directors based on REIT tax requirements as well as our financial condition and business trends at the time of declaration. We are currently evaluating whether it is in shareholders’ best interests to retain our REIT status.

We declared common stock dividends per share of $5.60, $5.60 and $6.75 for the years ended December 31, 2006, 2005 and 2004, respectively. Preferred stock dividends declared per share were $2.23, $2.23 and $2.11 for the years ended December 31, 2006, 2005 and 2004, respectively.

Loan Sale and Securitization Repurchases. In the ordinary course of business, we sell whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2006, we sold $2.2 billion of loans with recourse for borrower defaults compared to $1.1 billion in 2005. We maintained a $24.8 million recourse reserve related to these guarantees as of December 31, 2006 compared with a reserve of $2.3 million as of December 31, 2005. We paid $21.3 million in cash to repurchase loans sold to third parties in 2006 and paid $2.3 million in 2005. The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Repurchased loans will subsequently be financed on our warehouse repurchase agreements if eligible and then liquidated or sold. See discussion of haircuts on these loans below in “Primary Sources of Cash – Change in Short-Term Borrowings, net (Warehouse Lending Arrangements).”

We also sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of December 31, 2006 and December 31, 2005, we had loans sold with recourse with an outstanding principal balance of $12.6 billion and $12.7 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. As a result, and because we have received no significant requests to repurchase loans from our securitization trusts as of December 31, 2006, we have not recorded any reserves related to these guarantees.

We have amended certain of our lending agreements to provide for financing of nonperforming repurchased loans. Please see “Primary Sources of Cash – Change in Short-Term Borrowings, net (Warehouse Lending Arrangements)” for further discussion of these amendments and the liquidity they provide.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). Mortgage lending requires significant cash to fund loan originations and purchases. Our warehouse lending arrangements, which include repurchase agreements generally having one-year terms, support our mortgage lending operation. Our warehouse repurchase agreements have various collateral advance rates depending on the collateral type or delinquency status. Generally, for performing mortgage loans our lending agreements provide for advances at the lesser of 98% of market value or 100% of par. Funding for the difference, or “haircut”, must come from cash on hand. Advance rates on nonperforming assets are generally tiered down depending on the delinquency severity and can range as low as 70% of the lesser of market value or principal balance. For our mortgage securities financings, our lending agreements have advance rates ranging from 40% to 90% of the market value, depending on the type, age and rating of the security. Most of our subordinated securities have an advance rate of 80% while our residual securities generally have an advance rate of 75%. Our proceeds from changes in short-term borrowings increased to $741.1 million for the year ended December 31, 2006 from $499.7 million and $53.8 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006 we had $3 million of collateral lending value pledged under these agreements and available for financing. However, we had not utilized all borrowing capacity that would be available under these agreements upon the pledge of additional collateral.

Loans financed with warehouse repurchase credit facilities and securities financed with repurchase agreements are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates, borrower demand, borrower creditworthiness, and end investor desire and capacity. Market values of our loans have declined over the past year, but have remained in excess of par. However, there is no certainty that the prices will remain in excess of par. The market value of our securities is also dependent on a variety of economic conditions, including interest rates, default rates on the underlying loans and market demand for the types of securities we retain from our securitizations and purchase from other issuers. To the extent the value of the loans or securities declines below the required market value margin set forth in the lending agreements, we would be required to repay portions of the amounts we have borrowed.

All of our warehouse repurchase credit facilities include numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. Events of default under these facilities include material breaches of representations or warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools and failure to maintain profitability over consecutive quarters. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we breach any covenant or an event of default otherwise occurs under any warehouse repurchase credit facility under which borrowings are outstanding, the lenders under all existing warehouse repurchase credit facilities could demand immediate repayment of all outstanding amounts because all of our warehouse repurchase credit facilities contain cross-default provisions. While management believes we are in compliance with all applicable material covenants as of December 31, 2006, any future breach or noncompliance could have a material adverse effect on our financial condition. We may fail to satisfy the profitability covenant under one of our warehouse repurchase facilities if our GAAP net income, determined on a pre-tax basis, is not greater than $1 for the six months ended March 31, 2007. In the event that we do not obtain a modification or waiver of this requirement, the borrowing capacity under this facility would not be available to us so long as we remained out of compliance. Further, if at the time of noncompliance we continued to have borrowings outstanding under this facility, the breach would permit lenders under each of our warehouse repurchase facilities to accelerate all amounts then outstanding. While we currently have borrowings outstanding under this facility, we have the unilateral right to prepay these borrowings at any time. The borrowing capacity currently existing and expected to exist under our other warehouse repurchase agreements is adequate to permit a transfer of all collateral from this facility and management believes is adequate to maintain our current level of operations.

During 2006, we entered into three new securities repurchase agreements (the “residual repurchase facilities”) with credit limits aggregating $450 million. These facilities provide financing for our residual securities but can only be used for our newer residual securities, starting with the NMFT Series 2005-3. Each has a three-year term but contains a one-year revolving period at which time either party can terminate the right to enter into additional financings under the facility. Two of these agreements each provide for additional capacity of $150 million beyond the capacity we already have with our master repurchase agreements (“MRA”) for those particular lenders. One of the agreements does not provide for additional capacity beyond the maximum capacity we have in place under the MRA for that particular lender and essentially acts as a sub-limit underneath the overall capacity. At December 31, 2006 we had fully borrowed against the lending value of the collateral then pledged under these agreements, but had not utilized all borrowing capacity that would be available under these agreements upon the pledge of additional collateral.

In late 2006 and early 2007, we amended our lending agreements to provide for sub-limits for non-performing assets such as early payment defaults, first payment defaults, loans delinquent greater than 90 days, and real estate owned to help accommodate our financing needs in the current mortgage environment of rising delinquencies and loan repurchase requests. We have added $90 million of capacity for these assets and expect to add additional capacity in the first half of 2007. Advance rates on these assets are in a range of 70% to 95% of market value. This additional capacity can also be used to help finance the delinquent loans which come back on our balance sheet when we call an off-balance sheet securitization.

We also entered into a new securities repurchase agreement (the “CDO aggregation facility”) in 2006, having a one-year term, to provide for a maximum of $500 million of financing for the securities which we accumulate for our future CDO securitizations. This agreement provides for advance rates ranging from 50% to 89% of the security’s market value. The advance rates on trading securities which we have purchased as of December 31, 2006 range from 75% to 89%.

We also have the ability to leverage our receivables arising from servicing related advances as a source of liquidity. These receivables primarily represent advances we have made to securitization trusts as well as on behalf of borrowers for taxes and insurance. This loan agreement provides for capacity of $80 million, secured by the receivables, with an advance rate of 85%-90%. Capacity that we utilize under this facility reduces borrowing capacity available to us under the warehouse repurchase agreement that we have with this lender. This capacity also functions as a sub-limit underneath the overall MRA capacity for that particular lender. At December 31, 2006 we had fully borrowed against the lending value of the collateral then pledged under these agreements, but had not utilized all borrowing capacity that would be available under these agreements upon the pledge of additional collateral.

As shown in Table 35, we had $153.5 million in immediately available funds as of December 31, 2006 to support our mortgage lending and mortgage portfolio operations. We have borrowed approximately $2.2 billion of the $4.3 billion in mortgage securities, mortgage loans and servicing advance financing facilities, leaving approximately $2.1 billion available upon the pledge of eligible mortgage loans, securities or other collateral to support the mortgage lending and mortgage portfolio operations.

Table 35 — Short-term Financing Resources

(dollars in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$150,522
Mortgage securities, mortgage loans and servicing advance repurchase facilities	$4,250,000	$2,155,208	$2,152,208	3,000

Total	$4,250,000	$2,155,208	$2,152,208	$153,522

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities are the proceeds we receive from our mortgage securities—available-for-sale portfolio. For the year ended December 31, 2006 we received $327.2 million in proceeds from repayments on mortgage securities—available-for-sale as compared to $453.8 million and $346.6 million for years ended 2005 and 2004, respectively. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

•

The coupons on the underlying collateral of our mortgage securities have increased modestly while the interest rates paid on the bonds issued by the securitization trusts have dramatically risen over the last couple of years.

•	The lower spreads are due in part to higher credit losses due to the substantial decline in housing price appreciation of the underlying collateral during 2006.

•	We have lower average balances of our mortgage securities—available-for-sale portfolio as our paydowns have increased faster than our addition of new bonds from our securitizations.

Proceeds from Repayments of Mortgage Loans. For the year ended December 31, 2006 we received $629.3 million in proceeds from the repayments of our portfolio of mortgage loans held-for-sale and mortgage loans held-in-portfolio compared to $26.6 million and $59.8 million for the years ended 2005 and 2004, respectively. The significant increase in repayments is due to a larger portfolio of mortgage loans held-in-portfolio in the current year as compared to 2005 and 2004.

Net Proceeds from Securitizations of Mortgage Loans. We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations are sold to large, institutional investors and U.S. government-sponsored enterprises. If the non-conforming loan industry continues to experience credit difficulties, our ability to access the securitization market on favorable terms may be negatively affected. The net proceeds from sales of mortgage loans held-for-sale in securitizations decreased to $5.9 billion for the year ended December 31, 2006 from $7.4 billion and $8.2 billion for the years ended 2005 and 2004, respectively.

Net Proceeds from Sales of Mortgage Loans to Third Parties. We also depend on third party investors to provide liquidity for our mortgage loans. We generally will sell loans to third party investors that do not possess the economic characteristics meeting our long-term portfolio management objectives. For the years ended December 31, 2006, 2005 and 2004 we received net proceeds from the sales of mortgage loans held-for-sale to third parties of $2.3 billion, $1.2 billion and $64.5 million, respectively. The increase in proceeds from sales of mortgage loans to third parties is a result of the environment of tighter margins in the mortgage banking industry. These tighter margins prompted us to sell loans to third parties rather than adding them to our securitized portfolio due to unattractive returns.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations, collateralized debt obligations as well as private debt offerings provide long-term sources of liquidity.

We received net proceeds of $1.3 billion and $1.2 billion, respectively, through the issuance of NHES Series 2006-1 and NHES Series 2006-MTA1 during the year ended December 31, 2006. These asset-backed bonds are collateralized by mortgage loans – held-in-portfolio on our consolidated balance sheet.

In 2005 we began retaining various subordinate investment-grade securities from our securitization transactions that were previously held in the form of overcollateralization bonds. We also purchase subordinated securities from other ABS issuers. We will continue to retain, acquire and aggregate various types of ABS as well as synthetic assets with the intention of securing non-recourse long-term financing using our portfolio of mortgage securities – trading as collateral. We executed our first CDO in February 2007.

We periodically issue asset-backed bonds (NIMs) secured by our mortgage securities – available-for-sale as a means for long-term non-recourse financing for these assets.

We received net proceeds of $33.9 million from the issuance of unsecured floating rate junior subordinated debentures during the year ended December 31, 2006 and $48.4 million for the year ended December 31, 2005 from the issuance of similar debentures. We had no issuances of these debentures in 2004. We will continue to take advantage of this market when we feel we can issue debt at more attractive costs than issuing capital stock.

Net Proceeds from Issuances Equity or Debt or the Retention of Cash Flow. If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income, so long as we remain a REIT) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter. Since inception, we have raised $563.5 million in net proceeds through private and public equity offerings.

In 2006, we sold 2,938,200 shares of common stock under our Direct Stock Purchase and Dividend Reinvestment Plan (DRIP) raising $85.4 million in net proceeds, 2,000,000 shares of common stock were sold in a registered controlled equity offering raising $57.5 million in net proceeds and we issued 130,444 shares of common stock under the stock-based compensation plan raising $0.6 million in net proceeds.

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

Other Liquidity Factors

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. When floating rates are lower than the fixed rate on the interest rate swap, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of December 31, 2006, we had approximately $5.7 million on deposit with counterparties. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

Table 33 details our major contractual obligations due over the next 12 months and beyond. Management believes cash and cash equivalents on hand combined with other available liquidity sources including: 1) proceeds from mortgage loan sales and securitizations, 2) cash received on our mortgage securities available-for-sale, 3) draw downs on mortgage loan and securities repurchase agreements, 4) proceeds from private and public debt and equity offerings and 5) proceeds from resecuritizations will be adequate to meet our liquidity needs for the next twelve months. In addition, we do not believe our long-term growth plans will be constrained due to a lack of available liquidity resources. However, we can provide no assurance, that, if needed, the liquidity resources we utilize will be available or will be available on terms we consider favorable. Factors that can affect our liquidity are discussed in the “Risk Factors” section of this document.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of December 31, 2006, we had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. We had no outstanding commitments to sell loans at December 31, 2006. As of December 31, 2005, we had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the ordinary course of business, we sell whole pools of loans to investors with recourse for borrower defaults. We also sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. See “Liquidity and Capital Resources – Primary Uses of Cash – Loan Sale and Securitization Repurchases” for further discussion of these guarantees and recourse obligations.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and common stock dividends are based on taxable income. In each case, financial activities and the balance sheet are measured with reference to historical cost or fair market value without considering inflation.

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

In January 2007, the FASB provided a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. Following the issuance of the scope exception by the FASB, changes in the market value of our investment securities would continue to be made through other comprehensive income, a component of stockholders’ equity. We do not expect that the adoption of FAS 155 will have a material impact on our financial position, results of operations or cash flows. However, to the extent that certain of our future investments in securitized financial assets do not meet the scope exception adopted by the FASB, our future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, so long as the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We do not expect the adoption of SFAS 156 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years after December 15, 2006. We will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact to our consolidated financial statements; however, we are still in the process of completing our evaluation of the impact of adopting FIN 48.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. We are still evaluating the impact the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are still evaluating the impact the adoption of this statement will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See discussion under “Interest Rate/Market Risk” in “Item 1. Business”.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$150,522	$264,694
Mortgage loans – held-for-sale	1,741,819	1,291,556
Mortgage loans – held-in-portfolio, net of allowance of $22,452 and $699, respectively	2,116,535	28,840
Mortgage securities – available-for-sale	349,312	505,645
Mortgage securities – trading	329,361	43,738
Mortgage servicing rights	62,830	57,122
Deferred income tax asset, net	47,188	30,780
Servicing related advances	40,923	26,873
Warehouse notes receivable	39,462	25,390
Accrued interest receivable	37,692	4,866
Real estate owned	21,534	1,208
Derivative instruments, net	16,816	12,765
Other assets	74,269	42,257

Total assets	$5,028,263	$2,335,734

Liabilities and Shareholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,631,773	$1,238,122
Short-term borrowings secured by mortgage securities	503,680	180,447
Other short-term borrowings	16,755	—
Asset-backed bonds secured by mortgage loans	2,067,490	26,949
Asset-backed bonds secured by mortgage securities	9,519	125,630
Junior subordinated debentures	83,041	48,664
Due to securitization trusts	107,043	44,382
Dividends payable	1,663	45,070
Accounts payable and other liabilities	92,729	62,250

Total liabilities	4,513,693	1,771,514
Commitments and contingencies (Note 9)

Shareholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Common stock, 37,261,252 and 32,193,101 shares, issued and outstanding, respectively	373	322
Additional paid-in capital	741,748	581,580
Accumulated deficit	(263,572)	(128,554)
Accumulated other comprehensive income	36,548	111,538
Other	(557)	(696)

Total shareholders’ equity	514,570	564,220

Total liabilities and shareholders’ equity	$5,028,263	$2,335,734

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Interest income	$494,890	$320,727	$230,845
Interest expense	235,331	80,755	52,482

Net interest income before provision for credit losses	259,559	239,972	178,363
Provision for credit losses	(30,131)	(1,038)	(726)

Net interest income	229,428	238,934	177,637

Other operating income (expense):
Gains on sales of mortgage assets	41,749	65,148	144,950
Gains (losses) on derivative instruments	11,998	18,155	(8,905)
Impairment on mortgage securities – available-for-sale	(30,690)	(17,619)	(15,902)
Fee income	29,032	30,678	30,668
Premiums for mortgage loan insurance	(12,419)	(5,672)	(4,218)
Other income (expense), net	647	(784)	(272)

Total other operating income	40,317	89,906	146,321

General and administrative expenses:
Compensation and benefits	124,156	100,492	87,887
Office administration	27,491	28,453	26,496
Professional and outside services	21,020	18,120	17,207
Loan Expense	7,416	13,155	14,411
Marketing	4,908	2,817	6,386
Other	16,270	21,593	15,873

Total general and administrative expenses	201,261	184,630	168,260

Income from continuing operations before income tax (benefit) expense	68,484	144,210	155,698
Income tax (benefit) expense	(8,721)	(6,617)	16,756

Income from continuing operations	77,205	150,827	138,942
Loss from discontinued operations, net of income tax	(4,267)	(11,703)	(23,553)

Net income	72,938	139,124	115,389
Dividends on preferred shares	(6,653)	(6,653)	(6,265)

Net income available to common shareholders	$66,285	$132,471	$109,124

Basic earnings per share:
Income from continuing operations available to common shareholders	$2.07	$4.86	$5.24
Loss from discontinued operations, net of income tax	(0.13)	(0.40)	(0.93)

Net income available to common shareholders	$1.94	$4.46	$4.31

Diluted earnings per share:
Income from continuing operations available to common shareholders	$2.04	$4.81	$5.15
Loss from discontinued operations, net of income tax	(0.12)	(0.39)	(0.91)

Net income available to common shareholders	$1.92	$4.42	$4.24

Weighted average basic shares outstanding	34,212	29,669	25,290

Weighted average diluted shares outstanding	34,472	29,993	25,763

Dividends declared per common share	$5.60	$5.60	$6.75

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2004	$—	$245	$231,294	$(15,522)	$85,183	$(976)	$300,224
Forgiveness of founders’ notes receivable	—	—	—	—	—	140	140
Issuance of common stock, 2,829,488 shares	—	28	121,306	—	—	—	121,334
Issuance of preferred stock, 2,990,000 shares	30	—	72,089	—	—	—	72,119
Issuance of stock under stock compensation plans, 433,181 shares	—	4	3,811	—	—	—	3,815
Compensation recognized under stock compensation plans	—	—	1,810	—	—	—	1,810
Dividend equivalent rights (DERs) on vested options	—	—	1,900	(1,900)	—	—	—
Dividends on common stock ($6.75 per share)	—	—	—	(177,056)	—	—	(177,056)
Dividends on preferred stock ($2.11 per share)	—	—	—	(6,265)	—	—	(6,265)
Tax benefit derived from stock compensation plans	—	—	897	—	—	—	897

Comprehensive income:
Net income				115,389			115,389
Other comprehensive loss					(6,063)		(6,063)

Total comprehensive income							109,326

Balance, December 31, 2004	$30	$277	$433,107	$(85,354)	$79,120	$(836)	$426,344

Continued

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2005	$30	$277	$433,107	$(85,354)	$79,120	$(836)	$426,344
Forgiveness of founders’ notes receivable	—	—	—	—	—	140	140
Issuance of common stock, 4,334,320 shares	—	43	145,313	—	—	—	145,356
Issuance of stock under stock compensation plans, 148,797 shares	—	2	921	—	—	—	923
Compensation recognized under stock compensation plans	—	—	2,226	—	—	—	2,226
Dividend equivalent rights (DERs) on vested options	—	—	304	(4,369)	—	—	(4,065)
Dividends on common stock ($5.60 per share)	—	—	—	(171,302)	—	—	(171,302)
Dividends on preferred stock ($2.23 per share)	—	—	—	(6,653)	—	—	(6,653)
Other	—	—	(291)	—	—		(291)

Comprehensive income:
Net income				139,124			139,124
Other comprehensive income					32,418		32,418

Total comprehensive income							171,542

Balance, December 31, 2005	$30	$322	$581,580	$(128,554)	$111,538	$(696)	$564,220

Continued

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2006	$30	$322	$581,580	$(128,554)	$111,538	$(696)	$564,220
Forgiveness of founders’ notes receivable	—	—	—	—	—	139	139
Issuance of common stock, 4,938,200 shares	—	50	148,741	—	—	—	148,791
Issuance of stock under stock compensation plans, 130,444 shares	—	1	906	—	—	—	907
Compensation recognized under stock compensation plans	—	—	2,548	—	—	—	2,548
Dividend equivalent rights (DERs) on vested options	—	—	825	(3,084)	—	—	(2,259)
Dividends on common stock ($5.60 per share)	—	—	—	(198,219)	—	—	(198,219)
Dividends on preferred stock ($2.23 per share)	—	—	—	(6,653)	—	—	(6,653)
Common stock repurchased, 493 shares	—	—	(17)	—	—	—	(17)
Tax benefit derived from capitalization of affiliate	—	—	7,173	—	—	—	7,173
Other	—	—	(8)	—	—	—	(8)

Comprehensive income:
Net income				72,938			72,938
Other comprehensive loss					(74,990)		(74,990)

Total comprehensive loss							(2,052)

Balance, December 31, 2006	$30	$373	$741,748	$(263,572)	$36,548	$(557)	$514,570

See notes to consolidated financial statements	Concluded

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net Income	$72,938	$139,124	$115,389
Loss from discontinued operations	4,267	11,703	23,553

Income from continuing operations	77,205	150,827	138,942
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of mortgage servicing rights	33,639	28,364	16,934
Retention of mortgage servicing rights	(39,474)	(43,476)	(39,259)
Impairment on mortgage securities – available-for-sale	30,690	17,619	15,902
(Gains) losses on derivative instruments	(11,998)	(18,155)	8,905
Depreciation expense	7,266	7,433	6,090
Amortization of deferred debt issuance costs	3,408	5,683	5,036
Compensation recognized under stock compensation plans	2,548	2,226	1,810
Provision for credit losses	30,131	1,038	726
Amortization of premiums on mortgage loans	10,409	376	699
Interest capitalized on loans held-in-portfolio	(29,541)	—	—
Forgiveness of founders’ promissory notes	139	140	140
Provision for deferred income taxes	(8,589)	(12,727)	(1,322)
Accretion of available-for-sale and trading securities	(158,984)	(172,019)	(100,666)
Gains on sales of mortgage assets	(2,275)	(21,672)	(105,691)
Losses (gains) on trading securities	3,192	(549)	—
Originations and purchases of mortgage loans held-for-sale	(11,275,926)	(9,379,682)	(8,539,944)
Proceeds from repayments of mortgage loans held-for-sale	77,490	9,908	27,979
Repurchase of mortgage loans from securitization trusts	(183,814)	(6,784)	—
Proceeds from sale of mortgage loans held-for-sale to third parties	2,260,845	1,176,518	64,476
Proceeds from sale of mortgage loans held-for-sale in securitizations	5,922,975	7,428,063	8,173,829
Purchase of mortgage securities - trading	(205,078)	—	(143,153)
Proceeds from paydowns of mortgage securities - trading	9,436	—	—
Proceeds from sale of mortgage securities - trading	11,223	143,153	—
Changes in:
Servicing related advances	(13,890)	(6,752)	(707)
Accrued interest receivable	(69,475)	(35,296)	(23,753)
Derivative instruments, net	(392)	2,509	13,553
Other assets	(24,420)	(9,809)	(13,740)
Accounts payable and other liabilities	30,154	19,572	(24,692)

Net cash used in operating activities from continuing operations	(3,513,106)	(713,492)	(517,906)
Net cash provided by (used in) operating activities from discontinued operations	2,196	(13,689)	(47,800)

Net cash used in operating activities	(3,510,910)	(727,181)	(565,706)
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities - available-for-sale	327,218	453,750	346,558
Purchase of mortgage securities – available-for-sale	(1,922)	—	—
Proceeds from repayments of mortgage loans held-in-portfolio	551,796	16,673	31,781
Proceeds from sales of assets acquired through foreclosure	2,341	1,909	4,905
Acquisition of retail branches	(60,105)	—	—
Purchases of property and equipment	(10,021)	(5,315)	(7,029)

Net cash provided by investing activities	809,307	467,017	376,215

Continued

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	2,505,457	128,921	506,745
Payments on asset-backed bonds	(565,188)	(363,861)	(254,867)
Payments on asset-backed bonds due to exercise of redemption provisions	(18,788)	(7,822)	—
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	143,478	142,114	193,615
Net change in short-term borrowings	741,082	499,715	53,761
Proceeds from the issuance of junior subordinated debentures	33,917	48,428	—
Repurchase of common stock	(17)	—	—
Dividends paid on vested stock options	(2,725)	(2,113)	—
Dividends paid on preferred stock	(4,990)	(6,653)	(6,265)
Dividends paid on common stock	(237,352)	(195,760)	(132,346)

Net cash provided by financing activities from continuing operations	2,594,874	242,969	360,643
Net cash (used in) provided by financing activities from discontinued operations	(7,443)	13,326	(20,769)

Net cash provided by financing activities	2,587,431	256,295	339,874

Net (decrease) increase in cash and cash equivalents	(114,172)	(3,869)	150,383
Cash and cash equivalents, beginning of year	264,694	268,563	118,180

Cash and cash equivalents, end of year	$150,522	$264,694	$268,563

See notes to consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting and Reporting Policies

Description of Operations NovaStar Financial, Inc. and subsidiaries (the “Company”) operates as a specialty finance company that originates, purchases, securitizes, sells, invests in and services residential nonconforming loans and mortgage backed securities. The Company offers a wide range of mortgage loan products to “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. The Company retains significant interests in the nonconforming loans originated and purchased through their mortgage securities investment portfolio. Historically, the Company has serviced all of the loans in which they retain interests through their servicing platform.

Financial Statement Presentation The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, amortizing mortgage servicing rights and establishing the fair value of its mortgage securities, reserve for losses on third party sales, derivative instruments and mortgage servicing rights and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates. For example, it is possible that credit losses or prepayments could rise to levels that would adversely affect profitability if those levels were sustained for more than brief periods.

The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated during consolidation.

Cash and Cash Equivalents The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 and 2005, 93% and 96% of the Company’s cash and cash equivalents were with one institution. Uninsured balances with this institution aggregated $139.2 million and $253.0 million at December 31, 2006 and 2005, respectively.

Mortgage Loans Mortgage loans include loans originated by the Company and acquired from other originators. Mortgage loans are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the estimated life of the loan as an adjustment to yield using the level yield method. The Company uses actual and estimated cash flows, which consider the actual and future estimated prepayments of the loans, to derive an effective level yield. Mortgage loan origination fees and direct mortgage loan origination costs on mortgage loans held-for-sale are deferred until the related loans are sold. Mortgage loans held-for-sale are carried at the lower of cost or market determined on an aggregate basis.

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. For all mortgage loans that do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes 90 days delinquent. For mortgage loans that do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible. Interest collected on non-accrual loans is recognized as income upon receipt.

The mortgage loan portfolio is collectively evaluated for impairment as the individual loans are smaller-balance and are homogeneous in nature. For mortgage loans held-in-portfolio, the Company maintains an allowance for credit losses inherent in the portfolio at the balance sheet date. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, historical credit losses, whether the Company purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management regarding key economic indicators are highly uncertain and involve a great deal of judgment.

An internally developed migration analysis is the primary tool used in analyzing the adequacy of the allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. Management also takes into consideration the use of mortgage insurance as a method of managing credit risk. The Company pays mortgage insurance premiums on loans maintained on the consolidated balance sheet and includes the cost of mortgage insurance in the consolidated statements of income.

Management’s estimate of expected losses could increase if the actual loss experience is different than originally estimated. In addition, the estimate of expected losses could increase if economic factors change the value that can be reasonably expected to obtain from the sale of the property. If actual losses increase, or if values reasonably expected to be obtained from property sales decrease, the provision for losses would increase.

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

Mortgage Securities – Available-for-Sale Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual interests (the “residual securities”) and subordinated primary securities (the “subordinated securities”). The residual securities include interest-only mortgage securities, prepayment penalty bonds and overcollateralization bonds. The subordinated securities represent investment-grade and non-investment grade rated bonds which are senior to the residual interests but subordinated to the bonds sold to third party investors. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method was used in computing realized gains or losses.

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

The subordinated securities retained by the Company in its securitization transactions have a stated principal amount and interest rate. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. The Company accounts for the securities based on EITF 99-20 which prescribes the effective yield method.

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

Management believes the best estimate of the initial value of the residual securities it retains in a whole loan securitization is derived from the market value of the pooled loans. The initial value of the loans is estimated based on the expected open market sales price of a similar pool (“the whole loan price methodology”). In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans cannot generally be rejected. As a result, management adjusts the market price for loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

The Company uses the whole loan price methodology when it feels enough relevant information is available through its internal bidding processes for purchasing similar pools of loans in the market. When such information is not available, the Company estimates the initial value of residual securities retained in a whole loan securitization based on the present value of future expected cash flows to be received (“the discount rate methodology”). Management’s best estimate of key assumptions, including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

For purposes of valuing the retained residual securities at each reporting period subsequent to the initial valuation, the Company uses the discount rate methodology.

The Company estimates initial and subsequent fair value for the subordinated securities based on quoted market prices obtained from brokers.

Mortgage Securities - Trading Mortgage securities – trading consist of mortgage securities purchased by the Company as well as retained by the Company in its securitization transactions. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses.

As described under Mortgage Securities – Available-for-Sale, the Company retains subordinated securities in its securitization transactions which have a stated principal amount and interest rate and have been retained at a market discount from the stated principal amount. In addition the Company has purchased subordinated mortgage backed securities from other issuers. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. The Company accounts for the securities based on the effective yield method. Fair value is estimated using quoted market prices.

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

Real Estate Owned Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at time of foreclosure are charged against the allowance for credit losses. Costs related to the development of real estate are capitalized and those related to holding the property are expensed. Losses or gains from the ultimate disposition of real estate owned are charged or credited to operating income.

Derivative Instruments, net The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on the Company’s liabilities typically adjust more frequently than interest rates on the Company’s assets. Derivative instruments are recorded at their fair value on the consolidated balance sheet. For derivative instruments that qualify for hedge accounting, any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Gains and losses reported as a component of accumulated other comprehensive income are reclassified into earnings as the forecasted transactions occur. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the Company’s consolidated income statement. For those derivative instruments that do not qualify for hedge accounting, changes in the fair value of the instruments are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the Company’s consolidated income statement. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included in derivative instruments, net on the Company’s balance sheet.

Property and Equipment, net Leasehold improvements, furniture and fixtures and office and computer equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are as follows:

Leasehold improvements	5 years	(A)
Furniture and fixtures	5 years
Office and computer equipment	3-5 years

(A)	Lesser of 5 years or remaining lease term.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred.

The principal balance of the Company’s property and equipment was $41.8 million and $29.8 million as of December 31, 2006 and 2005, respectively. The accumulated depreciation recorded on the property and equipment was $23.7 million and $16.7 million as of December 31, 2006 and 2005, respectively.

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

Due to Securitization Trusts Due to securitization trusts represents the fair value of the mortgage loans the Company has the right to repurchase from the securitization trusts. The servicing agreements the Company executes for loans it has securitized include a removal of accounts provision which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision can be exercised for loans that are 90 days to 119 days delinquent. Upon exercise of the call options, the related obligation to the trusts is removed from the Company’s balance sheet.

Premiums for Mortgage Loan Insurance The Company uses lender paid mortgage insurance to mitigate the risk of loss on loans that are originated. For those loans held-in-portfolio and loans held-for-sale, the premiums for mortgage insurance are expensed by the Company as the costs of the premiums are incurred. For those loans sold in securitization transactions accounted for as a sale, the independent trust assumes the obligation to pay the premiums and obtains the right to receive insurance proceeds.

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

Management believes the best estimate of the initial value of the residual securities it retains in a whole loan securitization is derived from the market value of the pooled loans. The initial value of the loans is estimated based on the whole loan price methodology. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans cannot generally be rejected. As a result, management adjusts the market price for loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

The Company uses the whole loan price methodology when it feels enough relevant information is available through its internal bidding processes for purchasing similar pools of loans in the market. When such information is not available, the Company estimates the initial value of residual securities retained in a whole loan securitization based on the discount rate methodology. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

For purposes of valuing the retained residual securities at each reporting period subsequent to the initial valuation, the Company uses the discount rate methodology.

For purposes of valuing the Company’s securities, it is important to know that the Company also transfers interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction the Company enters into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

A significant factor in valuing the residual securities is the portion of the underlying mortgage loan collateral that is covered by mortgage insurance. At the time of a securitization transaction, the trust legally assumes the responsibility to pay the mortgage insurance premiums associated with the loans transferred and the rights to receive claims for credit losses. Therefore, the Company has no obligation to pay these insurance premiums. The cost of the insurance is paid by the trust from proceeds the trust receives from the underlying collateral. This information is significant for valuation as the mortgage insurance significantly reduces the severity of credit losses incurred by the trust. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions the Company uses to value its residual securities consider this risk.

The following is a description of the methods used by the Company to transfer assets, including the related accounting treatment under each method:

•

Whole Loan Sales Whole loan sales represent loans sold to third parties with servicing released. Gains and losses on whole loan sales are recognized in the period the sale occurs and the Company has determined that the criteria for sales treatment has been achieved as it has surrendered control over the assets transferred. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment due to the buyer.

•

Loans and Securities Sold Under Agreements to Repurchase (Repurchase Agreements) Repurchase agreements represent legal sales of loans or mortgage securities and a related agreement to repurchase the loans or mortgage securities at a later date. Repurchase agreements are accounted for as secured borrowings because the Company has not surrendered control of the transferred assets as it is both entitled and obligated to repurchase the transferred assets prior to their maturity. Repurchase agreements are classified as short-term borrowings in the Company’s consolidated balance sheet.

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

Reserve for Losses – Loans Sold to Third Parties The Company maintains a reserve for the representation and warranty liabilities related to loans sold to third parties, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the consolidated balance sheet, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the loan. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the consolidated statements of income as a reduction of gains on sales of mortgage assets.

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

•

Service Fee Income Service fees are paid to the Company by either the investor on mortgage loans serviced or the borrower. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees and processing fees. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible.

Stock-Based Compensation At December 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 20. From January 1, 2004 through December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”, using the modified-prospective-transition method. Because the Company was applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the consolidated financial statements.

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

Discontinued Operations On November 4, 2005, the Company adopted a formal plan to terminate substantially all of the branches operated by NovaStar Home Mortgage, Inc. (“NHMI”). By June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, require the results of operations associated with those branches terminated subsequent to January 1, 2004 to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. The Company has presented the operating results of NHMI as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Earnings Per Share (EPS) Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, restricted stock, performance based awards and warrants on the Company’s common stock have been exercised, unless the exercise would be antidilutive.

Commitments to Originate Mortgage Loans Commitments to originate mortgage loans - held-for-sale meet the definition of a derivative and are recorded at fair value and are classified as other liabilities in the Company’s consolidated balance sheets. The Company uses the Black-Scholes option pricing model to determine the value of its commitments. Significant assumptions used in the valuation determination include volatility, strike price, current market price, expiration and one-month LIBOR.

New Accounting Pronouncements In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a Qualifying Special Purpose Entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In January 2007, the FASB provided a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS 133, as would securities purchased at a significant premium. The Company does not expect that the adoption of SFAS 155 will have a material impact on the Company’s financial position, results of operations or cash flows. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception adopted by the FASB, the Company’s future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact to its consolidated financial statements; however, the Company is still in the process of completing its evaluation of the impact of adopting FIN 48.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. The Company is still evaluating the impact the adoption of this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is still evaluating the impact the adoption of this statement will have on its consolidated financial statements.

FASB has been deliberating on a technical interpretation of GAAP with respect to the accounting for transactions where assets are purchased and simultaneously financed through a repurchase agreement with the same party and whether these transactions create derivatives requiring a “net” presentation instead of the acquisition of assets and related financing obligation. The Company’s current accounting for these transactions is to record the transactions as an acquisition of assets and related financing obligation. The alternative accounting treatment would be to record any net cash representing the “haircut” amount as a deposit and the forward leg of the repurchase agreement (that is, the obligation to purchase the financial asset(s) at the end of the repo term) as a derivative. Because the FASB has not issued any guidance on this matter as of the filing date of this report, the Company has not changed its accounting treatment for this item. During the first quarter of 2006, the Company purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of December 31, 2006, the entire $1.0 billion of mortgage loans purchased during the first quarter remained on the Company’s consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset backed bond financing. Additionally, during 2006 the Company purchased $64.1 million of securities from counterparties which were subsequently financed through repurchase agreements with the same counterparties. As of December 31, 2006 the market value of these securities which remained on the Company’s consolidated balance sheet was $62.9 million. If the Company would be required to change its current accounting based on this interpretation the Company does not believe that there would be a material impact on its consolidated statements of income, however, total assets and total liabilities would be reduced by approximately $50.9 million at December 31, 2006. In addition, cash flows from operating and financing activities would be reduced by approximately $50.9 million for the year ended December 31, 2006. The Company believes its liquidity would be unchanged, and it does not believe the economics of the transactions or its taxable income or status as a REIT would be affected.

Reclassifications Reclassifications to prior year amounts have been made to conform to current year presentation, as follows.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of NHMI and its branches through December 31, 2006, as discontinued operations in the Consolidated Statements of Income for the years ended 2006, 2005 and 2004.

The Company earns interest income from funds the Company holds as custodian and earns interest from corporate operating cash. The Company has reclassified these earnings from “Other Income, net” to “Interest Income” on the consolidated statements of income for the years ended 2005 and 2004. The amount of other income reclassified to interest income for 2005 and 2004 was $21.5 million and $6.8 million, respectively.

Note 2. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of December 31, (dollars in thousands):

	2006	2005
Mortgage loans – held-for-sale:
Outstanding principal	$1,631,891	$1,238,689
Loans under removal of accounts provision	107,043	44,382
Net deferred origination costs	7,891	12,015
Allowance for the lower of cost or fair value	(5,006)	(3,530)

Mortgage loans – held-for-sale	$1,741,819	$1,291,556

Weighted average coupon	8.69%	8.11%

Percent of loans with prepayment penalties	58%	65%

Mortgage loans – held-in-portfolio:
Outstanding principal	$2,101,768	$29,084
Net unamortized deferred origination costs	37,219	455

Amortized cost	2,138,987	29,539
Allowance for credit losses	(22,452)	(699)

Mortgage loans – held-in-portfolio	$2,116,535	$28,840

Weighted average coupon	8.35%	9.85%

Percent of loans with prepayment penalties	61%	0%

During 2006 the Company transferred $2.7 billion of mortgage loans from its held-for-sale classification to held-in-portfolio. These loans were either subsequently securitized in transactions structured as financings or paid off.

During 1997 and 1998, the Company completed the securitization of loans in transactions that were structured as financing arrangements for accounting purposes. These non-recourse financing arrangements match the loans with the financing arrangement for long periods of time, as compared to repurchase agreements that mature frequently with interest rates that reset frequently and have liquidity risk in the form of margin calls. Under the terms of the asset-backed bonds issued in the securitizations, the Company is entitled to repurchase the mortgage loan collateral and repay the remaining bond obligations when the aggregate collateral principal balance falls below 35% of their original balance for the loans in Series 97-01 and 25% for the loans in Series 97-02, Series 98-01 and Series 98-02. During the fourth quarter of 2006, the Company exercised this option for Series 1998-1 and Series 1998-2 and retired the related asset-backed bonds, which had a remaining balance of $18.8 million. During the fourth quarter of 2005, the Company exercised this option for Series 1997-1 and Series 1997-2 and retired the related asset-backed bonds, which had a remaining balance of $7.8 million. The Company transferred $20.4 million and $10.3 million of mortgage loans associated with these asset backed bonds from the held-in-portfolio classification to held-for-sale in 2006 and 2005, respectively, with the intent to sell or securitize the loans.

The servicing agreements the Company executes for loans it has securitized include a “clean up” call option which gives it the right, not the obligation, to repurchase mortgage loans from the trust. The clean up call option can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. During the twelve months ended December 31, 2006, the Company exercised the “clean up” call option on NMFT Series 2000-1, NMFT Series 2000-2, NMFT Series 2001-1, NMFT Series 2001-2, NMFT Series 2002-1 and NMFT Series 2002-2 and repurchased loans with a remaining principal balance of $192.8 million from these trusts for $184.7 million in cash. The trusts distributed the $184.7 million to retire the bonds held by third parties. The repurchased mortgage loans are included in the mortgage loans held-for-sale classification on the Company’s consolidated balance sheets and it is the Company’s intention to sell or securitize these loans. On September 25, 2005, the Company exercised the “clean up” call option on NMFT Series 1999-1 and repurchased loans with a remaining principal balance of $14.0 million from the trust for $6.8 million in cash. The trust distributed the $6.8 million to retire the bonds held by third parties.

At December 31, 2006, the Company had the right, not the obligation, to repurchase $73.0 million of mortgage loans from the NMFT Series 2002-3 securitization trust under the Company’s clean up call option.

Collateral for 19% and 12% of the mortgage loans held-for-sale outstanding as of December 31, 2006 was located in Florida and California, respectively. Collateral for 42% and 19% of the mortgage loans held-in-portfolio outstanding as of December 31, 2006 was located in California and Florida, respectively. As of December 31, 2006 interest only loan products made up 10% of the loans classified both as held-for-sale and held-in-portfolio. In addition as of December 31, 2006 MTA loan products made up 11% and 50% of the loans classified as held-for-sale and held-in-portfolio, respectively. These MTA loans had $29.5 million in negative amortization during 2006. The Company has no other significant concentration of credit risk on mortgage loans.

At December 31, 2006 a majority of the loans classified as held-for-sale and all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

Loans that the Company has placed on non-accrual status totaled $48.8 and $3.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006 the Company had $57.4 million in loans past due 90 days or more, which were still accruing interest as compared to $7.2 million at December 31, 2005. These loans carried mortgage insurance and the accrual will be discontinued when in management’s opinion the interest is not collectible.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the three years ended December 31, (dollars in thousands):

	2006	2005	2004
Balance, beginning of period	$699	$507	$1,319
Provision for credit losses	30,131	1,038	726
Charge-offs, net of recoveries	(8,378)	(846)	(1,538)

Balance, end of period	$22,452	$699	$507

Note 3. Loan Securitizations and Loan Sales

The Company executes loan securitization transactions which are accounted for as sales of loans. Derivative instruments are also transferred into the trusts as part of each of these sales transactions to reduce interest rate risk to the third-party bondholders.

Details of the securitizations structured as sales for the three years ended December 31, are as follows

(dollars in thousands):

	Net Bond Proceeds	Allocated Value of Retained Interests		Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
		Mortgage Servicing Rights	Subordinated Bond Classes
2006:
NMFT Series 2005-4 (A)	$378,944	$2,258	$9,416	$378,944	$259	$1,203
NMFT Series 2006-2	999,790	6,041	40,858	1,021,102	6,015	11,942
NMFT Series 2006-3	1,072,258	6,516	47,408	1,100,000	5,073	10,209
NMFT Series 2006-4	993,841	7,040	51,956	1,025,359	1,818	14,401
NMFT Series 2006-5	1,264,695	8,969	46,762	1,300,000	1,732	5,675
NMFT Series 2006-6	1,213,447	8,650	48,578	1,250,000	2,811	6,785

	$5,922,975	$39,474	$244,978	$6,075,405	$17,708	$50,215

2005:
NMFT Series 2005-1	$2,066,840	$11,448	$88,433	$2,100,000	$13,669	$18,136
NMFT Series 2005-2	1,783,102	9,751	62,741	1,799,992	2,364	29,202
NMFT Series 2005-3	2,425,088	14,966	104,206	2,499,983	9,194	3,947
NMFT Series 2005-4 (A)	1,153,033	7,311	77,040	1,221,055	5,232	7,480

	$7,428,063	$43,476	$332,420	$7,621,030	$30,459	$58,765

2004:
NMFT Series 2003-4 (B)	$472,391	$1,880	$22,494	$479,810	$—	$9,015
NMFT Series 2004-1	1,722,282	7,987	92,059	1,750,000	(13,848)	64,112
NMFT Series 2004-2	1,370,021	6,244	67,468	1,399,999	15,665	8,961
NMFT Series 2004-3	2,149,260	9,520	104,901	2,199,995	(6,705)	40,443
NMFT Series 2004-4	2,459,875	13,628	94,911	2,500,000	5,617	21,721

	$8,173,829	$39,259	$381,833	$8,329,804	$729	$144,252

(A)	On January 20, 2006 NovaStar Mortgage delivered to the trust the remaining $378.9 million in loans collateralizing NMFT Series 2005-4. All of the bonds were issued to the third-party investors at the date of initial close, but the Company did not receive the escrowed proceeds related to the final close until January 20, 2006.
(B)	On January 14, 2004 NovaStar Mortgage delivered to the trust the remaining $479.8 million in loans collateralizing NMFT Series 2003-4. All of the bonds were issued to the third-party investors at the date of initial close, but the Company did not receive the escrowed proceeds related to the final close until January 14, 2004.

In the securitizations, the Company retains residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain subordinated securities representing subordinated interests in the underlying cash flows and servicing responsibilities. The value of the Company’s retained securities is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

During 2006 and 2005, U.S. government-sponsored enterprises purchased 49% and 51%, respectively, of the bonds sold to the third-party investors in the Company’s securitization transactions. The investors and securitization trusts have no recourse to the Company’s assets for failure of borrowers to pay when due except when defects occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. Refer to Note 9 for further discussion.

Mortgage loans held-in-portfolio include loans that the Company has securitized in structures that are accounted for as financings. During 2006, the Company executed two securitization transactions, NovaStar Home Equity Series (“NHES”) 2006-1 and NHES 2006-MTA1, respectively, which were accounted for as financings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” .

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company and, the Company, as servicer, subject to applicable contractual provisions, has discretion to call (other than a clean-up call) loans back from the trust. Accordingly, the loans remain on the balance sheet as “loans held-in-portfolio”, retained interests are not created, and securitization bond financing replaces the short-term debt with the loans. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Details of the Company’s securitization transactions structured as financings during 2006 are as follows (dollars in thousands):

	Net Bond Proceeds	Principal Balance of Loans Financed
NHES Series 2006-1	$1,317,346	$1,350,000
NHES Series 2006-MTA1	1,188,111	1,199,913

	$2,505,457	$2,549,913

As described in Note 1, fair value of the residual securities at the date of securitization is either measured by the whole loan price methodology or the discount rate methodology. For the whole loan price methodology, an implied yield (discount rate) is calculated based on the value derived and using projected cash flows generated using key economic assumptions. Comparatively, under the discount rate methodology, the Company assumes a discount rate that it feels is commensurate with current market conditions. Key economic assumptions used to project cash flows at the time of loan securitization during the three years ended December 31, 2006 were as follows:

NovaStar Mortgage Funding Trust Series	Constant Prepayment Rate	Average Life (in Years)	Expected Total Credit Losses, Net of Mortgage Insurance (A)	Discount Rate
2006-6	41%	2.19	3.7%	15%
2006-5	43	2.11	3.9	15
2006-4	43	2.07	2.9	15
2006-3	43	2.15	3.0	15
2006-2	44	2.02	2.4	15
2005-4	43	2.12	2.3	15
2005-3	41	2.06	2.0	15
2005-2	39	2.02	2.1	13
2005-1	37	2.40	3.6	15
2004-4	35	2.29	4.0	26
2004-3	34	2.44	4.5	19
2004-2	31	2.70	5.1	26
2004-1	33	2.71	5.9	20

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

Fair value of the subordinated securities at the date of securitization is based on quoted market prices.

The Company executes sales of loans to third parties with servicing released. Gains and losses on whole loan sales are recognized in the period the sale occurs. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan is prepaid in its entirety in the first year. The Company records a reserve for losses on repurchased loans upon the sale of the mortgage loans.

Activity in the reserve for repurchases is as follows for the three years ended December 31, (dollars in thousands):

	2006	2005	2004
Balance, beginning of period	$2,345	$—	$—
Provision for repurchased loans	28,617	3,265	—
Charge-offs, net	(6,189)	(920)	—

Balance, end of period	$24,773	$2,345	$—

Note 4. Mortgage Securities – Available-for-Sale

Mortgage securities – available-for-sale consist of the Company’s investment in the residual securities and subordinated securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Subordinated securities consist of rated bonds which are lower on the capital structure. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale for the periods indicated (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of December 31, 2006	$310,760	$39,683	$(1,131)	$349,312	41.84%
As of December 31, 2005	394,107	113,785	(2,247)	505,645	47.32

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the twelve months ended December 31, 2006 and 2005 management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $30.7 and $17.6 million during the twelve months ended December 31, 2006 and 2005 respectively.

During the twelve months ended December 31, 2006, the Company exercised the “clean up” call option on NMFT Series 2000-1, NMFT Series 2000-2, NMFT Series 2001-1, NMFT Series 2001-2, NMFT Series 2002-1 and NMFT Series 2002-2. The mortgage loans were repurchased from the trusts and cash was paid to retire the bonds held by third parties. Along with the cash paid to the trusts, any remaining cost basis of the related mortgage securities and mortgage servicing rights, $6.6 million, became part of the cost basis of the repurchased mortgage loans.

During the twelve months ended December 31, 2005, the Company exercised the “clean up” call option on NMFT Series 1999-1. The mortgage loans were repurchased from the trusts and cash was paid to retire the bonds held by third parties. Along with the cash paid to the trusts, any remaining cost basis of the related mortgage securities, $7.4 million, became part of the cost basis of the repurchased mortgage loans.

As of December 31, 2006 and December 31, 2005, the Company had two subordinated available-for-sale securities with unrealized losses and fair values aggregating $46.7 million and $42.8 million, respectively. The Company has deemed these securities to be only temporarily impaired because there was not an adverse change in estimated cash flows.

The following table is a roll-forward of mortgage securities – available-for-sale from January 1, 2005 to December 31, 2006 (in thousands):

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of January 1, 2005	$409,946	$79,229	$489,175
Increases (decreases) to mortgage securities:
New securities retained in securitizations	289,519	2,073	291,592
Accretion of income (A)	171,734	—	171,734
Proceeds from paydowns of securities (A) (B)	(452,050)	—	(452,050)
Impairment on mortgage securities - available-for-sale	(17,619)	17,619	—
Transfer of securities to mortgage loans held-for-sale due to repurchase of mortgage loans from securitization trust (C)	(7,423)	—	(7,423)
Mark-to-market value adjustment	—	12,617	12,617

Net (decrease) increase to mortgage securities	(15,839)	32,309	16,470

As of December 31, 2005	394,107	111,538	505,645

Increases (decreases) to mortgage securities:
New securities retained in securitizations	154,990	2,462	157,452
Purchase of securities	1,922	—	1,922
Accretion of income (A)	142,879	—	142,879
Proceeds from paydowns of securities (A) (B)	(346,047)	—	(346,047)
Impairment on mortgage securities - available-for-sale	(30,690)	30,690	—
Transfer of securities to mortgage loans held-for-sale due to repurchase of mortgage loans from securitization trusts (D)	(6,401)	(5,153)	(11,554)
Mark-to-market value adjustment	—	(100,985)	(100,985)

Net decrease to mortgage securities	(83,347)	(72,986)	(156,333)

As of December 31, 2006	$310,760	$38,552	$349,312

(A)	Cash received on mortgage securities with no cost basis was $5.4 million for the year ended December 31, 2006 and $17.6 million for the year ended December 31, 2005.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of December 31, 2006 and December 31, 2005, the Company had receivables from securitization trusts of $18.8 million and $3.4 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis. Also the Company had receivables from securitization trusts of $0.7 million and $0.3 million related to mortgage securities with a zero cost basis as of December 31, 2006 and 2005, respectively.
(C)	The remaining loans in the NMFT Series 1999-1 securitization trust were called on September 25, 2005.
(D)	The remaining loans in the NMFT Series 2000-1, NMFT Series 2000-2, NMFT Series 2001-1, NMFT Series 2001-2, NMFT Series 2002-1 and NMFT Series 2002-2 securitization trusts were called during 2006.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of December 31, 2006 to mature in one to five years.

During 2005 and 2004, the Company securitized the interest-only, prepayment penalty and overcollateralization securities of various securitizations and issued NovaStar Net Interest Margin Certificates (NIMs). These resecuritizations were accounted for as secured borrowings. In accordance with SFAS No. 140, control over the transferred assets was not surrendered and thus the transactions were recorded as financings for the mortgage securities. The detail of these transactions is shown in Note 8.

As of December 31, 2006, key economic assumptions and the sensitivity of the current fair value of the Company’s residual securities to immediate adverse changes in those assumptions are as follows, on average for the portfolio (dollars in thousands):

Carrying amount/fair value of residual interests (A)	$302,629
Weighted average life (in years)	1.2
Weighted average prepayment speed assumption (CPR) (percent)	47
Fair value after a 10% increase in prepayment speed	$303,916
Fair value after a 25% increase in prepayment speed	$311,749
Weighted average expected annual credit losses (percent of current collateral balance)	3.2
Fair value after a 10% increase in annual credit losses	$280,773
Fair value after a 25% increase in annual credit losses	$254,792
Weighted average residual cash flows discount rate (percent)	16
Fair value after a 500 basis point increase in discount rate	$288,135
Fair value after a 1000 basis point increase in discount rate	$274,641
Market interest rates:
Fair value after a 100 basis point increase in discount rate	$253,831
Fair value after a 200 basis point increase in discount rate	$218,956

(A)	The subordinated securities are not included in this table as their fair value is based on quoted market prices.

These sensitivities are hypothetical and should be used with caution. As the analysis indicates, changes in fair value based on a 10% or 25% change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The actual static pool credit loss as of December 31, 2006 was 0.42% and the cumulative projected static pool credit loss for the life of the securities is 1.86%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (dollars in thousands):

	For the Year Ended December 31,				Net Credit Losses During the Year Ended December 31,
	Total Principal Amount of Loans (A)		Principal Amount of Loans 60 Days or More Past Due
	2006	2005	2006	2005	2006		2005
Loans securitized (B)	$12,586,366	$12,722,279	$809,874	$404,592	$73,784		$38,639
Loans held-for-sale	1,647,063	1,238,953	25,112	1,897	7,166		1,027
Loans held-in-portfolio	2,108,129	30,028	78,384	3,124	1,605	(C)	1,072	(C)

Total loans managed or securitized (D)	$16,341,558	$13,991,260	$913,370	$409,613	$82,555		$40,738

(A)	Includes assets acquired through foreclosure.
(B)	Loans under removal of accounts provision have not been repurchased from the securitization trusts, therefore, they are included in loans securitized.
(C)	Excludes mortgage insurance proceeds on policies paid by the Company and includes interest accrued on loans 90 days or more past due for which the Company had discontinued interest accrual.
(D)	Does not include loans being interim serviced after the sale of the loans to a third party.

Note 5. Mortgage Securities – Trading

As of December 31, 2006, mortgage securities – trading consisted of certain subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. As of December 31, 2005, mortgage securities – trading consisted of certain subordinated securities retained by the Company from securitization transactions. Management estimates their fair value based on quoted market prices. The following table summarizes the Company’s mortgage securities – trading as of December 31, 2006 and 2005 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of December 31, 2006	$365,898	$332,045	$329,361	13.12%
As of December 31, 2005	54,400	43,189	43,738	14.59

(A)	Calculated from the average fair value of the securities.

The Company recognized net trading (losses) gains of $(3.2) million and $0.5 million for the years ended December 31, 2006 and 2005, respectively.

On February 23, 2006, the Company sold the M-9 bond class security which it had retained from its NMFT Series 2005-4 securitization, to a third party and recognized a gain on the sale of approximately $351,000.

As of December 31, 2006 and 2005 the Company had pledged all of its trading securities as collateral for financing purposes.

Note 6. Mortgage Servicing Rights

The Company records mortgage servicing rights arising from the transfer of loans to the securitization trusts. The following schedule summarizes the carrying value of mortgage servicing rights and the activity during 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Balance, January 1	$57,122	$42,010	$19,685
Amount capitalized in connection with transfer of loans to securitization trusts	39,474	43,476	39,259
Amortization	(33,639)	(28,364)	(16,934)
Transfer of cost basis to mortgage loans held-for-sale due to securitization calls	(127)	—	—

Balance, December 31	$62,830	$57,122	$42,010

The estimated fair value of the servicing rights aggregated $74.2 million and $71.9 million at December 31, 2006 and December 31, 2005, respectively. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of December 31, 2006 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 3.2% and an annual prepayment rate of 47%. The fair value as of December 31, 2005 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 2.1% and an annual prepayment rate of 49%. There was no allowance for the impairment of mortgage servicing rights as of December 31, 2006 and 2005.

Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. The estimated amortization expense for 2007, 2008, 2009, 2010, 2011 and thereafter is $29.6 million, $15.2 million, $6.8 million, $3.6 million, $2.3 million and $5.3 million, respectively.

The Company receives annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. Servicing fees received from the securitization trusts were $59.2 million, $59.8 million and $41.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006 the Company paid $32,000 to cover losses on delinquent or foreclosed loans from securitizations in which the Company did not maintain control over the mortgage loans transferred. During the year ended December 31, 2005 the Company incurred $220,000 in losses on delinquent or foreclosed loans purchased from securitizations in which the Company did not maintain control over the mortgage loans transferred. No such transactions were executed with securitizations in which the Company did not maintain control over the mortgage loans transferred during the year ended December 31, 2004.

The Company holds, as custodian, principal and interest collected from borrowers on behalf of the securitization trusts, as well as funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company and are held in trust. The Company held, as custodian, $545.2 million and $585.1 million at December 31, 2006 and 2005, respectively.

Note 7. Warehouse Notes Receivable

The Company had $39.5 million and $25.4 million due from borrowers at December 31, 2006 and 2005, respectively. These notes receivable represent warehouse lines of credit provided to a network of approved mortgage borrowers. The weighted average interest rate on these notes receivable is indexed to one-month LIBOR and was 9.12% and 7.89% at December 31, 2006 and 2005, respectively. The allowance for losses the Company recorded on these notes receivable was insignificant as of December 31, 2006 and 2005.

Note 8. Borrowings

Short-term Borrowings The following tables summarize the Company’s repurchase agreements for the periods indicated (dollars in thousands):

	Maximum Borrowing Capacity	Rate	Days to Reset	Balance
December 31, 2006
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring November 15, 2007 (D)	$1,000,000	5.77%	1	$393,746
Repurchase agreement expiring April 14, 2007 (F)	800,000	6.00	11	436,302
Repurchase agreement expiring January 6, 2007 (A) (F)	800,000	5.77	25	371,860
Repurchase agreement expiring November 9, 2007 (F)	750,000	5.77	12	429,733
Repurchase agreement expiring May 31, 2007 (E)	500,000	6.00	1	322,906
Repurchase agreement expiring June 28, 2009 (E)	150,000	7.10	1	60,000
Repurchase agreement expiring April 12, 2009 (E)	150,000	7.10	25	40,127
Repurchase agreement expiring July 31, 2009 (B) (E)	150,000	7.13	1	40,449
Loan and receivables agreement expiring January 6, 2007 (A) (B)	80,000	6.02	3	16,755
Repurchase agreement, expiring January 10, 2007 (C) (D)	100,000	6.32	12	40,330

Total short-term borrowings				$2,152,208

December 31, 2005
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring November 15, 2006 (D)	$1,000,000	4.98%	1	$388,056
Repurchase agreement expiring April 14, 2006 (F)	800,000	5.30	13	262,867
Repurchase agreement expiring February 6, 2006 (F)	800,000	5.12	25	422,452
Repurchase agreement expiring September 29, 2006 (F)	750,000	5.25	9	327,339
Repurchase agreement expiring August 4, 2006 (F)	100,000	—	25	—
Loan and receivables agreement expiring October 6, 2006 (B) (G)	80,000	—	—	—
Repurchase agreement, expiring December 1, 2006 (D)	50,000	5.38	12	17,855

Total short-term borrowings				$1,418,569

(A)	Expiration date was extended to October 8, 2007 subsequent to December 31, 2006.
(B)	Agreements do not provide for additional capacity beyond the maximum capacity the Company has in place under the master repurchase agreement for that particular lender and essentially act as sub-limits underneath the overall capacity.
(C)	Expiration date was extended to March 2, 2007 subsequent to December 31, 2006.
(D)	Eligible collateral for this agreement is mortgage loans.
(E)	Eligible collateral for this agreement is mortgage securities.
(F)	Eligible collateral for this agreement is both mortgage loans and mortgage securities.
(G)	Eligible collateral for this agreement is servicing related advances.

The following table presents certain information on the Company’s repurchase agreements for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2006	2005
Maximum month-end outstanding balance during the period	$3,978,629	$2,362,995
Average balance outstanding during the period	2,282,715	1,294,452
Weighted average rate for period	5.98%	4.66%
Weighted average interest rate at period end	5.95%	5.15%

The Company’s mortgage loans, certain mortgage securities and certain servicing related advances are pledged as collateral on these borrowings.

All of the Company’s warehouse repurchase credit facilities include numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. Events of default under these facilities include material breaches of representations or warranties, failure to comply with covenants, material adverse effects upon or changes in business, assets, or financial condition, and other customary matters. Events of default under certain of the Company’s facilities also include termination of our status as servicer with respect to certain securitized loan pools and failure to maintain profitability over consecutive quarters. In addition, if the Company breaches any covenant or an event of default otherwise occurs under any warehouse repurchase credit facility under which borrowings are outstanding, the lenders under all existing warehouse repurchase credit facilities could demand immediate repayment of all outstanding amounts because all of the warehouse repurchase credit facilities contain cross-default provisions. Management believes the Company is in compliance with all debt covenants at December 31, 2006.

In the event that the Company does not obtain a modification or waiver of any breach of a covenant requirement, the borrowing capacity under such breached facility would not be available to the Company so long as the Company remained out of compliance. Further, if at the time of noncompliance the Company continued to have borrowings outstanding under such breached facility, the breach would permit lenders under each of the Company’s other warehouse repurchase facilities to accelerate all amounts then outstanding. The Company also has the unilateral right to prepay the borrowings at any time. Management believes the borrowing capacity currently existing and expected to exist under the Company’s warehouse repurchase agreements is adequate to permit a transfer of all collateral from any breached facility and is adequate to maintain the Company’s current level of operations.

Repurchase agreements generally contain margin calls under which a portion of the borrowings must be repaid if the fair value of the mortgage securities – available-for-sale, mortgage securities - trading or mortgage loans collateralizing the repurchase agreements falls below a contractual ratio to the borrowings outstanding.

Accrued interest on the Company’s repurchase agreements was $6.7 million as of December 31, 2006 as compared to $3.2 million as of December 31, 2005.

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

2)	the value of NMI’s net equity investment in NovaStar Trust.

As of December 31, 2006, NovaStar Trust had the following assets:

1)	whole loans: $395.4 million

2)	cash and cash equivalents: $2.0 million.

As of December 31, 2006, NovaStar Trust had the following liabilities and equity:

1)	short-term debt due to UBS: $393.7 million, and

2)	$3.7 million in members’ equity investment.

Asset-backed Bonds (“ABB”) The Company issued ABB secured by its mortgage loans as a means for long-term non-recourse financing. For financial reporting and tax purposes, the mortgage loans held-in-portfolio as collateral are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. However, the Company retains the option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 35% of their original amounts for Series 1998-1 and Series 1998-2. During the fourth quarter of 2006, the Company exercised this option for Series 1998-1 and 1998-2 and retired the related ABB which had a remaining balance of $18.8 million. The mortgage loans were transferred from the held-in-portfolio classification to held-for-sale and have been or will be sold to third party investors or used as collateral in the Company’s securitization transactions.

The following table summarizes the ABB transactions for the year ended December 31, 2006 (dollars in thousands):

	Date Issued	Bonds Issued (A)(B)	Interest Rate Spread Over LIBOR (A)	Loans Pledged
NHES Series 2006-1	April 28, 2006	$1,320,974	0.06%-1.95%	$1,350,000
NHES Series 2006-MTA 1	June 8, 2006	1,189,785	0.19%-0.65%	1,199,913

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The bonds issued for the NHES 2006-MTA1 securitization include $19.2 million in Class X Notes. The Class X Notes are AAA-rated and are entitled to interest-only cash flows.

The Company issued net interest margin certificates (“NIMs”) secured by its mortgage securities available-for-sale as a means for long-term financing. For financial reporting and tax purposes, the mortgage securities available-for-sale collateral are recorded as assets of the Company and the NIMs are recorded as debt. The performance of the mortgage loan collateral underlying these securities directly affects the performance of these bonds. Interest rates are fixed at the time of issuance and do not adjust over the life of the bonds. The estimated weighted average months to maturity are based on estimates and assumptions made by management. The actual maturity may differ from expectations. There were no NIMs transactions in the year ended December 31, 2006.

The following table summarizes the NIMs transactions for the year ended December 31, 2005 (dollars in thousands):

	Date Issued	Bonds Issued	Interest Rate	Collateral (NMFT Series) (A)
Issue 2005-N1	June 22, 2005	$130,875	4.78%	2005-1 and 2005-2

(A)	The NIMs transactions are secured by the interest-only, prepayment penalty and overcollateralization securities of the respective residual mortgage securities – available-for-sale.

The following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds			Mortgage Loans
	Remaining Principal	Weighted Average Interest Rate	Estimated Weighted Average Months to Call or Maturity	Remaining Principal (A)		Weighted Average Coupon
As of December 31, 2006:
ABB:
NHES Series 2006-1	$1,042,202	5.61%	40	$1,059,353		8.58%
NHES Series 2006-MTA1	1,032,842	5.60	49	1,042,415		8.12
Unamortized debt issuance costs, net	(7,554)

	$2,067,490			$2,101,768

NIMs:
Issue 2005-N1	$9,558	4.78%	5	(D	)	(D	)
Unamortized debt issuance costs, net	(39)

	$9,519

As of December 31, 2005:
ABB:
NHES Series 1998-1	$9,391	4.78%	33	$10,933		9.91%
NHES Series 1998-2	17,558	4.79	48	19,095		9.82

	$26,949			$30,028

NIMs:
Issue 2004-N2	$3,557	4.46%	1	(B	)	(B	)
Issue 2004-N3	49,475	3.97	9	(C	)	(C	)
Issue 2005-N1	73,998	4.78	22	(D	)	(D	)
Unamortized debt issuance costs, net	(1,400)

	$125,630

(A)	Includes assets acquired through foreclosure for the 1998-1 and 1998-2 issues.
(B)	Collateral for the 2004-N2 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2004-1 and NMFT 2004-2.
(C)	Collateral for the 2004-N3 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2004-3 and NMFT 2004-4.
(D)	Collateral for the 2005-N1 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2005-1 and NMFT 2005-2.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2006. Amounts listed as bond payments are based on anticipated receipts of principal on underlying mortgage loan collateral using expected prepayment speeds. Principal repayments on these ABB is payable only from the mortgage loans collateralizing the ABB. (dollars in thousands):

Asset-backed Bonds
2007	$693,318
2008	598,868
2009	380,091
2010	284,677
2011	127,648
Thereafter	—

$2,084,602

Junior Subordinated Debentures. In April 2006, the Company established NovaStar Capital Trust II (“NCTII”), a statutory trust organized under Delaware law for the sole purpose of issuing trust preferred securities. NovaStar Mortgage, Inc. (“NMI”) owns all of the common securities of NCTII. On April 18, 2006, NCTII issued $35 million in unsecured floating rate trust preferred securities to other investors. The trust preferred securities require quarterly interest payments. The interest rate is floating at the three-month LIBOR rate plus 3.5% and resets quarterly. The trust preferred securities are redeemable, at NCTII’s option, in whole or in part, anytime without penalty on or after June 30, 2011, but are mandatorily redeemable when they mature on June 30, 2036. If they are redeemed on or after June 30, 2011, but prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

The proceeds from the issuance of the trust preferred securities and the common securities of NCTII were loaned to NMI in exchange for $36.1 million of junior subordinated debentures of NMI, which are the sole assets of NCTII. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company. NovaStar Financial entered into a guarantee for the purpose of guaranteeing the payment of any amounts to be paid by NMI under the terms of the debentures. NovaStar Financial may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock if there has occurred and is continuing an event of default under the guarantee. Following payment by the Company of offering costs, the Company’s net proceeds from the offering aggregated $33.9 million.

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

In March 2005, the Company established NovaStar Capital Trust I (“NCTI”), a statutory trust organized under Delaware law for the sole purpose of issuing trust preferred securities. NMI owns all of the common securities of NCTI. On March 15, 2005, NCTI issued $50 million in unsecured floating rate trust preferred securities to other investors. The trust preferred securities require quarterly interest payments. The interest rate is floating at the three-month LIBOR rate plus 3.5% and resets quarterly. The trust preferred securities are redeemable, at NCTI’s option, in whole or in part, anytime without penalty on or after March 15, 2010, but are mandatorily redeemable when they mature on March 15, 2035. If they are redeemed on or after March 15, 2010, but prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

The proceeds from the issuance of the trust preferred securities and from the sale of 100% of the common stock of NCTI to the Company were loaned to the Company in exchange for $51.6 million of junior subordinated debentures of the Company, which are the sole assets of NCTI. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company. NovaStar Financial entered into a guarantee for the purpose of guaranteeing the payment of any amounts to be paid by NMI under the terms of the debentures. If an event of default has occurred and is continuing under the junior subordinated debentures, NMI may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of its capital stock. In addition, NovaStar Financial may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock if there has occurred and is continuing an event of default under the guarantee. Following payment by the Company of offering costs, the Company’s net proceeds from the offering aggregated $48.4 million.

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

Note 9. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At December 31, 2006, the Company had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. The Company had no outstanding commitments to sell loans at December 31, 2006. At December 31, 2005, the Company had outstanding commitments to originate, purchase and sell loans of $545.4 million, $33.4 million and $93.6 million, respectively. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During 2006 the Company sold $2.2 billion of loans with recourse for borrower defaults as compared to $1.1 billion in 2005. The Company maintained a $24.8 million reserve related to these guarantees as of December 31, 2006 compared with a reserve of $2.3 million as of December 31, 2005. During the course of 2006 the Company paid $21.3 million in cash to repurchase loans sold to third parties. In 2005, the Company paid $2.3 million in cash to repurchase loans sold to third parties.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of December 31, 2006 and 2005 the Company had loans sold with recourse with an outstanding principal balance of $12.6 billion and $12.7 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

The Company leases office space under various operating lease agreements. Rent expense for 2006, 2005 and 2004, aggregated $8.7 million, $11.0 million and $15.9 million, respectively. At December 31, 2006, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease Obligations
2007	$11,656
2008	11,395
2009	10,764
2010	7,958
2011	2,580
Thereafter	1,374

The Company has entered into various lease agreements in which the lessor agreed to repay the Company for certain existing lease obligations. The Company has recorded deferred lease incentives related to these payments which will be amortized into rent expense over the life of the respective lease on a straight-line basis. Deferred lease incentives as of December 31, 2006 and 2005 were $3.0 million and $3.5 million, respectively.

The Company has also entered into various sublease agreements for office space formerly occupied by the Company. The Company received approximately $861,000, $53,000 and $1.2 million in 2006, 2005 and 2004, respectively under these agreements. At December 31, 2006, future minimum rental receipts under those subleases are as follows (dollars in thousands):

Lease Receipts
2007	$1,101
2008	1,130
2009	1,163
2010	405
2011	—
Thereafter	—

Contingencies. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the Untied States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action, and on February 20, 2007, the Company filed a motion to reconsider with the court. The Company believes that these claims are without merit and continues to vigorously defend against them.

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

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Accounts payable and other liabilities” on our consolidated balance sheet and included in “Professional and outside services” on our consolidated statement of income.

In December 2005, a putative class action was filed against NMI in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. NMI sought to appeal the grant of class certification; however, a panel of the Ninth Circuit Court of Appeals denied the request for interlocutory appeal so review of the class certification order must wait until after a final judgment is entered, if necessary. The case is set for trial on April 23, 2007. NMI believes that it has valid defenses to plaintiffs’ claims and it intends to vigorously defend against them.

In December 2005, a putative class action was filed against NHMI in the United States District Court for the Middle District of Louisiana entitled Pearson v. NovaStar Home Mortgage, Inc. Plaintiff contends that NHMI violated the federal Fair Credit Reporting Act (“FCRA”) in connection with its use of pre-approved offers of credit. Plaintiff seeks (on his own behalf, as well as for others similarly situated) statutory damages, other nominal damages, punitive damages and attorney’s fees and costs. In January 2007, the named plaintiff and NHMI agreed to settle the lawsuit for a nominal amount.

In February, 2007, two putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired common stock of the Company during the period May 4, 2006 through February 20, 2007. The Company believes that these claims are without merit and will vigorously defend against them.

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

Note 10. Shareholders’ Equity

The Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) allows for the purchase of stock directly from the Company and/or the automatic reinvestment of all or a percentage of the dividends shareholders receive and allows for a discount from market of up to 3%. During 2006 the Company sold 2,938,200 shares of its common stock under the DRIP at a weighted average discount of 1.6%, resulting in net proceeds of $85.4 million. During 2005 the Company sold 2,609,320 shares of its common stock under the DRIP at a weighted average discount of 2.0%, resulting in net proceeds of $83.6 million.

The Company also sold 2,000,000 shares of its common stock during 2006 in a registered controlled equity offering. The Company raised $57.5 million in proceeds from these sales, which were net of $0.5 million in expenses related to the offering.

During the years ended December 31, 2006 and 2005, 130,444 and 148,797 shares of common stock were issued under the Company’s stock-based compensation plan, respectively. Proceeds of $0.6 million and $0.7 million were received under these issuances during 2006 and 2005, respectively.

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

In June 2005, the Company completed a firm-commitment underwritten public offering of 1,725,000 shares of its common stock at $35.00 per share. The Company raised $57.9 million in net proceeds from this offering.

The Company’s Board of Directors has approved the purchase of up to $9 million of the Company’s common stock. No shares were repurchased during 2005 and 2004. Under Maryland law, shares purchased under this plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under this plan is charged against additional paid-in capital.

In connection with various regulatory lending requirements, certain wholly-owned subsidiaries of the Company are required to maintain minimum levels of net worth. At December 31, 2006, the highest minimum net worth requirement applicable to any subsidiary was $250,000. All wholly-owned subsidiaries were in compliance with these requirements as of December 31, 2006.

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

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or monthly or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During 2006, 2005 and 2004, premiums paid related to interest rate cap agreements aggregated $1.3 million, $2.4 million and $1.6 million, respectively. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of December 31, 2006 and 2005 were $3.9 million and $3.4 million, respectively, and bear a weighted average interest rate of 4.0% and 3.5% in 2006 and 2005, respectively. The future contractual maturities of premiums due to counterparties as of December 31, 2006 are $1.8 million, $1.4 million, $0.5 million and $0.2 million due in years 2007, 2008, 2009 and 2010, respectively. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds and borrowings under its mortgage loan and mortgage security repurchase agreements as discussed in Note 8.

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

The following tables present derivative instruments as of December 31, 2006 and 2005 (dollars in thousands):

	Notional Amount	Fair Value	Maximum Days to Maturity
As of December 31, 2006:
Non-hedge derivative instruments	$1,375,000	$7,111	1,606
Cash flow hedge derivative instruments	810,000	4,050	756

As of December 31, 2005:
Non-hedge derivative instruments	$1,555,000	$8,395	1,820

The Company recognized net (income) expense of $(0.3) million, $0.2 million and $3.1 million during the three years ended December 31, 2006, 2005 and 2004, respectively, on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense.

During the three years ended December 31, 2006, hedge ineffectiveness was insignificant. The net amount included in other comprehensive income expected to be reclassified into earnings within the next twelve months is income of approximately $163,000.

The derivative financial instruments the Company uses also subject them to “margin call” risk. The Company’s deposits with derivative counterparties were $5.7 million and $4.4 million as of December 31, 2006 and 2005, respectively.

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

Note 12. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a rollforward of accumulated other comprehensive income for the three years ended December 31, 2006 (dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Net Income	$72,938	$139,124	$115,389
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale, net of tax	(99,703)	14,690	(24,462)
Change in unrealized gain on mortgage securities – available-for-sale due to repurchase of mortgage loans from securitization trusts	(5,153)	—	—
Impairment on mortgage securities - available-for-sale reclassified to earnings	30,009	17,619	15,902
Reclassification adjustment into income for derivatives used in cash flow hedges	(315)	109	2,497
Change in unrealized gain on derivative instruments used in cash flow hedges	172	—	—

Other comprehensive (loss) income	(74,990)	32,418	(6,063)

Total comprehensive (loss) income	$(2,052)	$171,542	$109,326

Note 13. Interest Income

The following table presents the components of interest income for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Interest income:
Mortgage securities	$164,858	$188,856	$133,633
Mortgage loans held-for-sale	157,807	105,104	83,571
Mortgage loans held-in-portfolio	134,604	4,311	6,673
Other interest income (A)	37,621	22,456	6,968

Total interest income	$494,890	$320,727	$230,845

(A)	Other interest income includes interest earned on funds the Company holds as custodian, interest from corporate operating cash and interest earned on the Company’s warehouse notes receivable.

Note 14. Interest Expense

The following table presents the components of interest expense for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Interest expense:
Short-term borrowings secured by mortgage loans	$121,628	$58,492	$31,411
Short-term borrowings secured by mortgage securities	14,237	1,770	4,836
Other short-term borrowings	488	—	—
Asset-backed bonds secured by mortgage loans	88,117	1,810	2,980
Asset-backed bonds secured by mortgage securities	3,860	15,628	13,255
Junior subordinated debentures	7,001	3,055	—

Total interest expense	$235,331	$80,755	$52,482

Note 15. Discontinued Operations

Prior to 2004, the Company was party to limited liability company (“LLC”) agreements governing LLCs formed to facilitate the operation of retail mortgage broker businesses as branches of Novastar Home Mortgage, Inc (NHMI). The LLC agreements provided for initial capitalization and membership interests of 99.99% to each branch manager and 0.01% to the Company. The Company accounted for its interest in the LLC agreements using the equity method of accounting. In December 2003, the Company determined it would terminate the LLCs effective January 1, 2004. During February 2004, the Company notified the branch managers of the LLCs that the Company was terminating these agreements effective January 1, 2004.

On November 4, 2005, the Company adopted a formal plan to terminate substantially all of the remaining NHMI branches by June 30, 2006. As of June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The Company has presented the operating results of NHMI as discontinued operations in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004.

The operating results of all discontinued operations are summarized as follows (dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Interest income	$230	$790	$41
Interest expense	(194)	(88)	(108)
Gains on sales of mortgage assets	1,490	3,025	—
Fee income	6,056	36,605	134,250
Other income (expense)	154	(81)	19
General and administrative expenses	(14,531)	(58,886)	(171,707)

Loss before income tax benefit	(6,795)	(18,635)	(37,505)
Income tax benefit	(2,528)	(6,932)	(13,952)

Loss from discontinued operations	$(4,267)	$(11,703)	$(23,553)

As of December 31, 2006, the Company had $1.0 million in cash, $4.4 million in deferred income tax asset, net, $0.5 million in other assets and $7.3 in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the consolidated balance sheets. As of December 31, 2005, the Company had $5.6 million in cash, $7.4 million in mortgage loans held-for-sale, $4.6 million in deferred income tax asset, net, $1.5 million in other assets, $7.4 million in short-term borrowings secured by mortgage loans and $5.2 million in payables included in accounts payable and other liabilities pertaining to discontinued operations, which are included in the consolidated balance sheets.

Note 16. Segment Reporting

The Company reviews, manages and operates its business in three segments: mortgage portfolio management, mortgage lending and loan servicing. The Company’s branch operations segment was discontinued as of June 30, 2006, therefore the Company no longer considers it as a segment. The branch operations are now included as part of the mortgage lending segment and are presented as discontinued operations. The prior period results have been reclassified to reflect this change. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. Mortgage lending operations include the marketing, underwriting and funding of loan production as well as the results of NHMI, a wholly owned subsidiary of the Company, which has been presented as a discontinued operation. Loan servicing operations represent the income and costs to service the Company’s portfolio of loans.

Following is a summary of the operating results of the Company’s segments for the years ended December 31, 2006, 2005 and 2004, as reclassified to reflect the change in segment structure and the results of the discontinued operations for the years ended December 31, 2005 and December 31, 2004 (dollars in thousands):

For the Year Ended December 31, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$303,600	$162,631	$28,659	$—	$494,890
Interest expense	124,333	128,024	—	(17,026)	235,331

Net interest income before provision for credit losses	179,267	34,607	28,659	17,026	259,559
Provision for credit losses	(30,131)	—	—	—	(30,131)
Gains on sales of mortgage assets	362	60,693	—	(19,306)	41,749
Premiums for mortgage loan insurance	(6,269)	(6,150)	—	—	(12,419)
Fee income	4,987	5,738	24,641	(6,334)	29,032
Gains on derivative instruments	109	11,889	—	—	11,998
Impairment on mortgage securities – available- for-sale	(30,690)	—	—	—	(30,690)
Other income (expense), net	13,646	(2,307)	—	(10,692)	647
General and administrative expenses	(16,012)	(150,281)	(34,968)	—	(201,261)

Income (loss) from continuing operations before income tax expense	115,269	(45,811)	18,332	(19,306)	68,484
Income tax expense (benefit)	9,466	(18,054)	7,020	(7,153)	(8,721)

Income (loss) from continuing operations	105,803	(27,757)	11,312	(12,153)	77,205
Loss from discontinued operations, net of income tax	—	(4,267)	—	—	(4,267)

Net income (loss)	$105,803	$(32,024)	$11,312	$(12,153)	$72,938

December 31, 2006:
Total assets	$3,234,848	$2,137,297	$41,123	$(385,005)	$5,028,263

For the Year Ended December 31, 2005

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations		Total
Interest income	$196,407	$106,069	$18,251	$		$320,727
Interest expense	19,028	74,646	—		(12,919)	80,755

Net interest income before provision for credit losses	177,379	31,423	18,251		12,919	239,972
Provision for credit losses	(1,038)	—	—		—	(1,038)
(Losses) gains on sales of mortgage assets	(27)	67,248	—		(2,073)	65,148
Premiums for mortgage loan insurance	(341)	(5,331)	—		—	(5,672)
Fee income	—	9,174	21,755		(251)	30,678
Gains on derivative instruments	248	17,907	—		—	18,155
Impairment on mortgage securities – available- for-sale	(17,619)	—	—		—	(17,619)
Other income (expense), net	19,671	(7,788)	—		(12,667)	(784)
General and administrative expenses	(14,450)	(135,665)	(34,515)		—	(184,630)

Income (loss) from continuing operations before income tax expense	163,823	(23,032)	5,491		(2,072)	144,210
Income tax expense (benefit)	168	(8,035)	2,062		(812)	(6,617)

Income (loss) from continuing operations	163,655	(14,997)	3,429		(1,260)	150,827
Loss from discontinued operations, net of income tax	—	(11,703)	—			(11,703)

Net income (loss)	$163,655	$(26,700)	$3,429		$(1,260)	$139,124

December 31, 2005:
Total assets	$968,740	$1,508,283	$27,553		$(168,842)	$2,335,734

For the Year Ended December 31, 2004

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$142,960	$83,718	$4,167	$—	$230,845
Interest expense	21,071	39,658	—	(8,247)	52,482

Net interest income before provision for credit losses	121,889	44,060	4,167	8,247	178,363
Provision for credit losses	(726)	—	—	—	(726)
Gains on sales of mortgage assets	360	147,390	—	(2,800)	144,950
Premiums for mortgage loan insurance	(528)	(3,690)	—	—	(4,218)
Fee income	—	10,399	20,692	(423)	30,668
Losses on derivative instruments	(111)	(8,794)	—	—	(8,905)
Impairment on mortgage securities – available- for-sale	(15,902)	—	—	—	(15,902)
Other income (expense), net	13,997	(6,445)	—	(7,824)	(272)
General and administrative expenses	(7,473)	(136,089)	(24,698)	—	(168,260)

Income from continuing operations before income tax expense	111,506	46,831	161	(2,800)	155,698
Income tax expense	—	16,722	160	(126)	16,756

Income from continuing operations	111,506	30,109	1	(2,674)	138,942
Loss from discontinued operations, net of income tax	—	(23,553)	—		(23,553)

Net income	$111,506	$6,556	$1	$(2,674)	$115,389

December 31, 2004
Total assets	$1,078,064	$929,621	$21,022	$(167,396)	$1,861,311

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the years ended 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Amounts paid to (received from) mortgage portfolio management from (to) mortgage lending:
Interest income on intercompany debt	$17,026	$12,819	$8,200
Guaranty, commitment, loan sale and securitization fees	5,061	9,494	10,833
Interest income on warehouse borrowings	—	100	47
Gains on sales of mortgage securities – available-for-sale retained in securitizations	(2,462)	(2,073)	(2,800)
Gains on sales of mortgage loans	(16,844)	—	—
Amounts paid to (received from) mortgage portfolio management from (to) loan servicing:
Loan servicing fees	$(6,264)	$(251)	$(423)
Amounts paid to (received from) mortgage lending from (to) loan servicing:
Loan servicing fees	$(70)	$—	$—

Note 17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 are as follows (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$77,205	$150,827	$138,942
Dividends on preferred shares	(6,653)	(6,653)	(6,265)

Income from continuing operations available to common shareholders	70,552	144,174	132,677
Loss from discontinued operations, net of income tax	(4,267)	(11,703)	(23,553)

Net income available to common shareholders	$66,285	$132,471	$109,124

Denominator:
Weighted average common shares outstanding – basic	34,212	29,669	25,290

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	34,212	29,669	25,290
Stock options	237	316	435
Restricted stock	23	8	38

Weighted average common shares outstanding – dilutive	34,472	29,993	25,763

Basic earnings per share:
Income from continuing operations	$2.26	$5.09	$5.49
Dividends on preferred shares	(0.19)	(0.23)	(0.25)

Income from continuing operations available to common shareholders	2.07	4.86	5.24
Loss from discontinued operations, net of income tax	(0.13)	(0.40)	(0.93)

Net income available to common shareholders	$1.94	$4.46	$4.31

Diluted earnings per share:
Income from continuing operations	$2.23	$5.03	$5.39
Dividends on preferred shares	(0.19)	(0.22)	(0.24)

Income from continuing operations available to common shareholders	2.04	4.81	5.15
Loss from discontinued operations, net of income tax	(0.12)	(0.39)	(0.91)

Net income available to common shareholders	$1.92	$4.42	$4.24

The following stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive (in thousands, except exercise prices):

	For the Year Ended December 31,
	2006	2005	2004
Number of stock options and warrants (in thousands)	247	93	15
Weighted average exercise price	$35.20	$40.58	$33.59

Note 18. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Current:
Federal	$105	$5,153	$16,548
State and local	(237)	957	1,530

Total current	(132)	6,110	18,078
Deferred: (A)
Federal	(7,374)	(11,176)	(1,258)
State and local	(1,215)	(1,551)	(64)

Total deferred	(8,589)	(12,727)	(1,322)

Total income tax (benefit) expense	$(8,721)	$(6,617)	$16,756

(A)	Does not reflect the deferred tax effects of unrealized gains and losses on mortgage securities-available-for-sale and derivative financial instruments that are included in shareholders’ equity. As a result of these tax effects, shareholders’ equity decreased by $1.9 million, $70,000 and $587,000 in 2006, 2005 and 2004, respectively.

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35 percent to the Company’s actual income tax expense and resulting effective tax rate from continuing operations for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Income tax at statutory rate	$(7,507)	$(6,857)	$14,989
Taxable gain on security sale to REIT	—	—	1,342
State income taxes, net of federal tax benefit	(944)	(386)	953
Nondeductible expenses	423	601	240
Cash surrender value of company owned life insurance	(270)	—	—
Reduction of estimated income tax accruals	—	—	(904)
Other	(423)	25	136

Total income tax (benefit) expense	$(8,721)	$(6,617)	$16,756

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows (dollars in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$19,055	$22,569
Excess inclusion income	10,884	16,489
Basis difference - investments	10,639	—
Mark-to-market adjustment on held-for-sale loans	7,866	2,123
Deferred compensation	8,158	5,997
Loan sale recourse obligations	9,272	1,049
State net operating loss carryforwards	2,474	7,469
Deferred lease incentive income	2,262	2,353
Accrued expenses, other	2,216	1,333
Other	2,152	900

Gross deferred tax asset	74,978	60,282
Valuation allowance	(685)	(5,498)

Deferred tax asset	74,293	54,784

Deferred tax liabilities:
Mortgage servicing rights	23,675	21,246
Other	3,430	2,758

Deferred tax liability	27,105	24,004

Net deferred tax asset	$47,188	$30,780

As of December 31, 2006 NFI Holding Corporation, the taxable REIT subsidiary, has an estimated federal net operating loss carryforward of $55.9 million, which will be available to offset future taxable income. If not used, this net operating loss will expire in 2025.

The valuation allowance included in the Company’s deferred tax assets at December 31, 2006 and 2005 represents various state net operating loss carryforwards for which it is more likely than not that realization will not occur. The state net operating losses will expire in varying amounts through 2026.

Note 19. Employee Benefit Plans

The NovaStar Financial, Inc. 401(k) Plan (the “Plan”) is a defined contribution plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation. Contributions to the Plan by the Company for the years ended December 31, 2006, 2005 and 2004 were $0.8 million, $1.2 million and $3.1 million, respectively.

The Company has a Deferred Compensation Plan (the “DCP”) that is a nonqualified deferred compensation plan that benefits certain designated key members of management and highly compensated employees and allows them to defer payment of a portion of their compensation to future years. Under the DCP, an employee may defer up to 50% of his or her base salary, bonus and/or commissions on a pretax basis. The Company may make both discretionary and/or matching contributions to the DCP on behalf of DCP participants. All DCP assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. The Company made contributions to the DCP for the years ended December 31, 2005 and 2004 of $777,000 and $371,000, respectively. The Company made no contribution to the DCP for the year ended December 31, 2006.

Note 20. Stock Compensation Plans

On June 8, 2004, the Company’s 1996 Stock Option Plan (the “1996 Plan”) was replaced by the 2004 Incentive Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), deferred stock, restricted stock, restricted stock units, performance share awards, dividend equivalent rights (“DERs”) and stock appreciation awards (“SARs”). The Company has granted ISOs, NQSOs, restricted stock, restricted stock units, performance share awards and DERs. ISOs may be granted to employees of the Company. NQSOs, DERs, SARs and stock awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. The Company registered 2.5 million shares of common stock under the 2004 Plan, of which approximately 1.9 million shares were available for future issuances as of December 31, 2006. The 2004 Plan will remain in effect unless terminated by the Board of Directors or no shares of stock remain available for awards to be granted. The Company’s policy is to issue new shares upon option exercise.

Effective January 1, 2006, the Company adopted provisions of SFAS No. 123(R). The Company selected the modified prospective method of adoption. The Company recorded stock-based compensation expense of $2.5 million, $2.2 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $627,000, $411,000 and $339,000 for 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. The cost is expected to be amortized over a weighted average period of 3.44 years.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options generally vest equally over four years and expire ten years after the date of grant.

The following table summarizes activity, pricing and other information for the Company’s stock options activity for the year ended December 31, 2006:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at the beginning of the year	401,168	$18.39
Granted	162,040	31.74
Exercised	(59,000)	10.39
Forfeited or expired	(6,480)	20.86

Outstanding at the end of the year	497,728	$23.65	7.17	$1,493

Exercisable at the end of the year	287,179	$16.02	6.02	$3,052

Stock options expected to vest at the end of the year	190,063	$27.39	8.70	$(1,474)

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $3.2 million and $13.5 million, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $2.0 million, $1.3 million and $1.3 million, respectively.

Pursuant to a resolution of the Company’s compensation committee of the Board of Directors dated December 14, 2005, 227,455 and 70,363 options issued to employees and directors, respectively, were modified. The Company modified all options that were either unvested as of January 1, 2005 or were granted during 2005. For employee options, the rate at which DERs accrue was modified from sixty percent of the dividend per share amount to one hundred percent and the form in which DERs will be paid was modified from stock to cash upon vesting. For director options, only the form in which DERs will be paid was modified from stock to cash upon vesting. These options were granted and canceled during the fourth quarter of 2005. No modifications were made to the exercise prices, vesting periods or expiration dates. At the date of modification, the canceled options were revalued and the modified options were initially valued. The incremental difference between the value of the modified option and the canceled option will be amortized into compensation expense over the remaining vesting period.

For options that vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options as a result of DERs associated with the option. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. Certain of the options exercised in 2006, 2005 and 2004 had DERs payable in additional shares of stock attached to them when issued. As a result of these exercises, an additional 15,793, 13,972 and 47,969 shares of common stock were issued in 2006, 2005 and 2004, respectively.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The following table summarizes the weighted average fair value of options granted for the years ended December 31, 2006, 2005 and 2004, respectively, determined using the Black-Scholes option pricing model and the assumptions used in their determination. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock. The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which employees and directors are expected to hold their options. It is based on the Company’s historical experience with similar grants. The Company’s options have DERs and accordingly, the assumed dividend yield was zero for these options.

	2006	2005 (A)	2004
Weighted average:
Fair value, at date of grant	$12.48	$14.25	$21.24
Expected life in years	5	2	6
Annual risk-free interest rate	4.7%	4.4%	4.7%
Volatility	37.5%	33.3%	65.2%
Dividend yield	0.0%	0.0%	0.0%

(A)	Includes the assumptions used in the revaluation of modified options. The weighted average expected life of newly granted options in 2005 (not including prior year granted options modified in 2005) was four.

The Company granted and issued shares of restricted stock during 2006, 2005 and 2004. The 2006 restricted stock awards vest at the end of 5 years, the 2005 restricted stock awards vest at the end of 10 years and the 2004 restricted stock awards vest equally over four years.

During 2005, the Company granted restricted shares to employees and officers under Performance Contingent Deferred Stock Award Agreements. Under the agreements, the Company will issue shares of restricted stock if certain performance targets are achieved by the Company within a three-year period. The shares vest equally over two years upon issuance. No shares were issued under these agreements in 2006 or 2005 and the total number of shares which can be issued in the future is 20,655 as of December 31, 2006.

In November 2004, the Company entered into a Performance Contingent Deferred Stock Award Agreement with an executive of the Company. Under the agreement, the Company will issue shares of restricted stock if certain performance targets based on wholesale nonconforming origination volume are achieved by the Company within a five-year period. The shares vest equally over four years upon issuance. No shares have been granted under this award and the total number of shares that can be issued in the future is 100,000 as of December 31, 2006.

The following table presents information on restricted stock outstanding as of December 31, 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of year	169,969	$27.81
Granted	62,182	31.19
Vested	(9,714)	45.36
Forfeited	(1,560)	43.51

Outstanding at the end of period	220,877	$27.88

The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2006, 2005 and 2004 was $31.19, $40.96 and $29.90, respectively.

Note 21. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, (dollars in thousands):

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$150,522	$150,522	$264,694	$264,694
Mortgage loans:
Held-for-sale	1,741,819	1,757,965	1,291,556	1,298,244
Held-in-portfolio	2,116,535	2,141,028	28,840	29,452
Mortgage securities - available-for-sale	349,312	349,312	505,645	505,645
Mortgage securities - trading	329,361	329,361	43,738	43,738
Mortgage servicing rights	62,830	74,177	57,122	71,897
Warehouse notes receivable	39,462	39,462	25,390	25,390
Deposits with derivative instrument counterparties	5,655	5,655	4,370	4,370
Accrued interest receivable	37,692	37,692	4,866	4,866
Financial liabilities:
Borrowings:
Short-term	2,152,208	2,152,208	1,418,569	1,418,569
Asset-backed bonds secured by mortgage loans	2,067,490	2,067,490	26,949	26,949
Asset-backed bonds secured by mortgage securities	9,519	9,467	125,630	123,965
Junior subordinated debentures	83,041	83,041	48,664	48,664
Accrued interest payable	9,327	9,327	2,837	2,837
Derivative instruments:
Interest rate cap agreements	4,634	4,634	5,105	5,105
Interest rate swap agreements	6,527	6,527	3,290	3,290

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

Warehouse notes receivable – The fair value of warehouse notes receivable approximates their carrying value.

Deposits with derivative instrument counterparties – The fair value of deposits with counterparties approximates their carrying value.

Borrowings – The fair value of short-term borrowings, asset-backed bonds secured by mortgage loans and junior subordinated debentures approximates their carrying value as the borrowings bear interest at rates that approximate current market rates for similar borrowings. The fair value of asset-backed bonds secured by mortgage securities is determined by the present value of future payments based on interest rate conditions at December 31, 2006 and 2005.

Derivative instruments – The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate rates. The fair value of commitments to originate mortgage loans is estimated using the Black-Scholes option pricing model.

Accrued interest receivable and payable – The fair value of accrued interest receivable and payable approximates their carrying value.

Note 22. Supplemental Disclosure of Cash Flow Information

(dollars in thousands)

	2006	2005	2004
Cash paid for interest	$242,014	$79,880	$51,431
Cash paid (received) for income taxes	2,836	(4,712)	27,944
Cash received on mortgage securities – available-for-sale with no cost basis	5,407	17,564	32,244
Cash received for dividend reinvestment plan	5,937	3,903	1,839
Non-cash investing and financing activities:
Cost basis of securities retained in securitizations	244,978	332,420	381,833
Change in loans under removal of accounts provision	62,661	23,452	6,455
Transfer of cost basis of residual securities and mortgage servicing rights to mortgage loans held-for-sale due to securitization calls	6,528	7,423	—
Transfer of loans to held-in-portfolio from held-for-sale	2,663,731	—	—
Assets acquired through foreclosure	25,601	2,891	3,558
Dividends payable	1,663	45,070	73,431
Tax benefit derived from capitalization of affiliate	7,173	—	—
Restricted stock issued in satisfaction of prior year accrued bonus	283	262	1,816

Note 23. Condensed Quarterly Financial Information (unaudited)

On November 4, 2005, the Company adopted a formal plan to terminate all of the remaining NHMI branches. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The provisions of SFAS No. 144 require the results of operations associated with those branches terminated subsequent to January 1, 2004 to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. As of June 30, 2006, the Company had terminated all NHMI branches and related operations. The Company has presented the operating results of NHMI as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004. The Company’s condensed consolidated quarterly operating results for the three months ended March 31, June 30, September 30, and December 31, 2006 and 2005 as revised from amounts previously reported to account for all branches discontinued through December 31, 2006 are as follows (dollars in thousands, except per share amounts):

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net interest income before credit (losses) recoveries	$57,743	$67,529	$73,119	$61,168	$48,995	$58,794	$69,226	$62,957
Credit (losses) recoveries	(3,545)	(6,045)	(10,286)	(10,255)	(619)	(100)	(331)	12
Gains (losses) on sales of mortgage assets	33	23,285	27,709	(9,278)	18,246	32,525	9,691	4,686
Gains (losses) on derivative instruments	8,591	6,140	(6,877)	4,144	14,601	(7,848)	6,522	4,880
Income (loss) from continuing operations before income tax expense (benefit)	20,674	40,764	30,298	(23,252)	40,746	41,531	36,952	24,981
Income tax (benefit) expense	(4,579)	5,443	1,813	(11,398)	2,190	(1,175)	(1,708)	(5,924)
Income (loss) from continuing operations	25,253	35,321	28,485	(11,854)	38,556	42,706	38,660	30,905
(Loss) income from discontinued operations, net of income tax	(1,225)	(586)	94	(2,550)	(3,353)	(3,187)	(2,367)	(2,796)
Net income (loss)	24,028	34,735	28,579	(14,404)	35,203	39,519	36,293	28,109
Dividends on preferred stock	1,663	1,663	3,327	—	1,663	1,663	1,663	1,664
Net income (loss) available to common shareholders	22,365	33,072	25,252	(14,404)	33,540	37,856	34,630	26,445

Basic earnings per share:
Income (loss) from continuing operations available to common shareholders	$0.73	$1.02	$0.73	$(0.32)	$1.33	$1.42	$1.21	$0.94
Loss from discontinued operations, net	(0.04)	(0.02)	—	(0.07)	(0.12)	(0.11)	(0.08)	(0.09)

Net income (loss) available to common shareholders	$0.69	$1.00	$0.73	$(0.39)	$1.21	$1.31	$1.13	$0.85

Diluted earnings per share:
Income (loss) from continuing operations available to common shareholders	$0.73	$1.01	$0.73	$(0.32)	$1.31	$1.40	$1.20	$0.93
Loss from discontinued operations, net	(0.04)	(0.02)	—	(0.07)	(0.12)	(0.11)	(0.08)	(0.09)

Net income (loss) available to common shareholders	$0.69	$0.99	$0.73	$(0.39)	$1.19	$1.29	$1.12	$0.84

Note 24. Subsequent Events

On February 8, 2007 the Company closed a $375 million collateralized debt obligation. Five rated secured classes of notes were issued with an aggregate face value of $347.2 million (the “Secured Notes”) along with subordinated notes with an aggregate face value of $27.8 million. The aggregate face amount of the underlying collateral that secures the Secured Notes is expected to be $375 million. The Company retained the Class D and subordinated notes. The Class D notes are rated BBB by both Fitch and Standard & Poor’s. The subordinated notes entitle the Company to excess cash flow from the underlying asset-backed securities and serve as overcollateralization for the Secured Notes.

On February 28 2007, the Company executed a securitization, NovaStar Mortgage Funding Trust (“NMFT”) Series 2007-1, which offered 17 rated classes of certificates with a face value of $1,845,384,000. The Company will initially retain the M-6 through M-11 certificates, which collectively represent $106.7 million in principal. The Company also retained the Class C certificate, which was not covered by the prospectus. Class C has a notional amount of $1.9 billion, entitles the Company to excess interest and prepayment penalty fee cash flow from the underlying loan collateral and serves as over collateralization. Other than prepayment penalty fee cash flow, Class C is subordinated to the other classes, all of which were offered pursuant to the prospectus. On February 28, 2007, $1.9 billion in loans collateralizing NMFT Series 2007-1 were delivered to the trust. The transaction will be treated as a financing for GAAP reporting purposes and as a sale for tax purposes. The assets and accompanying debt will remain on the balance sheet of the Company’s taxable REIT subsidiary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 28, 2007

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report, included herein, on our assessment of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NovaStar Financial, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 28, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Items 401,405 and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement, for the 2007 Annual Meeting of Shareholders.

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

Our investor relations contact information follows:

Investor Relations

8140 Ward Parkway, Suite 300

Kansas City, MO 64114

816.237.7424

Email: ir@novastar1.com

Because our common stock is listed on the NYSE, our chief executive officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by NovaStar Financial, Inc. of the NYSE Corporate Governance listing standards. Following our 2006 Annual Meeting of Shareholders, our chief executive officer submitted such annual certification to the NYSE. In addition, NovaStar Financial, Inc. has filed, as exhibits to last year’s Annual Report on Form 10-K and is filing as exhibits to this Annual Report, the certifications of its chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of NovaStar Financial, Inc. public disclosures.

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement, for the 2007 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to Items 403 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement, for the 2007 Annual Meeting of Shareholders.

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which our common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	618,383	(A)	$19.04	1,912,088
Equity compensation plans not approved by stockholders	—		—	—

Total	618,383		$19.04	1,912,088

(A)	Certain of the options have dividend equivalent rights (DERs) attached to them when issued. As of December 31, 2006, these options have 97,359 DERs attached.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement, for the 2007 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement, for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.
(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.1(13)	Articles of Amendment and Restatement of the Registrant

3.1.1(12)	Certificate of Amendment of the Registrant

3.1.2(8)	Articles Supplementary of the Registrant adopted January 15, 2004.

3.3.1(10)	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005

4.1(10)	Specimen Common Stock Certificate

4.3(9)	Specimen Preferred Stock Certificate

10.6(1)	Form of Master Repurchase Agreement for mortgage loan financing

10.7.1(2)	Form of Master Repurchase Agreement of the Registrant

10.8(6)	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman

10.8.1(16)	Amendment dated December 20, 2006 to the Employment Agreement dated September 30, 1996 between NovaStar Financial Inc., and Scott F. Hartman.

10.9(6)	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson

10.9.1(16)	Amendment dated December 20, 2006 to the Employment Agreement dated September 30, 1996 between NovaStar Financial Inc., and W. Lance Anderson.

10.10(14)	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries

10.11(13)	NovaStar Mortgage, Inc. Amended and Restated Deferred Compensation Plan

10.14(1)	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996

10.25(4)	NovaStar Financial Inc. 2004 Incentive Stock Plan

10.25.1(5)	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.25.2(5)	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.25.3(5)	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.26(5)	NovaStar Financial, Inc. Executive Officer Bonus Plan

10.27(7)	Employment Agreement between NovaStar Mortgage, Inc. and David A. Pazgan, Executive Vice President of NovaStar Mortgage, Inc.

10.27.1(16)	Amendment dated December 20, 2006 to the Employment Agreement dated July 15, 2004 between NovaStar Mortgage Inc., and Dave Pazgan.

10.28	Employment Agreement between NovaStar Financial, Inc. and Jeffrey D. Ayers, Senior Vice President, General Counsel and Secretary

10.30(7)	2005 Compensation Plan for Independent Directors

10.31(7)	Employment Agreement between NovaStar Financial, Inc. and Gregory S. Metz, Senior Vice President and Chief Financial Officer

10.31.1(16)	Amendment dated December 20, 2006 to the Employment Agreement dated July 15, 2004 between NovaStar Financial Inc., and Gregory Metz.

10.32(7)	Employment Agreement between NovaStar Financial, Inc. and Michael L. Bamburg, Senior Vice President and Chief Investment Officer

10.32.1(16)	Amendment dated December 20, 2006 to the Employment Agreement dated July 15, 2004 between NovaStar Financial Inc., and Michael L. Bamburg.

10.33(7)	Description of Oral At-Will Agreement between NovaStar Financial, Inc. and Rodney E. Schwatken, Vice President, Controller and Chief Accounting Officer

10.34(11)	Purchase Agreement, dated March 15, 2005, among the Registrant, NovaStar Mortgage, Inc., NovaStar Capital Trust I, Merrill Lynch International and Taberna Preferred Funding I, LTD

10.35(11)	Amended and Restated Trust Agreement, dated March 15, 2005, between the Registrant, JPMorgan Chase Bank, Chase Bank USA and certain administrative trustees

10.36(11)	Junior Subordinated Indenture, dated March 15, 2005, between the Registrant and JPMorgan Chase Bank

10.37(11)	Parent Guarantee Agreement, dated March 15, 2005, between the Registrant and JP Morgan Chase Bank

10.38(17)	Purchase Agreement, dated April 18, 2006, among NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital Trust II and Kodiak Warehouse LLC

10.39(17)	Amended and Restated Trust Agreement, dated April 18, 2006, between NovaStar Mortgage, Inc., JPMorgan Chase Bank, NA Chase Bank USA, NA and certain administrative trustees as well as the form of security representing the Junior Subordinated Notes and the form of Trust Preferred Securities Certificate

10.40(17)	Junior Subordinated Indenture, dated April 18, 2006 between NovaStar Mortgage, Inc., NovaStar Financial, Inc. and JPMorgan Chase Bank, NA

10.41(17)	Parent Guarantee Agreement, dated April 18, 2006, between NovaStar Financial, Inc. and JP Morgan Chase Bank, NA

10.42(18)	Description of Employment Agreement between NovaStar Financial, Inc. and Todd M. Phillips, Vice President, Treasurer and Chief Accounting Officer

10.43(19)	NovaStar Financial, Inc. Long Term Incentive Plan

11.1(3)	Statement regarding computation of per share earnings

14.1(15)	NovaStar Financial, Inc. Code of Conduct

21.1	Subsidiaries of the Registrant

23.1	Consents of Deloitte & Touche LLP

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (373-32327) filed by the Registrant with the SEC on July 29, 1997, as amended.
(2)	Incorporated by reference to the correspondingly numbered exhibit to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 16, 2005.
(3)	See Note 17 to the Registrant’s consolidated financial statements.
(4)	Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-8 (333-116998) filed by the Registrant with the SEC on June 30, 2004.
(5)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
(6)	Incorporated by reference to the correspondingly numbered exhibit to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
(7)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
(8)	Incorporated by reference to Exhibit 3.4 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
(9)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
(10)	Incorporated by reference to the correspondingly numbered exhibit to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
(11)	Incorporated by reference to the correspondingly numbered exhibit to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
(12)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on May 26, 2005.
(13)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-3 (333-126699) filed by the Registrant with the SEC on July 19, 2005.
(14)	Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005.
(15)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 14, 2006.
(16)	Incorporated by reference to an Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
(17)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
(18)	Incorporated by reference to Exhibit 10.38 to Form 8-K/A filed by the Registrant with the SEC on May 2, 2006.
(19)	Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on November 16, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC
(Registrant)

DATE: March 1, 2007	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE: March 1, 2007	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: March 1, 2007	/s/ W. LANCE ANDERSON
W. Lance Anderson, President,
Chief Operating Officer and Director

DATE: March 1, 2007	/s/ GREGORY S. METZ
Gregory S. Metz, Chief Financial Officer
(Principal Financial Officer)

DATE: March 1, 2007	/s/ TODD M. PHILLIPS
Todd M. Phillips, Vice President,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATE: March 1, 2007	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE: March 1, 2007	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE: March 1, 2007	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE: March 1, 2007	/s/ DONALD M. BERMAN
Donald M. Berman, Director