Form 10-Q
period 2007-03-31
NOVASTAR FINANCIAL INC
filed 2007-05-10
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	74-2830661 (I.R.S. Employer Identification No.)

8140 Ward Parkway, Suite 300, Kansas City, MO (Address of Principal Executive Office)	64114 (Zip Code)

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2007 was 37,898,736.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$63,365	$150,522
Mortgage loans—held-for-sale	1,230,805	1,741,819
Mortgage loans—held-in-portfolio, net of allowance of $34,911 and $22,452, respectively	3,741,685	2,116,535
Mortgage securities—available-for-sale	241,096	349,312
Mortgage securities—trading	352,356	329,361
Mortgage servicing rights	52,499	62,830
Deferred income tax asset, net	164,212	47,188
Servicing related advances	50,175	40,923
Warehouse notes receivable	29,777	39,462
Accrued interest receivable	63,122	37,692
Real estate owned	34,410	21,534
Derivative instruments, net	14,197	16,816
Other assets	106,984	74,269

Total assets	$6,144,683	$5,028,263

Liabilities and Shareholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$1,091,429	$1,631,773
Short-term borrowings secured by mortgage securities	290,176	503,680
Other short-term borrowings	16,265	16,755
Asset-backed bonds secured by mortgage loans	3,620,527	2,067,490
Asset-backed bonds secured by mortgage securities ($290,733 carried at fair value at March 31, 2007)	292,365	9,519
Junior subordinated debentures	83,174	83,041
Due to securitization trusts	102,193	107,043
Dividends payable	1,663	1,663
Accounts payable and other liabilities	85,871	92,729

Total liabilities	5,583,663	4,513,693
Commitments and contingencies (Note 10)
Shareholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Common stock, 37,898,736 and 37,261,252 shares, issued and outstanding, respectively	379	373
Additional paid-in capital	745,111	741,748
Accumulated deficit	(215,972)	(263,572)
Accumulated other comprehensive income	31,994	36,548
Other	(522)	(557)

Total shareholders’ equity	561,020	514,570

Total liabilities and shareholders’ equity	$6,144,683	$5,028,263

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; dollars in thousands, except share amounts)

	For the Three Months Ended March 31,
	2007	2006
Interest income	$131,037	$84,672
Interest expense	78,880	26,929

Net interest income before provision for credit losses	52,157	57,743
Provision for credit losses	(19,913)	(3,545)

Net interest income	32,244	54,198

Other operating income (expense):
(Losses) gains on sales of mortgage assets	(6,302)	33
(Losses) gains on derivative instruments	(2,671)	8,591
Fair value adjustments	(9,491)	2,370
Valuation adjustment on mortgage loans—held-for-sale	(17,186)	(1,949)
Impairment on mortgage securities—available-for-sale	(3,424)	(1,965)
Fee income	6,031	7,570
Premiums for mortgage loan insurance	(5,121)	(2,348)
Other income, net	980	154

Total other operating (expense) income	(37,184)	12,456

General and administrative expenses:
Compensation and benefits	30,820	28,367
Office administration	9,412	6,813
Professional and outside services	9,236	3,678
Loan expense	3,546	1,594
Marketing	6,033	653
Other	5,375	4,875

Total general and administrative expenses	64,422	45,980

(Loss) income from continuing operations before income tax benefit	(69,362)	20,674
Income tax benefit	(115,376)	(4,579)

Income from continuing operations	46,014	25,253
Loss from discontinued operations, net of income tax	—	(1,225)

Net income	46,014	24,028
Dividends on preferred shares	(1,663)	(1,663)

Net income available to common shareholders	$44,351	$22,365

Basic earnings per share:
Income from continuing operations available to common shareholders	$1.19	$0.73
Loss from discontinued operations, net of income tax	—	(0.04)

Net income available to common shareholders	$1.19	$0.69

Diluted earnings per share:
Income from continuing operations available to common shareholders	$1.18	$0.73
Loss from discontinued operations, net of income tax	—	(0.04)

Net income available to common shareholders	$1.18	$0.69

Weighted average basic shares outstanding	37,282	32,397

Weighted average diluted shares outstanding	37,466	32,643

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2007	$30	$373	$741,748	$(263,572)	$36,548	$(557)	$514,570
Cumulative effect adjustment from adoption of SFAS 157	—	—	—	5,430	—	—	5,430
Cumulative effect adjustment from adoption of SFAS 159	—	—	—	(1,131)	1,131	—	—
Cumulative effect adjustment from adoption of FIN 48	—	—	—	(1,072)	—	—	(1,072)
Forgiveness of founders’ notes receivable	—	—	—	—	—	35	35
Issuance of common stock, 140,374 shares	—	1	3,189	—	—	—	3,190
Issuance of stock under stock compensation plans, 497,110 shares	—	5	205	—	—	—	210
Compensation recognized under stock compensation plans	—	—	77	—	—	—	77
Dividends on preferred stock ($0.56 per share)	—	—	—	(1,663)	—	—	(1,663)
Other	—	—	(108)	22	—	—	(86)

Comprehensive income:
Net income				46,014			46,014
Other comprehensive loss					(5,685)		(5,685)

Total comprehensive income							40,329

Balance, March 31, 2007	$30	$379	$745,111	$(215,972)	$31,994	$(522)	$561,020

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net Income	$46,014	$24,028
Loss from discontinued operations	—	1,225

Income from continuing operations	46,014	25,253
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of mortgage servicing rights	9,310	8,397
Impairment on mortgage servicing rights	1,021	—
Retention of mortgage servicing rights	—	(2,258)
Impairment on mortgage securities – available-for-sale	3,424	1,965
Losses (gains) on derivative instruments	2,671	(8,591)
Depreciation expense	1,482	1,935
Amortization of deferred debt issuance costs	2,433	695
Compensation recognized under stock compensation plans	77	553
Provision for credit losses	19,913	3,545
Amortization of premiums on mortgage loans	6,459	18
Interest capitalized on loans held-in-portfolio	(12,998)	(471)
Forgiveness of founders’ promissory notes	35	34
Provision for deferred income taxes	(116,342)	(6,431)
Fair value adjustments	9,491	(2,370)
Valuation adjustment on mortgage loans—held-for-sale	17,186	1,949
Accretion of available-for-sale and trading securities	(30,363)	(40,757)
Losses (gains) on sales of mortgage assets	6,302	(33)
Originations and purchases of mortgage loans—held-for-sale	(1,514,029)	(2,893,479)
Proceeds from repayments of mortgage loans—held-for-sale	22,701	28,522
Proceeds from sale of mortgage loans—held-for-sale to third parties	69,018	382,128
Proceeds from sale of mortgage loans—held-for-sale in securitizations	—	381,202
Changes in:
Servicing related advances	(9,252)	(2,567)
Accrued interest receivable	(26,161)	(13,470)
Derivative instruments, net	1,893	(1,610)
Other assets	(61,505)	(27,061)
Accounts payable and other liabilities	28,523	(6,451)

Net cash used in operating activities from continuing operations	(1,522,697)	(2,169,353)
Net cash used in operating activities from discontinued operations	—	(2,396)

Net cash used in operating activities	(1,522,697)	(2,171,749)
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities—available-for-sale	83,021	103,037
Proceeds from paydowns on mortgage securities—trading	5,163	1,380
Purchase of mortgage securities—trading	—	(18,937)
Proceeds from sale of mortgage securities—trading	—	11,223
Proceeds from repayments of mortgage loans held-in-portfolio	229,743	2,344
Proceeds from sales of assets acquired through foreclosure	2,964	162
Purchases of property and equipment	(1,777)	(356)

Net cash provided by investing activities	319,114	98,853

		Continued

	For the Three Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	2,098,408	—
Payments on asset-backed bonds	(229,001)	(49,578)
Proceeds from issuance of capital stock and exercise of equity instruments	3,400	11,689
Net change in short-term borrowings	(754,338)	1,997,420
Repurchase of common stock	—	(17)
Dividends paid on vested stock options	(380)	(347)
Dividends paid on preferred stock	(1,663)	(1,663)
Dividends paid on common stock	—	(44,044)

Net cash provided by financing activities from continuing operations	1,116,426	1,913,460
Net cash used in financing activities from discontinued operations	—	(4,762)

Net cash provided by financing activities	1,116,426	1,908,698

Net decrease in cash and cash equivalents	(87,157)	(164,198)
Cash and cash equivalents, beginning of period	150,522	264,694

Cash and cash equivalents, end of period	$63,365	$100,496

		Concluded

Supplemental Disclosure of Cash Flow Information

(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash paid for interest	$76,206	$23,164
Cash paid for income taxes	742	4,707
Cash received on mortgage securities—available-for-sale with no cost basis	1,932	1,818
Cash received for dividend reinvestment plan	—	1,020
Non-cash investing and financing activities:
Cost basis of securities retained in securitizations	—	9,485
Transfer of loans to held-in-portfolio from held-for-sale	1,880,340	2,503,920
Transfer of mortgage securities—trading from mortgage securities—available-for-sale(A)	46,683	—
Assets acquired through foreclosure	20,254	1,221
Dividends payable	1,663	45,804

(A)	Transfer was made upon adoption of SFAS 159.

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (Unaudited)

Note 1. Financial Statement Presentation

NovaStar Financial, Inc. and its subsidiaries (the “Company”) operate as a specialty finance company that originates, purchases, securitizes, sells, invests in and services residential nonconforming loans and mortgage backed securities. The Company offers a wide range of mortgage loan products to “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. The Company retains significant interests in the nonconforming loans originated and purchased through their mortgage securities investment portfolio. Historically, the Company has serviced all of the loans in which it retains interests through its servicing platform. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

The Company’s condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation, as follows.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of NovaStar Home Mortgage, Inc. and its branches (“NHMI”) through December 31, 2006, as discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2006.

The Company created two new line items on the condensed consolidated statements of income named “Fair Value Adjustments” and “Valuation adjustment on mortgage loans—held-for-sale” to separate activity which was previously reported in the “other income, net” line item in the prior year period. These line items were created due to the materiality of the amounts recorded in the first quarter of 2007.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

Significant Liquidity Factors in the First Quarter of 2007

The Company had $63.4 million in cash and cash equivalents at March 31, 2007, which was a decrease of $87.2 million from December 31, 2006. The following factors contributed to the Company’s change in liquidity position:

During the first quarter of 2007, bond spreads on mortgage-backed securities widened as a result of investor concerns over credit quality in the subprime mortgage market. This widening caused a significant decline in the fair value of the Company’s mortgage securities as well as its mortgage loans held-for-sale. Consequently, during the first quarter of 2007 the Company was subject to cash margin calls of approximately $72.4 million and $23.8 million on the Company’s mortgage securities and mortgage loans held-for-sale, respectively. The Company could continue to be subject to additional margin calls if the value of our mortgage assets decline.

As the values of mortgage loans decreased in the first quarter of 2007, not only was the Company subject to cash margin calls but the capital the Company was required to invest in new originations increased at the time of funding. The Company has invested approximately $61.4 million of capital in its mortgage loans held-for-sale on its balance sheet as of March 31, 2007 which consists of the difference between the current principal on the loans and the lending value assigned to the loans by the Company’s lenders.

The Company also had significant cash outlays to repurchase loans sold to third parties. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. The cash the Company must have on hand to repurchase these loans is much higher than the principal amount of the loan as the Company generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Typically, repurchased loans will subsequently be financed on the Company’s warehouse repurchase agreements if eligible and then liquidated or sold. The Company paid $82.0 million in cash in the first quarter of 2007 to repurchase loans sold to third parties in the first quarter of 2007. Significant capital is tied up in these assets as the amount the Company can borrow against these assets is very low and some may not be eligible for financing.

The Company closed a collateralized debt obligation (“CDO”) structured as a financing transaction in the first quarter of 2007. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. The Company received net proceeds from the issuance of the asset-backed bonds and from the proceeds of its financing of the BBB bond aggregating $64.3 million.

During the quarter the Company also closed a loan securitization accounted for as a financing transaction. The Company retained approximately $46.5 million of bonds from this securitization due to the significant bond spread widening which occurred in the market and made retaining these bonds more attractive than selling them. The net cash outflow from this transaction was $2.2 million. Generally, the Company’s securitizations are a net positive cash flow event due to the financing it receives on the residual security it retains. But, due to the significant amount of subordinated bonds the Company retained, this transaction was a net cash outflow event.

As of March 31, 2007, the Company failed to satisfy the profitability covenant under one of its warehouse financing facilities. The Company’s GAAP net income, determined on a pre-tax basis, was not greater than $1 for the six months ended March 31, 2007 and it has been unable to obtain a modification or waiver of this requirement. Therefore, the $1 billion of borrowing capacity under this facility is not available to the Company so long as the Company remains out of compliance. Further, the Company only had $120,000 of borrowings outstanding under this facility as of March 31, 2007 and, thus, the breach did not trigger any cross-default provisions with its other warehouse facilities, and thus did not permit those lenders to accelerate all amounts then outstanding under those facilities. The borrowing on this line was paid in full on April 2, 2007. On May 1, 2007, the lender under this facility delivered a notice of default to the Company demanding payment of $2.9 million representing fees owed under the agreement and notifying the Company that it was applying $2.9 million in cash that it held as collateral towards this amount.

As a result of the significant decline in the Company’s liquidity position, in April 2007, the Company executed a Master Repurchase Agreement (2007 Residual Securities) (the “Securities Facility’) with Wachovia Investment Holdings, LLC and Wachovia Capital Markets, LLC ( “Wachovia Capital”), providing for the financing of certain of the Company’s existing residual securities and the Company also executed a Master Repurchase Agreement (2007 Servicing Rights) (the “Servicing Rights Facility”) with Wachovia Bank, NA and Wachovia Capital (collectively, with Wachovia Investment Holdings, LLC and their respective affiliates, “Wachovia”), providing for the financing of certain mortgage servicing rights.

The maximum amount that may be outstanding at any time under the Securities Facility and the Servicing Rights Facility is $40 million and $70 million, respectively, which amounts will be reduced if and to the extent necessary so that the aggregate amount outstanding from time to time under both the Securities Facility and Servicing Rights Facility does not exceed $100 million. The advance rate under each facility is up to 60% of the fair value of the assets securing the facility, as determined from time to time by Wachovia. The interest rate under the Securities Facility is LIBOR plus 3.5% and the interest rate under the Servicing Rights Facility is LIBOR plus 3.75%. Loan proceeds from the additional financing facility will be used for general corporate purposes. The facility has a term of 364 days, subject to automatic renewal for another 364 days unless Wachovia gives at least 120 days notice of its intention to terminate the facility on the maturity date. The Company is required to notify Wachovia of any margin calls under any repurchase facilities the Company has with any third parties in excess of $5 million in the aggregate, in which event Wachovia will have the option to increase the aggregate amount available under other financing facilities between the Company and Wachovia and cause the Company to place the assets subject to the margin call on such facilities. Upon a change of control, Wachovia has the right to terminate the facilities and require the payment of a termination fee.

Mortgage servicing rights eligible for financing under the Servicing Rights Facility include rights of NovaStar Mortgage, Inc. (“NMI”) under existing servicing agreements relating to certain of the Company’s securitizations and, subject to certain approvals of the related securitization trustees, other existing mortgage servicing rights of the Company. Servicing rights arising in connection with future securitizations may also be financed under the Servicing Rights Facility if mutually agreed by the parties. In each case, the related servicing agreement must be acceptable to Wachovia.

Under the Servicing Rights Facility, the Company will remain the servicer of the pledged servicing rights, provided Wachovia will have the right to replace the Company as the servicer if (1) the tangible net worth of the Company falls below a certain amount, (2) the Company’s servicing rating is downgraded below a certain level by Moody’s, S&P or Fitch or (3) an event of default under either facility occurs.

        On April 30, 2007, the Company entered into a commitment letter (the “Commitment Letter”) setting forth the terms of a commitment for a $1.9 billion comprehensive financing facility arranged by Wachovia Capital. The facility would expand and replace the whole-loan and securities repurchase agreements currently existing between Wachovia and the Company, other than the Servicing Rights Facility and the Residual Securities Facility. The intent of the comprehensive facility is to put in place a financing facility that will enable the Company to primarily use Wachovia for its borrowing needs. Based on this intent, our credit limit could decrease from $3.4 billion to $2.0 billion during the second quarter of 2007. The $2.0 billion could be increased in the event we need additional borrowing capacity but only upon Wachovia’s approval of such an increase. Upon the close of the comprehensive facility, we anticipate that we will transfer all borrowings with our other lenders to Wachovia. Upon the close of this facility, the Company anticipates that it will transfer all borrowings with its other lenders to Wachovia. As previously discussed, the Whole Loan Master Repurchase Agreement closed on May 9, 2007.

The proposed facility is expected to consist of the following separate agreements (collectively, the “Agreements”): (1) a Whole Loan Master Repurchase Agreement; (2) a Securities Master Repurchase Agreement (Investment Grade); (3) a Securities Master Repurchase Agreement (Non Investment Grade); (4) a Servicing Advance Master Repurchase Agreement; and (5) a Whole Loan Master Repurchase Agreement (New York). The aggregate purchase price under each individual Agreement will reduce availability under the other Agreements such that the maximum aggregate purchase price under all Agreements at any point in time will not exceed $1.9 billion. Financing capacity under the proposed facility will be in addition to the aggregate $100 million financing capacity under the Servicing Rights Facility and the Residual Securities Facility.

The Agreements will be cross-collateralized with each other and all other repurchase and similar financing facilities between the Company and Wachovia, including the Servicing Rights Facility and the Residual Securities Facility. The Company will be required to pay Wachovia a structuring fee in connection with the facility and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by the Company or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

On May 9, 2007, the Company closed the Whole Loan Master Repurchase Agreement.

On May 4, 2007, the Company entered into short-term extensions of the existing one-year warehouse repurchase agreements with Wachovia, extending the termination date of the agreements to May 11, 2007.

During the quarter, the Company initiated a formal process to explore a range of strategic alternatives, including without limitation a potential sale or other change of control transactions. The Company has retained Deutsche Bank Securities Inc. to act as a financial advisor in this process.

Note 2. New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” to eliminate the prohibition on a Qualifying Special Purpose Entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In January 2007, the FASB provided a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS 133, as would securities purchased at a significant premium. The adoption of this standard on January 1, 2007 did not have a significant impact on the Company’s financial position, results of operations or cash flows. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception adopted by the FASB, the Company’s future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 as of January 1, 2007 and elected to continue using the amortization method for measuring its servicing assets.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of accumulated deficit on January 1, 2007 and resulted in an increase to the Company’s accumulated deficit of $1.1 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 as of January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 157 on the Company’s condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. The Company adopted SAB No. 108 as of January 1, 2007 and has deemed the impact immaterial on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 159 as of January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 159 on the Company’s condensed consolidated financial statements.

FASB has been deliberating on a technical interpretation of accounting principles generally accepted in the United States of America (“GAAP”) with respect to the accounting for transactions where assets are purchased and simultaneously financed through a repurchase agreement with the same party and whether these transactions create derivatives requiring a “net” presentation instead of the acquisition of assets and related financing obligation. The Company’s current accounting for these transactions is to record the transactions as an acquisition of assets and related financing obligation. The alternative accounting treatment would be to record any net cash representing the “haircut” amount as a deposit and the forward leg of the repurchase agreement (that is, the obligation to purchase the financial asset(s) at the end of the repo term) as a derivative. Because the FASB has not issued any guidance on this matter as of the filing date of this report, the Company has not changed its accounting treatment for this item. During the first quarter of 2006, the Company purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of March 31, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on the Company’s condensed consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset-backed bond financing.

Note 3. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Mortgage loans—held-for-sale:
Outstanding principal	$1,152,795	$1,631,891
Loans under removal of accounts provision	102,193	107,043
Net deferred origination costs	1,689	7,891
Allowance for the lower of cost or fair value	(25,872)	(5,006)

Mortgage loans—held-for-sale	$1,230,805	$1,741,819

Weighted average coupon	8.85%	8.69%

Percent of loans with prepayment penalties	63%	58%

Mortgage loans—held-in-portfolio:
Outstanding principal	$3,754,211	$2,101,768
Net unamortized deferred origination costs	30,461	37,219
Carrying value adjustment	(8,076)	—

Amortized cost	3,776,596	2,138,987
Allowance for credit losses	(34,911)	(22,452)

Mortgage loans—held-in-portfolio	$3,741,685	$2,116,535

Weighted average coupon	8.63%	8.35%

Percent of loans with prepayment penalties	61%	61%

Activity in the allowance for the lower of cost or fair value on mortgage loans—held-for-sale is as follows for the three months ended March 31, 2007 and 2006, respectively (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$5,006	$3,530
Valuation adjustment on mortgage loans—held-for-sale	17,186	1,949
Transfer from the reserve for loan repurchases	18,523	1,532
Transfer to cost basis of mortgage loans—held-in-portfolio	(14,843)	—
Charge-offs, net of recoveries	—	(1,462)

Balance, end of period	$25,872	$5,549

Activity in the allowance for credit losses on mortgage loans—held-in-portfolio is as follows for the three months ended March 31, 2007 and 2006, respectively (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$22,452	$699
Provision for credit losses	19,913	3,545
Charge-offs, net of recoveries	(7,454)	(107)

Balance, end of period	$34,911	$4,137

Note 4. Loan Securitizations and Loan Sales

The Company closed one mortgage loan securitization during the three months ended March 31, 2007. This securitization was structured legally as a sale, but for accounting purposes was treated as a financing under SFAS No. 140. This securitization did not meet the qualifying special purpose entity criteria under SFAS No. 140 at the time of the securitization, but may meet the criteria at a future date which then would be accounted for as a sale. Accordingly, the loans remain on the Company’s balance sheet as “mortgage loans—held-in-portfolio”, retained interests are not created, and securitization bond financing replaces the short-term debt with the loans. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Details of the Company’s loan securitization transaction structured as a financing which closed during the three months ended March 31, 2007 is as follows (dollars in thousands):

Securitization Name	Date Issued	Principal Balance of Loans Pledged	Bonds Issued (A)	Net Bond Proceeds	Interest Rate Spread Over One Month LIBOR (A)(B)
NHES 2007-1	February 28, 2007	$1,888,756	$1,780,220	$1,771,655	0.10%-1.75%

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The interest rate for the A-2A2 bond is fixed at 5.86%

Loan Sales. The Company executes sales of loans to third parties with the related servicing on those loans released. Gains and losses on whole loan sales are recognized in the period the sale occurs. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan is prepaid in its entirety in the first year. The Company records a reserve for losses on repurchased loans upon the sale of the mortgage loans which is included in the accounts payable and other liabilities line on the company’s condensed consolidated balance sheets.

Activity in the reserve for repurchases is as follows for the three months ended March 31, (dollars in thousands):

	2007	2006
Balance, beginning of period	$24,773	$2,345
Provision for repurchased loans	3,088	1,101
Transfer to the allowance for the lower of cost or fair value on mortgage loans—held-for-sale	(18,523)	(1,532)
Charge-offs, net	(2,002)	(112)

Balance, end of period	$7,336	$1,802

Note 5. Mortgage Securities—Available-for-Sale

As of March 31, 2007, mortgage securities—available-for-sale consist entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company. As of December 31, 2006 mortgage securities—available for sale contained residual securities as well as subordinated securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Subordinated securities consist of rated bonds which are lower on the capital structure. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The following table presents certain information on the Company’s portfolio of mortgage securities—available-for-sale as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of March 31, 2007	$207,575	$33,521	$—	$241,096	33.50%
As of December 31, 2006	310,760	39,683	(1,131)	349,312	41.84

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the three months ended March 31, 2007 and 2006, management concluded that the decline in value on certain securities in the Company’s mortgage securities—available-for-sale portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities—available-for-sale of $3.4 million and $2.0 million during the three months ended March 31, 2007 and 2006, respectively.

As of December 31, 2006, the Company had two subordinated available-for-sale securities with unrealized losses and fair values aggregating $46.7 million that were not deemed to be other-than-temporarily impaired. In accordance with the Company’s adoption of SFAS 159, these securities were transferred from “available-for-sale” to the “trading” classification on January 1, 2007 and the related unrealized losses of $1.1 million representing the cumulative effect adjustment were reclassified from accumulated other comprehensive income to accumulated deficit. As of March 31, 2007, the Company had no available-for-sale securities with unrealized losses and had no subordinated securities within its mortgage securities—available-for-sale.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of March 31, 2007 to mature in one to five years.

Note 6. Mortgage Securities—Trading

As of March 31, 2007 and December 31, 2006, mortgage securities – trading consisted of subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates their fair value based on quoted market prices. The Company adopted SFAS 157 on January 1, 2007 and as part of that the Company changed policies on valuing the trading securities portfolio. Refer to Note 9 for a description of the valuation methods as of December 31, 2006 and March 31, 2007. The following table summarizes the Company’s mortgage securities – trading as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield(A)
As of March 31, 2007
Subordinated securities pledged to CDO	$337,844	$313,699	$274,009
Other subordinated securities	102,625	87,101	78,347

Total	440,469	400,800	352,356	11.67%

As of December 31, 2006	$365,898	$332,045	$329,361	13.12%

(A)	Calculated from the average fair value of the securities.

The Company recognized net trading (losses) gains of $(50.1) million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. These net trading (losses) gains are included in the fair value adjustments line on the company’s condensed consolidated statements of income.

As discussed in Note 5, on January 1, 2007 the Company transferred two securities with an aggregate fair value of $46.7 million from “available-for-sale” to the “trading” classification in accordance with the adoption of SFAS 159. The unrealized losses related to these securities of $1.1 million were reclassified from other comprehensive income to accumulated deficit on the condensed consolidated balance sheet as a cumulative effect adjustment.

In the first quarter of 2007 the Company purchased four subordinated bonds with a fair value at the date of purchase of $17.7 million to include in NovaStar ABS CDO I. At March 31, 2007 these trades had not settled.

In the first quarter of 2006, the Company sold the M-9 bond class security which it had retained from its NMFT Series 2005-4 securitization, to a third party and recognized a gain on the sale of approximately $351,000.

As of March 31, 2007 and December 31, 2006 the Company had pledged all of its trading securities as collateral for financing purposes.

Note 7. Collateralized Debt Obligation Issuance

In the first quarter of 2007 the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under SFAS No. 140. This securitization did not meet the qualifying special purpose entity criteria under SFAS No. 140. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. The Company records interest income on the securities and interest expense on the bonds issued in the securitization over the life of the related securities and bonds.

Details of the CDO transaction are as follows (dollars in thousands):

Securitization Name	Date Issued	Par Amount of Securities Pledged(A)	Bonds Issued(B)	Net Bond Proceeds(B)	Interest Rate Spread Over Three Month LIBOR(B)
NovaStar ABS CDO I	February 8, 2007	$374,862	$331,500	$326,753	0.32%-2.25%

(A)	The amount shown includes subordinated bonds retained by the Company.
(B)	The amounts shown do not include the Class D and subordinated bonds retained by the Company.

Note 8. Mortgage Servicing Rights

The Company records mortgage servicing rights (“MSR’s”) arising from the transfer of loans to the securitization trusts.

The following table summarizes the carrying value of mortgage servicing rights and the activity during the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Balance, January 1	$62,830	$57,122
Amount capitalized in connection with transfer of loans to securitization trusts	—	2,258
Amortization	(9,310)	(8,397)
Additions to the valuation allowance	(1,021)	—

Balance, March 31	$52,499	$50,983

The following table summarizes the activity to the valuation allowance for impairment of MSRs for the three months ended March 31, 2007 (dollars in thousands):

For the Three Months Ended March 31, 2007
Balance, January 1	$—
Additions to the valuation allowance	(1,021)

Balance, March 31	$(1,021)

The estimated fair value of the MSR’s aggregated $61.2 million and $65.4 million at March 31, 2007 and March 31, 2006, respectively. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of March 31, 2007 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 3.3% and an annual prepayment rate of 45%. The fair value as of March 31, 2006 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 1.9% and an annual prepayment rate of 50%.

At March 31, 2007 the amortized cost basis on certain stratifications of the Company’s MSR’s exceeded their fair value. The impairment of $1.0 million was recognized in current period earnings. This amount is included in the fee income line item on the condensed consolidated statements of income. The Company did not recognize an impairment on MSR’s during the three months ended March 31, 2006.

The Company receives annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. Servicing fees received from the securitization trusts were $16.3 million and $15.7 million for the three months ended March 31, 2007 and 2006, respectively.

The Company holds, as custodian, principal and interest collected from borrowers on behalf of the securitization trusts, as well as funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company and are held in trust. The Company held, as custodian, $494.5 million and $563.5 million at March 31, 2007 and 2006, respectively.

Note 9. Fair Value Accounting

Effective January 1, 2007, the Company adopted SFAS 157 and SFAS 159. Both standards address aspects of the expanding application of fair value accounting.

Fair Value Measurements (SFAS 157)

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Instruments whose significant value drivers are unobservable.

The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods the Company uses to determine fair value on an instrument specific basis are detailed in the section titled “Valuation Methods”, below.

The Company recognized a cumulative-effect adjustment resulting from the adoption of SFAS 157 resulting from the Company’s change in policies to measure fair value of trading securities. Upon adoption of SFAS 157 the Company began using quoted market prices which constitute the Company’s highest and best execution for its trading securities as compared to the midpoint of mid-market pricing which was used at December 31 2006.

Detailed below are the December 31, 2006 carrying values prior to adoption, the transition adjustments booked to opening accumulated deficit and the fair values (that is, the carrying values at January 1, 2007 after adoption) for the trading securities the Company held at January 1, 2007: (dollars in thousands):

Description	December 31, 2006 (Carrying value prior to adoption)	Cumulative-effect Adjustment to January 1, 2007 Accumulated Deficit	January 1, 2007 (Carrying value after adoption)
Mortgage securities—trading	$329,361	$5,430	$334,791

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2007 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 3/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities—trading	$352,356	$—	$352,356	$—
Mortgage securities—available-for-sale	241,096	—	—	241,096
Derivative instruments, net	14,197	—	14,197

Total Assets	$607,649	$—	$366,553	$241,096

Liabilities
Asset-backed bonds secured by mortgage securities	$290,733	$—	$290,733	$—

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities—available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to March 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities—trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	19,647	—	19,647
Proceeds from paydowns of securities (A) (B)	(71,594)	—	(71,594)
Impairment on mortgage securities—available-for-sale	(3,424)	3,424	—
Mark-to-market value adjustment	—	(9,586)	(9,586)

Net decrease to mortgage securities	(103,185)	(5,031)	(108,216)

As of March 31, 2007	$207,575	$33,521	$241,096

(A)	Cash received on mortgage securities with no cost basis was $1.9 million for the three months ended March 31, 2007.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2007 the Company had receivables from securitization trusts of $9.8 million, related to mortgage securities available-for-sale with a remaining cost basis. Also the Company had receivables from securitization trusts of $0.2 million related to mortgage securities with a zero cost basis as of March 31, 2007.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of March 31, 2007 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 3/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans—held-for-sale	$227,242	$—	$—	$227,242
Real estate owned	34,410	—	—	34,410
Mortgage servicing rights	20,149	—	—	20,149

Total	$281,801	$—	$—	$281,801

Mortgage loans held-for-sale have a carrying value of $1.2 billion as of March 31, 2007 of which $227.2 million were written down to fair value with the remaining balance recorded at cost. The loans which are carried at fair value had a cost basis of $244.4 million resulting in a valuation adjustment of $17.2 million during the first quarter of 2007.

At the time a mortgage loan held-for-sale or held-in-portfolio becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-for-sale, any valuation adjustments are recorded to earnings in the “(losses gains on sales of mortgage assets” line item of the Company’s condensed consolidated income statements. For mortgage loans held-in-portfolio, any valuation adjustments at the time the loan becomes real estate owned is charged to the allowance for credit losses. Any subsequent valuation adjustments are recorded to earnings in the “(losses) gains on sales of mortgage assets” line item of the Company’s condensed consolidated income statements. During the first quarter of 2007, the Company recorded $4.4 million of losses due to valuation adjustments in its condensed consolidated income statements.

MSRs have a carrying value of $52.5 million as of March 31, 2007 of which $20.1 million were written down to fair value with the remaining balance recorded at amortized cost. Periodically, the Company evaluates the carrying value of originated MSRs based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSRs the Company stratifies the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The Company recorded an impairment of $1 million during the first quarter of 2007 related to the stratums which had a fair value lower than amortized cost.

The following table provides a summary of the impact to earnings for the three months ended March 31, 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of March 31, 2007 (dollars in thousands).

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments Included In Current Period Earnings	Income Statement Line Item Impacted
Mortgage securities—trading	Recurring	$(50,059)	Fair value adjustments
Mortgage securities—available-for-sale	Recurring	(3,424)	Impairment on mortgage securities— available-for-sale
Derivative instruments, net	Recurring	(2,671)	(Losses) gains on derivative instruments
Asset-backed bonds secured by mortgage securities	Recurring	40,568	Fair value adjustments
Mortgage loans—held-for-sale	Nonrecurring	(17,186)	Valuation adjustment on mortgage loans— held-for-sale
Real estate owned	Nonrecurring	(4,415)	(Losses) gains on sales of mortgage assets
Mortgage servicing rights	Nonrecurring	(1,021)	Fee income

Total Fair Value Losses Included in Current Period Earnings		$(38,208)

Valuation Methods

Mortgage securities—trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. Fair value is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the inactive and illiquid nature of the market for these securities. The Company recorded a cumulative-effect adjustment to its accumulated deficit of $5.4 million which represented a gain on its mortgage securities—trading as part of the adoption of FAS 157 as of January 1, 2007. This cumulative-effect adjustment resulted from the Company’s change in policies to use quoted market prices which constitute the Company’s highest and best execution as compared to the midpoint of mid-market pricing at December 31, 2006.

Mortgage securities—available-for-sale. Mortgage securities—available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities—available-for-sale classification as of March 31, 2007. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses two methodologies for determining the initial value of its residual securities 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retains in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjust the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

An implied yield (discount rate) is derived by taking the projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates and then solving for the discount rate required to present value the cash flows back to the initial value derived above. The Company then ascertains whether the resulting discount rate is commensurate with current market conditions. Additionally, the initial discount rate serves as the initial accretable yield used to recognize income on the securities.

When significant open market pricing information is not readily available to the Company, it uses the discount rate methodology. Under this method, the Company first analyzes market discount rates for similar assets. After establishing the market discount rate, the projected cash flows are discounted back to ascertain the initial value of the residual securities. The Company then ascertains whether the resulting initial value is commensurate with current market conditions.

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

Derivative instruments. The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate market rates.

Asset-backed bonds secured by mortgage securities. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The election was made for these liabilities to help reduce income statement volatility which arises due to the mismatch in fair value accounting between the trading securities included in this deal and the debt issued to finance them. Fair value is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the inactive and illiquid nature of the market.

Mortgage loans—held-for-sale. Mortgage loans—held-for-sale are carried at the lower of cost or fair value. For current performing loans and loans less than 90 days delinquent, the Company estimates fair value by discounting projected cash flows using market discount rates at which similar pools of loans would be discounted in the market. The cash flows are based on management’s assumptions including credit losses and prepayment speeds. For loans which are delinquent greater than 90 days, the Company estimates fair value at their liquidation value less selling costs using management’s assumptions which include the frequency and severity of losses. The frequency and severities are based on historical performance data for similar assets. For any pool of loans within the two pools described above which have been sold and have yet to settle, the Company uses the sales price of the transaction as its estimate of fair value.

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets.

Mortgage servicing rights. The Company estimates the fair value of its mortgage servicing rights based on a discounted cash flow methodology incorporating numerous assumptions including servicing income, servicing costs, market discount rates and prepayment speeds.

Removal of accounts provision/Due to trusts. The removal of accounts provision and due to trusts line items are carried at fair value and consist of loans in securitization trusts which are between 90 and 119 days past due. As of March 31, 2007 the removal of accounts provision had a fair value of $102.2 million, which was included in the “mortgage loans—held for sale” line on the condensed consolidated balance sheet. The offsetting liability of $102.2 million is reflected by the “due to securitization trusts” line on the condensed consolidated balance sheet as of March 31, 2007. The Company estimates fair value of the mortgage loans at their liquidation value less selling costs using management’s assumptions which include frequencies and severities. The frequencies and severities are based on historical performance data for similar assets. The carrying amount of the removal of accounts provision asset and the due to trusts liability will always be equal and offsetting. Therefore, there is never a net income effect on the Company’s condensed consolidated income statements for these line items.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

On January 1, 2007 the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which arises due to the mismatch in fair value accounting between the mortgage securities—trading and the debt issued to finance them. The asset-backed bonds which are being carried at fair value are included in the “asset-backed bonds secured by mortgage securities” line item on the condensed consolidated balance sheets. Also included in this line item is $1.6 million in outstanding asset-backed bonds from the Company’s 2005-N1 NIM securitization, which the Company did not elect fair value treatment due to the relatively short remaining life of this debt. The Company recognized a fair value adjustment of $40.6 million during the first quarter of 2007 which is included in the “Fair value adjustments” line item on the condensed consolidated statements of income. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “interest expense” line item of the condensed consolidated income statements.

In accordance with the Company’s adoption of SFAS 159, the Company redesignated two mortgage securities with a fair value of $46.7 million from the “available-for-sale” to the “trading” classification on January 1, 2007 and the related unrealized losses of $1.1 million were reclassified from accumulated other comprehensive income to accumulated deficit on the condensed consolidated balance sheet as a cumulative effect adjustment.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the impact of electing the fair value option for the three months ended March 31, 2007 (dollars in thousands):

Description	Unpaid Principal Balance as of March 31, 2007	Gain Recognized	Balance at Fair Value
Asset-backed bonds secured by mortgage securities	$331,301	$40,568	$290,733

The $40.6 million gain was recorded directly to the “fair value adjustments” line item within the condensed consolidated statements of income as this CDO closed in the first quarter of 2007. Therefore, there was no cumulative-effect adjustment to retained earnings related to this transaction. Substantially all of the $40.6 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the first quarter of 2007.

In accordance with SFAS 159, debt issuance costs are current period expenses and are not amortized over the life of the debt on a level-yield basis. The $4.7 million in expenses the Company incurred as part of the issuance of NovaStar ABS CDO I were included in current period earnings in the professional and outside services line item on the condensed consolidated statements of income.

Note 10. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At March 31, 2007, the Company had outstanding commitments to originate and sell loans of $374.8 million and $170.4 million, respectively. The Company had no outstanding commitments to purchase loans at March 31, 2007. At December 31, 2006, the Company had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. The Company had no outstanding commitments to sell loans at December 31, 2006. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company maintained a $7.3 million reserve related to these guarantees as of March 31, 2007 compared to a $1.8 million reserve as of March 31, 2006. During the first three months of 2007, the Company sold $73.7 million of loans at par with recourse for borrower defaults compared to $357.5 million for the same period of 2006. During the first three months of 2007 the Company paid $82.0 million in cash to repurchase loans sold to third parties compared to $5.6 million for the same period of 2006.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of March 31, 2007 and December 31, 2006, the Company had loans sold with recourse with an outstanding principal balance of $11.3 billion and $12.6 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

Contingencies. In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies engaged in false advertising and unfair competition under a California statute permitting lawsuits by a competitor. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. Such award may be trebled under the applicable California statute. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. NHMI is currently reviewing its alternatives and will first ask the trial court to overturn the verdict because NHMI does not believe the verdict is supported by the facts. Absent such a decision NHMI is currently reviewing its various options for appeal. There can be no assurances that these efforts will be successful. At this time, the trial court has not entered a judgment. Furthermore, NHMI has a variety of alternative legal steps that can be taken. As such, it is too early in the process to determine that a liability is probable nor estimatable, therefore, the Company has not recorded any liability or corresponding charge to earnings related to this case.

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action, and on February 20, 2007, the Company filed a motion to reconsider with the court. The Company believes that these claims are without merit and continues to vigorously defend against them.

In the wake of the securities class action, the Company has also been named as a nominal defendant in several derivative actions brought against certain of the Company’s officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to the Company for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The parties have reached a settlement of the derivative actions under which the Company agrees to adopt certain corporate governance measures and the Company’s insurance carrier will pay attorney’s fees to plaintiffs’ counsel. The settlement agreement, which has not yet been finalized, will be subject to court approval after notice of the settlement terms is provided to shareholders.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement, but all aspects of the settlement have not yet been finalized. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Accounts payable and other liabilities” on the Company’s consolidated balance sheet and included in “Professional and outside services” on the Company’s consolidated statement of income.

In December 2005, a putative class action was filed against NMI in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. NMI sought to appeal the grant of class certification; however, a panel of the Ninth Circuit Court of Appeals denied the request for interlocutory appeal so review of the class certification order must wait until after a final judgment is entered, if necessary. The case is currently set for trial on June 11, 2007. NMI believes that it has valid defenses to plaintiffs’ claims and it intends to vigorously defend against them.

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

Since February 2007, a number of substantially similar putative class actions have been filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period

May 4, 2006 through February 20, 2007. The Company believes that these claims are without merit and will vigorously defend against them.

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

Note 11. Issuance of Capital Stock

The Company sold 140,374 shares of its common stock during the three months ended March 31, 2007 under its Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”). Net proceeds of $3.2 million were raised under these sales of common stock.

During the first three months of 2007, 497,110 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.2 million were received under these issuances.

Note 12. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a rollforward of accumulated other comprehensive income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net Income	$46,014	$24,028
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities—available-for-sale, net of tax	(8,859)	(10,315)
Impairment on mortgage securities—available-for-sale reclassified to earnings, net of tax	3,396	1,965
Reclassification adjustment into income for derivatives used in cash flow hedges	(130)	—
Change in unrealized gain on derivative instruments used in cash flow hedges	(92)	—

Other comprehensive loss	(5,685)	(8,350)

Total comprehensive income	$40,329	$15,678

Note 13. Interest Income

The following table presents the components of interest income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Interest income:
Mortgage securities	$31,714	$42,575
Mortgage loans held-for-sale	39,665	33,184
Mortgage loans held-in-portfolio	49,980	1,802
Other interest income(A)	9,678	7,111

Total interest income	$131,037	$84,672

(A)	Other interest income includes interest earned on funds the Company holds as custodian, interest from corporate operating cash and interest earned on the Company’s warehouse notes receivable.

Note 14. Interest Expense

The following table presents the components of interest expense for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Interest expense:
Short-term borrowings secured by mortgage loans	$28,860	$22,767
Short-term borrowings secured by mortgage securities	6,287	946
Other short-term borrowings	245	—
Asset-backed bonds secured by mortgage loans	38,751	328
Asset-backed bonds secured by mortgage securities	2,715	1,817
Junior subordinated debentures	2,022	1,071

Total interest expense	$78,880	$26,929

Note 15. Exit or Disposal Activities

On March 14, 2007, the Company’s Audit Committee committed the Company to a workforce reduction pursuant to a plan of termination (the “Plan”). The Company is undertaking the Plan to align its organization with changing conditions in the mortgage market. The Plan resulted in the elimination of approximately 375 positions in the first quarter of 2007. The Plan will conclude during the second quarter of 2007.

The Company recorded a $3.0 million pre-tax charge to earnings for the Plan in the first quarter of 2007. This amount is included in the compensation and benefits line item of the Company’s condensed consolidated statements of income and it impacts the Company’s mortgage lending segment. The total pre-tax charge to earnings consists primarily of one-time employment termination benefits. The Company’s liability balance at March 31, 2007 related to the Plan was $2.3 million which is included in the accounts payable and other liabilities line item on the condensed consolidated balance sheets.

The following is a reconciliation of the liability balance for the three months ended March 31, 2007 (dollars in thousands):

Beginning liability balance	$—
Recognition of the liability and charge to expense upon commencement of the Plan	3,032
Benefits paid during the period	(690)

Ending liability balance for amounts that will be paid in the second quarter of 2007	$2,342

Note 16. Income Taxes

The components of income tax benefit attributable to continuing operations for the three months ended March 31, 2007 and 2006 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Current:
Federal	$860	$(5,039)
State and local	106	(507)

Total current	966	(5,546)

Deferred:(A)
Federal	(103,389)	876
State and local	(12,953)	91

Total deferred	(116,342)	967

Total income tax benefit	$(115,376)	$(4,579)

(A)	Does not reflect the deferred tax effects of unrealized gains and losses on mortgage securities-available-for-sale and derivative financial instruments that are included in shareholders’ equity except for amounts recognized by the REIT of $11.2 million. As a result of these tax effects, shareholders’ equity (increased)/decreased by $(0.7) million and $3.0 million in the three months ended March 31, 2007 and 2006, respectively. Includes $84.2 million of net deferred tax benefit (federal and state) recognized by the REIT during 2007, as a result of the Company’s decision to revoke its REIT election effective January 1, 2008.

A reconciliation of the expected federal income tax benefit using the federal statutory tax rate of 35 percent to the Company’s actual income tax benefit and resulting effective tax rate from continuing operations for the three months ended March 31, 2007 and 2006 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Income tax at statutory rate	$(24,277)	$7,236
Benefit of REIT election	(4,719)	(11,578)
State income taxes, net of federal tax benefit(A)	(8,351)	(270)
Tax effect of REIT Revocation effective January 1, 2008	(78,096)	—
Other	67	33

Total income tax benefit	$(115,376)	$(4,579)

(A)	The period ended March 31, 2007 includes a $6.1 million state deferred tax benefit (net of federal benefit) recognized by the REIT, as a result of the Company’s decision to revoke its REIT election effective January 1, 2008.

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2007 and December 31, 2006 were as follows (dollars in thousands):

	March 31, 2007(A)	December 31, 2006
Deferred tax assets:
Federal net operating loss carryforwards	$61,626	$19,055
Excess inclusion income	5,216	10,884
Basis difference—investments	96,004	10,639
Allowance for loan losses	8,186	—
Mark-to-market adjustment on loans	—	7,866
Deferred compensation	9,387	8,158
Loan sale recourse obligations	3,158	9,272
State net operating loss carryforwards	7,178	2,474
Other	9,633	6,630

Gross deferred tax asset	200,388	74,978
Valuation allowance	(2,165)	(685)

Deferred tax asset	198,223	74,293

Deferred tax liabilities:
Mortgage servicing rights	19,782	23,675
Unrealized gain on available-for-sale securities	12,328	1,855
Other	1,901	1,575

Deferred tax liability	34,011	27,105
Net deferred tax asset	$164,212	$47,188

(A)	Includes $84.2 million of net deferred tax assets (federal and state) recognized by the REIT, as a result of the Company’s decision to revoke its REIT election effective January 1, 2008.

NovaStar Financial, Inc. (“NFI”) has elected to be treated as a REIT for federal income tax purposes and, as such, is not required to pay any corporate level income taxes as long as NFI remains a REIT and distributes 100 percent of its taxable income in the form of dividend distributions to its shareholders.

Deferred taxes are required to be determined for each tax-paying component of a consolidated entity. The REIT and the taxable REIT subsidiary (“the TRS”) have previously been viewed as two separate components for this purpose. Historically, the Company has recorded deferred taxes only at the TRS. Conversely, prior to March 31, 2007, the Company has not recorded deferred taxes at the REIT because of its intent to operate NFI as a REIT.

During the first quarter of 2007, the Company disclosed that management was evaluating whether it was in shareholders’ best interests to retain NFI’s status as a REIT. Based on these evaluations, management has concluded it is in the best interest of shareholders to revoke NFI’s REIT election. On May 3, 2007, the Company’s Board of Directors approved a resolution enabling management to take the necessary steps to revoke NFI’s REIT election effective January 1, 2008. Management intends to carry out this plan.

The decision to revoke NFI’s REIT status was based on several significant factors. First, operating as a REIT restricts the Company’s ability to operate its business. The REIT source of income tests and diversification of assets tests not only limits the Company’s ability to hedge its interest rate risk, but also unduly restricts the Company’s ability to efficiently expand its portfolio management business. Second, since the Company is required to distribute most of its earnings in the form of dividends to shareholders to comply with REIT distribution requirements, the Company’s ability to retain capital to grow its business is significantly reduced. Third, the Company’s projections demonstrate that it will not generate taxable income at the REIT from 2007 through 2011. This is due primarily to the expected reversal of deductible temporary differences that have accumulated over the past several years. In years prior to 2007, the Company experienced significantly higher taxable income compared to financial statement income. This was due primarily to timing differences between financial statement and income tax recognition of income and losses on the Company’s portfolio of interest-only mortgage securities. Without taxable income, the Company will not have a requirement to distribute dividends to shareholders.

Because of the Company’s decision to revoke NFI’s REIT status effective January 1, 2008, the Company scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during the Company’s final calendar year as a REIT and for amounts to be realized in subsequent taxable years. NFI will be taxable as a C corporation in the tax year the revocation of its REIT election is effective (2008) and for subsequent taxable years. Accordingly, NFI recorded deferred taxes as of March 31, 2007 based on estimated cumulative temporary differences at January 1, 2008 that are expected to reverse in a subsequent taxable year.

All differences between financial statement carrying amounts and tax bases (i.e. cumulative temporary differences or “CTD’s”) accumulated as of December 31, 2006 were based on actual financial statement balances and the Company’s best estimate of income tax balances, as the Company has yet to file its 2006 REIT income tax return. These CTD’s were then rolled forward through January 1, 2008 for what the Company estimates to be realized on NFI’s final REIT return for 2007. In rolling forward the projected CTD’s, the Company used estimates based on calendar year 2007 projections of financial statement income, securitization activity, interest income, bad debt expenses, and other estimates. Such estimates were derived from information best available as of March 31, 2007 as well as assumptions on information that is not yet available and are likely to change. It is reasonable to expect changes to our estimate of the deferred tax assets and liabilities in the remaining 2007 interim periods, as actual information becomes available. Such changes will affect our income tax expense and will increase the volatility of the effective tax rate during 2007.

Based on our estimate of temporary differences as of March 31, 2007, NFI will have approximately $253.2 million of net future deductible timing differences remaining at January 1, 2008. Accordingly NFI recorded a net deferred tax asset of $95.4 million (excluding the deferred tax liability on unrealized gains from available for sale securities of $11.2 million) using an effective tax rate of approximately 37.7%. The effective tax rate of 37.7% was calculated by including the REIT in consolidated/combined tax returns with the TRS beginning in 2008.

In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. FASB Statement No. 109 “Accounting for Income Taxes” (“FAS 109”) requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. FAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

Under FAS 109, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis, and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credits carryforwards expiring, and adverse industry trends.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Accordingly, the more negative evidence that exists requires more positive evidence to counter, thus making it more difficult to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax assets. A cumulative loss in recent years is significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represents significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

The Company examines and weighs all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. Additionally, the Company evaluates the realization of its recorded deferred tax assets on an interim and annual basis. The Company does not record a valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that its deferred tax asset will be realized.

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of the Company’s deferred tax assets will be realized, the Company considers all alternative sources of taxable income identified in FAS 109 in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in FAS 109 include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

As a result of the decision to revoke its REIT election effective January 1, 2008, the Company evaluated the positive and negative evidence as of March 31, 2007 on a combined enterprise basis (i.e. the REIT and the TRS) to form its conclusion. The Company has not generated a cumulative loss in recent years. In addition, the Company has never experienced the expiration of a net operating loss in a significant taxing jurisdiction. The fact the Company has not experienced a cumulative loss in recent years is significant objective evidence in evaluating the need for a valuation allowance.

In determining the amount of valuation allowance to record as of March 31, 2007, if any, the Company concluded the weight given to the positive evidence supports a conclusion that it is more likely than not that $176.5 million of the net deferred tax asset (excluding the deferred tax liability on unrealized gains from available for sale securities of $12.3 million) of $178.7 million as of March 31, 2007 will be realized. Based on these conclusions, the Company recorded a valuation allowance for deferred tax assets as of March 31, 2007 and December 31, 2006 of $2.2 million and $0.7 million, respectively. The valuation allowance recorded by the Company relates to various separate company state net operating losses for which it determined it was more likely than not that such state net operating losses would not be realized.

In all future interim periods, the Company will continue to monitor all factors that impact positive and negative evidence relating to its deferred tax assets. If management concludes at any point in the future that negative evidence outweighs positive evidence, the Company may need to record a valuation allowance on some or all of its entire deferred tax asset. Factors that may lead to a change from positive to negative evidence include, but are not limited to: cumulative losses in recent years, losses expected in future years, a brief carryforward period, and significant differences from projected GAAP income or loss.

As of March 31, 2007, NFI Holding Corporation, the taxable REIT subsidiary, had an estimated federal net operating loss carryforward of $176.0 million, which will be available to offset future taxable income. If not used, this net operating loss will begin to expire in 2025.

FIN 48

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded a $1.1 million net liability as an increase to the opening balance of accumulated deficit. As of January 1, 2007, the total gross amount of unrecognized tax benefits was $1.6 million. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on the results of operations or the financial position of the Company.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties related to income tax matters classified as a component of income tax expense was insignificant for the quarter ended March 31, 2007. Accrued interest and penalties was $0.6 million as of January 1, 2007 and March 31, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Tax years 2003 to 2007 remain subject to examination for U.S. federal income tax and tax years 2002 to 2007 remain subject to examination by major state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the quarter ended March 31, 2007 was as follows (dollars in thousands):

Beginning balance - January 1, 2007	$1,554
Gross increases—tax positions in prior period	30

Ending Balance—March 31, 2007	$1,584

Note 17. Segment Reporting

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

Following is a summary of the operating results of the Company’s segments for the three months ended March 31, 2007 and 2006, as reclassified to reflect the change in segment structure and the results of the discontinued operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

For the Three Months Ended March 31, 2007

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$83,556	$40,515	$6,966	$—	$131,037
Interest expense	47,753	36,378	—	(5,251)	78,880

Net interest income before provision for credit losses	35,803	4,137	6,966	5,251	52,157
Provision for credit losses	(19,913)	—	—	—	(19,913)
Losses on sales of mortgage assets	—	(6,302)	—	—	(6,302)
Fair value adjustments	(9,491)	—	—	—	(9,491)
Valuation adjustment on mortgage loans—held-for-sale	—	(17,186)	—	—	(17,186)
Premiums for mortgage loan insurance	(2,808)	(2,313)	—	—	(5,121)
Fee income	—	807	7,423	(2,199)	6,031
Gains (losses) on derivative instruments	378	(3,049)	—	—	(2,671)
Impairment on mortgage securities—available-for-sale	(3,424)	—	—	—	(3,424)
Other income (expense), net	4,038	(6)	—	(3,052)	980
General and administrative expenses	(6,719)	(48,108)	(9,595)	—	(64,422)

(Loss) income from continuing operations before income tax expense	(2,136)	(72,020)	4,794	—	(69,362)
Income tax (benefit) expense	(90,857)	(26,267)	1,748	—	(115,376)

Net income (loss)	$88,721	$(45,753)	$3,046	$—	$46,014

For the Three Months Ended March 31, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$44,954	$33,898	$5,820	$—	$84,672
Interest expense	3,767	26,690	—	(3,528)	26,929

Net interest income before provision for credit losses	41,187	7,208	5,820	3,528	57,743
Provision for credit losses	(3,545)	—	—	—	(3,545)
Gains on sales of mortgage assets	326	18,920	—	(19,213)	33
Fair value adjustments	2,370	—	—	—	2,370
Valuation adjustment on mortgage loans—held-for-sale	—	(1,949)	—	—	(1,949)
Premiums for mortgage loan insurance	(56)	(2,292)	—	—	(2,348)
Fee income	—	1,600	6,012	(42)	7,570
Gains on derivative instruments	—	8,591	—	—	8,591
Impairment on mortgage securities—available-for-sale	(1,965)	—	—	—	(1,965)
Other income (expense), net	4,483	(844)	—	(3,485)	154
General and administrative expenses	(4,326)	(32,053)	(9,601)	—	(45,980)

Income (loss) from continuing operations before income tax expense	38,474	(819)	2,231	(19,212)	20,674
Income tax expense (benefit)	2,027	(312)	851	(7,145)	(4,579)

Income (loss) from continuing operations	36,447	(507)	1,380	(12,067)	25,253
Loss from discontinued operations, net of income tax	—	(1,225)	—	—	(1,225)

Net income (loss)	$36,447	$(1,732)	$1,380	$(12,067)	$24,028

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Amounts paid to (received from) mortgage portfolio management from (to) mortgage lending:
Interest income on intercompany debt	$5,251	$3,528
Guaranty, commitment, loan sale and securitization fees	934	990
Gains on sales of mortgage loans	—	(19,148)
Gains on sales of mortgage securities-available-for-sale retained in securitizations	—	(65)
Amounts paid to (received from) mortgage portfolio management from (to) loan servicing:
Loan servicing fees	$(2,146)	$(36)
Amounts paid to (received from) mortgage lending from (to) loan servicing:
Loan servicing fees	$(53)	$(6)

Note 18. Earnings Per Share

The computations of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2007	2006
Numerator:
Income from continuing operations	$46,014	$25,253
Dividends on preferred shares	(1,663)	(1,663)

Income from continuing operations available to common shareholders	44,351	23,590
Loss from discontinued operations, net of income tax	—	(1,225)

Net income available to common shareholders	$44,351	$22,365

Denominator:
Weighted average common shares outstanding—basic	37,282	32,397

Weighted average common shares outstanding—dilutive:
Weighted average common shares outstanding—basic	37,282	32,397
Stock options	160	230
Restricted stock	24	16

Weighted average common shares outstanding—dilutive	37,466	32,643

Basic earnings per share:
Income from continuing operations	$1.23	$0.78
Dividends on preferred shares	(0.04)	(0.05)

Income from continuing operations available to common shareholders	1.19	0.73
Loss from discontinued operations, net of income tax	—	(0.04)

Net income available to common shareholders	$1.14	$0.69

Diluted earnings per share:
Income from continuing operations	$1.22	$0.78
Dividends on preferred shares	(0.04)	(0.05)

Income from continuing operations available to common shareholders	1.18	0.73
Loss from discontinued operations, net of income tax	—	(0.04)

Net income available to common shareholders	$1.18	$0.69

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

	For the Three Months Ended March 31,
	2007	2006
Number of stock options and warrants (in thousands)	266	189
Weighted average exercise price	$34.99	$32.67

Note 19. Stock Compensation Plans

The Company adopted an Equity Award Policy on February 12, 2007 governing the grant of equity awards. In general, equity awards may be granted only at a meeting of the Compensation Committee or the entire Board during the “Trading Window,” as defined in the Company’s Insider Trading and Disclosure Policy for Designated Insiders. The Trading Window for a particular quarter is open beginning on the second business day following an earnings release with respect to the prior quarter until the 15th day of the third month of the quarter. The exercise price (if applicable) of all equity awards will be equal to the price at which the Company’s common stock was last sold on the NYSE on the date of grant.

Grants of long-term equity awards for 2007 were made on March 14, 2007, in accordance with the Company’s Equity Award Policy. On that date 824,382 stock options were granted to employees with an exercise price of $4.18, which was the closing market price on the NYSE of the Company’s common stock on that date. The options granted are subject to a four year vesting period.

The following table provides the fair value of the options granted on March 14, 2007 determined using the Black-Scholes option pricing model and the assumptions used in the determination. The volatility assumption was calculated from the historical realized volatility on the Company’s common stock for a period approximating the expected life.

Fair value, at date of grant	$2.44
Expected life in years	5
Annual risk-free interest rate	4.45%
Volatility	64.96%
Dividend yield	0.0%

The Company also granted and issued 461,852 shares of restricted stock on March 14, 2007. These restricted stock awards will vest at the end of 5 years and they had a fair value of $4.18 per share.

Note 20. Discontinued Operations

By June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The Company has presented the operating results of NHMI as discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2006. NHMI had no material assets as of March 31, 2007. The operating results of all discontinued operations are summarized as follows (dollars in thousands):

For the Three Months Ended March 31, 2006
Interest income	$$79
Interest expense	(189)
Gains on sales of mortgage assets	730
Fee income	3,191
Other income	154
General and administrative expenses	(5,916)

(Loss) income before income tax (benefit) expense	(1,951)
Income tax (benefit) expense	726

(Loss) income from discontinued operations	$(1,225)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company” ,”NovaStar Financial”, “NFI” , “we” or “us”) and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2006.

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management’s beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to generate and maintain sufficient liquidity on favorable terms; the size, frequency and structure of our securitizations; our ability to sell loans we originate in the marketplace; impairments on our mortgage assets; increases in prepayment or default rates on our mortgage assets; increases in loan repurchase requests; inability of potential borrowers to meet our underwriting guidelines; changes in assumptions regarding estimated loan losses and fair value amounts; finalization of the amount and terms of any severance provided to terminated employees; finalization of the accounting impact of our previously-announced reduction in workforce; events impacting the subprime mortgage industry in general, including events impacting our competitors and liquidity available to the industry; the initiation of margin calls under our credit facilities; the ability of our servicing operations to maintain high performance standards and maintain appropriate ratings from rating agencies; our ability to generate acceptable origination volume while maintaining an acceptable level of overhead; residential property values; our continued status as a REIT; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations or opinions of counsel relating thereto and the impact of new local, state or federal legislation or regulations or opinions of counsel relating thereto or court decisions on our operations; our ability to adapt to and implement technological changes; compliance with new accounting pronouncements; our ability to successfully integrate acquired businesses or assets with our existing business; the impact of general economic conditions; and the risks that are from time to time included in our filings with the SEC, including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein.

Executive Overview of Performance

The first quarter of 2007 continued to be a challenging environment in the mortgage industry. The following economic and financial factors were significant drivers in our financial results for the three months ended March 31, 2007:

•

REIT status revocation—Over the last several years the REIT’s taxable income has exceeded our GAAP earnings primarily as a result of the difference between tax and GAAP accounting recognition of income on our mortgage securities portfolio. However, over the life of the portfolio, GAAP and tax income will generally be equal. The reversal in timing differences between the recognition of GAAP income and taxable income is occurring and will accelerate as our older vintage securitizations mature. We experienced a significant decline in taxable income in 2006 and expect to recognize little or no taxable income at the REIT during the period from 2007 through 2011. Given this outlook, and the operating efficiencies to be gained through operating as a traditional C corporation, our Board of Directors approved a formal plan to voluntarily revoke our REIT status effective January 1, 2008. In order to voluntarily revoke REIT status, we must file such revocation with the Internal Revenue Service within 90 days of the beginning of the first tax year for which the revocation is to be effective. We will continue to be subject to the REIT dividend distribution requirements for 2007 which require us to distribute at least 90 percent of our 2007 taxable income by the end of 2008 in order to retain our REIT status for 2007.

Additionally, as a result of approving a formal plan to revoke our REIT status and as a result of the temporary differences described above between taxable income and GAAP income, we recorded an income tax benefit of $84.2 million during the three months ended March 31, 2007.

•

Bond spread widening—Generally, the market value of our mortgage assets (i.e. mortgage loans and mortgage securities) fluctuates inversely with bond spreads in the market. As bond spreads widen (i.e. investors demand more return), the value of our mortgage assets will decline, alternatively, as they tighten, the market value will increase. Bond spreads dramatically widened in the first quarter of 2007, as such, we experienced significant mark-to-market losses on our mortgage securities—trading and mortgage loans—held-for-sale. We recognized losses on our mortgage securities—trading due to fair value adjustments of $50.1 million for the three months ended March 31, 2007. We recorded $17.2 million of losses due to valuation adjustments on our mortgage loans—held-for-sale.

•

Adoption of SFAS 159—As a result of the adoption of SFAS 159, we elected fair value treatment for the asset-backed bonds we issued in our CDO transaction executed in the first quarter of 2007. The adoption resulted in gains due to fair value adjustments of $40.6 million for the three months ended March 31, 2007.

•

Credit performance—With repayment risks no longer offset by rapidly rising home values, delinquencies in the industry began to rise in 2006 and continued to rise in early 2007. These credit issues have caused whole loans to lose significant value, affecting the value of and income generated by our portfolio of mortgage loans and securities. We recorded an impairment on our mortgage securities—available-for-sale of $3.4 million during the first quarter of 2007 primarily caused by credit deterioration.

•

Declining origination volumes—The key area of focus for our mortgage lending segment is to ensure that the 2007 vintage performs better than 2006 and in line with our expectations. In this regard, we have significantly altered our proprietary model and underwriting guidelines and processes in an attempt to minimize losses and enhance asset quality in loan originations going forward. This has negatively impacted our origination volumes as fewer borrowers qualify under these new guidelines. As a result of this decline in volume, on March 14, 2007, we committed to a workforce reduction pursuant to a plan of termination (the “Plan”). We recorded a $3.0 million pre-tax charge to earnings for the first quarter of 2007 which consisted primarily of one-time employment termination benefits. The Plan resulted in the elimination of approximately 375 positions.

•

Liquidity—As a result of the first quarter subprime environment, we have used up significant cash reserves. Our cash balances declined by approximately $87.2 million during the first quarter of 2007 primarily due to margin calls and mortgage loan repurchases. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to ensure we maintain adequate liquidity levels to run the operations of the business.

The following selected key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1—Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Three Months Ended March 31,
	2007	2006	Increase / (Decrease) )
(Loss) income from continuing operations before income tax benefit	$(69,362)	$20,674	$(90,036)
Net income available to common shareholders	$44,351	$22,365	$21,986
Net income available to common shareholders, per diluted share	$1.18	$0.69	$0.49
Nonconforming originations and purchases(A)	$1,441,675	$1,834,825	$(393,150)
Weighted average coupon of nonconforming originations and purchases	8.75%	8.53%	0.22%
Nonconforming loans securitized in transactions structured as sales, principal	$—	$378,944	$(378,944)
Nonconforming loans securitized in transactions structured as financings, principal	$1,888,756	$—	$1,888,756
Nonconforming loans sold to third parties, principal	$73,686	$358,991	$(285,305)
(Losses) gains on sales of mortgage assets	$(6,302)	$33	$(6,335)
Net interest yield on assets(B)	0.47%	1.37%	(0.90%)
Net yield on mortgage securities(C)	14.43%	37.31%	(22.88%)
Costs of production, as a percent of principal(D)	2.75%	2.63%	0.12%

(A)	Excludes the MTA bulk purchased loans in the first quarter of 2006.
(B)	This metric is defined in Table 4.
(C)	This metric is defined in Table 3.
(D)	This metric is defined in Table 10.

For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Net income available to common shareholders increased by $22.0 million during the first three months of 2007 as compared to the same period in 2006. The main factor driving this increase is the $84.2 million income tax benefit we recorded as a result of our formal plan to de-REIT.

We incurred a significant pre-tax loss of $69.4 million during the three months ended March 31, 2007 as compared to pre-tax income of $20.7 million for the same period in 2006. The following factors contributed to the current year loss:

•

A lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $17.2 million. This adjustment was the result of market deterioration in the subprime whole loan market which resulted in depressed whole loan values.

•

A $19.9 million provision for loan losses for our mortgage loans held-in-portfolio was primarily due to the initial recording of the loan loss reserve for the NHEL 2007-1 securitization executed in the first quarter of 2007 and continued credit deterioration in the remainder of our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $9.5 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the first quarter of 2007. The trading securities had a negative fair value adjustment of approximately $50.1 million while the CDO asset-backed bonds had a positive fair value adjustment of $40.6 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•

We incurred losses on sales of mortgage assets of $6.3 million for the first three months of 2007 primarily due to losses on sales of real estate owned. As default rates have increased so have the assets we acquired through foreclosure (real estate owned).

•	We completed no securitizations structured as sales during the first quarter of 2007 therefore we had no gains on sale related to loan securitizations.

•	Higher expected credit losses contributed to impairments in our mortgage securities available-for-sale portfolio of $3.4 million during the first quarter of 2007.

•	The slight drop in short-term interest rates in the first quarter of 2007 resulted in $2.7 million of losses recognized on derivative instruments which did not qualify for hedge accounting.

Industry Overview and Known Material Trends and Uncertainties

Described below are some of the marketplace conditions and known material trends and uncertainties that have become evident in the first quarter of 2007 which may impact our future results of operations.

•

We have initiated a formal process to explore a range of strategic alternatives, including without limitation a potential sale or other change of control transactions. We have retained Deutsche Bank Securities Inc. to act as a financial advisor in this process.

•

As discussed under Executive Overview of Performance, as a result of the implementation of tighter origination guidelines, our origination volumes have substantially decreased in the first quarter of 2007. Loan originations were $1.4 billion and $1.8 billion during the three months ended March 31, 2007 and 2006, respectively. Our ability to increase the size of our securitized mortgage loan portfolio, which drives the value of our mortgage securities portfolio, could prove difficult under these tighter guidelines.

•

As a result of the many uncertainties in the subprime mortgage market (i.e. home price appreciation, home sales, credit quality, interest rates), bond investors drove bond spreads dramatically wider in the first quarter of 2007. As a result of this widening, the value of our mortgage assets dramatically declined. Until bond spreads return to more rational levels, it could be difficult for us to execute securitizations and loan sales at favorable prices. In addition, we may experience additional mark-to-market losses on our mortgage securities—trading and mortgage loans—held-for-sale.

•	Our liquidity position was also negatively impacted because of the first quarter market disruptions. See “Liquidity and Capital Resources” for further explanation of these impacts.

•

As discussed under Executive Overview of Performance, our Board of Directors approved a formal plan to voluntarily revoke our REIT status effective January 1, 2008. In order to voluntarily revoke REIT status, we must file such revocation with the Internal Revenue Service within 90 days of the beginning of the first tax year for which the revocation is to be effective. We will continue to be subject to the REIT dividend distribution requirements for 2007 which require us to distribute at least 90 percent of our 2007 taxable income by the end of 2008 in order to retain our REIT status for 2007. We expect little or no taxable income in 2007.

•

Even though origination volumes were down in the first quarter of 2007, we were able to raise the coupon on the loans we originated. The weighted average coupon on originations in first quarter of 2007 was 8.75% as compared to 8.64% on originations in the fourth quarter of 2006. While there can be no assurance, we believe higher coupons on originations should generally translate into increased profitability when the loans are sold or securitized (excluding costs to originate).

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

Segment information regarding these businesses for the first three months of 2007 and 2006 is included in Note 17 to our condensed consolidated financial statements.

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

In 2005 we began retaining various subordinated securities from our securitization transactions. In 2006, we began purchasing subordinated ABS of other ABS issuers. We will continue to acquire, retain, and aggregate ABS with the intention of securing non-recourse long-term financing through collateralized debt obligation (“CDO”) securitizations. In the future, we may enter into derivative transactions referencing third party ABS, commonly referred to as “synthetic” assets. We also intend to retain the risk of the underlying securities by investing in the equity and subordinated debt of CDO securitizations. CDO equity securities bear the first-loss and second-loss credit risk with respect to the securities owned by the securitization entity. Our goal is to leverage our extensive portfolio management experience by purchasing securities that are higher in the capital structure than our residual securities and executing CDOs for long-term non-recourse financing, thereby generating good risk-adjusted returns. We closed our first CDO securitization which was structured as a financing transaction on February 8, 2007.

The long-term mortgage loan portfolio on our balance sheet consists of mortgage loans classified as held-in-portfolio resulting from securitization transactions treated as financings completed in the second and third quarters of 2006 and the first quarter of 2007 (NHES Series 2006-1, NHES Series 2006-MTA1, NHES Series 2007-1). We have financed our investment in these loans by issuing ABB.

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

In our nonconforming lending operations, we lend to individuals who generally do not qualify for agency/conventional lending programs because of a lack of available documentation, previous credit difficulties or higher loan-to-value (“LTV”) ratios. These types of borrowers are generally willing to pay higher mortgage loan origination fees and interest rates than those charged by conventional lenders. Because these borrowers typically use the proceeds of the mortgage loans to consolidate debt and to finance home improvements, education and other consumer needs, loan volume is generally less dependent on general levels of interest rates or home sales and therefore less cyclical than conventional mortgage lending. However, loan volume is dependent, in a large part, on the value of the home securing the loan and the creditworthiness of the borrower. To the extent that home values do not rise, or actually decline, or borrowers do not satisfy our underwriting guidelines, the volume and value of loans originated will decline.

Our nationwide loan origination network includes wholesale loan brokers, mortgage lenders, and correspondent institutions, all of which are independent of any of the NovaStar Financial entities, as well as our own direct to consumer operations. Our sales force, which includes account executives in 35 states, develops and maintains relationships with this network of independent retail brokers. Our correspondent origination channel consists of a network of institutions from which we purchase nonconforming mortgage loans on a bulk or flow basis. Our direct to consumer operations channel consists of call centers where we contact potential borrowers as well as a network of branch operations which we acquired in the fourth quarter of 2006 in order to expand this origination channel.

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

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combine the mortgage loans we originate and purchase in pools to serve as collateral for issued asset-backed bonds. In a mortgage security securitization (also known as a “resecuritization”), we combine mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

In order for us to determine proper accounting treatment for each securitization or resecuritization, we evaluate whether or not we have retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS 140. All terms of these transactions are evaluated against the conditions set forth in this statement. Some of the questions that must be considered include:

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a securitization accounted for as a sale, we retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust. As previously discussed, the gain recognized upon a securitization structured as a sale depends on, among other things, the estimated fair value of the components of the securitization—the loans or mortgage securities—available-for-sale and derivative instruments transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses can represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

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

Mortgage Securities—Available-for-Sale and Trading. Our mortgage securities—available-for-sale and trading represent beneficial interests we retain in securitization and resecuritization transactions which include residual securities and subordinated securities as well as bonds issued by others which we have purchased. The residual securities include interest-only mortgage securities, prepayment penalty bonds and over-collateralization bonds. All of the residual securities retained by us have been classified as available-for-sale. The subordinated securities represent bonds which are senior to the residual securities but are subordinated to the bonds sold to third party investors. All of the subordinated securities retained by us have been classified as trading.

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

We believe the accounting estimates related to the valuation of our mortgage securities—available-for-sale and establishing the rate of income recognition on the mortgage securities—available-for-sale and trading are “critical accounting estimates”, because they can materially affect net income and shareholders’ equity and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our residual securities. We use internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities. We believe the value of our residual securities is fair, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require write-downs of the residual assets. For mortgage securities classified as available-for-sale, impairments would reduce income in future periods when deemed other-than-temporary.

As previously described, our mortgage securities available-for-sale and trading represent retained beneficial interests in certain components of the cash flows of the underlying mortgage loans to securitization trusts. Income recognition for our mortgage securities—available-for-sale and trading is based on the effective yield method. Under the effective yield method, as payments are received, they are applied to the cost basis of the mortgage related security. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions about credit losses, borrower prepayments and interest rates are updated. The assumptions are established using internally developed models. We prepare analyses of the yield for each security using a range of these assumptions. The accretable yield used in recording interest income is generally set within a range of assumptions. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

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

The market discount rates we are using to initially value our residual securities have declined since 2005. As of March 31, 2007 and 2006 the weighted average discount rate used in valuing our residual securities was 16% and 17%, respectively. The weighted-average constant prepayment rate used in valuing our residual securities as of March 31, 2007 was 45% versus 50% as of March 31, 2006. If the discount rate used in valuing our residual securities as of March 31, 2007 had been increased by 5%, the value of our mortgage securities—available-for-sale would have decreased by $10.9 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by $11.7 million.

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

An internally developed migration analysis is the primary tool used in analyzing our allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. We also take into consideration our use of mortgage insurance as a method of managing credit risk. We pay mortgage insurance premiums on a portion of the loans maintained on our balance sheet and have included the cost of mortgage insurance in our income statement.

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

Reserve for Loan Repurchases. We maintain a reserve for the representation and warranty liabilities related to loans sold to third parties, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the condensed consolidated balance sheet, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the contractual obligation. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the condensed consolidated statements of income as a reduction of gains on sales of mortgage assets.

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

SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended) (“SFAS 133”), standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings.

Derivative instruments that meet the hedge accounting criteria of SFAS 133 are considered cash flow hedges. We also have derivative instruments that do not meet the requirements for hedge accounting. However, these derivative instruments do contribute to our overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings collateralized by our loans held-for-sale.

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

Deferred Tax Asset, net. NFI has elected to be treated as a REIT for federal income tax purposes. NFI is not required to pay any corporate level income taxes as long as we remain a REIT and distribute 100 percent of our taxable income in the form of dividend distributions to our shareholders.

We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. A deferred tax liability is recognized for all future taxable temporary differences, while a deferred tax asset is recognized for all future deductible temporary differences, operating loss carryforwards and tax credit carryforwards. In accordance with FAS 109, we record deferred tax assets and liabilities using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

As of March 31, 2007 and December 31, 2006, our net deferred tax asset (excluding valuation allowance and deferred taxes related to unrealized gains on available for sale securities) was $178.7 million and $49.7 million, respectively.

Deferred taxes are required to be determined for each tax-paying component of a consolidated entity. The REIT and the taxable REIT subsidiary have previously been viewed as two separate components for this purpose. Historically, we have recorded deferred taxes only at the TRS. Conversely, prior to March 31, 2007, we have not recorded deferred taxes at the REIT because of our intent to operate NFI as a REIT.

On May 3, 2007, our Board of Directors approved a resolution directing management to take the necessary steps to revoke NFI’s REIT election effective January 1, 2008.

With the Board of Director’s decision to authorize management to revoke NFI’s REIT election effective January 1, 2008, NFI scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during our final calendar year as a REIT and for amounts to be realized in subsequent taxable years. As previously stated, NFI will be taxable as a C corporation in the tax year the revocation of its REIT election is effective (2008) and for subsequent taxable years. Accordingly, NFI recorded deferred taxes as of March 31, 2007 based on estimated cumulative temporary differences at January 1, 2008 that are expected to reverse in a subsequent taxable year.

All differences between financial statement carrying amounts and tax bases (i.e. cumulative temporary differences or “CTD’s”) accumulated as of December 31, 2006 were based on actual financial statement balances and NFI’s best estimate of income tax balances, as NFI has yet to file its 2006 REIT income tax return. These CTD’s were then rolled forward through January 1, 2008 for what NFI estimates to be realized on NFI’s final REIT return for 2007. In rolling forward the projected CTD’s, NFI used estimates based on calendar year 2007 projections of financial statement income, securitization activity, interest income, bad debt expenses, and other estimates. Such estimates were derived from information best available as of March 31, 2007 as well as assumptions on information that is not yet available and are likely to change. It is reasonable to expect changes to our estimate of the deferred tax assets and liabilities in the remaining 2007 interim periods, as actual information becomes available. Such changes will affect our income tax expense and will increase the volatility of the effective tax rate during 2007.

Based on our estimates as of March 31, 2007, NFI will have approximately $253.2 million of net future deductible timing differences at January 1, 2008. Accordingly NFI recorded a net deferred tax asset of $95.4 million (excluding the deferred tax liability on unrealized gains from available for sale securities of $11.2 million) using an effective tax rate of approximately 37.7%. The effective tax rate of 37.7% was calculated by including the REIT in consolidated/combined tax returns with the TRS beginning in 2008.

In determining the amount of deferred tax assets to recognize in the financial statements, we evaluate the likelihood of realizing such benefits in future periods. FAS 109 requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. FAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

Companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of their deferred tax asset will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis, and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credits carryforwards expiring, and adverse industry trends.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Accordingly, the more negative evidence that exists requires more positive evidence to counter, thus making it more difficult to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax asset. A cumulative loss in recent years is significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represents significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

It is our policy to examine and weigh all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. Additionally, we evaluate the realization of our deferred tax assets on an interim and annual basis. We do not record a valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that our deferred tax asset will be realized.

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of our deferred tax assets will be realized, we will consider all alternative sources of taxable income identified in FAS 109 in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in FAS 109 include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

As a result of our decision to revoke NFI’s REIT election effective January 1, 2008, we evaluated the positive and negative evidence as of March 31, 2007 on a combined enterprise basis (i.e. the REIT and the TRS) to form our conclusion. On a combined enterprise basis, we have not generated a cumulative loss in recent years. In addition, we have never experienced the expiration of a net operating loss in a significant taxing jurisdiction. The fact we have not experienced a cumulative loss in recent years is significant objective evidence in evaluating the need for a valuation allowance.

In determining the amount of valuation allowance to record as of March 31, 2007, if any, we evaluated all of the deferred tax assets and whether it was more likely than not such deferred tax assets would be realized. We concluded the weight given to the positive evidence supports a conclusion that it is more likely than not that $176.5 million of the net deferred tax asset (excluding the deferred tax liability on unrealized gains from available for sale securities of $12.3 million) of $178.7 million as of March 31, 2007 will be realized. Based on this conclusion, we recorded a valuation allowance for deferred tax assets as of March 31, 2007 and December 31, 2006 of $2.2 million and $0.7 million, respectively. The valuation allowance relates to various separate company state net operating losses for which we determined it was more likely than not that such state net operating losses would not be realized.

In all future interim periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets. If management concludes at any point in the future that negative evidence outweighs positive evidence, we may need to record a valuation allowance on some or all of the entire deferred tax asset. Factors that may lead to a change from positive to negative evidence include, but are not limited to: cumulative losses in recent years, losses expected in future years, a brief carryforward period, and significant differences from projected GAAP income or loss.

Impact of Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a Qualifying Special Purpose Entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In January 2007, the FASB provided a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS 133, as would securities purchased at a significant premium. The adoption of this standard on January 1, 2007 did not have a significant impact on our financial position, results of operations or cash flows. However, to the extent that certain of our future investments in securitized financial assets do not meet the scope exception adopted by the FASB, our future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election we make.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS 156 as of January 1, 2007 and elected to continue using the amortization method for measuring its servicing assets.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The adoption of FIN 48 on January 1, 2007 resulted in an increase to our accumulated deficit of $1.1 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 157 on our condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. We adopted SAB No. 108 as of January 1, 2007 and has deemed the impact immaterial on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 as of January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 159 on our condensed consolidated financial statements.

FASB has been deliberating on a technical interpretation of accounting principles generally accepted in the United States of America (“GAAP”) with respect to the accounting for transactions where assets are purchased and simultaneously financed through a repurchase agreement with the same party and whether these transactions create derivatives requiring a “net” presentation instead of the acquisition of assets and related financing obligation. Our current accounting for these transactions is to record the transactions as an acquisition of assets and related financing obligation. The alternative accounting treatment would be to record any net cash representing the “haircut” amount as a deposit and the forward leg of the repurchase agreement (that is, the obligation to purchase the financial asset(s) at the end of the repo. term) as a derivative. Because the FASB has not issued any guidance on this matter as of the filing date of this report, we have not changed our accounting treatment for this item. During the first quarter of 2006, we purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of March 31, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on our condensed consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset backed bond financing.

Results of Operations

March 31, 2007 as Compared to March 31, 2006

During the first three months of 2007, we earned net income available to common shareholders of $44.4 million, or $1.18 per diluted share compared with $22.4 million or $0.69 per diluted share for the same period in 2006.

The main factor driving the increase in net income for the first quarter of 2007 is the $84.2 million income tax benefit we recorded as a result of our formal plan to revoke our REIT status effective January 1, 2008.

As discussed under “Executive Overview of Performance,” we incurred a pre-tax loss of $69.4 million during the first three months of 2007 as compared to pre-tax income of $20.7 million for the same period in 2006 due primarily to:

•

A lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $17.2 million during the first quarter of 2007 as compared to $1.9 million for the same period in 2006. This adjustment was the result of market deterioration in the subprime whole loan market which resulted in depressed whole loan values.

•

Increase in provision for credit losses of $16.4 million for our mortgage loans held-in-portfolio primarily due to the initial recording of the loan loss reserve for the NHEL 2007-1 securitization executed in the first quarter of 2007 and continued credit deterioration in the remainder of our mortgage loans held-in-portfolio.

•

A net loss recorded during the first quarter of 2007 due to fair value adjustments of $9.5 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the first quarter of 2007. The trading securities had a negative fair value adjustment of approximately $50.1 million while the CDO asset-backed bonds had a positive fair value adjustment of $40.6 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•

Losses on sales of mortgage assets of $6.3 million for the first three months of 2007 primarily due to losses on sales of real estate owned as a result of the deteriorating credit quality of our portfolio. As default rates have increased so have the assets we acquired through foreclosure (real estate owned).

•	We completed no securitizations structured as sales during the first quarter of 2007 therefore we had no gains on sale related to loan securitizations.

•	Increase in impairments on mortgage securities—available-for-sale of $1.5 million. These impairments were driven largely by higher expected credit losses in our portfolio of residual securities.

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

The following table provides the components of net interest income for the three months ended March 31, 2007 and 2006.

Table 2—Net Interest Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Interest income:
Mortgage securities	$31,714	$42,575
Mortgage loans held-for-sale	39,665	33,184
Mortgage loans held-in-portfolio	49,980	1,802
Other interest income	9,678	7,111

Total interest income	131,037	84,672

Interest expense:
Short-term borrowings secured by mortgage loans	28,860	22,767
Short-term borrowings secured by mortgage securities	6,287	946
Other short-term borrowings	245	—
Asset-backed bonds secured by mortgage loans	38,751	328
Asset-backed bonds secured by mortgage securities	2,715	1,817
Junior subordinated debentures	2,022	1,071

Total interest expense	78,880	26,929

Net interest income before provision for credit losses	52,157	57,743
Provision for credit losses	(19,913)	(3,545)

Net interest income	$32,244	$54,198

Our net interest income decreased to $32.2 million for the three months ended March 31, 2007 from $54.2 million for the same period in 2006. Our interest income increased in the first quarter of 2007 due to higher average mortgage loan balances resulting from the on balance sheet securitizations we executed in 2006 and 2007, yet, this increase was offset by an increase in our interest expense as a result of higher average outstanding debt balances. In addition, the significant increase in our provision for credit losses, which was a result of the NHEL 2007-1 securitization being structured as a financing transaction as well as credit deterioration in the portfolio, reduced our net interest income for the first quarter of 2007 as compared to the same period of 2006.

Activity in the allowance for credit losses on mortgage loans—held-in-portfolio is as follows for the three months ended March 31 (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$22,452	$699
Provision for credit losses	19,913	3,545
Charge-offs, net of recoveries	(7,454)	(107)

Balance, end of period	$34,911	$4,137

As shown in table 3, below, our average net security yield decreased to 14.60% for the three months ended March 31, 2007 from 37.31% for the same period of 2006. The decrease in our average security yield from March 31, 2006 to March 31, 2007 is primarily a result of margin compression as well as our retention and purchase of lower-yielding residual and subordinated securities.

The following table presents the average balances for our mortgage securities, mortgage loans held-for-sale, mortgage loans held-in-portfolio and our repurchase agreement and securitization financings for those assets with the corresponding yields for the three months ended March 31, 2007 and 2006. The interest income and expense used in the calculations includes the effects of premium amortization, discount accretion, debt issuance cost amortization and commitment fees on warehouse lines of credit.

Table 3—Net Interest Income Analysis

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Mortgage securities interest analysis
Average balances:
Mortgage securities(A)	$618,121	$426,767
Short-term borrowings secured by mortgage securities	377,334	72,392
Asset-backed bonds secured by mortgage securities	214,133	105,920

Yield analysis:
Interest income(A)	20.52%	39.90%
Interest expense short-term borrowings	6.66%	5.23%
Interest expense asset backed bonds	5.83%	6.86%

Total financing expense	6.36%	6.20%

Net interest spread	14.16%	33.70%

Net yield(B)	14.43%	37.31%

Mortgage loans held-for-sale interest analysis
Average balances:
Mortgage loans held-for-sale	$1,770,779	$1,651,211
Short-term borrowings secured by mortgage loans held-for-sale	1,702,899	1,578,712

Yield analysis:
Interest income	8.96%	8.04%
Interest expense short-term borrowings	6.67%	5.48%

Net interest spread	2.29%	2.56%

Net yield(B)	2.55%	2.79%

Mortgage loans held-in-portfolio interest analysis
Average balances:
Mortgage loans held-in-portfolio	$2,627,796	$86,222
Asset-backed bonds secured by mortgage loans held-in-portfolio	2,663,613	25,840
Short-term borrowings secured by mortgage loans held-in-portfolio	—	57,724

Yield analysis:
Interest income	7.61%	8.36%

Interest expense asset backed bonds	5.82%	5.08%
Interest expense short-term borrowings	—	4.68%

Total financing expense	5.82%	4.81%

Net interest spread	1.79%	3.55%

Net yield(B)	1.71%	3.70%

(A)	Consists of the average cost basis of our mortgage securities-available-for-sale portfolio as well as the average fair value of our mortgage securities trading portfolio. The yield information does not give effect to the changes in fair value of our mortgage securities-available-for-sale portfolio which are reflected as a component of shareholders’ equity.
(B)	Net yield is calculated as the net interest income divided by the average daily balance of the asset. The net yield will not equal the net interest spread due to the difference in denominators of the two calculations.

Mortgage Portfolio Net Interest Income. Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio and mortgage loans held-for-sale) or indirectly (mortgage securities). Table 4 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities, mortgage loans held-in-portfolio and mortgage loans held-for-sale reflects the income after interest expense, hedging and credit expense (mortgage insurance and provision for credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Our portfolio net interest yield on assets was 0.47% for the three months ended March 31, 2007 as compared to 1.37% for the same period of 2006. The decrease in yield from the first quarter of 2006 to 2007 can be attributed primarily to the addition of lower-yielding securities and recording a higher provision for credit losses during the first three months of 2007.

We generally expect our net interest yield on portfolio assets to be in the range of 1% to 1.25% over the long-term. Table 4 shows the net interest yield on assets under management during the three months ended March 31, 2007 and 2006.

Table 4—Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

For the Three Months Ended:	Mortgage Securities— Available-for- Sale	Mortgage Loans Held- in-Portfolio	Mortgage Loans Held-for- Sale	Total

March 31, 2007
Interest income(A)	$20,806	$49,980	$39,665	$110,451
Interest expense:
Short-term borrowings	—	—	28,860	28,860
Asset-backed bonds	—	38,751	—	38,751

Total interest expense(B)	—	38,751	28,860	67,611

Mortgage portfolio net interest income before other expense	20,806	11,229	10,805	42,840
Other expense(C)	—	(22,271)	(1,367)	(23,638)

Mortgage portfolio net interest income (expense)	$20,806	$(11,042)	$9,438	$19,202

Average balance of the underlying loans	$11,962,907	$2,627,796	$1,770,779	$16,361,482
Net interest yield on assets	0.70%	(1.68%)	2.13%	0.47%

March 31, 2006
Interest income(A)	$39,335	$1,802	$33,184	$74,321
Interest expense:
Short-term borrowings	—	676	22,091	22,767
Asset-backed bonds	—	328	—	328

Total interest expense(B)	—	1,004	22,091	23,095

Mortgage portfolio net interest income before other expense	39,335	798	11,093	51,226
Other income (expense)(C)	—	(3,602)	475	(3,127)

Mortgage portfolio net interest income	$39,335	$(2,804)	$11,568	$48,099

Average balance of the underlying loans	$12,314,965	$86,222	$1,651,211	$14,052,398
Net interest yield on assets	1.28%	(13.01%)	2.80%	1.37%

(A)	Does not include interest income from securities classified as trading, subordinated securities classified as available-for-sale and interest income earned on our cash accounts and warehouse related advances.
(B)	Does not include interest expense incurred to finance our mortgage securities trading and available-for sale, interest expense for our junior subordinated debentures and interest expense on our servicing advance facility.
(C)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Gains (Losses) on Sales of Mortgage Assets.

The following table shows the changes and makeup of our gains (losses) on sales of mortgage assets for the three months ended March 31, 2007 and 2006.

Table 5—Gains (Losses) on Sales of Mortgage Assets

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Gains on sales of mortgage loans to third parties	$1,201	$928
Reserve for losses-loans sold to third parties	(3,088)	(1,101)
Gains on sales of mortgage loans transferred in securitizations	—	1,203
Losses on sales of real estate owned	(4,415)	(617)
Gains on sales of trading securities	—	351
Elimination of gains from discontinued operations	—	(731)

(Losses) gains on sales of mortgage assets	$(6,302)	$33

Losses on sales of mortgage assets were $6.3 million for the three months ended March 31, 2007 compared to gains of $33 thousand for the same period of 2006. The change between 2007 and 2006 is due primarily to an increase in losses on sales of real estate owned and an increase in the reserve for losses-loans sold to third parties both of which are related to credit deterioration in the 2006 loan origination vintage. In addition we did not close a securitization treated as a sale in the first quarter of 2007 so we did not recognize gains on sales of mortgage loans transferred in securitizations during the period.

Activity in the reserve for repurchases is as follows for the three months ended March 31, (dollars in thousands):

	2007	2006
Balance, beginning of period	$24,773	$2,345
Provision for repurchased loans	3,088	1,101
Transfer to the allowance for the lower of cost or fair value on mortgage loans—held-for-sale	(18,523)	(1,532)
Charge-offs, net	(2,002)	(112)

Balance, end of period	$7,336	$1,802

The following table summarizes our sales of nonconforming loans to third parties for the three months ended March 31, 2007 and 2006. This table shows the impact of the provision for losses related to loan repurchases on our net loss recognized from loan sales in 2007 and 2006.

Table 6—Mortgage Loan Sales to Third Parties – Nonconforming

(dollars in thousands)

	Principal Amount	Net Loss Recognized	Weighted Average Price to Par of the Loans Sold
First Quarter 2007	$73,686	$(1,887)	101.82%

First Quarter 2006	$358,991	$(173)	101.16%

Gains (Losses) on Derivative Instruments.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, we transfer certain of these derivative instruments into our securitization trusts when they are structured as sales to provide interest rate protection to the third-party bondholders. Prior to the date when we transfer these derivatives, changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. Fair value, at the date of securitization, of the derivative instruments transferred into securitizations structured as sales is included as part of the cost basis of the mortgage loans securitized. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. Any cash flows from these derivatives projected to flow to our residual securities are included in the valuation. The gains (losses) on derivative instruments can be summarized for the three months ended March 31, 2007 and 2006 as follows:

Table 7—Gains (Losses) on Derivative Instruments

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
(Decrease) increase in fair value	$(3,963)	$6,062
Net settlement income	1,396	2,767
Losses on commitments to originate mortgage loans	(104)	(238)

(Losses) gains on derivative instruments	$(2,671)	$8,591

Impairment on Mortgage Securities—Available-for-Sale.

To the extent that the cost basis of mortgage securities—available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the three months ended March 31, 2007 and 2006 we recorded an impairment loss on our mortgage securities available-for-sale of $3.4 million and $2.0 million, respectively. The increase in impairments in 2007 was primarily driven by an increase in projected losses due to the credit quality of the loans underlying the securities declining. The following table summarizes the impairment on our mortgage securities—available-for-sale by mortgage security for the three months ended March 31, 2007 and 2006.

Table 8—Impairment on Mortgage Securities—Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Mortgage Securities—Available-for-Sale:
NMFT Series 2002-3	$120	$—
NMFT Series 2004-2 CT Bond	74	—
NMFT Series 2005-4	—	1,965
NMFT Series 2006-4	1,213	—
NMFT Series 2006-5	176	—
NMFT Series 2006-6	1,841	—

Impairment on mortgage securities—available-for-sale	$3,424	$1,965

Fee Income.

Our fee income declined to $6.0 million for the three months ended March 31, 2007 from $7.6 million for the same period of 2006. Fee income primarily consists of service fee income. Service fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. These fees are approximately 0.50% of the outstanding balance of the loans being serviced. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees and processing fees. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible. Servicing fees received from the securitization trusts were $16.3 million and $15.7 million for the three months ended March 31, 2007 and 2006, respectively.

The amortization of mortgage servicing rights is also included in fee income. Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. Generally, as the size of our servicing portfolio increases the amortization expense will increase. In addition the amortization of mortgage servicing rights is impacted by our assumptions regarding prepayment speeds for the loans being serviced for investors. During periods of increasing loan prepayments, the amortization on our mortgage servicing rights generally will increase. See Table 24 for a summary of our expected prepayment rate assumptions by securitization trust. Amortization of mortgage servicing rights increased to $9.3 million for the first three months of 2007 as compared with $8.4 million for the same period of 2006. In addition we recognized an impairment on mortgage servicing rights of $1.0 million for the first three months of 2007, which is included in fee income. The increase in amortization in 2007 as compared to 2006 as well as the impairment recognized in 2007 are the result of a decline in cash flows caused by higher credit losses on the underlying loans. We did not recognize any impairments for mortgage serving rights in the first quarter of 2006.

Origination fees are received from borrowers at the time of loan closing and deferred until the related loans are sold or securitized in transactions structured as sales. For securitizations structured as financings this fee income is deferred and amortized into interest income over the life of the loans using a level yield method.

Premiums for Mortgage Loan Insurance.

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and are included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $5.1 million and $2.3 million for the first three months of 2007 and 2006, respectively. The increase in premiums on mortgage loan insurance for the first three months of 2007 as compared to the same period of 2006 is due to the large increase of loans-held-in-portfolio on our condensed consolidated balance sheet.

Some of the mortgage loans that serve as collateral for our mortgage securities—available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities—available-for-sale consider this risk. For the NHES Series 2007-1 the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 44% of total principal. As of March 31, 2007, 55% of the total principal of our securitized loans, excluding NHES 2006-MTA1, had mortgage insurance coverage compared to 54% as of March 31, 2006. We have excluded our NHES 2006-MTA1 deal from our analysis of securitized loans with mortgage insurance due to low percentage of mortgage insurance purchased on those loans due to their higher credit quality.

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

General and Administrative Expenses.

The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services, loan expense, marketing expense and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Loan expense primarily consists of expenses relating to the underwriting of mortgage loans that do not fund successfully and servicing costs. Marketing expenses primarily consists of costs for purchased loan leads, advertising and business promotion. Other expense primarily includes miscellaneous banking fees and travel and entertainment expenses. General and administrative expenses increased to $64.4 million for the first three months of 2007 from $46.0 million for the same period of 2006. The increase is due in large part to increased expenses related to the acquisition of retail branches during the fourth quarter of 2006. Also contributing to the increase was a $4.7 million charge for debt issuance costs related to the issuance of asset-backed bonds in our CDO transaction. In accordance with SFAS 159, debt issuance costs are current period expenses and are not amortized over the life of the debt on a level-yield basis. Finally, we also incurred an additional $3.0 million of compensation and benefits expense in the first quarter of 2007 related to the reduction in force and in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

Other Operational Data

Loan Fundings.

The following table summarizes our loan production for the three months ended March 31, 2007 and 2006. We have separated MTA (option ARM) bulk loan purchased in the first quarter of 2006 from our normal originations and purchases because of the unique nature of these purchases. These purchases were executed solely for the purpose of adding qualified assets to the REIT.

Table 9—Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance)

					Weighted Average			Percent with Prepayment Penalty
	Number	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	FICO Score	Coupon
2007:
First quarter	8,708	$1,441,675	$165,558	100.3%	82%	621	8.75%	63%

2006:
First quarter	11,373	$1,834,825	$161,332	100.8%	81%	628	8.53%	62%
First quarter—MTA Bulk Purchases	2,415	991,407	410,520	103.4	74	713	6.89	68

Total first quarter	13,788	$2,826,232	$204,978	101.8%	79%	658	7.96%	64%

We originated and purchased $1.4 billion in nonconforming loans during the first three months of 2007 compared to $1.8 billion in 2006, excluding MTA bulk purchased loans. The 21% decrease in origination volume from the first quarter of 2006 was caused by the steps we have taken to tighten our underwriting guidelines to address the deteriorating credit environment. We continue to pursue opportunities to increase our market share while ensuring that the loans we originate generate good risk-adjusted returns.

Cost of Production.

The cost of production table below includes all costs paid and fees collected during the loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. Increased efficiencies in the nonconforming lending operation correlate to lower general and administrative costs and higher gains on sales of mortgage assets. Overhead costs increased from the first quarter of 2006 to the first quarter of 2007 primarily due to lower origination volumes. Premium paid to broker, net of fees collected decreased as a percentage of volume from 2006 to 2007 due primarily to higher retail origination volume as a percentage of total volume as well as lower premiums paid to brokers on our wholesale production. We do not pay broker premiums for retail loans as they are direct to consumer loans. Additionally, retail originations earn higher origination fees per loan.

Table 10—Cost of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2007:
First quarter	3.41%	(0.66)%	2.75%
2006:
First quarter	1.31%	1.32%	2.63%

The following table is a reconciliation of our lending division’s overhead costs included in our cost of production to general and administrative expenses of the mortgage lending segment as shown in Note 17 to the condensed consolidated financial statements, presented in accordance with GAAP. We believe this presentation of our cost of production provides useful information to investors regarding our financial performance because it more accurately reflects the direct costs of loan production and allows us to monitor the performance of our core operations, which is more difficult to do when looking at GAAP financial statements, and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 11—Reconciliation of Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands, except lending overhead as a percentage)

	For the Three Months Ended March 31,
	2007	2006
Mortgage lending general and administrative expenses(A)	$48,108	$32,053
Direct origination costs classified as a reduction in gain-on-sale	8,990	7,796
Exit or disposal costs not included in lending overhead expenses(B)	(1,906)	—
Other non-lending overhead expenses	(5,983)	(2,735)

Lending overhead costs	49,209	37,114
Premium paid to broker, net of fees collected	(9,615)	37,192

Total cost of loan production	$39,594	$74,306

Loan production, principal	$1,441,675	$2,826,232
Total cost of production, as a percentage of loan production(B)	2.75%	2.63%

(A)	Mortgage lending general and administrative expenses are presented in Note 17 to the condensed consolidated financial statements.
(B)	We have excluded the exit and disposal costs our lending division incurred from our first quarter 2007 analysis. Our cost of loan production for the first quarter of 2007 would have been 2.89% had we included these costs in this analysis.

Mortgage Loan Servicing

Servicing income, before amortization of mortgage servicing rights includes fee income and interest income, which is earned on custodial bank accounts. The costs of servicing include the general and administrative expenses incurred by our servicing operation as well as allocated corporate expenses.

Our servicing income per loan before tax per unit increased to $180 from $90 for the three months ended March 31, 2007 and 2006, respectively. These increases are due largely to higher interest income earned on funds held as custodian which is a result of higher average balances in the accounts. In addition we are earning higher rates of interest on these funds due to the increase in short-term interest rates during the periods presented.

Table 12—Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	For the Three Months Ended March 31,
	2007		2006
	Amount	Per Loan(B)	Amount	Per Loan(B)
Unpaid principal at period end(A)	$16,242,123		$15,129,446

Number of loans at period end(A)	104,967		100,900

Average unpaid principal during the period(A)	$16,514,919		$14,475,402

Average number of loans during the period(A)	106,599		99,450

Servicing income, before amortization of mortgage servicing rights	$24,720	$928	$20,229	$814
Costs of servicing	(9,595)	(360)	(9,601)	(386)

Net servicing income, before amortization of mortgage servicing rights	15,125	568	10,628	428
Amortization and impairments of mortgage servicing rights	(10,331)	(388)	(8,397)	(338)

	$4,794	$180	$2,231	$90

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

Income and Excise Taxes & REIT Status

NFI has elected to be treated as a REIT for federal income tax purposes. NFI is not required to pay any corporate level income taxes as long as we remain a REIT and distribute 100 percent of our taxable income in the form of dividend distributions to our shareholders.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the three months ended March 31, 2007 and 2006, we accrued excise tax (benefit) expense of approximately $(340,000) and $1.6 million, respectively. Excise tax (benefit) expense is recorded in the other component of general and administrative expenses on our condensed consolidated statements of income. As of March 31, 2007 and December 31, 2006, accrued excise tax (receivable) payable was approximately $(463,000) and $4.7 million, respectively. The excise tax receivable is reflected as a component of other assets on our condensed consolidated balance sheets. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets

We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective income tax bases. A deferred tax liability is recognized for all future taxable temporary differences, while a deferred tax asset is recognized for all future deductible temporary differences, operating loss carryforwards and tax credit carryforwards. In accordance with FAS 109, we record deferred tax assets and liabilities using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

As of March 31, 2007 and December 31, 2006, our net deferred tax asset (excluding valuation allowance and deferred taxes related to unrealized gains on available for sale securities) was $178.7 million and $49.7 million, respectively.

Deferred taxes are required to be determined for each tax-paying component of a consolidated entity. The REIT and the taxable REIT subsidiary have previously been viewed as two separate components for this purpose. Historically, we have recorded deferred taxes only at the TRS. Conversely, prior to March 31, 2007, we have not recorded deferred taxes at the REIT because of our intent to operate NFI as a REIT.

During the first quarter of 2007, we disclosed that management was evaluating whether it was in shareholders’ best interests to retain our status as a REIT. Based on these evaluations, management has concluded it is in the best interest of shareholders to revoke our REIT election. On May 3, 2007, our Board of Directors approved a resolution enabling management to take the necessary steps to revoke NFI’s REIT election effective January 1, 2008. Management intends to carry out this plan.

        The decision to revoke NFI’s REIT status was based on several significant factors. First, operating as a REIT restricts our ability to operate our business. The REIT source of income tests and diversification of assets tests not only limits our ability to hedge our interest rate risk, but also unduly restricts our ability to efficiently expand our portfolio management business. Second, since we are required to distribute most of our earnings in the form of dividends to shareholders to comply with REIT distribution requirements, our ability to retain capital to grow our business is significantly reduced. Third, our projections demonstrate that we will not generate taxable income at the REIT from 2007 through 2011. This is due primarily to the expected reversal of deductible temporary differences that have accumulated over the past several years. As we have disclosed in previous filings, we had experienced significantly higher taxable income compared to financial statement income in years prior to 2007. This was due primarily to timing differences between financial statement and income tax recognition of income and losses on our portfolio of interest-only mortgage securities. Without taxable income, we will not have a requirement to distribute dividends to shareholders.

As a result of the factors identified above, management believes it is in the best interest of the shareholders to release NFI from its REIT restrictions and operate as a C corporation.

With the Board of Director’s decision to authorize management to revoke NFI’s REIT election effective January 1, 2008, NFI scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during our final calendar year as a REIT and for amounts to be realized in subsequent taxable years. As previously stated, NFI will be taxable as a C corporation in the tax year the revocation of its REIT election is effective (2008) and for subsequent taxable years. Accordingly, NFI recorded deferred taxes as of March 31, 2007 based on estimated cumulative temporary differences at January 1, 2008 that are expected to reverse in a subsequent taxable year.

All differences between financial statement carrying amounts and tax bases (i.e. cumulative temporary differences or “CTD’s”) accumulated as of December 31, 2006 were based on actual financial statement balances and NFI’s best estimate of income tax balances, as NFI has yet to file its 2006 REIT income tax return. These CTD’s were then rolled forward through January 1, 2008 for what NFI estimates to be realized on NFI’s final REIT return for 2007. In rolling forward the projected CTD’s, NFI used estimates based on calendar year 2007 projections of financial statement income, securitization activity, interest income, bad debt expenses, and other estimates. Such estimates were derived from information best available as of March 31, 2007 as well as assumptions on information that is not yet available and are likely to change. It is reasonable to expect changes to our estimate of the deferred tax assets and liabilities in the remaining 2007 interim periods, as actual information becomes available. Such changes will affect our income tax expense and will increase the volatility of the effective tax rate during 2007.

Based on our estimate of temporary differences as of March 31, 2007, NFI will have approximately $253.2 million of net future deductible timing differences remaining at January 1, 2008. Accordingly NFI recorded a net deferred tax asset of $95.4 million (excluding the deferred tax liability on unrealized gains from available for sale securities of $11.2 million) using an effective tax rate of approximately 37.7%. The effective tax rate of 37.7% was calculated by including the REIT in consolidated/combined tax returns with the TRS beginning in 2008.

In determining the amount of deferred taxes to recognize in the financial statements, we evaluate the likelihood of realizing such benefits in future periods. FAS 109 requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. FAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

Under FAS 109, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of their deferred tax asset will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis, and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credits carryforwards expiring, and adverse industry trends.

Pursuant to FAS 109, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Accordingly, the more negative evidence that exists requires more positive evidence to counter, thus making it more difficult to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax asset. A cumulative loss in recent years is significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represents significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

It is our policy to examine and weigh all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. Additionally, we evaluate the realization of our recorded deferred tax assets on an interim and annual basis. We do not record a valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that our deferred tax asset will be realized.

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of our deferred tax assets will be realized, we will consider all alternative sources of taxable income identified in FAS 109 in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in FAS 109 include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

We recorded a valuation allowance for deferred tax assets as of March 31, 2007 and December 31, 2006 of $2.2 million and $0.7 million, respectively. The net change in the valuation allowance for the quarter ended March 31, 2007 was an increase of $1.5 million. The valuation allowance relates to various separate company state net operating losses for which we determined it was more likely than not that such state net operating losses would not be realized.

In determining the amount of valuation allowance to record as of March 31, 2007, if any, we evaluated all of our deferred tax assets and whether it was more likely than not such deferred tax assets would be realized. We concluded the weight given to the positive evidence supports a conclusion that it is more likely than not that $176.5 million of the net deferred tax asset (excluding the deferred tax liability on unrealized gains from available for sale securities of $12.3 million) of $178.7 million as of March 31, 2007 will be realized.

As a result of our decision to revoke NFI’s REIT election effective January 1, 2008, we evaluated the positive and negative evidence as of March 31, 2007 on a combined enterprise basis (i.e. the REIT and the TRS) to form our conclusion. On a combined enterprise basis, we have not generated a cumulative loss in recent years. In addition, we have never experienced the expiration of a net operating loss in a significant taxing jurisdiction. The fact we have not experienced a cumulative loss in recent years is significant objective evidence in evaluating the need for a valuation allowance.

In all future interim periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets. If management concludes at any point in the future that negative evidence outweighs positive evidence, we may need to record a valuation allowance on some or all of the entire deferred tax asset. Factors that may lead to a change from positive to negative evidence include, but are not limited to: cumulative losses in recent years, losses expected in future years, a brief carryforward period, and significant differences from projected financial statement income or loss.

As previously stated, it is expected that there will be little or no taxable income at the REIT for the year ended December 31, 2007. The primary reasons for this expectation are: 1) lower financial statement income, 2) lower derivative income, 3) less frequent and smaller securitizations during 2007, and 4) the timing of bad debt expenses on our securitizations.

During the past five years, we believe that a minority of our shareholders have been non-United States holders. Accordingly, we anticipate that NFI will qualify as a “domestically-controlled REIT” for United States federal income tax purposes for 2007. Investors who are non-United States holders should contact their tax advisor regarding the United States federal income tax consequences of dispositions of shares of a “domestically-controlled REIT.”

Financial Condition as of March 31, 2007 and December 31, 2006

Mortgage Loans—Held-for-Sale.

The following table summarizes the activity of our mortgage loans classified as held-for-sale for the three months ended March 31, 2007.

Table 13—Rollforward of Mortgage Loans—Held-for-Sale

(dollars in thousands)

Beginning principal balance	$1,631,891
Originations and purchases	1,513,517
Borrower repayments	(22,701)
Sales to third parties	(73,686)
Sales in securitizations	—
Transfers to real estate owned	(7,450)
Repurchase of mortgage loans from securitization trusts	—
Transfers of mortgage loans to held-in-portfolio	(1,888,776)

Ending principal balance	1,152,795
Loans under removal of accounts provision	102,193
Net deferred origination costs	1,689
Allowance for the lower of cost or fair value	(25,872)

Mortgage loans held-for-sale	$1,230,805

Our portfolio of mortgage loans held-for-sale decreased to $1.2 billion at March 31, 2007 from $1.7 billion at December 31, 2006. This decrease is a result of a lower volume of originations and purchases during the first three months of 2007 as well as the timing of our securitizations and loan sales.

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans classified as held-for-sale as of March 31, 2007 and December 31, 2006.

Table 14—Mortgage Loans—Held-for-Sale by FICO Score

(dollars in thousands)

	As of March 31, 2007			As of December 31, 2006
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value
FICO score not available	$973	9.26%	70.7%	$577	10.89%	63.0%
540 and below	91,642	9.68	76.0	134,147	9.68	79.7
540 to 579	192,172	9.30	79.6	248,559	9.21	81.4
580 to 619	234,653	9.00	83.3	336,457	8.90	84.6
620 to 659	269,188	8.69	83.0	392,316	8.60	84.7
660 and above	364,167	8.43	81.9	519,835	8.11	83.1

Total	$1,152,795	8.85%	81.6%	$1,631,891	8.69%	83.2%

The following table provides information on the collateral location for our loans classified as held-for-sale as of March 31, 2007 and December 31, 2006.

Table 15—Mortgage Loans—Held-for-Sale by Collateral Location

As of March 31, 2007		As of December 31, 2006
Collateral Location	Percent of Total	Collateral Location	Percent of Total
Florida	23%	Florida	19%
California	11	California	12
Michigan	4	Virginia	5
Maryland	4	Maryland	4
All other states (each less than 4% of total)	58	All other states (each less than 4% of total)	60

Total	100%	Total	100%

The following table provides information on the product type for our loans classified as held-for-sale as of March 31, 2007 and December 31, 2006.

Table 16—Mortgage Loans—Held-for-Sale by Product Type

(dollars in thousands)

Product Type	As of March 31, 2007	As of December 31, 2006
2-Year Fixed	$345,423	$621,108
30-Year Fixed	220,334	220,473
MTA (Option ARM)	187,808	177,032
2-Year Fixed 40/30	174,126	301,488
2-Year Fixed Interest-only	69,789	140,899
30/15-Year Fixed	36,180	68,225
Other Products	119,135	102,666

Total	$1,152,795	$1,631,891

The following table provides delinquency information for our loans classified as held-for-sale as of March 31, 2007 and December 31, 2006.

Table 17—Mortgage Loans—Held-for-Sale Delinquencies

(dollars in thousands)

	As of March 31, 2007		As of December 31, 2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$1,091,879	95%	$1,613,112	99%
30-59 days delinquent	8,867	1	5,777	—
60-89 days delinquent	4,196	—	1,351	—
90 + days delinquent	34,245	3	1,349	—
In process of foreclosure	13,608	1	10,302	1

Total principal	$1,152,795	100%	$1,631,891	100%

Mortgage Loans—Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the three months ended March 31, 2007 and the year ended December 31, 2006.

Table 18—Rollforward of Mortgage Loans—Held-in-Portfolio

(dollars in thousands)

March 31, 2007
Beginning principal balance	$2,101,768
Borrower repayments	(229,743)
Capitalization of interest	12,998
Transfers of mortgage loans from held-for-sale	1,888,776
Transfers to real estate owned	(19,588)

Ending principal balance	3,754,211
Net unamortized deferred organization costs	30,461
Carrying value adjustment	(8,076)

Amortized cost	3,776,596
Allowance for credit losses	(34,911)

Mortgage loans held-in-portfolio	$3,741,685

Our portfolio of mortgage loans held-in-portfolio increased to $3.7 billion at March 31, 2007 from $2.1 billion at December 31, 2006. During the first quarter of 2007 we transferred mortgage loans with a principal balance of $1.9 billion from the held-for-sale classification to the held-in-portfolio classification which were used as the underlying collateral for our NHEL 2007-1 securitization, which was structured as a financing and completed in the first quarter.

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans classified as held-in-portfolio as of March 31, 2007 and December 31, 2006.

Table 19—Mortgage Loans—Held-in-Portfolio by FICO Score

(dollars in thousands)

	As of March 31, 2007			As of December 31, 2006
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value
FICO score not available	$13,471	7.95%	73.7%	$14,605	7.85%	73.6%
540 and below	229,637	9.73	78.0	79,552	9.66	75.6
540 to 579	466,229	9.26	80.0	163,578	9.25	78.3
580 to 619	651,787	8.85	83.1	255,777	8.81	81.0
620 to 659	809,481	8.49	82.5	368,232	8.24	79.5
660 and above	1,583,606	8.27	79.6	1,220,024	8.09	77.4

Total	$3,754,211	8.63%	80.8%	$2,101,768	8.35%	78.2%

The following table provides information on the collateral location for our loans classified as held-in-portfolio as of March 31, 2007 and December 31, 2006.

Table 20—Mortgage Loans—Held-in-Portfolio by Collateral Location

As of March 31, 2007		As of December 31, 2006
Collateral Location	Percent of Total	Collateral Location	Percent of Total
California	27%	California	42%
Florida	19	Florida	19
All other states (each less than 5% of total)	54	All other states (each less than 5% of total)	39

Total	100%	Total	100%

The following table provides information on the product type for our loans classified as held-in-portfolio as of March 31, 2007 and December 31, 2006.

Table 21—Mortgage Loans—Held-in-Portfolio by Product Type

(dollars in thousands)

Product Type	As of March 31, 2007	As of December 31, 2006
2-Year Fixed	$1,314,620	$608,188
MTA (Option ARM)	943,512	1,042,415
30-Year Fixed	398,460	135,576
2-Year Fixed Interest-only	360,106	190,349
Other Products	737,513	125,240

Total	$3,754,211	$2,101,768

The following table provides delinquency information for our loans classified as held-in-portfolio as of March 31, 2007 and December 31, 2006.

Table 22—Mortgage Loans—Held-in-Portfolio Delinquencies

(dollars in thousands)

	As of March 31, 2007		As of December 31, 2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$3,623,313	97%	$2,013,541	96%
30-59 days delinquent	42,225	1	29,316	1
60-89 days delinquent	25,125	1	15,593	1
90 + days delinquent	10,962	—	5,080	—
In process of foreclosure	52,586	1	38,238	2

Total principal	$3,754,211	100%	$2,101,768	100%

Mortgage Securities Available-for-Sale.

The following tables summarize our mortgage securities—available for sale portfolio and the current assumptions and assumptions at the time of securitization as of March 31, 2007 and December 31, 2006.

Table 23—Valuation of Individual Mortgage Securities—Available-for-Sale and Assumptions

(dollars in thousands)

As of March 31, 2007

Securitization Trust	Cost (A)	Unrealized Gain (Loss)(A)	Estimated Fair Value of Mortgage Securities(A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses(B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses(B)
NMFT Series:
2002-3	$3,087	$—	$3,087	20%	32%	0.5%	20%	30%	1.0%
2003-1	8,933	314	9,247	20	30	1.3	20	28	3.3
2003-2	5,975	1,840	7,815	20	30	0.8	28	25	2.7
2003-3	5,251	87	5,338	20	28	0.8	20	22	3.6
2003-4	3,684	1,029	4,713	20	36	1.0	20	30	5.1
2004-1	3,836	1,639	5,475	20	50	1.4	20	33	5.9
2004-2	15,878	2,275	18,153	20	49	1.5	26	31	5.1
2004-2(D)	95	—	95	20	N/A	N/A	N/A	N/A	N/A
2004-3	25,046	6,032	31,078	20	48	1.6	19	34	4.5
2004-4	15,833	6,457	22,290	20	54	1.3	26	35	4.0
2005-1	18,330	2,218	20,548	15	62	1.6	15	37	3.6
2005-2	9,874	186	10,060	15	52	1.6	13	39	2.1
2005-3	11,450	3,464	14,914	15	48	1.5	15	41	2.0
2005-3(D)	3,421	1,218	4,639	15	N/A	N/A	N/A	N/A	N/A
2005-4	8,286	3,424	11,710	15	48	2.0	15	43	2.3
2005-4(D)	4,043	693	4,736	15	N/A	N/A	N/A	N/A	N/A
2006-2	8,785	562	9,347	15	47	3.4	15	44	2.4
2006-3	8,457	2,083	10,540	15	47	4.4	15	43	3.0
2006-4	12,879	—	12,879	15	47	3.9	15	43	2.9
2006-5	15,289	—	15,289	15	46	5.5	15	43	3.9
2006-6	19,143	—	19,143	15	43	4.7	15	41	3.7

Total	$207,575	$33,521	$241,096

As of December 31, 2006

Securitization Trust	Cost(A)	Unrealized Gain (Loss)(A)	Estimated Fair Value of Mortgage Securities(A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses(B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses(B)
NMFT Series:
2002-3	$3,384	$56	$3,440	20%	35%	0.4%	20%	30%	1.0%
2003-1	9,398	418	9,816	20	32	1.3	20	28	3.3
2003-2	5,458	2,450	7,908	20	31	0.8	28	25	2.7
2003-3	5,255	254	5,509	20	29	0.8	20	22	3.6
2003-4	3,509	1,513	5,022	20	38	1.0	20	30	5.1
2004-1	13,511	3,170	16,681	20	47	1.3	20	33	5.9
2004-1(D)	132	—	132	20	N/A	N/A	N/A	N/A	N/A
2004-2	14,321	4,492	18,813	20	47	1.3	26	31	5.1
2004-2(D)	1,322	60	1,382	20	N/A	N/A	N/A	N/A	N/A
2004-3	24,939	8,982	33,921	19	48	1.5	19	34	4.5
2004-4	16,237	8,684	24,921	20	56	1.3	26	35	4.0
2005-1	20,525	4,558	25,083	15	60	1.7	15	37	3.6
2005-2	13,831	67	13,898	13	54	1.5	13	39	2.1
2005-3	13,047	1,169	14,216	15	51	1.5	15	41	2.0
2005-3(C)	47,814	(1,131)	46,683	N/A	N/A	N/A	N/A	N/A	N/A
2005-3(D)	6,423	1,473	7,896	15	N/A	N/A	N/A	N/A	N/A
2005-4	11,087	1,194	12,281	15	49	2.0	15	43	2.3
2005-4(D)	5,278	1,143	6,421	15	N/A	N/A	N/A	N/A	N/A
2006-2	13,835	—	13,835	15	46	3.2	15	44	2.4
2006-3	13,746	—	13,746	15	45	4.3	15	43	3.0
2006-4	19,019	—	19,019	15	45	3.5	15	43	2.9
2006-5	22,181	—	22,181	15	44	4.8	15	43	3.9
2006-6	26,508	—	26,508	15	42	3.9	15	41	3.7

Total	$310,760	$38,552	$349,312

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date—represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Consists of the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represent derivative cash flow bonds (“CT Bonds”).

As of March 31, 2007 and December 31, 2006 the fair value of our mortgage securities – available-for-sale was $241.1 million and $349.3 million, respectively. The decline is mostly due to compressed margins, an increase in expected credit losses and normal paydowns.

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

Summary of Securitizations.

The following tables provide a summary of the loans collateralizing our securitizations structured as sales as well as the outstanding asset backed bonds which were outstanding at March 31, 2007 and December 31, 2006.

Table 24—Summary of Securitizations

(dollars in thousands)

As of March 31, 2007

		Loan Collateral					Asset Backed Bonds
Securitization Trust	Issue Date	Original Principal	Current Principal	Weighted Average Coupon	Percent of Loans With Prepayment Penalties	Prepayment Penalty Period for Loans w/ Penalty (Yrs.)	Remaining Principal	Weighted Average Interest Rate	Estimated Months to Call
NMFT Series:
2002-3	9/27/2002	$750,003	$67,566	8.70%	41%	0.16	$64,514	6.03%	5
2003-1	2/27/2003	1,300,141	158,112	7.96	39	0.25	147,044	6.11	8
2003-2	6/12/2003	1,499,998	197,198	7.75	42	0.42	188,324	6.03	10
2003-3	9/16/2003	1,499,374	261,147	7.46	42	0.56	253,389	5.97	20
2003-4	11/20/2003	1,499,732	235,976	8.10	38	0.55	229,516	6.24	13
2004-1	3/11/2004	1,750,000	265,354	9.00	25	0.45	257,450	6.28	9
2004-2	6/16/2004	1,399,999	243,439	8.68	35	0.52	220,440	6.38	11
2004-3	9/9/2004	2,199,995	430,881	9.14	53	0.57	389,528	6.44	13
2004-4	11/18/2004	2,500,000	517,057	9.05	42	0.24	490,198	6.30	12
2005-1	2/22/2005	2,100,000	634,646	9.23	34	0.25	611,804	5.93	16
2005-2	5/27/2005	1,799,992	865,440	7.70	48	0.32	859,462	5.80	27
2005-3	9/22/2005	2,499,983	1,446,365	7.45	72	0.49	1,382,292	5.70	33
2005-4	12/15/2005	1,599,999	1,002,137	7.88	72	0.67	949,408	5.68	35
2006-2	6/19/2006	1,021,102	800,731	8.76	69	0.96	782,475	5.52	39
2006-3	6/29/2006	1,100,000	923,436	8.97	68	1.06	898,686	5.52	41
2006-4	8/29/2006	1,025,359	890,410	9.24	62	1.03	861,699	5.50	42
2006-5	9/28/2006	1,300,000	1,182,383	9.36	62	1.11	1,150,533	5.52	45
2006-6	11/30/2006	1,250,000	1,203,721	9.05	63	1.24	1,170,596	5.52	50

Total		$28,095,677	$11,325,999	8.57%	58%	0.74	$10,907,358	5.75%

As of December 31, 2006

		Loan Collateral					Asset Backed Bonds
Securitization Trust	Issue Date	Original Principal	Current Principal	Weighted Average Coupon	Percent of Loans With Prepayment Penalties	Prepayment Penalty Period for Loans w/ Penalty (Yrs.)	Remaining Principal	Weighted Average Interest Rate	Estimated Months to Call
NMFT Series:
2002-3	9/27/2002	$750,003	$73,038	8.92%	39%	0.25	$69,709	6.05%	3
2003-1	2/27/2003	1,300,141	173,155	8.09	38	0.34	161,034	6.17	10
2003-2	6/12/2003	1,499,998	214,894	7.92	41	0.52	205,224	6.14	13
2003-3	9/16/2003	1,499,374	282,333	7.62	41	0.64	273,863	6.23	23
2003-4	11/20/2003	1,499,732	260,628	8.27	36	0.62	253,505	6.37	15
2004-1	3/11/2004	1,750,000	309,992	9.01	41	0.49	287,573	6.39	12
2004-2	6/16/2004	1,399,999	274,380	9.06	54	0.63	249,761	6.33	14
2004-3	9/9/2004	2,199,995	496,297	9.31	50	0.65	452,297	6.38	16
2004-4	11/18/2004	2,500,000	642,881	9.43	38	0.31	613,188	6.22	16
2005-1	2/22/2005	2,100,000	903,930	7.75	42	0.29	879,083	5.83	20
2005-2	5/27/2005	1,799,992	972,061	7.65	73	0.49	963,061	5.80	27
2005-3	9/22/2005	2,499,983	1,566,120	7.45	71	0.67	1,499,111	5.72	32
2005-4	12/15/2005	1,599,999	1,109,493	7.89	70	0.84	1,056,693	5.69	36
2006-2	6/19/2006	1,021,102	870,831	8.76	68	1.11	852,451	5.54	42
2006-3	6/29/2006	1,100,000	992,739	8.97	67	1.21	967,989	5.55	45
2006-4	8/29/2006	1,025,359	951,206	9.25	60	1.15	922,495	5.52	45
2006-5	9/28/2006	1,300,000	1,250,254	9.37	61	1.24	1,218,404	5.55	48
2006-6	11/30/2006	1,250,000	1,242,134	9.06	63	1.38	1,209,009	5.55	52

Total		$28,095,677	$12,586,366	8.52%	60%	0.84	$12,134,450	5.77%

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans collateralizing our securitizations structured as sales as of March 31, 2007 and December 31, 2006.

Table 25—Mortgage Loans Collateralizing Mortgage Securities by FICO Score

(dollars in thousands)

	As of March 31, 2007			As of December 31, 2006
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan-to- Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan-to- Value
FICO score not available	$7,688	9.89%	69.0%	$7,733	10.08%	69.4%
540 and below	802,591	9.99	77.3	922,909	9.85	77.1
540 to 579	1,735,860	9.38	79.8	1,942,624	9.28	79.6
580 to 619	2,476,421	8.83	82.6	2,728,305	8.79	82.5
620 to 659	2,631,418	8.32	82.7	2,923,022	8.27	82.6
660 and above	3,672,021	7.89	82.8	4,061,773	7.85	83.0

Total	$11,325,999	8.57%	81.9%	$12,586,366	8.52%	81.9%

The following table provides information on the collateral location for our loans collateralizing our securitizations structured as sales as of March 31, 2007 and December 31, 2006.

Table 26—Mortgage Loans Collateralizing Mortgage Securities by Collateral Location

As of March 31, 2007		As of December 31, 2006
Collateral Location	Percent of Total	Collateral Location	Percent of Total
Florida	20%	Florida	20%
California	15	California	15
Texas	5	Texas	5
All other states (each less than 5% of total)	60	All other states (each less than 5% of total)	60

Total	100%	Total	100%

The following table provides information on the product type for our loans collateralizing our securitizations structured as sales as of March 31, 2007 and December 31, 2006.

Table 27—Mortgage Loans Collateralizing Mortgage Securities by Product Type

(dollars in thousands)

Product Type	As of March 31, 2007	As of December 31, 2006
2-Year Fixed	$5,306,973	$6,078,256
30-Year Fixed	2,232,717	2,353,660
2-Year Fixed Interest-only	1,472,264	1,655,605
2-Year Fixed 40/30	848,158	899,385
30/15-Year Fixed	442,383	484,363
15-Year Fixed	331,419	356,506
3-Year Fixed	241,215	278,350
Other Products	450,870	480,241

Outstanding principal	$11,325,999	$12,586,366

The following table provides delinquency information for our loans collateralizing our securitizations structured as sales as of March 31, 2007 and December 31, 2006.

Table 28—Mortgage Loans Collateralizing Mortgage Securities Delinquencies and Real Estate Owned

(dollars in thousands)

	As of March 31, 2007		As of December 31, 2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$10,194,301	90%	$11,488,283	91%
30-59 days delinquent	196,153	1	288,209	2
60-89 days delinquent	121,203	1	148,986	1
90 + days delinquent	83,507	1	67,622	1
In process of foreclosure	430,072	4	347,285	3
Real estate owned	300,763	3	245,981	2

Total principal and real estate owned	$11,325,999	100%	$12,586,366	100%

Mortgage Securities—Trading.

The following tables provide a summary of our portfolio of trading securities at March 31, 2007 and December 31, 2006:

Table 29—Mortgage Securities—Trading

(dollars in thousands)

As of March 31, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,202	$2,007	1	6.30%
A	23,263	22,609	21,651	6	4.65
A-	20,432	18,578	17,021	5	6.67
BBB+	58,657	56,058	51,610	16	7.79
BBB	124,795	115,658	100,694	30	10.67
BBB-	165,890	149,419	129,006	35	12.92
BB+	31,733	26,011	22,094	12	16.28
BB	13,500	10,265	8,273	5	19.33

Total	$440,469	$400,800	$352,356	110	11.04%

As of December 31, 2006

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,202	$2,195	1	6.40%
A	15,692	15,444	15,466	3	6.96
A-	13,432	12,338	12,227	4	10.52
BBB+	53,657	51,442	51,367	14	8.56
BBB	99,795	93,035	92,750	24	9.71
BBB-	135,890	121,971	120,003	28	11.94
BB+	31,733	25,584	25,181	8	16.25
BB	13,500	10,029	10,172	3	19.50

Total	$365,898	$332,045	$329,361	85	11.03%

As of March 31, 2007 and December 31, 2006, mortgage securities—trading consisted of subordinated securities which were retained from our securitization transactions as well as subordinated securities purchased from other issuers. The aggregate fair market value of these securities as of March 31, 2007 and December 31, 2006 was $352.4 million and $329.4 million, respectively. Management estimates their fair value based on quoted market prices. The market value of our mortgage securities—trading fluctuates inversely with bond spreads in the market. Generally, as bond spreads widen (i.e. investors demand more return), the value of our mortgage securities—trading will decline, alternatively, as they tighten, the market value of our mortgage securities—trading will increase. We recognized net trading (losses) gains of $(50.1) million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. As bond spreads have continued to widen into 2007, we could experience additional mark-to-market losses on our mortgage securities—trading if this trend does not reverse.

Mortgage Servicing Rights.

We retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service those loans. As of March 31, 2007, we had $52.5 million in capitalized mortgage servicing rights compared with $62.8 million as of December 31, 2006. This decrease was due to the amortization of mortgage servicing rights of $9.3 million during the quarter ended March 31, 2007 along with an impairment on our mortgage servicing rights of $1.0 million recorded as a reduction to earnings.

Accrued Interest Receivable.

Accrued interest receivable increased to $63.1 million at March 31, 2007 from $37.7 million at December 31, 2006. This increase is directly related to the significant increase in our loan balances at March 31, 2007 from December 31, 2006 as a result of structuring our NHEL 2007-1 securitization as a financing rather than a sale.

Real Estate Owned.

Real estate owned increased to $34.4 million at March 31, 2007 from $21.5 million at December 31, 2006. This increase is directly related to credit deterioration in our NHEL 2006-1 securitization, delinquent loans repurchased from third parties, and delinquent loans called out of our off-balance sheet securitizations in 2006 through the exercise of the clean-up call The stated amount of real estate owned on our consolidated balance sheet is net of expected future losses on the sale of the property.

Derivative Instruments, net.

Derivative instruments, net decreased to $14.2 million at March 31, 2007 from $16.8 million at December 31, 2006. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Short-term Borrowings.

Mortgage loan originations and purchases are funded with various financing facilities prior to securitization or sales to third parties. Repurchase agreements are used as interim, short-term financing before loans are sold or transferred in our securitization transactions. In addition we finance certain of our mortgage securities by using repurchase agreements. As of March 31, 2007 we had $1.4 billion in short-term borrowings compared to $2.2 billion at December 31, 2006. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. See Table 32 for further discussion of our financing availability and liquidity.

Asset-backed bonds.

We have issued asset-backed bonds secured by mortgage loans and mortgage securities as a means for long-term financing. As of March 31, 2007 we had $3.9 billion in asset-backed bonds compared to $2.1 billion at December 31, 2006. We executed one loan securitization which was treated as a financing during the first quarter of 2007 which increased our asset-backed bonds by $1.9 billion. This increase was partially offset by bond payments during the quarter.

Shareholders’ Equity.

The increase in our shareholders’ equity as of March 31, 2007 compared to December 31, 2006 is a result of the following increases and decreases.

Shareholders’ equity increased by:

•	$46.0 million due to net income recognized for the three months ended March 31, 2007;

•	$5.4 million due to cumulative effect adjustment from adoption of SFAS 157;

•	$3.2 million due to the issuance of common stock;

•	$3.4 million due to impairment on mortgage securities – available for sale reclassified to earnings; and

•	$0.2 million due to issuance of stock under incentive stock plans.

Shareholders’ equity decreased by:

•	$0.1 million due to changes in unrealized losses and other adjustments on derivative instruments used in cash flow hedges reclassified to earnings;

•	$8.9 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale;

•	$1.7 million due to dividends accrued or paid on preferred stock;

•	$1.1 million due to cumulative effect adjustment from the adoption of FIN 48.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of March 31, 2007, with the exception of short-term borrowing arrangements.

Table 30—Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term debt(A)	$4,377,531	$1,952,853	$1,589,262	$646,245	$189,171
Junior subordinated debentures(B)	299,459	7,523	15,045	15,045	261,846
Operating leases(C)	42,671	11,699	22,049	8,144	779
Premiums due to counterparties related to interest rate cap agreements	6,803	3,064	3,532	207	—

Total	$4,726,464	$1,975,139	$1,629,888	$669,641	$451,796

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at March 31, 2007 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at March 31, 2007 for each respective obligation.
(C)	Does not include rental income of $5.9 million to be received under sublease contracts.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of March 31, 2007 and 2006 were $2.8 million and $3.3 million, respectively.

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

Overview of Significant Factors Affecting Liquidity in the First Quarter of 2007

We had $63.4 million in cash and cash equivalents at March 31, 2007, which was a decrease of $87.2 million from December 31, 2006. The following factors contributed to our change in liquidity position:

During the first quarter of 2007, bond spreads widened on mortgage-backed securities to uncommon levels as a result of investor concerns over credit quality in the subprime mortgage market. This widening caused a significant decline in the value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, during the first quarter of 2007 we were subject to cash margin calls of approximately $72.4 million and $23.8 million on our mortgage securities and mortgage loans held-for-sale, respectively. In April 2007 we incurred margin calls of approximately $9.2 million on our mortgage loans held-for-sale. We could continue to be subject to additional margin calls if the value of our mortgage assets declines.

As the values of mortgage loans decreased in the first quarter of 2007, not only were we subject to cash margin calls but the capital required to invest in new originations increased at the time of funding. We have invested approximately $61.4 million of capital in our mortgage loans held-for-sale on our balance sheet as of March 31, 2007 which consists of the difference between the current principal on the loans and the lending value assigned to the loans by our lenders.

We also had significant cash outlays to repurchase loans sold to third parties. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. The cash we must have on hand to repurchase these loans is much higher than the principal amount of the loan as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Typically, repurchased loans will subsequently be financed on our warehouse repurchase agreements if eligible and then liquidated or sold. We paid $82.0 million in cash during the first quarter of 2007 to repurchase loans sold to third parties in the first quarter of 2007. Significant capital is tied up in these assets as the amount we can borrow against these assets is very low and some may not be eligible for financing.

We closed a CDO structured as a financing transaction. The collateral for this securitization consisted of subordinated securities which we retained from our loan securitizations as well as subordinated securities purchased from other issuers. We received net proceeds from the issuance of the asset-backed bonds and from the proceeds of our financing of the BBB bond aggregating $64.3 million.

We closed a loan securitization structured as a financing transaction during the first quarter of 2007. We retained approximately $46.5 million of bonds from this securitization due to the significant bond spread widening which occurred in the market and made retaining these bonds more attractive than selling them. The net cash outflow from this transaction was $2.2 million. Generally, our securitizations are a net positive cashflow event due to the financing we receive on the residual security we retain. But, due to the significant amount of subordinated bonds we retained, this transaction was a net cash outflow event.

As of March 31, 2007, we failed to satisfy the profitability covenant under one of our warehouse financing facilities. Our GAAP net income, determined on a pre-tax basis, was not greater than $1 for the six months ended March 31, 2007 and we have been unable to obtain a modification or waiver of this requirement. Therefore, the $1 billion of borrowing capacity under this facility is not available to us so long as we remain out of compliance. Further, we only had $120,000 of borrowings outstanding under this facility as of March 31, 2007 and, thus, the breach did not permit lenders under our other warehouse repurchase facilities to accelerate all amounts then outstanding under those facilities. The borrowing on this line was paid in full on April 2, 2007. While management believes we are in compliance with all other applicable covenants as of March 31, 2007, any future breach or non-compliance could have a material adverse effect on our financial condition. On May 1, 2007, the lender under this facility delivered a notice of default to us demanding payment of $2.9 million representing fees owed under the agreement and notifying us that it was applying $2.9 million in cash that it held as collateral towards this amount.

As a result of the significant decline in our liquidity position, in April 2007, we executed the Securities Facility and the Servicing Rights Facility with Wachovia. The Securities Facility provides for the financing of certain of our existing residual securities while the Servicing Rights Facility provides for the financing of certain of our mortgage servicing rights.

The maximum amount that may be outstanding at any time under the Securities Facility and the Servicing Rights Facility is $40 million and $70 million, respectively, which amounts will be reduced if and to the extent necessary so that the aggregate amount outstanding from time to time under both the Securities Facility and Servicing Rights Facility does not exceed $100 million. The advance rate under each facility is up to 60% of the market value of the assets securing the facility, as determined from time to time by Wachovia. The interest rate under the Securities Facility is LIBOR plus 3.5% and the interest rate under the Servicing Rights Facility is LIBOR plus 3.75%. Loan proceeds from the additional financing facility will be used for general corporate purposes. The financing has a term of 364 days, subject to automatic renewal for another 364 days unless Wachovia gives at least 120 days notice of its intention to terminate the facility on the maturity date. We are required to notify Wachovia of any margin calls under any repurchase facilities we have with any third parties in excess of $5 million in the aggregate, in which event Wachovia will have the option to increase the aggregate amount available under other financing facilities between us and Wachovia and cause us to place the assets subject to the margin call on such facilities. Upon a change of control, Wachovia has the right to terminate the facilities and require the payment of a termination fee.

Mortgage servicing rights eligible for financing under the Servicing Rights Facility include rights of NMI under existing servicing agreements relating to certain of our securitizations and, subject to certain approvals of the related securitization trustees, other existing mortgage servicing rights of NMI. Servicing rights arising in connection with future securitizations may also be financed under the Servicing Rights Facility if mutually agreed by the parties. In each case, the related servicing agreement must be acceptable to Wachovia.

Under the Servicing Rights Facility, NovaStar Mortgage, Inc. will remain the servicer of the pledged servicing rights, provided Wachovia will have the right to replace NovaStar Mortgage, Inc. as the servicer if (1) our tangible net worth falls below a certain amount, (2) NovaStar Mortgage, Inc.’s servicing rating is downgraded below a certain level by Moody’s, S&P or Fitch or (3) an event of default under either facility occurs.

On April 30, 2007, we entered into a commitment letter setting forth the terms of a commitment for a $1.9 billion comprehensive financing facility arranged by Wachovia Capital. The facility would expand and replace the whole-loan and securities repurchase agreements currently existing between Wachovia and ourselves, other than the Servicing Rights Facility and the Residual Securities Facility. The intent of the comprehensive facility is to put in place a financing facility that will enable us to primarily use Wachovia for our short-term borrowing needs. Based on this intent, our credit limit could decrease from $3.4 billion to $2.0 billion during the second quarter of 2007. The $2.0 billion could be increased in the event we need additional borrowing capacity but only upon Wachovia’s approval of such an increase. Upon the close of the comprehensive facility, we anticipate that we will transfer all borrowings with our other lenders to Wachovia. As previously discussed, the Whole Loan Master Repurchase Agreement closed on May 9, 2007.

The proposed facility is expected to consist of the following separate agreements (collectively, the “Agreements”): (1) a Whole Loan Master Repurchase Agreement; (2) a Securities Master Repurchase Agreement (Investment Grade); (3) a Securities Master Repurchase Agreement (Non Investment Grade); (4) a Servicing Advance Master Repurchase Agreement; and (5) a Whole Loan Master Repurchase Agreement (New York). The aggregate purchase price under each individual Agreement will reduce availability under the other Agreements such that the maximum aggregate purchase price under all Agreements at any point in time will not exceed $1.9 billion. Financing capacity under the proposed facility will be in addition to the aggregate $100 million financing capacity under the Servicing Rights Facility and the Residual Securities Facility.

The Agreements will be cross-collateralized with each other and all other repurchase and similar financing facilities between ourselves and Wachovia, including the Servicing Rights Facility and the Residual Securities Facility. We will be required to pay Wachovia a structuring fee in connection with the facility and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by us or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

On May 9, 2007, the Company closed the Whole Loan Master Repurchase Agreement. The Whole Loan Master Repurchase Agreement provides financing to certain of our subsidiaries for the origination, purchase, and holding of certain eligible mortgage loans and residential real estate owned (“REO Properties”). The facility has a term of 364 days. Specific assets may be financed under this Agreement for 180 days, subject to extension up to 270 days for certain amounts and up to 364 days for certain aged or sub-performing loans and REO Properties. We guarantee all obligations under the Agreement and are secured by the mortgage loans financed under the Agreement and by a pledge of the stock of one or more of our special purpose subsidiaries financed under the Agreement.

The amount available under this Agreement is limited only by the $1.9 billion maximum aggregate purchase price and amounts advanced under the other Agreements, but various categories of mortgage loans and REO Properties are subject to sublimits based upon certain characteristics of the assets. The specific advance rate applicable to a particular asset depends on, among other matters, the type, age and performance of such asset and, in some cases, our level of liquidity. For recently originated mortgage loans under which there has been no delinquency in any of the first three monthly payments following origination, the advance rate under this Agreement generally is between 95% and 98% of the market value of such loan and such advances bear interest at one-month LIBOR plus 0.65%. For other mortgage loans and REO Properties, the advance rate generally ranges from 65% to 95% of market value, but may be lower pending Wachovia’s review of a particular asset, and such advances bear interest at a rate ranging from one-month LIBOR plus 0.65% to one-month LIBOR plus 2%. In addition, advance rates for mortgage loans and REO Properties are subject to additional but similar limitations based upon the outstanding principal balance of the mortgage loan or the appraised value of the REO Property and, in some cases, additional but similar limitations based upon our valuation of the asset.

The market value of the assets are determined by Wachovia in its sole discretion. If, in Wachovia’s opinion, the market value of assets that are then financed under the Agreement decreases for any reason, we are required to repay the margin or difference in market value, or provide additional collateral.

The Securities Master Repurchase Agreement (Investment Grade) will provide financing for certain eligible investment grade mortgage securities, will have a sublimit of $400 million, and will have a term of 364 days. We will guarantee all obligations under the and will be secured by the mortgage securities financed under the Agreement and by a pledge of the stock of certain of our subsidiaries.

The advance rate under this Agreement will be between 70% and 97% of the market value of the mortgage securities securing the advance, depending upon the rating assigned to the applicable mortgage security. The interest rate applicable to such advances will be equal to the commercial paper rate paid by an affiliate of Wachovia to fund the advances plus an amount ranging from 0% to 0.65%, depending on the rating assigned to the mortgage securities securing the advance.

The market value of the mortgage securities will be determined by Wachovia in its sole discretion. If, in Wachovia’s opinion, the market value of mortgage securities that are then financed under the Agreement decreases for any reason, we will be required to repay the margin or difference in market value, or provide additional collateral.

The Securities Master Repurchase Agreement (Non-Investment Grade) will provide financing for certain eligible non-investment grade mortgage securities, will have a sublimit of $400 million, and will have a term of 364 days. We will guarantee all obligations under the Agreement and will be secured by the mortgage securities financed under the Agreement and by a pledge of the stock of certain of our subsidiaries.

The advance rate under this Agreement will be 65% of the market value of the mortgage securities securing the advance. The interest rate applicable to such advances will range from one-month LIBOR plus 1% to one-month LIBOR plus 2.5%, depending on the type of mortgage securities securing the advance.

The market value of the mortgage securities will be determined by Wachovia in its sole discretion. If, in Wachovia’s opinion, the market value of mortgage securities that are then financed under the Agreement decreases for any reason, we will be required to repay the margin or difference in market value, or provide additional collateral.

The Servicing Advance Master Repurchase Agreement will provide financing for certain of our eligible receivables in respect of servicing advances we made under servicing agreements that permit the pledge of such receivables and are otherwise acceptable to Wachovia in its sole discretion. The Agreement will have a sublimit of $75 million and will have a term of 364 days. The advance rate under this agreement will be between 85% and 90% of the amount of the applicable receivable, depending on the nature of the advance giving rise to the receivable. Such advances will bear interest at one-month LIBOR plus 1.25%.

The Whole Loan Master Repurchase Agreement (New York) will provide for borrowing capacity of $1 million as required for certain regulatory purposes and will be substantially similar to the existing $1 million master repurchase agreement between ourselves and Wachovia, but congruent with the terms and conditions of the other Agreements described above.

On May 4, 2007, we entered into short-term extensions of the existing one-year warehouse repurchase agreements with Wachovia, extending the termination date of the agreements to May 11, 2007.

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the three months ended March 31, 2007 and 2006.

Table 31—Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Three Months Ended March 31,		(Decrease)/ Increase
	2007	2006
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(1,522,697)	$(2,171,749)	$(649,052)
Cash flows provided by investing activities	319,114	98,853	220,261
Cash flows provided by financing activities	1,116,426	1,908,698	(792,272)

Operating Activities. Net cash used in operating activities decreased to $(1.5) billion for the three months ended March 31, 2007 from $(2.2) billion for the three months ended March 31, 2006. This decrease is due primarily to a decrease in our cash used for originations and purchases of mortgage loans held-for-sale during the first quarter of 2007 compared to the first quarter of 2006.

Investing Activities. Net cash provided by investing activities increased to $319.1 million for the three months ended March 31, 2007 from $98.9 million for the same period of 2006. This increase is due primarily to higher repayments of our mortgage loans held-in-portfolio during the first quarter of 2007 compared to the first quarter of 2006 which was driven by the on-balance sheet securitizations we executed in 2006 and 2007. This increase is offset somewhat by a decrease in paydowns on our mortgage securities—available-for-sale during the first three months of 2007 as compared to the same period of 2006.

Financing Activities. Net cash provided by financing activities decreased to $1.1 billion for the three months ended March 31, 2007 from $1.9 billion for the three months ended March 31, 2006. This decrease is due primarily to a net decrease in short-term borrowings of $0.8 billion during the first quarter of 2007 compared to a net increase in short-term borrowings of $2.0 billion for the same period of 2006. This change was the result of lower originations in the first quarter of 2007 as well as the fact that we did not execute a securitization until the second quarter of 2006. Offsetting this change was the issuance of $2.1 billion of asset-backed bonds during the first quarter of 2007 from a CDO and loan securitization both structured as financing transactions for accounting purposes.

Primary Uses of Cash

Investments in New Mortgage Securities. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. We require capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans.

Our investments in new mortgage securities should generally increase or decrease in conjunction with our mortgage loan production. In 2005, because we began retaining certain subordinated primary bonds, the amount of capital needed for our securitizations increased. We will continue to retain certain subordinated primary bonds when we feel they provide attractive risk-adjusted returns. For the three months ended March 31, 2006 we retained residual securities with a cost basis of $289.5 million from our securitization transactions. In addition in 2006 we began purchasing subordinated bonds from other issuers, which also requires capital. We purchased subordinated securities with a cost basis of $18.9 million from other issuers during the first quarter of 2006. In the first quarter of 2007, we purchased subordinated securities with a cost basis of $17.7 million from other issuers, but these trades did not settle until the beginning of the second quarter of 2007, thus did not affect our cash position in the first quarter of 2007.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. For the three months ended March 31, 2007 and 2006 we used $1.5 billion and $2.9 billion in cash for the origination and purchase of mortgage loans held-for-sale, respectively. As the values of mortgage loans decreased in the first quarter of 2007, not only were we subject to cash margin calls but the capital required to invest in new originations increased at the time of funding. We have invested approximately $61.4 million of capital in our mortgage loans held-for-sale on our balance sheet as of March 31, 2007 which consists of the difference between the current principal on the loans and the lending value assigned to the loans by our lenders.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds increased to $229.0 million for the three months ended March 31, 2007 from $49.6 million for the same period of 2006 due to an increase in our mortgage loans – held-in-portfolio as a result of on-balance sheet securitizations completed in 2006 and 2007. Long-term borrowing repayments will fluctuate with the timing of new issuances of long-term debt and their respective maturities. See “Primary Sources of Cash—Net Proceeds From Issuances of Long-Term Debt.”

Common and Preferred Stock Dividend Payments. In May 2007, the Board of Directors approved a formal plan to revoke our REIT status effective January 1, 2008. Because we will remain a REIT through December 31, 2007, we must distribute at least 90% of our REIT taxable income for 2006 and 2007 to our shareholders in the form of dividend payments to maintain our qualification as a REIT through December 31, 2007. Historically, we have generally declared cash dividends equal to 100% of our REIT taxable income but our ability to pay dividends is now restricted by covenants in our new financing facilities. The amount, timing and form of future dividends will be determined by our Board of Directors based on REIT tax requirements and the limitations imposed by our warehouse repurchase agreements as well as our financial condition and business trends at the time of declaration. Our estimate of undistributed taxable income for 2006 is approximately $160 million. For 2007, we expect to have little or no taxable income primarily due to the reversal of temporary taxable differences related to our residual securities. Because REIT tax laws permit the payment of dividends in the form of securities, there can be no assurance that any future dividend payments will be made in cash.

We did not declare any common stock dividends for the three months ended March 31, 2007. We declared common stock dividends per share of $1.40 for the three months ended March 31, 2006. Preferred stock dividends declared per share were $0.56 for the three months ended March 31, 2007 and 2006.

Loan Sale and Securitization Repurchases. In the ordinary course of business, we sell whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the first three months of 2007, we sold $73.7 million of loans with recourse for borrower defaults compared to $359 million in 2006. We maintained a $7.3 million recourse reserve related to these guarantees as of March 31, 2007 compared with a reserve of $1.8 million as of March 31, 2006. We paid $82.0 million in cash to repurchase loans sold to third parties during the first three months of 2007 compared to $5.6 million during the same period of 2006. The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Repurchased loans will subsequently be financed on our warehouse repurchase agreements if eligible and then liquidated or sold. The recourse reserve as of March 31, 2007 declined by $17.5 million from December 31, 2006 due to the fact that we sold only $73.7 million of loans to third parties in the first quarter of 2007 and we had repurchased the majority of loans reserved for at December 31, 2007. See discussion of haircuts on these loans below in “Primary Sources of Cash—Change in Short-Term Borrowings, net (Warehouse Lending Arrangements).”

We also sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of December 31, 2006 and March 31, 2007, we had loans sold with recourse with an outstanding principal balance of $12.6 billion and $11.3 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. As a result, and because we have received no significant requests to repurchase loans from our securitization trusts as of March 31, 2007, we have not recorded any reserves related to these guarantees.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). Mortgage lending requires significant cash to fund loan originations and purchases. As of March 31, 2007, our current warehouse lending arrangements, which include repurchase agreements generally having one-year terms, support our mortgage lending operation. As of March 31, 2007, our current warehouse repurchase agreements have various collateral advance rates depending on the collateral type or delinquency status. Generally, for performing mortgage loans our lending agreements provide for advances at the lesser of 98% of market value or 100% of par. Funding for the difference, or “haircut”, must come from cash on hand. Advance rates on nonperforming assets are generally tiered down depending on the delinquency severity and can range as low as 70% of the lesser of market value or principal balance. For our mortgage securities financings, our lending agreements have advance rates ranging from 40% to 90% of the market value, depending on the type, age and rating of the security. Most of our subordinated securities have an advance rate of 80% while our residual securities generally have an advance rate ranging from 40% to 75% and our servicing rights have an advance rate of 60%. See “Overview of Significant Factors Affecting Liquidity in the First Quarter of 2007” for a discussion of the terms and conditions of our repurchase agreements executed since March 31, 2007. Our short-term borrowings decreased by $754.3 million for the three months ended March 31, 2007 compared to an increasing by $2.0 billion for the same period of 2006 due to a decrease in the volume of loan originations during the first quarter of 2007 and the timing of securitizations executed between periods. At March 31, 2007 we had no additional collateral to pledge under these agreements to provide us with additional borrowing capacity. We, however, had not utilized all borrowing capacity upon the pledge of additional collateral.

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

During the first quarter of 2007, bond spreads widened on mortgage-backed securities to uncommon levels as a result of investor concerns over credit quality in the subprime mortgage market. This widening caused a significant decline in the value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, we were subject to cash margin calls of approximately $86.6 million and $28.1 million on our mortgage securities and mortgage loans held-for-sale, respectively. We could continue to be subject to additional margin calls if the value of our mortgage assets declines.

All of our warehouse repurchase credit facilities include numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. Events of default under these facilities include material breaches of representations or warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools, certain downgrades in our servicer ratings and failure to maintain profitability over consecutive quarters. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we breach any covenant or an event of default otherwise occurs under any warehouse repurchase credit facility under which borrowings are outstanding, the lenders under all existing warehouse repurchase credit facilities could demand immediate repayment of all outstanding amounts because all of our warehouse repurchase credit facilities contain cross-default provisions. As discussed previously, as of March 31, 2007, we failed to satisfy the profitability covenant under one of our warehouse financing facilities which requires our GAAP net income, determined on a pre-tax basis, to be greater than $1 for the six months ended March 31, 2007. We have been unable to obtain a modification or waiver of this requirement; therefore, the borrowing capacity under this facility is not available to us so long as we remain out of compliance. We currently have no borrowings outstanding under this facility. On May 1, 2007, the lender under this facility delivered a notice of default to us demanding payment of $2.9 million representing fees owed under the agreement and notifying us that it was applying $2.9 million in cash that it held as collateral towards this amount. While management believes we are in compliance with all other applicable material covenants as of April 30, 2007, any future breach or non-compliance could have a material adverse effect on our financial condition.

In March 2007, we amended one of our lending agreements to provide for an additional $40 million of borrowing capacity for non-performing assets such as early payment defaults, first payment defaults, loans delinquent greater than 90 days, and real estate owned to help accommodate our financing needs in the current mortgage environment of rising delinquencies and loan repurchase requests. We currently have $130 million of capacity for these assets. Advance rates on these assets are in a range of 70% to 95% of market value. This additional capacity can also be used to help finance the delinquent loans which come back on our balance sheet when we call an off-balance sheet securitization.

As shown in the table below, we had $63.4 million in immediately available funds as of March 31, 2007 to support our mortgage lending and mortgage portfolio operations. We have borrowed approximately $1.4 billion of the $3.4 billion in mortgage securities, mortgage loans and servicing advance financing facilities, leaving approximately $2.0 billion available upon the pledge of eligible mortgage loans, securities or other collateral to support the mortgage lending and mortgage portfolio operations. As previously discussed under “Overview of Significant Factors Affecting Liquidity in the First Quarter of 2007”, we are not in compliance with the covenant requirements of one of our warehouse lending facilities as of March 31, 2007. The borrowing capacity under this facility is $1 billion and we have excluded it from our total credit limit as of March 31, 2007.

Table 32—Short-term Financing Resources

(dollars in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$63,365
Mortgage securities, mortgage loans and servicing advance repurchase facilities	$3,400,000	$1,397,870	$1,397,870	—

Total	$3,400,000	$1,397,870	$1,397,870	$63,365

As a result of the significant decline in our liquidity position during the first quarter of 2007, in April 2007, we executed the Securities Facility and the Servicing Rights Facility with Wachovia, providing for the financing of certain of our existing residual securities and mortgage servicing rights. The maximum amount that may be outstanding at any time under the Securities Facility and the Servicing Rights Facility is $40 million and $70 million, respectively, which amount will be reduced if and to the extent necessary so that the aggregate amount outstanding from time to time under both the Securities and Servicing Rights Facilities does not exceed $100 million. We borrowed approximately $10.9 million under the Securities Facility in April 2007 and have additional availability of approximately $71.7 million under both facilities as of April 30, 2007.

On April 30, 2007, we entered into a commitment letter setting forth the terms of a commitment for a $1.9 billion comprehensive financing facility arranged by Wachovia Capital. The facility would expand and replace the whole-loan and securities repurchase agreements currently existing between Wachovia and ourselves, other than the Servicing Rights Facility and the Securities Facility. The intent of the comprehensive facility is to put in place a financing facility that will enable us to primarily use Wachovia for our short-term borrowing needs. Upon the close of this facility, we anticipate that we will transfer all borrowings with our other lenders to Wachovia.

See further discussion of these facilities with Wachovia under “Overview of Significant Factors Affecting Liquidity in the First Quarter of 2007.”

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities are the proceeds we receive from our mortgage securities—available-for-sale portfolio. For the three months ended March 31, 2007 we received $83.0 million in proceeds from repayments on mortgage securities—available-for-sale as compared to $103.0 million for the same period of 2006. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

•

The coupons on the underlying collateral of our mortgage securities have increased modestly while the interest rates paid on the bonds issued by the securitization trusts have dramatically risen over the last couple of years.

•

The higher credit losses due to the substantial decline in housing price appreciation of the underlying collateral during 2006 and into 2007 has decreased cash available to distribute with respect to our residual securities.

•	We have lower average balances of our mortgage securities—available-for-sale portfolio as our paydowns have increased faster than our addition of new bonds from our securitization transactions.

Proceeds from Repayments of Mortgage Loans. For the three months ended March 31, 2007 we received $252.4 million in proceeds from the repayments of our portfolio of mortgage loans held-for-sale and mortgage loans held-in-portfolio compared to $30.9 million for the same period of 2006. The significant increase in repayments is due to a larger portfolio of mortgage loans held-in-portfolio in the first quarter of 2007 as compared to the first quarter of 2006.

Net Proceeds from Securitizations of Mortgage Loans. We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations structured as sales are sold to large, institutional investors and U.S. government-sponsored enterprises. If the non-conforming loan industry continues to experience credit difficulties, our ability to access the securitization market on favorable terms, or at all, may be negatively affected. We executed no securitizations accounted for as sales in the first quarter of 2007.

Net Proceeds from Sales of Mortgage Loans to Third Parties. We also depend on third party investors to provide liquidity for our mortgage loans. We generally will sell loans to third party investors that do not possess the economic characteristics meeting our long-term portfolio management objectives. For the three months ended March 31, 2007 and 2006 we received net proceeds from the sales of mortgage loans held-for-sale to third parties of $69.0 million and $382.1 million, respectively. Due to the depressed mortgage banking environment in the first quarter of 2007, we significantly decreased the volume of loans sold to third parties.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations, collateralized debt obligations as well as private debt offerings provide long-term sources of liquidity.

We received net proceeds of $1.8 billion through the issuance of NHES Series 2007-1 during the three months ended March 31, 2007. These asset-backed bonds are collateralized by mortgage loans—held-in-portfolio on our consolidated balance sheet. The $1.8 billion is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage loans and prior to any new short-term borrowings secured by retained mortgage securities.

In 2005 we began retaining various subordinate investment-grade securities from our securitization transactions that were previously held in the form of overcollateralization bonds. We also purchase subordinated securities from other ABS issuers. We executed our first CDO in February 2007 and received net proceeds of $326.8 million through the issuance of asset-backed bonds. The $326.8 million is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage securities and prior to any new short-term borrowings secured by the retained mortgage securities.

We periodically issue asset-backed bonds (NIMs) secured by our mortgage securities – available-for-sale as a means for long-term non-recourse financing for these assets. We did not issue any NIMS in the first quarter of 2006 or 2007.

Net Proceeds from Issuances Equity or Debt or the Retention of Cash Flow. If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income, so long as we remain a REIT) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter. Since inception, we have raised $566.9 million in net proceeds through private and public equity offerings. We had no significant equity issuances in the first three months of 2007.

Other Liquidity Factors

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. When floating rates are lower than the fixed rate on the interest rate swap, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of March 31, 2007 we had approximately $4.7 million on deposit with counterparties. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

Table 30 details our major contractual obligations due over the next 12 months and beyond. Management believes cash and cash equivalents on hand combined with other available liquidity sources including: 1) proceeds from mortgage loan sales and securitizations, 2) cash received on our mortgage securities available-for-sale, 3) draw downs on mortgage loan and securities repurchase agreements, 4) proceeds from private and public debt and equity offerings and 5) proceeds from resecuritizations will be adequate to meet our liquidity needs for the next twelve months. However, we can provide no assurance, that, if needed, the liquidity resources we utilize will be available or will be available on terms we consider favorable. Factors that can affect our liquidity are discussed in the “Risk Factors” section of this document.

Off-Balance Sheet Arrangements

As discussed previously, we pool the loans we originate and purchase and typically securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. Our ability to access the securitization capital market is critical to the operations of our business.

External factors that are reasonably likely to affect our ability to continue to use this arrangement would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent us from being able to sell the securities at a favorable price, or at all. Recently, there has been a disruption in the securitization market for residential mortgage loans caused by an increased default rate on residential mortgage loans, which has negatively affected our ability to access the securitization market. In addition, the number of ratings downgrades with respect to bonds issued in connection with securitizations of subprime loans has recently increased, including downgrades from investment grade to junk bond status. To the extent that the current residential mortgage loan default rate continues to increase or fails to abate, the credit quality of mortgage-backed bonds continues to erode, or other events occur, such as an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, further changes in the nonconforming loan market, a terrorist attack, an outbreak of war or other significant event risk, and market specific events such as a default under a comparable type of securitization, our access to the securitization market could be further limited. Further, poor performance of our previously securitized loans could further harm our access to the securitization market. If we were unable to access the securitization market, we may still be able to finance our mortgage operations by selling our loans to investors in the whole loan market. We were able to do this following the liquidity crisis in 1998; however, there can be no assurance that we will be able to do this in the future as our current liquidity situation is driven by concerns about the creditworthiness of subprime loans.

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

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of March 31, 2007, we had outstanding commitments to originate and sell loans of $374.8 million and $170.4 million, respectively. We had no outstanding commitments to purchase loans at March 31, 2007. As of December 31, 2006, we had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. We had no outstanding commitments to sell loans at December 31, 2006. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In the ordinary course of business, we sell whole pools of loans to investors with recourse for borrower defaults. We also sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. See “Liquidity and Capital Resources—Primary Uses of Cash—Loan Sale and Securitization Repurchases” for further discussion of these guarantees and recourse obligations.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and so long as we are a REIT, common stock dividends are based on taxable income. In each case, financial activities and the balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate /Market Risk. Our investment policy goals are to maintain the net interest margin between our assets and liabilities and to diminish the effect of changes in interest rate levels on the market value of our assets.

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

The interest rates under our primary financing sources reset frequently. As of March 31, 2007, rates on a majority of our borrowings adjust daily or monthly off LIBOR. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans have rates that are fixed for some period of time ranging from 2 to 30 years. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

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

Table 33—Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates(A)
	(200)	(100)	100	200
As of March 31, 2007:
Change in market values of:
Assets—non trading(B)	$174,769	$78,953	$(51,063)	$(91,187)
Assets—trading(C)	20,696	13,709	(23,064)	(49,519)
Interest rate agreements	(9,265)	(6,479)	14,653	34,495

Cumulative change in market value	$186,200	$86,183	$(59,474)	$(106,211)

Percent change of market value portfolio equity(D)	46.3%	21.4%	(14.8%)	(26.4%)

As of December 31, 2006:
Change in market values of:
Assets—non trading(B)	$226,262	$105,038	$(78,698)	$(150,481)
Assets—trading(C)	9,999	7,080	(14,120)	(30,707)
Interest rate agreements	(40,018)	(20,946)	23,998	49,264

Cumulative change in market value	$196,243	$91,172	$(68,820)	$(131,924)

Percent change of market value portfolio equity(D)	34.0%	15.8%	(11.9%)	(22.9%)

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio, mortgage securities—available-for-sale and mortgage servicing rights.
(C)	Consists of mortgage securities—trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2007 and December 31, 2006.

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

The following table summarizes the key contractual terms associated with interest rate risk management contracts on our balance sheet as of March 31, 2007. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR.

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of March 31, 2007.

Table 34—Interest Rate Risk Management Contracts

(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2007	2008	2009	2010	2011
Pay-fixed swaps:
Contractual maturity	$3,431	$1,695,000	$430,000	$720,000	$485,000	$60,000	$—
Weighted average pay rate		4.9%	4.8%	5.0%	4.9%	4.9%	—
Weighted average receive rate		5.3%	(A )	(A )	(A )	—	—

Interest rate caps:
Contractual maturity	$6,111	$1,310,000	$80,000	$525,000	$395,000	$270,000	$40,000
Weighted average strike rate		5.1%	4.9%	5.1%	5.1%	5.3%	5.3%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

We had no interest rate agreements with contractual maturities beyond 2011 as of March 31, 2007.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies engaged in false advertising and unfair competition under a California statute permitting lawsuits by a competitor. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. Such award may be trebled under the applicable California statute. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. NHMI is currently reviewing its alternatives and will first ask the trial court to overturn the verdict because NHMI does not believe the verdict is supported by the facts. Absent such a decision NHMI is currently reviewing its various options for appeal. There can be no assurances that these efforts will be successful. At this time, the trial court has not entered a judgment. Furthermore, NHMI has a variety of alternative legal steps that can be taken. As such, it is too early in the process to determine that a liability is probable nor estimatable, therefore, we have not recorded any liability or corresponding charge to earnings related to this case.

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

In the wake of the securities class action, we have also been named as a nominal defendant in several derivative actions brought against certain of our officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to us for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The parties have reached a settlement of the derivative actions under which the Company agrees to adopt certain corporate governance measures and the Company’s insurance carrier will pay attorney’s fees to plaintiffs’ counsel. The settlement agreement, which has not yet been finalized, will be subject to court approval after notice of the settlement terms is provided to shareholders.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement, but all aspects of the settlement have not been finalized. Since not all class members will elect to be part of the settlement, we estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS No. 5, “Accounting for Contingencies”, we recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Accounts payable and other liabilities” on our consolidated balance sheet and included in “Professional and outside services” on our consolidated statement of income.

In December 2005, a putative class action was filed against NMI in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. NMI sought to appeal the grant of class certification; however, a panel of the Ninth Circuit Court of Appeals denied the request for interlocutory appeal so review of the class certification order must wait until after a final judgment is entered, if necessary. The case is currently set for trial on June 11, 2007. NMI believes that it has valid defenses to plaintiffs’ claims and it intends to vigorously defend against them.

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

Since February 2007, a number of substantially similar putative class actions have been filed in the United States District Court for the Western District of Missouri. The complaints name us and three of our executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding our business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired our common stock during the period May 4, 2006 through February 20, 2007. We believe that these claims are without merit and will vigorously defend against them.

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

Our success is dependent, in part, upon our ability to grow our assets through the use of leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies both positive and negative changes in our net worth. In addition, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, our financial condition and our ability to meet minimum REIT dividend requirements will be materially and adversely affected. Furthermore, if we were to liquidate, our debt holders and lenders will receive a distribution of our available assets before any distributions are made to our common shareholders.

An interruption or reduction in the securitization market or our ability to access this market would harm our financial position.

We are dependent on the securitization market for long-term financing of our origination and purchase of mortgage loans and mortgage securities, which we initially finance with our short-term financing. In addition, many of the buyers of our whole loans purchase the loans with the intention of securitizing them. A disruption in the securitization market could prevent us from being able to sell loans or mortgage securities at a favorable price or at all. Recently, there has been a disruption in the securitization market for residential mortgage loans caused by an increased default rate on residential mortgage loans, which has negatively affected our ability to access the securitization market. In addition, the number of ratings downgrades with respect to bonds issued in connection with securitization of sub-prime loans has recently increased, including downgrades from investment grade to junk bond status. To the extent that the current residential mortgage loan default rate continues to increase or fails to abate, the credit quality of mortgage-backed bonds continues to erode, or other events occur, such as an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, further changes in the non-conforming loan market, a terrorist attack, an outbreak of war or other significant event risk, and market specific events such as a default under a comparable type of securitization, our access to the securitization market could be further limited. Further, poor performance of our previously securitized loans could further harm our access to the securitization market.

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

A continued decline in our ability to obtain long-term funding for our mortgage loans or mortgage securities in the securitization market in general or on attractive terms or a continued weakness in the market’s demand for our mortgage loans or mortgage securities could harm our results of operations, financial condition, liquidity and business prospects and could result in defaults under our short term financing arrangements for these assets.

We may not be able to continue to sell our mortgage loans on terms and conditions that are profitable to us.

Historically, a portion of our revenues has come from the gains on sale generated by sales of pools of our mortgage loans as whole loans. We make whole loan sales to a limited number of institutional purchasers, some of which may be frequent, repeat purchasers, and others of which may make only one or a few purchases from us. Recently, demand by purchasers of whole loans has decreased and prices have eroded. We cannot assure you that we will have purchasers for our loans on terms and conditions that will be profitable to us. Also, even though our mortgage loans have generally been marketable to multiple purchasers, certain loans may be marketable to only one or a few purchasers, thereby increasing the risk that we may be unable to sell such loans at a profit.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm our business.

We are dependent upon several warehouse repurchase agreements to provide short term financing for our origination and purchase of mortgage loans pending their sale or securitization. In addition, we utilize warehouse repurchase agreements for short and medium term financing for our purchase and retention of mortgage securities. Our current warehouse financing facilities consist of multiple agreements, typically with one-year terms, with three major financial institutions and their affiliates.

Under a warehouse repurchase agreement, we sell an asset and agree to repurchase the same asset at some point in time in the future. Generally, the repurchase agreements we enter into require monthly roll-over repurchase transactions, with a six- to nine-month maximum financing period for mortgage loans and a three-year maximum financing period for securities retained from our mortgage loan securitizations. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the assets. The amount we may borrow under these arrangements is generally 95% to 100% of the asset market value with respect to performing mortgage loans and 70% to 80% of the asset market value with respect to nonperforming mortgage loans. Additionally, the amount we may borrow under these arrangements is generally 40% to 95% of the asset market value with respect to mortgage securities depending on the investment rating. The amount we can borrow pursuant to our recently executed warehouse repurchase agreement with Wachovia with respect to our residual securities and our mortgage servicing rights is 60% and the advance rates under our expected $1.9 billion facility with Wachovia are expected to be somewhat lower than our current facilities. Generally our warehouse repurchase agreements give the lender the exclusive authority to determine the market value of our assets. Recently, due to increased concerns about the performance of sub-prime loans our lenders have reduced the fair market value of the loans and mortgage securities, thus reducing the amount we can borrow and requiring greater cash investment by us. To the extent that the market value of our assets does not improve or experiences a greater decline, our liquidity, financial condition and results of operations could be materially adversely affected.

These warehouse repurchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain certain minimum amount of liquidity, to refrain from paying dividends without the consent of the lender unless we meet certain minimum liquidity requirements, and other customary debt covenants. In addition, certain of our warehouse repurchase agreements currently require that we maintain REIT status. Events of default under these facilities include material breaches of representations and warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools, failure to maintain profitability over consecutive quarters and certain downgrades in our servicer rating. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we default under any warehouse repurchase agreement under which borrowings are then outstanding, the lenders under substantially all of our existing warehouse repurchase agreements could demand immediate payment of all outstanding amounts pursuant to cross-default provisions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, or any demand by warehouse lenders for immediate payment of outstanding balances, could harm our lending and loan purchase operations and have a material adverse effect on our results of operations, financial condition and business prospects. In addition, an increase in the cost of warehouse financing in excess of any change in the income derived from our mortgage assets could harm our earnings and liquidity. There is no assurance that we will continue to have access to short-term financing at levels necessary for current operations or other liquidity needs.

A decline in the market value of mortgage assets financed under our warehouse finance arrangements may result in margin calls or similar obligations, which may harm our liquidity.

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

We have recently experienced an increase in margin calls which has negatively affected our cash position. If we continue to experience margin calls or are required to satisfy a net loss payment obligation, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. In addition, an unplanned liquidation of assets could change our mix of investments, which in turn could jeopardize our current status as a REIT or our ability to rely on certain exemptions under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Recently, we have received an increased number of repurchase and indemnity demands from purchasers of whole loans as a result of borrower fraud and early borrower payment defaults, which has had a negative impact on our liquidity and results of operations. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective. To the extent that repurchase and indemnity demands continue at this rate or increase, our liquidity, results of operations and financial condition will be adversely affected.

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

Decreases in the value of our loans and mortgage securities has reduced our ability to realize gains upon the sale or securitization of these assets and, with respect to mortgage securities (which are marked to market quarterly), has resulted in impairments for securities classified as available-for-sale and mark-to-market losses for securities classified as trading. In addition, decreases in the value of our mortgage loans and securities have reduced the funds available to us in respect of these assets under our warehouse repurchase agreements and have resulted in margin calls. Further decreases in value would have similar effects. Further, a decrease in the value of third party mortgage securities that we have accumulated for the purpose of a CDO offering may reduce the availability or attractiveness of the CDO offering, in which case we may be required to seek other forms of potentially less attractive longer-term financing or to liquidate the assets on unfavorable terms.

We retain and assume credit risk under a variety of mortgage securities and similar assets in connection with and as a result of our securitization activities. Significant losses on these assets reduce our earnings, negatively affect our liquidity, and otherwise negatively affect our business.

We retain certain residual securities resulting from our securitizations of mortgage loans, which typically consist of interest-only, prepayment penalty, and overcollateralization bonds. We also retain from our securitizations, as well as purchase from third party ABS issuers, certain investment grade and non-investment grade rated subordinated mortgage securities. These residual securities are typically unrated or rated below investment grade and, as such, involve significant investment risk that exceeds the aggregate risk of the full pool of securitized loans. By holding the residual securities, we retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, the credit performance and prepayment rates of the sub-prime loans underlying these mortgage securities directly affect our returns on these mortgage securities. Significant realized losses from our residual and subordinated mortgage securities could harm our results of operations and financial condition. In addition, because we finance these securities under short-term warehouse repurchase agreements, decreases in the value of these retained securities may result in margin calls and adversely affect our liquidity. We have recently experienced losses on our residual and subordinated securities which has negatively affected our financial condition and resulted in margin calls which have negatively affected our liquidity. If we experience any increased or sustained losses on these securities or additional margin calls, our liquidity, results of operations and financial condition will be materially adversely affected.

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

If the non-conforming loan industry continues to experience credit difficulties, our ability to access the securitization market on favorable terms may continue to be negatively affected. In addition if the pools of mortgage loans underlying our securitizations of mortgage loans or indirectly underlying our securitizations of mortgage securities were to experience poor credit results, the securities issued in these securitizations could have their credit ratings down-graded, could suffer losses in market value, and could experience principal losses. In addition to reducing the long-term returns and near-term cash flows from the securities we have retained or acquired in these transactions, any of the foregoing may reduce our ability to sponsor securitization transactions, including CDO offerings, in the future.

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

Our securitizations of mortgage loans that are structured as sales for financial reporting purposes result in gain recognition at closing as well as the recording of the residual mortgage securities we retain at fair value. As of March

31, 2007 we had retained residual mortgage securities from our securitizations of mortgage loans with a fair value of $241.1 million on our balance sheet.

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

Despite our experience in the origination and acquisition of mortgage assets and our relationships with brokers and sellers of mortgage assets, we face the risk that we might not be able to originate or acquire mortgage assets that earn interest rates greater than our cost of funds under our short-term borrowings and securitizations, or that we might not be able to originate or acquire a sufficient number of such mortgage assets to maintain or achieve profitability. Recently, our mortgage origination business has declined and suffered losses due to a change in market conditions, including a decrease in the spread between our cost of funds and the interest rate we earn on our mortgage loan portfolio and a decrease in the volume of loans originated as a result of tighter underwriting guidelines. To the extent our mortgage origination business continues to decline or experience losses, our results of operations, financial condition and business prospects could be materially adversely affected.

We have recently imposed stricter mortgage loan and borrower requirements, which has resulted in a decrease in our mortgage loan origination and purchase volumes.

As a result of less favorable economic conditions and an increase in the number of fraudulently obtained loans and borrower defaults, we have tightened our mortgage loan lending and purchase requirements and the processes we undergo to document loans. Consequently, there are fewer borrowers and loans that qualify under these revised standards. As a result, our loan origination and purchase volumes have declined which has negatively affected our loan sale and securitization volumes. A continued decline in our loan origination or purchase volumes resulting in a decrease in the volume of assets available to us for sale or securitization, could materially adversely affect our results of operations and financial condition.

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

•

existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, and consequently may experience higher delinquency and default rates, resulting in decreased earnings and decreased value of our mortgage securities; and

•

mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm our earnings and the value of our mortgage securities.

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

There are limits on the ability of our hedging strategy to protect us completely against interest rate risks. When interest rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the hedged items, generally our liabilities. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. We may enter into interest rate cap or swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rates, the type of mortgage assets held, other changing market conditions and, so long as we remain a REIT, compliance with REIT requirements. If and when we elect to revoke our REIT status, we would not be subject to income limitations on hedging. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We attempt to minimize exposure to interest rate fluctuations by hedging. For as long as we remain a REIT, the REIT provisions of the Code limit our ability to hedge mortgage assets and related borrowings by requiring us to limit our income in each year from any qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. The interest rate hedges that we generally enter into will not be counted as a qualified asset for the purposes of satisfying this requirement. In addition, under the Code, for as long as we remain a REIT, we must limit our aggregate income from non-qualified hedging transactions and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. In addition, if it is ultimately determined that some of our interest rate hedging transactions are non-qualified under the Code; we may have more than 5% of our annual gross income from non-qualified sources. If we violate the 5% or 25% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. In addition, if we fail to observe these limitations, we could lose our REIT status unless our failure was due to reasonable cause and not due to willful neglect. If and when we elect to revoke our REIT status, we would not be subject to income limitations on hedging.

Risks Related to Credit Losses and Prepayment Rates

Recent increased delinquencies and losses with respect to residential mortgage loans, particularly in the sub-prime sector, may cause us to recognize increased losses, which would adversely affect our operating results.

The residential mortgage market has recently encountered difficulties which have adversely affect our performance. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates.

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

We attempt to manage these risks with risk based mortgage loan pricing, mortgage insurance and appropriate underwriting criteria and policies and loan collection methods. However, as with the broader nonconforming mortgage loan industry, we have recently experienced an increase in borrower delinquencies and defaults, which has adversely affected our cash flows, results of operations and financial condition. While we have taken steps to tighten our underwriting guidelines and procedures, there can be no assurance that these steps will be effective. To the extent that we cannot successfully address these issues, or the increase in delinquencies and defaults becomes more severe, our results of operations and financial condition may be further adversely affected.

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

Approximately 68% of our loan production volume during the three months ended March 31, 2007 consisted of cash-out refinancings. Our continued reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will continue to be adversely affected if interest rates rise and the prices of homes continues to decline, both of which reduce the demand and production volume for this type of refinancing. To the extent interest rates continue to rise, the number of borrowers who would qualify or elect to pursue a cash-out refinancing could be significantly reduced further, which will result in a decline in that origination source. Similarly, a continued decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a continued decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

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

Our comprehensive underwriting process may not be effective in mitigating these risks and our risk of loss on the underlying loans. In response to increasing default rates recently experienced by us and the nonconforming mortgage loan industry generally, we have enhanced our underwriting policies and procedures, and our loss mitigation efforts which have contributed to a decrease in our origination volumes and have increased our operating costs. To the extent that these efforts continue to impede our origination of mortgage loans, are ineffective to reduce the current level of loan delinquencies and defaults or significantly increase our operating costs, our results of operations may be adversely affected.

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

While not directly applicable to us, the Guidance may affect our ability to make, buy or sell the nontraditional loans covered by the Guidance. Further, the Guidance is instructive of the regulatory climate concerning those loans and may be adopted in whole or part by other agencies that regulate us. The Guidance reports that the Conference of State Bank Supervisors and the State Financial Regulators Roundtable are committed to preparing a model guidance document for state regulators of non-depository institutions such as us, which would be “similar in nature and scope” to the Guidance. It is also possible that the Guidance, or certain provisions within it, may be adopted as laws or used as guidance by federal, state or local agencies and that those laws or guidance may be applied to us.

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

For the quarter ended March 31, 2007, originations of interest-only loans totaled $151.1 million, or 10%, of our total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower ultimately defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan. As a result, the likelihood that we would incur a loss on these loans will increase, especially in a declining real estate market.

Current loan performance data may not be indicative of future results.

When making capital budgeting and other decisions, we use projections, estimates and assumptions based on our experience in the mortgage lending industry. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, real estate values, interest rates, mortgage loan prepayment rates and in losses due to defaults on mortgage loans. These differences and fluctuations could rise to levels that may adversely affect our profitability and financial condition.

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

Over-concentration of loans we originate or purchase in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. Declines in the residential real estate markets in which we are concentrated have reduced the values of the properties collateralizing our mortgages which in turn may increase the risk of delinquency, foreclosure, bankruptcy, or losses from those loans. To the extent that borrowers in a geographic area in which we have made a significant number of loans become delinquent or otherwise default on such loans, our financial condition and results of operations may be adversely affected.

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

A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities evidencing interests in single-family mortgage loans. Because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans tend to be higher during economic slowdowns. Recently, we have experienced an increase in delinquencies and foreclosures. Any sustained period of increased delinquencies or defaults or any sharp increase in the number of delinquencies and defaults could harm our ability to sell loans, the prices we receive for our loans, the values of our mortgage loans held for sale, our ability to finance loan originations and our residual interests in securitizations, which would harm our financial condition and results of operations. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Various legal proceedings could adversely affect our financial condition or results of operations.

In the course of our business, we are subject to various legal proceedings and claims. See “Item 1—Legal Proceedings.” The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, financial condition and business prospects.

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

As a mortgage lender, loan servicer and broker, we are subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities and cities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations, to properly program our technology systems and to effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Furthermore, some of the new regulations require lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions impact the way in which a loans is underwritten and expose a lender to risks of litigation and regulatory sanction regardless of the care with which a loan is underwritten. Our failure to comply with these laws and regulations can lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; borrowers rescinding loans; inability to sell or securitize our loans; demands for indemnification or loan repurchases from purchasers of our loans; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. The remedies for violations of these laws are often not based solely on actual harm to the consumer and can result in damages and penalties that could extend not only to us, but to our secured warehouse lenders, institutional loan purchasers, securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation, which, in turn, could have an adverse affect on the availability of financing to us and our access to securitization and other secondary markets. Any of these results could harm our results of operations, financial condition and business prospects.

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

Furthermore, despite our efforts, we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements.

New regulatory actions affecting the mortgage industry may increase our costs and decrease our mortgage acquisition.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Several state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a settlement agreement with a large subprime mortgage company. The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states and also agreed to make changes to certain business practices, including our underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this settlement agreement do not apply directly to us; however, federal and state regulatory agencies and private parties might nevertheless expect mortgage companies, including us, to make our business practices consistent with the provisions of the settlement agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, our acquisition practices and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

Changes in Internal Revenue Service regulations regarding the timing of income recognition and/or deductions could materially adversely affect the amount of our dividends for the periods during which we remain a REIT.

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

Currently, we conduct a substantial portion of our business through taxable REIT subsidiaries, such as NovaStar Mortgage. Despite our current qualifications as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. Our income from, and investments in, our taxable REIT subsidiaries do not constitute permissible income or investments for some of the REIT qualification tests. So long as we remain a REIT, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent that our dealings with our taxable REIT subsidiaries are deemed not to be arm’s length in nature.

Our cash balances and cash flows may become limited relative to our cash needs, which may ultimately affect our REIT status, if we are a REIT, and our solvency.

We use cash for originating mortgage loans, to meet minimum REIT dividend distribution requirements, to satisfy loan repurchase requests, to satisfy margin calls, to pay interest on our outstanding indebtedness and for other operating needs. In addition, we may be required to pay down indebtedness in the event of any default under our credit facilities. If our taxable income from fiscal 2006 and/or 2007 significantly exceeds our cash flows from operations, our minimum REIT dividend distribution requirements could exceed the amount of our available cash. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus adversely affecting our financial condition and results of operations. Furthermore, in an adverse cash flow situation, our REIT status, if we are a REIT, and our solvency could be threatened.

So long as we remain a REIT, the tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any mortgage loans held in inventory primarily for sale to customers in the ordinary course of business. So long as we remain a REIT, we might be subject to this tax if we were to sell a loan or securitize the loans in a manner that was treated as a sale of such inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, so long as we remain a REIT, we may choose not to engage in certain sales of loans other than through our taxable REIT subsidiaries and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our portfolio of mortgage loans from time to time even if we believe it would be in our best interest to do so.

The income earned by our taxable REIT subsidiaries will be subject to federal income tax and, so long as we remain a REIT, we could be subject to an excise tax on non-arm’s-length transactions with our taxable REIT subsidiaries.

Our taxable REIT subsidiaries, including NovaStar Mortgage, engage in activities that are prohibited for REITs, and will owe income taxes on the taxable income, if any, from these activities. For example, income earned by NovaStar Mortgage from our loan origination and sales activities, as well as from other origination and servicing functions, would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT. Even while we remain a REIT, our taxable REIT subsidiaries will be taxable as C corporations and are subject to federal, state and local income tax at the applicable corporate rates on their taxable income.

So long as we remain a REIT, in the event that any transactions between us and any of our taxable REIT subsidiaries are not conducted on an arm’s-length basis, we could be subject to a 100% excise tax on certain amounts from such transactions. Any such tax could affect our overall profitability and the amounts of cash available for operations or to make distributions. At such time as we no longer have REIT status, we would be eligible to consolidate the operations of all of our taxable and qualified REIT subsidiaries with our income and deductions.

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

Generally, dividends paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. At such time as we are no longer a REIT, any dividend distributions that we make would be subject to that 15% maximum tax rate. Although there can be no assurance that we will make any dividend distributions if we are no longer a REIT.

Prior to the terminations of our REIT status, we may be unable to comply with the REIT requirements or compliance with such requirements could harm our financial condition.

The requirements to qualify as a REIT under the Code are highly technical and complex. We routinely rely on legal opinions to support our tax positions. A technical or inadvertent failure to comply with the Code prior to the termination of our REIT status as a result of an incorrect interpretation of the Code or otherwise could subject us to excise taxes and penalties. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We are subject to various limitations on our ownership of securities, including a limitation that the value of our investment in taxable REIT subsidiaries, including NovaStar Mortgage, cannot exceed 20% of our total assets at the end of any calendar quarter. In addition, at the end of each calendar quarter, at least 75% of our assets must be qualifying real estate assets, government securities and cash and cash items. The need to comply with these asset ownership requirements prior to the termination of our REIT status may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements (for example, interests in other mortgage loan portfolios or mortgage-related assets) but are not part of our overall business strategy and might not otherwise be the best investment alternative for us. Moreover, we may be unable to acquire sufficient qualifying REIT assets, due to our inability to obtain adequate financing or otherwise, in which case we may fail to qualify as a REIT or may incur a penalty tax at the REIT level.

Also, we must distribute to our shareholders with respect to each year that we are a REIT at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We expect in some years, including for the 2006 year, that we will be subject to the 4% excise tax., which will result in the payment of a portion of our available cash to the IRS without reducing the amount that still must be distributed to shareholders to meet the REIT qualification tests. We could be required to borrow funds on a short-term basis even if conditions are not favorable for borrowing, or to sell loans from our portfolio potentially at disadvantageous prices, or to pay dividends in the form of debt or equity securities, rather than cash, to meet the REIT distribution requirements and to avoid corporate income taxes. These alternatives could harm our financial condition and could reduce amounts available to originate mortgage loans.

Following termination of our REIT status, or if we fail to remain qualified as a REIT at any time prior to a voluntary termination of REIT status, our distributions will not be deductible by us, and we will be subject to federal income tax on our taxable income. This would substantially reduce our earnings and our cash available to make distributions. The resulting tax liability, in the event of our failure to qualify as a REIT, might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results.

We could lose our REIT status if more than 20% of the value of our total assets are represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter.

So long as we are a REIT, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter, subject to a 30-day “cure” period following the close of the quarter and, for taxable years beginning on or after January 1, 2005, subject to certain relief provisions even after the 30-day cure period. Our taxable REIT subsidiaries, including NovaStar Mortgage, conduct a substantial portion of our business activities, including a majority of our loan origination and servicing activities. If the IRS determines that the value of our investment in our taxable REIT subsidiaries was more than 20% of the value of our total assets at the close of any calendar quarter, we could lose our REIT status or be subject to an excise tax. In certain cases, we may need to borrow from third parties to acquire additional qualifying REIT assets in order to comply with the 20% of assets test, although there is no assurance that we would be able to take such steps. If we revoke our REIT status, we will no longer be subject to this limitation.

Risks Related to Our Capital Stock

Our exploration of strategic alternatives may create uncertainties that could negatively impact our business and may ultimately not be successful.

On April 11, 2007, we announced that we had retained Deutsche Bank Securities Inc. as our financial advisor to evaluate various strategic alternatives including a potential sale of the Company. As this evaluation is ongoing, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:

•	exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse impact on our operating results;

•	the process of exploring strategic alternatives may be time consuming and expensive;

•	we may not be able to successfully achieve the benefits of the strategic alternative undertaken by us; and

•	perceived uncertainties as to our future direction may result in the loss of employees, customers or business partners.

If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market prices of our common stock would be after the announcement of such a transaction. In addition, the market price of our stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when a transaction is announced or we announce that we are no longer exploring strategic alternatives.

Investors in our common stock may experience losses, volatility and poor liquidity, and we may reduce or delay payment of our dividends in a variety of circumstances.

Our earnings, cash flow, taxable income, GAAP income, book value and dividends can be volatile and difficult to predict. Investors should not rely on past performance, predictions or management beliefs. Although we historically paid a regular common stock dividend, we expect to reduce or eliminate our dividend payments in the future for a variety of reasons. First, certain of our warehouse repurchase facilities place limitations on our ability to pay dividends, other than those required by applicable REIT tax laws and further limit our ability to pay any required dividend in cash. Furthermore, for periods following the anticipated termination of our REIT status, we will not be required to pay out our taxable income in the form of dividends. Instead, payment of dividends will be at the discretion of our board of directors. Fluctuations in our current and prospective earnings, cash flow and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect the price of our common stock. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our common stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.

Our board’s decision to authorize our officers to initiate efforts to terminate our status as a REIT may materially adversely affect our business, financial condition, results of operations and the price of our securities.

On May 3, 2007, our board of directors authorized our officers to initiate efforts to terminate our status as a REIT effective January 1, 2008. There can be no assurance that we will ultimately terminate our status as a REIT or that, if we do, we will be able to operate competitively or profitably in the future. Accordingly, the current uncertainty regarding our continued status as a REIT may continue to exist for the foreseeable future.

Accordingly, we face a number of risks, including, without limitation, the following:

•

our management and Board are heavily engaged in the process of reviewing and considering changes in our strategic plan and corporate model, and the diversion of their attention from our day-to-day business and operations may detract from their business productivity;

•	we are incurring, and will continue to incur, significant expenses related to this process, including expenses related to our outside legal counsel and other professional advisors;

•

we may incur significant costs in connection with obtaining third party consents and waivers necessary to terminate our status as a REIT, including consents from the holders of trust preferred securities issued by an affiliate and waivers from lenders under certain warehouse repurchase agreements, or to eliminate such requirements;

•	our stock price has been, and may continue to be, negatively affected by the uncertainty in the market and the uncertainty regarding the future of our company;

•	we may be unable to complete any changes to our corporate structure on the timeline or terms that we anticipate, or on any timeline or terms that otherwise are attractive to us;

•	current relationships with third parties may limit our ability to pursue certain alternatives and may result in additional expenses to us; and

•	we may be unable to realize the anticipated benefits of any such alternatives that we determine to pursue.

If any of the foregoing risks were to occur, then our business, results of operations and price of our securities would be negatively affected.

We may not be successful in obtaining consents or waivers from certain third parties necessary to permit us to terminate our status as a REIT, or to complete transactions to eliminate such requirements, which may prevent us from realizing the anticipated benefits of such termination.

In order to terminate our status as a REIT, we must obtain consents or waivers from third parties under certain agreements, including agreements relating to our trust preferred securities and certain of our existing warehouse financing agreements. There can be no assurance that any such consents and waivers will be obtained or that any transactions necessary to eliminate such requirements will be completed. Should we fail to obtain the necessary consents or waivers, or to complete any transactions necessary to eliminate such requirements, we will be unable to realize the anticipated benefits of terminating our status as a REIT.

We may not pay common stock dividends to stockholders with respect to the year ending December 31, 2007.

We currently intend to maintain our status as a REIT through December 31, 2007. So long as we maintain our status as a REIT, REIT provisions of the Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income. If in any year, however, we do not generate taxable income, we are not required to declare and pay common stock dividends. There can be no assurance that we will generate taxable income for the year ending December 31, 2007. As a result, we may not pay a dividend with respect to 2007. In addition, we have entered into agreements that may limit our ability to make a dividend distribution for 2007.

We currently expect to terminate our REIT status on January 1, 2008, at which time we will be subject to tax as a regular corporation and will otherwise operate as a regular corporation.

If our REIT status is terminated, we will be a C corporation, will be taxed at the corporate level and will not be required to pay out our taxable income in the form of dividends. Instead, the payment of dividends will be at the discretion of our board. To the extent that the market views our decision to terminate our REIT status unfavorably, the value of our capital stock could be adversely affected.

As a C corporation, our dividends will be taxed as dividends to the extent of our current and accumulated earnings and profits. Distributions in excess of our current and accumulated profits will be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his stock, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long-term capital gain if the shareholder has held our stock for more than one year). Under the Code, the maximum federal income tax rate applicable to dividends and long term capital gains derived from a stock investment in a C corporation is 15%.

Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of our capital stock to receive a premium for their securities.

In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits, so long as we remain a REIT, any person from acquiring or holding, directly or indirectly, (i) shares of our common stock in excess of 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate outstanding shares of our common stock or (ii) shares of our capital stock in excess of 9.8% in value of the aggregate outstanding shares of our capital stock. These restrictions may inhibit market activity and the resulting opportunity for the holders of our capital stock to receive a premium for their stock that might otherwise exist in the absence of such restrictions. These restrictions will not apply if we revoke our REIT status.

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

•	actual or anticipated changes in our future financial performance;

•	actual or anticipated changes in market interest rates;

•	actual or anticipated changes in our access to capital;

•	our decision to terminate our REIT status;

•	actual or anticipated changes in the amount of our dividend or any delay in the payment of a dividend;

•	competitive developments, including announcements by us or our competitors of new products or services;

•	the operations and stock performance of our competitors;

•	developments in the mortgage lending industry or the financial services sector generally;

•	the impact of new state or federal legislation or adverse court decisions;

•	fluctuations in our quarterly operating results;

•	the activities of investors who engage in short sales of our common stock;

•	actual or anticipated changes in financial estimates by securities analysts;

•	sales, or the perception that sales could occur, of a substantial number of shares of our common stock by insiders;

•	additions or departures of senior management and key personnel; and

•	actions by institutional shareholders.

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

Our loan origination business faces intense competition, primarily from consumer finance companies, conventional mortgage bankers, commercial banks, credit unions, thrift institutions, and other independent wholesale mortgage lenders, including internet-based lending companies and other mortgage REITs. Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a mortgage lending operation such as ours requires a relatively small commitment of capital and human resources, which permits new competitors to enter our markets quickly and to effectively compete with us. Furthermore, national banks, thrifts and their operating subsidiaries are generally exempt from complying with many of the state and local laws that affect our operations, such as the prohibition on prepayment penalties. Thus, they may be able to provide more competitive pricing and terms than we can offer. Any increase in the competition among lenders to originate nonconforming mortgage loans may result in either reduced income on mortgage loans compared to present levels, or revised underwriting standards permitting higher loan-to-value ratios on properties securing nonconforming mortgage loans, either of which could adversely affect our results of operations, financial condition or business prospects. In addition, the government-sponsored entities, Fannie Mae and Freddie Mac, have recently announced their intention to expand their participation in the subprime mortgage market, which may adversely affect our ability to profitably originate and purchase mortgage loans because their size and cost-of-funds advantage allows them to purchase loans with lower rates or fees than we are willing to offer.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant majority of our originations of mortgage loans comes from independent brokers. For the quarter ended March 31, 2007, 73% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Our failure to maintain existing relationships or expand our broker networks could significantly harm our business, financial condition, liquidity and results of operations.

Our reported GAAP financial results will differ from the taxable income results that drive our common stock dividends so long as we remain a REIT, and our consolidated balance sheet, income statement, and statement of cash flows as reported for GAAP purposes may be difficult to interpret.

We manage our business based on long-term opportunities to earn cash flows. For so long as we remain a REIT, our common stock dividends will be driven by the REIT tax laws and our taxable income will be calculated pursuant to the Code. Our reported results for GAAP purposes differ materially, however, from both our cash flows and our taxable income. We transfer mortgage loans or mortgage securities into securitization trusts to obtain long-term non-recourse funding for these assets. When we surrender control over the transferred mortgage loans or mortgage securities, the transaction is accounted for as a sale. When we retain control over the transferred mortgage loans or mortgage securities, the transaction is accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting these transactions are recorded differently. In a securitization transaction accounted for as a sale, we record a gain or loss on the assets transferred in our income statement and we record the retained interests at fair value on our balance sheet. In a securitization transaction accounted for as a secured borrowing, we consolidate all the assets and liabilities of the trust on our financial statements (and thus do not show the retained interest we own as an asset). As a result of this and other accounting issues, shareholders and analysts must undertake a complex analysis to understand, among other things, our economic cash flows and actual financial leverage. This complexity may cause trading in our stock to be relatively illiquid or may lead observers to misinterpret our results.

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

While we are a REIT, when we incur excess inclusion income at the REIT, it will be allocated among our shareholders. A shareholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of shareholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign shareholders. How such income is to be reported to shareholders is not clear under current law. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences of having excess inclusion income allocated to them and are urged to consult their tax advisors.

Excess inclusion income would be generated if we issue debt obligations with two or more maturities and the terms of the payments on these obligations bear a relationship to the payments that we received on our mortgage loans or mortgage-backed securities securing those debt obligations. The structure of this type of CMO securitization generally gives rise to excess inclusion income. It is reasonably likely that we will structure some future CMO securitizations in this manner. Excess inclusion income could also result if we were to hold a residual interest in a REMIC. The amounts of excess inclusion income in any given year from these transactions could be significant. In the event that we are no longer a REIT, any excess inclusion income that we incur would not be allocated to shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(A)
January 1, 2007 – January 31, 2007	—	—	—	$1,020
February 1, 2007 – February 28, 2007	—	—	—	$1,020
March 1, 2007 – March 31, 2007	—	—	—	$1,020

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Wachovia Master Repurchase Agreement

On May 4, 2007, we entered into a short-term extension of an existing one-year Master Repurchase Agreement (the “2006 Securities Facility”) with Wachovia Investment Holdings, LLC and Wachovia Bank, N.A. (collectively, “Wachovia”). The 2006 Securities Facility sets forth the terms under which certain of our subsidiaries may sell and Wachovia may purchase certain mortgage securities, against an obligation of the relevant subsidiaries to repurchase the mortgage securities purchased by Wachovia. We have guaranteed the obligations of our subsidiaries under the 2006 Securities Facility. The termination date of the 2006 Securities Facility is May 11, 2007.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document
10.43(1)	NovaStar Financial, Inc. Long Term Incentive Plan

10.44(2)	NovaStar Mortgage, Inc. Deferred Compensation Plan

10.45(3)	Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan

10.45.1	Amendment One to the Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan

10.46	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan

10.47(4)	Employment Agreement between NovaStar Financial, Inc. and Michael L. Bamburg, Executive President and Chief Investment Officer

10.48(5)	NovaStar Financial, Inc. Executive Bonus Plan

10.49(6)	Master Repurchase Agreement (2007 Residual Securities), dated as of April 18, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC and NovaStar Certificates Financial Corporation

10.50(7)	Guaranty, dated as of April 18, 2007, made by NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage Inc. and Homeview Lending, Inc. in favor of Wachovia Investment Holdings, LLC

10.51(8)	Collateral Security, Setoff and Netting Agreement, dated as of April 18, 2007, among Wachovia Bank, NA, Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc. and certain of their respective affiliates

10.52(9)	Master Repurchase Agreement (2007 Servicing Rights), dated as of April 25, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, and NovaStar Mortgage, Inc

10.53(10)	Guaranty and Pledge Agreement, dated as of April 25, 2007, made by NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage Inc. and HomeView Lending, Inc. in favor of Wachovia Bank, N.A.

10.54	Second Amended and Restated Master Repurchase Agreement (Securities), dated April 14, 2006, among Wachovia Investment Holdings, LLC and Wachovia Bank, National Association, as Buyers, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, and NovaStar Assets Corp., as Sellers, and NovaStar Financial, Inc. and NFI Holding Corporation, as Guarantors

10.54.1	Amendment Number One to Second Amended and Restated Master Repurchase Agreement (Securities), dated March 29, 2006, among Wachovia Investment Holdings, LLC and Wachovia Bank, National Association, as Buyers, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, and NovaStar Assets Corp., as Sellers, and NovaStar Financial, Inc. and NFI Holding Corporation, as Guarantors

10.54.2	Amendment Number Two to Second Amended and Restated Master Repurchase Agreement (Securities), dated April 12, 2007, among Wachovia Investment Holdings, LLC and Wachovia Bank, National Association, as Buyers, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, and NovaStar Assets Corp., as Sellers, and NovaStar Financial, Inc. and NFI Holding Corporation, as Guarantors

10.54.3	Amendment Number Three to Second Amended and Restated Master Repurchase Agreement (Securities), dated April 20, 2007, among Wachovia Investment Holdings, LLC and Wachovia Bank, National Association, as Buyers, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, and NovaStar Assets Corp., as Sellers, and NovaStar Financial, Inc. and NFI Holding Corporation, as Guarantors

10.54.4	Amendment Number Four to Second Amended and Restated Master Repurchase Agreement (Securities), dated April 27, 2007, among Wachovia Investment Holdings, LLC and Wachovia Bank, National Association, as Buyers, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, and NovaStar Assets Corp., as Sellers, and NovaStar Financial, Inc. and NFI Holding Corporation, as Guarantors

10.54.5	Amendment Number Five to Second Amended and Restated Master Repurchase Agreement (Securities), dated May 4, 2007, among Wachovia Investment Holdings, LLC and Wachovia Bank, National Association, as Buyers, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, and NovaStar Assets Corp., as Sellers, and NovaStar Financial, Inc. and NFI Holding Corporation, as Guarantors

10.55	Guaranty, dated April 15, 2005, by NovaStar Financial, Inc. and NFI Holding Corporation, as Guarantors, in favor of Wachovia Investment Holdings, LLC and Wachovia Bank, National Association, as Buyers

10.56	Master Repurchase Agreement (Securities), dated April 14, 2006, among Wachovia Investment Holdings, LLC, as Buyer, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corporation, as Sellers

10.56.1	Amendment Number One to Master Repurchase Agreement (Securities), dated November, 2006, among Wachovia Investment Holdings, LLC, as Buyer, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corporation, as Sellers, and NovaStar Financial, Inc., as Guarantor

10.56.2	Amendment Number Two to Master Repurchase Agreement (Securities), dated March 29, 2007, among Wachovia Investment Holdings, LLC, as Buyer, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corporation, as Sellers, and NovaStar Financial, Inc., as Guarantor

10.57	Guaranty, dated April 14, 2006, by NovaStar Financial, Inc., as Guarantor, in favor of Wachovia Investment Holdings, LLC, as Buyer.

10.58	Amended and Restated Master Repurchase Agreement, dated January 5, 2007, among DB Structured Products, Inc., Aspen Funding Corp., and Newport Funding Corp., as Buyers, and NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, Acceleron Lending, Inc., and HomeView Lending, Inc., as Sellers

10.59	Master Repurchase Agreement, dated August 2, 2006, among Aspen Funding Corp., Newport Funding Corp., and Deutsche Bank Securities, Inc., as Buyers, and NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, and NovaStar Mortgage, Inc., as Sellers

10.60	Guaranty dated August 2, 2006, by NovaStar Financial, Inc., as Guarantor, in favor of Buyers

10.61	Amended and Restated Master Netting Agreement dated January 5, 2007, among DB Structured Products, Inc., Aspen Funding Corp., and Newport Funding Corp., and NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, Acceleron Lending, Inc., and HomeView Lending, Inc.

10.62	Master Repurchase Agreement dated May 19, 2006 between Greenwich Capital Financial Products, Inc., as Buyer, and NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers

10.62.1	Amendment Number One to Master Purchase Agreement, dated September 20, 2006, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers, and Greenwich Capital Financial Products, Inc., as Buyer

10.62.2	Amendment Number Two to Master Purchase Agreement, dated October 27, 2006, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers, and Greenwich Capital Financial Products, Inc., as Buyer

10.62.3	Amendment Number Three to Master Purchase Agreement, dated November 9, 2006, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers, and Greenwich Capital Financial Products, Inc., as Buyer

10.63	Master Repurchase Agreement dated June 30, 2006 between Greenwich Capital Financial Products, Inc., as Buyer, and NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corporation, as Sellers

10.64	Guaranty dated June 30, 2006, by NovaStar Financial, Inc., as Guarantor, in favor of Buyer

10.65(11)	Sales Agreement between NovaStar Financial, Inc. and Cantor Fitzgerald & Co., dated September 8, 2006

10.66	Employment Agreement between NovaStar Financial, Inc. and Todd M. Phillips, dated May 3, 2007

11.1(12)	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification—Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification—Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification—Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification—Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006.
(2)	Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (001-13533) filed by the Registrant with the SEC on November 29, 2006.
(3)	Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (001-13533) filed by the Registrant with the SEC on November 29, 2006.
(4)	Incorporated by reference to Exhibit 10.32 to Form 8-K filed by the Registrant with the SEC on March 28, 2007.
(5)	Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Registrant with the SEC on March 15, 2007.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
(7)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
(8)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
(9)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 1, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 1, 2007.
(11)	Incorporated by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the SEC on September 8, 2006.
(12)	See Note 18 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 10, 2007	/S/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

DATE: May 10, 2007	/s/ GREGORY S. METZ
Gregory S. Metz, Chief Financial Officer
(Principal Financial Officer)