Form 10-Q
period 2007-06-30
NOVASTAR FINANCIAL INC
filed 2007-08-09
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2007 was to 9,469,031.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	June 30, 2007	December 31, 2006

Assets
Cash and cash equivalents	$97,872	$150,522
Restricted cash	8,844	—
Mortgage loans – held-for-sale	448,150	1,741,819
Mortgage loans – held-in-portfolio, net of allowance of $100,096 and $22,452, respectively	3,415,303	2,116,535
Mortgage securities – available-for-sale	168,915	349,312
Mortgage securities – trading	368,022	329,361
Mortgage servicing rights	55,099	62,830
Deferred income tax asset, net	246,280	47,188
Servicing related advances	52,243	40,923
Warehouse notes receivable	3,114	39,462
Accrued interest receivable	39,698	37,692
Real estate owned	50,026	21,534
Derivative instruments, net	20,902	16,816
Other assets	75,211	74,269

Total assets	$5,049,679	$5,028,263

Liabilities and Shareholders’ Equity
Liabilities:
Short-term borrowings secured by mortgage loans	$313,968	$1,631,773
Short-term borrowings secured by mortgage securities	267,072	503,680
Other short-term borrowings	48,552	16,755
Asset-backed bonds secured by mortgage loans	3,391,037	2,067,490
Asset-backed bonds secured by mortgage securities	267,992	9,519
Junior subordinated debentures	83,307	83,041
Due to securitization trusts	120,138	107,043
Accounts payable and other liabilities	71,007	94,392

Total liabilities	4,563,073	4,513,693

Commitments and contingencies (Note 10)

Shareholders’ equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Common stock, 9,469,910 and 9,315,313 shares, issued and outstanding, respectively	95	93
Additional paid-in capital	746,502	742,028
Accumulated deficit	(270,496)	(263,572)
Accumulated other comprehensive income	10,963	36,548
Other	(488)	(557)

Total shareholders’ equity	486,606	514,570

Total liabilities and shareholders’ equity	$5,049,679	$5,028,263

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; dollars in thousands, except share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Interest income	$261,516	$217,463	$130,479	$132,791
Interest expense	160,764	92,191	81,884	65,262

Net interest income before provision for credit losses	100,752	125,272	48,595	67,529
Provision for credit losses	93,167	9,590	73,254	6,045

Net interest income (expense)	7,585	115,682	(24,659)	61,484

Other operating (expense) income:
(Losses) gains on sales of mortgage assets	(12,394)	23,318	(9,103)	23,285
Gains on derivative instruments	5,725	14,731	8,396	6,140
Fair value adjustments	(26,232)	4,236	(16,741)	1,866
Valuation adjustment on mortgage loans – held-for-sale	(24,560)	(137)	(4,363)	1,812
Impairments on mortgage securities – available-for-sale	(25,993)	(6,453)	(22,569)	(4,488)
Fee income	11,162	14,458	5,131	6,888
Premiums for mortgage loan insurance	(10,262)	(6,150)	(5,141)	(3,802)
Other income, net	1,623	372	643	218

Total other operating (expense) income	(80,931)	44,375	(43,747)	31,919

General and administrative expenses:
Compensation and benefits	56,666	61,153	25,846	32,786
Office administration	17,026	13,378	7,614	6,565
Professional and outside services	21,998	10,278	12,762	6,600
Loan expense	6,038	3,184	2,492	1,590
Marketing	10,161	1,385	4,128	732
Other	8,211	9,241	2,836	4,366

Total general and administrative expenses	120,100	98,619	55,678	52,639

(Loss) income from continuing operations before income tax (benefit) expense	(193,446)	61,438	(124,084)	40,764
Income tax (benefit) expense	(186,582)	864	(71,206)	5,443

(Loss) income from continuing operations	(6,864)	60,574	(52,878)	35,321
Loss from discontinued operations, net of income tax	—	(1,811)	—	(586)

Net (loss) income	(6,864)	58,763	(52,878)	34,735
Dividends on preferred shares	(3,326)	(3,326)	(1,663)	(1,663)

Net (loss) income available to common shareholders	$(10,190)	$55,437	$(54,541)	$33,072

Basic earnings per share:
(Loss) income from continuing operations available to common shareholders	$(1.09)	$6.99	$(5.84)	$4.07
Loss from discontinued operations, net of income tax	—	(0.22)	—	(0.07)

Net (loss) income available to common shareholders	$(1.09)	$6.77	$(5.84)	$4.00

Diluted earnings per share:
(Loss) income from continuing operations available to common shareholders	$(1.09)	$6.94	$(5.84)	$4.04
Loss from discontinued operations, net of income tax	—	(0.22)	—	(0.07)

Net (loss) income available to common shareholders	$(1.09)	$6.72	$(5.84)	$3.97

Weighted average basic shares outstanding	9,329	8,183	9,337	8,266

Weighted average diluted shares outstanding	9,329	8,246	9,337	8,330

Dividends declared per common share	$—	$11.20	$—	$5.60

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited; dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ Equity
Balance, January 1, 2007	$30	$93	$742,028	$(263,572)	$36,548	$(557)	$514,570
Cumulative effect adjustment from adoption of SFAS 157	—	—	—	5,430	—	—	5,430
Cumulative effect adjustment from adoption of SFAS 159	—	—	—	(1,131)	1,131	—	—
Cumulative effect adjustment from adoption of FIN 48	—	—	—	(1,072)	—	—	(1,072)
Forgiveness of founders’ notes receivable	—	—	—	—	—	69	69
Issuance of common stock, 35,094 shares	—	1	3,189	—	—	—	3,190
Issuance of stock under stock compensation plans, 119,504 shares	—	1	209	—	—	—	210
Compensation recognized under stock compensation plans	—	—	685	31	—	—	716
Dividends on preferred stock ($1.12 per share)	—	—	—	(3,326)	—	—	(3,326)
Other	—	—	391	8	—	—	399

Comprehensive income:
Net loss				(6,864)			(6,864)
Other comprehensive loss					(26,716)		(26,716)

Total comprehensive loss							(33,580)

Balance, June 30, 2007	$30	$95	$746,502	$(270,496)	$10,963	$(488)	$486,606

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) Income	$(6,864)	$58,763
Loss from discontinued operations	—	1,811

(Loss) income from continuing operations	(6,864)	60,574
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Amortization of mortgage servicing rights	17,275	15,421
Impairment of mortgage servicing rights	222	—
Retention of mortgage servicing rights	(9,766)	(12,396)
Impairment on mortgage securities – available-for-sale	25,993	6,453
Gains on derivative instruments	(5,725)	(14,731)
Depreciation expense	2,915	3,866
Losses on disposals of property and equipment	—	39
Amortization of deferred debt issuance costs	5,584	2,008
Compensation recognized under stock compensation plans	716	1,379
Provision for credit losses	93,167	9,590
Amortization of premiums on mortgage loans	8,826	3,147
Interest capitalized on loans held-in-portfolio	(23,065)	(8,628)
Forgiveness of founders’ promissory notes	69	69
Provision for deferred income taxes	(192,078)	(6,580)
Fair value adjustments	26,232	(4,236)
Valuation adjustment on mortgage loans – held-for-sale	24,560	137
Accretion of available-for-sale and trading securities	(57,630)	(81,065)
Losses (gains) on sales of mortgage assets	22,160	(10,922)
Originations and purchases of mortgage loans held-for-sale	(2,301,713)	(5,728,713)
Proceeds from repayments of mortgage loans held-for-sale	30,532	54,907
Proceeds from sales of mortgage loans held-for-sale to third parties	247,032	823,768
Proceeds from sales of mortgage loans held-for-sale in securitizations	1,331,299	2,041,732
Changes in:
Servicing related advances	(11,320)	(4,389)
Accrued interest receivable	(9,849)	(43,682)
Derivative instruments, net	1,842	2,020
Other assets	23,479	(59,260)
Accounts payable and other liabilities	9,658	1,826

Net cash used in operating activities from continuing operations	(746,449)	(2,947,666)
Net cash provided by operating activities from discontinued operations	—	3,369

Net cash used in operating activities	(746,449)	(2,944,297)

Continued

	For the Six Months Ended June 30,
	2007	2006
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities - available-for-sale	108,293	183,614
Proceeds from paydowns of mortgage securities - trading	14,604	2,953
Purchase of mortgage securities - trading	(17,748)	(52,325)
Proceeds from sale of mortgage securities - trading	7,422	11,223
Purchase of mortgage securities - available-for-sale	—	(1,922)
Proceeds from repayments of mortgage loans held-in-portfolio	471,694	117,832
Proceeds from sales of assets acquired through foreclosure	9,166	718
Cash used to collateralize letter of credit	(8,844)	—
Purchases of property and equipment	(2,929)	(824)

Net cash provided by investing activities	581,658	261,269

Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	2,111,415	2,366,796
Payments on asset-backed bonds	(475,952)	(117,843)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	3,150	53,077
Net change in short-term borrowings	(1,522,616)	304,306
Proceeds from issuance of junior subordinated debentures	—	33,918
Repurchase of common stock	—	(17)
Dividends paid on vested options	(530)	(763)
Dividends paid on preferred stock	(3,326)	(3,326)
Dividends paid on common stock	—	(88,941)

Net cash provided by financing activities from continuing operations	112,141	2,547,207
Net cash used in financing activities from discontinued operations	—	(2,935)

Net cash provided by financing activities	112,141	2,544,272

Net decrease in cash and cash equivalents	(52,650)	(138,756)
Cash and cash equivalents, beginning of period	150,522	264,694

Cash and cash equivalents, end of period	$97,872	$125,938

Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash paid for interest	$160,508	$86,403

Cash paid for income taxes	330	6,235

Cash received on mortgage securities – available-for-sale with no cost basis	3,296	2,923

Cash received for dividend reinvestment plan	—	2,097

Non-cash operating, investing and financing activities:

Cost basis of securities retained in securitizations	56,387	87,648

Transfer of loans to held-in-portfolio from held-for-sale	1,880,340	2,548,984

Transfer of mortgage securities – trading from mortgage securities – available-for-sale (A)	46,383	—

Assets acquired through foreclosure	52,787	3,832

Dividends payable	1,663	47,713

(A)	Transfer was made upon adoption of SFAS 159.

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (Unaudited)

Note 1. Financial Statement Presentation

NovaStar Financial, Inc. and its subsidiaries (the “Company”) operate as a specialty finance company that originates, purchases, securitizes, sells, invests in and services residential nonconforming loans and mortgage backed securities. The Company offers a wide range of mortgage loan products to “nonconforming borrowers,” who generally do not satisfy the credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, including U.S. government-sponsored entities such as Fannie Mae or Freddie Mac. The Company retains significant interests in the nonconforming loans originated and purchased through their mortgage securities investment portfolio. Historically, the Company has serviced all of the loans in which it retains interests through its servicing platform. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“the Code”), but has authorized termination of its status as a REIT effective January 1, 2008.

The Company’s condensed consolidated financial statements as of June 30, 2007 and for the six and three months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation, as follows.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of NovaStar Home Mortgage, Inc. and its branches (“NHMI”) through December 31, 2006, as discontinued operations in the condensed consolidated statements of operations for the six and three months ended June 30, 2006.

The Company created two new line items on the condensed consolidated statements of operations named “Fair value adjustments” and “Valuation adjustment on mortgage loans - held-for-sale” to separate activity which was previously reported in the “Other income, net” line item in the prior year period. These line items were created due to the materiality of the amounts recorded in the first and second quarters of 2007.

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

The Board of Directors declared a one-for-four reverse stock split of its common stock, providing shareholders of record as of July 27, 2007, with one share of common stock for each four shares owned. The reduction in shares resulting from the split was effective on July 27, 2007 decreasing the number of common shares outstanding to 9.5 million. Prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

Significant Liquidity Factors During the First Six Months of 2007

Cash and Availability Activities. The Company had $97.9 million in unrestricted cash and cash equivalents at June 30, 2007, which was a decrease of $52.7 million from December 31, 2006. The Company also had availability of $59.2 million as of June 30, 2007. Subsequent to June 30, 2007, the Company has been subject to additional margin calls and has total unrestricted cash and availability of approximately $103.6 million as of August 8, 2007. The following factors contributed to the Company’s change in cash position:

As a result of the 2007 subprime environment, the Company used up significant cash reserves during the six months ended June 30, 2007. The Company’s cash balances declined by approximately $52.7 million during the six months ended June 30, 2007 primarily due to margin calls, mortgage loan repurchases and normal business operations. As a result of the decrease in liquidity, the Company completed several strategic initiatives to attempt to ensure adequate liquidity levels for its business operations. One of those initiatives was the closing of a $100 million lending facility to provide financing for certain residual securities and mortgage servicing rights. The Company’s cash availability increased $56.2 million from December 31, 2006 due to the pledging of collateral under the $100 million facility.

Additionally, the Company closed a $1.9 billion comprehensive financing facility for the financing of substantially all of its mortgage assets. The Company’s intent for the near future is to solely use the $1.9 billion facility for its daily mortgage loan and security financing needs. Based on this intent, upon the closing of the comprehensive facility, the Company transferred all borrowings with its other lenders to Wachovia during the second quarter of 2007 except for its servicing advance facility. While the Company still maintains lending facilities with other financial institutions which have not expired, they currently are not being used with the exception of the servicing advance facility. Another transaction the Company entered into on July 16, 2007 as part of its strategic initiatives was the issuance of $48.8 million of convertible preferred stock to certain private investors to enhance its liquidity position. Subject to the terms of applicable agreements, the Company has the right to issue another $101.2 million of preferred stock in the last half of 2007. See Note 11 and Note 22 to the condensed consolidated financial statements for further discussion of the Company’s liquidity position and steps taken to help ensure the Company maintains adequate liquidity levels to help navigate through the current challenging environment.

During the first half of 2007, bond spreads on mortgage-backed securities widened as a result of investor concerns over deteriorating credit quality in the subprime mortgage market. This widening caused a significant decline in the fair value of the Company’s mortgage securities as well as its mortgage loans held-for-sale. Consequently, during the first half of 2007 the Company was subject to cash margin calls of approximately $86.6 million and $33.8 million on the Company’s mortgage securities and mortgage loans held-for-sale, respectively. The Company could continue to be subject to additional margin calls if the value of its mortgage assets declines further. From June 30, 2007 through August 8, 2007, the Company was subjected to margin calls of approximately $76.5 million due to the extremely volatile and less liquid secondary market which has adversely affected the values of the Company’s mortgage assets.

As the values of mortgage loans decreased in the first half of 2007, not only was the Company subject to cash margin calls but the cash the Company was required to invest in new originations increased at the time of funding. The Company had invested approximately $41.0 million and $40.4 million of cash in its mortgage loans held-for-sale on its balance sheet as of June 30, 2007 and December 31, 2006, respectively, which consists of the difference between the current principal on the loans and the lending value assigned to the loans by the Company’s lenders. Also contributing to this investment of cash is the fact that the Company is financing a larger balance of delinquent mortgage loans which have a lower lending value and consequently require a larger cash investment by the Company because the amount the Company can borrow against these assets is very low.

The Company also had significant cash outlays in 2007 to repurchase loans sold to third parties during 2006. When whole pools of mortgage loans are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. The cash the Company must have on hand to repurchase these loans is much higher than the principal amount of the loan as the Company generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Typically, repurchased loans will subsequently be financed on the Company’s warehouse repurchase agreements if eligible and then liquidated or sold. The Company paid $100.3 million in cash in the first half of 2007 to repurchase loans sold to third parties. Significant capital is tied up in these assets as the lending values assigned to these assets is usually much lower than newly originated loans and some may not be eligible for financing.

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

During the first six months of 2007, the Company also closed two loan securitizations. The net cash inflow from these transactions was $24.4 million. Generally, the Company’s securitizations are a net positive cash flow event due to the financing it receives on the residual security it retains.

Industry Overview and Known Material Trends

Described below are some of the marketplace conditions, known material trends and uncertainties that may impact the Company’s future results of operations as the Company moves into the third quarter of 2007.

Conditions in the secondary markets, which had stabilized throughout the second quarter, have worsened early in the third quarter as investor concerns increase over subprime asset quality and a weakening of the United States housing market. As a result of the many uncertainties in the subprime mortgage market (i.e. home price appreciation, home sales, credit quality, interest rates), bond investors continue to drive bond spreads dramatically wider in the first part of the third quarter. As a result, the capital markets remain very volatile and less liquid and, at times have been and may in the future be effectively unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company’s inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact investor’s willingness to purchase bonds backed by subprime loans and whole pools of mortgage loans, the profit margins of mortgage originations, and the amounts lenders are willing to finance on mortgage loans pending their sale or securitization. Until bond spreads return to more rational levels, it will be difficult for the Company to execute securitizations and loan sales at favorable prices. As a result, subsequent to the end of the second quarter the Company has been forced to further alter its business strategies and operations in response to market conditions. For example, due to the fact that the Company cannot sell or securitize the loans it originates at favorable prices, or at times at all, the Company has drastically reduced, and recently temporarily suspended for a few days, its mortgage origination volumes and has made adjustments to its pricing and underwriting guidelines. In addition, until the secondary market returns to more rational levels, the Company may elect or be required to further alter the scope or nature of its origination operations, further tighten its origination guidelines, further raise interest rates, further reduce workforce or take other actions to align its operations with the current market environment, including the sale of certain assets or businesses. The Company cannot currently predict the impact that any of those actions, if taken, would have on its financial condition, results of operations, liquidity or business prospects. In addition, the Company may experience additional mark-to-market losses on its mortgage securities – trading and mortgage loans – held-for-sale which would likely result in further margin calls under its financing facilities.

The Company’s liquidity position was also severely impacted because of the 2007 market disruptions. Recently, the Company’s principal lender effectively reduced the amount it can borrow against its mortgage loans to 94% of the principal of the loan. To the extent that the Company’s lenders further reduce the value of its mortgage assets securing its warehouse repurchase agreements or otherwise reduce the amount the Company can borrow against its assets, the Company could be subject to additional margin calls and the amounts it can borrow could be reduced, which could materially adversely affect the Company’s liquidity.

The Company initiated and completed a formal process to explore a range of strategic alternatives during the second quarter of 2007. Note 22 to the Condensed Consolidated Financial Statements contain a description of the agreements that resulted from this process. The transactions resulting from these agreements could also result in a “change in control” within the meaning of Section 382 of the Code, which may impact our ability to realize our deferred tax assets. To the extent that the Company is unable to consummate the transactions on the terms described in Note 22 and does not result in a change in control, its liquidity and financial condition will be materially adversely affected. In addition, current industry conditions may cause the Company to consider other additional alternatives.

As a result of the implementation of tighter origination guidelines, the Company’s origination volumes have substantially decreased in the first and second quarter of 2007. Loan originations were $2.2 billion and $0.8 billion during the six and three months ended June 30, 2007, respectively, as compared to $4.6 billion and $2.8 billion during the six and three months ended June 30, 2006, respectively. The Company expects that the changes it has made to its pricing and underwriting guidelines will restrict further the number of borrowers who qualify for its loans. As a result, it expects that its third quarter origination volume will be lower than in the second quarter and that its cost to fund loans will increase in the third quarter. Those changes may also expose the Company to further competition which could further adversely affect the Company’s origination business. By having lower originations, the Company necessarily will have fewer loans to securitize. Because the Company depends on its securitizations to increase the size of its mortgage securities portfolio, the Company expects that the size of its mortgage portfolio will decline in future periods as its older mortgage securities mature and the Company is unable to replace them with additional mortgage securities.

Industry-wide tightening of underwriting guidelines and increases in interest rates may decrease refinancing opportunities for existing borrowers, which may result in fewer loans and increased defaults by borrowers, particularly those facing a resetting of their existing loan to a higher monthly payment. If borrower defaults continue or increase, the Company’s financial condition, liquidity and business prospects will be further adversely affected.

The Company’s Board of Directors approved a formal plan to voluntarily revoke the Company’s REIT status effective January 1, 2008. In order to voluntarily revoke REIT status, the Company must file such revocation with the Internal Revenue Service within 90 days of the beginning of the first tax year for which the revocation is to be effective. The Company will continue to be subject to the REIT dividend distribution requirements for 2007 which require it to distribute at least 90 percent of its 2007 taxable income by the end of 2008 in order to retain its REIT status for 2007. The Company expects little or no taxable income in 2007. Once the Company is a C corporation, payment of future dividends will be at the discretion of its board of directors. As a result, shareholders should not expect to receive dividends, other than dividends with respect to the Company’s 2006 taxable income, at any time in the near future.

The Company has stated its intention to declare a dividend payable in preferred stock, the Company has not yet declared such a dividend with respect to its 2006 REIT taxable income. To timely meet the REIT dividend requirement, the Company must declare the dividend prior to the date it files its 2006 tax return and pay the dividend before the end of 2007. Because of recent volatility in the market price of our common stock and general stock market volatility, the Company may have difficulty valuing the preferred stock and determining definitive terms. If for any reason the Company is unable to timely declare or pay its 2006 REIT dividend, the IRS may revoke its status as a REIT. Such revocation would be retroactive to the beginning of 2006. Retroactive revocation of the Company’s REIT status would result in it becoming taxable as a C corporation for 2006 and subsequent years. Tax treatment of a C corporation is materially different from tax treatment as a REIT and thus the tax characterization of the Company’s transactions and calculations of its taxable income would be different than how it has reported them to you and the IRS. These differences could result, among other things, in the Company owing a tax liability (including penalties and interest) to the IRS, which could have a material adverse effect on the Company’s financial condition, results of operations and liquidity. In addition, if the Company is unable to declare this dividend for any reason, the Investors may not be obligated to purchase any shares of the Series D-2 Preferred Stock pursuant to the Standby Purchase Agreement, and the Company’s status as a REIT will be jeopardized. These events will further undermine the Company’s financial condition and business prospects.

Along with several other industry competitors, the Company terminated its 2/28 product in July 2007 due to investor, regulatory and rating agency concerns. The 2/28 product carries a fixed rate for the first two years of its life and then adjusts after two years based on an index rate. The Company intends to convert all of the 2/28 product existing in the Company’s mortgage loans - held-for-sale to a 3 year fixed product. The 2 year fixed product represents approximately 67% of the total principal of its mortgage loans – held-for-sale as of June 30, 2007. The Company does not expect this decision to have a material impact on its financial condition or results of operations. However, there can be no assurance that the Company will not have to further alter its existing products as a result of investor, regulatory or rating agency concerns and that such an alteration will not negatively affect its results of operations, liquidity or financial condition.

To the extent the Company is unable to consummate the transactions on the terms described in Note 22, or in the event of further deterioration in the mortgage-sector capital markets, the Company’s financial and operational viability may become increasingly uncertain. The Company may be required to further reduce or eliminate some of its operations or sell assets. The accompanying consolidated financial statements do not include any adjustments related to the effects of these uncertainties described above.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007 and elected to continue using the amortization method for measuring its servicing assets.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of accumulated deficit on January 1, 2007 and resulted in an increase to the Company’s accumulated deficit of $1.1 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. The Company adopted the provisions of SFAS 157 on January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 157 on the Company’s condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. The Company adopted SAB No. 108 on January 1, 2007 and has deemed the impact immaterial on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. The Company adopted the provisions of SFAS 159 on January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 159 on the Company’s condensed consolidated financial statements.

On July 24, 2007, the FASB released proposed Staff Position (FSP) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under FASB Statement No. 140, “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The proposed FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the proposed FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the proposed FSP effective as soon as practicable. This FSP would be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is not permitted.

During the first quarter of 2006, the Company purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of June 30, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on the Company’s condensed consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset-backed bond financing. Additionally, the Company is still evaluating FSP 140-d but believes there would be no material change to its financial statements based on this current proposal issued by the FASB.

Note 3. Mortgage Loans

Mortgage loans, all of which are secured by residential properties, consisted of the following as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Mortgage loans – held-for-sale:
Outstanding principal	$352,675	$1,631,891
Loans under removal of accounts provision	120,138	107,043
Net deferred origination costs (fees)	(945)	7,891
Allowance for the lower of cost or fair value	(23,718)	(5,006)

Mortgage loans – held-for-sale	$448,150	$1,741,819

Weighted average coupon	9.35%	8.69%

Percent of loans with prepayment penalties	60%	58%

Mortgage loans – held-in-portfolio:
Outstanding principal	$3,489,521	$2,101,768
Net unamortized deferred origination costs	28,094	37,219
Carrying value adjustment	(2,216)	—

Amortized cost	3,515,399	2,138,987
Allowance for credit losses	(100,096)	(22,452)

Mortgage loans – held-in-portfolio	$3,415,303	$2,116,535

Weighted average coupon	8.64%	8.35%

Percent of loans with prepayment penalties	62%	61%

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale is as follows for the six and three months ended June 30, 2007 and 2006, respectively (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$5,006	$3,530	$25,872	$5,549
Valuation adjustment on mortgage loans held-for-sale	24,560	137	4,363	(1,812)
Transfer from the reserve for loan repurchases	22,329	1,532	3,806	—
Transfer to cost basis of mortgage loans – held-in-portfolio	(14,843)	—	—	—
Reduction due to loans securitized or sold to third parties	(3,259)	—	(3,259)	—
Transfers to real estate owned	(10,075)	—	(7,064)	—
Charge-offs, net of recoveries	—	(1,462)	—	—

Balance, end of period	$23,718	$3,737	$23,718	$3,737

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the six and three months ended June 30, 2007 and 2006, respectively (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$22,452	$699	$34,911	$4,137
Provision for credit losses	93,167	9,590	73,254	6,045
Charge-offs	(16,524)	(503)	(8,941)	(390)
Recoveries	1,001	113	872	107

Balance, end of period	$100,096	$9,899	$100,096	$9,899

Note 4. Loan Securitizations and Loan Sales

The Company closed two mortgage loan securitizations during the six months ended June 30, 2007. NovaStar Mortgage Funding Trust (“NMFT”) Series 2007-2 was structured legally and for accounting purposes as a sale under SFAS No. 140. NovaStar Home Equity Series (“NHES”) Series 2007-1 was structured legally as a sale, but for accounting purposes was treated as a financing under SFAS No. 140. This securitization did not meet the qualifying special purpose entity criteria under SFAS No. 140 at the time of the securitization, but may meet the criteria at a future date which then would be accounted for as a sale. Accordingly, the loans remain on the Company’s balance sheet as “mortgage loans - held-in-portfolio”, retained interests are not created, and securitization bond financing replaces the short-term debt used to finance the loans. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Details of the Company’s loan securitization transaction structured for accounting purposes as a sale which closed during the six months ended June 30, 2007 are as follows (dollars in thousands):

	Net Bond Proceeds	Mortgage Servicing Rights	Subordinated Bond Classes	Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Loss Recognized
NMFT Series 2007-2	$1,331,299	$9,766	$56,387	$1,400,000	$4,161	$4,981

The Company retained interest-only, prepayment penalty and other subordinated interests in the underlying cash flows and servicing responsibilities from the financial assets transferred as part of the NMFT 2007-2 securitization. The value of the Company’s retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Details of the Company’s loan securitization transaction structured for accounting purposes as a financing which closed during the six months ended June 30, 2007 is as follows (dollars in thousands):

Securitization Name	Date Issued	Principal Balance of Loans Pledged	Bonds Issued (A)	Net Bond Proceeds	Interest Rate Spread Over One Month LIBOR (A)(B)
NHES 2007-1	February 28, 2007	$1,888,756	$1,794,386	$1,784,662	0.10%-1.75%

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The interest rate for the A-2A2 bond is fixed at 5.86%.

Loan Sales. The Company executes sales of loans to third parties with the related servicing on those loans released. Gains and losses on whole loan sales are recognized in the period the sale occurs. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment or, in some cases, any of the first three payments. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan is prepaid in its entirety in the first year. The Company records a reserve for losses on repurchased loans upon the sale of the mortgage loans which is included in the accounts payable and other liabilities line on the company’s condensed consolidated balance sheets.

Activity in the reserve for repurchases is as follows for the six and three months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$24,773	$2,345	$7,336	$1,802
Provision for repurchased loans	3,611	1,152	523	51
Transfer to the allowance for the lower of cost or fair value on mortgage loans – held-for-sale	(22,329)	(1,532)	(3,806)	—
Charge-offs, net	(2,543)	(205)	(541)	(93)

Balance, end of period	$3,512	$1,760	$3,512	$1,760

Note 5. Mortgage Securities – Available-for-Sale

As of June 30, 2007, mortgage securities – available-for-sale consist entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company. As of December 31, 2006 mortgage securities – available for sale contained residual securities as well as subordinated securities issued by securitization trusts sponsored by the Company. In previous years, the Company’s policy was to designate its residual securities as available-for-sale but as a result of the Company’s adoption of SFAS 155 on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement, the Company has designated the NMFT Series 2007-2 residual security as trading. As a result, the NMFT Series 2007-2 residual security qualifies for the scope exception provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Subordinated securities consist of rated bonds which are lower than other rated bonds on the capital structure. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of June 30, 2007	$162,877	$6,038	$—	$168,915	32.77%
As of December 31, 2006	310,760	39,683	(1,131)	349,312	41.84

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the six months ended June 30, 2007 and 2006, management concluded that the decline in value on certain securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $26.0 million and $22.6 million during the six and three months ended June 30, 2007, respectively, as compared to $6.5 million and $4.5 million during the same periods of 2006.

As of December 31, 2006, the Company had two subordinated available-for-sale securities with unrealized losses and fair values aggregating $46.7 million that were not deemed to be other-than-temporarily impaired. In accordance with the Company’s adoption of SFAS 159, these securities were transferred from “available-for-sale” to the “trading” classification on January 1, 2007 and the related unrealized losses of $1.1 million representing the cumulative effect adjustment were reclassified from accumulated other comprehensive income to accumulated deficit. As of June 30, 2007, the Company had no available-for-sale securities with unrealized losses and had no subordinated securities within its mortgage securities – available-for-sale.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of June 30, 2007 to mature in one to five years.

Note 6. Mortgage Securities – Trading

As of June 30, 2007, mortgage securities – trading consisted of residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. On December 31, 2006, mortgage securities – trading consisted only of subordinated securities that were purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted market prices. Refer to Note 9 for a description of the valuation methods as of December 31, 2006 and June 30, 2007. The following table summarizes the Company’s mortgage securities – trading as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of June 30, 2007
Subordinated securities pledged to CDO	$332,489	$309,624	$245,479
Other subordinated securities	102,625	88,648	67,627
Residual securities	N/A	54,738	54,916

Total	$435,114	$453,010	$368,022	13.89%

As of December 31, 2006	$365,898	$332,045	$329,361	13.12%

(A)	Calculated from the average fair value of the securities.

The Company recognized net trading losses of $89.7 million and $39.7 million for the six and three months ended June 30, 2007, respectively as compared to net trading gains of $4.2 million and $1.8 million for the same periods of 2006. These net trading (losses) gains are included in the fair value adjustments line on the Company’s condensed consolidated statements of operations.

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

During the six months ended June 30, 2007 the Company purchased four subordinated bonds with a fair value at the date of purchase of $22.0 million to include in NovaStar ABS CDO I.

In the second quarter of 2007 the Company sold three subordinated bonds with a fair value of $7.2 million to a third party. The Company realized losses on the sales of these securities of $3.1 million during the six and three months ended June 30, 2007.

As of June 30, 2007 and December 31, 2006 the Company had pledged all of its trading securities as collateral for financing purposes.

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

Details of the CDO transaction are as follows (dollars in thousands):

Securitization Name	Date Issued	Par Amount of Securities Pledged (A)	Bonds Issued (B)	Net Bond Proceeds (B)	Interest Rate Spread Over Three Month LIBOR (B)
NovaStar ABS CDO I	February 8, 2007	$374,862	$331,500	$326,753	0.32%-2.25%

(A)	The amount shown includes subordinated bonds retained by the Company.
(B)	The amounts shown do not include the Class D and subordinated bonds retained by the Company.

Note 8. Mortgage Servicing Rights

The Company records mortgage servicing rights (“MSR’s”) arising from the transfer of loans to the securitization trusts.

The following table summarizes the carrying value of mortgage servicing rights and the activity during the six and three months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$62,830	$57,122	$52,499	$50,983
Amount capitalized in connection with transfer of loans to securitization trusts	9,766	12,396	9,766	10,138
Amortization	(17,275)	(15,421)	(7,965)	(7,024)
(Additions) reductions to the valuation allowance	(222)	—	799	—

Balance, end of period	$55,099	$54,097	$55,099	$54,097

The following table summarizes the activity to the valuation allowance for impairment of MSR’s for the six and three months ended June 30, 2007 (dollars in thousands):

	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2007
Balance, beginning of period	$—	$1,021
Provision for impairments	1,021	—
Reversal of temporary impairments	(799)	(799)

Balance, end of period	$222	$222

The estimated fair value of the MSR’s aggregated $66.6 million and $60.0 million at June 30, 2007 and June 30, 2006, respectively. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of June 30, 2007 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 4.3% and an annual prepayment rate of 43%. The fair value as of June 30, 2006 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 2.0% and an annual prepayment rate of 49%.

At June 30, 2007 the amortized cost basis on certain stratifications of the Company’s MSR’s exceeded their fair value. The Company recognized a net impairment of $0.2 million for the six months ended June 30, 2007 after recording a reversal of temporary impairments of $(0.8) million during the three months ended June 30, 2007. These amounts are included in the fee income line item on the condensed consolidated statements of operations. The Company did not recognize an impairment on MSR’s during the six and three months ended June 30, 2006.

The Company receives annual servicing fees approximating 0.50% of the outstanding balance. Servicing fees received from the securitization trusts were $29.7 million and $13.4 million for the six and three months ended June 30, 2007, respectively, as compared to $29.8 million and $14.1 million for the same periods of 2006. These amounts are included in the fee income line item on the condensed consolidated statements of operations.

The Company holds, as custodian, principal and interest collected from borrowers on behalf of the securitization trusts, as well as funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company and are held in trust. The Company held, as custodian, $382.7 million and $658.0 million at June 30, 2007 and 2006, respectively.

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

The Company recognized a cumulative-effect adjustment resulting from the Company’s change in policies to measure fair value of trading securities upon adoption of SFAS 157. Specifically, the Company began using quoted market prices which constitute the Company’s highest and best execution for its trading securities as compared to the midpoint of mid-market pricing which was used at December 31 2006.

Detailed below are the December 31, 2006 carrying values prior to adoption, the transition adjustments booked to opening accumulated deficit and the fair values (that is, the carrying values at January 1, 2007 after adoption) for the trading securities the Company held at January 1, 2007: (dollars in thousands):

Description	December 31, 2006 (Carrying value prior to adoption)	Cumulative-effect Adjustment to January 1, 2007 Accumulated Deficit	January 1, 2007 (Carrying value after adoption)
Mortgage securities – trading	$329,361	$5,430	$334,791

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities - trading	$368,022	$—	$313,106	$54,916
Mortgage securities – available-for-sale	168,915	—	—	168,915
Derivative instruments, net	20,902	—	20,902	—

Total Assets	$557,839	$—	$334,008	$223,831

Liabilities
Asset-backed bonds secured by mortgage securities	$267,992	$—	$267,992	$—

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to June 30, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$—	$—	$—
Increases (decreases) to mortgage securities-trading:
New securities retained in securitizations	56,387	226	56,613
Accretion of income	654	—	654
Proceeds from paydowns of securities	(2,303)	—	(2,303)
Mark-to-market value adjustment	—	(48)	(48)

Net increase to mortgage securities	54,738	178	54,916

As of June 30, 2007	$54,738	$178	$54,916

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to June 30, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	34,689	—	34,689
Proceeds from paydowns of securities (A) (B)	(108,765)	—	(108,765)
Impairment on mortgage securities - available-for-sale	(25,993)	25,993	—
Mark-to-market value adjustment	—	(59,638)	(59,638)

Net decrease to mortgage securities	(147,883)	(32,514)	(180,397)

As of June 30, 2007	$162,877	$6,038	$168,915

(A)	Cash received on mortgage securities with no cost basis was $3.3 million for the six months ended June 30, 2007.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2007 and December 31, 2006 the Company had receivables from securitization trusts of $21.7 million and $21.2 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis. Also the Company had receivables from securitization trusts of $0.2 million and $0.7 million related to mortgage securities with a zero cost basis as of June 30, 2007 and December 31, 2006, respectively.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of June 30, 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$45,399	$—	$—	$45,399
Real estate owned	50,026	—	—	50,026
Mortgage servicing rights	9,434	—	—	9,434

Total	$104,859	$—	$—	$104,859

Mortgage loans held-for-sale have a carrying value of $448.2 million as of June 30, 2007 of which $45.4 million were written down to fair value with the remaining balance recorded at cost. The loans which are carried at fair value had a cost basis of $69.1 million. The Company recorded a valuation adjustment of $24.6 million and $4.4 million for the six and three months ended June 30, 2007.

At the time a mortgage loan held-for-sale or held-in-portfolio becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-for-sale, any valuation adjustments are recorded to earnings in the “(losses) gains on sales of mortgage assets” line item of the Company’s condensed consolidated statements of operations. For mortgage loans held-in-portfolio, any valuation adjustments at the time the loan becomes real estate owned is charged to the allowance for credit losses. Any subsequent valuation adjustments are recorded to earnings in the “(losses) gains on sales of mortgage assets” line item of the Company’s condensed consolidated income statements. During the six and three months ended June 30, 2007, the Company recorded $5.1 million and $3.7 million, respectively, of losses due to valuation adjustments in its condensed consolidated statements of operations.

MSR’s have a carrying value of $55.1 million as of June 30, 2007 of which $9.4 million were written down to fair value with the remaining balance recorded at amortized cost. Periodically, the Company evaluates the carrying value of originated MSR’s based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR’s the Company stratifies the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The Company recorded a net impairment of $0.2 million for the six months ended June 30, 2007 related to the stratums which had a fair value lower than amortized cost.

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of June 30, 2007 (dollars in thousands):

			Fair Value Adjustments Included In Current Period Earnings
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Income Statement Line Item Impacted	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2007
Mortgage securities - trading	Recurring	Fair value adjustments	$(89,740)	$(39,681)
Mortgage securities – available-for-sale	Recurring	Impairment on mortgage securities – available-for-sale	(25,993)	(22,569)
Derivative instruments, net	Recurring	Gains on derivative instruments	3,442	7,405
Asset-backed bonds secured by mortgage securities	Recurring	Fair value adjustments	63,508	22,940
Mortgage loans-held-for-sale	Nonrecurring	Valuation adjustment on mortgage loans – held-for-sale	(24,560)	(4,363)
Real estate owned	Nonrecurring	(Losses) gains on sales of mortgage assets	(5,055)	(3,651)
Mortgage servicing rights	Nonrecurring	Fee income	(222)	799

Total Fair Value Losses Included in Current Period Earnings			$(78,620)	$(39,120)

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. Fair value for the subordinated securities classified as trading is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the inactive and illiquid nature of the market for these securities. The Company recorded a cumulative-effect adjustment to its accumulated deficit of $5.4 million which represented a gain on its mortgage securities - trading as part of the adoption of FAS 157 on January 1, 2007. This cumulative-effect adjustment resulted from the Company’s change in policies to use quoted market prices which constitute the Company’s highest and best execution as compared to the midpoint of mid-market pricing at December 31, 2006.

In addition, upon the closing of its NMFT Series 2007-2 securitization, the Company classified the residual security it retained as trading. Management estimates the fair value of its residual securities by discounting the expected future cash flows of the collateral and bonds. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3. See “Mortgage securities – available-for-sale” for further discussion of the Company’s valuation policies relating to residual securities.

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of June 30, 2007. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses two methodologies for determining the initial value of its residual securities 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retains in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjusts the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

Asset-backed bonds secured by mortgage securities. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities - trading. Fair value is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the inactive and illiquid nature of the market.

Mortgage loans - held-for-sale. Mortgage loans - held-for-sale are carried at the lower of cost or fair value. For current performing loans and loans less than 90 days delinquent, the Company estimates fair value by discounting projected cash flows using market discount rates at which similar pools of loans would be discounted in the market. The cash flows are based on management’s assumptions including credit losses and prepayment speeds. For loans which are delinquent greater than 90 days, the Company estimates fair value at their liquidation value less selling costs using management’s assumptions which include the frequency and severity of losses. The frequency and severities are based on historical performance data for similar assets. For any pool of loans within the two categories described above which have been sold and have yet to settle, the Company uses the sales price of the transaction as its estimate of fair value.

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

Removal of accounts provision/Due to trusts. The removal of accounts provision and due to trusts line items are carried at fair value and consist of loans in securitization trusts which are between 90 and 119 days past due. As of June 30, 2007 the removal of accounts provision had a fair value of $120.1 million, which was included in the “mortgage loans – held for sale” line on the condensed consolidated balance sheet. The offsetting liability of $120.1 million is reflected by the “due to securitization trusts” line on the condensed consolidated balance sheet as of June 30, 2007. The Company estimates fair value of the mortgage loans at their liquidation value less selling costs using management’s assumptions which include frequencies and severities. The frequencies and severities are based on historical performance data for similar assets. The carrying amount of the removal of accounts provision asset and the due to trusts liability will always be equal and offsetting. Therefore, there is never a net income effect on the Company’s condensed consolidated income statements for these line items.

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

On January 1, 2007, the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities” line item on the condensed consolidated balance sheets. The Company recognized a fair value adjustment of $63.5 million and $22.9 million for the six and three months ended June 30, 2007, respectively, which is included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

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

The Company also reclassified its cash flows from purchases and sales of mortgage securities – trading from the operating activities section to the investing activities section of the condensed consolidated statements of cash flows as a result of the adoption of SFAS 159.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the impact of electing the fair value option for the six months ended June 30, 2007 (dollars in thousands):

Description	Unpaid Principal Balance as of June 30, 2007	Gain Recognized	Balance at Fair Value
Asset-backed bonds secured by mortgage securities	$331,500	$63,508	$267,992

The $63.5 million gain was recorded directly to the “Fair value adjustments” line item within the condensed consolidated statements of operations as this CDO closed in the first quarter of 2007. Therefore, there was no cumulative-effect adjustment to retained earnings related to this transaction. Substantially all of the $63.5 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the first six months of 2007.

In accordance with SFAS 159, debt issuance costs are current period expenses and are not amortized over the life of the debt on a level-yield basis. The $4.7 million in expenses the Company incurred as part of the issuance of NovaStar ABS CDO I were included in the professional and outside services line item on the condensed consolidated statements of operations for the six months ended, June 30, 2007.

Note 10. Commitments and Contingencies

Commitments. The Company has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. At June 30, 2007, the Company had outstanding commitments to originate loans of $232.7 million. The Company had no commitments to sell or purchase loans at June 30, 2007. At December 31, 2006, the Company had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. The Company had no outstanding commitments to sell loans at December 31, 2006. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company maintained a $3.5 million reserve related to these guarantees as of June 30, 2007 compared to a $24.8 million reserve as of December 31, 2006. During the first six months of 2007, the Company sold $244.1 million of loans at par with recourse for borrower defaults compared to $793.1 million for the same period of 2006. During the first six months of 2007 the Company paid $100.3 million in cash to repurchase loans sold to third parties compared to $8.8 million for the same period of 2006.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of June 30, 2007 and December 31, 2006, the Company had loans sold with recourse with an outstanding principal balance of $11.6 billion and $12.6 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

Contingencies. In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising under a California statute permitting lawsuits by a competitor. Plaintiff amended its complaint subsequently to allege also that Defendants engaged in unfair competition under a different California statute and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. NHMI is currently reviewing its alternatives and will first ask the trial court to overturn the verdict because NHMI does not believe the verdict is supported by the evidence. Absent such a decision NHMI is currently reviewing its various options for appeal. There can be no assurances that these efforts will be successful. NHMI has a variety of alternative legal steps that can be taken. As such, it is too early in the process to determine that a liability is probable or estimatable and it is not reasonably possible to determine the outcome, therefore, the Company has not recorded any liability or corresponding charge to earnings related to this case.

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action, and the Company’s petition for permission to appeal the class certification decision has been denied but is the subject of a pending petition for rehearing. The Company believes that these claims are without merit and continues to vigorously defend against them.

In the wake of the securities class action, the Company has also been named as a nominal defendant in several derivative actions brought against certain of the Company’s officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to the Company for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The parties have reached a settlement of the derivative actions under which the Company agrees to adopt certain corporate governance measures and the Company’s insurance carrier will pay attorney’s fees to plaintiffs’ counsel. The settlement agreement is subject to court approval. Notice of the settlement terms has been provided to shareholders, and a hearing for final court approval of the settlement is scheduled for September 19, 2007.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement. On June 22, 2007, the parties signed a settlement agreement that provides for a claims-made settlement class. The settlement agreement must be approved by the U.S. District Court for the Southern District of Georgia in Savannah, Georgia. On July 11, 2007, the district court tentatively approved the agreement and set a fairness hearing to consider final approval of the proposed settlement on September 14, 2007. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Accounts payable and other liabilities” on the Company’s consolidated balance sheet.

In December 2005, a putative class action was filed against NovaStar Mortgage, Inc. (“NMI”) in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. For business reasons, NMI entered into a settlement agreement with the plaintiffs on June 21, 2007. The agreement, which must be approved by the district court, calls for NMI to pay class members $3.3 million and to pay $1.8 million in attorneys’ fees. On June 27, 2007, the district court tentatively approved the settlement agreement and scheduled a hearing for September 28, 2007 to consider final approval of the settlement.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against the Company in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that the Company maintains corporate policies of not making loans on Indian reservations, or dwellings used for adult foster care or on rowhouses in Baltimore, Maryland that violates the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, the Company responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. That motion is pending resolution by the court. The Company believes that these claims are without merit and will vigorously defend against them.

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

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against the Company and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The Company believes that these claims are without merit and will vigorously defend against them.

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

While management, including internal counsel, currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on the Company’s financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Note 11. Short-term Borrowings,

As of June 30, 2007, the Company continues to fail to satisfy the profitability covenant under one of its warehouse financing facilities. The Company’s GAAP net income, determined on a pre-tax basis, was not greater than $1 for the six months ended June 30, 2007 and it has been unable to obtain a modification or waiver of this requirement. Therefore, the $1 billion of borrowing capacity under this facility is not available to the Company so long as the Company remains out of compliance. The Company had no borrowings outstanding under this facility as of June 30, 2007 and, thus, the breach has not triggered any cross-default provisions with its other warehouse facilities, and thus did not permit those lenders to accelerate all amounts then outstanding under those facilities. On May 1, 2007, the lender under this facility delivered a notice of default to the Company demanding payment of $2.9 million representing fees owed under the agreement and notifying the Company that it was applying $2.9 million in cash that it held as collateral towards this amount.

As a result of the significant decline in the Company’s liquidity position, in April 2007, the Company executed a Master Repurchase Agreement (2007 Residual Securities) (the “Residual Securities Facility’) with Wachovia Investment Holdings, LLC and Wachovia Capital Markets, LLC ( “Wachovia Capital”), providing for the financing of certain of the Company’s existing residual securities and the Company also executed a Master Repurchase Agreement (2007 Servicing Rights) (the “Servicing Rights Facility”) with Wachovia Bank, NA and Wachovia Capital (collectively, with Wachovia Investment Holdings, LLC and their respective affiliates, “Wachovia”), providing for the financing of certain mortgage servicing rights.

The maximum amount that may be outstanding at any time under the Residual Securities Facility and the Servicing Rights Facility is $40 million and $70 million, respectively, which amounts will be reduced if and to the extent necessary so that the aggregate amount outstanding from time to time under both the Residual Securities Facility and Servicing Rights Facility does not exceed $100 million. The advance rate under each facility is up to 60% of the fair value of the assets securing the facility, as determined from time to time by Wachovia. The interest rate under the Residual Securities Facility is LIBOR plus 3.5% and the interest rate under the Servicing Rights Facility is LIBOR plus 3.75%. Loan proceeds from these facilities will be used for general corporate purposes. Each of these facilities has a term of 364 days, subject to automatic renewal for another 364 days unless Wachovia gives at least 120 days notice of its intention to terminate the facility on the maturity date. The Company is required to notify Wachovia of any margin calls under any repurchase facilities the Company has with any third parties in excess of $5 million in the aggregate, in which event Wachovia will have the option to increase the aggregate amount available under other financing facilities between the Company and Wachovia and cause the Company to place the assets subject to the margin call on such facilities. Upon a change of control, Wachovia has the right to terminate the facilities and require the payment of a termination fee.

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

In May 2007, the Company executed a $1.9 billion comprehensive financing facility arranged by Wachovia Capital. The facility expands and replaces the whole-loan and securities repurchase agreements previously existing between Wachovia and the Company, other than the Servicing Rights Facility and the Residual Securities Facility. The intent of the comprehensive facility was to put in place a financing facility that enables the Company to primarily use Wachovia for its borrowing needs. Based on this intent, upon the closing of the comprehensive facility, the Company transferred all borrowings with its other lenders to Wachovia during the second quarter of 2007 except for its servicing advance facility. As the Company’s lending facilities held with other lenders besides Wachovia expire throughout 2007, the aggregate credit limit available to the Company would decrease from $4.0 billion to $2.0 billion assuming the Company does not renew the facilities. The $2.0 billion credit limit with Wachovia could be increased in the event the Company needs additional borrowing capacity but only upon Wachovia’s approval.

The $1.9 billion facility consists of the following separate agreements (collectively, the “Agreements”): (1) a Whole Loan Master Repurchase Agreement; (2) a Securities Master Repurchase Agreement (Investment Grade); and (3) a Securities Master Repurchase Agreement (Non Investment Grade). The aggregate purchase price under each individual Agreement will reduce availability under the other Agreements such that the maximum aggregate purchase price under all Agreements at any point in time will not exceed $1.9 billion. Financing capacity under the Agreements is in addition to the aggregate $100 million financing capacity under the Servicing Rights Facility and the Residual Securities Facility.

The Agreements are cross-collateralized with each other and all other repurchase and similar financing facilities between the Company and Wachovia, including the Servicing Rights Facility and the Residual Securities Facility. The Company was required to pay Wachovia a structuring fee in connection with the Agreements and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by the Company or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

Under the Whole Loan Master Repurchase Agreement, the specific advance rate applicable to a particular asset depends on, among other matters, the type, age and performance of such asset and, in some cases, the Company’s level of liquidity. For recently originated mortgage loans under which there has been no delinquency in any of the first three monthly payments following origination, the advance rate under this Agreement is generally between 95% and 98% of the market value of such loan and such advances will bear interest at one-month LIBOR plus 0.65%. For other mortgage loans and real estate owned, the advance rate is generally between 65% to 95% of market value, but may be lower pending Wachovia’s review of a particular asset, and such advances bear interest at a rate ranging between one-month LIBOR plus 0.65% to one-month LIBOR plus 2%. In addition, advance rates for mortgage loans and real estate owned are subject to additional but similar limitations based upon the outstanding principal balance of the mortgage loan or the appraised value of the real estate owned and, in some cases, additional but similar limitations based upon the Company’s valuation of the asset, cost, or committed sale price.

The advance rate under the Non-Investment Grade Securities Facility is up to 65% of the market value of the mortgage securities securing the advance. The interest rate applicable to such advances will range from one-month LIBOR plus 1% to one-month LIBOR plus 2.5%, depending on the type of mortgage securities securing the advance.

The advance rate under the Investment Grade Securities Facility ranges from 70% to 97% of the market value of the securities securing the advance. The interest rate applicable to such advances will range from one-month LIBOR to one-month LIBOR plus 0.65%, depending on the type of securities securing the advance.

All of the Company’s credit facilities include numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. Events of default under these facilities include material breaches of representations or warranties, failure to comply with covenants, material adverse effects upon or changes in the Company’s business, assets, or financial condition, and other customary matters. Events of default under certain of the Company’s facilities also include termination of its status as servicer with respect to certain securitized loan pools, certain downgrades in its servicer ratings and failure to maintain profitability over consecutive quarters. If the Company was unable to make the necessary representations and warranties at the time the Company need financing, the Company would not be able to obtain needed funds. In addition, if the Company breaches any covenant or an event of default otherwise occurs under any credit facility under which borrowings are outstanding, the lenders under all existing credit facilities could demand immediate repayment of all outstanding amounts because all of the Company’s credit facilities contain cross-default provisions. As discussed previously, as of June 30, 2007, the Company continued to fail to satisfy the profitability covenant under one of the Company’s warehouse financing facilities which requires GAAP net income, determined on a pre-tax basis, to be greater than $1 for the six months ended June 30, 2007. The Company has been unable to obtain a modification or waiver of this requirement; therefore, the borrowing capacity under this facility is not available to the Company so long as it remains out of compliance. The Company currently has no borrowings outstanding under this facility. On May 1, 2007, the lender under this facility delivered a notice of default to the Company demanding payment of $2.9 million representing fees owed under the agreement and notifying the Company that it was applying $2.9 million in cash that it held as collateral towards this amount.

While management believes the Company is in compliance with all other covenants as of June 30, 2007, any future breach or non-compliance could have a material adverse effect on the Company’s financial condition.

Note 12. Issuance of Capital Stock and Reverse Stock Split

The Board of Directors declared a one-for-four reverse stock split of its common stock, providing shareholders of record as of July 27, 2007, with one share of common stock in exchange for each four shares owned. The reduction in shares resulting from the split was effective on July 27, 2007 decreasing the number of common shares outstanding to 9.5 million. Current and prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

The Company sold 35,094 shares of its common stock during the six months ended June 30, 2007 under its Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”). Net proceeds of $3.2 million were raised under these sales of common stock. The Company suspended the DRIP during the first quarter of 2007.

During the first six months of 2007, 119,504 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.2 million were received under these issuances.

Note 13. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the six and three months ended June 30, 2007 and 2006 (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(6,864)	$58,763	$(52,878)	$34,735
Other comprehensive loss:
Change in unrealized loss on mortgage securities – available-for-sale, net of tax	(44,658)	(34,966)	(35,799)	(24,651)
Change in unrealized gain on derivative instruments used in cash flow hedges, net of tax	631	3,595	723	3,595
Impairment on mortgage securities - available-for-sale reclassified to earnings, net of tax	17,572	6,453	14,176	4,488
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings, net of tax	(261)	(258)	(131)	(258)

Other comprehensive loss	(26,716)	(25,176)	(21,031)	(16,826)

Total comprehensive (loss) income	$(33,580)	$33,587	$(73,909)	$17,909

Note 14. Interest Income

The following table presents the components of interest income for the six and three months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Interest Income:
Mortgage securities	$60,348	$83,988	$28,634	$41,413
Mortgage loans held-for-sale	59,288	69,144	19,623	35,960
Mortgage loans held-in-portfolio	123,740	48,409	73,760	46,607
Other interest income (A)	18,140	15,922	8,462	8,811

Total interest income	$261,516	$217,463	$130,479	$132,791

(A)	Other interest income includes interest earned on funds the Company holds as custodian, interest from corporate operating cash and interest earned on the Company’s warehouse notes receivable.

Note 15. Interest Expense

The following table presents the components of interest expense for the six and three months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Interest expense:
Short-term borrowings secured by mortgage loans	$44,231	$65,801	$15,371	$43,034
Short-term borrowings secured by mortgage securities	12,446	2,802	6,159	1,856
Other short-term borrowings	857	21	612	21
Asset-backed bonds secured by mortgage loans	91,306	17,672	52,555	17,344
Asset-backed bonds secured by mortgage securities	7,867	3,023	5,152	1,206
Junior subordinated debentures	4,057	2,872	2,035	1,801

Total interest expense	$160,764	$92,191	$81,884	$65,262

Note 16. Exit or Disposal Activities

On March 14, 2007 and June 1, 2007, management of the Company committed the Company to a workforce reduction pursuant to plans of termination (the “Plans”). The Company undertook these Plans to align its organization with changing conditions in the mortgage market. The Plans resulted in the elimination of approximately 437 positions in the first half of 2007. The Plans will conclude during the third quarter of 2007.

The Company recorded a $3.7 million and $0.7 million pre-tax charge to earnings for these Plans during the six and three months ended June 30, 2007, respectively. These amounts are included in the compensation and benefits line item of the Company’s condensed consolidated statements of operations and it impacts the Company’s mortgage lending segment. The total pre-tax charge to earnings consists primarily of one-time employment termination benefits. The Company’s liability balance at June 30, 2007 related to these Plans was $0.3 million which is included in the accounts payable and other liabilities line item on the condensed consolidated balance sheets.

The following is a reconciliation of the liability balance for the six months ended June 30, 2007 (dollars in thousands):

Beginning liability balance	$—
Recognition of the liability and charge to expense upon commencement of the Plan	3,696
Benefits paid during the period	(3,364)

Ending liability balance for amounts that will be paid in the third quarter of 2007	$332

Note 17. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations for the six and three months ended June 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Current:
Federal	$4,897	$6,781	$4,037	$11,820
State and local	599	663	493	1,170

Total current	5,496	7,444	4,530	12,990

Deferred: (A)
Federal	(170,911)	(6,004)	(67,522)	(6,880)
State and local	(21,167)	(576)	(8,214)	(667)

Total deferred	(192,078)	(6,580)	(75,736)	(7,547)

Total income tax (benefit) expense	$(186,582)	$864	$(71,206)	$5,443

(A)	Does not reflect the deferred tax effects of unrealized gains and losses on mortgage securities-available-for-sale and derivative financial instruments that are included in shareholders’ equity except for amounts recognized by the REIT of $6.8 million and $(4.4) million for the six and three months ended June 30, 2007, respectively. As a result of these tax effects, shareholders’ equity (increased) decreased by $(6.2) million and $5.1 million in the six months ended June 30, 2007 and 2006, respectively. Includes $117.0 million and $32.8 million of net deferred tax benefit (federal and state) recognized by the REIT for the six and three months ended June 30, 2007, respectively, as a result of the Company’s decision to revoke its REIT election effective January 1, 2008.

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35 percent to the Company’s actual income tax expense (benefit) and resulting effective tax rate from continuing operations for the six and three months ended June 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Income tax at statutory rate	$(67,706)	$21,504	$(43,429)	$14,268
Benefit of REIT election	3,118	(20,698)	7,837	(9,120)
State income taxes, net of federal tax benefit (A)	(13,369)	57	(5,018)	327
Tax effect of REIT revocation effective January 1, 2008	(108,592)	—	(30,496)	—
Other	(33)	1	(100)	(32)

Total income tax (benefit) expense	$(186,582)	$864	$(71,206)	$5,443

(A)	The six and three months ended June 30, 2007 includes a $8.4 million and a $2.3 million, respectively, state deferred tax benefit, (net of federal benefit) recognized by the REIT as a result of the Company’s decision to revoke its REIT election effective January 1, 2008.

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2007 and December 31, 2006 were as follows (dollars in thousands):

	June 30, 2007 (A)	December 31, 2006
Deferred tax assets:
Basis difference – investments	$122,801	$10,639
Federal net operating loss carryforwards	106,665	19,055
State net operating loss carryforwards	11,844	2,474
Allowance for loan losses	9,247	—
Deferred compensation	9,227	8,158
Other	8,191	6,630
Excess inclusion income	4,260	10,884
Loan sale recourse obligations	1,261	9,272
Mark-to-market adjustment on loans	—	7,866

Gross deferred tax asset	273,496	74,978
Valuation allowance	(3,345)	(685)

Deferred tax asset	270,151	74,293

Deferred tax liabilities:
Mortgage servicing rights	20,762	23,675
Unrealized gain on available-for-sale securities	2,458	1,855
Other	651	1,575

Deferred tax liability	23,871	27,105

Net deferred tax asset	$246,280	$47,188

(A)	Includes $117.0 million of net deferred tax assets (federal and state) recognized by the REIT, as a result of the Company’s decision to revoke its REIT election effective January 1, 2008.

NovaStar Financial, Inc. (“NFI”) has elected to be treated as a REIT for federal income tax purposes and, as such, is not required to pay any corporate level income taxes as long as NFI remains a REIT and distributes 100 percent of its taxable income in the form of dividend distributions to its shareholders.

Deferred taxes are required to be determined for each tax-paying component of a consolidated entity. The REIT and the taxable REIT subsidiary (“the TRS”) have previously been viewed as two separate components for this purpose. Historically, the Company has recorded deferred taxes only at the TRS. Conversely, prior to 2007, the Company has not recorded deferred taxes at the REIT because of its intent to operate NFI as a REIT.

On May 3, 2007, the Company’s Board of Directors approved a resolution enabling management to take the necessary steps to revoke NFI’s REIT election effective January 1, 2008. Management intends to carry out this plan.

The decision to revoke NFI’s REIT status was based on several significant factors. First, operating as a REIT restricts the Company’s ability to operate its business. The REIT source of income tests and diversification of assets tests not only limits the Company’s ability to hedge its interest rate risk, but also unduly restricts the Company’s ability to efficiently manage its portfolio management business. Second, since the Company is required to distribute most of its earnings in the form of dividends to shareholders to comply with REIT distribution requirements, the Company’s ability to retain capital to grow its business is significantly reduced. Third, the Company’s projections demonstrate that it will not generate taxable income at the REIT from 2007 through 2011. This is due primarily to the expected reversal of deductible temporary differences that have accumulated over the past several years. In years prior to 2007, the Company experienced significantly higher taxable income compared to financial statement income. This was due primarily to timing differences between financial statement and income tax recognition of income and losses on the Company’s portfolio of interest-only mortgage securities. Without taxable income, the Company will not have a requirement to distribute dividends to shareholders.

Because of the Company’s decision to revoke NFI’s REIT status effective January 1, 2008, the Company scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during the Company’s final calendar year as a REIT and for amounts to be realized in subsequent taxable years. NFI will be taxable as a C corporation in the tax year the revocation of its REIT election is effective (2008) and for subsequent taxable years. Accordingly, NFI recorded deferred taxes as of June 30, 2007 based on estimated cumulative temporary differences at January 1, 2008 that are expected to reverse in a subsequent taxable year.

All differences between financial statement carrying amounts and tax bases (i.e. cumulative temporary differences or “CTD’s”) accumulated as of December 31, 2006 were based on actual financial statement balances and the Company’s best estimate of income tax balances, as the Company has yet to file its 2006 REIT income tax return. These CTD’s were then rolled forward through January 1, 2008 for what the Company estimates to be realized on NFI’s final REIT return for 2007. In rolling forward the projected CTD’s, the Company used estimates based on calendar year 2007 projections of financial statement income, securitization activity, interest income, bad debt expenses, and other estimates. Such estimates were derived from information best available through June 30, 2007 as well as assumptions on information that is not yet available and are likely to change. It is reasonable to expect changes to the Company’s estimate of the deferred tax assets and liabilities in the remaining 2007 interim periods, as actual information becomes available. Such changes will affect the Company’s income tax expense and will increase the volatility of the effective tax rate during 2007.

Based on the estimate of temporary differences as of June 30, 2007, NFI will have approximately $328.6 million of net future deductible timing differences remaining at January 1, 2008. Accordingly NFI recorded a net deferred tax asset of $123.8 million (excluding the deferred tax liability on unrealized gains from available for sale securities of $6.8 million) using an effective tax rate of approximately 37.7%. The effective tax rate of 37.7% was calculated by including the REIT in consolidated/combined tax returns with the TRS beginning in 2008. The change in the projected temporary difference for the REIT from $253.2 as of March 31, 2007 to $328.6 as of June 30, 2007 was a result of changes in REIT pre-tax book income for 2007 and basis differences in the Company’s mortgage securities. The primary differences for the changes were due to (1) GAAP impairments; (2) changes to projected cash flows; and (3) changes in accrual rates on securities.

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

As a result of the decision to revoke its REIT election effective January 1, 2008, the Company evaluated the positive and negative evidence as of June 30, 2007 on a combined enterprise basis (i.e. the REIT and the TRS) to form its conclusion. The Company has not generated a cumulative loss in recent years. In addition, the Company has never experienced the expiration of a net operating loss in a significant taxing jurisdiction. The fact the Company has not experienced a cumulative loss in recent years is significant objective evidence in evaluating the need for a valuation allowance.

In determining the amount of valuation allowance to record as of June 30, 2007, if any, the Company concluded the weight given to the positive evidence supports a conclusion that it is more likely than not that $248.7 million of the net deferred tax asset (excluding the deferred tax liability on unrealized gains from available for sale securities of $2.5 million) of $252.0 million as of June 30, 2007 will be realized. Based on these conclusions, the Company recorded a valuation allowance for deferred tax assets as of June 30, 2007 and December 31, 2006 of $3.3 million and $0.7 million, respectively. The valuation allowance recorded by the Company relates to various separate company state net operating losses for which it determined it was more likely than not that such state net operating losses would not be realized.

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

As of June 30, 2007, NFI Holding Corporation, the taxable REIT subsidiary, had an estimated federal net operating loss carryforward of $304.8 million, which will be available to offset future taxable income. If not used, this net operating loss will begin to expire in 2025.

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

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties related to income tax matters classified as a component of income tax expense was insignificant for the six months ended June 30, 2007. Accrued interest and penalties was $0.6 million and $0.7 million as of January 1, 2007 and June 30, 2007, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Tax years 2003 to 2007 remain subject to examination for U.S. federal income tax and tax years 2002 to 2007 remain subject to examination by major state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the six and three months ended June 30, 2007 was as follows (dollars in thousands):

	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2007
Beginning balance	$1,554	$1,584
Gross increases – tax positions in prior period	60	30

Ending balance	$1,614	$1,614

Note 18. Segment Reporting

The Company reviews, manages and operates its business in three segments: mortgage portfolio management, mortgage lending and loan servicing. The Company’s branch operations segment was discontinued as of June 30, 2006, therefore the Company no longer considers it a segment. The branch operations are now included as part of the mortgage lending segment and are presented as discontinued operations. The prior period results have been reclassified to reflect this change. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. Mortgage lending operations include the marketing, underwriting and funding of loan production as well as the results of NHMI, a wholly owned subsidiary of the Company, which has been presented as a discontinued operation. Loan servicing operations represent the income and costs to service the Company’s portfolio of loans.

Following is a summary of the operating results of the Company’s segments for the six and three months ended June 30, 2007 and 2006, as reclassified to reflect the change in segment structure and the results of the discontinued operations for the six and three months ended June 30, 2007 and 2006 (dollars in thousands):

For the Six Months Ended June 30, 2007

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$186,849	$61,241	$13,426	$—	$261,516
Interest expense	111,620	61,193	—	(12,049)	160,764

Net interest income before provision for credit losses	75,229	48	13,426	12,049	100,752
Provision for credit losses	(93,167)	—	—	—	(93,167)
Losses on sales of mortgage assets	(212)	(12,182)	—	—	(12,394)
Fair value adjustments	(26,232)	—	—	—	(26,232)
Valuation adjustment on mortgage loans – held-for-sale	—	(24,560)	—	—	(24,560)
Premiums for mortgage loan insurance	(7,606)	(2,656)	—	—	(10,262)
Fee income	—	1,296	15,891	(6,025)	11,162
Gains (losses) on derivative instruments	6,506	(781)	—	—	5,725
Impairment on mortgage securities – available- for-sale	(25,993)	—	—	—	(25,993)
Other income, net	7,627	20	—	(6,024)	1,623
General and administrative expenses	(11,230)	(88,449)	(20,421)	—	(120,100)

(Loss) income from continuing operations before income tax expense	(75,078)	(127,264)	8,896	—	(193,446)
Income tax (benefit) expense	(146,896)	(42,694)	3,008	—	(186,582)

Net income (loss)	$71,818	$(84,570)	$5,888	$—	$(6,864)

For the Six Months Ended June 30, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$133,430	$71,028	$13,005	$—	$217,463
Interest expense	41,460	56,512	—	(5,781)	92,191

Net interest income before provision for credit losses	91,970	14,516	13,005	5,781	125,272
Provision for credit losses	(9,590)	—	—	—	(9,590)
Gains on sales of mortgage assets	360	43,386	—	(20,428)	23,318
Fair value adjustments	4,236	—	—	—	4,236
Valuation adjustment on mortgage loans – held-for-sale	—	(137)	—	—	(137)
Premiums for mortgage loan insurance	(2,277)	(3,873)	—	—	(6,150)
Fee income	236	3,083	12,547	(1,408)	14,458
Gains on derivative instruments	109	14,622	—	—	14,731
Impairment on mortgage securities – available- for-sale	(6,453)	—	—	—	(6,453)
Other income (expense), net	6,750	(2,006)	—	(4,372)	372
General and administrative expenses	(9,026)	(71,398)	(18,195)	—	(98,619)

Income (loss) from continuing operations before income tax expense	76,315	(1,807)	7,357	(20,427)	61,438
Income tax expense (benefit)	6,425	(670)	2,706	(7,597)	864

Income (loss) from continuing operations	69,890	(1,137)	4,651	(12,830)	60,574
Loss from discontinued operations, net of income tax	—	(1,811)	—	—	(1,811)

Net income (loss)	$69,890	$(2,948)	$4,651	$(12,830)	$58,763

For the Three Months Ended June 30, 2007

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$103,293	$20,726	$6,460	$—	$130,479
Interest expense	63,867	24,815	—	(6,798)	81,884

Net interest income (loss) before provision for credit losses	39,426	(4,089)	6,460	6,798	48,595
Provision for credit losses	(73,254)	—	—	—	(73,254)
Losses on sales of mortgage assets	(212)	(8,891)	—	—	(9,103)
Fair value adjustments	(16,741)	—	—	—	(16,741)
Valuation adjustment on mortgage loans – held-for-sale	—	(4,363)	—	—	(4,363)
Premiums for mortgage loan insurance	(4,798)	(343)	—	—	(5,141)
Fee income	—	489	8,468	(3,826)	5,131
Gains on derivative instruments	6,128	2,268	—	—	8,396
Impairment on mortgage securities – available- for-sale	(22,569)	—	—	—	(22,569)
Other income, net	3,589	26	—	(2,972)	643
General and administrative expenses	(4,511)	(40,341)	(10,826)	—	(55,678)

(Loss) income from continuing operations before income tax expense	(72,942)	(55,244)	4,102	—	(124,084)
Income tax (benefit) expense	(55,680)	(16,786)	1,260	—	(71,206)

Net (loss) income	$(17,262)	$(38,458)	$2,842	$—	$(52,878)

For the Three Months Ended June 30, 2006

	Mortgage Portfolio Management	Mortgage Lending	Loan Servicing	Eliminations	Total
Interest income	$88,476	$37,130	$7,185	$—	$132,791
Interest expense	37,693	29,822	—	(2,253)	65,262

Net interest income before provision for credit losses	50,783	7,308	7,185	2,253	67,529
Provision for credit losses	(6,045)	—	—	—	(6,045)
Gains on sales of mortgage assets	34	24,466	—	(1,215)	23,285
Fair value adjustments	1,866	—	—	—	1,866
Valuation adjustment on mortgage loans – held-for-sale	—	1,812	—	—	1,812
Premiums for mortgage loan insurance	(2,221)	(1,581)	—	—	(3,802)
Fee income	236	1,483	6,535	(1,366)	6,888
Gains on derivative instruments	109	6,031	—	—	6,140
Impairment on mortgage securities – available- for-sale	(4,488)	—	—	—	(4,488)
Other income (expense), net	2,267	(1,162)	—	(887)	218
General and administrative expenses	(4,700)	(39,345)	(8,594)	—	(52,639)

Income (loss) from continuing operations before income tax expense	37,841	(988)	5,126	(1,215)	40,764
Income tax expense (benefit)	4,398	(358)	1,855	(452)	5,443

Income (loss) from continuing operations	33,443	(630)	3,271	(763)	35,321
Loss from discontinued operations, net of income tax	—	(586)	—	—	(586)

Net income (loss)	$33,443	$(1,216)	$3,271	$(763)	$34,735

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the six and three months ended June 30, 2007 and 2006 (in thousands):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Amounts paid to (received from) mortgage portfolio management from (to) mortgage lending:
Interest income on intercompany debt	$12,049	$5,781	$6,798	$2,253
Guaranty, commitment, loan sale and securitization fees	1,511	2,217	577	1,226
Gains on sales of mortgage loans	—	(19,713)	—	(565)
Gains on sales of mortgage securities – available-for-sale retained in securitizations	—	(715)	—	(650)

Amounts paid to loan servicing from mortgage portfolio management:
Loan servicing fees	$5,934	$1,397	$3,788	$1,360

Amounts paid to loan servicing from mortgage lending:
Loan servicing fees	$91	$11	$38	$6

Note 19. Earnings Per Share

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Numerator:
(Loss) income from continuing operations	$(6,864)	$60,574	$(52,878)	$35,321
Dividends on preferred shares	(3,326)	(3,326)	(1,663)	(1,663)

(Loss) income from continuing operations available to common shareholders	(10,190)	57,248	(54,541)	33,658
Loss from discontinued operations, net of income tax	—	(1,811)	—	(586)

Net (loss) income available to common shareholders	$(10,190)	$55,437	$(54,541)	$33,072

Denominator:
Weighted average common shares outstanding – basic	9,329	8,183	9,337	8,266

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,329	8,183	9,337	8,266
Stock options	—	58	—	58
Restricted stock	—	5	—	6

Weighted average common shares outstanding – dilutive	9,329	8,246	9,337	8,330

Basic earnings per share:
(Loss) income from continuing operations	$(0.73)	$7.40	$(5.66)	$4.27
Dividends on preferred shares	(0.36)	(0.41)	(0.18)	(0.20)

(Loss) income from continuing operations available to common shareholders	(1.09)	6.99	(5.84)	4.07
Loss from discontinued operations, net of income tax	—	(0.22)	—	(0.07)

Net (loss) income available to common shareholders	$(1.09)	$6.77	$(5.84)	$4.00

Diluted earnings per share:
(Loss) income from continuing operations	$(0.73)	$7.34	$(5.66)	$4.24
Dividends on preferred shares	(0.36)	(0.40)	(0.18)	(0.20)

(Loss) income from continuing operations available to common shareholders	(1.09)	6.94	(5.84)	4.04
Loss from discontinued operations, net of income tax	—	(0.22)	—	(0.07)

Net (loss) income available to common shareholders	$(1.09)	$6.72	$(5.84)	$3.97

The following restricted stock and stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the effect would be antidilutive (in thousands, except exercise prices):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Number of stock options and restricted stock (in thousands)	330	56	461	67
Weighted average exercise price	$40.52	$141.87	$32.24	$140.00

See Note 22 for a description of the mandatory convertible preferred stock transactions the Company has either completed, or intends to complete, subsequent to June 30, 2007 which could materially change the Company’s future number of common shares or potential common shares outstanding.

Note 20. Stock Compensation Plans

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

Grants of long-term equity awards for 2007 were made on March 14, 2007, in accordance with the Company’s Equity Award Policy. On that date 206,096 stock options were granted to employees with an exercise price of $16.72, which was the closing market price on the NYSE of the Company’s common stock on that date. The options granted are subject to a four year vesting period.

During the second quarter of 2007 the Company granted 6,000 stock options to employees with an exercise price of $25.68, which was the closing market price on the NYSE of the Company’s common stock on May 3, 2007, the date of grant. The options granted are subject to a four year vesting period.

On May 7, 2007 the Company granted 5,000 stock options to directors with an exercise price of $27.36, which was the closing market price on the NYSE of the Company’s common stock on the date of grant. The options granted vested immediately.

The following table summarized the weighted average fair value of options granted for the six months ended June 30, 2007 determined using the Black-Scholes option pricing model and the assumptions used in the determination. The volatility assumption was calculated from the historical realized volatility on the Company’s common stock for a period approximating the expected life.

Fair value, at date of grant	$10.06
Expected life in years	5
Annual risk-free interest rate	4.46%
Volatility	65.03%
Dividend yield	0.0%

The Company also granted and issued 115,463 shares of restricted stock on March 14, 2007. These restricted stock awards will vest at the end of 5 years and they had a fair value of $16.72 per share.

Note 21. Discontinued Operations

By June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations cease. The Company has presented the operating results of NHMI as discontinued operations in the condensed consolidated statements of operations for the six and three months ended June 30, 2006. NHMI had no material assets at June 30, 2006. The operating results of all discontinued operations are summarized as follows (dollars in thousands):

	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2006	2006
Interest income	$174	$95
Interest expense	(196)	(7)
Gains on sales of mortgage assets	1,192	462
Fee income	5,594	2,403
Other income	154	—
General and administrative expenses	(9,802)	(3,886)

Loss before income tax benefit	(2,884)	(933)
Income tax benefit	(1,073)	(347)

Loss from discontinued operations	$(1,811)	$(586)

Note 22. Subsequent Events

Securities Purchase Agreement. On July 16, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which Massachusetts Mutual Life Insurance Company (“MassMutual”), Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, and JCP Partners IV LLC (collectively, “Jefferies Capital Partners,” and together with MassMutual, the “Investors”), purchased for $48.8 million in cash 2,100,000 shares of the Company’s 9.00% Series D-1 Mandatory Convertible Preferred Stock, par value $0.01 per share and initial liquidation preference of $25.00 per share (“Series D-1 Preferred Stock”), in a private placement not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company intends to use the proceeds from the sale of the Series D-1 Preferred Stock under the Securities Purchase Agreement for general working capital. Prior to the execution of the Securities Purchase Agreement, MassMutual, through certain of its affiliates, and certain affiliates of Jefferies Capital Partners, owned 771,800 shares and 224 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), respectively.

Dividends on the Series D-1 Preferred Stock accrue at a rate of 9.00% per annum, and are payable in cash. In addition, holders of the Series D-1 Preferred Stock are entitled to participate in any common stock dividends on an as converted basis.

The Series D-1 Preferred Stock is convertible into the Company’s common stock at any time at the option of the holders. The Series D-1 Preferred Stock was initially convertible into 1,875,000 shares (post-split) of common stock based upon the initial conversion price of $28.00 per share (post-split), subject to adjustment. If the Company has not obtained stockholder approval for certain adjustments to the conversion price of the Series D-1 Preferred Stock designed to provide certain anti-dilution protection to the holders of such stock upon certain issuances of capital stock by the Company (the “Shareholder Approval”) on or prior to July 16, 2010, the Company may elect to convert all of the Series D-1 Preferred Stock into Common Stock, if at such time the Company’s common stock is publicly traded and the Common Stock price is greater than 200% of the then existing conversion price for 40 of 50 consecutive trading days preceding delivery of the forced conversion notice. If the Company has not obtained Shareholder Approval on or prior to the ninth anniversary of the issuance of the Series D-1 Preferred Stock, the Series D-1 Preferred Stock will automatically convert into shares of Common Stock. In addition, if NFI has obtained Shareholder Approval, the shares of Series D-1 Preferred Stock will automatically convert into shares of Series D-2 Preferred Stock on the later of July 16, 2009 or the date the Company obtains such Shareholder Approval.

In connection with the purchase of the Series D-1 Preferred Stock pursuant to the Securities Purchase Agreement, the Investors also committed to purchase up to $101.2 million of a new series of the Company’s convertible preferred securities which were designated as 9.00% Series D-2 Mandatory Convertible Preferred Stock, par value $0.01 per share and to have an initial liquidation preference of $25.00 per share (the “Series D-2 Preferred Stock”), to the extent any such shares are not subscribed for in a planned rights offering of such shares by the Company by entering into a Standby Purchase Agreement with the Company dated July 16, 2007 (the “Standby Purchase Agreement”). Also in connection with the Securities Purchase Agreement, the Company entered into a Registration Rights and Shareholders Agreement dated July 16, 2007 (the “Registration Rights Agreement”) with the Investors that provides the Investors with (i) customary registration rights with respect to certain shares owned by the Investors as described below;

and (ii) certain other rights, including the right to designate Directors to the Company’s Board of Directors, the right to approve certain transactions, including a change in control, and certain preemptive rights to subscribe for the Company’s securities.

In addition, upon a Change of Control (as defined in the Registration Rights Agreement), the Investors have the right to require the Company to redeem all or a portion of their Series D-1 Preferred Stock purchased pursuant to the Securities Purchase Agreement, the Series D-2 Preferred Stock purchased by the Investors in connection with the Rights Offering or the Standby Purchase Agreement or, if and when issued, any Series E Preferred Stock.

Standby Purchase and Rights Offering. In connection with the Securities Purchase Agreement, the Company’s Board of Directors approved a rights offering (the “Rights Offering”) pursuant to which holders of the Company’s Common Stock and Series D-1 Preferred Stock will receive non-transferable rights (the “Rights”) to purchase shares of the Series D-2 Preferred Stock at a price of $25.00 per share. The Series D-2 Preferred Stock will be convertible into the Company’s Common Stock as contemplated in the Securities Purchase Agreement. Pursuant to the Standby Purchase Agreement, and subject to certain conditions, each of MassMutual and Jefferies Capital Partners has agreed severally to purchase 50% of the shares of Series D-2 Preferred Stock that remain unsold in the Rights Offering.

As contemplated in the Securities Purchase Agreement, the Series D-2 Preferred Stock will rank pari passu with the shares of Series D-1 Preferred Stock, and will be convertible into the Company’s Common Stock at any time, at the option of the holders, based on the initial conversion price of $28.00 per share (post-split), subject to adjustment in the same manner as the Series D-1 Preferred Stock. After three years, the Series D-2 Preferred Stock also would be convertible into Common Stock at NovaStar’s option, under specified circumstances. At the end of nine years, if not already converted, the Series D-2 Preferred Stock would mandatorily be converted into shares of Common Stock at the then current conversion ratio. The Series D-2 Preferred Stock will accrue cumulative dividends at the rate of 9.0% per annum, payable in kind, by adding accrued dividends to the stated value of the Series D-2 Preferred Stock, or in cash, at the Company’s election. The Series D-2 Preferred Stock would initially be non-voting, but upon receipt of certain state regulatory agency approvals relating to the acquisition by the Investors of the Series D-1 Preferred Stock and the Series D-2 Preferred Stock, would have the same voting rights, on an “as-converted” basis, as holders of the Company’s Common Stock.

The Standby Purchase Agreement contains customary representations and covenants of the Company including that the Company operate in the ordinary course of business until the closing of the purchase of shares by the Investors pursuant to the Standby Purchase Agreement.

The Investors’ obligation to purchase the Series D-2 Preferred Stock under the Standby Purchase Agreement is subject to customary closing conditions, including, among other things, the Company’s Board of Directors having declared the REIT Dividend and having set the record date for determination of the stockholders of the Company entitled to receive payment of the REIT Dividend (which date will be on or prior to December 31, 2007 but not earlier than the first business day after the closing under the Standby Purchase Agreement); the Company having taken all actions necessary to increase the size of its Board of Directors so that the Investors are able to designate a number of directors as contemplated by the Registration Rights Agreement and having filled such vacancies with individuals designated by the Investors in accordance with the Registration Rights Agreement; and since the date of the Standby Purchase Agreement, there not having been an “NFI Material Adverse Effect” (as defined below).

An “NFI Material Adverse Effect” under the Standby Purchase Agreement means any event, change, circumstance or effect that individually or in the aggregate (with other events, changes, circumstances or effects) is or is reasonably likely to (A) be materially adverse to the Company’s ability to perform its obligations under the Standby Purchase Agreement or the other transaction documents, or (B) be materially adverse on the financial condition, assets, liabilities, business or results of operations of the Company and its subsidiaries, taken as a whole (subject to certain exclusions only in the case of clause (B) for (i) events, changes, circumstances or effects relating to general economic or market conditions, so long as such conditions do not have a disproportionate effect on the Company and its subsidiaries, compared to other companies in the industries in which the Company and its subsidiaries conduct their business, (ii) certain extraordinary events such as acts of war, hostilities or natural disasters, (iii) decreases in the market value or trading volume of the Company’s Common Stock on the New York Stock Exchange or failure by the Company or its subsidiaries to meet any projections, or budgets so long as, in the case of (iii), no underlying event or circumstance that itself constitutes such a material adverse effect has resulted in or contributed to such decrease in the market value or trading volume or such failure of any projections or budgets, and (iv) certain other exceptions).

The Standby Purchase Agreement may be terminated and the transactions contemplated thereby abandoned (1) by the mutual consent of the Company and the Investors; (2) by either Investor or the Company if the other breaches any covenant, representation or warranty, which breach would cause the failure of certain conditions precedent to the closing of the transactions under the Standby Purchase Agreement, if such breach is not capable of cure on or prior to December 31, 2007; (3) by either Investor if the Company fails to satisfy any other conditions to the closing under the Standby Purchase Agreement and such failure cannot be cured on or prior to December 10, 2007; (4) by either Investor if any updates to the Company’s disclosure schedules disclose any matter that has, or would be reasonably likely to have, an NFI Material Adverse Effect, (5) by either Investor if the Rights Offering has not commenced by October 25, 2007; (6) by either Investor if the record date for the REIT Dividend has occurred and/or the REIT Dividend has been paid; or (7) by the Company or either Investor after January 31, 2008 provided, that the right to terminate the Standby Purchase Agreement under clauses (3) and (7) will not be available to a party if that party has failed to fulfill any obligation under the Standby Purchase Agreement and such failure has materially contributed to the failure of any condition precedent or the closing of the standby commitment.

REIT Dividend Payment. The Company currently intends, in the third quarter of 2007, to declare a dividend (the “REIT Dividend”) in order to satisfy certain requirements to distribute 2006 taxable income relating to its status as a REIT under the Code. Timing of the declaration and distribution of the REIT Dividend will be determined by the Board of Directors, but federal tax rules for REITs require that the Company declare dividends based on 2006 taxable income by the deadline for its tax return, which is September 17, 2007, and distribute those dividends by year-end.

In the Securities Purchase Agreement, the Company has agreed (1) to declare the REIT Dividend on or before September 17, 2007, (2) that the record date for the REIT Dividend will not be before the earlier of (A) the date all of the shares of the Series D-2 Preferred Stock are purchased in the Rights Offering as described above or the first business day after the closing of the transactions contemplated by the Standby Purchase Agreement and (B) December 10, 2007 and (3) that the REIT Dividend will be distributed in the form of shares of 9.00% Series E Convertible Preferred Stock, (the “Series E Preferred Stock”), ranking pari passu with the Series D-1 Preferred Stock and the Series D-2 Preferred Stock. Definitive terms of the Series E Preferred Stock will be determined by the Company’s Board of Directors.

In order to facilitate the transactions contemplated by the Securities Purchase Agreement, on July 12, 2007, the Company’s Board of Directors approved a one for four reverse stock split of the Company’s issued and outstanding shares of common stock, which was effective on July 27, 2007. Current and prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split. After the reverse stock split, the Company was authorized to issue 50,000,000 shares of capital stock consisting of 38,763,000 shares of common stock, 2,990,000 shares of 8.90% Series C Cumulative Redeemable Preferred Stock, par value of $0.01 per share (“Series C Preferred Stock”), 2,100,000 shares of 9.00% Series D-1 Preferred Stock (initially convertible into 1,875,000 shares of common stock, subject to certain adjustments), and 6,147,000 shares of 9.00% Series D-2 Preferred Stock (initially convertible into 5,488,393 shares of common stock, subject to certain adjustments). After the reverse stock split, the Company had the following shares issued and outstanding: 9,469,910 shares of common stock, 2,990,000 shares of Series C Preferred Stock, and 2,100,000 shares of Series D-1 Preferred Stock. At this time, none of the Series D-2 Preferred Stock is outstanding.

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

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management’s beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage and operate our business during this difficult period for the subprime industry; our ability to consummate our recently announced transactions, including the rights offering and the transactions contemplated by the Standby Purchase Agreement, on their current terms; our ability to generate and maintain sufficient liquidity on favorable terms; the size, frequency and structure of our securitizations; our ability to originate and sell loans at a profit; impairments on our mortgage assets; increases in prepayment or default rates on our mortgage assets; increases in loan repurchase requests; changes in the types of products we offer; inability of potential borrowers to meet our underwriting guidelines; changes in assumptions regarding estimated loan losses and fair value amounts; our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future; finalization of the amount and terms of any severance provided to terminated employees; finalization of the accounting impact of our previously-announced reduction in workforce; events impacting the subprime mortgage industry in general, including events impacting our competitors and liquidity available to the industry; the initiation of margin calls under our credit facilities; the ability of our servicing operations to maintain high performance standards and maintain appropriate ratings from rating agencies; our ability to generate acceptable origination volume while maintaining an acceptable level of overhead; residential property values; our continued status as a REIT and our compliance with laws and regulations applicable to REIT’s; interest rate fluctuations on our assets that differ from our liabilities; our ability to acquire mortgage insurance at favorable prices or at all; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations or opinions of counsel relating thereto and the impact of new local, state or federal legislation or regulations or opinions of counsel relating thereto or court decisions on our operations; our ability to adapt to and implement technological changes; compliance with new accounting pronouncements; our ability to successfully integrate acquired businesses or assets with our existing business; the impact of general economic conditions; and the risks that are from time to time included in our filings with the SEC, including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview of Performance

The second quarter of 2007 continued to be a very challenging environment in the mortgage industry. The following economic and financial factors were significant drivers in our financial results for the six and three months ended June 30, 2007:

•

REIT status revocation – On May 3, 2007, our Board of Directors approved a formal plan to voluntarily revoke our REIT status effective January 1, 2008. We will continue to be subject to the REIT dividend distribution requirements for 2007 which require us to distribute at least 90 percent of our 2007 taxable income by the end of 2008 in order to retain our REIT status for 2007.

The decision to revoke NFI’s REIT status was based on several significant factors. First, operating as a REIT restricts our ability to operate our business. The REIT source of income tests and diversification of assets tests not only limits our ability to hedge our interest rate risk, but also unduly restricts our ability to efficiently manage our portfolio management business. Second, since we are required to distribute most of our earnings in the form of dividends to shareholders to comply with REIT distribution requirements, our ability to retain capital to grow our business is significantly reduced. Third, our projections demonstrate that we will not generate taxable income at the REIT from 2007 through 2011. This is due primarily to the expected reversal of deductible temporary differences that have accumulated over the past several years. As we have disclosed in previous filings, we had experienced significantly higher taxable income compared to financial statement income in years prior to 2007. This was due primarily to timing differences between financial statement and income tax recognition of income and losses on our portfolio of interest-only mortgage securities. Without taxable income, we will not have a requirement to distribute dividends to shareholders.

With the Board of Director’s decision to authorize management to revoke NFI’s REIT election effective January 1, 2008, the REIT scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during our final calendar year as a REIT and for amounts to be realized in subsequent taxable years. As previously stated, NFI will be taxable as a C corporation in the tax year the revocation of its REIT election is effective (2008) and for subsequent taxable years. Accordingly, NFI initially recorded deferred taxes as of March 31, 2007 based on estimated cumulative temporary differences at January 1, 2008 that are expected to reverse in a subsequent taxable year. We recorded an income tax benefit of $84.2 million during the three months ended March 31, 2007 related to this initial recording of deferred taxes. For the three months ended June 30, 2007 we recorded an additional tax benefit of $32.8 million for a total income tax benefit of $117.0 million for the six months ended June 30, 2007 as a result of this decision to de-REIT.

•

Bond spread widening – Generally, the market value of our mortgage assets (i.e. mortgage loans and mortgage securities) fluctuates inversely with bond spreads in the market. As bond spreads widen (i.e. investors demand more return), the value of our mortgage assets will decline, alternatively, as they tighten, the market value will increase. While bond spreads stabilized during the second quarter of 2007 and even improved, they worsened towards the end of the second quarter and early in the third quarter as investor concerns over deterioration of subprime asset quality grew. Overall, bond spreads have dramatically widened in 2007 from 2006, as such, we have experienced significant mark-to-market losses on our mortgage securities – trading and mortgage loans – held-for-sale. We recognized losses on our mortgage securities - trading due to fair value adjustments of $89.7 million and $39.7 million for the six and three months ended June 30, 2007, respectively. We recorded $24.6 million and $4.4 million of losses from valuation adjustments on our mortgage loans – held-for-sale for the six and three months ended June 30, 2007, respectively.

•

Credit performance – With repayment risks no longer offset by rapidly rising home values, delinquencies in the industry began to rise in 2006 and continued to rise in the first half of 2007. These credit issues have caused whole loans to lose significant value, affecting the value of and income generated by our portfolio of mortgage loans and securities. We recorded an impairment on our mortgage securities – available-for-sale as a result of credit deterioration of $26.0 million and $22.6 during the six and three months ended June 30, 2007, respectively. We also experienced significant mark-to-market losses on our trading securities for the six and three months ended June 30, 2007 as discussed in the preceding paragraph. Another significant effect of the credit deterioration in our portfolio was our recording of provision for credit losses of $93.2 million and $73.3 million for the six and three months ended June 30, 2007, respectively.

•

Adoption of SFAS 159 – As a result of the adoption of SFAS 159, we elected fair value treatment for the asset-backed bonds we issued in our CDO transaction executed in the first quarter of 2007. The adoption resulted in gains due to fair value adjustments of $63.5 million and $22.9 million for the six and three months ended June 30, 2007, respectively, which have substantially offset the mark-to-market losses on the trading securities which were a part of our CDO transaction. These mark-to-market gains are netted with the mark-to-market losses on our trading securities in the “Fair value adjustments” line item of our condensed consolidated statements of operations.

•

Declining origination volumes – The key area of focus for our mortgage lending segment is to ensure that the 2007 vintage performs better than 2006 and in line with our expectations. In this regard, we have significantly altered our proprietary model and underwriting guidelines and processes in an attempt to minimize losses and enhance asset quality in loan originations going forward. This has negatively impacted our origination volumes as fewer borrowers qualify under these new guidelines. As a result of this decline in volume, we committed to certain workforce reductions pursuant to plans of termination (the “Plans”) during the first and second quarters of 2007. We recorded a pre-tax charge to earnings of $3.7 million and $0.7 million for the six and three months ended June 30, 2007, respectively, which consisted primarily of one-time employment termination benefits. These Plans resulted in the elimination of approximately 437 positions. In addition, we have limited origination volumes due to uncertainty regarding our ability to sell or securitize loans due to uncertainty in the secondary market.

•

Liquidity – As a result of the 2007 subprime environment, we used up significant cash reserves during the six months ended June 30, 2007. Our cash balances declined by approximately $43.8 million during the six months ended June 30, 2007 primarily due to margin calls, mortgage loan repurchases and normal business operations. As a result of the decrease in liquidity, we have completed several strategic initiatives in an attempt to provide adequate liquidity levels for our business operations. One of those initiatives was the closing of a $100 million lending facility to provide financing for certain residual securities and mortgage servicing rights. Additionally, we closed a $1.9 billion comprehensive financing facility for the financing of all of our mortgage assets. Our intent for the near future is to solely use the $1.9 billion facility for our daily mortgage loan and security financing needs. While we still maintain approximately $2.0 billion of lending facilities with other financial institutions which have not expired (but are scheduled to expire in 2007), they currently are not being used with the exception of our servicing advance facility. Another transaction we entered into on July 16, 2007 as part of our strategic initiatives, we issued $48.8 million of convertible preferred stock to certain private investors to facilitate the enhancement of our liquidity position. Additionally, our intent is to issue another $101.2 million of preferred stock in the last half of 2007. See Note 22 to the Condensed Consolidated Financial Statements as well as “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to ensure we maintain adequate liquidity levels to position ourselves to navigate through these challenging times.

•

See discussion under heading “Industry Overview and Known Material Trends” below for more information about current conditions in our industry and the steps we are taking or considering to manage and operate our business in this challenging environment.

The following selected key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
(Loss) income from continuing operations before income tax (benefit) expense	$(193,446)	$61,438	$(124,084)	$40,764
Net (loss) income available to common shareholders	$(10,190)	$55,437	$(54,541)	$33,072
Net (loss) income available to common shareholders, per diluted share	$(1.09)	$6.72	$(5.84)	$3.97
Nonconforming originations and purchases (A)	$2,215,408	$4,651,411	$773,733	$2,816,586
Weighted average coupon of nonconforming originations and purchases	8.95%	8.61%	9.32%	8.66%
Nonconforming loans securitized in transactions structured as sales, principal	$1,400,000	$2,090,788	$1,400,000	$1,711,844
Nonconforming loans securitized in transactions structured as financings, principal	$1,888,756	$2,425,370	$—	$2,425,370
Nonconforming loans sold to third parties, principal	$244,125	$793,056	$170,439	$434,065
Loss (gains) on sales of mortgage assets	$(12,394)	$23,318	$(9,103)	$23,285
Weighted average whole loan price used in the initial valuation of residual interests	99.33	101.94	99.33	102.03
Net interest yield on assets (B)	(0.19)%	1.36%	(0.88)%	1.36%
Net yield on mortgage securities (C)	13.55%	38.03%	12.29%	38.78%
Costs of production, as a percent of principal (D)	2.91%	2.23%	3.20%	1.82%

(A)	Excludes the MTA bulk purchased loans in the first quarter of 2006.
(B)	This metric is defined in Table 4.
(C)	This metric is defined in Table 3.
(D)	This metric is defined in Table 11.

For the Six Months Ended June 30, 2007 as Compared to the Six Months Ended June 30, 2006.

Net loss available to common shareholders increased by $65.6 million during the six months ended June 30, 2007 as compared to the same period in 2006.

We incurred a significant pre-tax loss of $193.4 million during the six months ended June 30, 2007 as compared to pre-tax income of $61.4 million for the same period in 2006. The following factors contributed to the current year loss and the decrease in pre-tax net income from the six months ended June 30, 2006:

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio of $83.6 million which was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $26.2 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the first six months of 2007. The trading securities had a negative fair value adjustment of approximately $89.7 million while the CDO asset-backed bonds had a positive fair value adjustment of $63.5 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•

We incurred (losses) gains on sales of mortgage assets of ($12.4) million and $23.3 million for the first six months of 2007 and 2006, respectively. The loss in 2007 was primarily due to $5.1 million of losses on sales of real estate owned and a loss on our NMFT Series 2007-2 securitization of approximately $5.0 million. As default rates have increased so have the assets we have acquired through foreclosure (real estate owned). The loss on the 2007-2 securitization resulted from the volatile and less liquid secondary market which adversely impacts secondary market execution and mortgage banking profit margins.

•

Higher delinquencies and thus higher expected credit losses as a result of the weakening housing market contributed to an increase in impairments in our mortgage securities available-for-sale portfolio of $19.5 million from 2006.

•

An increase in the charge to earnings from the lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $24.4 million. The increase in this adjustment was primarily the result of the significant decline in whole loan values in the first quarter of 2007 caused by investor concerns over deteriorating credit quality in the subprime whole loan secondary market.

•

A decrease in gains recognized on derivative instruments which did not qualify for hedge accounting of $9.0 million from 2006. This change is solely driven by short-term interest rate fluctuations on our inventory of derivative instruments.

We recorded a significant tax benefit in the first six months of 2007 of $186.6 million which includes a $117.0 million tax benefit related to our decision to de-REIT effective January 1, 2008 as previously discussed.

For the Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006.

Net loss available to common shareholders increased by $87.6 million during the three months ended June 30, 2007 as compared to the same period in 2006.

We incurred a significant pre-tax loss of $124.1 million during the three months ended June 30, 2007 as compared to pre-tax income of $40.8 million for the same period in 2006. The following factors contributed to the current year loss and the decrease in pre-tax net income from the three months ended June 30, 2006:

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio of $67.2 million which was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $16.7 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the first six months of 2007. The trading securities had a negative fair value adjustment of approximately $39.7 million while the CDO asset-backed bonds had a positive fair value adjustment of $22.9 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•

We incurred (losses) gains on sales of mortgage assets of ($9.1) million and $23.3 million for the three months ended June 30, 2007 and 2006, respectively. The loss in 2007 was primarily due to $3.7 million of losses on sales of real estate owned and a loss on our NMFT Series 2007-2 securitization of approximately $5.0 million. As default rates have increased so have the assets we have acquired through foreclosure (real estate owned). The loss on the 2007-2 securitization resulted from the volatile and less liquid secondary market which adversely impacts secondary market execution and mortgage banking profit margins.

•

Higher delinquencies and thus higher expected credit losses as a result of the weakening housing market contributed to an increase in impairments in our mortgage securities available-for-sale portfolio of $18.1 million from 2006.

•

An increase in the charge to earnings from the lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $6.2 million. The increase in this adjustment was primarily the result of the significant decline in whole loan values caused by investor concerns over deteriorating credit quality in the subprime whole loan secondary market.

We recorded a significant tax benefit in the three months ended June 30, 2007 of $71.2 million which includes a $32.8 million tax benefit related to our decision to de-REIT effective January 1, 2008 as previously discussed.

Industry Overview and Known Material Trends

Described below are some of the marketplace conditions, known material trends and uncertainties that may impact our future results of operations as we move into the third quarter of 2007.

•

Conditions in the secondary markets, which had stabilized throughout the second quarter, have worsened early in the third quarter as investor concerns increase over subprime asset quality and a weakening of the United States housing market. As a result of the many uncertainties in the subprime mortgage market (i.e. home price appreciation, home sales, credit quality, interest rates), bond investors continue to drive bond spreads dramatically wider in the first part of the third quarter. As a result, the capital markets remain very volatile and less liquid and, at times have been and may in the future be effectively unavailable to us. We believe the existing conditions in the secondary markets are unprecedented since our inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact investor’s willingness to purchase bonds backed by subprime loans and whole pools of mortgage loans, the profit margins of mortgage originations, and the amounts lenders are willing to finance on mortgage loans pending their sale or securitization. Until bond spreads return to more rational levels, it will be difficult for us to execute securitizations and loan sales at favorable prices. As a result, subsequent to the end of the second quarter we have been forced to further alter our business strategies and operations in response to market conditions. For example, due to the fact that we cannot sell or securitize the loans we originate at favorable prices, or at times at all, we have drastically reduced, and recently temporarily suspended for a few days, our mortgage origination volumes and have made adjustments to our pricing and underwriting guidelines. In addition, until the secondary market returns to more rational levels, we may elect or be required to further alter the scope or nature of our origination operations (including changes to our loan products), further tighten our origination guidelines, further raise our interest rates, further reduce our workforce or take other actions to align our operations with the current market environment, including the sale of certain assets or businesses. We cannot currently predict the impact that any of those actions, if taken, would have on our financial condition, results of operations, liquidity or business prospects. In addition, we may experience additional mark-to-market losses on our mortgage securities – trading and mortgage loans – held-for-sale which would likely result in further margin calls under our financing facilities.

•

As discussed under “Executive Overview of Performance”, our liquidity position was also severely impacted because of the 2007 market disruptions. Recently our principal lender has effectively reduced the amount we can borrow against our mortgage loans to 94% of the principal of the loan. To the extent that our lenders further reduce the value of our mortgage assets securing our warehouse repurchase agreements or otherwise reduce the amount we can borrow against our assets, we could be subject to additional margin calls and the amounts we can borrow could be reduced, which could materially adversely affect our liquidity. See “Liquidity and Capital Resources.

•

We initiated and completed a formal process to explore a range of strategic alternatives during the second quarter of 2007. Note 22 to the condensed consolidated financial statements contains a description of the agreements that resulted from this process. To the extent that we are unable to consummate the transactions on the terms described in Note 22 our liquidity and financial condition will be materially adversely affected. In addition, current industry conditions may cause us to consider other additional alternatives.

•

As discussed under “Executive Overview of Performance”, as a result of the implementation of tighter origination guidelines, our origination volumes have substantially decreased in the first and second quarter of 2007. Loan originations were $2.2 billion and $0.8 billion during the six and three months ended June 30, 2007, respectively, as compared to $4.7 billion and $2.8 billion during the six and three months ended June 30, 2006, respectively. We expect that the changes we have made to our pricing and underwriting guidelines will restrict further the number of borrowers who qualify for our loans. As a result we expect our third quarter origination volume will be lower than in the second quarter and that our cost to fund loans will increase in the third quarter. Those changes may also expose us to further competition which could further adversely affect our origination business. By having lower originations, we necessarily will have fewer loans to securitize. Because we depend on our securitizations to increase the size of our mortgage securities portfolio, we expect that the size of our mortgage portfolio will decline in future periods as our older mortgage securities mature and we are unable to replace them with additional mortgage securities.

•

Industry-wide tightening of underwriting guidelines and increases in interest rates may decrease refinancing opportunities for existing borrowers, which may result in fewer loans and increased defaults by borrowers, particularly those facing a resetting of their existing loan to a higher monthly payment. If borrower defaults continue or increase, our financial condition, liquidity and business prospects will be further adversely affected.

•

As discussed under “Executive Overview of Performance”, our Board of Directors approved a formal plan to voluntarily revoke our REIT status effective January 1, 2008. In order to voluntarily revoke REIT status, we must file such revocation with the Internal Revenue Service within 90 days of the beginning of the first tax year for which the revocation is to be effective. We will continue to be subject to the REIT dividend distribution requirements for 2007 which require us to distribute at least 90 percent of our 2007 taxable income by the end of 2008 in order to retain our REIT status for 2007. We expect little or no taxable income in 2007. Once we are a C corporation, payment of future dividends will be at the discretion of our board of directors. As a result shareholders should not expect to receive dividends with respect to these future periods.

•

Along with several other industry competitors, we terminated our 2/28 product in July 2007 due to investor, regulatory and rating agency concerns. The 2/28 product carries a fixed rate for the first two years of its life and then adjusts after two years based on an index rate. We intend to convert all of the 2/28 product existing in our mortgage loans—held-for-sale to a 3 year fixed product. The 2 year fixed product represents approximately 67% of the total principal of our mortgage loans – held-for-sale as of June 30, 2007. We do not expect this decision to have a material impact on our financial condition or results of operations. However, there can be no assurance that we will not have to further alter our existing products as a result of investor, regulatory or rating agency concerns and that such an alteration will not negatively affect our results of operations, liquidity or financial condition.

•

We have previously announced our intent to pay the required dividend with respect to our 2006 REIT taxable income by issuing preferred stock. If we are unable to declare this dividend for any reason, the Investors may not be obligated to purchase any shares of our Series D-2 Preferred Stock pursuant to the Standby Purchase Agreement, and our status as a REIT will be jeopardized. These events will further undermine our financial condition and business prospects.

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

Segment information regarding these businesses for the three months and six months ended June 30, 2007 and 2006 is included in Note 18 to our condensed consolidated financial statements.

Mortgage Portfolio Management

We operate as a long-term mortgage securities and mortgage loan portfolio investor. Our portfolio of mortgage securities includes interest-only, prepayment penalty, and overcollateralization securities retained from our securitizations of nonconforming, single-family residential mortgage loans which we have accounted for as sales, under applicable accounting rules (collectively, the “residual securities”). Our portfolio of mortgage securities also includes subordinated mortgage securities retained from our securitizations and subordinated home equity loan asset-backed securities (“ABS”) purchased from other ABS issuers (collectively, the “subordinated securities”). We have historically financed our investment in these mortgage securities by issuing asset-backed bonds (“ABB”), debt and capital stock and by entering into repurchase agreements. Our mortgage portfolio management operations generate earnings primarily from the interest income generated from our mortgage securities and mortgage loan portfolios.

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

The long-term mortgage loan portfolio on our balance sheet consists of mortgage loans classified as held-in-portfolio resulting from securitization transactions treated as financings completed in the second quarter of 2006 and the first quarter of 2007 (NHES Series 2006-1, NHES Series 2006-MTA1, NHES Series 2007-1). We have financed our investment in these loans by issuing ABB.

The credit performance and prepayment rates of the nonconforming loans underlying our securities, as well as the loans classified as held-in-portfolio, directly affects the profitability of this segment. In addition, short-term interest rates have a significant impact on this segment’s profitability.

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

See “Industry Overview and Known Material Trends” for discussion of significant current events relating to the mortgage lending segment.

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

When these transfers are executed in a manner such that we have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a securitization accounted for as a sale, we retain the right to service the underlying mortgage loans and we also retain certain mortgage securities issued by the trust. As previously discussed, the gain recognized upon a securitization structured as a sale depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities and derivative instruments transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses can represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

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

For purposes of valuing our residual securities, it is important to know that we also transfer interest rate agreements to the securitization trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction we enter into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

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

The weighted average net whole loan market price used in the initial valuation of our retained securities was 99.33 for the six and three months ended June 30, 2007 compared to 101.94 and 102.03 for the same periods of 2006. The weighted average initial implied discount rate for the six and three months ended June 30, 2007 was 20% as compared to 15% for the same periods of 2006. The decrease in the whole loan price used in the initial valuation of our retained securities is partially due to the increase in short-term interest rates. If the whole loan market price used in the initial valuation of our residual securities for the three months ended June 30, 2007 had been increased or decreased by 50 basis points, the initial value of our residual securities and the gain we recognized would have increased or decreased by approximately $7.0 million.

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

As of June 30, 2007 and 2006 the weighted average discount rate used in valuing our residual securities was 19% and 17%, respectively. The weighted-average constant prepayment rate used in valuing our residual securities as of June 30, 2007 was 43% versus 49% as of June 30, 2006. If the discount rate used in valuing our residual securities as of June 30, 2007 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by approximately $11.9 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by approximately $13.7 million.

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

Allowance for Credit Losses. An allowance for credit losses is maintained for mortgage loans held-in-portfolio. The amount of the allowance is based on the assessment by management of probable losses incurred based on various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, mortgage insurance we purchase and other relevant factors. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management in estimating the amount of the allowance for credit losses are highly uncertain and involve a great deal of judgment.

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

Reserve for Loan Repurchases. We maintain a reserve for the representation and warranty liabilities related to loans sold to third parties, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the condensed consolidated balance sheet, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the contractual obligation. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the condensed consolidated statements of operations as a reduction of gains on sales of mortgage assets.

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

SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended)(“SFAS 133”), standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS No. 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings.

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

Mortgage Servicing Rights (“MSR’s”). Beginning in 2007, due to the adoption of SFAS 156, MSR’s are initially recorded at fair value. Prior to 2007, MSR’s were initially recorded at allocated cost based upon the relative fair values of the transferred loans, derivative instruments and the servicing rights. Additionally, we elected to continue to amortize our MSR’s in proportion to and over the projected net servicing revenues as opposed to the fair value method as allowed under SFAS 156. Periodically, we evaluate the carrying value of originated MSR’s based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, is less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights are written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR’s we stratify the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered is period of origination. The mortgage loans underlying the MSR’s are pools of homogeneous, nonconforming residential loans.

The fair value of MSR’s is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the greatest impact on the fair value of MSR’s. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR’s. Conversely, as interest rates rise, prepayments typically slow down, which generally results in an increase in the fair value of MSR’s. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR’s is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

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

As of June 30, 2007 and December 31, 2006, our net deferred tax asset (excluding valuation allowance and deferred taxes related to unrealized gains on available for sale securities) was $252.0 million and $49.7 million, respectively.

Deferred taxes are required to be determined for each tax-paying component of a consolidated entity. The REIT and the taxable REIT subsidiary have previously been viewed as two separate components for this purpose. Historically, we have recorded deferred taxes only at the TRS. Conversely, prior to 2007, we have not recorded deferred taxes at the REIT because of our intent to operate NFI as a REIT.

On May 3, 2007, our Board of Directors approved a resolution enabling management to take the necessary steps to revoke NFI’s REIT election effective January 1, 2008. Management intends to carry out this plan.

The decision to revoke NFI’s REIT status was based on several significant factors. First, operating as a REIT restricts our ability to operate the business. The REIT source of income tests and diversification of assets tests not only limits our ability to hedge our interest rate risk, but also unduly restricts our ability to efficiently manage our portfolio management business. Second, since we are required to distribute most of our earnings in the form of dividends to shareholders to comply with REIT distribution requirements, our ability to retain capital to grow our business is significantly reduced. Third, our projections demonstrate that we will not generate taxable income at the REIT from 2007 through 2011. This is due primarily to the expected reversal of deductible temporary differences that have accumulated over the past several years. In years prior to 2007, we experienced significantly higher taxable income compared to financial statement income. This was due primarily to timing differences between financial statement and income tax recognition of income and losses on our portfolio of interest-only mortgage securities. Without taxable income, we will not have a requirement to distribute dividends to shareholders.

Because of our decision to revoke NFI’s REIT status effective January 1, 2008, we scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during our final calendar year as a REIT and for amounts to be realized in subsequent taxable years. NFI will be taxable as a C corporation in the tax year the revocation of its REIT election is effective (2008) and for subsequent taxable years. Accordingly, NFI recorded deferred taxes as of June 30, 2007 based on estimated cumulative temporary differences at January 1, 2008 that are expected to reverse in a subsequent taxable year.

All differences between financial statement carrying amounts and tax bases (i.e. cumulative temporary differences or “CTD’s”) accumulated as of December 31, 2006 were based on actual financial statement balances and our best estimate of income tax balances, as we have yet to file our 2006 REIT income tax return. These CTD’s were then rolled forward through January 1, 2008 for what we estimate to be realized on NFI’s final REIT return for 2007. In rolling forward the projected CTD’s, we used estimates based on calendar year 2007 projections of financial statement income, securitization activity, interest income, bad debt expenses, and other estimates. Such estimates were derived from information best available through June 30, 2007 as well as assumptions on information that is not yet available and are likely to change. It is reasonable to expect changes to our estimate of the deferred tax assets and liabilities in the remaining 2007 interim periods, as actual information becomes available. Such changes will affect our income tax expense and will increase the volatility of the effective tax rate during 2007.

Based on our estimate of temporary differences as of June 30, 2007, NFI will have approximately $328.6 million of net future deductible timing differences remaining at January 1, 2008. Accordingly NFI recorded a net deferred tax asset of $123.8 million (excluding the deferred tax liability on unrealized gains from available for sale securities of $6.8 million) using an effective tax rate of approximately 37.7%. The effective tax rate of 37.7% was calculated by including the REIT in consolidated/combined tax returns with the TRS beginning in 2008. The change in the projected temporary difference for the REIT from $253.2 as of March 31, 2007 to $328.6 as of June 30, 2007 was a result of changes in REIT pre-tax book income for 2007 and basis differences in our mortgage securities. The primary differences for the changes were due to (1) GAAP impairments; (2) changes to projected cash flows; and (3) changes in accrual rates on securities.

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

We examine and weigh all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. Additionally, we evaluate the realization of our recorded deferred tax assets on an interim and annual basis. We do not record a valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that our deferred tax asset will be realized.

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of our deferred tax assets will be realized, we consider all alternative sources of taxable income identified in FAS 109 in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in FAS 109 include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

As a result of the decision to revoke our REIT election effective January 1, 2008, we evaluated the positive and negative evidence as of June 30, 2007 on a combined enterprise basis (i.e. the REIT and the TRS) to form its conclusion. We have not generated a cumulative loss in recent years. In addition, we have never experienced the expiration of a net operating loss in a significant taxing jurisdiction. The fact that we have not experienced a cumulative loss in recent years is significant objective evidence in evaluating the need for a valuation allowance.

In determining the amount of valuation allowance to record as of June 30, 2007, if any, we concluded the weight given to the positive evidence supports a conclusion that it is more likely than not that $248.7 million of the net deferred tax asset (excluding the deferred tax liability on unrealized gains from available for sale securities of $2.5 million) of $252.0 million as of June 30, 2007 will be realized. Based on these conclusions, we recorded a valuation allowance for deferred tax assets as of June 30, 2007 and December 31, 2006 of $3.3 million and $0.7 million, respectively. The valuation allowance recorded by us relates to various separate company state net operating losses for which it determined it was more likely than not that such state net operating losses would not be realized.

In all future interim periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets. If management concludes at any point in the future that negative evidence outweighs positive evidence, we may need to record a valuation allowance on some or our entire entire deferred tax asset. Factors that may lead to a change from positive to negative evidence include, but are not limited to: cumulative losses in recent years, losses expected in future years, a brief carryforward period, and significant differences from projected GAAP income or loss.

Impact of Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to SFAS 133. The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140, to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

In January 2007, the FASB provided a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS 133, as would securities purchased at a significant premium. The adoption of this standard on January 1, 2007 did not have a significant impact on our financial position, results of operations or cash flows. However, to the extent that certain of our future investments in securitized financial assets do not meet the scope exception adopted by the FASB, our future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by us.

In March 2006, the FASB issued SFAS 156. This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS 156 on January 1, 2007 and elected to continue using the amortization method for measuring its servicing assets.

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of accumulated deficit on January 1, 2007 and resulted in an increase to our accumulated deficit of $1.1 million.

In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. We adopted the provisions of SFAS 157 on January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 157 on our condensed consolidated financial statements.

In September 2006, the SEC issued SAB No. 108. SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. We adopted SAB No. 108 on January 1, 2007 and have deemed the impact immaterial on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. We adopted the provisions of SFAS 159 on January 1, 2007. See Note 9 which describes the impact of the adoption of SFAS 159 on our condensed consolidated financial statements.

On July 24, 2007, the FASB released FSP 140-d. The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS 140. The proposed FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the proposed FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the proposed FSP effective as soon as practicable. This FSP would be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is not permitted.

During the first quarter of 2006, we purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of June 30, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on our condensed consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset-backed bond financing. Additionally, we are still evaluating FSP 140-d but believe there would be no material change to our financial statements based on this current proposal issued by the FASB.

Results of Operations – Consolidated Earnings Comparisons

Six Months Ended June 30, 2007 as Compared to the Six Months Ended June 30, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Net Interest Income (Expense).

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

The following table provides the components of net interest income for the six and three months ended June 30, 2007 and 2006.

Table 2— Net Interest Income

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Mortgage securities	$60,348	$83,988	$28,634	$41,413
Mortgage loans held-for-sale	59,288	69,144	19,623	35,960
Mortgage loans held-in-portfolio	123,740	48,409	73,760	46,607
Other interest income	18,140	15,922	8,462	8,811

Total interest income	261,516	217,463	130,479	132,791

Interest expense:
Short-term borrowings secured by mortgage loans	44,231	65,801	15,371	43,034
Short-term borrowings secured by mortgage securities	12,446	2,802	6,159	1,856
Other short-term borrowings	857	21	612	21
Asset-backed bonds secured by mortgage loans	91,306	17,672	52,555	17,344
Asset-backed bonds secured by mortgage securities	7,867	3,023	5,152	1,206
Junior subordinated debentures	4,057	2,872	2,035	1,801

Total interest expense	160,764	92,191	81,884	65,262

Net interest income before provision for credit losses	100,752	125,272	48,595	67,529
Provision for credit losses	(93,167)	(9,590)	(73,254)	(6,045)

Net interest income (expense)	$7,585	$115,682	$(24,659)	$61,484

Our net interest income (expense) decreased to $7.6 million and ($24.7) million for the six and three months ended June 30, 2007, respectively, from $115.7 million and $61.5 million for the same periods in 2006. Interest income on mortgage loans held-in-portfolio increased for the six and three months ended June 30, 2007 from the same periods of 2006 as a result of higher average mortgage loan balances due to the on balance sheet securitizations we executed in 2006 and 2007. This increase was offset by lower interest income from our mortgage securities due to the addition of lower-yielding securities and credit deterioration and lower interest from our mortgage loans – held-for-sale due to lower originations. This increase in interest income was further offset by an increase in interest expense as a result of higher average outstanding debt balances as well as an increased cost of financing. Another major driver in the decline in net interest income (expense) from 2006 was the fact that we experienced a significant increase in our provision for credit losses, which was a result of the NHEL 2007-1 securitization being structured as a financing transaction as well as overall credit deterioration in the mortgage loan portfolio.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the six and three months ended June 30, 2007 and 2006, respectively (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$22,452	$699	$34,911	$4,137
Provision for credit losses	93,167	9,590	73,254	6,045
Charge-offs	(16,524)	(503)	(8,941)	(390)
Recoveries	1,001	113	872	107

Balance, end of period	$100,096	$9,899	$100,096	$9,899

As shown in table 3, below, our average net security yield decreased to 13.58% and 12.35% for the six and three months ended June 30, 2007 from 38.03% and 38.78% for the same periods of 2006. The decrease in our average security yield for the six and three months ended June 30, 2007 compared to the same periods in 2006 is primarily a result of margin compression caused by credit deterioration as well as our retention and purchase of lower-yielding residual and subordinated securities.

The following table presents the average balances for our mortgage securities, mortgage loans held-for-sale, mortgage loans held-in-portfolio and our repurchase agreement and securitization financings for those assets with the corresponding yields for the six and three months ended June 30, 2007 and 2006. The interest income and expense used in the calculations includes the effects of premium amortization, discount accretion, debt issuance cost amortization and commitment fees on warehouse lines of credit.

Table 3— Net Interest Income Analysis

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Mortgage securities interest analysis
Average balances:
Mortgage securities (A)	$589,508	$411,061	$560,895	$395,528
Short-term borrowing secured by mortgage securities	307,480	95,946	238,393	119,242
Asset-backed bonds secured by mortgage securities	274,154	85,823	331,999	65,948
Yield analysis:
Interest income (A)	20.47%	40.86%	20.42%	41.88%

Interest expense short-term borrowings	8.10%	5.84%	10.33%	6.23%
Interest expense asset-backed bonds	5.74%	7.04%	6.21%	7.31%

Total financing expense	6.98%	6.41%	7.93%	6.61%

Net interest spread	13.49%	37.66%	12.49%	35.27%

Net yield (B)	13.58%	38.03%	12.35%	38.78%

Mortgage loans held-for-sale interest analysis
Average balances:
Mortgage loans held-for-sale	$1,385,387	$1,679,192	$1,000,493	$1,706,865
Short-term borrowings secured by mortgage loans held-for-sale	1,310,294	1,627,527	920,257	1,675,804

Yield analysis:
Interest income	8.56%	8.23%	7.84%	8.43%
Interest expense short-term borrowings	6.65%	5.67%	6.60%	6.00%

Net interest spread	1.91%	2.56%	1.24%	2.43%

Net yield (B)	2.27%	2.74%	1.77%	2.54%

Mortgage loans held-in-portfolio interest analysis
Average balances:
Mortgage loans held-in-portfolio	$3,118,527	$1,282,494	$3,603,865	$2,465,621
Asset-backed bonds secured by mortgage loans held-in-portfolio	3,139,907	636,399	3,610,951	1,240,249
Short-term borrowing secured by mortgage loans held-in-portfolio	—	655,547	—	1,246,801

Yield analysis:
Interest income	7.94%	7.55%	8.19%	7.56%

Interest expense asset-backed bonds	5.82%	5.55%	5.82%	5.59%
Interest expense short-term borrowings	—	5.53%	—	5.55%

Total financing expense	5.82%	5.54%	5.82%	5.57%

Net interest spread	2.12%	2.01%	2.37%	1.99%

Net yield (B)	2.08%	1.97%	2.35%	1.94%

(A)	Consists of the average cost basis of our mortgage securities-available-for-sale portfolio as well as the average fair value of our mortgage securities trading portfolio. The yield information does not give effect to the changes in fair value of our mortgage securities-available-for-sale portfolio which are reflected as a component of shareholders’ equity.
(B)	Net yield is calculated as the net interest income divided by the average daily balance of the asset. The net yield will not equal the net interest spread due to the difference in denominators of the two calculations.

Mortgage Portfolio Net Interest Income. Our portfolio income comes from mortgage loans either directly (mortgage loans held-in-portfolio and mortgage loans held-for-sale) or indirectly (mortgage securities). Table 4 attempts to look through the balance sheet presentation of our portfolio income and present income as a percentage of average assets under management. The net interest income for mortgage securities – available-for-sale, mortgage loans held-in-portfolio and mortgage loans held-for-sale reflects the income after interest expense, hedging and credit expense (mortgage insurance and provision for credit losses). This metric allows us to be more easily compared to other finance companies or financial institutions that use on balance sheet portfolio accounting, where return on assets is a common performance calculation.

Our portfolio net interest yield on assets was (0.19%) and (0.88%) for the six and three months ended June 30, 2007, respectively, as compared to 1.36% for the six and three months ended June 30, 2006. The decrease in yield from the six and three months ended June 30, 2006 to 2007 can be attributed primarily to the credit deterioration in our portfolio which resulted in the recording of a significantly higher provision for credit losses as well as the continued decline in yield on our mortgage securities due to credit deterioration and the addition of lower-yielding securities.

We generally expect our net interest yield on portfolio assets to be in the range of 1% to 1.25% over the long-term.

Table 4 shows the net interest yield on assets under management during the six and three months ended June 30, 2007 and 2006.

Table 4 — Mortgage Portfolio Management Net Interest Income Analysis

(dollars in thousands)

	Mortgage Securities – Available-for- Sale	Mortgage Loans Held- in-Portfolio	Mortgage Loans Held-for- Sale	Total
For the Six Months Ended:
June 30, 2007
Interest income (A)	$37,215	$123,740	$59,288	$220,243
Interest expense:
Short-term borrowings	—	—	44,231	44,231
Asset-backed bonds	—	91,306	—	91,306

Total interest expense (B)	—	91,306	44,231	135,537

Mortgage portfolio net interest income before other expense	37,215	32,434	15,057	84,706
Other expense (C)	—	(99,270)	(1,224)	(100,494)

Mortgage portfolio net interest income (expense)	$37,215	$(66,836)	$13,833	$(15,788)

Average balance of the underlying loans	$11,723,729	$3,118,527	$1,385,387	$16,227,643
Net interest yield on assets	0.63%	(4.29)%	2.00%	(0.19)%

June 30, 2006
Interest income (A)	$76,057	$48,409	$69,144	$193,610
Interest expense:
Short-term borrowings	—	17,964	47,837	65,801
Asset-backed bonds	—	17,672	—	17,672

Total interest expense (B)	—	35,636	47,837	83,473

Mortgage portfolio net interest income before other expense	76,057	12,773	21,307	110,137
Other (expense) income (C)	—	(11,868)	2,371	(9,497)

Mortgage portfolio net interest income	$76,057	$905	$23,678	$100,640

Average balance of the underlying loans	$11,848,826	$1,282,494	$1,679,191	$14,810,511
Net interest yield on assets	1.28%	0.14%	2.82%	1.36%

(A)	Does not include interest income from securities classified as trading and subordinated securities classified as available-for-sale.
(B)	Does not include interest expense related to the junior subordinated debentures and interest expense on other short-term borrowings.
(C)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

	Mortgage Securities – Available-for- Sale	Mortgage Loans Held- in-Portfolio	Mortgage Loans Held-for- Sale	Total
For the Three Months Ended:
June 30, 2007
Interest income (A)	$16,409	$73,760	$19,623	$109,792
Interest expense:
Short-term borrowings	—	—	15,371	15,371
Asset-backed bonds	—	52,555	—	52,555

Total interest expense (B)	—	52,555	15,371	67,926

Mortgage portfolio net interest income before other (expense) income	16,409	21,205	4,252	41,866
Other (expense) income (C)	—	(76,999)	143	(76,856)

Mortgage portfolio net interest income	$16,409	$(55,794)	$4,395	$(34,990)

Average balance of the underlying loans	$11,385,161	$3,603,865	$1,000,493	$15,989,520
Net interest yield on assets	0.58%	(6.20)%	1.76%	(0.88)%

June 30, 2006
Interest income (A)	$36,722	$46,607	$35,960	$119,289
Interest expense:
Short-term borrowings	—	17,288	25,746	43,034
Asset-backed bonds	—	17,344	—	17,344

Total interest expense (B)	—	34,632	25,746	60,378

Mortgage portfolio net interest income before other (expense) income	36,722	11,975	10,214	58,911
Other (expense) income (C)	—	(8,266)	1,896	(6,370)

Mortgage portfolio net interest income	$36,722	$3,709	$12,110	$52,541

Average balance of the underlying loans	$11,334,835	$2,465,621	$1,706,865	$15,507,321
Net interest yield on assets	1.30%	0.59%	2.84%	1.36%

(A)	Does not include interest income from securities classified as trading and subordinated securities classified as available-for-sale.
(B)	Does not include interest expense related to the junior subordinated debentures and interest expense on other short-term borrowings.
(C)	Other expense includes net settlements on non-cash flow hedges and credit expense (mortgage insurance and provision for credit losses).

Gains (Losses) on Sales of Mortgage Assets. The following table shows the changes and makeup of our (losses) gains on sales of mortgage assets for the six and three months ended June 30, 2007 and June 30, 2006:

Table 5 — (Losses) Gains on Sales of Mortgage Assets

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Gains on sales of mortgage loans to third parties	$1,253	$7,327	$52	$6,048
Provision for repurchased loans	(3,611)	(1,152)	(523)	(51)
(Losses) gains on sales of mortgage loans transferred in securitizations	(4,981)	19,528	(4,981)	18,325
Losses on sales of real estate owned	(5,055)	(1,192)	(3,651)	(575)
Elimination of gains from discontinued operations	—	(1,193)	—	(462)

(Losses) gains on sales of mortgage assets	$(12,394)	$23,318	$(9,103)	$23,285

We recorded losses on sales of mortgage assets for the six and three months ended June 30, 2007 of $(12.4) million and $(9.1) million respectively, as compared to gains on sales of mortgage assets of $23.3 million and $23.3 million for the same periods of 2006. The losses recorded in 2007 are due primarily to losses on sales of real estate owned and a decrease in gains on sales of mortgage loans transferred in securitizations. Our losses on sales of real estate owned increased due to credit deterioration in the subprime market particularly as it relates to our mortgage loans-held-for-sale. The decrease in gains on sales of mortgage loans transferred in securitizations was a result of lower profit margins in the securitization market as well as a lower volume of loans securitized in transactions structured as sales. We securitized $1.4 billion of mortgage loans in the first six months of 2007 as compared to $2.1 billion for the same period of 2006.

Activity in the reserve for repurchases is as follows for the six and three months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$24,773	$2,345	$7,336	$1,802
Provision for repurchased loans	3,611	1,152	523	51
Transfer to the allowance for the lower of cost or fair value on mortgage loans – held-for-sale	(22,329)	(1,532)	(3,806)	—
Charge-offs, net	(2,543)	(205)	(541)	(93)

Balance, end of period	$3,512	$1,760	$3,512	$1,760

Table 6 — Mortgage Loans Transferred in Securitizations Structured as Sales

(dollars in thousands)

					Weighted Average Assumptions Underlying Initial Value of Mortgage Securities – Available-for-Sale
	Principal Amount	Whole Loan Price Used in the Initial Valuation of Retained Interests	Net (Loss) Gain Recognized	Initial Cost Basis of Residual Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2007:
First quarter	$—	—	$—	$—	—	—	—
Second quarter	1,400,000	99.33%	(4,981)	56,387	34%	20%	5.70%

Total	$1,400,000	99.33%	$(4,981)	$56,387	34%	20%	5.70%

2006:
First quarter	$378,944	101.49%	$1,203	$9,485	43%	15%	2.36%
Second quarter	1,711,844	102.03%	18,325	49,905	44%	15%	2.53%

Total	$2,090,788	101.94%	$19,528	$59,390	44%	15%	2.50%

Table 6 demonstrates the credit deterioration in the subprime market by the increase in expected credit losses from 2006 to 2007.

The following table summarizes our sales of nonconforming loans to third parties during the six and three months ended June 30, 2007 as compared to the same periods in 2006. This table illustrates the weak subprime mortgage market in 2007 through lower whole loan values and even tighter mortgage banking profit margins in 2007 as compared to 2006.

Table 7 — Mortgage Loan Sales to Third Parties – Nonconforming

(dollars in thousands)

	Principal Amount	Net (Loss) Gain Recognized	Weighted Average Price to Par of the Loans Sold
2007:
First Quarter	$73,686	$(1,887)	101.82%
Second Quarter	170,439	(471)	100.77%

Total	$244,125	$(2,358)	101.09%

2006:
First Quarter	$358,991	$(173)	101.16%
Second Quarter	434,065	5,997	101.63%

Total	$793,056	$5,824	101.42%

Gains on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, we transfer certain of these derivative instruments into our securitization trusts when the securitizations are structured as sales to provide interest rate protection to the third-party bondholders. Prior to the date when we transfer these derivatives, changes in the fair value of these derivative instruments and net settlements with counterparties are credited or charged to current earnings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. Fair value, at the date of securitization, of the derivative instruments transferred into securitizations structured as sales is included as part of the cost basis of the mortgage loans securitized. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents.

Any cash flows from these derivatives projected to flow to our residual securities are included in the valuation. The gains on derivative instruments can be summarized for the six and three months ended June 30, 2007 and 2006 as follows:

Table 8—Gains on Derivative Instruments

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30
	2007	2006	2007	2006
Increase in fair value	$3,442	$9,897	$7,405	$3,835
Net settlements	2,934	6,244	1,538	3,477
Losses on commitments to originate mortgage loans	(651)	(1,410)	(547)	(1,172)

Gains on derivative instruments	$5,725	$14,731	$8,396	$6,140

Impairment on Mortgage Securities – Available-for-Sale.

To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the six and three months ended June 30, 2007, we recorded an impairment loss of $26.0 million and $22.6 million, respectively, compared to $6.5 million and $4.5 during the same periods of 2006. The increase in impairments in 2007 was primarily driven by an increase in projected losses due to the deteriorating credit quality of the loans underlying the securities declining. The following table summarizes the impairment on our mortgage securities – available-for-sale by mortgage security for the six and three months ended June 30, 2007 and June 30, 2006.

Table 9 — Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Mortgage Securities – Available-for-Sale:
NMFT Series 2002-3	$545	$—	$425	$—
NMFT Series 2003-1	789	—	789	—
NMFT Series 2003-3	1,651	—	1,651	—
NMFT Series 2003-4	607	—	607	—
NMFT Series 2004-1	1,325	—	1,325	—
NMFT Series 2004-2 CT Bond	74	—	—	—
NMFT Series 2005-1	1,699	—	1,699	—
NMFT Series 2005-2	4,764	—	4,764	—
NMFT Series 2005-3	2,606	—	2,606	—
NMFT Series 2005-4	464	6,453	464	4,488
NMFT Series 2006-2	1,000	—	1,000	—
NMFT Series 2006-4	2,603	—	1,390	—
NMFT Series 2006-5	2,252	—	2,076	—
NMFT Series 2006-6	5,614	—	3,773	—

Impairment on mortgage securities – available-for-sale	$25,993	$6,453	$22,569	$4,488

Fee Income. Our fee income declined to $11.2 million and $5.1 million for the six and three months ended June 30, 2007 respectively, from $14.5 million and $6.9 million for the same periods of 2006. Fee income primarily consists of service fee income. Service fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. These fees are approximately 0.50% of the outstanding balance of the loans being serviced. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees and processing fees. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible. Servicing fees received from the securitization trusts were $29.7 million and $13.4 million for the six and three months ended June 30, 2007, respectively, compared with $29.8 million and $14.1 million for the same periods of 2006. Servicing fees have declined due to the increase in securitizations structured as financings. Servicing fees paid by the trusts structured as financings are eliminated upon consolidation.

The amortization of mortgage servicing rights is also included in fee income. Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. Generally, as the size of our servicing portfolio increases the amortization expense will increase. In addition the amortization of mortgage servicing rights is impacted by our assumptions regarding prepayment speeds for the loans being serviced for investors. During periods of increasing loan prepayments, the amortization on our mortgage servicing rights generally will increase. See Table 24 for a summary of our expected prepayment rate assumptions by securitization trust. Amortization of mortgage servicing rights increased to $17.3 million and $8.0 million for the six and three months ended June 30, 2007, respectively, from $15.4 million and $7.0 million for the same periods in 2006.

Origination fees are received from borrowers at the time of loan closing and deferred until the related loans are sold or securitized in transactions structured as sales. For securitizations structured as financings this fee income is deferred and amortized into interest income over the life of the loans using a level yield method.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the income statement under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $10.3 million and $5.1 million for the six and three months ended June 30, 2007, respectively, compared to $6.2 million and $3.8 million for the same periods of 2006. The increase in premiums on mortgage loan insurance for the six and three months ended June 30, 2007 as compared to prior year is due to the large increase of loans-held-in-portfolio on our condensed consolidated balance sheet.

Some of the mortgage loans that serve as collateral for our mortgage securities – available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

We intend to continue to use mortgage insurance coverage as a credit management tool as we continue to originate, purchase and securitize mortgage loans. Mortgage insurance claims on loans where a defect occurred in the loan origination process will not be paid by the mortgage insurer. The assumptions we use to value our mortgage securities – available-for-sale consider this risk. For the NHES Series 2007-1 the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 44% of total principal. As of June 30, 2007, 51% of the total principal of our securitized loans, excluding NHES 2006-MTA1, had mortgage insurance coverage compared to 55% as of June 30, 2006. We have excluded our NHES 2006-MTA1 deal from our analysis of securitized loans with mortgage insurance due to the low percentage of mortgage insurance purchased on those loans due to their higher credit quality.

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

General and Administrative Expenses. The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services, loan expense, marketing expense and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Loan expense primarily consists of expenses relating to the underwriting of mortgage loans that do not fund successfully and servicing costs. Marketing expenses primarily consists of costs for purchased loan leads, advertising and business promotion. Other expense primarily includes miscellaneous banking fees and travel and entertainment expenses. General and administrative expenses increased to $120.1 million and $55.7 million for the six and three months ended June 30, 2007, respectively as compared to $98.6 million and $52.6 million for the same periods of 2006. The increase for the six months ended June 30, 2007 as compared to 2006 is due in large part to increased expenses related to the operation of retail branches acquired during the fourth quarter of 2006. Other factors contributing to the increase were:

•

$4.7 million charge for debt issuance costs, included in professional and outside services, related to the issuance of asset-backed bonds in our CDO transaction during the first quarter of 2007. In accordance with SFAS 159, debt issuance costs are current period expenses and are not amortized over the life of the debt on a level-yield basis.

•

$3.7 million of compensation and benefits expense during the six months ended June 30, 2007 related to the reduction in force and in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

•

$5.1 million charge for the litigation settlement, included in professional and outside services, related to the “Pierce et al. v. NovaStar Mortgage, Inc.” as discussed in “Item 1. Legal Proceedings” under “Part II. Other Information.”

Other Operational Data

Loan Fundings.

The following table summarizes our loan production for the six and three months ended June 30, 2007 and 2006. We have separated MTA (option ARM) bulk loan purchased in the first quarter of 2006 from our normal originations and purchases because of the unique nature of these purchases. These purchases were executed solely for the purpose of adding qualified assets to the REIT.

Table 10— Nonconforming Loan Originations and Purchases

(dollars in thousands, except for average loan balance and number of loans)

					Weighted Average
	Number	Principal	Average Loan Balance	Price Paid to Broker	Loan to Value	FICO Score	Coupon	Percent with Prepayment Penalty
2007:
First quarter	8,708	$1,441,675	$165,558	100.3%	82%	621	8.75%	63%
Second quarter	4,498	773,733	172,017	101.19	79	615	9.32	63

Total	13,206	$2,215,408	$167,758	100.61%	81%	619	8.95%	63%

2006:
First quarter	11,373	$1,834,825	$161,332	100.8%	81%	628	8.53%	62%
First quarter MTA bulk purchases	2,415	991,407	410,520	103.4	74	713	6.89	68

Total first quarter	13,788	2,826,232	204,978	101.8	79	658	7.96	64
Second quarter	17,000	2,816,586	165,682	100.9	82	625	8.66	61

Total	30,788	$5,642,818	$183,280	101.3%	81%	641	8.31%	63%

We originated and purchased $2.2 billion in nonconforming loans during the six months ended June 30, 2007 as compared to $5.6 billion for the same period of 2006. The 61% decrease in origination volume from 2006 was caused by the steps we have taken to tighten our underwriting guidelines to address the deteriorating credit environment and the fact that we have curtailed our origination business due to the instability in the secondary market. Wholesale production in the six and three months ended June 30, 2007 represented 69% and 61%, respectively, compared to 82% and 84% for the same periods of 2006. Retail production in the six and three months ended June 30, 2007 represented 29% and 39%, respectively, compared to 11% and 9% for the same periods of 2006.

Cost of Production.

The cost of production table below includes all costs paid and fees collected during the loan origination cycle, including loans that do not fund. This distinction is important as we can only capitalize as deferred broker premium and costs, those costs (net of fees) directly associated with a “funded” loan. Costs associated with loans that do not fund are recognized immediately as a component of general and administrative expenses. For loans held-for-sale, deferred net costs are recognized when the related loans are sold outright or transferred in securitizations. For loans held-in-portfolio, deferred net costs are recognized over the life of the loan as a reduction to interest income. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. Increased efficiencies in the nonconforming lending operation correlate to lower general and administrative costs and higher gains on sales of mortgage assets. Overhead costs increased from the first six months of 2006 to 2007 primarily due to lower origination volumes. Premium paid to broker, net of fees collected decreased as a percentage of volume from 2006 to 2007 due primarily to higher retail origination volume as a percentage of total volume as well as lower premiums paid to brokers on our wholesale production. We do not pay broker premiums for retail loans as they are direct to consumer loans. Additionally, retail originations earn higher origination fees per loan.

Table 11 — Cost of Production, as a Percent of Principal

	Overhead Costs	Premium Paid to Broker, Net of Fees Collected	Total Acquisition Cost
2007:
First quarter	3.41%	(0.66)%	2.75%
Second quarter	4.84%	(1.64)%	3.20%
Year to Date	3.91%	(1.00)%	2.91%

2006:
First quarter	1.31%	1.32%	2.63%
Second quarter	1.50%	0.32%	1.82%
Year to Date	1.41%	0.82%	2.23%

The following table is a reconciliation of our lending division’s overhead costs included in our cost of production to general and administrative expenses of the mortgage lending segment as shown in Note 18 to the condensed consolidated financial statements, presented in accordance with GAAP. We believe this presentation of our cost of production provides useful information to investors regarding our financial performance because it reflects the direct costs of loan production and allows us to monitor the performance of our core operations and provides useful information regarding our financial performance. Management uses this measure for the same purpose. However, this presentation is not intended to be used as a substitute for financial results prepared in accordance with GAAP.

Table 12 – Reconciliation of Overhead Costs, Non-GAAP Financial Measure

(dollars in thousands, except lending overhead as a percentage)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Mortgage lending general and administrative expenses (A)	$88,449	$71,398	$40,341	$39,345
Direct origination costs classified as a reduction in gain-on-sale	14,818	15,261	5,828	7,465
Exit or disposal costs not included in lending overhead expenses (B)	(2,398)	—	(492)	—
Other non-lending overhead expenses	(14,177)	(7,213)	(8,194)	(4,478)

Lending overhead costs	86,692	79,446	37,483	42,332
Premium paid to broker, net of fees collected	(22,315)	46,148	(12,700)	8,956

Total cost of loan production	$64,377	$125,594	$24,783	$51,288

Loan production, principal	$2,215,408	$5,642,818	$773,733	$2,816,586
Total cost of production, as a percentage of loan production (B)	2.91%	2.23%	3.20%	1.82%

(A)	Mortgage lending general and administrative expenses are presented in Note 18 to the condensed consolidated financial statements.
(B)	We have excluded the exit and disposal costs our lending division incurred from our analysis above. Our cost of loan production for the six and three months ended June 30, 2007 would have been 3.01% and 3.27%, respectively had we included these costs in this analysis.

Mortgage Loan Servicing

Servicing income, before amortization of mortgage servicing rights includes fee income and interest income, which is earned on custodial bank accounts. The costs of servicing include the general and administrative expenses incurred by our servicing operation as well as allocated corporate expenses.

Our servicing income per loan before tax per unit increased to $171 for the six months ended June 30, 2007 from $145 for the six months ended June 30, 2006 due to a higher ratio of loans earning fee income within securitization trusts to those loans in our warehouse which do not earn fee income. For the three months ended June 30, 2007, servicing income per loan before tax per unit decreased to $161 from $199 for three months ended June 30, 2006. This decrease is due largely to higher servicing costs which resulted from the increase in delinquencies.

Table 13 — Summary of Servicing Operations

(dollars in thousands, except per loan cost)

	For the Six Months Ended June 30,
	2007		2006
	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$15,450,030		$15,887,948

Number of loans at period end (A)	100,231		104,499

Average unpaid principal during the period (A)	$16,140,842		$15,045,425

Average number of loans during the period (A)	104,305		101,366

Servicing income, before amortization of mortgage servicing rights	$46,814	$898	$40,973	$808
Costs of servicing	(20,421)	(392)	(18,195)	(359)

Net servicing income, before impairment and amortization of mortgage servicing rights	26,393	506	22,778	449
Impairments of mortgage servicing rights, net of reversals	(222)	(4)	—	—
Amortization of mortgage servicing rights	(17,275)	(331)	(15,421)	(304)

Servicing income before income tax	$8,896	$171	$7,357	$145

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

	For the Three Months Ended June 30,
	2007		2006
	Amount	Per Loan (B)	Amount	Per Loan (B)
Unpaid principal at period end (A)	$15,450,030		$15,887,948

Number of loans at period end (A)	100,231		104,499

Average unpaid principal during the period (A)	$15,766,765		$15,615,447

Average number of loans during the period (A)	102,012		103,281

Servicing income, before amortization of mortgage servicing rights	$22,094	$867	$20,744	$804
Costs of servicing	(10,826)	(425)	(8,594)	(333)

Net servicing income, before impairment and amortization of mortgage servicing rights	11,268	442	12,150	471
Reversal of temporary impairments	799	31
Amortization of mortgage servicing rights	(7,965)	(312)	(7,024)	(272)

Servicing income before income tax	$4,102	$161	$5,126	$199

(A)	Includes loans we have sold and are still servicing on an interim basis.
(B)	Per unit amounts are calculated using the average number of loans during the period presented.

Income and Excise Taxes & REIT Status

NFI has elected to be treated as a REIT for federal income tax purposes. NFI is not required to pay any corporate level income taxes as long as we remain a REIT and distribute 100 percent of our taxable income in the form of dividend distributions to our shareholders.

As a REIT, NFI may be subject to a federal excise tax. An excise tax is incurred if NFI distributes less than 85 percent of its taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, NFI may include dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of our taxable income exceeds our dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the six months ended June 30, 2007 and 2006, we accrued excise tax (benefit) expense of approximately $(340,000) and $3.4 million, respectively. Excise tax (benefit) expense is recorded in the other component of general and administrative expenses on our condensed consolidated statements of operations. As of June 30, 2007 and December 31, 2006, accrued excise tax (receivable) payable was approximately $(463,000) and $4.7 million, respectively. The excise tax receivable is reflected as a component of other assets on our condensed consolidated balance sheets. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

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

As of June 30, 2007 and December 31, 2006, our net deferred tax asset (excluding valuation allowance and deferred taxes related to unrealized gains on available for sale securities) was $252.0 million and $49.7 million, respectively.

Deferred taxes are required to be determined for each tax-paying component of a consolidated entity. The REIT and the taxable REIT subsidiary have previously been viewed as two separate components for this purpose. Historically, we have recorded deferred taxes only at the TRS. Conversely, prior to 2007, we have not recorded deferred taxes at the REIT because of our intent to operate NFI as a REIT.

On May 3, 2007, our Board of Directors approved a resolution enabling management to take the necessary steps to revoke NFI’s REIT election effective January 1, 2008. Management intends to carry out this plan.

The decision to revoke NFI’s REIT status was based on several significant factors. First, operating as a REIT restricts our ability to operate our business. The REIT source of income tests and diversification of assets tests not only limits our ability to hedge our interest rate risk, but also unduly restricts our ability to efficiently manage our portfolio management business. Second, since we are required to distribute most of our earnings in the form of dividends to shareholders to comply with REIT distribution requirements, our ability to retain capital to grow our business is significantly reduced. Third, our projections demonstrate that we will not generate taxable income at the REIT from 2007 through 2011. This is due primarily to the expected reversal of deductible temporary differences that have accumulated over the past several years. As we have disclosed in previous filings, we had experienced significantly higher taxable income compared to financial statement income in years prior to 2007. This was due primarily to timing differences between financial statement and income tax recognition of income and losses on our portfolio of interest-only mortgage securities. Without taxable income, we will not have a requirement to distribute dividends to shareholders.

As a result of the factors identified above, management believes it is in the best interest of the shareholders to release NFI from its REIT restrictions and operate as a C corporation.

With the Board of Director’s decision to authorize management to revoke NFI’s REIT election effective January 1, 2008, NFI scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during our final calendar year as a REIT and for amounts to be realized in subsequent taxable years. As previously stated, NFI will be taxable as a C corporation in the tax year the revocation of its REIT election is effective (2008) and for subsequent taxable years. Accordingly, NFI recorded deferred taxes as of June 30, 2007 based on estimated cumulative temporary differences at January 1, 2008 that are expected to reverse in a subsequent taxable year.

All differences between financial statement carrying amounts and tax bases (i.e. cumulative temporary differences or “CTD’s”) accumulated as of December 31, 2006 were based on actual financial statement balances and NFI’s best estimate of income tax balances, as NFI has yet to file its 2006 REIT income tax return. These CTD’s were then rolled forward through January 1, 2008 for what NFI estimates to be realized on NFI’s final REIT return for 2007. In rolling forward the projected CTD’s, NFI used estimates based on calendar year 2007 projections of financial statement income, securitization activity, interest income, bad debt expenses, and other estimates. Such estimates were derived from information best available through June 30, 2007 as well as assumptions on information that is not yet available and are likely to change. It is reasonable to expect changes to our estimate of the deferred tax assets and liabilities in the remaining 2007 interim periods, as actual information becomes available. Such changes will affect our income tax expense and will increase the volatility of the effective tax rate during 2007.

Based on our estimate of temporary differences as of June 30, 2007, NFI will have approximately $328.6 million of net future deductible timing differences remaining at January 1, 2008. Accordingly NFI recorded a net deferred tax asset of $123.8 million (excluding the deferred tax liability on unrealized gains from available for sale securities of $6.8 million) using an effective tax rate of approximately 37.7%. The effective tax rate of 37.7% was calculated by including the REIT in consolidated/combined tax returns with the TRS beginning in 2008. The change in the projected temporary difference for the REIT from $253.2 (as of March 31) to $328.6 (as of June 30) was a result of changes in REIT pre-tax book income for 2007 and basis differences in securities. The primary differences for the changes were due to (1) GAAP impairments; (2) changes to projected cash flows; and (3) changes in accrual rates on securities.

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

We recorded a valuation allowance for deferred tax assets as of June 30, 2007 and December 31, 2006 of $3.3 million and $0.7 million, respectively. The net change in the valuation allowance for the six months ended June 30, 2007 was an increase of $2.6 million. The valuation allowance relates to various separate company state net operating losses for which we determined it was more likely than not that such state net operating losses would not be realized.

In determining the amount of valuation allowance to record as of June 30, 2007, if any, we evaluated all of our deferred tax assets and whether it was more likely than not such deferred tax assets would be realized. We concluded the weight given to the positive evidence supports a conclusion that it is more likely than not that $248.7 million of the net deferred tax asset (excluding the deferred tax liability on unrealized gains from available for sale securities of $2.5 million) of $252.0 million as of June 30, 2007 will be realized.

As a result of our decision to revoke NFI’s REIT election effective January 1, 2008, we evaluated the positive and negative evidence as of June 30, 2007 on a combined enterprise basis (i.e. the REIT and the TRS) to form our conclusion. On a combined enterprise basis, we have not generated a cumulative loss in recent years. In addition, we have never experienced the expiration of a net operating loss in a significant taxing jurisdiction. The fact we have not experienced a cumulative loss in recent years is significant objective evidence in evaluating the need for a valuation allowance.

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

Financial Condition as of June 30, 2007 and December 31, 2006

The following table summarizes the activity of our mortgage loans classified as held-for-sale for the six months ended June 30, 2007.

Table 14 — Rollforward of Mortgage Loans—Held-for-Sale

(dollars in thousands)

Beginning principal balance	$1,631,891
Originations and purchases	2,308,139
Borrower repayments	(30,352)
Sales to third parties	(244,125)
Sales in securitizations	(1,400,000)
Transfers to real estate owned	(24,102)
Repurchase of mortgage loans from securitization trusts	—
Transfers of mortgage loans to held-in-portfolio	(1,888,776)

Ending principal balance	352,675
Loans under removal of accounts provision	120,138
Net deferred origination costs	(945)
Allowance for the lower of cost or fair value	(23,718)

Mortgage loans held-for-sale	$448,150

Our portfolio of mortgage loans held-for-sale decreased to $448.2 million at June 30, 2007 from $1.7 billion at December 31, 2006. This decrease is a result of a lower volume of originations and purchases during the first six months of 2007 due to tightening of underwriting guidelines and our decision to limit origination volumes due to uncertainty in the secondary market as well as the timing of our securitizations and loan sales.

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans classified as held-for-sale as of June 30, 2007 and December 31, 2006.

Table 15 — Mortgage Loans – Held-for-Sale by FICO Score

(dollars in thousands)

	As of June 30, 2007			As of December 31, 2006
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value
FICO score not available	$925	8.83%	66.2%	$577	10.89%	63.0%
540 and below	34,827	10.44	74.1	134,147	9.68	79.7
540 to 579	64,427	9.72	77.9	248,559	9.21	81.4
580 to 619	83,997	9.59	82.3	336,457	8.90	84.6
620 to 659	83,808	9.09	85.2	392,316	8.60	84.7
660 and above	84,691	8.65	84.1	519,835	8.11	83.1

Total	$352,675	9.35%	81.8%	$1,631,891	8.69%	83.2%

The following table provides information on the collateral location for our loans classified as held-for-sale as of June 30, 2007 and December 31, 2006.

Table 16 — Mortgage Loans – Held-for-Sale by Collateral Location

As of June 30, 2007		As of December 31, 2006
Collateral Location	Percent of Total	Collateral Location	Percent of Total
Florida	17%	Florida	19%
California	16	California	12
Michigan	6	Virginia	5
Texas	5	Maryland	4
All other states (each less than 5% of total)	56	All other states (each less than 4% of total)	60

Total	100%	Total	100%

The following table provides information on the product type for our loans classified as held-for-sale as of June 30, 2007 and December 31, 2006.

Table 17 — Mortgage Loans – Held-for-Sale by Product Type

(dollars in thousands)

Product Type	As of June 30, 2007	As of December 31, 2006
2-Year Fixed	$141,772	$621,108
2-Year Fixed 40/30	71,610	301,488
30-Year Fixed	52,099	220,473
2-Year Fixed Interest-only	23,529	140,899
MTA (Option ARM)	17,372	177,032
40/30-Year Fixed	13,046	33,937
Other Products	33,247	136,954

Total	$352,675	$1,631,891

The following table provides delinquency information for our loans classified as held-for-sale as of June 30, 2007 and December 31, 2006.

Table 18 — Mortgage Loans – Held-for-Sale Delinquencies

(dollars in thousands)

	As of June 30, 2007		As of December 31, 2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$292,851	83%	$1,613,112	99%
30-59 days delinquent	419	—	5,777	—
60-89 days delinquent	751	—	1,351	—
90 + days delinquent	40,986	12	1,349	—
In process of foreclosure	17,668	5	10,302	1

Total principal	$352,675	100%	$1,631,891	100%

Mortgage Loans - Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the six months ended June 30, 2007 and the year ended December 31, 2006.

Table 19 — Rollforward of Mortgage Loans - Held-in-Portfolio

(dollars in thousands)

Beginning principal balance	$2,101,768
Borrower repayments	(471,694)
Capitalization of interest	23,065
Transfers of mortgage loans from held-for-sale	1,888,776
Transfers to real estate owned	(52,394)

Ending principal balance	3,489,521
Net unamortized deferred origination costs	28,094
Carrying value adjustment	(2,216)

Amortized cost	3,515,399
Allowance for credit losses	(100,096)

Mortgage loans held-in-portfolio	$3,415,303

Our portfolio of mortgage loans held-in-portfolio increased to $3.4 billion at June 30, 2007 from $2.1 billion at December 31, 2006. During the first quarter of 2007 we transferred mortgage loans with a principal balance of $1.9 billion from the held-for-sale classification to the held-in-portfolio classification which were used as the underlying collateral for our NHEL 2007-1 securitization, which was structured as a financing and completed in the first quarter.

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans classified as held-in-portfolio as of June 30, 2007 and December 31, 2006.

Table 20 — Mortgage Loans – Held-in-Portfolio by FICO Score

(dollars in thousands)

	As of June 30, 2007			As of December 31, 2006
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan- to-Value
FICO score not available	$12,763	8.00%	75.02%	$14,605	7.85%	73.6%
540 and below	215,277	9.72	78.13	79,552	9.66	75.6
540 to 579	439,941	9.27	80.30	163,578	9.25	78.3
580 to 619	613,277	8.85	83.27	255,777	8.81	81.0
620 to 659	758,602	8.50	82.67	368,232	8.24	79.5
660 and above	1,449,661	8.28	79.89	1,220,024	8.09	77.4

Total	$3,489,521	8.64%	81.01%	$2,101,768	8.35%	78.2%

The following table provides information on the collateral location for our loans classified as held-in-portfolio as of June 30, 2007 and December 31, 2006.

Table 21 — Mortgage Loans – Held-in-Portfolio by Collateral Location

As of June 30, 2007		As of December 31, 2006
Collateral Location	Percent of Total	Collateral Location	Percent of Total
California	26%	California	42%
Florida	19	Florida	19
All other states (each less than 4% of total)	55	All other states (each less than 5% of total)	39

Total	100%	Total	100%

The following table provides information on the product type for our loans classified as held-in-portfolio as of June 30, 2007 and December 31, 2006.

Table 22 — Mortgage Loans – Held-in-Portfolio by Product Type

(dollars in thousands)

Product Type	As of June 30, 2007	As of December 31, 2006
2-Year Fixed	$1,220,679	$608,188
MTA (Option ARM)	848,446	1,042,415
2-Year Fixed 40/30	425,183	44,115
30-Year Fixed	382,593	135,576
Other Products	612,620	271,474

Total	$3,489,521	$2,101,768

The following table provides delinquency information for our loans classified as held-in-portfolio as of June 30, 2007 and December 31, 2006.

Table 23 — Mortgage Loans – Held-in-Portfolio Delinquencies

(dollars in thousands)

	As of June 30, 2007		As of December 31, 2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$3,255,008	93%	$2,013,541	96%
30-59 days delinquent	77,326	2	29,316	1
60-89 days delinquent	48,828	1	15,593	1
90 + days delinquent	13,965	1	5,080	—
In process of foreclosure	94,394	3	38,238	2

Total principal	$3,489,521	100%	$2,101,768	100%

Mortgage Securities Available-for-Sale and Trading. The following tables summarize our mortgage securities – available for sale portfolio and the current assumptions and assumptions at the time of securitization as of June 30, 2007 and December 31, 2006.

Table 24 — Valuation and Assumptions for Individual Mortgage Securities – Available-for-Sale and Trading

(dollars in thousands)

As of June 30, 2007

				Current Assumptions			Assumptions at Trust Securitization
Securitization Trust	Cost (A)	Unrealized Gain (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series – Available-for-Sale:
2002-3	$2,528	$—	$2,528	15%	32%	0.5%	20%	30%	1.0%
2003-1	8,278	—	8,278	15	25	1.3	20	28	3.3
2003-2	6,158	624	6,782	15	26	0.8	28	25	2.7
2003-3	3,760	—	3,760	15	25	0.9	20	22	3.6
2003-4	3,303	—	3,303	15	31	1.1	20	30	5.1
2004-1	3,115	—	3,115	15	42	1.5	20	33	5.9
2004-2	17,787	578	18,365	15	44	1.5	26	31	5.1
2004-3	26,128	870	26,998	15	45	1.8	19	34	4.5
2004-4	15,898	212	16,110	15	50	1.5	26	35	4.0
2005-1	15,446	—	15,446	20	54	1.9	15	37	3.6
2005-2	3,950	—	3,950	20	50	1.7	13	39	2.1
2005-3	8,406	—	8,406	20	46	1.7	15	41	2.0
2005-3 (C)	977	1,741	2,718	20	N/A	N/A	N/A	N/A	N/A
2005-4	7,263	—	7,263	20	44	2.3	15	43	2.3
2005-4 (C)	2,761	1,358	4,119	20	N/A	N/A	N/A	N/A	N/A
2006-2	5,723	—	5,723	20	45	3.8	15	44	2.4
2006-3	5,532	655	6,187	20	45	5.0	15	43	3.0
2006-4	6,666	—	6,666	20	45	4.5	15	43	2.9
2006-5	8,540	—	8,540	20	44	6.5	15	43	3.9
2006-6	10,658	—	10,658	20	41	5.7	15	41	3.7

Total	$162,877	$6,038	$168,915

NMFT Series – Trading Securities:
2007-2	$54,738	$178	$54,916	20	34	5.8	20	34	5.7

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Represent derivative cash flow bonds (“CT Bonds”).

As of December 31, 2006

				Current Assumptions			Assumptions at Trust Securitization
Securitization Trust	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2002-3	$3,384	$56	$3,440	20%	35%	0.4%	20%	30%	1.0%
2003-1	9,398	418	9,816	20	32	1.3	20	28	3.3
2003-2	5,458	2,450	7,908	20	31	0.8	28	25	2.7
2003-3	5,255	254	5,509	20	29	0.8	20	22	3.6
2003-4	3,509	1,513	5,022	20	38	1.0	20	30	5.1
2004-1	13,511	3,170	16,681	20	47	1.3	20	33	5.9
2004-1 (D)	132	—	132	20	N/A	N/A	N/A	N/A	N/A
2004-2	14,321	4,492	18,813	20	47	1.3	26	31	5.1
2004-2 (D)	1,322	60	1,382	20	N/A	N/A	N/A	N/A	N/A
2004-3	24,939	8,982	33,921	19	48	1.5	19	34	4.5
2004-4	16,237	8,684	24,921	20	56	1.3	26	35	4.0
2005-1	20,525	4,558	25,083	15	60	1.7	15	37	3.6
2005-2	13,831	67	13,898	13	54	1.5	13	39	2.1
2005-3	13,047	1,169	14,216	15	51	1.5	15	41	2.0
2005-3 (C)	47,814	(1,131)	46,683	N/A	N/A	N/A	N/A	N/A	N/A
2005-3 (D)	6,423	1,473	7,896	15	N/A	N/A	N/A	N/A	N/A
2005-4	11,087	1,194	12,281	15	49	2.0	15	43	2.3
2005-4 (D)	5,278	1,143	6,421	15	N/A	N/A	N/A	N/A	N/A
2006-2	13,835	—	13,835	15	46	3.2	15	44	2.4
2006-3	13,746	—	13,746	15	45	4.3	15	43	3.0
2006-4	19,019	—	19,019	15	45	3.5	15	43	2.9
2006-5	22,181	—	22,181	15	44	4.8	15	43	3.9
2006-6	26,508	—	26,508	15	42	3.9	15	41	3.7

Total	$310,760	$38,552	$349,312

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Consists of the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represent derivative cash flow bonds (“CT Bonds”).

As of June 30, 2007 and December 31, 2006 the fair value of our mortgage securities – available-for-sale was $168.9 million and $349.3 million, respectively. The decline is mostly due to compressed margins, an increase in expected credit losses and normal paydowns.

Summary of Securitizations.

The following tables provide a summary of the loans collateralizing our securitizations structured as sales as well as the outstanding asset backed bonds which were outstanding at June 30, 2007 and December 31, 2006.

Table 25 — Summary of Securitizations

(dollars in thousands)

As of June 30, 2007

		Loan Collateral					Asset Backed Bonds
Securitization Trust	Issue Date	Original Principal	Current Principal	Weighted Average Coupon	Percent of Loans With Prepayment Penalties	Prepayment Penalty Period for Loans w/ Penalty (Yrs.)	Remaining Principal	Weighted Average Interest Rate	Estimated Months to Call
NMFT Series:
2002-3	9/27/2002	$750,003	$62,631	8.64%	32%	0.06	$59,837	6.01%	7
2003-1	2/27/2003	1,300,141	147,858	7.88	39	0.16	137,862	6.09	6
2003-2	6/12/2003	1,499,998	183,415	7.73	42	0.32	175,161	5.98	9
2003-3	9/16/2003	1,499,374	241,429	7.38	43	0.46	234,692	5.92	20
2003-4	11/20/2003	1,499,732	214,307	8.01	39	0.48	209,081	6.17	13
2004-1	3/11/2004	1,750,000	223,991	9.00	27	0.42	217,643	6.14	7
2004-2	6/16/2004	1,399,999	206,773	8.92	28	0.50	196,412	6.47	10
2004-3	9/9/2004	2,199,995	380,367	9.05	32	0.48	343,006	6.51	12
2004-4	11/18/2004	2,500,000	455,447	9.14	43	0.15	431,779	6.40	11
2005-1	2/22/2005	2,100,000	503,347	9.25	38	0.19	482,797	6.03	15
2005-2	5/27/2005	1,799,992	651,970	9.0	35	0.27	646,975	5.88	25
2005-3	9/22/2005	2,499,983	1,305,016	7.53	48	0.33	1,243,261	5.72	33
2005-4	12/15/2005	1,599,999	916,734	7.86	72	0.50	865,661	5.69	37
2006-2	6/19/2006	1,021,102	734,987	8.74	70	0.80	716,606	5.53	41
2006-3	6/29/2006	1,100,000	854,161	8.97	69	0.91	829,411	5.53	42
2006-4	8/29/2006	1,025,359	830,095	9.23	63	0.89	801,384	5.50	44
2006-5	9/28/2006	1,300,000	1,105,749	9.35	64	0.98	1,073,899	5.53	45
2006-6	11/30/2006	1,250,000	1,148,041	9.04	64	1.11	1,114,916	5.52	52
2007-2	6/1/2007	1,400,000	1,392,060	9.05	65	1.41	1,332,560	5.65	69

Total		$29,495,677	$11,558,378	8.71%	56%	0.72	$11,112,943	5.75%

As of December 31, 2006

		Loan Collateral					Asset Backed Bonds
Securitization Trust	Issue Date	Original Principal	Current Principal	Weighted Average Coupon	Percent of Loans With Prepayment Penalties	Prepayment Penalty Period for Loans w/ Penalty (Yrs.)	Remaining Principal	Weighted Average Interest Rate	Estimated Months to Call
NMFT Series:
2002-3	9/27/2002	$750,003	$73,038	8.92%	39%	0.25	$69,709	6.05%	3
2003-1	2/27/2003	1,300,141	173,155	8.09	38	0.34	161,034	6.17	10
2003-2	6/12/2003	1,499,998	214,894	7.92	41	0.52	205,224	6.14	13
2003-3	9/16/2003	1,499,374	282,333	7.62	41	0.64	273,863	6.23	23
2003-4	11/20/2003	1,499,732	260,628	8.27	36	0.62	253,505	6.37	15
2004-1	3/11/2004	1,750,000	309,992	9.01	41	0.49	287,573	6.39	12
2004-2	6/16/2004	1,399,999	274,380	9.06	54	0.63	249,761	6.33	14
2004-3	9/9/2004	2,199,995	496,297	9.31	50	0.65	452,297	6.38	16
2004-4	11/18/2004	2,500,000	642,881	9.43	38	0.31	613,188	6.22	16
2005-1	2/22/2005	2,100,000	903,930	7.75	42	0.29	879,083	5.83	20
2005-2	5/27/2005	1,799,992	972,061	7.65	73	0.49	963,061	5.80	27
2005-3	9/22/2005	2,499,983	1,566,120	7.45	71	0.67	1,499,111	5.72	32
2005-4	12/15/2005	1,599,999	1,109,493	7.89	70	0.84	1,056,693	5.69	36
2006-2	6/19/2006	1,021,102	870,831	8.76	68	1.11	852,451	5.54	42
2006-3	6/29/2006	1,100,000	992,739	8.97	67	1.21	967,989	5.55	45
2006-4	8/29/2006	1,025,359	951,206	9.25	60	1.15	922,495	5.52	45
2006-5	9/28/2006	1,300,000	1,250,254	9.37	61	1.24	1,218,404	5.55	48
2006-6	11/30/2006	1,250,000	1,242,134	9.06	63	1.38	1,209,009	5.55	52

Total		$28,095,677	$12,586,366	8.52%	60%	0.84	$12,134,450	5.77%

The following table provides information on the FICO scores, weighted average coupons and original weighted average loan-to-values for our loans collateralizing our securitizations structured as sales as of June 30, 2007 and December 31, 2006.

Table 26 — Mortgage Loans Collateralizing Mortgage Securities by FICO Score

(dollars in thousands)

	As of June 30, 2007			As of December 31, 2006
FICO Score	Current Principal	Weighted Average Coupon	Original Weighted Average Loan-to-Value	Current Principal	Weighted Average Coupon	Original Weighted Average Loan-to-Value
FICO score not available	$7,062	9.82%	68.6%	$7,733	10.08%	69.4%
540 and below	841,208	10.04	76.9	922,909	9.85	77.1
540 to 579	1,821,883	9.50	79.7	1,942,624	9.28	79.6
580 to 619	2,565,421	8.96	82.6	2,728,305	8.79	82.5
620 to 659	2,728,734	8.48	82.7	2,923,022	8.27	82.6
660 and above	3,594,070	8.04	82.8	4,061,773	7.85	83.0

Total	$11,558,378	8.72%	81.8%	$12,586,366	8.52%	81.9%

The following table provides information on the collateral location for our loans collateralizing our securitizations structured as sales as of June 30, 2007 and December 31, 2006.

Table 27 — Mortgage Loans Collateralizing Mortgage Securities by Collateral Location

As of June 30, 2007		As of December 31, 2006
Collateral Location	Percent of Total	Collateral Location	Percent of Total
Florida	21%	Florida	20%
California	14	California	15
Texas	5	Texas	5
All other states (each less than 5% of total)	60	All other states (each less than 5% of total)	60

Total	100%	Total	100%

The following table provides information on the product type for our loans collateralizing our securitizations structured as sales as of June 30, 2007 and December 31, 2006.

Table 28 — Mortgage Loans Collateralizing Mortgage Securities by Product Type

(dollars in thousands)

Product Type	As of June 30, 2007	As of December 31, 2006
2-Year Fixed	$5,086,359	$6,078,256
30-Year Fixed	2,435,949	2,353,660
2-Year Fixed Interest-only	1,388,981	1,655,605
2-Year Fixed 40/30	1,093,545	899,385
30/15-Year Fixed	435,203	484,363
15-Year Fixed	341,620	356,506
3-Year Fixed	228,754	278,350
Other Products	547,967	480,241

Outstanding principal	$11,558,378	$12,586,366

The following table provides delinquency information for our loans collateralizing our securitizations structured as sales as of June 30, 2007 and December 31, 2006.

Table 29 — Mortgage Loans Collateralizing Mortgage Securities Delinquencies and Real Estate Owned

(dollars in thousands)

	As of June 30, 2007		As of December 31, 2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$10,232,381	89%	$11,488,283	91%
30-59 days delinquent	267,104	2	288,209	2
60-89 days delinquent	157,614	1	148,986	1
90 + days delinquent	85,280	1	67,622	1
In process of foreclosure	470,580	4	347,285	3
Real estate owned	345,419	3	245,981	2

Total principal and real estate owned	$11,558,378	100%	$12,586,366	100%

The following tables provide a summary of our portfolio of trading securities at June 30, 2007 and December 31, 2006:

Table 30 — Mortgage Securities - Trading

(dollars in thousands)

As of June 30, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,202	$2,085	1	6.32%
A	21,263	20,655	18,843	5	7.65
A-	17,932	16,209	14,437	4	11.45
BBB+	52,802	50,443	44,711	15	8.77
BBB	129,795	120,705	99,362	31	9.98
BBB-	165,890	151,081	111,548	35	12.63
BB+	31,733	26,465	15,175	12	16.32
BB	13,500	10,512	6,945	5	19.65
Unrated	N/A	54,738	54,916	1	20.0

Total	$435,114	$453,010	$368,022	109	12.49%

As of December 31, 2006

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,202	$2,195	1	6.40%
A	15,692	15,444	15,466	3	6.96
A-	13,432	12,338	12,227	4	10.52
BBB+	53,657	51,442	51,367	14	8.56
BBB	99,795	93,035	92,750	24	9.71
BBB-	135,890	121,971	120,003	28	11.94
BB+	31,733	25,584	25,181	8	16.25
BB	13,500	10,029	10,172	3	19.50

Total	$365,898	$332,045	$329,361	85	11.03%

As of June 30, 2007 and December 31, 2006, mortgage securities – trading consisted of residual securities, subordinated securities which were retained from our securitization transactions and subordinated securities purchased from other issuers. The aggregate fair market value of these securities as of June 30, 2007 and December 31, 2006 was $368.0 million and $329.4 million, respectively. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds and estimates the fair value of the subordinated securities based on quoted market prices. The market value of our mortgage securities - trading fluctuates inversely with bond spreads in the market. Generally, as bond spreads widen (i.e. investors demand more return), the value of our mortgage securities - trading will decline, alternatively, as they tighten, the market value of our mortgage securities – trading will increase. We recognized net trading losses of $89.7 million and $39.7 million for the six and three months ended June 30, 2007, respectively. We recognized net trading gains of $4.2 million and $1.9 million for the same periods of 2006. As bond spreads have continued to widen into 2007, we could experience additional mark-to-market losses on our mortgage securities - trading if this trend does not reverse.

Mortgage Servicing Rights. We retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service those loans. As of June 30, 2007, we had $55.1 million in capitalized mortgage servicing rights compared with $62.8 million as of December 31, 2006. The decrease is due to normal amortization which was offset by the retention of mortgage servicing rights of $9.8 million related to the NMFT Series 2007-2 securitization.

Accrued Interest Receivable. Accrued interest receivable increased to $39.7 million at June 30, 2007 from $37.7 million at December 31, 2006. The increase is primarily attributable to the increase in our mortgage loans – held-in-portfolio balances at June 30, 2007 from December 31, 2006 as a result of structuring our NHEL 2007-1 securitization as a financing for GAAP purposes rather than a sale during the first quarter of 2007.

Real Estate Owned. Real estate owned increased to $50.0 million at June 30, 2007 from $21.5 million at December 31, 2006. This increase is directly related to credit deterioration in our NHEL 2006-1 and 2007-1 securitizations, delinquent loans repurchased from third parties, and delinquent loans called out of our off-balance sheet securitizations in 2006 through the exercise of the clean-up call. The stated amount of real estate owned on our consolidated balance sheet is net of expected future losses on the sale of the property.

Derivative Instruments, net. Derivative instruments, net increased to $20.9 million at June 30, 2007 from $16.8 million at December 31, 2006. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise.

Short-term Borrowings. Mortgage loan originations and purchases are funded with various financing facilities prior to securitization or sales to third parties. Repurchase agreements are used as interim, short-term financing before loans are sold or transferred in our securitization transactions. In addition we finance certain of our mortgage securities by using repurchase agreements. As of June 30, 2007 we had $0.6 billion in short-term borrowings compared to $2.2 billion at December 31, 2006 due to decreased volumes as a result of the tightening of our guidelines and our decision to limit origination volumes due to uncertainty in the secondary market. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. See Table 33 for further discussion of our financing availability and liquidity.

Asset-backed bonds. We have issued asset-backed bonds secured by mortgage loans and mortgage securities as a means for long-term financing. As of June 30, 2007 we had $3.7 billion in asset-backed bonds compared to $2.1 billion at December 31, 2006. We executed one loan securitization which was treated as a financing during the first six months of 2007 which increased our asset-backed bonds by $1.9 billion. This increase was partially offset by bond payments during the period.

Shareholders’ Equity.

The decrease in our shareholders’ equity as of June 30, 2007 compared to December 31, 2006 is a result of the following increases and decreases.

Shareholders’ equity increased by:

•	$5.4 million due to cumulative effect adjustment from adoption of SFAS 157;

•	$3.2 million due to the issuance of common stock;

•	$17.6 million due to impairment on mortgage securities – available for sale reclassified to earnings;

•	$0.2 million due to issuance of stock under incentive stock plans;

•	$0.6 million due to changes in unrealized gains on derivative instruments used in cash flow hedges;

•	$0.7 million due to compensation recognized under the stock compensation plan; and

•	$0.3 million due to changes in other miscellaneous activity.

Shareholders’ equity decreased by:

•	$6.9 million due to a net loss recognized for the six months ended June 30, 2007;

•	$0.3 million due to adjustments on derivative instruments used in cash flow hedges reclassified to earnings;

•	$44.6 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale;

•	$3.3 million due to dividends accrued or paid on preferred stock; and

•	$1.1 million due to cumulative effect adjustment from the adoption of FIN 48.

Contractual Obligations We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of June 30, 2007, with the exception of short-term borrowing arrangements.

Table 31 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long—term debt (A)	$4,120,784	$1,889,914	$1,384,621	$619,268	$226,981
Junior subordinated debentures (B)	297,823	7,531	15,062	15,062	260,168
Operating leases (C)	40,615	11,699	21,038	7,374	504
Premiums due to counterparties related to interest rate cap agreements	8,456	3,988	4,320	148	—

Total	$4,467,678	$1,913,132	$1,425,041	$641,852	$487,653

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at June 30, 2007 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at June 30, 2007 for each respective obligation.
(C)	Does not include rental income of $10.9 million to be received under sublease contracts.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease as of June 30, 2007 and 2006 were $2.6 million and $3.2 million, respectively.

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

Overview of Significant Factors Affecting Liquidity During the Six Months Ended June 30, 2007

Significant Cash Inflows/ (Outflows). We had $97.9 million in cash and cash equivalents at June 30, 2007, which was a decrease of $52.7 million from December 31, 2006. The following factors contributed to our change in liquidity position:

During the first half of 2007, bond spreads on mortgage-backed securities widened as a result of investor concerns over deteriorating credit quality in the subprime mortgage market. This widening caused a significant decline in the fair value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, during the first half of 2007 we were subject to cash margin calls of approximately $86.6 million and $33.8 million on our mortgage securities and mortgage loans held-for-sale, respectively. From June 30, 2007 through August 8, 2007, we were subjected to margin calls of approximately $76.5 million due to the extremely volatile and less liquid secondary market which has adversely affected the values of our mortgage securities. We could continue to be subject to additional margin calls if the value of our mortgage assets decline further. To the extent we are subject to additional margin calls our liquidity could be adversely affected.

As the values of mortgage loans decreased in the first half of 2007, not only were we subject to cash margin calls but the cash we were required to invest in new originations increased at the time of funding. We have invested approximately $41.0 million and $40.4 million of cash in our mortgage loans held-for-sale on our balance sheet as of June 30, 2007 and December 31, 2007, respectively. The absolute amount of invested cash decreased due to the fact that we have originated fewer mortgage loans. However, the relative amount of cash that we must currently invest has increased due to the fact that the difference between the current principal on the loans and the lending value assigned to the loans by our lenders has increased. Also contributing to this investment of cash is the fact that we are financing a larger balance of delinquent mortgage loans have lower lending value, and consequently require a larger cash investment by us. In addition, our principal lender has recently reduced the amount we can borrow against our mortgage loans to 94% of the principal of the loan. To the extent that the amount we can borrow against our mortgage loans is further reduced or the amount of delinquent loans we are required to finance increases our liquidity could be adversely affected.

We also had significant cash outlays to repurchase loans sold to third parties. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. The cash we must have on hand to repurchase these loans is much higher than the principal amount of the loan as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Typically, repurchased loans will subsequently be financed on our warehouse repurchase agreements if eligible and then liquidated or sold. We paid $100.3 million in cash in the first half of 2007 to repurchase loans sold to third parties in 2006. Significant capital is tied up in these assets as the amount we can borrow against these assets is much lower than performing loans and some may not be eligible for financing. To the extent that we are required to purchase additional loans our liquidity could be adversely affected.

We closed a CDO structured as a financing transaction in the first quarter of 2007. The collateral for this securitization consisted of subordinated securities which we retained from our loan securitizations as well as subordinated securities purchased from other issuers. We received net proceeds from the issuance of the asset-backed bonds and from the proceeds of our financing of the BBB bond aggregating $64.3 million.

During the first six months of 2007, we also closed two loan securitizations. The net cash inflow from these transactions was $24.4 million. Generally, our securitizations are a net positive cash flow event due to the financing we receive on the residual security we retain.

We rely on access to the secondary market for long-term financing of our mortgage loans. Due to volatility in the secondary market due to concerns about the deteriorating credit quality of subprime loans, we have not been able to access the securitization market or sell loans to third parties during the first part of the third quarter. To the extent we are unable to access this market in the near future, our liquidity could be adversely affected.

Short-term Borrowings. As of June 30, 2007, we continued to fail to satisfy the profitability covenant under one of our warehouse financing facilities. Our GAAP net income, determined on a pre-tax basis, was not greater than $1 for the six months ended June 30, 2007 and we have been unable to obtain a modification or waiver of this requirement. Therefore, the $1 billion of borrowing capacity under this facility is not available to us so long as we remain out of compliance. We had no borrowings outstanding under this facility as of June 30, 2007 and, thus, the breach has not triggered any cross-default provisions with our other warehouse facilities. On May 1, 2007, the lender under this facility delivered a notice of default to us demanding payment of $2.9 million representing fees owed under the agreement and notifying us that it was applying $2.9 million in cash that it held as collateral towards this amount.

As a result of the significant decline in our liquidity position, in April 2007, we executed the Residual Securities Facility with Wachovia, providing for the financing of certain of our existing residual securities and we also executed the Servicing Rights Facility with Wachovia, providing for the financing of certain mortgage servicing rights.

The maximum amount that may be outstanding at any time under the Residual Securities Facility and the Servicing Rights Facility is $40 million and $70 million, respectively, which amounts will be reduced if and to the extent necessary so that the aggregate amount outstanding from time to time under both the Residual Securities Facility and Servicing Rights Facility does not exceed $100 million. The advance rate under each facility is up to 60% of the fair value of the assets securing the facility, as determined from time to time by Wachovia. The interest rate under the Residual Securities Facility is LIBOR plus 3.5% and the interest rate under the Servicing Rights Facility is LIBOR plus 3.75%. Loan proceeds from these facilities will be used for general corporate purposes. Each of these facilities has a term of 364 days, subject to automatic renewal for another 364 days unless Wachovia gives at least 120 days notice of its intention to terminate the facility on the maturity date. We are required to notify Wachovia of any margin calls under any repurchase facilities we have with any third parties in excess of $5 million in the aggregate, in which event Wachovia will have the option to increase the aggregate amount available under other financing facilities between us and Wachovia and cause us to place the assets subject to the margin call on such facilities. Upon a change of control, Wachovia has the right to terminate the facilities and require the payment of a termination fee.

Mortgage servicing rights eligible for financing under the Servicing Rights Facility include rights of NMI under existing servicing agreements relating to certain of our securitizations and, subject to certain approvals of the related securitization trustees and other existing mortgage servicing rights. Servicing rights arising in connection with future securitizations may also be financed under the Servicing Rights Facility if mutually agreed by the parties. In each case, the related servicing agreement must be acceptable to Wachovia.

Under the Servicing Rights Facility, we will remain the servicer of the pledged servicing rights, provided Wachovia will have the right to replace us as the servicer if (1) the tangible net worth of NFI falls below a certain amount, (2) our servicing rating is downgraded below a certain level by Moody’s, S&P or Fitch or (3) an event of default under either facility occurs. To the extent we are replaced as a servicer, our balance sheet will be adversely affected due to a reduction in our mortgage servicing rights and our condensed consolidated statements of operations could be adversely affected by a reduction in net servicing income.

In May 2007, we executed a $1.9 billion comprehensive financing facility arranged with Wachovia. The facility expands and replaces the whole-loan and securities repurchase agreements previously existing between Wachovia and us, other than the Servicing Rights Facility and the Residual Securities Facility. The intent of the comprehensive facility was to put in place a financing facility that enables us to primarily use Wachovia for our borrowing needs. Based on this intent, when our lending facilities held with institutions other than Wachovia expire throughout 2007, our available credit limit could decrease from $4.0 billion to $2.0 billion. In the event we need additional borrowing capacity, Wachovia may approve an increase but there can be no assurances that Wachovia will grant such approval. Upon the close of the comprehensive facility, we transferred all borrowings with our other lenders to Wachovia.

The $1.9 billion facility consists of the following separate agreements (collectively, the “Agreements”), having the following sublimits: (1) a Whole Loan Master Repurchase Agreement ($1.9 billion); (2) a Securities Master Repurchase Agreement (Investment Grade)($400 million); and (3) a Securities Master Repurchase Agreement (Non Investment Grade)($400 million). The aggregate purchase price under each individual Agreement will reduce availability under the other Agreements such that the maximum aggregate purchase price under all Agreements at any point in time will not exceed $1.9 billion. Financing capacity under the Agreements is in addition to the aggregate $100 million financing capacity under the Servicing Rights Facility and the Residual Securities Facility. Availability under the Whole Loan Master Repurchase Agreement includes approximately $152 million of availability for delinquent, non-performing loans and real estate owned. We previously announced that the comprehensive Wachovia facility would include a Servicing Advance Master Repurchase Agreement. The parties at this time have decided not to enter into this facility but may do so in the future. We currently plan to maintain our servicing advance facility with another financial institution.

The Agreements are cross-collateralized with each other and all other repurchase and similar financing facilities between us and Wachovia, including the Servicing Rights Facility and the Residual Securities Facility. We were required to pay Wachovia a structuring fee in connection with the facility and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by us or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

Under the Whole Loan Master Repurchase Agreement, the specific advance rate applicable to a particular asset depends on, among other matters, the type, age and performance of such asset and, in some cases, our level of liquidity. For recently originated mortgage loans under which there has been no delinquency in any of the first three monthly payments following origination, the advance rate under this Agreement is generally between 95% and 98% of the market value of such loan and such advances bear interest at one-month LIBOR plus 0.65%. For other mortgage loans and real estate owned, the advance rate is generally between 65% to 95% of market value, but may be lower pending Wachovia’s review of a particular asset, and such advances bear interest at a rate ranging from one-month LIBOR plus 0.65% to one-month LIBOR plus 2%. In addition, advance rates for mortgage loans and real estate owned are subject to additional but similar limitations based upon the outstanding principal balance of the mortgage loan or the appraised value of the real estate owned and, in some cases, additional but similar limitations based upon our valuation of the asset, cost, or committed sale price.

The advance rate under the Investment Grade Securities Facility ranges from 70% to 97% of the market value of the securities securing the advance. The interest rate applicable to such advances range from one-month LIBOR to one-month LIBOR plus 0.65%, depending on the type of securities securing the advance.

The advance rate under the Non-Investment Grade Securities Facility is up to 65% of the market value of the mortgage securities securing the advance. The interest rate applicable to such advances range from one-month LIBOR plus 1% to one-month LIBOR plus 2.5%, depending on the type of mortgage securities securing the advance.

Securities Purchase Agreement. On July 16, 2007, NFI entered into a Securities Purchase Agreement pursuant to which the Investors purchased for $48.8 million in cash 2,100,000 shares of NFI’s Series D-1 Preferred Stock, in a private placement not registered under the Securities Act of 1933, as amended. NFI intends to use the proceeds from the sale of the Series D-1 Preferred Stock under the Securities Purchase Agreement for general working capital. Prior to the execution of the Securities Purchase Agreement, MassMutual, through certain of its affiliates, and certain affiliates of Jefferies Capital Partners, owned 771,800 shares and 224 shares of common stock, par value $0.01 per share (the “Common Stock”), respectively.

Dividends on the Series D-1 Preferred Stock accrue at a rate of 9.00% per annum, and are payable in cash. In addition, holders of the Series D-1 Preferred Stock are entitled to participate in any common stock dividends on an as converted basis.

The Series D-1 Preferred Stock is convertible into NFI’s common stock at any time at the option of the holders. The Series D-1 Preferred Stock was initially convertible into 1,875,000 shares (post-split) of common stock based upon the initial conversion price of $28.00 per share (post-split), subject to adjustment. If NFI has not obtained stockholder approval for certain adjustments to the conversion price of the Series D-1 Preferred Stock designed to provide certain anti-dilution protection to the holders of such stock upon certain issuances of capital stock by NFI (the “Shareholder Approval”) on or prior to July 16, 2010, NFI may elect to convert all of the Series D-1 Preferred Stock into Common Stock, if at such time NFI’s common stock is publicly traded and the Common Stock price is greater than 200% of the then existing conversion price for 40 of 50 consecutive trading days preceding delivery of the forced conversion notice. If NFI has not obtained Shareholder Approval on or prior to the ninth anniversary of the issuance of the Series D-1 Preferred Stock, the Series D-1 Preferred Stock will automatically convert into shares of Common Stock. In addition, if NFI has obtained Shareholder Approval, the shares of Series D-1 Preferred Stock will automatically convert into shares of Series D-2 Preferred Stock on the later of July 16, 2009 or the date NFI obtains such Shareholder Approval.

In connection with the purchase of the Series D-1 Preferred Stock pursuant to the Securities Purchase Agreement, the Investors also committed to purchase up to $101.2 million of Series D-2 Preferred Stock, to the extent any such shares are not subscribed for in a planned rights offering of such shares by NFI by entering into the Standby Purchase Agreement. Also in connection with the Securities Purchase Agreement, NFI entered into the Registration Rights Agreement with the Investors that provides the Investors with (i) customary registration rights with respect to certain shares owned by the Investors as described below; and (ii) certain other rights, including the right to designate Directors to NFI’s Board of Directors, the right to approve certain transactions, including a change in control, and certain preemptive rights to subscribe for our securities.

In addition, upon a Change of Control (as defined in the Registration Rights Agreement), the Investors have the right to require NFI to redeem all or a portion of their Series D-1 Preferred Stock purchased pursuant to the Securities Purchase Agreement, the Series D-2 Preferred Stock purchased by the Investors in connection with the Rights Offering or the Standby Purchase Agreement or, if and when issued, any Series E Preferred Stock.

Standby Purchase and Rights Offering. In connection with the Securities Purchase Agreement, NFI’s Board of Directors approved the Rights Offering pursuant to which holders of NFI’s Common Stock and Series D-1 Preferred Stock will receive the Rights to purchase shares of the Series D-2 Preferred Stock at a price of $25.00 per share. The Series D-2 Preferred Stock will be convertible into NFI’s Common Stock as contemplated in the Securities Purchase Agreement. Pursuant to the Standby Purchase Agreement, and subject to certain conditions, each of MassMutual and Jefferies Capital Partners has agreed severally to purchase 50% of the shares of Series D-2 Preferred Stock that remain unsold in the Rights Offering.

As contemplated in the Securities Purchase Agreement, the Series D-2 Preferred Stock will rank pari passu with the shares of Series D-1 Preferred Stock, and will be convertible into NFI’s Common Stock at any time, at the option of the holders, based on the initial conversion price of $28.00 per share (post-split), subject to adjustment in the same manner as the Series D-1 Preferred Stock. After three years, the Series D-2 Preferred Stock also would be convertible into Common Stock at NovaStar’s option, under specified circumstances. At the end of nine years, if not already converted, the Series D-2 Preferred Stock would mandatorily be converted into shares of Common Stock at the then current conversion ratio. The Series D-2 Preferred Stock will accrue cumulative dividends at the rate of 9.00% per annum, payable in kind, by adding accrued dividends to the stated value of the Series D-2 Preferred Stock, or in cash, at NFI’s election. The Series D-2 Preferred Stock would initially be non-voting, but upon receipt of certain state regulatory agency approvals relating to the acquisition by the Investors of the Series D-1 Preferred Stock and the Series D-2 Preferred Stock, would have the same voting rights, on an “as-converted” basis, as holders of NFI’s Common Stock.

The Standby Purchase Agreement contains customary representations and covenants of NFI including that NFI operate in the ordinary course of business until the closing of the purchase of shares by the Investors pursuant to the Standby Purchase Agreement.

The Investors’ obligation to purchase the Series D-2 Preferred Stock under the Standby Purchase Agreement is subject to customary closing conditions, including, among other things, NFI’s Board of Directors having declared the REIT Dividend and having set the record date for determination of the stockholders of NFI entitled to receive payment of the REIT Dividend (which date will be on or prior to December 31, 2007 but not earlier than the first business day after the closing under the Standby Purchase Agreement); NFI having taken all actions necessary to increase the size of its Board of Directors so that the Investors are able to designate a number of directors as contemplated by the Registration Rights Agreement and having filled such vacancies with individuals designated by the Investors in accordance with the Registration Rights Agreement; and since the date of the Standby Purchase Agreement, there not having been an “NFI Material Adverse Effect” (as defined below).

An “NFI Material Adverse Effect” under the Standby Purchase Agreement means any event, change, circumstance or effect that individually or in the aggregate (with other events, changes, circumstances or effects) is or is reasonably likely to (A) be materially adverse to NFI’s ability to perform its obligations under the Standby Purchase Agreement or the other transaction documents, or (B) be materially adverse on the financial condition, assets, liabilities, business or results of operations of NFI and its subsidiaries, taken as a whole (subject to certain exclusions only in the case of clause (B) for (i) events, changes, circumstances or effects relating to general economic or market conditions, so long as such conditions do not have a disproportionate effect on NFI and its subsidiaries, compared to other companies in the industries in which NFI and its subsidiaries conduct their business, (ii) certain extraordinary events such as acts of war, hostilities or natural disasters, (iii) decreases in the market value or trading volume of NFI’s Common Stock on the New York Stock Exchange or failure by NFI or its subsidiaries to meet any projections, or budgets so long as, in the case of (iii), no underlying event or circumstance that itself constitutes such a material adverse effect has resulted in or contributed to such decrease in the market value or trading volume or such failure of any projections or budgets, and (iv) certain other exceptions).

The Standby Purchase Agreement may be terminated and the transactions contemplated thereby abandoned (1) by the mutual consent of NFI and the Investors; (2) by either Investor or NFI if the other breaches any covenant, representation or warranty, which breach would cause the failure of certain conditions precedent to the closing of the transactions under the Standby Purchase Agreement, if such breach is not capable of cure on or prior to December 31, 2007; (3) by either Investor if NFI fails to satisfy any other conditions to the closing under the Standby Purchase Agreement and such failure cannot be cured on or prior to December 10, 2007; (4) by either Investor if any updates to NFI’s disclosure schedules disclose any matter that has, or would be reasonably likely to have, an NFI Material Adverse Effect, (5) by either Investor if the Rights Offering has not commenced by October 25, 2007; (6) by either Investor if the record date for the REIT Dividend has occurred and/or the REIT Dividend has been paid; or (7) by NFI or either Investor after January 31, 2008 provided, that the right to terminate the Standby Purchase Agreement under clauses (3) and (7) will not be available to a party if that party has failed to fulfill any obligation under the Standby Purchase Agreement and such failure has materially contributed to the failure of any condition precedent or the closing of the standby commitment.

To the extent that the transaction contemplated by the Rights Offering and the Standby Purchase Agreement are not consummated or are consummated on materially different terms, our liquidity could be adversely affected.

REIT Dividend Payment. NFI currently intends, in the third quarter of 2007, to declare a dividend (the “REIT Dividend”) in order to satisfy certain requirements to distribute 2006 taxable income relating to its status as a REIT under the Code. Timing of the declaration and distribution of the REIT Dividend will be determined by the Board of Directors, but federal tax rules for REITs require that we declare dividends based on 2006 taxable income by the deadline for our tax return, which is September 17, 2007, and distribute those dividends by year-end.

In the Securities Purchase Agreement, we have agreed (1) to declare the REIT Dividend on or before September 17, 2007, (2) that the record date for the REIT Dividend will not be before the earlier of (A) the date all of the shares of the Series D-2 Preferred Stock are purchased in the Rights Offering as described above or the first business day after the closing of the transactions contemplated by the Standby Purchase Agreement and (B) December 10, 2007 and (3) that the REIT Dividend will be distributed in the form of shares of 9.00% Series E Convertible Preferred Stock, (the “Series E Preferred Stock”), ranking pari passu with the Series D-1 Preferred Stock and the Series D-2 Preferred Stock. Definitive terms of the Series E Preferred Stock will be determined by NFI’s Board of Directors.

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.

Table 32 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006	(Decrease) / Increase
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(746,449)	$(2,944,297)	$(2,197,848)
Cash flows provided by investing activities	581,658	261,269	320,389
Cash flows provided by financing activities	112,141	2,544,272	(2,432,131)

Operating Activities. Net cash used in operating activities decreased to $(746.4) million for the six months ended June 30, 2007 from $(2.9) billion for the six months ended June 30, 2006. This decrease is due primarily to a decrease in our cash used for originations and purchases of mortgage loans held-for-sale of $3.4 billion during the six months ended June 30, 2007 compared to the same period of 2006.

Investing Activities. Net cash provided by investing activities increased to $581.7 million for the six months ended June 30, 2007 from $261.6 million for the same period of 2006. This increase is due primarily to higher repayments of our mortgage loans held-in-portfolio during the six months ended June 30, 2007 compared to the same period of 2006 which was driven by the on-balance sheet securitizations we executed in 2006 and 2007. This increase is offset somewhat by a decrease in paydowns on our mortgage securities – available-for-sale during the first six months of 2007 as compared to the same period of 2006.

Financing Activities. Net cash provided by financing activities decreased to $112.1 million for the six months ended June 30, 2007 from $2.5 billion for the six months ended June 30, 2006. This decrease is due primarily to a net decrease in short-term borrowings of $1.5 billion during the first six months of 2007 compared to a net increase in short-term borrowings of $0.3 billion for the same period of 2006. This change was the result of lower originations in the first six months of 2007.

Primary Uses of Cash

Investments in New Mortgage Securities. We retain significant interests in the nonconforming loans we originate and purchase through our mortgage securities investment portfolio. We require capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans.

Our investments in new mortgage securities should generally increase or decrease in conjunction with our mortgage loan production. In 2005, because we began retaining certain subordinated primary bonds, the amount of capital needed for our securitizations increased. For the six months ended June 30, 2007, we retained residual securities with a cost basis of $56.4 million and no subordinated securities from our securitization transactions. In addition, we purchased subordinated securities during the first quarter of 2007 with a cost basis of $22.0 million from other issuers which settled in the second quarter of 2007. For the six months ended June 30, 2006 we retained residual securities with a cost basis of $59.4 million and subordinated securities with a cost basis of $28.3 million from our securitization transactions. In addition in 2006 we began purchasing subordinated bonds from other issuers, which also requires capital. We purchased subordinated securities with a cost basis of $52.3 million from other issuers during the second quarter of 2006.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. For the six months ended June 30, 2007 and 2006 we used $2.3 billion and $5.7 billion in cash for the origination and purchase of mortgage loans held-for-sale, respectively. As the values of mortgage loans decreased in the first quarter of 2007, not only were we subject to cash margin calls but the capital required to invest in new originations increased. We have invested approximately $38.7 million of capital in our mortgage loans held-for-sale on our balance sheet as of June 30, 2007 which consists of the difference between the current principal on the loans and the amount we can borrow against these loans. Due to uncertainty in the current market as discussed in “Managements Discussion and Analysis of Financial Condition and Results of Operations – Industry Overview and Known Material Trends”, we could be faced with additional margin calls and the amount we can borrow against our mortgage assets may be further reduced, which would further affect our liquidity and we may be forced to alter our business strategies to preserve liquidity in this environment.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds increased to $476.0 million for the six months ended June 30, 2007 from $117.8 million for the same period of 2006 due to an increase in our mortgage loans – held-in-portfolio as a result of on-balance sheet securitizations completed in 2006 and 2007. Long-term borrowing repayments will fluctuate with the timing of new issuances of long-term debt and their respective maturities. See “Primary Sources of Cash—Net Proceeds From Issuances of Long-Term Debt.”

Common and Preferred Stock Dividend Payments. In May 2007, the Board of Directors approved a formal plan to revoke our REIT status effective January 1, 2008. Because we currently intend to remain a REIT through December 31, 2007, we must distribute at least 90% of our REIT taxable income for 2006 and 2007 to our shareholders in the form of dividend payments to maintain our qualification as a REIT through December 31, 2007. Historically, we have generally declared cash dividends equal to 100% of our REIT taxable income but our ability to pay dividends is now restricted by covenants in our new financing facilities. As discussed previously under “Overview of Significant Factors Affecting Liquidity in the Six Months Ended June 30, 2007” within “Liquidity and Capital Resources”, we currently intend, in the third quarter of 2007, to declare the REIT dividend in order to satisfy certain requirements to distribute 2006 taxable income relating to our status as a REIT under the Internal Revenue Code of 1986, as amended. Timing of the declaration and distribution of the REIT Dividend will be determined by the Board of Directors, but federal tax rules for REITs require that we declare dividends based on 2006 taxable income by the deadline for our tax return, which is September 17, 2007, and distribute those dividends by year-end. Our estimate of undistributed taxable income for 2006 is approximately $160 million.

We currently intend to pay our dividend with respect to our 2006 taxable income in securities as permitted by REIT tax laws. For 2007, we expect to have little or no taxable income primarily due to the reversal of temporary taxable differences related to our residual securities.

We did not declare any common stock dividends for the six months ended June 30, 2007. We declared common stock dividends per share of $11.20 for the six months ended June 30, 2006. Preferred stock dividends declared per share were $1.12 for the six months ended June 30, 2007 and 2006.

Loan Sale and Securitization Repurchases. In the ordinary course of business, we sell whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the six months ended June 30, 2007, we sold $244.1 million of loans with recourse for borrower defaults compared to $793.1 million for the same period of 2006. We maintained a $3.5 million recourse reserve related to these guarantees as of June 30, 2007 compared with a reserve of $24.8 million as of December 31, 2006. We paid $100.3 million in cash to repurchase loans sold to third parties during the six months ended June 30, 2007 compared to $8.8 million during the same period of 2006. The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Repurchased loans will subsequently be financed on our warehouse repurchase agreements if eligible and then liquidated or sold. The recourse reserve as of June 30, 2007 declined by $21.3 million from December 31, 2006 due to the fact that we only sold $244.1 million of loans to third parties during the six months ended June 30, 2007 and we had repurchased the majority of loans reserved for at December 31, 2006. See discussion of haircuts on these loans below in “Primary Sources of Cash – Change in Short-Term Borrowings, net (Warehouse Lending Arrangements).”

We also sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of December 31, 2006 and June 30, 2007, we had loans sold with recourse with an outstanding principal balance of $12.6 billion and $11.6 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. Because we have received no significant requests to repurchase loans from our securitization trusts as of June 30, 2007, we have not recorded any reserves related to these guarantees.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). Mortgage lending requires significant cash to fund loan originations and purchases. As of June 30, 2007, our current $1.9 billion warehouse lending arrangements with Wachovia, which include repurchase agreements generally having one-year terms, support our mortgage lending operation. We continue to have unexpired lending facilities with other financial institutions but do not intend to use those facilities for the near future except for our servicing advance facility. As of June 30, 2007, our current warehouse repurchase agreements have various collateral advance rates depending on the collateral type or delinquency status. Generally, for performing mortgage loans our lending agreements provide for advances at the lesser of 95% of market value or 100% of par. Funding for the difference, or “haircut”, must come from cash on hand. Advance rates on nonperforming assets are generally tiered down depending on the delinquency severity and can range as low as 65% of the lesser of market value or principal balance. For our mortgage securities financings, our lending agreements have advance rates ranging from 65% to 97% of the market value, depending on the type, age and rating of the security. Most of our subordinated securities have an advance rate ranging from 65% to 97% while our residual securities generally have an advance rate ranging from 60% to 65% and our servicing rights have an advance rate of 60%. See “Overview of Significant Factors Affecting Liquidity in the Six Months Ended June 30, 2007” for a discussion of the terms and conditions of our repurchase agreements executed in the second quarter of 2007. Our short-term borrowings decreased by $1.5 billion for the six months ended June 30, 2007 compared to an increase of $0.3 million for the same period of 2006 due to a decrease in the volume of loan originations during the first half of 2007 and the timing of securitizations executed between periods. At June 30, 2007 we pledged sufficient collateral under these agreements to provide us with $59.2 million of available additional borrowing capacity. However, we have not utilized all borrowing capacity. Therefore, upon the pledge of additional collateral additional borrowing capacity should be available.

Loans and securities financed with warehouse repurchase agreements are subject to changing market valuation and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates, borrower demand, borrower creditworthiness, and end investor desire and capacity. The market value of our securities is also dependent on a variety of economic conditions, including interest rates, default rates on the underlying loans and market demand for the types of securities we retain from our securitizations and purchase from other issuers. To the extent the value of the loans or securities declines below the required market value margin set forth in the lending agreements, we would be required to repay portions of the amounts we have borrowed.

During the first half of 2007, bond spreads widened on mortgage-backed securities to uncommon levels as a result of investor concerns over deteriorating credit quality in the subprime mortgage market. This widening caused a significant decline in the value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, we were subject to cash margin calls of approximately $86.6 million and $33.8 million on our mortgage securities and mortgage loans held-for-sale, respectively. From June 30, 2007 to August 8, 2007, we were subjected to margin calls of approximately $76.5 million due to the extremely volatile and less liquid secondary market, which has adversely affected the values of our mortgage securities and our mortgage loans - held-for-sale. We could continue to be subject to additional margin calls if the value of our mortgage assets further declines.

All of our warehouse repurchase credit facilities include numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. Events of default under these facilities include material breaches of representations or warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools, certain downgrades in our servicer ratings and failure to maintain profitability over consecutive quarters. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we breach any covenant or an event of default otherwise occurs under any warehouse repurchase credit facility under which borrowings are outstanding, the lenders under all existing warehouse repurchase credit facilities could demand immediate repayment of all outstanding amounts because all of our warehouse repurchase credit facilities contain cross-default provisions. As discussed previously, as of June 30, 2007, we continued to fail to satisfy the profitability covenant under one of our warehouse financing facilities which requires our GAAP net income, determined on a pre-tax basis, to be greater than $1 for the six months ended June 30, 2007. We have been unable to obtain a modification or waiver of this requirement; therefore, the borrowing capacity under this facility is not available to us so long as we remain out of compliance. We currently have no borrowings outstanding under this facility. On May 1, 2007, the lender under this facility delivered a notice of default to us demanding payment of $2.9 million representing fees owed under the agreement and notifying us that it was applying $2.9 million in cash that it held as collateral towards this amount. While management believes at June 30, 2007 we were, and currently we are, in compliance with all other covenants, any future breach or non-compliance could have a material adverse effect on our financial condition.

As shown in the table below, we had $97.9 million in cash as of June 30, 2007 to support our mortgage lending and mortgage portfolio operations. We have borrowed approximately $629.6 million of the $4.0 billion in mortgage securities, mortgage loans and servicing advance financing facilities, leaving approximately $3.3 billion available upon the pledge of eligible mortgage loans, securities or other collateral to support the mortgage lending and mortgage portfolio operations.

As previously discussed under “Overview of Significant Factors Affecting Liquidity in the Six Months Ended June 30, 2007”, we are not in compliance with the covenant requirements of one of our warehouse lending facilities as of June 30, 2007. The borrowing capacity under this facility is $1 billion and we have excluded it from our total credit limit as of June 30, 2007. Additionally, included in the credit limit in Table 33 is $2.0 billion of credit provided by lending agreements with institutions other than Wachovia for which we have no intent to use in the near future and will expire in the last half of 2007.

Table 33 — Short-term Financing Resources

(dollars in thousands)

	Credit Limit	Lending Value of Collateral	Borrowings	Immediately Available Funds
Unrestricted cash				$97,872
Mortgage securities, mortgage loans and servicing advance repurchase facilities	$3,950,000	$688,806	$629,592	59,214

Total	$3,950,000	$688,806	$629,592	$157,086

Additionally, from June 30, 2007 through August 8, 2007, we were subjected to margin calls of approximately $76.5 million due to the extremely volatile and less liquid secondary market which has adversely affected the values of our mortgage securities. As of August 8, 2007, our unrestricted cash and availability totaled approximately $103.6 million.

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities are the proceeds we receive from our mortgage securities—available-for-sale portfolio. For the six months ended June 30, 2007 we received $108.3 million in proceeds from repayments on mortgage securities—available-for-sale as compared to $183.6 million for the same period of 2006. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Proceeds from Repayments of Mortgage Loans. For the six months ended June 30, 2007 we received $502.2 million in proceeds from the repayments of our portfolio of mortgage loans held-for-sale and mortgage loans held-in-portfolio compared to $172.7 million for the same period of 2006. The significant increase in repayments is due to a larger portfolio of mortgage loans held-in-portfolio in the first and second quarter of 2007 as compared to the same period of 2006.

Net Proceeds from Securitizations of Mortgage Loans. We depend on the capital markets to finance the mortgage loans we originate and purchase. The primary bonds we issue in our loan securitizations structured as sales are sold to large, institutional investors and U.S. government-sponsored enterprises. If the non-conforming loan industry continues to experience credit difficulties, our ability to access the securitization market on favorable terms, or at all, may be negatively affected. The net proceeds from sales of mortgage loans held-for-sale in securitizations decreased to $1.3 billion for the six months ended June 30, 2007 from $2.0 billion for the same period of 2006. Until the secondary market stabilizes, we expect that our volume of loans securitized will continue at current levels or decrease.

Net Proceeds from Sales of Mortgage Loans to Third Parties. We also depend on third party investors to provide liquidity for our mortgage loans. We generally will sell loans to third party investors that do not possess the economic characteristics meeting our long-term portfolio management objectives. For the six months ended June 30, 2007 and 2006 we received net proceeds from the sales of mortgage loans held-for-sale to third parties of $247.0 million and $823.8 million, respectively. Due to the depressed mortgage banking environment in the first half of 2007, we significantly decreased the volume of loans sold to third parties. Until the secondary market stabilizes, we expect that our volume of loans sold to third parties will continue at current levels or decrease.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations, collateralized debt obligations as well as private debt offerings provide long-term sources of liquidity.

We received net proceeds of $1.8 billion through the issuance of NHES Series 2007-1, an on-balance sheet securitization during the six months ended June 30, 2007. These asset-backed bonds are collateralized by mortgage loans – held-in-portfolio on our consolidated balance sheet. The $1.8 billion is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage loans and prior to any new short-term borrowings secured by retained mortgage securities. The net cash outflow for this securitization was approximately $2.2 million.

In 2005 we began retaining various subordinated investment-grade securities from our securitization transactions that were previously held in the form of overcollateralization bonds. We also purchase subordinated securities from other ABS issuers. We executed our first CDO in February 2007 and received net proceeds of $326.8 million through the issuance of asset-backed bonds. The $326.8 million is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage securities and prior to any new short-term borrowings secured by the retained mortgage securities. The net cash inflow for the CDO was approximately $64.3 million.

We periodically issue asset-backed bonds (NIMs) secured by our mortgage securities – available-for-sale as a means for long-term non-recourse financing for these assets. We did not issue any NIMs in the first six months of 2006 or 2007.

Net Proceeds from Issuances Equity or Debt or the Retention of Cash Flow. If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income, so long as we remain a REIT) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter. Since inception, we have raised $566.9 million in net proceeds through private and public equity offerings. We had no significant equity issuances during the six and three months ended June 30, 2007. Subsequent to June 30, 2007, as discussed previously under “Overview of Significant Factors Affecting Liquidity in the Six Months Ended June 30, 2007” within “Liquidity and Capital Resources”, we issued $48.8 million of preferred stock and intend, subject to the satisfaction of certain conditions, to issue $101.2 million of additional preferred stock in the last half of 2007.

Other Liquidity Factors

The derivative financial instruments we use also subject us to “margin call” risk. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. When floating rates are lower than the fixed rate on the interest rate swap, we are paying the counterparty. In order to mitigate credit exposure to us, the counterparty requires us to post margin deposits with them. As of June 30, 2007 we had approximately $1.9 million on deposit with counterparties. A decline in interest rates would subject us to additional exposure for cash margin calls. However, when short-term interest rates (the basis for our funding costs) are low and the coupon rates on our loans are high, our net interest margin (and therefore incoming cash flow) is high which should offset any requirement to post additional collateral. Severe and immediate changes in interest rates will impact the volume of our incoming cash flow. To the extent rates increase dramatically, our funding costs will increase quickly. While many of our loans are adjustable, they typically will not reset as quickly as our funding costs. This circumstance would reduce incoming cash flow. As noted above, derivative financial instruments are used to mitigate the effect of interest rate volatility. In this rising rate situation, our interest rate swaps and caps would provide additional cash flows to mitigate the lower cash flow on loans and securities.

Table 30 details our major contractual obligations due over the next 12 months and beyond. As previously discussed, the secondary markets upon which we rely for the financing and sale of our mortgage assets are currently extremely volatile and less liquid and our borrowing capacity under our warehouse repurchase facilities has been reduced due to the reduction in the value of our mortgage assets and the amounts lenders are willing to lend against those assets, which has impacted and continues to impact the availability and terms of short-term and long-term financing available to us. Management has taken steps, and anticipates that further steps will be necessary, to align our operations with these changed and changing market conditions. In particular, the scope and nature of our origination and securitization activities are likely to be significantly reduced to decrease further investment of capital in these assets until we see a return of the secondary markets to more rational terms. Management believes these measures, together with cash and cash equivalents on hand and other available liquidity sources including: 1) proceeds from mortgage loan sales and securitizations, 2) cash received on our mortgage securities available-for-sale, 3) draw downs on mortgage loan and securities repurchase agreements, 4) proceeds from private and public debt and equity offerings and 5) proceeds from resecuritizations will be adequate to meet our liquidity needs for the next twelve months. However, our liquidity needs are less predictable, and our liquidity resources are significantly more limited, than they have been in the past. We can provide no assurance, that, if needed, the liquidity resources we utilize will be available or will be available on terms we consider favorable. Factors that can affect our liquidity are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this document.

Off-Balance Sheet Arrangements

As discussed previously, we pool the loans we originate and purchase and typically securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. We often retain our residual and subordinated securities issued by the trust. We also securitize residual and subordinated securities that we retain from our securitizations and we purchase from third parties. Our ability to access the securitization capital market is critical to the operations of our business.

Information about the revenues, expenses, liabilities and cash flows we have in connection with our securitization transactions are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

External factors that are reasonably likely to affect our ability to continue to use this arrangement would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent us from being able to sell the securities at a favorable price, or at all. Recently, there has been a significant disruption in the securitization market for residential mortgage loans and securities caused by, among other things, an increased default rate on residential mortgage loans, and an increase in the number of rating downgrades with respect to bonds issued in connection with securitizations of subprime loans, including downgrades from investment grade to junk bond status. To the extent that the current residential mortgage loan default rate continues to increase or fails to abate, the credit quality of mortgage-backed bonds continues to erode, or other events occur, such as an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, further changes in the nonconforming loan market, or other significant event risk, or a default under a comparable type of securitization, our access to the securitization market could be further limited. Further, poor performance of our previously securitized loans could further harm our access to the securitization market.

If we were unable to access the securitization market, we may still be able to finance our mortgage operations by selling our loans to investors in the whole loan market. However, recent pricing in the whole loan market has been unfavorable, and any significant sales of whole pools of loans at this time would likely be at a significant loss. In an attempt to offset the impact on our liquidity caused by the disruption in the secondary market for loans, we have undertaken the steps set forth under “Liquidity and Capital Resources – Overview of Significant Factors Affecting Liquidity during the Six Months Ended June 30, 2007.” There, however, can be no assurance that these steps will be sufficient to support our liquidity.

We have commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of June 30, 2007, we had outstanding commitments to originate loans of $232.7 million. We had no commitments to sell or purchase loans at June 30, 2007. As of December 31, 2006, we had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. We had no outstanding commitments to sell loans at December 31, 2006. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, we sell whole pools of loans to investors with recourse for certain borrower defaults. We also sell loans to securitization trusts and make a guarantee to cover losses suffered by the trust resulting from defects in the loan origination process. See “Liquidity and Capital Resources – Primary Uses of Cash – Loan Sale and Securitization Repurchases” for further discussion of these guarantees and recourse obligations.

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

Management primarily uses financing sources under which the interest rate resets frequently. As of June 30, 2007, borrowings under all financing arrangements adjust daily or monthly off LIBOR. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter.

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

Table 34—Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of June 30, 2007:
Change in market values of:
Assets – non trading (B)	$126,949	$51,241	$(26,114)	$(47,973)
Assets – trading (C)	35,507	20,613	(27,223)	(52,596)
Interest rate agreements	(5,638)	(4,806)	11,845	26,597

Cumulative change in market value	$156,818	$67,048	$(41,492)	$(73,972)

Percent change of market value portfolio equity (D)	28.6%	12.2%	(7.6)%	(13.5)%

As of December 31, 2006:
Change in market values of:
Assets – non trading (B)	$226,262	$105,038	$(78,698)	$(150,481)
Assets – trading (C)	9,999	7,080	(14,120)	(30,707)
Interest rate agreements	(40,018)	(20,946)	23,998	49,264

Cumulative change in market value	$196,243	$91,172	$(68,820)	$(131,924)

Percent change of market value portfolio equity (D)	34.0%	15.8%	(11.9)%	(22.9)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio, mortgage securities - available-for-sale and mortgage servicing rights.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2007 and December 31, 2006.

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

The following table summarizes the key contractual terms associated with our interest rate risk management contracts as of June 30, 2007. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR.

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of June 30, 2007.

Table 35 — Interest Rate Risk Management Contracts

(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2007	2008	2009	2010	2011 and beyond
Pay-fixed swaps:
Contractual maturity	$8,399	$1,595,000	$430,000	$720,000	$405,000	$40,000	$—
Weighted average pay rate		4.9%	4.8%	5.0%	4.9%	5.0%	—
Weighted average receive rate		5.3%	(A)	(A)	(A)	(A)	—

Interest rate caps:
Contractual maturity	$6,903	$1,070,000	$80,000	$365,000	$275,000	$310,000	$40,000
Weighted average strike rate		5.1%	4.9%	5.0%	5.1%	5.3%	5.3%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed by us in reports we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the federal securities laws is accumulated and communicated to management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), on a timely basis to allow decisions regarding required disclosure. Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation and solely because of the material weakness in internal control over financial reporting related to our process to record fair value adjustments on our CDO debt described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the period covered by this quarterly report, we identified a control deficiency that was deemed a material weakness in internal controls over financial reporting at June 30, 2007. The deficiency relates to the operating effectiveness of our process to calculate and record fair value adjustments related to our CDO debt. Specifically, effective controls were not designed and in place to ensure the accuracy of spreadsheets used to prepare and calculate the fair value of our CDO debt. Management is in the process of designing and implementing a remediation plan to improve the operating effectiveness of our process for calculating and recording fair value adjustments related to our CDO debt. The remediation plan includes:

•

Identifying all material schedules that require manual input and calculations which are a part of the process to record fair value adjustments on our CDO debt, including appropriate supporting documents;

•

Requiring the accounting department to receive all schedules and supporting documentation related to amounts prepared and calculated by our portfolio management department relating to the process to record fair value adjustments on our CDO debt;

•	Requiring the accounting department to reconcile all schedules to the appropriate supporting documentation relating to the process to record fair value adjustments on our CDO debt; and

•

Requiring communication between the accounting department and portfolio management department when any subsequent revisions are made to the schedules relating to the process to record fair value adjustments on our CDO debt.

We will monitor, evaluate and test the operating effectiveness of these enhanced controls during the third quarter of 2007.

The deficiency was identified and adjustments were made during the preparation of our Form 10-Q for the quarterly period ended June 30, 2007. The deficiency did not require a restatement of prior period financial statements.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising under a California statute permitting lawsuits by a competitor. Plaintiff amended its complaint subsequently to allege also that Defendants engaged in unfair competition under a different California statute and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. NHMI is currently reviewing its alternatives and will first ask the trial court to overturn the verdict because NHMI does not believe the verdict is supported by the evidence. Absent such a decision NHMI is currently reviewing its various options for appeal. There can be no assurances that these efforts will be successful. NHMI has a variety of alternative legal steps that can be taken. As such, it is too early in the process to determine that a liability is probable or estimatable and it is not reasonably possible to determine the outcome, therefore, we have not recorded any liability or corresponding charge to earnings related to this case.

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names us and three of our executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action, and our petition for permission to appeal the class certification decision has been denied but is the subject of a pending petition for rehearing. We believe that these claims are without merit and will continue to vigorously defend against them.

In the wake of the securities class action, we have also been named as a nominal defendant in several derivative actions brought against certain of our officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable us for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The parties have reached a settlement of the derivative actions under which we agree to adopt certain corporate governance measures and our insurance carrier will pay attorney’s fees to plaintiffs’ counsel. The settlement agreement is subject to court approval. Notice of the settlement terms has been provided to shareholders, and a hearing for final court approval of the settlement is scheduled for September 19, 2007.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement. On June 22, 2007, the parties signed a settlement agreement that provides for a claims-made settlement class. The settlement agreement must be approved by the U.S. District Court for the Southern District of Georgia in Savannah, Georgia. On July 11, 2007, the district court tentatively approved the agreement and set a fairness hearing to consider final approval of the proposed settlement on September 14, 2007. Since not all class members will elect to be part of the settlement, we estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS No. 5, “Accounting for Contingencies”, we recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Accounts payable and other liabilities” on our consolidated balance sheet.

In December 2005, a putative class action was filed against NMI in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. NMI entered into a settlement agreement with the plaintiffs on June 21, 2007. The agreement, which must be approved by the district court, calls for NMI to pay class members $3.3 million and to pay $1.8 million in attorneys’ fees. On June 27, 2007, the district court tentatively approved the settlement agreement and scheduled a hearing for September 28, 2007 to consider final approval of the settlement.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against us in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that we maintain corporate policies of not making loans on Indian reservations, or dwellings used for adult foster care or on rowhouses in Baltimore, Maryland that violates the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, we responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. That motion is pending resolution by the court. We believe that these claims are without merit and will vigorously defend against them.

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

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against us and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. We believe that these claims are without merit and will vigorously defend against them.

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

Risks Related to Securitization, Loan Sale, and Borrowing Activities

The subprime loan market is currently experiencing significant disruption which has adversely affected our business.

Recently due to a number of market factors, including increased delinquencies on mortgage loans and the failure of certain subprime mortgage companies and hedge funds, there has been extreme uncertainty and disruption in the subprime mortgage industry as a whole. As a result, our business has been materially and adversely affected in a number of ways, including our ability to sell or securitize the loans we originate at favorable prices or at all. As a result of this uncertainty and disruption, we have been forced to alter our business strategies and operations in response to market conditions. For example, due to the fact that we cannot sell or securitize the loans we originate at favorable prices, or at times at all, we have drastically reduced, and recently temporarily suspended, our wholesale mortgage origination volumes. We have also recently tightened our underwriting guidelines, raised the interest rates on loans we originate, and changed the types of products we offer. We also may make further changes in these and other business practices including further reducing our work force in response to market conditions. We are watching developments in our business and the subprime industry closely and we will consider all necessary or appropriate changes and strategies. There can be no assurances that if this disruption continues that we will be able to operate our business as we have historically.

Our success is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to maintain and grow our assets through the use of leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies both positive and negative changes in our net worth. If we are unable to borrow funds, we will not be able to execute our business strategy and our results of operations, financial condition and liquidity will be adversely affected. In addition, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, our financial condition will be materially and adversely affected. Furthermore, if we were to liquidate, our debt holders and lenders will receive a distribution of our available assets before any distributions are made to our preferred or common shareholders.

The continued interruption in the securitization market or in our ability to access this market would harm our financial position.

We are dependent on the securitization market for long-term financing of our origination and purchase of mortgage loans and mortgage securities, which we initially finance with our short-term financing. In addition, many of the buyers of our whole loans purchase the loans with the intention of securitizing them. Recently, there has been a significant disruption in the securitization market for residential mortgage loans and mortgage securities caused by, among other things, an increased default rate on residential mortgage loans, and an increase in the number of ratings downgrades with respect to bonds issued in connection with securitization of sub-prime loans, including downgrades from investment grade to junk bond status in addition to the financial condition of many companies that participate in this market. These developments have negatively affected our ability to access the securitization market for our mortgage loans and mortgage securities, and at times the securitization markets have effectively been unavailable to us. To the extent that the current residential mortgage loan default rate continues to increase or fails to abate, the credit quality of mortgage-backed bonds continues to erode, or other events occur, such as an international liquidity crisis such as occurred in the fall of 1998, sudden changes in interest rates, further changes in the non-conforming loan market, or other significant event risk or a default under a comparable type of securitization, our access to the securitization market could be further limited. Further, poor performance of our previously securitized loans could further harm our access to the securitization market.

In addition, a court recently found a lender and securitization underwriter liable for consumer fraud committed by a company to whom they provided financing and underwriting services. In the event other courts or regulators adopted the same liability theory, lenders and underwriters could be named as defendants in more litigation and as a result they may exit the business or charge more for their services, all of which could have a negative impact on our ability to securitize our mortgage loans and mortgage securities and on the securitization market in general.

An inability to obtain long-term funding for our mortgage loans or mortgage securities in the securitization market in general or on attractive terms or a continued weakness in the market’s demand for our mortgage loans or mortgage securities would harm our results of operations, financial condition, liquidity and business prospects, and could result in defaults under our short term financing arrangements for these assets. Alignment of our operations with these changes in the market may require or result in substantial decreases in our loan origination and securitization activities or other operations. Furthermore, we could be forced to sell assets on unfavorable terms or to seek additional means to reduce losses or raise funds, including without limitation, reducing, eliminating or disposing of our mortgage origination, mortgage purchasing, loan servicing or other operations.

We may not be able to sell our mortgage loans on terms and conditions that are profitable to us or at all.

Historically, a portion of our revenues has come from the gains on sale generated by sales of pools of our mortgage loans as whole loans. We make whole loan sales to a limited number of institutional purchasers, some of which may be frequent, repeat purchasers, and others of which may make only one or a few purchases from us. Recently, demand by purchasers of whole loans has decreased and prices have eroded. We cannot assure you that we will have purchasers for our loans on terms and conditions that will be profitable to us or at all. Also, even though our mortgage loans have generally been marketable to multiple purchasers, certain loans may be marketable to only one or a few purchasers, thereby increasing the risk that we may be unable to sell such loans at a profit.

Market factors may limit our ability to originate and acquire mortgage assets at yields that are favorable relative to costs.

We face the risk that we might not be able to originate or acquire mortgage assets that earn interest rates greater than our cost of funds under our short-term borrowings and securitizations, or that otherwise can be sold for prices in excess of our cost of origination. Recently, our mortgage origination business has declined and suffered losses due to a change in market conditions, including a decrease in the spread between our cost of funds and the interest rate we earn on our mortgage loan portfolio and a decrease in the volume of loans originated as a result of tighter underwriting guidelines. We may further tighten our underwriting guidelines or otherwise reduce our origination volumes in response to market demand dynamics. To the extent our mortgage origination business continues to decline or experience losses, our results of operations, financial condition and business prospects would be materially adversely affected.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm our business.

We utilize warehouse repurchase agreements to provide short term financing for our origination and purchase of mortgage loans pending their sale or securitization, and to provide short-term financing for our purchase and retention of mortgage securities. Although we currently maintain warehouse financing facilities with three lenders, we are currently dependent upon multiple facilities with a single lender.

Under a warehouse repurchase agreement, we sell an asset and agree to repurchase the same asset at some point in time in the future. Generally, the repurchase agreements we enter into have one-year terms and require monthly roll-over repurchase transactions, with a six- to nine-month maximum financing period for mortgage loans. Mortgage securities are eligible for financing for the entire term of the repurchase agreement. For financial accounting purposes, these arrangements are treated as secured financings. We retain the assets on our balance sheet and record an obligation to repurchase the assets. The amount we may borrow under these arrangements is generally 95% to 100% of the asset market value with respect to performing mortgage loans and 65% to 85% of the asset market value with respect to nonperforming mortgage loans and REO. Additionally, the amount we may borrow under these arrangements is generally 60% to 97% of the asset market value with respect to mortgage securities depending on the investment rating. Recently, our principal lender has reduced the value of our loans in warehouse to 96% which reduces the amount we can borrow against our mortgage loans to 94% of the principal of the loan. There can be no assurance that it will not further reduce the amount that we can borrow against our mortgage loans or other mortgage assets which will further negatively affect our liquidity. Generally our warehouse repurchase agreements give the lender the exclusive authority to determine the market value of our assets. Recently, due to increased concerns about the performance of sub-prime loans our lenders have reduced the fair market value of the loans and mortgage securities, thus reducing the amount we can borrow and requiring greater cash investment by us, both at the time a loan is first financed and through subsequent margin calls. To the extent that the market value of our assets does not improve or experiences a greater decline, our liquidity, financial condition and results of operations would be materially adversely affected. In addition, an increase in the cost of warehouse financing in excess of any change in the income derived from our mortgage assets would have a material adverse effect on our results of operations, financial condition, liquidity and business prospects.

These warehouse repurchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain certain minimum amount of liquidity, to refrain from paying dividends without the consent of the lender unless we meet certain minimum liquidity requirements, and other customary debt covenants. Events of default under these facilities include material breaches of representations and warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools and certain downgrades in our servicer rating. If we were unable to make the necessary representations and warranties at the time we need financing, we would not be able to obtain needed funds. In addition, if we default under any warehouse repurchase agreement under which borrowings are then outstanding, the lenders under substantially all of our existing warehouse repurchase agreements could demand immediate payment of all outstanding amounts pursuant to cross-default provisions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, or any demand by warehouse lenders for immediate payment of outstanding balances, could threaten our solvency and ability to continue operations if we were unable to replace such financing arrangements. There is no assurance that we will continue to have access to short-term financing at levels necessary for operations or other liquidity needs.

A decline in the market value of mortgage assets financed under our warehouse finance arrangements may result in margin calls or similar obligations, which may harm our liquidity, our status as a REIT, and our ability to rely on certain exemptions under the Investment Company Act.

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

We have recently experienced an increase in margin calls which has negatively affected our cash position. If we continue to experience margin calls, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. In addition, an unplanned liquidation of assets could change our mix of investments, which in turn could jeopardize our current status as a REIT or our ability to rely on certain exemptions under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. Repurchased loans are typically sold at a significant discount to the unpaid principal balance and, prior to sale, can be financed by us, if at all, only at a steep discount to our cost. As a result, significant repurchase activity would harm our liquidity, cash flow, results of operations, financial condition and business prospects.

Recently, we have received an increased number of repurchase and indemnity demands from purchasers of whole loans as a result of borrower fraud and early borrower payment defaults, which has had a negative impact on our liquidity and results of operations. During the first six months of 2007, we paid $100.3 million in cash to repurchase loans sold to third parties. The cash we must have on hand to repurchase these loans is much higher than the principal amount of the loan as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any out-of-pocket advances in accordance with the loan sale agreement. While we have taken steps to enhance our underwriting policies and procedures, these enhancements do not affect previously originated loans, and there can be no assurance that these steps will be effective. To the extent that repurchase and indemnity demands continue at this rate or increase, our liquidity, results of operations and financial condition will be adversely affected.

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

As the default rate on subprime mortgage loans has continued to increase and residential home prices have continued to decline or are no longer appreciating, the value of our loans and mortgage securities has decreased which has reduced our ability to realize gains, if any, upon the sale or securitization of these assets and, with respect to mortgage securities (which are marked to market quarterly), has resulted in impairments for securities classified as available-for-sale and mark-to-market losses for securities classified as trading. In addition, decreases in the value of our mortgage loans and securities have reduced the funds available to us in respect of these assets under our warehouse repurchase agreements and have resulted in margin calls. Further decreases in value would have similar effects. Further, a decrease in the value of third party mortgage securities that we have accumulated for the purpose of a CDO offering may reduce the availability or attractiveness of the CDO offering, in which case we may be required to seek other forms of potentially less attractive longer-term financing or to liquidate the assets on unfavorable terms.

We retain and assume credit risk under a variety of mortgage securities and similar assets in connection with and as a result of our securitization activities. Significant losses on these assets reduce our earnings, negatively affect our liquidity, and otherwise negatively affect our business.

We retain certain residual securities resulting from our securitizations of mortgage loans, which typically consist of interest-only, prepayment penalty, and overcollateralization bonds. We also retain from our securitizations, as well as purchase from third party ABS issuers, certain investment grade and non-investment grade rated subordinated mortgage securities. These residual and subordinated securities are typically unrated or rated below investment grade and, as such, involve significant investment risk that exceeds the aggregate risk of the full pool of securitized loans. By holding the residual and subordinated securities, we retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, the credit performance and prepayment rates of the sub-prime loans underlying these mortgage securities directly affect our returns on these mortgage securities. Significant realized losses from our residual and subordinated mortgage securities would harm our results of operations and financial condition. In addition, because we finance these securities under short-term warehouse repurchase agreements, decreases in the value of these retained securities may result in margin calls and adversely affect our liquidity. We have recently experienced losses on our residual and subordinated securities which have negatively affected our financial condition and resulted in margin calls which have negatively affected our liquidity. If we experience any increased or sustained losses on these securities or additional margin calls, our liquidity, results of operations and financial condition will be materially adversely affected.

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

Credit results with respect to mortgage assets underlying our securitizations may negatively affect our access to the securitization market on favorable terms, or at all, which in turn would harm our financial condition and prospects.

If the non-conforming loan industry continues to experience credit difficulties, our ability to access the securitization market on favorable terms, or at all, may continue to be negatively affected. In addition, if the pools of mortgage loans underlying our securitizations of mortgage loans or indirectly underlying our securitizations of mortgage securities were to experience poor credit results, the securities issued in these securitizations could have their credit ratings down-graded, could suffer losses in market value, and could experience principal losses. In addition to reducing the long-term returns and near-term cash flows from the securities we have retained or acquired in these transactions, any of the foregoing may reduce our ability to sponsor securitization transactions, including CDO offerings, in the future.

Competition in the securitization market and excess supply of mortgage loans available for securitization may erode our securitization margins, which in turn may adversely affect or harm our financial condition and prospects.

Competition in the business of sponsoring securitizations of the type we focus on is increasing as Wall Street broker-dealers, hedge funds, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. In addition, significant pools of sub-prime mortgage loans have accumulated across the industry during the current disruption in the mortgage securitization markets, resulting in a significant backlog of sub-prime mortgage loans available for securitization. Increased competition and increased supply of unsecuritized mortgage loans could reduce our securitization margins. To the extent that our securitization margins erode, our results of operations, financial condition and business prospects will be negatively impacted.

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

Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized. It is extremely difficult to validate the assumptions we use in determining the amount of gain on sale. If our actual experience differs materially from the assumptions that we use to determine our gain on sale, our future cash flows, our financial condition and our results of operations could be negatively affected.

The value of residual securities represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we would be required to reduce the value of these securities which may lead to impairments. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects will be harmed.

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

We use short term warehouse financing arrangements to finance the acquisition of mortgage loans and mortgage securities until a sufficient quantity of assets is accumulated, at which time we may refinance these lines through a securitization, CDO or other long term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period in which the relevant warehouse facility is available for the funding of such assets, a sufficient amount of eligible loans or securities to maximize the efficiency of a securitization or CDO. In addition, changes in conditions in the capital markets may make a securitization or CDO less attractive to us by the time we do have a sufficient pool of collateral. If we are unable to securitize these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets on unfavorable terms which would have an adverse affect on our liquidity, financial condition and results of operations.

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

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Our primary interest rate exposures relate to our mortgage securities, mortgage loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Interest rate changes could adversely affect our results of operations and liquidity in the following ways:

•

a substantial or sustained increase in interest rates could harm our ability to originate, acquire or sell mortgage loans and mortgage securities in expected volumes, which could result in a decrease in our cash flow and in our ability to support our fixed overhead expenses;

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

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for operations.

There are limits on the ability of our hedging strategy to protect us completely against interest rate risks. When interest rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the hedged items, generally our liabilities. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. We may enter into interest rate cap or swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rates, the type of mortgage assets held, other changing market conditions and, so long as we remain a REIT, compliance with REIT requirements. If we revoke our REIT status as announced effective January 1, 2008, we will not be subject to income limitations on hedging. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for operations. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.

Complying with REIT requirements may limit our ability to hedge effectively.

We attempt to minimize exposure to interest rate fluctuations by hedging. For as long as we remain a REIT, the REIT provisions of the Code limit our ability to hedge mortgage assets and related borrowings by requiring us to limit our income in each year from any qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. The interest rate hedges that we generally enter into will not be counted as a qualified asset for the purposes of satisfying this requirement. In addition, under the Code, for as long as we remain a REIT, we must limit our aggregate income from non-qualified hedging transactions and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. In addition, if it is ultimately determined that some of our interest rate hedging transactions are non-qualified under the Code, we may have more than 5% of our annual gross income from non-qualified sources. If we violate the 5% or 25% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. In addition, if we fail to observe these limitations, we could lose our REIT status unless our failure was due to reasonable cause and not due to willful neglect. If we revoke our REIT status as announced effective January 1, 2008, we will not be subject to income limitations on hedging.

Risks Related to Credit Losses, Prepayment Rates and Our Origination Volume

Recent increased delinquencies and losses with respect to residential mortgage loans, particularly in the sub-prime sector, may cause us to recognize increased losses, which would adversely affect our operating results, liquidity and financial condition.

The residential mortgage market has recently encountered difficulties which have adversely affected our performance. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the current lack of appreciation in residential property values, increased interest rates, and the adoption of tighter underwriting standards throughout the sub-prime mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, our operating results, liquidity and financial condition would be adversely affected.

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

We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk arising from delinquency and default typically extends only until the borrower makes the first or the first several (typically no more than three) payments. When we securitize any of our loans, we continue to be exposed to delinquencies and losses, either through our residual interests for securitizations structured as sales or through the loans that remain on our balance sheet for securitizations structured as financings. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase.

We attempt to manage these risks with risk based mortgage loan pricing, mortgage insurance and appropriate underwriting criteria and policies and loan collection methods. However, as with the broader nonconforming mortgage loan industry, we have recently experienced an increase in borrower delinquencies and defaults, which has adversely affected our cash flows, results of operations and financial condition. While we have taken steps to tighten our underwriting guidelines and procedures, there can be no assurance that these steps will be effective. To the extent that we cannot successfully address these issues, or the increase in delinquencies and defaults becomes more severe, our results of operations, liquidity and financial condition may be further adversely affected.

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

As with the broader nonconforming mortgage loan industry, we have recently experienced an increase in exposure due to fraud, which has resulted in an increase in our repurchase and indemnity obligations and has adversely affected our cash flow, results of operations and financial condition. To the extent that we cannot successfully address these issues or the increase in fraud becomes more severe, our results of operations, liquidity and financial condition may be further adversely affected.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans and may reduce origination volumes and increase cost and, as a result, our results of operations may be affected.

There are many aspects of credit that we cannot control and our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults and losses. For example, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions or natural disasters, and a borrower’s ability to repay a loan may be adversely affected by factors beyond our control, such as subsequent over-leveraging of the borrower, reductions in personal incomes, and increases in unemployment. Interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, sub-prime loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses.

Our underwriting process may not be effective in mitigating these risks and our risk of loss on the underlying loans. In response to increasing default rates recently experienced by us and the nonconforming mortgage loan industry generally, we have enhanced our underwriting policies and procedures and our loss mitigation efforts, which have contributed to a decrease in our origination volumes and have increased our operating costs. We may further tighten our underwriting guidelines in response to the market’s demand for higher quality loans. To the extent that these efforts continue to impede our origination of mortgage loans, are ineffective to reduce the current level of loan delinquencies and defaults or significantly increase our operating costs, our results of operations may be adversely affected.

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

Approximately 71% of our loan production volume during the six months ended June 30, 2007 consisted of cash-out refinancings. Our continued reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will continue to be adversely affected if interest rates rise and the prices of homes continues to decline, both of which reduce the demand and production volume for this type of refinancing. To the extent interest rates continue to rise, the number of borrowers who would qualify or elect to pursue a cash-out refinancing could be significantly reduced further, which will result in a decline in that origination source. Similarly, a continued decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a continued decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

We have recently imposed stricter mortgage loan and borrower requirements, which has resulted in a decrease in our mortgage loan origination and purchase volumes.

As a result of less favorable economic conditions and an increase in the number of fraudulently obtained loans and borrower defaults, we have tightened our mortgage loan lending and purchase requirements and the processes we undergo to document loans. Consequently, there are fewer borrowers and loans that qualify under these revised standards. As a result, our loan origination and purchase volumes have declined which has negatively affected our loan sale and securitization volumes. We may further tighten our underwriting guidelines in response to the market’s demand for higher quality loans, which may further decrease our origination volumes. A continued decline in our loan origination or purchase volumes resulting in a decrease in the volume of assets available to us for sale or securitization, could materially adversely affect our results of operations and financial condition.

We recently discontinued offering our 2-28 loans and may be forced to further change our product offerings, which may adversely affect our results of operation, financial condition and liquidity.

During the six months ended June 30, 2007, our most popular loan was the 2/28 loan, under which the interest rate is a relatively low fixed rate for the first two years and then readjusts to a floating rate for the remaining 28 years. During the six months ended June 30, 2007, originations of 2/28 loans totaled $1.5 billion of our total originations. We recently discontinued offering these types of loans due to investor, regulatory and rating agency concerns. While we intend to convert all of our 2/28 loans existing in our mortgage loans-held-for sale to three year loans, there can be no assurance that we will be able to make such conversions. Further, there can be no assurance that investors, regulatory agencies and rating agencies will continue to view three year loans favorably and we may be further required to change our product offerings. To the extent that we cannot sell or securitize loans due to investor, regulatory or rating agency concerns our results of operations, financial condition and liquidity will be adversely affected.

Our interest-only loans may have a higher risk of default and loss than our fully-amortizing loans.

For the quarter ended June 30, 2007, originations of interest-only loans totaled $195.8 million, or 9%, of our total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower ultimately defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan. As a result, the likelihood that we would incur a loss on these loans will increase, especially in a declining real estate market.

A prolonged economic slowdown or a decline in the real estate market could harm our results of operations.

A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities evidencing interests in single-family mortgage loans. Because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans tend to be higher during economic slowdowns. Recently, we have experienced an increase in delinquencies and foreclosures. Any sustained period of increased delinquencies or defaults or any sharp increase in the number of delinquencies and defaults could harm our ability to sell or securitize loans, the prices we receive for our loans, the values of our mortgage loans held for sale, our ability to finance loan originations and our residual interests in securitizations, which would harm our financial condition and results of operations. In addition, material declines in real estate values weaken our collateral loan-to-value ratios, increase the risk of default by decreasing the ability of borrowers to refinance loans they are unable to sustain or to sell the mortgage property to repay the loan, and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.

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

Over-concentration of loans we originate or purchase in any one geographic area increases our exposure to the economic risks associated with that area. Declines in the residential real estate markets in which we are concentrated have reduced the values of the properties collateralizing our mortgages which in turn may increase the risk of delinquency, foreclosure, or losses from those loans. In addition, increases in the unemployment rate in markets in which we are concentrated increases the likelihood that borrowers in those areas may become delinquent on their loans. To the extent that borrowers in a geographic area in which we have made a significant number of loans become delinquent or otherwise default on such loans, our financial condition and results of operations may be adversely affected.

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

If we are required (either by a regulatory agency or by third-party originators or investors) to make changes to our business practices to comply with the Guidance, it might affect the business activities in which we may engage and the profitability of those activities. Our business could be adversely affected if, as a result of the Guidance, investors from which we purchase loans, or to whom we sell loans, change their business practices and policies relative to nontraditional mortgage products. For example, if entities from which we purchase loans are required to change their origination guidelines thereby affecting the volume, diversity, and quality of loans available for purchase by us, or if purchasers of mortgage loans are required to make changes to the purchasing policies, then our loan volume, ability to sell mortgage loans and profitability could be adversely affected.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Various legal proceedings could adversely affect our financial condition or results of operations.

In the course of our business, we are subject to various legal proceedings and claims. See “Item 1—Legal Proceedings.” The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, financial condition and business prospects. Recently, a $46.1 million judgment was entered in a California state court against our subsidiary, NovaStar Home Mortgage, Inc. (“NHMI”) in a case alleging false advertising and unfair competition. NHMI is currently reviewing its various legal options, including options for appeal. There can be no assurances that any efforts will be successful. Because it is too early to determine that a liability is probable or estimable, we have not recorded any liability or corresponding charge to earnings related to this case. However, in the event that NovaStar Financial, Inc. or any of its other subsidiaries becomes obligated on this judgment, our financial condition, liquidity and business prospects will be adversely affected.

We are subject to the risk that provisions of our loan agreements may be unenforceable.

Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment prohibition or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, we could be required to repurchase these loans and may not be able to sell or liquidate the loans, which could negatively affect our liquidity, financial condition and results of operations.

Regulation as an investment company could harm our business; efforts to avoid regulation as an investment company could limit our operations.

If we were required to comply with the Investment Company Act, we would be prevented from conducting our business as described in this document by, among other things, substantially limiting our ability to use leverage. The Investment Company Act does not regulate entities that are primarily engaged, directly or indirectly, in a business “other than that of investing, reinvesting, owning, holding or trading in securities,” or that are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the Commission’s current interpretation, in order to qualify for the latter exemption we must maintain at least 55% of our assets directly in “qualifying real estate interests” and at least an additional 25% of our assets in other real estate-related assets or additional qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify as a qualifying real estate interest for the purposes of the 55% requirement. Therefore, to insure that we continue to qualify for the exemption, we may be required to adopt less efficient methods of financing certain of our mortgage assets, we may be required to sell certain mortgage securities at disadvantageous terms, and we may be precluded from acquiring certain types of higher yielding mortgage assets. If we fail to qualify for an applicable exemption from the Investment Company Act, we could not operate our business efficiently under the regulatory scheme imposed by the Investment Company Act. Accordingly, we could be required to restructure our activities which could materially adversely affect our financial condition, results of operations, liquidity and business prospects.

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

Recently, the Federal Reserve Chairman announced that the Federal Reserve plans this year to propose new regulations to address mortgage lending abuses, including restrictions on stated income loans (loans requiring little or no evidence of income by the borrower), limitations on pre-payment penalties and requirements that lenders set-aside payments for subprime borrowers property taxes and homeowners insurance. In addition, the Federal Reserve and other federal and state regulators have announced a pilot program to examine approximately 12 lenders not subject to federal regulation to ensure compliance with consumer protection laws. The promulgation of any such regulations or increased enforcement efforts could adversely affect our results of operations, liquidity, financial condition and business prospects.

Furthermore, several states, cities or other government entities are considering or have passed laws, regulations or ordinances aimed at curbing lending practices perceived as predatory. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing thresholds for defining a “high-cost” loan and establish enhanced protections and remedies for borrowers who receive such loans. For example, certain of these new or proposed laws and regulations prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures or obtain advice, at the expense of the lender, prior to the consummation of such mortgage loans. Passage of these laws and rules could reduce our loan origination and purchase volumes and could increase our costs. The institutions that provide short-term financing to us generally refuse to finance any loan labeled as a “high cost” loan under any local, state or federal law or regulation. In addition, many whole loan buyers may elect not to purchase these loans, and rating agencies likewise may refuse to rate securities backed by such loans. Accordingly, these laws and rules could severely restrict short-term financing and the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans either in jurisdictions unacceptable to our lenders or the rating agencies or that exceed the newly defined thresholds, which in either case could harm our results of operations, liquidity and business prospects.

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

Similarly, recently enacted and proposed local, state and federal laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants.

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

Our failure to obtain and maintain licenses in the various jurisdictions in which we do business could have a material adverse effect on our results of operations, financial condition and business.

We operate a highly regulated industry and we are subject to various licensing requirements. In addition, some states in which we operate may impose regulatory requirements for financial disclosure regarding our officers and directors and persons or groups holding 10%, or in some case 5%, of our outstanding shares of stock. If any officer, director, person or group holding 10%, or in applicable cases 5%, or more of our outstanding shares of stock (including the Investors) fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in the state, which could have a material adverse effect on our results of operations, financial condition, liquidity and business prospects.

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

Our cash balances and cash flows have become limited , as a result we have announced our intent to pay our dividend with respect to our 2006 REIT taxable income in the form of taxable preferred stock.

We use cash among other things, to originate mortgage loans, to satisfy loan repurchase requests, to satisfy margin calls, to pay interest on our outstanding indebtedness and for other operating needs. In addition, we may be required to pay down indebtedness in the event of any default under our credit facilities. As our taxable income from fiscal 2006 significantly exceeds our cash flows from operations, our minimum REIT dividend distribution requirements could exceed the amount of our available cash. As a result, we have announced our intent to distribute a taxable preferred stock dividend to satisfy our REIT distribution requirement and eliminate our taxable income for 2006. There can be no assurance that we will pay the dividends with respect to our 2007 REIT taxable income, if any, in cash.

Failure to pay our 2006 REIT dividend would cause us to lose REIT status retroactively to the beginning of 2006.

To maintain our status as a REIT under the Code, the tax laws require us to declare and pay a dividend equal to at least 90% of each year’s REIT taxable income. Although we have stated our intention to declare a dividend payable in preferred stock, we have not yet declared such a dividend with respect to our 2006 REIT taxable income. To timely meet the REIT dividend requirement, we must declare the dividend prior to the date we file our 2006 tax return and pay the dividend before the end of 2007. Because of recent volatility in the market price of our common stock and general stock market volatility, we may have difficulty valuing the preferred stock and determining definitive terms. If for any reason we are unable to timely declare or pay our 2006 REIT dividend, the IRS may revoke our status as a REIT. Such revocation would be retroactive to the beginning of 2006. Retroactive revocation of our REIT status would result in our becoming taxable as a C corporation for 2006 and subsequent years. Tax treatment of a C corporation is materially different from tax treatment as a REIT and thus the tax characterization of our transactions and calculations of our taxable income would be different than how we have reported them to you and the IRS. These differences could result, among other things, in our owing a tax liability (including penalties and interest) to the IRS, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Our taxable REIT subsidiaries, including NovaStar Mortgage, engage in activities that are prohibited for REITs, and will owe income taxes on the taxable income, if any, from these activities. For example, income earned by NovaStar Mortgage from our loan origination and sales activities, as well as from other origination and servicing functions, would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT. Even while we remain a REIT, our taxable REIT subsidiaries will be taxable as C corporations and are subject to federal, state and local income tax at the applicable corporate rates on their net taxable income, if any.

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

As long as we remain a REIT, we may be harmed by changes in tax laws applicable to REITs or the reduced 15% tax rate on certain corporate dividends may harm us.

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

Prior to the termination of our REIT status, we may be unable to comply with the REIT requirements or compliance with such requirements could harm our financial condition.

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

Also, we must distribute to our shareholders with respect to each year that we are a REIT at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We expect in some years, including for the 2006 year, that we will be subject to the 4% excise tax, which would result in the payment of a portion of our available cash to the IRS without reducing the amount that still must be distributed to shareholders to meet the REIT qualification tests. We have announced our intent to distribute a taxable preferred stock dividend to satisfy our REIT distribution requirement for 2006. If we are unable to pay dividends with respect to our 2006 REIT taxable income in securities, for any reason, including insufficient authorized shares of capital stock, our REIT status would be terminated which would subject us to taxes, penalties and interest which could have a material adverse effect on our financial condition, results of operations and liquidity.

For all periods during which we are not a REIT, our distributions will not be deductible by us, and we will be subject to federal income tax on our net taxable income, if any. This would reduce our earnings and cash. The tax liability resulting from our failure to qualify as a REIT, might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results, liquidity and financial condition.

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

Risks Related to Our Capital Stock

Investors in our common stock may experience losses, volatility and poor liquidity.

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

Although we historically paid a regular common stock dividend in cash, we have announced our intent to pay the dividend with respect to our 2006 REIT taxable income by distributing capital stock. As mentioned elsewhere, we do not expect to have any taxable income in 2007. Furthermore, for periods following the anticipated termination of our REIT status, we will not be required to pay out our taxable income in the form of dividends. Instead, payment of dividends will be at the discretion of our board of directors.

Our board’s decision to authorize our officers to initiate efforts to terminate our status as a REIT may materially adversely affect our business, financial condition, results of operations and the price of our securities.

On May 3, 2007, our board of directors authorized our officers to initiate efforts to terminate our status as a REIT effective January 1, 2008. There can be no assurance that when we ultimately terminate our status as a REIT, we will be able to operate competitively or profitably in the future.

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

•

our stock price has been, and may continue to be, negatively affected by the uncertainty in the market , including uncertainty about the subprime industry and the uncertainty regarding the future of our company;

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

If any of the foregoing risks were to occur, then our business, results of operations, liquidity, financial condition and the price of our securities would be negatively affected.

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

We may not pay common stock dividends to stockholders in the future.

We currently intend to maintain our status as a REIT through December 31, 2007. So long as we maintain our status as a REIT, REIT provisions of the Code generally require that we annually distribute to our stockholders at least 90% of all of our REIT taxable income. If in any year, however, we do not generate REIT taxable income, we are not required under the Code to declare and pay dividends. We do not expect, and there can be no assurance that we will generate REIT taxable income for the year ending December 31, 2007. As a result, we may not be required to pay a dividend with respect to 2007. In addition, we have entered into agreements that may limit our ability to make a discretionary dividend distribution for 2007.

We expect to terminate our REIT status on January 1, 2008, at which time, we will be subject to tax as a regular corporation and will otherwise operate as a regular corporation.

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

As a C corporation, our dividends will be taxed as dividends to the extent of our current and accumulated earnings and profits. Distributions in excess of our current and accumulated profits will be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his stock, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long-term capital gain if the shareholder has held our stock for more than one year). Under the Code, the maximum federal income tax rate applicable to individuals on dividends and long term capital gains derived from a stock investment in a C corporation is currently 15%.

Restrictions on ownership of capital stock may inhibit market activity and the resulting opportunity for holders of our capital stock to receive a premium for their securities.

In order for us to meet the requirements for qualification as a REIT, our charter generally prohibits, so long as we remain a REIT, any person from acquiring or holding, directly or indirectly, (i) shares of our common stock in excess of 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate outstanding shares of our common stock or (ii) shares of our capital stock in excess of 9.8% in value of the aggregate outstanding shares of our capital stock. These restrictions may inhibit market activity or the opportunity for the holders of our capital stock to receive a premium for their stock that might otherwise exist in the absence of such restrictions. These restrictions will not apply when we revoke our REIT status.

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

The market price of our common stock can be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	general market and economic conditions;

•	actual or anticipated changes in residential real estate value;

•	actual or anticipated changes in the delinquency and default rates on mortgage loans, in general, and specifically on the loans we originate or invest in through our mortgage securities;

•	actual or anticipated changes in our future financial performance;

•	actual or anticipated changes in market interest rates;

•	actual or anticipated changes in our access to capital, including access to the securitization markets;

•	our decision to terminate our REIT status;

•	actual or anticipated changes in the amount of our dividend, any delay in the payment of a dividend, the failure to make a dividend payment or the form of any dividend payment;

•	competitive developments, including announcements by us or our competitors of new products or services;

•	the operations and stock performance of our competitors;

•	developments in the subprime mortgage lending industry or the financial services sector generally;

•	the impact of new state or federal legislation or adverse court decisions;

•	fluctuations in our quarterly operating results;

•	the activities of investors who engage in short sales of our common stock;

•	actual or anticipated changes in financial estimates by securities analysts;

•	sales, or the perception that sales could occur, of a substantial number of shares of our common stock by insiders;

•	additions or departures of senior management and key personnel; and

•	actions by institutional shareholders.

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

In the future, we expect to access the capital markets from time to time by making additional offerings of securities, including debt instruments, preferred stock or common stock, including our announced rights offering to purchase our Series D2 Preferred Stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that could limit our ability to make a distribution to common shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our common shareholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Risks Related to Our Recently Announced Transactions

Certain covenants in the Stock Purchase Agreement we recently executed may adversely affect the value of your common stock.

We recently executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”), Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, and JCP Partners IV LLC (collectively, “Jefferies Capital Partners,” and together with MassMutual, the “Investors”) pursuant to which they purchased $48,825,000.00 of our 9.00% Series D-1 Mandatory Convertible Preferred Stock, which is convertible into common stock (“Series D-1 Preferred Stock”). The Series D-1 Preferred Stock contains customary antidilution provisions, and the Stock Purchase Agreement further requires us to seek stockholder approval for certain adjustments to the conversion price of the Series D-1 Preferred Stock and the Series D-2 Preferred Stock (defined below) in the event of certain issuances of our common stock below the then current conversion price. To the extent that our shareholders approve these adjustments and we issue stock below such prices, your proportionate voting interest will be reduced, and the percentage that your shares represent of our expanded equity after the adjustments will be diluted.

If we are not able to sell all of the Series D-2 Preferred Stock offered pursuant to the Rights Offering or we are unable to close the transactions contemplated by the Standby Purchase Agreement, our financial condition and liquidity will be adversely affected

As previously announced, our Board of Directors has approved a rights offering (the “Rights Offering”) pursuant to which holders of our common stock and Series D-1 Preferred Stock will receive non-transferable rights (the “Rights”) to purchase shares of a new series of our convertible preferred securities designated as the 9.00% Series D-2 Mandatory Convertible Preferred Stock, which is convertible into our common stock (the “Series D-2 Preferred Stock”). We have also entered into a Standby Purchase Agreement with the Investors pursuant to which the Investors have agreed to purchase up to $101,175,000 of our Series D-2 Preferred Stock to the extent any such shares are not subscribed for in our Rights Offering. The Investors’ obligations under the Standby Purchase Agreement are subject to several closing conditions, including, among other things, there not having been an “NFI Material Adverse Effect” (as defined in the Standby Purchase Agreement), us having operated our business in the ordinary course since the date of the Standby Purchase Agreement, our Board having declared the REIT dividend in accordance with the terms of the Standby Purchase Agreement, all governmental filings and approvals having been made or received and completion of certain steps within the time periods specified in the agreement. To the extent that we are not able to sell all of the Series D-2 Preferred Stock pursuant to the Rights Offering and the transactions contemplated by the Standby Purchase Agreement are not consummated due to the failure of any condition or otherwise, our liquidity and financial condition will be materially adversely affected.

Furthermore, if the Standby Purchase Agreement or other related documents are materially amended or modified, due to a reevaluation of the economics of, or the parties’ ability to complete, the transactions contemplated thereby or otherwise, our liquidity and financial condition could be materially adversely affected. Further, an amendment to the terms of our recently announced transactions or further changes to market conditions could require us to reinitiate or reevaluate our exploration of strategic alternatives, which could further affect the volatility of our stock price.

If the Rights Offering and the sale of shares to the Investors pursuant to the Standby Purchase Agreement are consummated, your relative ownership interest may experience significant dilution.

Pursuant to the Standby Purchase Agreement, the Investors are obligated, subject to certain conditions, to purchase all of the shares of Series D-2 Preferred Stock not subscribed for in the Rights Offering.

To the extent that you do not exercise your rights and shares are purchased by other stockholders in the Rights Offering or by the Investors pursuant to the Standby Purchase Agreement, your proportionate voting interest will be reduced, and the percentage that your original shares represent of our expanded equity after exercise of the rights will be diluted.

After the consummation of the Rights Offering and the sale of shares to the Investors, beneficial ownership of a significant amount of our common stock, or common stock issuable upon conversion of our preferred stock, could be concentrated in the hands of a few of our stockholders and their interests may not coincide with yours.

As a result of the Standby Purchase Agreement and the Rights Offering, the Investors could have the ability to exercise substantial control over matters generally requiring stockholder approval, including election of directors. Furthermore pursuant to the Registration Rights and Shareholders Agreement executed with the Investors (the “Registration Rights Agreement”), the Investors are entitled to nominate a number of directors to fill newly established seats on our board of directors, depending upon their ownership of our capital stock and to approve certain transactions, including change of control transactions, so long as they own a minimum number of shares of Series D-1 Preferred Stock Your interests as a holder of our common stock may differ from the interests of the Investors.

Pursuant to the Registration Rights Agreement the Investors are entitled to certain approval rights and other privileges.

Pursuant to the Registration Rights Agreement, so long as the Investors own a specified number of shares of our Series D-1 Preferred Stock, they have the right to approve any change of control (as defined in the Registration Rights Agreement) transaction. Furthermore, in any change of control transaction, the Investors have certain redemption rights and rights to receive certain consideration. As a result, the Investors may be able to block or otherwise interfere with a change of control transaction that is beneficial to the other holders of our capital stock.

The Investors’ investment in us will reduce the amount of any REIT Dividend otherwise payable to you.

As previously announced, in the third quarter of 2007, we intend to declare a dividend (which we sometimes refer to as the “REIT Dividend”) (a) in order to satisfy the income tax requirements to make a distribution equal to our 2006 REIT taxable income to maintain our status as a REIT, under the Code and (b) to eliminate any corporate level tax burden. We currently intend to make the distribution in the form of Series E Convertible Preferred Stock to record holders as of a date to be determined by our board of directors. We would expect the dividend to be taxable to recipients. Timing of the declaration and distribution of the Series E Preferred Stock will be determined by our board of directors, but federal tax rules for REITs require that we declare dividends based on 2006 taxable income by the deadline for our 2006 tax return, which is September 17, 2007, and distribute those dividends by December 31, 2007. We currently intend to distribute the dividend to holders of our common stock, our Series D-1 Preferred Stock and our Series D-2 Preferred Stock, if any. As a result, the purchase of Series D-1 Preferred Stock by the Investors reduced the amount of the dividend that will be paid to our common stockholders. Furthermore, to the extent that you do not exercise your right to purchase your proportionate share of our Series D-2 Preferred Stock in the Rights Offering, your right to the dividend with respect to our 2006 REIT taxable income will be further reduced.

There is no assurance that you will be able to sell any securities that we distribute as a dividend at a price that exceeds our valuation of the dividend at the time we declare it.

If we distribute our dividend with respect to our 2006 REIT taxable income in capital stock, recipients will be getting additional equity in us, not cash. As a result, the value of the capital stock will depend on our results of operation, financial condition, business prospects and other factors. We will have no obligation to list the capital stock on any exchange. As a result, you may have limited liquidity with respect to the capital stock. Furthermore, final terms of the Series E Preferred Stock determined by our board may further adversely affect the value of the Series E Preferred Stock. As a result, there is no assurance that you will ultimately receive the cash value of our 2006 REIT Dividend as we determine it upon distribution.

If we are unable to declare the REIT Dividend for any reason, the Investors may not be obligated to purchase any shares of the Series D-2 Preferred Stock pursuant to the Standby Purchase Agreement.

Our dividend policy is subject to revision at the discretion of our board of directors. Any distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, maintenance of REIT status for 2007 and other factors as our board of directors deems relevant. Recent volatility in the market price of our common stock and general stock market volatility, will affect the value of the Series E Preferred Stock and its definitive terms. Declaration of the REIT Dividend is a condition to the Investors’ obligations to purchase Series D-2 Preferred Stock under the Standby Purchase Agreement. If we are unable to declare the REIT Dividend for any reason, including having insufficient authorized shares of capital stock, the Investors may not be obligated to purchase any shares of Series D-2 Preferred Stock pursuant to the Standby Purchase Agreement.

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

Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. If we further reduce our mortgage originations, change our underwriting guidelines or our current product mix, or reduce amounts paid to brokers, brokers may cease doing business with us. Our failure to maintain existing relationships or expand our broker networks could harm our business, financial condition, liquidity and results of operations.

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

The value of the net operating loss carryforwards and net unrealized built-in losses is subject to challenge by the IRS and our ability to use such losses may be significantly limited.

We currently have recorded a gross deferred tax asset, net of a valuation allowance, of $270.2 million, almost all of which relates to certain loss carryforwards and net unrealized built-in-losses. We expect to be able to utilize such losses over time subject to the below. The net operating loss carryforwards and net unrealized built-in losses could provide significant future tax savings to us if we are able to use such losses. However, our ability to use these tax benefits may be impacted, restricted or eliminated by a number of factors including, but not limited to:

•	our ability to generate sufficient net income to utilize the net operating loss carryforwards and net unrealized built-in-losses;

•	the absence of a future ownership change of us within the meaning of Section 382 of the Code;

•	the acceptance by the IRS of the positions taken on our prior tax returns as to the amount and timing of its income and expenses; and

•	future changes in laws or regulations relating, which changes may have retroactive effect, to the use of net operating loss carryforwards and net unrealized built-in losses.

To the extent that we are unable to utilize these net operating loss carryforwards and net unrealized built in losses, our results of operations, liquidity and financial condition could be adversely affected in a significant manner.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited if the transfer restrictions are not effective in preventing an ownership change from occurring.

Pursuant to Section 382 of the Code, a corporation is limited in its ability to use existing net operating loss carryforwards and net unrealized built in losses once that corporation experiences an “ownership change” (as that term is defined in the Code and IRS Regulations). More specifically, corporations are limited in their ability to use net operating loss carryforwards and net unrealized built in losses that are in existence prior to an “ownership change” to offset taxable income they receive after an “ownership change”. We have imposed certain transfer restrictions on our Series D-1 Preferred Stock, and intend to impose similar restrictions on our Series D-2 Preferred Stock, and have also agreed to take action necessary to amend our charter, including submitting the amendment to our stockholders for approval, to limit the transferability of our common stock in order to attempt to preserve certain of our net operating loss carryforwards and net unrealized built-In losses. Although transfer restrictions are valid under the Maryland General Corporation Law, we are not aware of any published court decisions enforcing similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions, and we may be unable to enforce such transfer restrictions. Even if a court were to enforce the transfer restrictions, the Internal Revenue Service might not agree that the transfer restrictions provided a sufficient remedy with respect to an ownership change resulting from a prohibited transfer. In either of these cases despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses which may result in higher taxable income for the company (and a significantly higher tax cost to the company as compared to the situation where these tax benefits are preserved).

If the transfer restrictions on our capital stock are not effective in preventing an ownership change from occurring, then our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited.

We have imposed certain transfer restrictions on our Series D-1 Preferred Stock, intend to impose similar restrictions on our Series D-2 Preferred Stock, and have also agreed to take action necessary to amend our charter, including submitting the amendment to our stockholders for approval, to limit the transferability of our common stock in order to preserve certain net operating loss carryforwards and net unrealized built-in losses. Although the transfer restrictions are valid under the Maryland General Corporation Law, we are not aware of any published court decisions enforcing similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions, and we may be unable to enforce the transfer restrictions. Even if a court were to enforce the transfer restrictions, the IRS might not agree that the transfer restrictions provided a sufficient remedy with respect to an ownership change resulting from a prohibited transfer. In either of those cases, despite the implementation of the transfer restrictions, an ownership change could occur that would limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses.

The transfer restrictions on our capital stock may delay or prevent takeover bids by third parties and may delay or frustrate attempts by a stockholder to replace management.

The transfer restrictions on our capital stock are complex and are designed to preserve the value of our net operating loss carryforwards and net unrealized built-in losses for the benefit of our stockholders and our status as a REIT. Any person who seeks to acquire a significant interest in us will be required to negotiate with our board of directors. The transfer restrictions may also make it more difficult to effect a business combination transaction that stockholders may perceive to be favorable because of the need to negotiate with our board of directors. The transfer restrictions could also make it more difficult for a stockholder to replace current management because a stockholder’s ability to increase its voting power is limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2007 – April 30, 2007	—	—	—	$1,020
May 1, 2007 – May 31, 2007	—	—	—	$1,020
June 1, 2007 – June 31, 2007	—	—	—	$1,020

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 4, 2007, and was adjourned until June 8, 2007 in order to solicit additional votes in support of Proposal 2 regarding approval of a charter amendment to increase our authorized shares of capital stock. Gregory T. Barmore and W. Lance Anderson were elected as directors. Scott F. Hartman, Edward W. Mehrer, Donald M. Berman and Art N. Burtscher ‘s terms of office as directors continued after the meeting.

The following matters were voted on at the annual meeting:

	Vote Results
	For	Withheld
1. Election of Directors
W. Lance Anderson (term expiring in 2010)	32,480,504	2,486,584
Gregory T. Barmore (term expiring in 2010)	32,037,553	2,929,536

	For	Against	Abstain
2. Approval of the charter amendment to increase the authorized shares of capital stock	17,260,160	5,693,690	443,770

3. Ratification of Deloitte & Touche LLP as NovaStar Financial, Inc.’s independent registered public accountants for 2007	33,909,290	896,732	161,065

Due to the fact that we were required to obtain approval of a majority of our outstanding shares of common stock, Proposal 2 – Approval of the Charter Amendment to increase authorized shares of capital stock did not pass.

Item 5. Other Information

As previously disclosed in our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 20, 2007, we entered into a Registration Rights and Shareholders Agreement, dated July 16, 2007, with the Investors (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Investors have the right to designate up to four individuals for election to our Board of Directors depending on the percentage of shares owned by the Investors. For so long as the Investors have the right to designate one or more individuals for election to our Board of Directors, the Registration Rights Agreement provides that the total number of members of the Board shall be fixed at eight, subject to adjustment as is necessary to ensure that the Investors can designate the number of directors that they are entitled to designate under the Registration Rights Agreement. The foregoing is a summary of the terms of the Registration Rights Agreement relating to the Investor’s right to nominate individuals for election to our Board of Directors and is qualified in its entirety by reference to the Registration Rights Agreement, which has been filed with the SEC. Other than the rights of the Investors to designate directors pursuant to the Registration Rights Agreement, the procedures by which security holders may recommend nominees to our Board of Directors set forth in our proxy statement for our 2007 Annual Stockholders Meeting filed with the SEC on March 30, 2007 have not been modified.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document

3.1	Articles of Amendment and Restatement of NovaStar Financial, Inc. (including all amendments and applicable Articles Supplementary)

4.1	See Item 3.1

10.49.1	Amendment Number One to Master Repurchase Agreement (Residual Securities), dated as of May 10, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NovaStar Financial, Inc., NFI Holding Corporation and HomeView Lending, Inc.[1]

10.52.1	Amendment Number One to Master Repurchase Agreement (2007 Servicing Rights), dated as of May 10, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Holding Corporation and HomeView Lending, Inc.[2]

10.67	Master Repurchase Agreement (2007 Whole Loan), dated as of May 9, 2007, among Wachovia Bank, N.A., NFI Repurchase Corporation, NMI Repurchase Corporation, HomeView Lending, Inc., NMI Property Financing, Inc., NovaStar Financial, Inc., NFI Holding Corporation and NovaStar Mortgage, Inc.[3]

10.67.1	Guaranty, dated as of May 9, 2007, among NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage, Inc., HomeView Lending, Inc. and Wachovia Bank, NA4

10.68	Master Repurchase Agreement (2007 Non-Investment Grade Securities), dated as of May 31, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation and NovaStar Financial, Inc.[5]

10.68.1	Guaranty, dated as of May 31, 2007, among NovaStar Financial, Inc., NFI Holding Corporation and Wachovia Investment Holdings, LLC[6]

10.69	Master Repurchase Agreement (2007 Investment Grade Securities), dated as of May 31, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation and NovaStar Financial, Inc.[7]

10.69.1	Guaranty, dated as of May 31, 2007, among NovaStar Financial, Inc., NFI Holding Corporation and Wachovia Bank, N.A.[8]

10.70	Securities Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC[9]

[1]	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
[2]	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
[3]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
[4]	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
[5]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
[6]	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
[7]	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
[8]	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
[9]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007

10.71	Standby Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC[10]

10.72	Registration Rights and Shareholders Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC[11]

10.73	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Scott Hartman[12]

10.74	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Lance Anderson[13]

10.75	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Mike Bamburg[14]

11.1	Statement Regarding Computation of Per Share Earnings[15]

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

[10]	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
[11]	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
[12]	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
[13]	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
[14]	Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
[15]	See Note 19 to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 9, 2007	/s/ SCOTT F. HARTMAN
Scott F. Hartman, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: August 9, 2007	/s/ GREGORY S. METZ
Gregory S. Metz, Chief Financial Officer
(Principal Financial Officer)