Form 10-Q
period 2007-09-30
NOVASTAR FINANCIAL INC
filed 2007-11-14
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2007 was 9,440,442.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$51,530	$150,522
Restricted cash	8,960	—
Mortgage loans – held-in-portfolio, net of allowance of $175,208 and $22,452, respectively	3,087,673	2,116,535
Mortgage securities – available-for-sale	86,284	349,312
Mortgage securities – trading	216,838	329,361
Mortgage loans subject to removal of accounts provision	145,481	107,043
Servicing related advances	69,263	40,923
Mortgage servicing rights	49,260	62,830
Deferred income tax asset, net	—	47,188
Accrued interest receivable	36,713	29,109
Real estate owned	60,214	—
Other assets	51,783	78,319
Assets of discontinued operations	680,629	1,717,121

Total assets	$4,544,628	$5,028,263

Liabilities and Shareholders’ (Deficit) Equity
Liabilities:
Asset-backed bonds secured by mortgage loans	$3,190,489	$2,067,490
Asset-backed bonds secured by mortgage securities	151,805	9,519
Short-term borrowings secured by mortgage securities	149,888	503,680
Other short-term borrowings	84,995	16,755
Junior subordinated debentures	83,440	83,041
Due to securitization trusts	145,481	107,043
Accounts payable and other liabilities	89,995	65,719
Liabilities of discontinued operations	729,248	1,660,446

Total liabilities	4,625,341	4,513,693

Commitments and contingencies (Note 9)

Shareholders’ (deficit) equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	—
Common stock, 9,467,765 and 9,315,313 shares, issued and outstanding, respectively	95	93
Additional paid-in capital	788,843	742,028
Accumulated deficit	(872,107)	(263,572)
Accumulated other comprehensive income	2,858	36,548
Other	(453)	(557)

Total shareholders’ (deficit) equity	(80,713)	514,570

Total liabilities and shareholders’ (deficit) equity	$4,544,628	$5,028,263

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; dollars in thousands, except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Interest income	$298,132	$244,820	$96,955	$98,185
Interest expense	190,877	88,643	74,342	44,275

Net interest income before provision for credit losses	107,255	156,177	22,613	53,910
Provision for credit losses	192,326	19,876	99,159	10,286

Net interest (expense) income	(85,071)	136,301	(76,546)	43,624

Other operating (expense) income:
(Losses) gains on sales of mortgage assets	(215)	529	(2)	168
(Losses) gains on derivative instruments	(2,888)	109	(9,394)	—
Fair value adjustments	(58,224)	2,966	(31,993)	(1,271)
Impairments on mortgage securities – available-for-sale	(72,209)	(13,249)	(46,216)	(6,796)
Fee income	17,060	19,650	6,637	7,055
Premiums for mortgage loan insurance	(12,059)	(4,402)	(4,453)	(2,124)
Other income, net	1,763	212	1,000	62

Total other operating (expense) income	(126,772)	5,815	(84,421)	(2,906)

General and administrative expenses:
Compensation and benefits	44,860	45,434	13,885	14,496
Office administration	16,359	12,074	7,032	3,964
Professional and outside services	19,969	14,320	5,074	4,428
Loan expense	11,396	2,642	7,261	532
Marketing	4,301	1,394	1,426	522
Other	678	8,193	(4,958)	1,529

Total general and administrative expenses	97,563	84,057	29,720	25,471

(Loss) income from continuing operations before income tax expense (benefit)	(309,406)	58,059	(190,687)	15,247
Income tax expense (benefit)	59,200	(9,851)	217,386	(3,786)

(Loss) income from continuing operations	(368,606)	67,910	(408,073)	19,033
(Loss) income from discontinued operations, net of income tax	(233,629)	19,432	(187,298)	9,546

Net (loss) income	(602,235)	87,342	(595,371)	28,579
Dividends on preferred shares	(5,960)	(6,653)	(2,634)	(3,327)

Net (loss) income available to common shareholders	$(608,195)	$80,689	$(598,005)	$25,252

Basic earnings per share:
(Loss) income from continuing operations available to common shareholders	$(40.14)	$7.36	$(43.99)	$1.82
(Loss) income from discontinued operations, net of income tax	(25.04)	2.33	(20.06)	1.11

Net (loss) income available to common shareholders	$(65.18)	$9.69	$(64.05)	$2.93

Diluted earnings per share:
(Loss) income from continuing operations available to common shareholders	$(40.14)	$7.30	$(43.99)	$1.81
(Loss) income from discontinued operations, net of income tax	(25.04)	2.32	(20.06)	1.10

Net (loss) income available to common shareholders	$(65.18)	$9.62	$(64.05)	$2.91

Weighted average basic shares outstanding	9,331	8,326	9,336	8,607

Weighted average diluted shares outstanding	9,331	8,390	9,336	8,674

Dividends declared per common share	$—	$22.40	$—	$11.20

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

(unaudited; dollars in thousands, except share amounts)

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2007	$30	$—	$93	$742,028	$(263,572)	$36,548	$(557)	$514,570
Cumulative effect adjustment from adoption of SFAS 157	—	—	—	—	5,430	—	—	5,430
Cumulative effect adjustment from adoption of SFAS 159	—	—	—	—	(1,131)	1,131	—	—
Cumulative effect adjustment from adoption of FIN 48	—	—	—	—	(1,072)	—	—	(1,072)
Forgiveness of founders’ notes receivable	—	—	—	—	—	—	104	104
Issuance of preferred stock, 2,100,000 shares	—	21	—	45,955	—	—	—	45,976
Preferred stock beneficial conversion feature	—	—	—	3,825	(3,825)	—	—	—
Issuance of common stock, 35,094 shares	—	—	1	3,189	—	—	—	3,190
Issuance of stock under stock compensation plans, 117,359 shares	—	—	1	209	—	—	—	210
Compensation recognized under stock compensation plans	—	—	—	843	52	—	—	895
Dividends on preferred stock ($1.67 per share declared)	—	—	—	—	(5,960)	—	—	(5,960)
Reversal of tax benefit derived from capitalization of affiliates	—	—	—	(7,195)	—	—	—	(7,195)
Other	—	—	—	(11)	206	—	—	195

Comprehensive loss:
Net loss					(602,235)			(602,235)
Other comprehensive loss						(34,821)		(34,821)

Total comprehensive loss								(637,056)

Balance, September 30, 2007	$30	$21	$95	$788,843	$(872,107)	$2,858	$(453)	$(80,713)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(602,235)	$87,342
(Loss) income from discontinued operations	(233,629)	19,432

(Loss) income from continuing operations	(368,606)	67,910
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Amortization of mortgage servicing rights	23,336	23,469
Retention of mortgage servicing rights	(9,766)	(26,957)
Impairment on mortgage securities – available-for-sale	72,209	13,249
Losses (gains) on derivative instruments	2,888	(109)
Depreciation expense	2,453	5,318
Amortization of deferred debt issuance costs	8,297	2,141
Compensation recognized under stock compensation plans	895	1,972
Provision for credit losses	192,326	19,876
Amortization of premiums on mortgage loans	10,361	5,101
Interest capitalized on loans held-in-portfolio	(33,900)	(18,404)
Forgiveness of founders’ promissory notes	104	104
Provision for deferred income taxes	41,620	(8,093)
Fair value adjustments	58,224	(2,966)
Accretion of available-for-sale and trading securities	(81,139)	(121,570)
Losses on sales of mortgage assets	9,981	26,428
Repurchase of mortgage loans due from securitization trust	—	(114,260)
Changes in:
Servicing related advances	(28,340)	(7,000)
Accrued interest receivable	(15,665)	(58,050)
Derivative instruments, net	(1,020)	—
Other assets	35,188	(44,900)
Accounts payable and other liabilities	38,480	3,044

Net cash used in operating activities from continuing operations	(42,074)	(233,697)
Net cash used in operating activities from discontinued operations	(1,155,809)	(2,962,388)

Net cash used in operating activities	(1,197,883)	(3,196,085)

(Continued)

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	156,984	252,329
Proceeds from paydowns of mortgage securities – trading	30,662	4,301
Purchase of mortgage securities – trading	(21,957)	(163,661)
Proceeds from sale of mortgage securities – trading	7,420	11,223
Purchase of mortgage securities – available-for-sale	—	(1,922)
Proceeds from repayments of mortgage loans held-in-portfolio	679,365	309,396
Proceeds from sales of assets acquired through foreclosure	5,009	816
Cash used to collateralize letter of credit	(8,960)	—
Purchases of property and equipment	(3,132)	(1,538)

Net cash provided by investing activities	845,391	410,944
Net cash provided by investing activities from discontinued operations	16,489	462

Net cash provided by investing activities	861,880	411,406

Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	2,111,415	2,505,457
Net change in short-term borrowings	(285,552)	239,407
Payments on asset-backed bonds	(679,080)	(317,137)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	49,376	119,098
Proceeds from issuance of junior subordinated debentures	—	33,917
Repurchase of common stock	—	(17)
Dividends paid on vested options	(550)	(1,021)
Dividends paid on preferred stock	(4,990)	(3,326)
Dividends paid on common stock	—	(136,231)

Net cash provided by financing activities from continuing operations	1,190,619	2,440,147
Net cash (used in) provided by financing activities from discontinued operations	(953,608)	261,995

Net cash provided by financing activities	237,011	2,702,142

Net decrease in cash and cash equivalents	(98,992)	(82,537)
Cash and cash equivalents, beginning of period	150,522	264,694

Cash and cash equivalents, end of period	$51,530	$182,157

(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash paid for interest	$250,156	$173,617

Cash paid for income taxes	5,996	9,902

Cash received on mortgage securities – available-for-sale with no cost basis	3,426	4,305

Cash received for dividend reinvestment plan	—	3,246

Non-cash operating, investing and financing activities:
Cost basis of securities retained in securitizations	56,387	121,025

Transfer of loans to held-in-portfolio from held-for-sale	1,880,340	2,684,515

Transfer of mortgage securities – trading from mortgage securities – available-for-sale (A)	46,683	—

Assets acquired through foreclosure	97,976	14,969

Dividends payable	2,634	105,008

Tax benefit derived from capitalization of affiliate	(7,195)	7,858

Restricted stock issued in satisfaction of prior year accrued bonus	—	283

(A)	Transfer was made upon adoption of SFAS 159.

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 (Unaudited)

Note 1. Financial Statement Presentation

NovaStar Financial, Inc. and its subsidiaries (the “Company”) operate as a non-conforming residential mortgage portfolio manager and retail broker of mortgage loans. Prior to changes in its business in the third quarter of 2007, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“the Code”). During the third quarter of 2007, the Company announced that it will not be able to pay a dividend on its common stock with respect to its 2006 taxable income, and as a result the Company’s status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of the Company’s REIT status results in it becoming taxable as a C corporation for 2006 and subsequent years.

The Company’s condensed consolidated financial statements as of September 30, 2007 and for the nine and three months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation, as follows:

•

As a result of the significant deterioration in the subprime secondary markets, during August and September 2007, the Audit Committee of the Board of Directors of the Company committed to workforce reductions pursuant to plans of termination (the “Third Quarter Exit Plans”) as described in Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

The Company undertook these Third Quarter Exit Plans to align its organization and costs with its decision to discontinue its wholesale and correspondent loan origination activities and significantly reduce its retail operations. Implementation of the Third Quarter Exit Plans began during the third quarter of 2007 and subject to completion of the necessary legal notices and requirements is expected to conclude during the fourth quarter of 2007. The Company maintained four of its retail branches and has refocused the retail channel business model from originator to broker. The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations cease. The provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with Statement SFAS 144, the Company has reclassified the operating results of its entire wholesale and correspondent operations and certain of its retail operations as discontinued operations in the condensed consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006.

•

The Company has reclassified the operating results of NovaStar Home Mortgage, Inc. and its branches (“NHMI”) through December 31, 2006, as discontinued operations in the Company’s condensed consolidated statements of operations for the nine and three months ended September 30, 2006, in accordance with Statement SFAS 144.

•

The Company created two new line items on the condensed consolidated statements of operations named “Fair value adjustments” and “Valuation adjustment on mortgage loans—held-for-sale” to separate activity which was previously reported in the “Other income, net” line item in prior periods. These line items were created due to the materiality of the amounts recorded in 2007.

•

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

The Company’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company’s losses, negative cash flows from operations and its shareholders’ deficit raise substantial doubt about the Company’s ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet the Company’s obligations. See the discussion below concerning the Company’s plans.

Significant Liquidity Factors During the Nine Months Ended September 30, 2007

The Company had $51.5 million in unrestricted cash and cash equivalents at September 30, 2007, which was a decrease of $99.0 million from December 31, 2006. The $51.5 million includes $18.5 million of funds which were repaid to Wachovia Bank, N.A., Wachovia Investment Holdings, LLC and Wachovia Capital Markets, LLC (collectively “Wachovia”) during the first two business days of October. The Company no longer discloses that it has any borrowing availability under its financing facilities because any future availability is at the sole discretion of Wachovia and there can be no assurance that Wachovia will provide additional advances to the Company. See “Wachovia Short-Term Borrowings Repayment” for further discussion.

Sale of Mortgage Servicing Rights. On October 12, 2007, the Company, and Saxon Mortgage Services, Inc. (“Saxon”) entered into a Servicing Rights Transfer Agreement (the “MSR Transfer Agreement”) for the sale to Saxon of all of the Company’s mortgage servicing rights and servicing advances relating to its securitizations. The transaction closed on November 1, 2007 and provided $147.0 million of cash to the Company after deduction of certain expenses. An additional $7.9 million is expected to be released upon the delivery of all closing documents. The Company retained $21.5 million of the proceeds from the sale and used the remaining proceeds to payoff its outstanding debt with Deutsche Bank and significantly paydown its short-term borrowings with Wachovia. The Deutsche Bank Servicing Advance Facility and the Wachovia Servicing Rights Facility terminated as a result of the satisfaction of all obligations thereunder upon the closing of the sale of the Company’s mortgage servicing rights. The $7.9 million holdback is expected to be paid to Wachovia upon its release to reduce outstanding borrowings.

The Company has traditionally utilized its role as servicer of its securitized pools of mortgage loans to attempt to identify and address potential and actual borrower delinquencies and defaults. As a result of the sale, the Company no longer controls the lender-borrower relationship, which may exacerbate the increase in delinquencies and defaults under such mortgage loans and the negative impact on the value and cash flows of its residual and subordinated securities resulting from such delinquencies and defaults.

Wachovia Short-Term Borrowings Repayment. As of September 30, 2007, the Company was out of compliance with the net worth covenant in its repurchase agreements with Wachovia but has obtained a waiver to be in compliance. The waiver expires on November 30, 2007. The Company expects to be out of compliance with the net worth covenant subsequent to November 30, 2007 and there can be no assurance that the Company will be able to obtain additional waivers or amendments. If the Company cannot obtain additional waivers or amendments, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause the Company to file bankruptcy.

The Company has made it a priority to repay its outstanding borrowings with Wachovia and has been selling its mortgage assets to generate cash to repay these borrowings. The Company’s plan is to continue to use available cash inflows in excess of its immediate operating needs, including debt service payments, to repay all of Wachovia’s outstanding borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. As of November 13, 2007, the Company had $83.9 million of short-term borrowings outstanding with Wachovia and still owed approximately $11.8 million in commitment fees. The cash flows which the Company will use to repay Wachovia will most likely be generated from the following sources:

•	Remaining proceeds from the sale of mortgage servicing rights;

•	Sale or liquidation of nonperforming assets; and

•	Monthly cash proceeds from its portfolio of mortgage securities.

While the Company believes that it can successfully repay Wachovia in a manner that is to Wachovia’s satisfaction, there can be no assurance the Company will be able to generate the cash flows needed to meet Wachovia’s repayment expectations. During and after this period of repayment, any new advances or availability provided to the Company will be at Wachovia’s sole discretion and there can be no assurance of any future advances or availability under the Wachovia facilities. As a result, any unforeseen adverse liquidity events could cause the Company to exhaust its cash balances and may result in the Company filing bankruptcy. Additionally, if the Company were unable to repay Wachovia to their satisfaction, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause the Company to file bankruptcy.

Other Significant Cash and Availability Events. As a result of the 2007 subprime environment, the Company used up significant cash reserves during the nine months ended September 30, 2007. The Company’s cash balances declined by approximately $99.0 million during the nine months ended September 30, 2007 primarily due to the following events:

During the nine months ended September 30, 2007, poor credit performance of subprime loans and wider bond spreads on mortgage-backed securities caused a significant decline in the fair value of the Company’s mortgage securities as well as its mortgage loans held-for-sale. Consequently, during the nine and three months ended September 30, 2007, the Company was subject to cash margin calls of approximately $138.0 million and $57.7 million, respectively, on the Company’s mortgage securities and mortgage loans held-for-sale. The Company could continue to be subject to additional margin calls if the value of its mortgage assets declines further. In October 2007, the Company was subject to an additional $26.5 million margin call on its mortgage loans and securities by Wachovia. The Company satisfied the margin call by using its availability under the Mortgage Servicing Rights and Residual Securities facilities. There is no assurance that if the Company is subject to additional margin calls that it will be able to satisfy them. If the Company is unable to satisfy them it may be forced to file bankruptcy.

The Company had invested approximately $68.8 million and $40.4 million of cash in its mortgage loans held-for-sale on its balance sheet as of September 30, 2007 and December 31, 2006, respectively, which consists of the difference between the current principal on the loans and the lending value assigned to the loans by the Company’s lenders. Also contributing to this investment of cash is the fact that the Company is financing a larger balance of delinquent mortgage loans which have a lower lending value and consequently require a larger cash investment by the Company because the amount the Company can borrow against these assets is very low.

The Company also had significant cash outlays in 2007 to repurchase loans sold to third parties during 2006. When whole pools of mortgage loans are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. The cash the Company must have on hand to repurchase these loans is much higher than the principal amount of the loan as the Company generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Typically, repurchased loans have subsequently been financed on the Company’s warehouse repurchase agreements if eligible and then liquidated or sold. The Company paid $104.3 million in cash during the nine months ended September 30, 2007 to repurchase loans sold to third parties. Significant capital is tied up in these assets as the lending values assigned to these assets is usually much lower than newly originated loans and some may not be eligible for financing. There can be no assurance that the Company will have cash or financing available for further loan repurchases.

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

During the first and second quarter of 2007, the Company closed two loan securitizations. The net cash inflow from these transactions was $24.4 million. Generally, the Company’s securitizations are a net positive cash flow event due to the financing it receives on the residual security it retains. The Company did not close any loan securitizations during the third quarter of 2007.

Other Strategic Liquidity Initiatives. As a result of the decrease in liquidity, the Company completed several strategic initiatives to attempt to ensure adequate liquidity levels for its business operations which included:

To help reduce margin call risk and as a result of the value of the Compay’s mortgage loans held-for-sale continuing to dramatically decline in the third quarter, the Company entered into a Mortgage Loan Purchase Agreement (the “MLPA”) with Wachovia to sell substantially all of its mortgage loans held-for-sale which are not and, have never been, delinquent for a price of 92% of par with a 50 basis point holdback for potential early payment defaults. As of September 30, 2007 and November 13, 2007, the Company had

sold approximately $300.5 million and $664.8 million, respectively, of its mortgage loans held-for-sale. Because the amount borrowed against these assets was greater than the amount the Company received upon the sale of these assets, the $300.5 million sale in September 2007 resulted in a decrease of cash of approximately $5.0 million. The negative cash impact for sales which settled in the fourth quarter was minimal as the loans were being financed at approximately 92.70% of par. The Company does not expect any further transactions under the MLPA. See Note 16 for discussion of the accounting treatment of loans sold to Wachovia which are subject to this agreement.

In addition to sales under the Wachovia MLPA, the Company is actively pursuing the sale to other third party investors of all of its mortgage loans held-for-sale that did not meet the eligibility criteria for sale under the Wachovia MLPA. Most of the Company’s remaining mortgage loans held-for-sale are non-performing. Yet, a portion of these loans do have mortgage insurance. Sale proceeds must be used to repay the amount of any financing outstanding with respect to these loans. To the extent that proceeds are insufficient to repay such financing, these additional loan sales will have a negative impact on the Company’s cash position. On November 2, 2007, the Company closed the sale of a pool of nonperforming assets with a principal balance of $62.0 million for $26.2 million in cash of which $25.1 went to Wachovia to pay down borrowings against those assets.

In the second quarter, the Company closed a $100 million financing facility to provide financing for certain residual securities and mortgage servicing rights. In addition, the Company closed a $1.9 billion comprehensive financing facility with Wachovia in May 2007 for the financing of substantially all of its mortgage assets. Upon the closing of the comprehensive facility, the Company transferred all borrowings with its other lenders to Wachovia during the second quarter of 2007 except for borrowings under the Company’s servicing advance facility with Deutsche Bank, which was fully repaid upon the sale of the Company’s mortgage servicing rights on November 1, 2007. The Company is currently not in compliance with the net worth covenant under the Wachovia facilities but has obtained a waiver of this non-compliance. Going forward, the Company will continue to use all available cash inflows in excess of its immediate operating needs to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. See “Wachovia Short-Term Borrowings Repayment” for further discussion.

On July 16, 2007, the Company entered into a Securities Purchase Agreement for the issuance of $48.8 million of convertible preferred stock to certain private investors to enhance its liquidity position. See Note 11 for further discussion of this transaction.

See discussion below under “Industry Overview, Significant Events and Material Trends” for other events affecting the Company’s liquidity.

Industry Overview, Significant Events and Material Trends

Described below are some of the marketplace conditions, significant events and known material trends and uncertainties that may impact the Company’s future results of operations as the Company moves into the fourth quarter of 2007.

Conditions in the secondary markets, which dramatically worsened during the third quarter, continue to be depressed as investor concerns over subprime asset quality and a weakening of the United States housing market remain high. As a result, the capital markets remain very volatile and illiquid and, have effectively been unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company’s inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact investor’s willingness to purchase bonds backed by subprime loans and whole pools of mortgage loans, the profit margins of mortgage originations, and the amounts lenders are willing to finance on mortgage loans pending their sale or securitization. Until bond spreads and credit performance return to more rational levels, it will be impossible for the Company to execute securitizations and loan sales at favorable prices. As a result, in the third quarter the Company has been forced to further alter its business strategies and operations in response to the market conditions. The Company implemented the Third Quarter Exit Plans and discontinued its wholesale and correspondent loan origination activities and significantly reduced its retail operations. Implementation of the Third Quarter Exit Plans began during the third quarter of 2007 and subject to completion of the necessary legal notices and requirements will conclude during the fourth quarter of 2007. The Company maintained four of its retail branches and has refocused the retail channel business model from originator to broker and is brokering loans for other lenders. The Company does not intend to re-enter mortgage banking until the economics become more favorable.

On September 4, 2007 the Company announced that it did not intend to proceed with its previously announced offering of rights to purchase $101,175,000 in shares of its 9.00% Series D-2 Mandatory Convertible Preferred Stock. The Series D-2 Preferred Stock was to be convertible into shares of the Company’s common stock at an initial common stock conversion price of $28.00 per share. NovaStar had agreed to conduct the rights offering in connection with its sale of $48.8 million of its 9.00% Series D-1 Preferred Stock to affiliates of MassMutual Capital Partners LLC (“MassMutual”) and funds managed by Jefferies Capital Partners IV LLC (“Jefferies”). In connection with that purchase, MassMutual and Jefferies entered into a standby purchase agreement with the

Company, in which MassMutual and Jefferies committed, subject to certain conditions, to purchase any shares of Series D-2 Preferred Stock not subscribed for in the rights offering. The Company canceled plans for the rights offering because there were certain conditions that management believed the Company would not be able to satisfy in the current environment in connection with a requirement to file a registration statement relating to the rights offering with the Securities and Exchange Commission no later than August 30, 2007, including reissuing its 2006 financial statements. The following events occurred during the third quarter of 2007 and were significant contributors to the Company’s inability to meet the registration statement filing requirements: 1) Moody’s Investor Services downgrading the Company’s servicer quality rating, 2) concerns about the Company’s ability to remain in compliance with covenants contained in its financing arrangements, 3) the denial of the motions for a judgment notwithstanding the verdict and a new trial in the California case mentioned below, 4) the continued deterioration in the subprime industry and the secondary markets, and 5) the Company’s decision to suspend it’s wholesale originations and curtail its retail originations to preserve liquidity.

The Company announced that it will not be able to pay a dividend on its common stock with respect to its 2006 taxable income, and as a result the Company’s status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of the Company’s REIT status results in it becoming taxable as a C corporation for 2006 and subsequent years. Tax treatment of a C corporation is materially different from tax treatment as a REIT and thus the tax characterization of the Company’s transactions and calculations of its taxable income are different than how they have previously been reported to investors and the IRS. Because the Company became taxable as a C corporation retroactive to January 1, 2006, it reported taxable income in 2006 of approximately $212 million which resulted in a tax liability of approximately $74 million. After applying payments and credits, the Company reported an amount owed to the IRS of approximately $67 million. The Company applied for and received an extension of time to pay its income taxes due to the Company’s expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow the Company to eliminate all of its taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. The Company will, however, be required to pay interest and any penalties that apply on the balance due to the IRS in 2008. If the IRS were to reverse its decision and require the Company to pay the 2006 tax liability, it would have a material adverse effect on the Company’s financial condition and liquidity and ability to continue as a going concern.

On October 17, 2007, the Company announced that NYSE Regulation, Inc. (“NYSE Regulation”) issued a press release, announcing the NYSE Regulation’s determination that the Company’s common stock (ticker symbol: NFI) and its 8.90% Series C Cumulative Redeemable Preferred Stock (ticker symbol: NFI PR C) no longer met applicable listing standards for continued listing on the New York Stock Exchange. In its press release, NYSE Regulation stated that the Company’s September 17, 2007 announcement that it would not declare a dividend related to its 2006 taxable income causing termination of the Company’s REIT status retroactive to January 1, 2006 required NYSE Regulation to promptly initiate suspension and delisting procedures unless the resultant non-REIT entity qualifies for original listing as a corporation. NYSE Regulation asserted that the Company did not meet the required original listing standards. The Company has requested a review of this determination and is currently exploring alternative arrangements for the listing or quoting of its common stock and 8.90% Series C Cumulative Redeemable Preferred Stock. The Company believes there is a high likelihood that its securities will be delisted from the NYSE following this review. Although the Company is exploring alternative arrangements for the listing or quoting of its common and preferred stock, trading is likely to take place on the OTC Bulletin Board.

In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising under a California statute permitting lawsuits by a competitor. Plaintiff amended its complaint subsequently to allege also that Defendants engaged in unfair competition under a different California statute and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. One of the other defendants has filed a bankruptcy petition. NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007. NHMI is currently appealing the decision. There can be no assurances that the appeal will be successful. NHMI has a negative net worth and no ability to pay the judgment and as a result management believes that it is unlikely the judgment will ever be paid by NHMI. The Company does not believe that the plaintiff has a valid legal basis to hold NFI or its subsidiaries other than NHMI responsible for the judgment. But should the plaintiff be successful at any such attempt, NFI may be forced to consider bankruptcy. In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.2 million as of September 30, 2007 with a corresponding charge to earnings. The $47.2 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of NFI, the $47.2 million liability is included in the consolidated financial statements of NFI. The liability is included in “Liabilities of discontinued operations” line of the condensed consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

As a result of the termination of its REIT status and current financial condition, the Company does not intend to pay any dividends on its common stock for the foreseeable future. Also, recently the Company’s board of directors determined to suspend the next scheduled dividend payment on its Series C and Series D-1 Preferred Stock. As a result, dividends on the Series C and D-1 preferred stock will continue to accrue and the dividend rate on the Company’s Series D-1 preferred stock will increase from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. If and when paid, all payments with respect to the Company’s preferred stock will negatively affect its liquidity.

The Company’s plan for the future will focus on minimizing losses and preserving liquidity with its remaining operations which consist of the mortgage portfolio management and retail broker businesses. Additionally, the Company will focus on paying down its outstanding borrowings with Wachovia and reducing operating costs. The Company’s residual and subordinated mortgage securities are currently its only source of significant positive cash flows. Based on its current projections, the cash flows from the Company’s mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. The Company’s recently commenced retail mortgage loan brokerage operations do not currently generate positive cash flows. In addition, the Company has significant operating expenses associated with office leases, software contracts, and other obligations relating to the Company’s discontinued operations, as well as payment obligations with respect to secured and unsecured debt including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. The Company’s repayment plan is to use available cash inflows in excess of its immediate operating needs, including debt servicing payments, to repay its secured debt with Wachovia. If, as the cash flows from mortgage securities decrease, the Company is unable to expand its mortgage brokerage business or recommence its mortgage loan origination business on a profitable basis, and restructure its unsecured debt and contractual obligations or if the cash flows from the Company’s mortgage securities are less than currently anticipated, there can be no assurance that the Company will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

Additionally, as the Company reorganizes its operations in a manner which aligns its costs to support its profitability and cash flow objectives, the Company may enter into additional workforce reductions which could include the departure of executive officers as well as other key management personnel.

Note 2. New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125” to eliminate the prohibition on a Qualifying Special Purpose Entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140 (“SFAS 156”). This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007 and elected to continue using the amortization method for measuring its servicing assets.

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of accumulated deficit on January 1, 2007 and resulted in an increase to the Company’s accumulated deficit of $1.1 million.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. The Company adopted the provisions of SFAS 157 on January 1, 2007. See Note 8 and Note 16 which describe the impact of the adoption of SFAS 157 on the Company’s condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. The Company adopted SAB 108 on January 1, 2007 and has deemed the impact immaterial on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. The Company adopted the provisions of SFAS 159 on January 1, 2007. See Note 8 which describes the impact of the adoption of SFAS 159 on the Company’s condensed consolidated financial statements.

On July 24, 2007, the FASB released proposed Staff Position (FSP) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under FASB Statement 140, “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The proposed FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the proposed FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the proposed FSP effective as soon as practicable. This FSP would be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is not permitted.

During the first quarter of 2006, the Company purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of September 30, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on the Company’s condensed consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset-backed bond financing. Additionally, the Company is still evaluating FSP 140-d but believes there would be no material change to its financial statements based on this current proposal issued by the FASB.

Note 3. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Mortgage loans – held-in-portfolio:
Outstanding principal	$3,236,022	$2,101,768
Net unamortized deferred origination costs	26,859	37,219

Amortized cost	3,262,881	2,138,987
Allowance for credit losses	(175,208)	(22,452)

Mortgage loans – held-in-portfolio	$3,087,673	$2,116,535

Weighted average coupon	8.61%	8.35%

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the nine and three months ended September 30, 2007 and 2006, respectively (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$22,452	$699	$100,096	$9,899
Provision for credit losses	192,326	19,876	99,159	10,286
Charge-offs	(42,362)	(3,288)	(25,838)	(2,785)
Recoveries	2,792	367	1,791	254

Balance, end of period	$175,208	$17,654	$175,208	$17,654

Note 4. Mortgage Securities – Available-for-Sale

As of September 30, 2007, mortgage securities – available-for-sale consist entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company. As of December 31, 2006 mortgage securities – available-for-sale contained residual securities as well as subordinated securities issued by securitization trusts sponsored by the Company. In previous years, the Company’s policy was to designate its residual securities as available-for-sale but as a result of the Company’s adoption of SFAS 155 on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement, the Company has designated the NMFT Series 2007-2 residual security as trading. As a result, the NMFT Series 2007-2 residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Subordinated securities consist of rated bonds which are lower than other rated bonds on the capital structure. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices. The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of September 30, 2007	$82,768	$3,516	$—	$86,284	24.76%
As of December 31, 2006	310,760	39,683	(1,131)	349,312	41.84

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the nine months ended September 30, 2007 and 2006, management concluded that the decline in value on certain securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $72.2 million and $46.2 million during the nine and three months ended September 30, 2007, respectively, as compared to $13.2 million and $6.8 million during the same periods of 2006.

As of December 31, 2006, the Company had two subordinated available-for-sale securities with unrealized losses and fair values aggregating $46.7 million that were not deemed to be other-than-temporarily impaired. In accordance with the Company’s adoption of SFAS 159, these securities were transferred from “available-for-sale” to the “trading” classification on January 1, 2007 and the related unrealized losses of $1.1 million representing the cumulative effect adjustment were reclassified from accumulated other comprehensive income to accumulated deficit. As of September 30, 2007, the Company had no available-for-sale securities with unrealized losses and had no subordinated securities within its mortgage securities – available-for-sale.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of September 30, 2007 to mature in one to five years.

As of September 30, 2007 and December 31, 2006 the Company had pledged all of its mortgage securities – available-for-sale as collateral for financing purposes.

Note 5. Mortgage Securities – Trading

As of September 30, 2007 and December 31, 2006, mortgage securities – trading consisted of residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted market prices. Refer to Note 8 for a description of the valuation methods as of September 30, 2007 and December 31, 2006. The following table summarizes the Company’s mortgage securities – trading as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of September 30, 2007
Subordinated securities pledged to CDO	$332,489	$311,918	$135,875
Other subordinated securities	102,625	90,435	39,216
Residual securities	N/A	47,653	41,747

Total	$435,114	$450,006	$216,838	13.14%

As of December 31, 2006	$365,898	$332,045	$329,361	11.03%

(A)	Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $237.9 million and $148.2 million for the nine and three months ended September 30, 2007, respectively as compared to net trading gains (losses) of $2.9 million and $(1.4) million for the same periods of 2006. These net trading (losses) gains are included in the “Fair value adjustments” line on the Company’s condensed consolidated statements of operations.

As discussed in Note 4, on January 1, 2007 the Company transferred two securities with an aggregate fair value of $46.7 million from “available-for-sale” to the “trading” classification in accordance with the adoption of SFAS 159. The unrealized losses related to these securities of $1.1 million were reclassified from other comprehensive income to accumulated deficit on the condensed consolidated balance sheet as a cumulative effect adjustment.

During the nine months ended September 30, 2007, the Company purchased four subordinated bonds with a fair value at the date of purchase of $22.0 million to include in NovaStar ABS CDO I.

The Company sold three subordinated bonds to a third party during the nine months ended September 30, 2007 with a fair value of $7.2 million. The Company realized losses on the sales of these securities of $3.1 million during the nine months ended September 30, 2007, which is included in the fair value adjustments line on the Company’s condensed consolidated statements of operations. The Company did not sell any subordinated bonds during the three months ended September 30, 2007.

As of September 30, 2007 and December 31, 2006, the Company had pledged all of its trading securities as collateral for financing purposes.

Note 6. Collateralized Debt Obligation Issuance

In the first quarter of 2007 the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under SFAS 140. This securitization did not meet the qualifying special purpose entity criteria under SFAS 140. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. The Company records interest income on the securities and interest expense on the bonds issued in the securitization over the life of the related securities and bonds.

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

Note 7. Mortgage Servicing Rights

The Company records mortgage servicing rights (“MSR’s”) arising from the transfer of loans to the securitization trusts structured as sales.

As discussed in Note 1, the Company entered into a Servicing Rights Transfer Agreement for the sale to Saxon of all of the Company’s mortgage servicing rights and servicing advances relating to its securitizations. The transaction closed on November 1, 2007. The mortgage servicing rights sold for $95.0 million which includes $22.8 million for mortgage servicing rights related to the securitizations structured as financings where no mortgage servicing rights have been recorded by the Company.

The following table summarizes the carrying value of mortgage servicing rights and the activity during the nine and three months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$62,830	$57,122	$55,099	$54,097
Amount capitalized in connection with transfer of loans to securitization trusts	9,766	26,957	—	14,561
Amortization	(23,336)	(23,469)	(6,061)	(8,048)
Transfer of cost basis to mortgage loans held-for-sale due to securitization calls	—	(127)	—	(127)
Reductions to the valuation allowance	—	—	222	—

Balance, end of period	$49,260	$60,483	$49,260	$60,483

The following table summarizes the activity to the valuation allowance for impairment of MSR’s for the nine and three months ended September 30, 2007 (dollars in thousands):

	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2007
Balance, beginning of period	$—	$222
Provision for impairments	1,021	—
Reversal of temporary impairments	(1,021)	(222)

Balance, end of period	$—	$—

The estimated fair value of the MSR’s aggregated $74.1 million and $74.2 million at September 30, 2007 and December 31, 2006, respectively. The fair value at September 30, 2007 was based on the sales price of the MSR Transfer Agreement which closed on November 1, 2007. The fair value at December 31, 2006 was estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of December 31, 2006 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 3.2% and an annual prepayment rate of 47%.

At September 30, 2007 and December 31, 2007, the Company had no MSR stratifications which were impaired. The Company recorded a reversal of temporary impairments of $0.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the Company had fully reversed the provision for impairment it had recorded during the period and did not maintain any valuation allowance as of September 30, 2007.

The Company receives annual servicing fees approximating 0.50% of the outstanding balance. Servicing fees received from the securitization trusts were $42.4 million and $12.8 million for the nine and three months ended September 30, 2007, respectively, as compared to $44.5 million and $14.7 million for the same periods of 2006. These amounts are included in the “Fee income” line item on the condensed consolidated statements of operations.

The Company holds, as custodian, principal and interest collected from borrowers on behalf of the securitization trusts, as well as funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company and are held in trust. The Company held, as custodian, $184.8 million and $545.2 million at September 30, 2007 and December 31, 2006, respectively.

Note 8. Fair Value Accounting

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

The Company recognized a cumulative-effect adjustment resulting from the Company’s change in policies to measure fair value of trading securities upon adoption of SFAS 157. Specifically, the Company began using quoted market prices which constitute the Company’s highest and best execution for its trading securities as compared to the midpoint of mid-market pricing which was used at December 31, 2006.

Detailed below are the December 31, 2006 carrying values prior to adoption, the transition adjustments booked to opening accumulated deficit and the fair values (that is, the carrying values at January 1, 2007 after adoption) for the trading securities the Company held at January 1, 2007 (dollars in thousands):

Description	December 31, 2006 (Carrying value prior to adoption)	Cumulative-effect Adjustment to January 1, 2007 Accumulated Deficit	January 1, 2007 (Carrying value after adoption)
Mortgage securities – trading	$329,361	$5,430	$334,791

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 9/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities -trading	$216,838	$—	$175,091	$41,747
Mortgage securities – available-for-sale	86,284	—	—	86,284
Mortgage loans subject to removal of accounts provision	145,481			145,481
Derivative instruments, net	355	—	355	—

Total Assets	$448,958	$—	$175,446	$273,512

Liabilities
Asset-backed bonds secured by mortgage securities	$151,805	$—	$151,805	$—

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to September 30, 2007 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$—	$—	$—
Increases (decreases) to mortgage securities-trading:
New securities retained in securitizations	56,387	226	56,613
Accretion of income	3,102	—	3,102
Proceeds from paydowns of securities	(11,836)	—	(11,836)
Mark-to-market value adjustment	—	(6,132)	(6,132)

Net increase (decrease) to mortgage securities	47,653	(5,906)	41,747

As of September 30, 2007	$47,653	$(5,906)	$41,747

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to September 30, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	44,133	—	44,133
Proceeds from paydowns of securities (A) (B)	(152,102)	—	(152,102)
Impairment on mortgage securities – available-for-sale	(72,209)	72,209	—
Mark-to-market value adjustment	—	(108,376)	(108,376)

Net decrease to mortgage securities	(227,992)	(35,036)	(263,028)

As of September 30, 2007	$82,768	$3,516	$86,284

(A)	Cash received on mortgage securities with no cost basis was $3.4 million for the nine months ended September 30, 2007.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s condensed consolidated balance sheets. As of September 30, 2007 and December 31, 2006 the Company had receivables from securitization trusts of $16.3 million and $21.2 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis. Also the Company had receivables from securitization trusts of $49,000 and $0.7 million related to mortgage securities with a zero cost basis as of September 30, 2007 and December 31, 2006, respectively.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of September 30, 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 9/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$60,214	$—	$—	$60,214

At the time a mortgage loan held-in-portfolio becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-in-portfolio, any valuation adjustments at the time the loan becomes real estate owned is charged to the allowance for credit losses. Any subsequent valuation adjustments are recorded to earnings in the “(Losses) gains on sales of mortgage assets” line item of the Company’s condensed consolidated statements of operations. During the nine and three months ended September 30, 2007, the Company recorded losses of $0.2 million and $2,000, respectively, due to valuation adjustments in its condensed consolidated statements of operations.

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of September 30, 2007 (dollars in thousands):

			Fair Value Adjustments Included In Current Period Earnings
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Statement of Operations Line Item Impacted	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2007
Mortgage securities – trading	Recurring	Fair value adjustments	$(237,919)	$(148,179)
Mortgage securities – available-for-sale	Recurring	Impairment on mortgage securities – available-for-sale	(72,209)	(46,216)
Derivative instruments, net	Recurring	Losses on derivative instruments	(5,775)	(10,778)
Asset-backed bonds secured by mortgage securities	Recurring	Fair value adjustments	179,695	116,187
Mortgage servicing rights	Nonrecurring	Fee income	—	222
Real estate owned	Nonrecurring	(Losses) gains on sales of mortgage assets	(215)	(2)

Total fair value losses			$(136,423)	$(88,766)

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. Fair value for the subordinated securities classified as trading is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the inactive and illiquid nature of the market for these securities. The Company recorded a cumulative-effect adjustment to its accumulated deficit of $5.4 million which represented a gain on its mortgage securities—trading as part of the adoption of FAS 157 on January 1, 2007. This cumulative-effect adjustment resulted from the Company’s change in policies to use quoted market prices which constitute the Company’s highest and best execution as compared to the midpoint of mid-market pricing at December 31, 2006.

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

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of September 30, 2007. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses two methodologies for determining the initial value of its residual securities 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retains in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjusts the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

Asset-backed bonds secured by mortgage securities. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities—trading. Fair value is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the inactive and illiquid nature of the market.

Mortgage servicing rights. As of September 30, 2007, the Company has estimated fair value based on the sales price of the MSR Transfer Agreement which closed on November 1, 2007. Prior to September 30, 2007, the Company estimated the fair value of its mortgage servicing rights based on a discounted cash flow methodology incorporating numerous assumptions including servicing income, servicing costs, market discount rates and prepayment speeds.

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets.

Mortgage loans subject to removal of accounts provision/Due to trusts. The removal of accounts provision and due to trusts line items are carried at fair value and consist of loans in securitization trusts which are between 90 and 119 days past due. As of September 30, 2007 the removal of accounts provision had a fair value of $145.5 million. The offsetting liability of $145.5 million is reflected in the “Due to securitization trusts” line on the condensed consolidated balance sheet as of September 30, 2007. The Company estimates fair value of the mortgage loans at their liquidation value less selling costs using management’s assumptions which include frequencies and severities. The frequencies and severities are based on historical performance data for similar assets. The carrying amount of the removal of accounts provision asset and the due to trusts liability will always be equal and offsetting. Therefore, there is never a net income effect on the Company’s condensed consolidated statements of operations for these line items.

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

On January 1, 2007, the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities—trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities” line item on the condensed consolidated balance sheets. The Company recognized a fair value adjustment of $179.7 million and $116.2 million for the nine and three months ended September 30, 2007, respectively, which is included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

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

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the impact of electing the fair value option for the nine months ended September 30, 2007 (dollars in thousands):

Description	Unpaid Principal Balance as of September 30, 2007	Gain Recognized	Balance at Fair Value
Asset-backed bonds secured by mortgage securities	$331,500	$179,695	$151,805

The $179.7 million gain was recorded directly to the “Fair value adjustments” line item within the condensed consolidated statements of operations as this CDO closed in the first quarter of 2007. Therefore, there was no cumulative-effect adjustment to retained earnings related to this transaction. Substantially all of the $179.7 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the nine months ended September 30, 2007.

In accordance with SFAS 159, debt issuance costs are current period expenses and are not amortized over the life of the debt on a level-yield basis. The $4.7 million in expenses the Company incurred as part of the issuance of NovaStar ABS CDO I were included in the “Professional and outside services” line item on the condensed consolidated statements of operations for the nine months ended September 30, 2007.

Note 9. Commitments and Contingencies

Commitments. At September 30, 2007, the Company had outstanding commitments to sell loans of approximately $365 million. The Company had no commitments to originate or purchase loans at September 30, 2007. At December 31, 2006, the Company had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. The Company had no outstanding commitments to sell loans at December 31, 2006. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon.

In the ordinary course of business, the Company sells whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company maintained a $3.2 million reserve related to these guarantees as of September 30, 2007 compared to a $24.8 million reserve as of December 31, 2006. During the nine months ended September 30, 2007, the Company sold $244.1 million of loans at par with recourse for borrower defaults compared to $1.5 billion for the same period of 2006. During the nine months ended September 30, 2007, the Company paid $104.3 million in cash to repurchase loans sold to third parties compared to $15.9 million for the same period of 2006.

In the ordinary course of business, the Company has sold loans to securitization trusts and guaranteed losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of September 30, 2007 and December 31, 2006, the Company had loans sold with recourse with an outstanding principal balance of $13.8 billion and $14.7 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

Contingencies. In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising under a California statute permitting lawsuits by a competitor. Plaintiff amended its complaint subsequently to allege also that Defendants engaged in unfair competition under a different California statute and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. One of the other defendants has filed a bankruptcy petition. NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007. NHMI is currently appealing the decision. There can be no assurances that the appeal will be successful. NHMI has a negative net worth and no ability to pay the judgment and as a result management believes that it is unlikely the judgment will ever be paid by NHMI. The Company does not believe that the plaintiff has a valid legal basis to hold NFI or its subsidiaries other than NHMI responsible for the judgment. But should the plaintiff be successful at any such attempt, NFI may be forced to consider bankruptcy. In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.2 million as of September 30, 2007 with a corresponding charge to earnings. The $47.2 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of NFI, the $47.2 million liability is included in the consolidated financial statements of NFI. The liability is included in “Liabilities of discontinued operations” line of the condensed consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The Company believes that these claims are without merit and continues to vigorously defend against them.

In the wake of the securities class action, the Company was named as a nominal defendant in several derivative actions brought against certain of the Company’s officers and directors in Missouri and Maryland. The complaints in these actions generally claimed that the defendants were liable to the Company for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The parties reached a settlement of the derivative actions under which the Company agreed to adopt certain corporate governance measures and the Company’s insurance carrier paid attorney’s fees to plaintiffs’ counsel. The settlement agreement was subject to court approval, which was granted on September 19, 2007 and has become final.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement. On June 22, 2007, the parties signed a settlement agreement that provides for a claims-made settlement class. On September 18, 2007, the U.S. District Court for the Southern District of Georgia in Savannah, Georgia, entered an order giving final approval to the settlement. The number of valid claims by class members has only partially been determined. Since not all class members will elect to be part of the settlement, the Company estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS 5, “Accounting for Contingencies” (“SFAS 5”), the Company recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Liabilities of discontinued operations” on the Company’s consolidated balance sheet. The Company had paid $3.2 million for claims and attorney’s fees as of September 30, 2007. Based on the estimated remaining claims to be paid at September 30, 2007, the Company believes no adjustment is needed to the remaining $0.7 million reserve.

In December 2005, a putative class action was filed against NovaStar Mortgage, Inc. (“NMI”) in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs alleged that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs sought excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. For business reasons, NMI entered into a settlement agreement with the plaintiffs on June 21, 2007. The agreement calls for NMI to pay class members $3.3 million and to pay $1.8 million in attorneys’ fees. On September 28, 2007, the district court entered an order giving final approval to the settlement. The Company paid the $5.1 million settlement on November 5, 2007. The $5.1 million charge is included in the “Professional and outside services” line of the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2007.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against the Company in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that the Company maintains corporate policies of not making loans on Indian reservations, or dwellings used for adult foster care or on rowhouses in Baltimore, Maryland in violation of the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, the Company responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. That motion is pending resolution by the court. The Company believes that these claims are without merit and will vigorously defend against them.

Since February 2007, a number of substantially similar putative class actions have been filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. The Company believes that these claims are without merit and will vigorously defend against them.

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against the Company and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants have filed a motion to dismiss the action. The Company believes that these claims are without merit and will vigorously defend against them.

A single plaintiff filed a putative nationwide class action against NovaStar Mortgage in the United States District Court for the Western District of Tennessee. The complaint asserts claims under 42 U.S.C. Sections 1981 and 1982; the Fair Housing Act, 42 U.S.C. Sections 3601-3619; and the Equal Credit Opportunity Act, 15 U.S.C. Sections 1691-1691f. Plaintiff alleges that NovaStar Mortgage paid higher yield spread premiums to brokers for loans made to minorities as compared to loans made to white borrowers. The lawsuit seeks injunctive relief and damages, including punitive damages. The Company believes that these claims are without merit and will vigorously defend against them.

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

In addition, the Company has received requests or subpoenas for information from various Federal and State regulators or law enforcement officials, including, without limitation, the Federal Trade Commission, the Securities & Exchange Commission, Department of Housing and Urban Development, the United States Department of Justice, the New York Attorney General and the Department of Labor.

While management currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on the Company’s financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any one of them, there exists the possibility of a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Note 10. Short-term Borrowings

Wachovia Financing Facilities

Wachovia Short-Term Borrowings Repayment. As of September 30, 2007, the Company was out of compliance with the net worth covenant in its repurchase agreements with Wachovia but has obtained a waiver to be in compliance. The waiver expires on November 30, 2007. The Company expects to be out of compliance with the net worth covenant subsequent to November 30, 2007 and there can be no assurance that the Company will be able to obtain additional waivers or amendments. If the Company cannot obtain additional waivers or amendments, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause the Company to file bankruptcy.

The Company has made it a priority to repay its outstanding borrowings with Wachovia and has been selling its mortgage assets to generate cash to repay these borrowings. The Company’s plan is to continue to use available cash inflows in excess of its immediate operating needs, including debt service payments, to repay all of Wachovia’s outstanding borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. As of November 13, 2007, the Company had $83.9 million of short-term borrowings outstanding with Wachovia and still owed approximately $11.8 million in commitment fees. The cash flows which the Company will use to repay Wachovia will most likely be generated from the following sources:

•	Remaining proceeds from the sale of mortgage servicing rights;

•	Sale or liquidation of nonperforming assets; and

•	Monthly cash proceeds from its portfolio of mortgage securities.

While the Company believes that it can successfully repay Wachovia in a manner that is to Wachovia’s satisfaction, there can be no assurance the Company will be able to generate the cash flows needed to meet Wachovia’s repayment expectations. During and after this period of repayment, any new advances or availability provided to the Company will be at Wachovia’s sole discretion and there can be no assurance of any future advances or availability under the Wachovia facilities. As a result, any unforeseen adverse liquidity events could cause the Company to exhaust its cash balances and may result in the Company filing bankruptcy. Additionally, if the Company were unable to repay Wachovia to their satisfaction, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause the Company to file bankruptcy.

$100 Million Repurchase Facility. As a result of the significant decline in the Company’s liquidity position, in April 2007, the Company executed the Residual Securities Facility with Wachovia providing for the financing of certain of the Company’s existing residual securities and the Company also executed the Servicing Rights Facility with Wachovia, providing for the financing of certain mortgage servicing rights. The Servicing Rights Facility was terminated as a result of the satisfaction of obligations thereunder upon the closing of the sale of the Company’s mortgage servicing rights on November 1, 2007. Any future advances or availability under the Residual Securities Facility are at the sole discretion of Wachovia.

The maximum amount that may be outstanding at any time under the Residual Securities Facility is $40 million. The advance rate under the Residual Securities Facility is up to 60% of the fair value of the assets securing the facility, as determined from time to time by Wachovia. The interest rate under the Residual Securities Facility is LIBOR plus 3.5%. The facility carries a term of 364 days, subject to automatic renewal for another 364 days unless Wachovia gives at least 120 days notice of its intention to terminate the facility on the maturity date. Upon a change of control, Wachovia has the right to terminate the facility and require the payment of a termination fee. The Residual Securities Facility has substantially the same representations, warranties and covenants as those contained in the comprehensive facility described below.

$1.9 Billion Comprehensive Financing Facility. In May 2007, the Company executed a $1.9 billion comprehensive financing facility arranged by Wachovia. The facility expanded and replaced the whole-loan and securities repurchase agreements previously existing between Wachovia and the Company, other than the Servicing Rights Facility and the Residual Securities Facility. Any future availability or advances are at the sole discretion of Wachovia.

The $1.9 billion facility consists of the following separate agreements (collectively, the “Agreements”): (1) a Whole Loan Master Repurchase Agreement; (2) a Securities Master Repurchase Agreement (Investment Grade); and (3) a Securities Master Repurchase Agreement (Non Investment Grade). Pursuant to the terms of the Agreements, the aggregate purchase price under each individual Agreement will reduce availability under the other Agreements such that the maximum aggregate purchase price under all Agreements at any point in time will not exceed $1.9 billion. Financing capacity under the Agreements is in addition to the $40 million financing capacity under the Residual Securities Facility. However, as described above, advances under these facilities are at the sole discretion of Wachovia.

Under the Whole Loan Master Repurchase Agreement, the specific advance rate applicable to a particular asset depends on, among other matters, the type, age and performance of such asset and, in some cases, the Company’s level of liquidity. For recently originated mortgage loans under which there has been no delinquency in any of the first three monthly payments following origination, the advance rate under this Agreement is generally between 95% and 98% of the market value of such loan and such advances will bear interest at one-month LIBOR plus 1.80%. For other mortgage loans and real estate owned, the advance rate is generally between 65% to 95% of market value, but may be lower pending Wachovia’s review of a particular asset, and such advances bear interest at a rate ranging between one-month LIBOR plus 0.65% to one-month LIBOR plus 2%. In addition, advance rates for mortgage loans and real estate owned are subject to additional but similar limitations based upon the outstanding principal balance of the mortgage loan or the appraised value of the real estate owned and, in some cases, additional but similar limitations based upon the Company’s valuation of the asset, cost, or committed sale price.

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

The Agreements are cross-collateralized with each other and all other repurchase and similar financing facilities between the Company and Wachovia, including the Residual Securities Facility. The Company was required to pay Wachovia a structuring fee in connection with the Agreements and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by the Company or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

The Agreements require that the market value of the collateral posted under each facility exceed, by a specified amount, the funds borrowed under such facility. The market value of the collateral is determined by Wachovia from time to time in its sole discretion. If, in Wachovia’s opinion, the market value of the collateral that is then financed under the applicable facility decreases for any reason, the Company is required to repay the margin or difference in market value, or provide additional collateral.

The Agreements require that the adjusted consolidated tangible net worth of NFI exceed $150 million and that NFI maintain, on a consolidated basis, at least $30 million of liquidity. The Company was out of compliance with the tangible net worth covenant as of September 30, 2007 but has received a waiver through November 30, 2007. In addition, the Agreements prohibit NFI from paying any cash dividends on its capital stock without the consent of Wachovia, and dividends can be paid on the Company’s 8.90% Series C Cumulative Redeemable Preferred Stock and on the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II only if, after such payments, the Company continues to have at least $30 million of liquidity. The Agreements contain other customary affirmative and negative covenants applicable to the Company and its subsidiaries that are parties to the facilities (“NovaStar Parties”), including but not limited to covenants prohibiting fundamental changes in the nature of the business of the NovaStar Parties, prohibiting sales by any NovaStar Party of a material portion of its business or assets outside of the ordinary course of business, and prohibiting transactions between a NovaStar Party and any of its other affiliates that are not on arms-length terms.

The Agreements provide for customary events of default, including but not limited to the failure by the NovaStar Parties to make any payment due or to satisfy any margin call or to comply with any other material covenant (including financial covenants) under any of the facilities, representations or warranties made by the NovaStar Parties under the facilities proving to be materially incorrect, certain cross defaults involving other contracts to which any NovaStar Party is a party, an act of insolvency occurring with respect to NFI or certain of its subsidiaries, the failure by any NovaStar Party to satisfy certain final non-appealable monetary judgments, regulatory enforcement actions that materially curtail the conduct of business by the Company or certain of its subsidiaries, and the occurrence of a material adverse change in the business, performance, assets, operations or condition of NFI and its consolidated subsidiaries taken as a whole.

If an event of default exists under any of the Agreements, Wachovia has the right, in addition to other rights and remedies, to accelerate the repurchase and other obligations of the NovaStar Parties under all of the facilities, to cause all income generated by the related collateral to be applied to the accelerated obligations, to direct the servicer of the mortgage asset collateral to remit payments directly to Wachovia, to sell or retain the collateral to satisfy obligations owed to it, and to recover any deficiency from the Company and its affiliates. In addition, an event of default under any of the Wachovia facilities would permit Wachovia and its affiliates to set off any outstanding obligations of the Company or its affiliates against any collateral pledged by the Company or its affiliates to Wachovia or any of its affiliates under any of the Wachovia facilities or under any other agreement. Further, the NovaStar Parties would be liable to Wachovia for all reasonable legal fees or other expenses incurred in connection with the event of default, the cost of entering into replacement transactions and entering into or terminating hedge transactions in connection or as a result of the event of default, and any other losses, damages, costs or expenses arising or resulting from the occurrence of the event of default.

Amendments and Waivers Executed in the Third and Fourth Quarter of 2007. In September 2007, the Company and Wachovia entered into certain amendments to the Wachovia facilities. Under the amendments, (1) the adjusted tangible net worth to required equity ratio requirements were eliminated and the amount of adjusted consolidated tangible net worth that the Company is required to maintain was decreased from $517 million to $150 million; (2) the amendment of the Servicing Rights Facility changed the minimum required servicer rating to SQ4 (Moody’s), “Average” (S&P) and RPS4 (Fitch); (3) the amendments to the Servicing Rights Facility and Whole Loan Facility allow Wachovia at any time and for any reason the right to appoint a back-up servicer to service some or all of the securitization deals and loans currently serviced by the Company; and (4) effective September 7, 2007, the interest rate payable under the Whole Loan Facility for recently originated mortgage loans under which there has been no delinquency in any of the first three monthly payments following origination was increased from one-month LIBOR plus 0.65% to one-month LIBOR plus 1.80%.

When the Company serviced loans, it was required to advance certain principal and interest payments to the securitization trusts for which it acted as servicer for the securitized mortgage loans. As these amounts dramatically increased in September and October, the Company entered into certain amendments with Wachovia to provide additional short-term financing to meet the advance requirements under its securitization servicing agreements. The following amendments were entered into in September and October to meet these short-term liquidity needs:

•

On September 21, 2007, the maximum advance amount under the Servicing Rights Facility was temporarily increased to $100 million, and Wachovia advanced to the Company thereunder, on a short-term basis, funds against the pledge of the Company’s right to reimbursement for certain principal and interest advances made by the Company to certain securitization trusts in the Company’s capacity as servicer of the securitized mortgage loans, at an advance rate of 100%, as well as funds against the pledge of certain mortgage servicing rights, at the originally specified advance rate of 60%. The September 21st advance was required to be repaid (and was repaid) in full no later than October 18, 2007. The increase in the maximum advance amount under the Servicing Rights Facility expired on October 30, 2007, at which time the maximum advance amount under the Servicing Rights Facility reverted back to $70 million. The combined $100 million maximum advance amount under the Servicing Rights Facility and the Residual Securities Facility was not affected by the temporary increase under the Servicing Rights Facility or by the expiration of such increase.

•

On October 22, 2007, the maximum advance amount under the Servicing Rights Facility was temporarily increased to $115 million, the combined maximum advance amount under the Servicing Rights Facility and the Residual Securities Facility was temporarily increased to $120 million, and the Company drew funds under the Servicing Rights Facility, on a short-term basis, against the pledge of the Company’s right to reimbursement for certain principal and interest advances made by it to certain securitization trusts in the Company’s capacity as servicer of the underlying securitized mortgage loans. The October 22nd advance was repaid in full, and the Servicing Rights Facility was terminated as a result of the satisfaction of obligations thereunder in connection with the sale of the Company’s mortgage servicing rights on November 1, 2007.

On November 7, 2007, the Company and Wachovia entered into a waiver to the Wachovia facilities to waive the $150 million tangible net worth requirement which the Company must maintain. The waiver expires on November 30, 2007. The Company expects to be out of compliance with the net worth covenant subsequent to November 30, 2007 and there can be no assurance that the Company will be able to obtain additional waivers or amendments. If the Company cannot obtain additional waivers or amendments, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause the Company to file bankruptcy.

Deutsche Bank Financing Facilities

$80 Million Receivables Loan and Security Agreement (“Servicing Advance Facility”). On October 9, 2007, the Company and DB Structured Products, Inc. (“Deutsche Bank”) executed an amendment to the Servicing Advance Facility. Pursuant to the amendment, the Company pledged certain mortgage-backed securities to secure the borrowings. In addition, the amendment extended the Servicing Advance Facility termination date to October 22, 2007, and terminated the Company’s right to borrow any additional amounts under the Servicing Advance Facility. The amendment also requires that all amounts received as reimbursement of servicer advances funded under the Servicing Advance Facility be applied to reduce the amount outstanding under the Servicing Advance Facility. The amendment also reduced the amount of unrestricted cash that NFI was required to maintain from $15,000,000 to $5,000,000, determined on a consolidated basis.

On October 22, 2007, the Company and Deutsche Bank executed a Forbearance Agreement and Amendment to the Servicing Advance Facility. Among other things, the amendment extended the Servicing Advance Facility termination date to the earlier of (a) the closing of the sale of the Company’s mortgage servicing rights to Saxon, or (b) January 22, 2008. Upon the closing of the Company’s sale of its mortgage servicing rights to Saxon on November 1, 2007, the Servicing Advance Facility was repaid in full and terminated in accordance with its terms.

$800 Million Repurchase Facility. In September 2007, the Company executed a Side Letter with Deutsche Bank and certain of its affiliates which terminated the Company’s right to borrow any further amounts under the Company’s combined $800 million repurchase agreements with Deutsche Bank and certain of its affiliates. There were no amounts outstanding under these facilities at such time.

Other Financing Facilities

$1 Billion UBS Whole Loan Facility. As of March 31, 2007, the Company failed to satisfy the profitability covenant under its warehouse financing facility with UBS Real Estate Securities Inc. (“UBS”). The Company’s GAAP net income, determined on a pre-tax basis, was not greater than $1 for the six months ended March 31, 2007. The Company had no borrowings outstanding under this facility. On May 1, 2007, UBS delivered a notice of default to the Company terminating the Company’s right to borrow funds under this facility, and notifying the Company that it was applying $2.9 million in cash that it held as collateral in satisfaction of fees owed under the agreement. As of September 30, 2007, the Company continues to fail this covenant. This agreement expires on November 15, 2007.

$750 Million Repurchase Facility. The Company’s $750 million repurchase facility with Greenwich Capital Financial Products, Inc. expired on November 9, 2007 in accordance with its terms.

Note 11. Issuance of Capital Stock and Reverse Stock Split

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

On July 16, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which MassMutual and Jefferies (the “Investors”), purchased for $48.8 million in cash 2,100,000 shares of the Company’s 9.00% Series D-1 Mandatory Convertible Preferred Stock, par value $0.01 per share and initial liquidation preference of $25.00 per share (“Series D-1 Preferred Stock”), in a private placement not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the proceeds from the sale of the Series D-1 Preferred Stock under the Securities Purchase Agreement for general working capital.

Dividends on the Series D-1 Preferred Stock accrue at a rate of 9.00% per annum, and are payable in cash. In addition, holders of the Series D-1 Preferred Stock are entitled to participate in any common stock dividends on an as converted basis. Recently, the Company’s board of directors determined to suspend the payment of the dividend on the Series D-1 Preferred Stock. As a result, dividends will continue to accrue and the dividend rate on the Series D-1 Preferred Stock will increase from 9.0% to 13%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends.

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

The Company sold 35,094 shares of its common stock during the nine months ended September 30, 2007 under its Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”). Net proceeds of $3.2 million were raised under these sales of common stock. The Company suspended the DRIP during the first quarter of 2007.

During the nine months ended September 30, 2007, 117,359 shares of common stock were issued under the Company’s stock-based compensation plan. Proceeds of $0.2 million were received under these issuances.

Note 12. Comprehensive Income

Comprehensive income includes net income and revenues, expenses, gains and losses that are not included in net income. Following is a summary of comprehensive income for the nine and three months ended September 30, 2007 and 2006 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(602,235)	$87,342	$(597,969)	$28,579
Other comprehensive loss:
Change in unrealized gain on mortgage securities – available-for-sale, net of tax	(82,219)	(43,595)	(37,561)	(8,629)
Change in unrealized gain on mortgage securities available-for-sale due to repurchase of mortgage loans from securitization trusts	—	(5,015)	—	(5,015)
Change in unrealized gain (loss) on derivative instruments used in cash flow hedges, net of tax	110	(1,051)	(521)	(4,646)
Impairment on mortgage securities – available-for-sale reclassified to earnings, net of tax	46,600	13,249	29,028	6,796
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings, net of tax	(513)	(8)	(252)	250
Valuation allowance for deferred taxes	1,201		1,201

Other comprehensive loss	(34,821)	(36,420)	(8,105)	(11,244)

Total comprehensive (loss) income	$(637,056)	$50,922	$(606,074)	$17,335

Note 13. Interest Income

The following table presents the components of interest income for the nine and three months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Interest Income:
Mortgage securities	$83,866	$125,875	$23,517	$41,887
Mortgage loans held-in-portfolio	191,191	94,294	67,451	45,885
Other interest income (A)	23,075	24,651	5,987	10,413

Total interest income	$298,132	$244,820	$96,955	$98,185

(A)	Other interest income includes interest earned on funds the Company holds as custodian, interest from corporate operating cash and interest earned on the Company’s warehouse notes receivable.

Note 14. Interest Expense

The following table presents the components of interest expense for the nine and three months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Interest expense:
Short-term borrowings secured by mortgage loans	$—	$18,135	$—	$157
Short-term borrowings secured by mortgage securities	22,220	7,411	9,774	4,609
Other short-term borrowings	8,587	242	7,729	221
Asset-backed bonds secured by mortgage loans	141,086	54,305	49,780	36,632
Asset-backed bonds secured by mortgage securities	12,868	3,598	5,001	576
Junior subordinated debentures	6,116	4,952	2,058	2,080

Total interest expense	$190,877	$88,643	$74,342	$44,275

Note 15. Exit or Disposal Activities

On March 14, 2007, June 1, 2007, August 17, 2007, and September 5, 2007, management of the Company committed the Company to a workforce reduction pursuant to a plan of termination (the “2007 Exit Plans”). The Company undertook these 2007 Exit Plans to align its organization with changing conditions in the mortgage market. The 2007 Exit Plans resulted in the elimination of approximately 1,019 positions in the first nine months of 2007. The 2007 Exit Plans will conclude during the fourth quarter of 2007.

During the nine and three months ended September 30, 2007, the Company recorded pre-tax charges of $8.9 million and $5.2 million, respectively, related to one-time employment termination benefits for these 2007 Exit Plans. These amounts are included in the “(Loss) income from discontinued operations, net of income tax” line item of the Company’s condensed consolidated statements of operations and they impact the Company’s mortgage lending segment.

The following is a reconciliation of the liability balance for the nine months ended September 30, 2007 (dollars in thousands):

Beginning liability balance	$—
Recognition of the liability and charge to expense upon commencement of the 2007 Exit Plans	8,927
Benefits paid during the period	(5,974)

Ending liability balance for amounts that will be paid in the fourth quarter of 2007	$2,953

The Company also recorded charges related to the abandonment of property, plant and equipment and termination costs related to leases for these 2007 Exit Plans. The charges related to property, plant and equipment for the nine and three months ended September 30, 2007 aggregated approximately $9.5 million, while the charges related to leases aggregated approximately $3.4 million during the nine and three months ended September 30, 2007.

Note 16. Discontinued Operations

As a result of the significant deterioration in the subprime secondary markets, during August and September 2007, the Audit Committee of the Board of Directors of the Company committed to workforce reductions pursuant to Third Quarter Exit Plans of termination as described in SFAS 146.

The Company undertook these Third Quarter Exit Plans to align its organization and costs with its decision to discontinue its wholesale and correspondent loan lending activities and significantly reduced its retail operations. Subject to completion of the necessary legal notices and requirements, implementation of the Third Quarter Exit Plans began during the third quarter of 2007 and will conclude during the fourth quarter of 2007. The Company continues to operate four of its retail branches but has refocused the retail channel business model from lender to broker.

The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations cease, including run-off operations. The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with Statement SFAS 144, the Company has reclassified the operating results of its entire wholesale and correspondent operations and certain of its retail operations as discontinued operations in the condensed consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006.

By June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company has reclassified the operating results of NHMI through December 31, 2006, as discontinued operations in the condensed consolidated statements of operations for the nine and three months ended September 30, 2006 in accordance with Statement SFAS 144.

On November 1, 2007, the Company closed on the sale of the Company’s mortgage servicing rights. The loan servicing operations remain in continuing operations for the nine and three months ended September 30, 2007 as they were not considered held-for-sale and the operations had not ceased.

The major classes of assets and liabilities reported as discontinued operations as of September 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Assets
Mortgage loans – held-for-sale	$648,554	$1,634,776
Accrued interest receivable	8,801	8,584
Warehouse notes receivable	—	39,462
Real estate owned	17,620	21,533
Derivative instruments, net	5,654	12,766

Total assets	$680,629	$1,717,121

Liabilities
Short-term borrowings secured by mortgage loans	$678,165	$1,631,773
Accounts payable and other liabilities	51,083	28,673

Total liabilities	$729,248	$1,660,446

The operating results of all discontinued operations for the nine and three months ended September 30, 2007 and 2006 are summarized as follows (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Interest income	$74,362	$121,277	$14,023	$50,312
Interest expense	(62,516)	(79,107)	(18,286)	(31,089)
(Losses) gains on sales of mortgage assets	(15,664)	51,987	(3,482)	27,839
(Losses) gains on derivative instruments	(4,261)	7,745	(3,480)	(6,877)
Valuation adjustment on mortgage securities—held for sale	(98,935)	(1,163)	(74,375)	(1,026)
Fee income	841	8,329	102	873
Premiums for mortgage loan insurance	(2,668)	(4,893)	(12)	(1,021)
Other (expense) income	(8,030)	631	(8,890)	217
General and administrative expenses	(116,758)	(73,864)	(64,501)	(24,027)

(Loss) income before income tax expense	(233,629)	30,942	(158,901)	15,201
Income tax expense	—	11,510	28,397	5,655

(Loss) income from discontinued operations, net of income taxes	$(233,629)	$19,432	$(187,298)	$9,546

Mortgage Loans – Held-for-Sale

Mortgage loans, all of which are secured by residential properties, consisted of the following as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Mortgage loans – held-for-sale:
Outstanding principal	$746,972	$1,631,891
Net deferred origination (fees) costs	(5,296)	7,891
Allowance for the lower of cost or fair value	(93,122)	(5,006)

Mortgage loans – held-for-sale	$648,554	$1,634,776

Weighted average coupon	8.81%	8.69%

The Company entered into a MLPA with Wachovia in the third quarter, providing for the purchase by Wachovia of approximately $665.0 million of the Company’s mortgage loans held-for-sale at a price of 92% of par. As of September 30, 2007, the Company had settled one loan sale transaction under the MLPA it had entered into with Wachovia which included loans with a principal balance of $300.5 million. The transaction was structured legally as a sale, but for accounting purposes was treated as a financing under SFAS 140. The transaction did not qualify as a sale due to the call feature retained by the Company which allows the Company to call the loans at certain price levels and only on certain dates. Accordingly, the loans remain on the Company’s balance sheet in “Assets of discontinued operations”, and the short-term borrowings remain on the Company’s balance sheet in “Liabilities of discontinued operations”. The Company records interest income on the loans and interest expense on the short-term borrowings until a sale is recorded. The Company had the right to exercise the call option on September 30, 2007 at a price of 97% of par and on October 31, 2007 at a price of 96.50% of par but did not do so. The Company has the remaining right to exercise the call on November 30, 2007 at a price of 96% of par, but does not expect to do so. If the Company does not exercise the call feature, the transaction will qualify as a sale upon the expiration of the call feature. The Company would remove the cost basis of the loans as well as the short-term borrowings from the Company’s condensed consolidated balance sheets and record any subsequent gain or loss if applicable. Subsequent to September 30, 2007, the Company has sold $364.3 million of additional loans under the MLPA and does not expect any additional sales under the MLPA.

In light of the 92% sale price under the MLPA, a lower of cost or market valuation adjustment of approximately $53.2 million was recorded for the nine and three months ended September 30, 2007 with respect to all loans sold under the MLPA, and is included in the “(Loss) income from discontinued operations, net of income tax” line item on the Company’s condensed consolidated statements of operations.

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale is as follows for the nine and three months ended September 30, 2007 and 2006, respectively (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$5,006	$3,530	$23,718	$3,737
Valuation adjustment on mortgage loans held-for-sale	98,935	1,163	74,375	1,026
Transfer from the reserve for loan repurchases	23,206	3,751	877	2,219
Transfer to cost basis of mortgage loans – held-in-portfolio	(14,843)	—	—	—
Reduction due to loans securitized or sold to third parties	(3,323)	—	(64)	—
Transfers to real estate owned	(15,859)		(5,784)
Charge-offs, net of recoveries	—	(1,462)	—	—

Balance, end of period	$93,122	$6,982	$93,122	$6,982

Loan Securitizations and Loan Sales

The Company closed two mortgage loan securitizations during the nine months ended September 30, 2007. NovaStar Mortgage Funding Trust (“NMFT”) Series 2007-2 and was structured legally and for accounting purposes as a sale under SFAS 140. NovaStar Home Equity Series (“NHES”) Series 2007-1 was structured legally as a sale, but for accounting purposes was treated as a financing under SFAS 140. This securitization did not meet the qualifying special purpose entity criteria under SFAS 140 at the time of the securitization, but may meet the criteria at a future date which then would be accounted for as a sale. Accordingly, the NHES 2007-1 loans remain on the Company’s balance sheet as “Mortgage loans – held-in-portfolio”, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the loans. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Details of the Company’s loan securitization transaction structured for accounting purposes as a sale which closed during the nine months ended September 30, 2007 are as follows (dollars in thousands):

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

Details of the Company’s loan securitization transaction structured for accounting purposes as a financing which closed during the nine months ended September 30, 2007 is as follows (dollars in thousands):

Securitization Name	Date Issued	Principal Balance of Loans Pledged	Bonds Issued (A)	Net Bond Proceeds	Interest Rate Spread Over One Month LIBOR (A)(B)
NHES 2007-1	February 28, 2007	$1,888,756	$1,794,386	$1,784,662	0.10%-1.75%

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The interest rate for the A-2A2 bond is fixed at 5.86%

Loan Sales. The Company executes sales of loans to third parties with the related servicing on those loans released. Gains and losses on whole loan sales are recognized in the period the sale occurs. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make the first payment or, in some cases, any of the first three payments. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan is prepaid in its entirety in the first year. The Company records a reserve for losses on repurchased loans upon the sale of the mortgage loans which is included in the “Liabilities of discontinued operations” line on the Company’s condensed consolidated balance sheets.

Activity in the reserve for repurchases is as follows for the nine and three months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$24,773	$2,345	$3,512	$1,760
Provision for repurchased loans	4,253	6,497	642	5,345
Transfer to the allowance for the lower of cost or fair value on mortgage loans – held-for-sale	(23,206)	(3,751)	(877)	(2,219)
Charge-offs, net	(2,668)	(427)	(125)	(222)

Balance, end of period	$3,152	$4,664	$3,152	$4,664

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

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 9/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative instruments, net	$5,654	—	$5,654	—

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of September 30, 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 9/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$648,554	$—	$—	$648,554
Real estate owned	17,620	—	—	17,620

Total	$666,174	$—	$—	$666,174

The Company’s mortgage loans held-for-sale have a fair value lower than their cost basis of $741.7 million. Therefore, all mortgage loans held-for-sale have been written down to fair value. The Company recorded a valuation adjustment of $98.9 million and $74.4 million for the nine and three months ended September 30, 2007, respectively. At the time a mortgage loan held-for-sale becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-for-sale, valuation adjustments for discontinued operations are recorded in the “(Loss) income from discontinued operations, net of income tax” line item of the Company’s condensed consolidated statements of operations. During the nine and three months ended September 30, 2007, the Company recorded losses of $8.1 million and $3.3 million, respectively, due to valuation adjustments in its condensed consolidated statements of operations.

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of September 30, 2007 (dollars in thousands):

			Fair Value Adjustments Included In Current Period Earnings
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Statement of Operations Line Item Impacted	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2007
Derivative instruments, net	Recurring	Losses on derivative instruments	$(5,458)	$(3,896)
Mortgage loans-held-for-sale	Nonrecurring	Valuation adjustment on mortgage loans – held-for-sale	(98,935)	(74,375)
Real estate owned	Nonrecurring	Losses on sales of mortgage assets	(8,133)	(3,290)

Total fair value losses			$(112,526)	$(81,561)

Valuation Methods

Derivative instruments. The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate market rates. In October 2007, the Company terminated all of its derivative instruments included in discontinued operations as of September 30, 2007 except for two interest rate cap agreements.

Mortgage loans – held-for-sale. Mortgage loans – held-for-sale are carried at the lower of cost or fair value. As of September 30, 2007, the Company estimated the fair value of its mortgage loans – held-for-sale based on two categories. All loans that were expected to be sold to Wachovia at 92% of par were marked down to that value. Loans which will not be sold to Wachovia were aggregated as nonperforming loans and were marked down to a value which reflects current market pricing for such loans. The Company is currently in the process of selling its nonperforming assets and used the sales price for a pool which had settled subsequent to September 30, 2007. The Company believes the characteristics of this pool are representative of the entire nonperforming group.

Real estate owned. For real estate owned not in securitization trusts, the Company has designated these properties as nonperforming assets and is in the process of selling them. The Company used the sales price for a pool which had settled subsequent to September 30, 2007 as they believe the characteristics of the pool which sold is representative of the entire nonperforming group.

Short-term Borrowings

Because the Company discontinued all mortgage loan lending activities during the third quarter of 2007, the Company has included its short-term borrowings on its mortgage loans held-for-sale within the liabilities presented as discontinued operations on its Condensed Consolidated Balance Sheets. These borrowings provide financing for the Company’s mortgage loan originations which they hold on their balance sheet as mortgage loans held-for-sale. See Note 10 for discussion of short-term borrowings for both continuing and discontinued operations.

Note 17. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations for the nine and three months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Current:
Federal	$15,648	$(1,546)	$10,752	$(1,998)
State and local	1,932	(212)	1,333	(244)

Total current	17,580	(1,758)	12,085	(2,242)

Deferred:
Federal	36,706	(7,450)	182,669	(1,476)
State and local	4,914	(643)	22,632	(68)

Total deferred (A)	41,620	(8,093)	205,301	(1,544)

Total income tax expense (benefit)	$59,200	$(9,851)	$217,386	$(3,786)

(A)	Does not reflect the deferred tax effects of unrealized gains and losses on mortgage securities-available-for-sale and derivative financial instruments that are included in shareholders’ equity of $1.9 million for the nine and three months ended September 30, 2007. Additionally, it does not reflect the deferred tax effects of a contribution of securities and the write-off of net operating losses related to equity based compensation recorded to additional paid-in-capital of $7.4 million for the nine and three months ended September 30, 2007.

The significant components of deferred income tax expense (benefit) attributable to continuing operations for the nine and three months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Deferred tax expense (exclusive of the effect of the other component listed below)	$—	$(8,093)	$163,681	$(1,544)

Increase in beginning-of-the-year balance of the valuation allowance for deferred tax assets (A)	41,620	—	41,620	—

Total deferred income tax expense (benefit)	$41,620	$(8,093)	$205,301	$(1,544)

(A)	Does not reflect the deferred tax effects of unrealized gains and losses on mortgage securities-available-for-sale and derivative financial instruments that are included in shareholders’ equity of $1.9 million for the nine and three months ended September 30, 2007. Additionally, it does not reflect the deferred tax effects of a contribution of securities and the write-off of net operating losses related to equity based compensation recorded to additional paid-in-capital of $7.4 million for the nine and three months ended September 30, 2007.

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35 percent to the Company’s actual income tax expense (benefit) and resulting effective tax rate from continuing operations for the nine and three months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Income tax at statutory rate	$(108,292)	$20,321	$(66,741)	$5,336
Benefit of REIT election	—	(29,669)	—	(8,972)
State income taxes, net of federal tax benefit	4,450	(556)	15,577	(203)
Tax effect of REIT termination effective January 1, 2006	(45,627)	—	59,847	—
Valuation allowance	209,148	—	209,148	—
Other	(479)	53	(445)	53

Total income tax expense (benefit)	$59,200	$(9,851)	$217,386	$(3,786)

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2007 and December 31, 2006 were as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Deferred tax assets:
Basis difference – investments	$148,473	$10,639
Federal net operating loss carryforwards	116,453	19,055
Accrued litigation	18,074	1,646
Allowance for loan losses	15,661	—
Other	11,774	4,984
State net operating loss carryforwards	12,261	2,474
Deferred compensation	8,393	8,158
Excess inclusion income	4,117	10,884
Loan sale recourse obligations	1,188	9,272
Mark-to-market adjustment on loans	—	7,866

Gross deferred tax asset	336,394	74,978
Valuation allowance	(316,120)	(685)

Deferred tax asset	20,274	74,293

Deferred tax liabilities:
Mortgage servicing rights	18,562	23,675
Other	1,712	3,430

Deferred tax liability	20,274	27,105

Net deferred tax asset	$—	$47,188

The Company had previously elected to be treated as a REIT for federal income tax purposes and, as such, was not required to pay corporate level income taxes as long as the Company remained a REIT and distributed 100 percent of its taxable income in the form of dividend distributions to its shareholders.

During the third quarter of 2007, the Company was unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006. This action resulted in the Company’s loss of REIT status retroactive to January 1, 2006. The failure to satisfy the REIT distribution test resulted from the substantial decline in the Company’s market capitalization during recent months, combined with its inability to consummate a planned rights offering and demands on the Company’s liquidity.

The Company had planned to revoke REIT status in 2008. On May 3, 2007, the Company’s Board of Directors approved a resolution enabling management to take the necessary steps to revoke the Company’s REIT election effective January 1, 2008. The termination of REIT status two years prior to the Company’s plan adversely impacted the Company’s financial statements. The impact of the termination of the Company’s REIT status has been reflected in the Company’s third quarter financial statements.

As a result of the Company’s termination of REIT status, the Company elected to file a consolidated federal income tax return with its eligible affiliated members. The Company reported taxable income in 2006 of approximately $212 million which resulted in a tax liability of approximately $74 million. After applying the payments and credits, the Company reported an amount owed to the IRS of approximately $67 million. The Company applied for and received an extension of time to pay the income taxes due to the Company’s expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow the Company to reduce all of its taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. The Company will, however, be required to pay interest and any penalties that apply on the balance due to the IRS in 2008.

Because of the Company’s decision earlier this year to revoke the Company’s REIT status effective January 1, 2008, the Company had scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during the Company’s planned final calendar year as a REIT and for amounts to be realized in subsequent taxable years. Since the Company had planned to be taxable as a C corporation effective for 2008 and subsequent taxable years, the Company had recorded deferred taxes as of June 30, 2007 based on estimated cumulative temporary differences at January 1, 2008 that were expected to reverse in subsequent taxable years. Since the Company terminated its REIT status effective January 1, 2006 and was taxable as a C corporation for 2006 and will be taxable for 2007, the Company recorded deferred taxes as of September 30, 2007 based on the estimated cumulative temporary differences as of the current date, instead of as of January 1, 2008.

In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. FASB Statement 109 “Accounting for Income Taxes” (“FAS 109”) requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. FAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

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

The Company examines and weighs all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. The Company considers the relevancy of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, the Company evaluates the realization of its recorded deferred tax assets on an interim and annual basis. The Company does not record a valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that its deferred tax asset will be realized.

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

Based on the evidence available as of September 30, 2007, including the significant pre-tax losses incurred by the Company in both the current quarter and the previous quarter, the ongoing disruption to the credit markets, the liquidity issues facing the Company and the decision by the Company to close all of its wholesale and correspondent operations and a substantial portion of its retail operations, the Company believes that it is more likely than not that the Company will not realize their deferred tax assets.

In determining the amount of valuation allowance to record as of September 30, 2007, the Company concluded that it is more likely than not that the entire net deferred tax asset will not be realized. Based on these conclusions, the Company recorded a valuation allowance of $316.1 million for deferred tax assets as of September 30, 2007 compared to $0.7 million as of December 31, 2006.

As of September 30, 2007, the Company had a federal net operating loss of approximately $528.9 million. The Company is expecting to carryback $196.1 million of the 2007 projected federal net operating loss against its 2006 taxable income and has recorded a current receivable for such benefit. The receivable was netted against the 2006 federal liability previously described in this footnote. The remaining $332.8 million federal net operating loss may be carried forward to offset future taxable income. If not used, this net operating loss will begin to expire in 2025.

FIN 48

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded a $1.1 million net liability as an increase to the opening balance of accumulated deficit. As of January 1, 2007, the total gross amount of unrecognized tax benefits was $1.6 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in income tax expense, classified as a component of income tax expense, was $6.6 million for the nine months ended September 30, 2007. Accrued interest and penalties was $0.6 million and $1.4 million as of January 1, 2007 and September 30, 2007, respectively.

As of September 30, 2007, the total gross amount of unrecognized tax benefits was $2.9 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.9 million. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2004 to 2007 remain open to examination for U.S. federal income tax and tax years 2002 to 2007 remain open to examination by major state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the nine and three months ended September 30, 2007 was as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2007
Beginning balance	$1,554	$1,614
Gross increases – tax positions in prior period	90	30
Gross increases – tax positions in current period	1,241	1,241

Ending balance	$2,885	$2,885

In November 2007, NFI Holding Corporation, a wholly-owned subsidiary of the Company, was notified that the IRS has selected its 2005 federal income tax return for examination.

Note 18. Segment Reporting

The Company reviewed, managed and operated its business in three segments: mortgage portfolio management, mortgage origination and brokerage and loan servicing. The Company’s branch operations segment was discontinued as of June 30, 2006; therefore the Company no longer considers it a segment. The branch operations are now included as part of the mortgage lending segment and are presented as discontinued operations. The prior period results have been reclassified to reflect this change. Mortgage portfolio management operating results are driven from the income generated on the assets the Company manages less associated costs. The Company’s mortgage lending segment was renamed to mortgage origination and brokerage during the third quarter of 2007 to better reflect the current state of operations. The mortgage origination and brokerage operations include the marketing, underwriting, brokering and funding of loan production as well as the results of NHMI. As discussed under Note 16, the Company discontinued its wholesale and correspondent loan lending activities and significantly reduced its retail operations during the third quarter of 2007 and has included these business units in discontinued operations along with the results of NHMI. The Company continues to operate four of its retail branches but has refocused the retail channel business model from lender to broker. These branches remain in continuing operations of the mortgage origination and brokerage segment. Loan servicing operations represent the income and costs to service the Company’s portfolio of loans. On November 1, 2007, the Company closed on the sale of the Company’s mortgage servicing rights. The loan servicing operations remain in continuing operations for the nine and three months ended September 30, 2007 because, as of that date, they were not considered held-for-sale and the operations had not ceased.

Following is a summary of the operating results of the Company’s segments as reclassified to reflect the change in segment structure and the results of the discontinued operations for the nine and three months ended September 30, 2007 and 2006 (dollars in thousands):

For the Nine Months Ended September 30, 2007

	Mortgage Portfolio Management	Mortgage Origination and Brokerage	Loan Servicing	Eliminations	Total
Interest income	$278,791	$937	$18,404	$—	$298,132
Interest expense	176,176	25,058	8,586	(18,943)	190,877

Net interest income (loss) before provision for credit losses	102,615	(24,121)	9,818	18,943	107,255
Provision for credit losses	(192,326)	—	—	—	(192,326)
Losses on sales of mortgage assets	(215)	—	—	—	(215)
Fair value adjustments	(58,224)	—	—	—	(58,224)
Premiums for mortgage loan insurance	(12,059)	—	—	—	(12,059)
Fee income	—	772	25,733	(9,445)	17,060
Losses on derivative instruments	(2,888)		—	—	(2,888)
Impairment on mortgage securities – available- for-sale	(72,209)	—	—	—	(72,209)
Other income, net	11,314	46	—	(9,597)	1,763
General and administrative expenses	(8,521)	(53,366)	(35,676)	—	(97,563)

Loss from continuing operations before income tax expense	(232,513)	(76,669)	(125)	(99)	(309,406)
Income tax expense (benefit)	47,785	11,487	(47)	(25)	59,200

Loss from continuing operations	(280,298)	(88,156)	(78)	(74)	(368,606)
Loss from discontinued operations, net of income tax	—	(233,728)	—	99	(233,629)

Net loss	$(280,298)	$(321,884)	$(78)	$25	$(602,235)

For the Nine Months Ended September 30, 2006

	Mortgage Portfolio Management	Mortgage Origination and Brokerage	Loan Servicing	Eliminations	Total
Interest income	$223,537	$331	$20,952	$—	$244,820
Interest expense	83,434	16,065	242	(11,098)	88,643

Net interest income (loss) before provision for credit losses	140,103	(15,734)	20,710	11,098	156,177
Provision for credit losses	(19,876)	—	—	—	(19,876)
Gains on sales of mortgage assets	529	—	—	—	529
Fair value adjustments	2,966	—	—	—	2,966
Premiums for mortgage loan insurance	(4,402)	—	—	—	(4,402)
Fee income	2,287	1,960	19,336	(3,933)	19,650
Gains on derivative instruments	109	—	—	—	109
Impairment on mortgage securities – available- for-sale	(13,249)	—	—	—	(13,249)
Other income (expense), net	10,839	(3,429)	—	(7,198)	212
General and administrative expenses	(11,657)	(46,534)	(25,866)	—	(84,057)

Income (loss) from continuing operations before income tax expense (benefit)	107,649	(63,737)	14,180	(33)	58,059
Income tax expense (benefit)	8,835	(24,031)	5,358	(13)	(9,851)

Income (loss) from continuing operations	98,814	(39,706)	8,822	(20)	67,910
Income from discontinued operations, net of income tax	—	40,904	—	(21,472)	19,432

Net income	$98,814	$1,198	$8,822	$(21,492)	$87,342

For the Three Months Ended September 30, 2007

	Mortgage Portfolio Management	Mortgage Origination and Brokerage	Loan Servicing	Eliminations	Total
Interest income	$91,941	$36	$4,978	$—	$96,955
Interest expense	64,556	8,951	7,729	(6,894)	74,342

Net interest income (loss) before provision for credit losses	27,385	(8,915)	(2,751)	6,894	22,613
Provision for credit losses	(99,159)	—	—	—	(99,159)
Losses on sales of mortgage assets	(2)		—	—	(2)
Fair value adjustments	(31,993)	—	—	—	(31,993)
Premiums for mortgage loan insurance	(4,453)	—	—	—	(4,453)
Fee income	—	215	9,842	(3,420)	6,637
Losses on derivative instruments	(9,394)		—	—	(9,394)
Impairment on mortgage securities – available- for-sale	(46,216)	—	—	—	(46,216)
Other income, net	3,688	794	—	(3,482)	1,000
General and administrative expenses (income)	2,709	(17,174)	(15,255)	—	(29,720)

Loss from continuing operations before income tax expense (benefit)	(157,435)	(25,080)	(8,164)	(8)	(190,687)
Income tax expense (benefit)	191,220	28,934	(2,778)	10	217,386

Loss from continuing operations	(348,655)	(54,014)	(5,386)	(18)	(408,073)
Loss from discontinued operations, net of income tax	—	(187,306)	—	8	(187,298)

Net loss	$(348,655)	$(241,320)	$(5,386)	$(10)	$(595,371)

For the Three Months Ended September 30, 2006

	Mortgage Portfolio Management	Mortgage Origination and Brokerage	Loan Servicing	Eliminations	Total
Interest income	$90,106	$132	$7,947	$—	$98,185
Interest expense	41,974	7,398	221	(5,318)	44,275

Net interest income (loss) before provision for credit losses	48,132	(7,266)	7,726	5,318	53,910
Provision for credit losses	(10,286)	—	—	—	(10,286)
Gains on sales of mortgage assets	168	—	—	—	168
Fair value adjustments	(1,271)	—	—	—	(1,271)
Premiums for mortgage loan insurance	(2,124)	—	—	—	(2,124)
Fee income	2,051	740	6,789	(2,525)	7,055
Impairment on mortgage securities – available- for-sale	(6,796)	—	—	—	(6,796)
Other income (expense), net	4,237	(1,360)	—	(2,815)	62
General and administrative expenses	(2,640)	(15,160)	(7,671)	—	(25,471)

Income (loss) from continuing operations before income tax expense (benefit)	31,471	(23,046)	6,844	(22)	15,247
Income tax expense (benefit)	2,521	(8,959)	2,660	(8)	(3,786)

Income (loss) from continuing operations	28,950	(14,087)	4,184	(14)	19,033
Income from discontinued operations, net of income tax	—	10,599	—	(1,053)	9,546

Net income (loss)	$28,950	$(3,488)	$4,184	$(1,067)	$28,579

Intersegment revenues and expenses that were eliminated in consolidation were as follows for the nine and three months ended September 30, 2007 and 2006 (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Amounts paid to (received from) mortgage portfolio management from (to) mortgage origination and brokerage:
Interest income on intercompany debt	$18,943	$11,098	$6,894	$5,318
Guaranty, commitment, loan sale and securitization fees	1,717	3,639	205	1,422
Gains on sales of mortgage loans (A)	—	(19,626)	—	87
Gains on sales of mortgage securities – available-for-sale retained in securitizations (A)	—	(1,875)	—	(1,160)
Amounts paid to loan servicing from mortgage portfolio management:
Loan servicing fees	$9,346	$3,900	$3,412	$2,503
Amounts paid to loan servicing from mortgage origination and brokerage:
Loan servicing fees (A)	$99	$33	$8	$22

(A)	All of these eliminations are related to discontinued operations for the nine and three months ended September 30, 2007 and 2006.

Note 19. Earnings Per Share

The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Numerator:
(Loss) income from continuing operations	$(368,606)	$67,910	$(408,073)	$19,033
Dividends on preferred shares	(5,960)	(6,653)	(2,634)	(3,327)

(Loss) income from continuing operations available to common shareholders	(374,566)	61,257	(410,707)	15,706
(Loss) income from discontinued operations, net of income tax	(233,629)	19,432	(187,298)	9,546

Net (loss) income available to common shareholders	$(608,195)	$80,689	$(598,005)	$25,252

Denominator:
Weighted average common shares outstanding – basic	9,331	8,326	9,336	8,607

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,331	8,326	9,336	8,607
Stock options	—	59	—	61
Restricted stock	—	5	—	6

Weighted average common shares outstanding – dilutive	9,331	8,390	9,336	8,674

Basic earnings per share:
(Loss) income from continuing operations	$(39.50)	$8.16	$(43.71)	$2.21
Dividends on preferred shares	(0.64)	(0.80)	(0.28)	(0.39)

(Loss) income from continuing operations available to common shareholders	(40.14)	7.36	(43.99)	1.82
(Loss) income from discontinued operations, net of income tax	(25.04)	2.33	(20.06)	1.11

Net (loss) income available to common shareholders	$(65.18)	$9.69	$(64.05)	$2.93

Diluted earnings per share:
(Loss) income from continuing operations	$(39.50)	$8.09	$(43.71)	$2.19
Dividends on preferred shares	(0.64)	(0.79)	(0.28)	(0.38)

(Loss) income from continuing operations available to common shareholders	(40.14)	7.30	(43.99)	1.81
(Loss) income from discontinued operations, net of income tax	(25.04)	2.32	(20.06)	1.10

Net (loss) income available to common shareholders	$(65.18)	$9.62	$(64.05)	$2.91

The following restricted stock and stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the effect would be antidilutive (in thousands, except exercise prices):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Number of stock options and restricted stock (in thousands)	369	60	454	67
Weighted average exercise price	$36.79	$141.12	$32.08	$139.95

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

The following table summarized the weighted average fair value of options granted for the nine months ended September 30, 2007 determined using the Black-Scholes option pricing model and the assumptions used in the determination. The volatility assumption was calculated from the historical realized volatility on the Company’s common stock for a period approximating the expected life.

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

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company”, ”NovaStar Financial”, “NFI”, “we” or “us”) and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2006.

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management’s beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business during this difficult period for the subprime industry; our ability to continue as a going concern; decreases in cash flows from our mortgage securities; our ability to generate positive cash flow from our retail brokerage business; our ability to reduce expenses from our discontinued operations; increases in the credit losses on mortgage loans underlying our mortgage securities and held in our mortgage loans – held in portfolio; our ability to remain in compliance with the agreements governing our indebtedness; our ability to sell our remaining mortgage loans – held for sale; our ability to repay all amounts owed to Wachovia in a manner and time period acceptable to Wachovia; our ability to obtain necessary waivers of, or amendments, to the documents governing our indebtedness; the ability of our common stock and Series C preferred stock to continue trading in an active market; the loss of executive officers and other key management employees; impairments on our mortgage assets; increases in prepayment or default rates on our mortgage assets; increases in margin calls and loan repurchase requests; changes in assumptions regarding estimated loan losses and fair value amounts; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future; finalization of the amount and terms of any severance provided to terminated employees; finalization of the accounting impact of our previously-announced reduction in workforce; events impacting the subprime mortgage industry in general, including events impacting our competitors and liquidity available to the industry; residential property values; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations or opinions of counsel relating thereto and the impact of new local, state or federal legislation or regulations or opinions of counsel relating thereto or court decisions on our operations; our ability to adapt to and implement technological changes; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the SEC, including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview of Performance

The third quarter of 2007 continued to be a very challenging environment in the mortgage industry. The following economic and financial factors were significant drivers in our financial results for the nine and three months ended September 30, 2007:

•

Credit performance/Bond spread widening – With repayment risks no longer offset by rapidly rising home values, delinquencies in the industry began to rise in 2006 and continued to rise in the nine months ended September 30, 2007. These credit issues have caused whole loans to lose significant value, affecting the value of and income generated by our portfolio of mortgage loans and securities. Generally, the market value of our mortgage assets (i.e. mortgage loans and mortgage securities) fluctuates inversely with bond spreads in the market. As bond spreads widen (i.e. investors demand more return), the value of our mortgage assets will decline, alternatively, as they tighten, the market value will increase. Bond spreads continued to widen in the third quarter as investor concerns over deterioration of subprime asset quality continued. Because of these adverse market factors, we experienced significant mark-to-market losses on our mortgage securities – trading and mortgage loans – held-for-sale as well as impairments on our mortgage securities – available-for-sale. We recognized losses on our mortgage securities – trading due to fair value adjustments of $237.9 million and $148.2 million for the nine and three months ended September 30, 2007, respectively. We recorded $98.9 million and $74.4 million of losses from valuation adjustments on our mortgage loans – held-for-sale for the nine and three months ended September 30, 2007, respectively. We recorded an impairment on our mortgage securities – available-for-sale as a result of credit deterioration of $72.2 million and $46.2 during the nine and three months ended September 30, 2007, respectively.

Another significant effect of the credit deterioration in our portfolio was our recording of provision for credit losses of $192.3 million and $99.2 million for the nine and three months ended September 30, 2007, respectively.

In an effort to reduce margin call risk and as a result of the value of our mortgage loans held-for-sale continuing to dramatically decline in the third quarter, we executed a Mortgage Loan Purchase Agreement (“MLPA”) with Wachovia providing for the sale of a substantial portion of our mortgage loans held-for-sale to them at 92% of par. The remaining loans which are not expected to be included in the Wachovia sale were significantly marked down to reflect current market prices for nonperforming assets. We recorded fair value adjustments on our mortgage loans – held-for-sale of $98.9 million and $74.4 million for the nine and three months ended September 30, 2007, respectively.

•	Credit performance – We also experienced significant mark-to-market losses on our trading securities for the nine and three months ended September 30, 2007 as discussed in the preceding paragraph.

•

Third Quarter Exit Plans – As a result of the significant deterioration in the subprime secondary markets, during August and September 2007, we undertook certain Third Quarter Exit Plans to align our organization and costs with our decision to discontinue our wholesale and correspondent loan lending activities and to significantly reduce our retail operations. Subject to completion of the necessary legal notices and requirements, implementation of the Third Quarter Exit Plans began during the third quarter of 2007 and will conclude during the fourth quarter of 2007. We maintained four of our retail branches but have refocused the retail channel business model from lender to broker.

•

Adoption of SFAS 159 – As a result of the adoption of SFAS 159, we elected fair value treatment for the asset-backed bonds we issued in our CDO transaction executed in the first quarter of 2007. The adoption resulted in gains due to fair value adjustments of $179.7 million and $116.2 million for the nine and three months ended September 30, 2007, respectively, which have substantially offset the mark-to-market losses on the trading securities which were a part of our CDO transaction. These mark-to-market gains are netted with the mark-to-market losses on our trading securities in the “Fair value adjustments” line item of our condensed consolidated statements of operations.

•

We recorded a valuation allowance for our net deferred tax asset as of September 30, 2007 of $316.1 million. In determining the amount of valuation allowance to record as of September 30, 2007, we concluded that the weight given to the negative evidence supports that it is more likely than not that the net deferred tax asset of $316.1 million will not be realized. See “Deferred Tax Asset, Net” under Critical Accounting Estimates” for further discussion of the accounting policies surrounding our deferred tax assets.

•

Liquidity – As a result of the 2007 subprime environment, we used up significant cash reserves during the nine months ended September 30, 2007. Our cash balances declined by approximately $99.0 million during the nine months ended September 30, 2007 primarily due to margin calls, mortgage loan repurchases and normal business operations. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels to position ourselves to navigate through these challenging times.

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

Table 1—Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
(Loss) income from continuing operations before income tax (benefit) expense	$(309,406)	$58,059	$(190,687)	$15,247
Net (loss) income available to common shareholders	$(608,195)	$80,689	$(598,005)	$25,252
Net (loss) income available to common shareholders, per diluted share	$(65.18)	$9.62	$(64.05)	$2.91
Net yield on mortgage securities (A)	11.39%	34.38%	6.71%	28.62%

(A)	This metric is defined in Table 5.

For the Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006.

We had a net loss available to common shareholders of $608.2 million during the nine months ended September 30, 2007 as compared to net income available to common shareholders of $80.7 million for the same period in 2006.

We incurred a significant loss from continuing operations of $368.6 million during the nine months ended September 30, 2007 as compared to income from continuing operations of $67.9 million for the same period in 2006. The following factors contributed to the current year loss and the decrease in income from continuing operations from the nine months ended September 30, 2006:

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio of $172.5 million which was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $58.2 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the nine months ended September 30, 2007. The trading securities had a negative fair value adjustment of approximately $237.9 million while the CDO asset-backed bonds had a positive fair value adjustment of $179.7 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•

Higher delinquencies and thus higher expected credit losses as a result of the weakening housing market contributed to an increase in impairments in our mortgage securities available-for-sale portfolio of $59.0 million from 2006. Another major contributor to the impairments in the third quarter of 2007 was the fact that we changed the expected call date assumption used in valuing our residual securities. Previously, we estimated cash flows on our residual securities thru the clean-up call date. We have extended our estimate of time that the residual securities will be outstanding further into the future due to our inability to exercise the clean-up call right we retain from the related securitizations. Because of our liquidity concerns and the fact that it takes a significant amount of capital to exercise the clean-up call, which includes repurchasing loans from the securitization trusts, we extended the estimated call dates into the future based on management’s best estimate. As the call date extends into the future, the fair value of the overcollateralization bond, included in our residual securities, will decline significantly due to higher expected credit losses.

•

A decrease of $48.9 million in net interest income before provision for credit losses which resulted primarily from higher average outstanding borrowings and higher delinquencies on our mortgage loans held-in-portfolio. The higher average borrowings were due to our liquidity needs. The higher delinquencies caused our interest income to fall as many loans have gone to nonaccrual status.

•	Our income tax expense increased to $59.2 million from a tax benefit recorded of $9.9 million due to our recording of a valuation allowance against our deferred tax assets.

We incurred a significant loss from discontinued operations of $233.6 million during the nine months ended September 30, 2007 as compared to income from discontinued operations of $19.4 million for the same period in 2006. The following factors contributed to the current year loss and the decrease in income from discontinued operations from the nine months ended September 30, 2006:

•

An increase in the charge to earnings from the lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $97.8 million. The increase in this adjustment was primarily the result of the significant decline in whole loan values in 2007 caused by investor concerns over deteriorating credit quality in the subprime whole loan secondary market which led to our agreement to sell loans to Wachovia at 92% of par.

•

We incurred (losses) gains on sales of mortgage assets of $(15.7) million and $52.0 million for the nine months ended September 30, 2007 and 2006, respectively. The loss in 2007 was primarily due to $8.1 million of losses on sales of real estate owned and a loss on our NMFT Series 2007-2 securitization of approximately $5.0 million. As default rates have increased so have the assets we have acquired through foreclosure (real estate owned). The loss on the 2007-2 securitization resulted from the volatile and less liquid secondary market which adversely impacts secondary market execution and mortgage banking profit margins.

For the Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006.

We had a net loss available to common shareholders of $598.0 million during the three months ended September 30, 2007 as compared to net income available to common shareholders of $25.3 million for the same period in 2006.

We incurred a significant loss from continuing operations of $408.1 million during the three months ended September 30, 2007 as compared to income from continuing operations of $19.0 million for the same period in 2006. The following factors contributed to the current year loss and the decrease in income from continuing operations from the three months ended September 30, 2006:

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio of $88.9 million which was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $32.0 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the three months ended September 30, 2007. The trading securities had a negative fair value adjustment of approximately $148.2 million while the CDO asset-backed bonds had a positive fair value adjustment of $116.2 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•

Higher delinquencies and thus higher expected credit losses as a result of the weakening housing market contributed to an increase in impairments in our mortgage securities available-for-sale portfolio of $39.4 million from 2006. Another major contributor to the impairments in the third quarter of 2007 was the fact that we changed the expected call date assumption used in valuing our residual securities. Previously, we estimated cash flows on our residual securities thru the clean-up call date. We have extended our estimate of time that the residual securities will be outstanding further into the future due to our inability to exercise the clean-up call right we retain from the related securitizations. Because of our liquidity concerns and the fact that it takes a significant amount of capital to exercise the clean-up call, which includes repurchasing loans from the securitization trusts, we extended the estimated call dates into the future based on management’s best estimate. As the call date extends into the future, the fair value of the overcollateralization bond, included in our residual securities, will decline significantly due to higher expected credit losses.

•

A decrease of $31.3 million in net interest income before provision for credit losses which resulted primarily from higher average outstanding borrowings and higher delinquencies on our mortgage loans held-in-portfolio. The higher average borrowings were due to our liquidity needs. The higher delinquencies caused our interest income to fall as many loans have gone to nonaccrual status.

•	We incurred losses on our derivative instruments of $9.4 million during the three months ended September 30, 2007 due to the decline in short-term interest rates in the third quarter of 2007.

•	Our income tax expense increased to $217.4 million from a tax benefit recorded of $3.8 million due to our recording of a valuation allowance against our deferred tax assets.

We incurred a significant loss from discontinued operations of $187.3 million during the three months ended September 30, 2007 as compared to income from discontinued operations of $9.5 million for the same period in 2006. The following factor contributed to the current year loss and the decrease in income from discontinuing operations from the three months ended September 30, 2006:

•

An increase in the charge to earnings from the lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $73.3 million. The increase in this adjustment was primarily the result of the significant decline in whole loan values in the third quarter of 2007 caused by investor concerns over deteriorating credit quality in the subprime whole loan secondary market.

Industry Overview, Significant Events and Material Trends

Described below are some of the marketplace conditions, significant events and known material trends and uncertainties that may impact our future results of operations as we move into the fourth quarter of 2007.

•

On October 12, 2007, we entered into a Servicing Rights Transfer Agreement (the “MSR Transfer Agreement”) for the sale to Saxon Mortgage Services, Inc. (“Saxon”) of all of our mortgage servicing rights and servicing advances relating to our securitizations. The transaction closed on November 1, 2007 and provided $147.0 million of cash to us after deduction of expenses and a 5% ($7.9 million) holdback to be released upon the delivery of all closing documents. We retained $21.5 million of the proceeds from the sale and used the remaining proceeds to payoff our outstanding debt with Deutsche Bank and significantly paydown our short-term borrowings with Wachovia. The Deutsche Bank Servicing Advance Facility and the Wachovia Servicing Rights Facility terminated as a result of the satisfaction of all obligations thereunder upon the closing of the sale of our mortgage servicing rights. We expect the $7.9 million holdback will be paid to Wachovia upon its release to reduce outstanding borrowings.

We have traditionally utilized our role as servicer of our securitized pools of mortgage loans to attempt to identify and address potential and actual borrower delinquencies and defaults. As a result of the sale, we no longer control the lender-borrower relationship, which may exacerbate the increase in delinquencies and defaults under such mortgage loans and the negative impact on the value and cash flows of our residual and subordinated securities resulting from such delinquencies and defaults.

•

As of November 13, 2007, we have short-term borrowings outstanding of $83.9 million, solely with Wachovia. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. There can be no assurance that our sources of cash will be sufficient to repay borrowings and to fund operations. Accordingly, there can be no assurance that we will be able to continue as a going concern. See “Liquidity and Capital Resources” for discussion of the current short-term debt repayment plans and our liquidity position.

•

Conditions in the secondary markets, which dramatically worsened during the third quarter, continue to be depressed as investor concerns over subprime asset quality and a weakening of the United States housing market remain high. As a result, the capital markets remain very volatile and illiquid and, have effectively been unavailable to us. We believe the existing conditions in the secondary markets are unprecedented since our inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact investor’s willingness to purchase bonds backed by subprime loans and whole pools of mortgage loans, the profit margins of mortgage originations, and the amounts lenders are willing to finance on mortgage loans pending their sale or securitization. Until bond spreads and credit performance return to more rational levels, it will be impossible for us to execute securitizations and loan sales at favorable prices. As a result, in the third quarter we have been forced to further alter our business strategies and operations in response to the market conditions. We implemented Third Quarter Exit Plans to discontinue our wholesale and correspondent loan origination activities and significantly reduce our retail operations. Implementation of the Third Quarter Exit Plans began during the third quarter of 2007 and subject to completion of the necessary legal notices and requirements will conclude during the fourth quarter of 2007. We continue to operate four of our retail branches but have refocused the retail channel business model from originator to broker and are brokering loans for other lenders. As a result of our suspension of loan origination activities and the sale of substantially all of our mortgage loans that have not been securitized, we do not have any assets available to securitize. Therefore, as the loans underlying our securitizations are repaid, our assets, operations and cash flows will continue to decline. We do not intend to re-enter mortgage banking until the economics become more favorable.

•

On September 4, 2007, we announced that we did not intend to proceed with our previously announced offering of rights to purchase $101,175,000 in shares of our 9.00% Series D-2 Mandatory Convertible Preferred Stock. The Series D-2 Preferred Stock was to be convertible into shares of our common stock at an initial common stock conversion price of $28.00 per share. We had agreed to conduct the rights offering in connection with our sale of $48.8 million of our 9.00% Series D-1 Preferred Stock to affiliates of MassMutual Capital Partners LLC ("MassMutual") and funds managed by Jefferies Capital Partners IV LLC ("Jefferies"). In connection with that purchase, MassMutual and Jefferies entered into a standby purchase agreement with us, in which MassMutual and Jefferies committed, subject to certain conditions, to purchase any shares of Series D-2 Preferred Stock not subscribed for in the rights offering. We canceled plans for the rights offering because there were certain conditions that management believed we would not be able to satisfy in the current environment in connection with a requirement to file a registration statement relating to the rights offering with the Securities and Exchange Commission no later than August 30, 2007, including reissuing our 2006 financial statements. The following events occurred during the third quarter of 2007 and were significant contributors to our inability to meet the registration statement filing requirements: 1) Moody’s Investor Services downgrading our servicer quality rating, 2) concerns about our ability to remain in compliance with covenants contained in our financing arrangements, 3) the denial of the motions for a judgment notwithstanding the verdict and a new trial in the California case mentioned below, 4) the continued deterioration in the subprime industry and the secondary markets, and 5) our decision to suspend our wholesale originations and curtail our retail originations to preserve liquidity.

•

We announced that we will not be able to pay a dividend on our common stock with respect to our 2006 taxable income, and as a result our status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of our REIT status results in it becoming taxable as a C corporation for 2006 and subsequent years. Tax treatment of a C corporation is materially different from tax treatment as a REIT and thus the tax characterization of our transactions and calculations of our taxable income are different than how they have previously been reported to investors and the IRS. Because we became taxable as a C corporation retroactive to January 1, 2006, we reported taxable income in 2006 of approximately $212 million which resulted in a tax liability of approximately $74 million. After applying payments and credits, we reported an amount owed to the IRS of approximately $67 million. We applied for and received an extension of time to pay our income taxes due to our expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow us to eliminate all of our taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. We will, however, be required to pay interest and any penalties that apply on the balance due to the IRS in 2008. If the IRS were to reverse its decision and require us to pay the 2006 tax liability, it would have a material adverse effect on our financial condition and liquidity and ability to continue as a going concern.

•

On October 17, 2007, we announced that NYSE Regulation issued a press release, dated October 17, 2007, announcing the NYSE Regulation's determination that our common stock (ticker symbol: NFI) and our 8.90% Series C Cumulative Redeemable Preferred Stock (ticker symbol: NFI PR C) no longer met applicable listing standards for continued listing on the New York Stock Exchange. In its press release, NYSE Regulation stated that our September 17, 2007 announcement that we would not declare a dividend related to our 2006 taxable income causing termination of our REIT status retroactive to January 1, 2006 required NYSE Regulation to promptly initiate suspension and delisting procedures unless the resultant non-REIT entity qualifies for original listing as a corporation. NYSE Regulation asserted that we did not meet the required original listing standards. We have requested a review of this determination and are currently exploring alternative arrangements for the listing or quoting of our common stock and 8.90% Series C Cumulative Redeemable Preferred Stock. We believe there is a high likelihood that our securities will be delisted from the NYSE following this review. Although we are exploring alternative arrangements for the listing or quoting of our common and preferred stock, trading is likely to take place on the OTC Bulletin Board.

•

In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising under a California statute permitting lawsuits by a competitor. Plaintiff amended its complaint subsequently to allege also that Defendants engaged in unfair competition under a different California statute and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. One of the other defendants has filed a bankruptcy petition.

NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007. NHMI is currently appealing the decision. There can be no assurances that the appeal will be successful. NHMI has a negative net worth and no ability to pay the judgment and as a result management believes that it is unlikely the judgment will ever be paid by NHMI. We do not believe that the plaintiff has a valid legal basis to hold NFI or its subsidiaries other than NHMI responsible for the judgment. But should the plaintiff be successful at any such attempt, NFI may be forced to consider bankruptcy. In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.2 million as of September 30, 2007 with a corresponding charge to earnings. The $47.2 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of NFI, the $47.2 million liability is included in the consolidated financial statements of NFI. The liability is included in “Liabilities of discontinued operations” line of the condensed consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

•

As a result of the termination of our REIT status and our current financial condition, we do not intend to pay any dividends on our common stock for the foreseeable future. Also, recently our board of directors determined to suspend the next scheduled dividend payment on our Series C and Series D-1 Preferred Stock. As a result, dividends on the Series C and D-1 preferred stock will continue to accrue and the dividend rate on the Series D-1 preferred stock will increase from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. If and when paid, all accrued payments with respect to our preferred stock will negatively affect our liquidity.

•

Our plan for the future will focus on minimizing losses and preserving liquidity with our remaining operations which consist of the mortgage portfolio management and retail broker businesses. Additionally, we will focus on paying down our outstanding borrowings with Wachovia and reducing operating costs. Our residual and subordinated mortgage securities are currently our only source of significant positive cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. Our recently commenced retail mortgage loan brokerage operations do not currently generate positive cash flows. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. Any new advances under our financing facilities are at Wachovia’s sole discretion. If, as the cash flows from mortgage securities decrease, we are unable to expand our mortgage brokerage business or recommence its mortgage loan origination business on a profitable basis, and restructure its unsecured debt and contractual obligations or if the cash flows from our mortgage securities and are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

•

Additionally, as we reorganize our operations in a manner which aligns our costs to support our profitability and cash flow objectives, we may enter into additional workforce reductions which could include the departure of executive officers as well as other key management personnel.

Company Overview

Prior to the third quarter of 2007, we operated three core businesses: mortgage portfolio management, mortgage lending and loan servicing. During the third quarter of 2007, we substantially altered our mortgage lending operating structure as a result of the significant deterioration in the subprime secondary markets. We discontinued our wholesale and correspondent lending businesses and significantly reduced our retail operations which were included in our mortgage lending segment. Because of the change of focus of the mortgage lending segment to that of a broker instead of lender, we changed the name of our mortgage lending segment to mortgage origination and brokerage to be more representative of the current operating environment. Additionally, in the fourth quarter of 2007 we sold our mortgage servicing rights which subsequently resulted in the abandonment of our servicing operations. The servicing operations will wind down during the fourth quarter of 2007 and should cease operations by December 31, 2007.

Until the time that it is feasible for us to re-enter the mortgage origination business, we currently intend to continue to operate two core businesses:

•	Mortgage portfolio management

•	Mortgage origination and brokerage

Due to the immaterial size of our brokerage business as of September 30, 2007, the mortgage brokerage business has been aggregated with the mortgage origination segment and is called the mortgage origination and brokerage segment. Segment information regarding these businesses, as well as the loan servicing operation, for the nine and three months ended September 30, 2007 and 2006 is included in Note 18 to our condensed consolidated financial statements.

Mortgage Portfolio Management

The continued deterioration of the secondary market for subprime mortgage assets has altered the focus of our portfolio management business from that of seeking investment opportunities to that of only managing our current portfolio of mortgage securities. Our portfolio of mortgage securities includes interest-only, prepayment penalty, and overcollateralization securities retained from our securitizations of nonconforming, single-family residential mortgage loans which we have accounted for as sales, under applicable accounting rules (collectively, the “residual securities”). Our portfolio of mortgage securities also includes subordinated mortgage securities retained from our securitizations and subordinated home equity loan asset-backed securities (“ABS”) purchased from other ABS issuers (collectively, the “subordinated securities”).

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

Mortgage Origination and Brokerage

As a result of the significant deterioration in the subprime secondary markets, during August 2007, we discontinued our wholesale and correspondent loan lending businesses and significantly reduced our retail operations. We do not intend to re-enter mortgage banking until the economics are more favorable. We continue to operate four of our previously existing retail branches but have refocused the retail channel business model from lender to broker. Our retail branches currently broker prime, subprime and FHA mortgage loans to other loan originators. We will continue to operate our broker business as long as it can provide shareholder value in this very difficult operating environment.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the condensed consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our condensed consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Our critical accounting estimates impact each of our three reportable segments; our mortgage portfolio management, mortgage origination and brokerage and loan servicing segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combined the mortgage loans we have originated and purchased in pools to serve as collateral for issued asset-backed bonds. In a mortgage security securitization (also known as a “resecuritization”), we combined mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities are transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS 140. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

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

The weighted average net whole loan market price used in the initial valuation of our retained securities was 99.33 for the nine months ended September 30, 2007 compared to 102.07 and 102.20 for the nine and three months ended September 30, 2006, respectively. We had no securitizations in the third quarter of 2007. The weighted average initial implied discount rate for the nine and three months ended September 30, 2007 was 20% as compared to 15% for the same periods of 2006. The decrease in the whole loan price used in the initial valuation of our retained securities is partially due to the increase in short-term interest rates. If the whole loan market price used in the initial valuation of our residual securities for the nine months ended September 30, 2007 had been increased or decreased by 50 basis points, the initial value of our residual securities and the gain we recognized would have increased or decreased by approximately $7.0 million.

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

At each reporting period subsequent to the initial valuation of the residual securities, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices.

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

As of September 30, 2007 and 2006 the weighted average discount rate used in valuing our residual securities was 19% and 16%, respectively. The weighted-average constant prepayment rate used in valuing our residual securities as of September 30, 2007 was 33% versus 48% as of September 30, 2006. If the discount rate used in valuing our residual securities as of September 30, 2007 had been increased by 5%, the value of our mortgage securities- available-for-sale would have decreased by approximately $9.2 million. If we had decreased the discount rate used in valuing our residual securities by 5%, the value of our residual securities would have increased by approximately $11.9 million.

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

Our estimate of expected losses could increase if our actual loss experience is different than originally estimated. In addition, our estimate of expected losses could increase if economic factors change the value we could reasonably expect to obtain from the sale of the property. If actual losses increase or if values reasonably expected to be obtained from property sales decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

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

SFAS 133 standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings.

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

On November 1, 2007, we sold all of our mortgage servicing rights, therefore, as of September 30, 2007, we used the sales price of that transaction as the best indication of fair value. Prior to September 30, 2007, we used a discounted cash flow methodology. The fair value of MSR’s is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the greatest impact on the fair value of MSR’s. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR’s. Conversely, as interest rates rise, prepayments typically slow down, which generally results in an increase in the fair value of MSR’s. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR’s is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Deferred Tax Asset, net. We recorded deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. A deferred tax liability is recognized for all future taxable temporary differences, while a deferred tax asset was recognized for all future deductible temporary differences, operating loss carryforwards and tax credit carryforwards. In accordance with FASB Statement 109 “Accounting for Income Taxes” (“FAS 109”), we recorded deferred tax assets and liabilities using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

We previously elected to be treated as a REIT for federal income tax purposes and, as a result, were not required to pay any corporate level income taxes as long as we remained a REIT and distributed 100 percent of our taxable income in the form of dividend distributions to our shareholders. During the third quarter of 2007, we were unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006. This action resulted in our loss of REIT status retroactive to January 1, 2006. The failure to satisfy the REIT distribution test resulted from the substantial decline in our market capitalization during recent months, combined with our inability to consummate a planned rights offering and demands on our liquidity.

We had planned to revoke REIT status in 2008. On May 3, 2007, our Board of Directors approved a resolution enabling management to take the necessary steps to revoke our REIT election effective January 1, 2008. The termination of REIT status two year’s prior to our plan adversely impacted our financial statements. The impact of the termination of our REIT status has been reflected in our third quarter financial statements.

As a result of our termination of REIT status, we elected to file a consolidated federal income tax return with our eligible affiliated members. We reported taxable income in 2006 of approximately $212 million which resulted in a tax liability of approximately $74 million. After applying our payments and credits, we reported an amount owed to the IRS of approximately $67 million. We applied for and received an extension of time to pay our income taxes due to our expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow us to eliminate all of our taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. We will, however, be required to pay interest and any penalties that apply on the balance due to the IRS in 2008.

Because of our decision earlier this year to revoke our REIT status effective January 1, 2008, we had scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during our planned final calendar year as a REIT and for amounts to be realized in subsequent taxable years. Since we had planned to be taxable as a C corporation effective for 2008 and subsequent taxable years, we had recorded deferred taxes as of June 30, 2007 based on estimated cumulative temporary differences at January 1, 2008 that were expected to reverse in subsequent taxable years. Since we terminated our REIT status effective January 1, 2006 and were taxable as a C corporation for 2006 and will be taxable as a C Corporation for 2007, we recorded deferred taxes as of September 30, 2007 based on the estimated cumulative temporary differences as of the current date, instead of as of January 1, 2008.

In determining the amount of deferred tax assets to recognize in the financial statements, we evaluate the likelihood of realizing such benefits in future periods FAS 109 requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. FAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

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

We examine and weigh all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. We consider the relevancy of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, we evaluate the realization of our recorded deferred tax assets on an interim and annual basis. We do not record a valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that our deferred tax asset will be realized.

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

Based on the evidence available as of September 30, 2007, including the significant pre-tax losses incurred by us in both the current quarter and the previous quarter, the ongoing disruption to the credit markets, the liquidity issues facing us and the decision by us to close all of our wholesale and correspondent operations and a substantial portion of our retail operations, we believe that it is more likely than not that we will not realize the deferred tax assets.

In determining the amount of valuation allowance to record as of September 30, 2007, we concluded that it is more likely than not that our entire net deferred tax asset will not be realized. Based on these conclusions, we recorded a valuation allowance of $316.1 million for deferred tax assets as of September 30, 2007 compared to $0.7 million as of December 31, 2006. In all future interim periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets.

As of September 30, 2007, we had a federal net operating loss of approximately $528.9 million. We are expecting to carryback $196.1 million of the 2007 projected federal net operating loss against our 2006 taxable income and have recorded a current receivable for such benefit. The receivable was netted against the 2006 federal liability. The remaining $332.8 federal net operating loss may be carried forward to offset future taxable income. If not used, this net operating loss will begin to expire in 2025.

Impact of Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, an amendment of SFAS 133 and SFAS 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to SFAS 133. The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140, to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. We adopted the provisions of SFAS 157 on January 1, 2007. See Note 8 and Note 16 which describe the impact of the adoption of SFAS 157 on our condensed consolidated financial statements.

In September 2006, the SEC issued SAB 108. SAB 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. We adopted SAB 108 on January 1, 2007 and have deemed the impact immaterial on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. We adopted the provisions of SFAS 159 on January 1, 2007. See Note 8 which describes the impact of the adoption of SFAS 159 on our condensed consolidated financial statements.

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

During the first quarter of 2006, we purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of September 30, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on our condensed consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset-backed bond financing. Additionally, we are still evaluating FSP 140-d but believe there would be no material change to our financial statements based on this current proposal issued by the FASB.

Results of Operations – Consolidated Earnings Comparisons

Continuing Operations

Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Net Interest (Expense) Income. We earn interest income primarily on our mortgage assets which include mortgage securities available-for-sale, mortgage securities trading and mortgage loans held-in-portfolio. In addition we earn interest income on servicing funds we hold as custodian along with general operating funds. Interest expense consists primarily of interest paid on borrowings secured by mortgage assets, which includes warehouse repurchase agreements and asset backed bonds.

The following table provides the components of net interest income for the nine and three months ended September 30, 2007 and 2006.

Table 2—Net Interest Income

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Mortgage securities	$83,866	$125,875	$23,517	$41,887
Mortgage loans held-in-portfolio	191,191	94,294	67,451	45,885
Other interest income	23,075	24,651	5,987	10,413

Total interest income	298,132	244,820	96,955	98,185

Interest expense:
Short-term borrowings secured by mortgage loans	—	18,135	—	157
Short-term borrowings secured by mortgage securities	22,220	7,411	9,774	4,609
Other short-term borrowings	8,587	242	7,729	221
Asset-backed bonds secured by mortgage loans	141,086	54,305	49,780	36,632
Asset-backed bonds secured by mortgage securities	12,868	3,598	5,001	576
Junior subordinated debentures	6,116	4,952	2,058	2,080

Total interest expense	190,877	88,643	74,342	44,275

Net interest income before provision for credit losses	107,255	156,177	22,613	53,910
Provision for credit losses	(192,326)	(19,876)	(99,159)	(10,286)

Net interest (expense) income	$(85,071)	$136,301	$(76,546)	$43,624

Our net interest expense increased to $85.1 million and $76.5 million for the nine and three months ended September 30, 2007, respectively, from net interest income of $136.3 million and $43.6 million for the same periods in 2006. Interest income on mortgage loans held-in-portfolio increased for the nine months ended September 30, 2007 from the same period of 2006 as a result of higher average mortgage loan balances due to the on balance sheet securitizations accounted for as financings we executed in 2006 and 2007. This increase was offset by lower interest income from our mortgage securities due to the addition of lower-yielding securities and credit deterioration of the mortgage loans underlying the mortgage securities. This increase in interest income was further offset by an increase in interest expense as a result of higher average outstanding debt balances as well as an increased cost of financing. Another major driver in the decline (increase) in net interest income (expense) from 2006 was the fact that we experienced a significant increase in our provision for credit losses, which was a result of the NHEL 2007-1 securitization being structured as a financing transaction as well as overall credit deterioration in the mortgage loan portfolio.

Table 3—Allowance for Credit Losses on Mortgage Loans – Held-in-Portfolio

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$22,452	$699	$100,096	$9,899
Provision for credit losses	192,326	19,876	99,159	10,286
Charge-offs	(42,362)	(3,288)	(25,838)	(2,785)
Recoveries	2,792	367	1,791	254

Balance, end of period	$175,208	$17,654	$175,208	$17,654

Based on generally accepted accounting principles, for our mortgage loans held-in-portfolio, we must maintain an allowance for credit losses at a level that estimates the probable losses inherent in the loans. As a result, because these loans have been legally sold into a securitization trust which has provided long-term nonrecourse financing for these loans, there are instances when the charge to earnings through our provision for credit losses can exceed the real economic investment we have in the trust (the “equity”). The equity investment at the time of securitization is defined as the difference in the cost basis of the assets legally sold to the trust and the net proceeds received from third-party bond investors. The following table presents the assets and liabilities of our securitization trusts accounted for as financing transactions as of September 30, 2007 and provides a reasonable indication of what the equity position of each trust was as of the end of the period presented.

Table 4—Condensed Balance Sheet of Securitizations Accounted for as Financing Transactions

(dollars in thousands)

	NHES 2006-MTA1	NHES 2006-1	NHES 2007-1
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$786,810	$744,831	$1,704,380
Net unamortized deferred origination costs	25,873	11,879	—
Allowance for credit losses	(7,569)	(33,993)	(133,646)

Mortgage loans – held-in-portfolio	805,114	722,717	1,570,734
Accrued interest receivable	6,403	9,639	20,622
Derivative instruments, net	—	859	(2,004)
Real estate owned	3,230	27,106	29,878

Total assets	$814,747	$760,321	$1,619,230

Liabilities:
Asset-backed bonds secured by mortgage loans	$776,191	$759,043	$1,655,255
Other liabilities	730	1,384	3,235

Total liabilities	776,921	760,427	1,658,490
Equity (deficit)	37,826	(106)	(39,260)

Total liabilities and equity (deficit)	$814,747	$760,321	$1,619,230

As shown in table 5 below, our average net security yield on our mortgage securities decreased to 11.39% and 6.71% for the nine and three months ended September 30, 2007 from 34.38% and 28.62% for the same periods of 2006. The decrease in our average security yield for the nine and three months ended September 30, 2007 compared to the same periods in 2006 is primarily a result of margin compression caused by credit deterioration of the underlying mortgage loans.

The following table presents the average balances for our mortgage securities, mortgage loans held-in-portfolio and our repurchase agreement and securitization financings for those assets with the corresponding yields for the nine and three months ended September 30, 2007 and 2006. The interest income and expense used in the calculations includes the effects of premium amortization, discount accretion, debt issuance cost amortization and commitment fees on warehouse lines of credit.

Table 5—Net Interest Income Analysis

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Mortgage securities interest analysis
Average balances:
Mortgage securities (A)	$571,106	$445,414	$521,492	$513,000
Short-term borrowing secured by mortgage securities	266,630	159,667	186,263	285,031
Asset-backed bonds secured by mortgage securities	292,867	68,159	331,500	33,405

Yield analysis:
Interest income (A)	19.58%	37.68%	18.04%	32.66%
Interest expense short-term borrowings	11.11%	6.19%	20.99%	6.47%
Interest expense asset-backed bonds	5.86%	7.04%	6.03%	6.89%

Total financing expense	8.36%	6.44%	11.41%	6.51%

Net interest spread	11.22%	31.24%	6.63%	26.15%

Net yield (B)	11.39%	34.38%	6.71%	28.62%

Mortgage loans held-in-portfolio interest analysis
Average balances:
Mortgage loans held-in-portfolio	$3,216,355	$1,643,763	$3,400,278	$2,354,519
Asset-backed bonds secured by mortgage loans held-in-portfolio	3,221,388	1,255,370	3,389,600	2,473,127
Short-term borrowing secured by mortgage loans held-in-portfolio	—	438,012	—	10,035

Yield analysis:
Interest income	7.93%	7.65%	7.93%	7.80%
Interest expense asset-backed bonds	5.84%	5.77%	5.87%	5.92%
Interest expense short-term borrowings	—	5.52%	—	6.26%

Total financing expense	5.84%	5.70%	5.87%	5.93%

Net interest spread	2.09%	1.95%	2.06%	1.87%

Net yield (B)	2.08%	1.77%	2.08%	1.55%

(A)	Consists of the average cost basis of our mortgage securities-available-for-sale portfolio as well as the average fair value of our mortgage securities trading portfolio. The yield information does not give effect to the changes in fair value of our mortgage securities-available-for-sale portfolio which are reflected as a component of shareholders’ equity.
(B)	Net yield is calculated as the net interest income divided by the average daily balance of the asset. The net yield will not equal the net interest spread due to the difference in denominators of the two calculations.

(Losses) Gains on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. Additionally, the derivative instruments on our balance sheet which are not included in discontinued operations represent derivative instruments which have been transferred into our securitization trusts structured as financings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. Any cash flows from these derivatives projected to flow to our residual securities are included in the valuation. As a result of declining interest rates, the losses on derivative instruments from continuing operations were $2.9 million and $9.4 million for the nine and three months ended September 30, 2007, respectively, as compared to a gain of $109,000 for the nine months ended September 30, 2006. There were no gains or losses on derivative instruments from continuing operations for the three months ended September 30, 2006.

Fair Value Adjustments. We recorded net losses due to fair value adjustments of $58.2 million and $32.0 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the nine months ended September 30, 2007, respectively. The trading securities had a negative fair value adjustment of approximately $237.9 million and $148.2 million for the nine and three months ended September 30, 2007, respectively, while the CDO asset-backed bonds had a positive fair value adjustment of $179.7 million and $116.2 million, respectively. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities as well as poor credit performance of the underlying mortgage loans.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the nine and three months ended September 30, 2007, we recorded an impairment loss of $72.2 million and $46.2 million, respectively, compared to $13.2 million and $6.8 million during the same periods of 2006. The increase in impairments in 2007 was primarily driven by an increase in projected losses due to the deteriorating credit quality of the loans underlying the securities declining and the fact that we changed the expected call date assumption used in valuing our residual securities. Previously, we estimated cash flows on our residual securities thru the clean-up call date. We have extended our estimate of time that the residual securities will be outstanding further into the future due to our inability to exercise the clean-up call right we retain from the related securitizations. Because of our liquidity concerns and the fact that it takes a significant amount of capital to exercise the clean-up call, which includes repurchasing loans from the securitization trusts, we extended the estimated call dates into the future based on management’s best estimate. As the call date extends into the future, the fair value of the overcollateralization bond, included in our residual securities, will decline significantly due to higher expected credit losses.

The following table summarizes the impairment on our mortgage securities – available-for-sale by mortgage security for the nine and three months ended September 30, 2007 and September 30, 2006.

Table 6—Impairment on Mortgage Securities – Available-for-Sale by Mortgage Security

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Mortgage Securities – Available-for-Sale:
NMFT Series 2002-3	$545	$—	$—	$—
NMFT Series 2003-1	4,563	—	3,774	—
NMFT Series 2003-2	1,813	—	1,813	—
NMFT Series 2003-3	3,078	—	1,427	—
NMFT Series 2003-4	1,708	—	1,101	—
NMFT Series 2004-1	4,228	—	2,903	—
NMFT Series 2004-2	3,349	—	3,349	—
NMFT Series 2004-2 CT Bond	74	—	—	—
NMFT Series 2004-3	4,717	—	4,717	—
NMFT Series 2004-4	5,406	—	5,406	—
NMFT Series 2005-1	11,900	—	10,201	—
NMFT Series 2005-2	5,973	—	1,209	—
NMFT Series 2005-3	7,995	531	5,389	531
NMFT Series 2005-4	4,187	7,738	3,723	1,286
NMFT Series 2005-4 CT Bond	264	—	264	—
NMFT Series 2006-2	1,188	2,483	188	2,483
NMFT Series 2006-3	752	2,497	752	2,496
NMFT Series 2006-4	2,603	—	—	—
NMFT Series 2006-5	2,252	—	—	—
NMFT Series 2006-6	5,614	—	—	—

Impairment on mortgage securities – available-for-sale	$72,209	$13,249	$46,216	$6,796

Fee Income. Our fee income declined to $17.1 million and $6.6 million for the nine and three months ended September 30, 2007 respectively, from $19.7 million and $7.1 million for the same periods of 2006. Fee income primarily consists of service fee income. Service fees are paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received. These fees are approximately 0.50% of the outstanding balance of the loans being serviced. Fees paid by borrowers on loans serviced are considered ancillary fees related to loan servicing and include late fees and processing fees. Revenue is recognized on fees received from borrowers when an event occurs that generates the fee and they are considered to be collectible. Servicing fees received from the securitization trusts, including securitizations structured as financings, were $42.4 million and $12.8 million for the nine and three months ended September 30, 2007, respectively, compared with $44.5 million and $14.7 million for the same periods of 2006. Servicing fees paid by the trusts structured as financings are eliminated upon consolidation.

The amortization of mortgage servicing rights is also included in fee income. Mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. Amortization of mortgage servicing rights decreased to $23.3 million and $6.1 million for the nine and three months ended September 30, 2007, respectively, from $23.5 million and $8.0 million for the same periods in 2006 due to a decrease in prepayment speeds.

Due to the sale of our servicing rights to Saxon on November 1, 2007, our fee income will be minimal in the fourth quarter.

Premiums for Mortgage Loan Insurance. The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on loans maintained on our balance sheet are paid by us and are recorded as a portfolio cost and included in the statement of operations under the caption “Premiums for mortgage loan insurance”. These premiums totaled $12.1 million and $4.5 million for the nine and three months ended September 30, 2007, respectively, compared to $4.4 million and $2.1 million for the same periods of 2006. The increase in premiums on mortgage loan insurance for the nine and three months ended September 30, 2007 as compared to the same period in the prior year is due to the large increase of loans-held-in-portfolio on our condensed consolidated balance sheet.

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

The assumptions we use to value our mortgage securities – available-for-sale consider this risk. For the NHES Series 2007-1 the mortgage loans that were transferred into the trust had mortgage insurance coverage at the time of transfer of 44% of total principal. As of September 30, 2007, 51% of the total principal of our securitized loans, excluding NHES 2006-MTA1, had mortgage insurance coverage compared to 52% as of September 30, 2006. We have excluded our NHES 2006-MTA1 deal from our analysis of securitized loans with mortgage insurance due to the low percentage of mortgage insurance purchased on those loans due to their higher credit quality.

General and Administrative Expenses. The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services, loan expense, marketing expense and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Loan expense primarily consists of expenses relating to the underwriting of mortgage loans that do not fund successfully and servicing costs. Marketing expenses primarily consist of costs for purchased loan leads, advertising and business promotion. Other expense primarily includes miscellaneous banking fees and travel and entertainment expenses. General and administrative expenses increased to $97.6 million and $29.7 million for the nine and three months ended September 30, 2007, respectively as compared to $84.1 million and $25.5 million for the same periods of 2006. Factors contributing to the increase for the nine month comparative period were:

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

•	$6.2 million of loan expense charges related to servicing advances we deemed uncollectible.

•	$5.8 million excise tax reversal included in the “Other” category.

Income and Excise Taxes & REIT Status

We previously elected to be treated as a REIT for federal income tax purposes and, as a result, were not required to pay any corporate level income taxes as long as we remained a REIT and distributed 100 percent of our taxable income in the form of dividend distributions to our shareholders. During the third quarter of 2007, we were unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006. This action resulted in our loss of REIT status retroactive to January 1, 2006. The failure to satisfy the REIT distribution test resulted from the substantial decline in our market capitalization during recent months, combined with our inability to consummate a planned rights offering and demands on our liquidity.

We had planned to revoke REIT status in 2008. On May 3, 2007, our Board of Directors approved a resolution enabling management to take the necessary steps to revoke our REIT election effective January 1, 2008. The termination of REIT status two year’s prior to our plan adversely impacted our financial statements. The impact of the termination of our REIT status has been reflected in our third quarter financial statements.

As a result of our termination of REIT status, we elected to file a consolidated federal income tax return with our eligible affiliated members. We reported taxable income in 2006 of approximately $212 million which resulted in a tax liability of approximately $74 million. After applying our payments and credits, we reported an amount owed to the IRS of approximately $67 million. We applied for and received an extension of time to pay our income taxes due to our expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow us to reduce all of our taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. We will, however, be required to pay interest and any penalties that apply on the balance due to the IRS in 2008.

Because of our decision earlier this year to revoke our REIT status effective January 1, 2008, we had scheduled the reversal of deductible and taxable temporary differences as of December 31, 2006 (as well as new temporary differences originating during 2007) for amounts to be realized during our planned final calendar year as a REIT and for amounts to be realized in subsequent taxable years. Since we had planned to be taxable as a C corporation effective for 2008 and subsequent taxable years, we had recorded deferred taxes as of June 30, 2007 based on estimated cumulative temporary differences at January 1, 2008 that were expected to reverse in subsequent taxable years. Since we terminated our REIT status effective January 1, 2006 and were taxable as a C corporation for 2006 and will be taxable as a C corporation for 2007, we recorded deferred taxes as of September 30, 2007 based on the estimated cumulative temporary differences as of the current date, instead of as of January 1, 2008.

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

We examine and weigh all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. We consider the relevancy of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, we evaluate the realization of our recorded deferred tax assets on an interim and annual basis. We do not record a valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that our deferred tax asset will be realized.

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

Based on the evidence available as of September 30, 2007, including the significant pre-tax losses incurred by us in both the current quarter and the previous quarter, the ongoing disruption to the credit markets, the liquidity issues facing us and the decision by us to close all of our wholesale and correspondent operations and a substantial portion of our retail operations, we believe that it is more likely than not that we will not realize the deferred tax assets.

In determining the amount of valuation allowance to record as of September 30, 2007, we concluded that it is more likely than not that our entire net deferred tax asset will not be realized. Based on these conclusions, we recorded a valuation allowance of $316.1 million for deferred tax assets as of September 30, 2007 compared to $0.7 million as of December 31, 2006.

As of September 30, 2007, we had a federal net operating loss of approximately $528.9 million. We are expecting to carryback $196.1 million of the 2007 projected federal net operating loss against our 2006 taxable income and have recorded a current receivable for such benefit. The receivable was netted against the 2006 federal liability previously described. The remaining $332.8 million federal net operating loss may be carried forward to offset future taxable income. If not used, this net operating loss will begin to expire in 2025.

When we were a REIT, we were subject to federal excise tax. An excise tax was incurred if we distributed less than 85 percent of our taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, we included dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of a REIT’s taxable income exceeds dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the nine months ended September 30, 2007 and 2006, we accrued excise tax (benefit) expense of approximately $(5.8) million and $3.4 million, respectively. Excise tax (benefit) expense is recorded in the other component of general and administrative expenses on our condensed consolidated statements of operations. As of September 30, 2007, we had no accrued excise tax payable compared to $4.7 million as of December 31, 2006. In lieu of requesting a refund of our excise tax payment of $5.9 million, we applied this payment to our 2006 federal income tax liability. The excise tax payable is reflected as a component of accounts payable and other liabilities on our condensed consolidated balance sheets.

In November 2007, NFI Holding Corporation, a wholly-owned subsidiary of NovaStar Financial, Inc., was notified that the IRS has selected its 2005 federal income tax return for examination.

Mortgage Loan Servicing

Servicing income, before amortization of mortgage servicing rights includes fee income and interest income, which is earned on custodial bank accounts. The costs of servicing include the general and administrative expenses incurred by our servicing operation as well as allocated corporate expenses. The mortgage loan servicing segment reported net losses of $78,000 and $5.4 million for the nine and three months ended September 30, 2007 as compared to net income of $8.8 million and $4.2 million for the nine and three months ended September 30, 2006. The decrease in net income from 2006 is due to the significant increase in interest expense on short-term borrowings as a result of our increase in borrowings against servicing assets.

On November 1, 2007, we closed the sale of our mortgage servicing rights. The remaining servicing operations will cease during the fourth quarter of 2007.

Discontinued Operations

Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Net Interest Income (Expense). The interest income we earn on our mortgage loans held-for-sale is included in discontinued operations as well as the interest expense on our borrowings used to finance the loans.

The following table provides the components of net interest income for the nine and three months ended September 30, 2007 and 2006.

Table 7—Net Interest Income

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Mortgage loans held-for-sale	$73,271	$117,947	$13,983	$48,667
Other interest income	1,091	3,330	40	1,645

Total interest income	74,362	121,277	14,023	50,312

Interest expense:
Short-term borrowings secured by mortgage loans	62,516	79,107	18,286	31,089

Total interest expense	62,516	79,107	18,286	31,089

Net interest income (expense)	$11,846	$42,170	$(4,263)	$19,223

Our net interest income (expense) from discontinued operations decreased to $11.8 million and $(4.3) million for the nine and three months ended September 30, 2007, respectively, from $42.2 million and $19.2 million for the same periods in 2006. Interest income on mortgage loans held-for-sale decreased for the nine and three months ended September 30, 2007 from the same periods of 2006 primarily as a result of lower than average mortgage loan balances resulting from lower originations as well as higher financing costs due to commitment fees charged by Wachovia for our current financing facilities.

(Losses) Gains on Sales of Mortgage Assets. We recorded losses on sales of mortgage assets for the nine and three months ended September 30, 2007 of $15.6 million and $3.5 million respectively, as compared to gains on sales of mortgage assets of $52.0 million and $27.8 million for the same periods of 2006. The losses on sales of mortgage assets in 2007 are primarily a result of the depressed 2007 subprime market which led us to shutdown our lending businesses in the third quarter of 2007. See Table 8 and Table 9 for a quarterly summary of our securitization and third party sale transactions for 2007 and 2006. Also contributing to the losses on sales of mortgage assets for the nine and three months ended September 30, 2007 are losses we recorded related to valuation adjustments and liquidations of real estate owned. Our real estate owned increased due to the poor credit performance of the 2006 loan vintage and due to loans we repurchased from our loan sales in 2006 and 2007 and from our securitizations in 2006.

The following table summarizes our securitizations of structured as sales for the nine and three months ended September 30, 2007 and 2006. We did not execute any securitizations as sales during the first and third quarters of 2007 and do not intend to execute any securitizations in the near future due to the shutdown of our mortgage lending operations in the third quarter of 2007.

Table 8—Mortgage Loans Transferred in Securitizations Structured as Sales

(dollars in thousands)

					Weighted Average Assumptions Underlying Initial Value of Mortgage Securities – Available-for-Sale
	Principal Amount	Whole Loan Price Used in the Initial Valuation of Retained Interests	Net (Loss) Gain Recognized	Initial Cost Basis of Residual Securities	Constant Prepayment Rate	Discount Rate	Expected Total Credit Losses, Net of Mortgage Insurance
2007:
Second quarter	$1,400,000	99.33%	$(4,981)	$56,387	34%	20%	5.70%

2006:
First quarter	$378,944	101.49%	$1,203	$9,485	43%	15%	2.36%
Second quarter	1,711,844	102.03%	18,325	49,905	44%	15%	2.53%
Third quarter	2,174,900	102.20%	26,051	61,635	43%	15%	3.44%

Total	$4,265,688	102.07%	$45,579	$121,025	43%	15%	2.98%

Table 8 demonstrates the credit deterioration in the subprime market by the increase in expected credit losses from 2006 to 2007.

The following table summarizes our sales of nonconforming loans to third parties during the nine and three months ended September 30, 2007 as compared to the same periods in 2006. We had no transactions classified for accounting purposes as mortgage loans sales to third parties during the third quarter of 2007. This table illustrates the weak subprime mortgage market in 2007 through lower whole loan values and even tighter mortgage banking profit margins in 2007 as compared to 2006. We sold $300.5 million of loans to Wachovia during the nine and three months ended September 30, 2007 as part of the MLPA. We have subsequently sold $364.3 million of loans and expect no more sales under the MLPA. These loan sales to Wachovia did not qualify as sales for accounting purposes in the third quarter of 2007 and, therefore, are not reflected in this table. These transactions will qualify as sales for accounting purposes during the fourth quarter of 2007. We do not expect to incur any gain or loss on the sale during the fourth quarter of 2007 because the mortgage loans have already been marked down through a lower of cost or market valuation adjustment to the sales price of 92% of par. The corresponding charge to earnings occurred during the third quarter of 2007 and is included in the “(Loss) income from discontinued operations, net of income tax” line of our condensed consolidated statements of operations. See “Valuation adjustments on mortgage loans held-for-sale” for discussion of these amounts.

Table 9—Mortgage Loan Sales to Third Parties – Nonconforming

(dollars in thousands)

	Principal Amount	Net (Loss) Gain Recognized	Weighted Average Price to Par of the Loans Sold
2007:
First Quarter	$73,686	$(1,887)	101.82%
Second Quarter	170,439	(471)	100.77%

Total	$244,125	$(2,358)	101.09%

2006:
First Quarter	$358,991	$(173)	101.16%
Second Quarter	434,065	5,997	101.63%
Third Quarter	693,776	4,948	101.50%

Total	$1,486,832	$10,772	101.46%

Activity in the reserve for repurchases is as follows for the nine and three months ended September 30, 2007 and 2006 (dollars in thousands):

Table 10—Reserve for Repurchases

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$24,773	$2,345	$3,512	$1,760
Provision for repurchased loans	4,253	6,497	642	5,345
Transfer to the allowance for the lower of cost or fair value on mortgage loans – held-for-sale	(23,206)	(3,751)	(877)	(2,219)
Charge-offs, net	(2,668)	(427)	(125)	(222)

Balance, end of period	$3,152	$4,664	$3,152	$4,664

(Losses) Gains on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. The derivative instruments included in discontinued operations include those which have never been assigned into a securitization trust. The losses on derivative instruments from discontinued operations were $4.3 million and $3.5 million for the nine and three months ended September 30, 2007, respectively, as compared to a gain of $7.7 million and a loss of $6.9 million for the nine and three months ended September 30, 2006, respectively. During October 2007, we terminated all of our derivative instruments included in discontinued operations as of September 30, 2007 except for two interest rate cap agreements. The cash impact from termination was minimal.

Valuation Adjustments for Mortgage Loans Held-for-Sale. We recorded a charge to earnings from the lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $98.9 million and $74.4 million for the nine and three months ended September 30, 2007, respectively. The increase in this adjustment was primarily the result of the significant decline in whole loan values in 2007 caused by investor concerns over deteriorating credit quality in the subprime whole loan secondary market which led us to sell a substantial portion of our mortgage loans held-for-sale to Wachovia at 92% of par. We also significantly marked down our nonperforming assets to reflect current market prices for such assets.

General and Administrative Expenses. The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services, loan expense, marketing expense and other expense. General and administrative expenses for discontinued operations increased to $116.8 million and $64.5 million for the nine and three months ended September 30, 2007, respectively as compared to $73.9 million and $24.0 million for the same periods of 2006. The increase for the nine months ended September 30, 2007 as compared to 2006 is due to the $47.2 million accrual for the NHMI litigation judgment discussed in “Item 1. Legal Proceedings”. Without this accrual, general and administrative expenses would have slightly decreased for the nine and three months ended September 30, 2007 as compared to the same periods of 2006 due to the exit of our lending businesses.

Financial Condition as of September 30, 2007 and December 31, 2006

Cash and Cash Equivalents.

See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Loans—Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the nine months ended September 30, 2007.

Table 11—Rollforward of Mortgage Loans—Held-in-Portfolio

(dollars in thousands)

Beginning principal balance	$2,101,768
Borrower repayments	(679,365)
Capitalization of interest	33,900
Transfers of mortgage loans from held-for-sale	1,888,776
Transfers to real estate owned	(109,057)

Ending principal balance	3,236,022
Net unamortized deferred origination costs	26,859

Amortized cost	3,262,881
Allowance for credit losses	(175,208)

Mortgage loans held-in-portfolio	$3,087,673

Our portfolio of mortgage loans held-in-portfolio increased to $3.1 billion at September 30, 2007 from $2.1 billion at December 31, 2006. During the first quarter of 2007 we transferred mortgage loans with a principal balance of $1.9 billion from the held-for-sale classification to the held-in-portfolio classification which were used as the underlying collateral for our NHEL 2007-1 securitization, which was structured as a financing and completed in the first quarter.

The following table provides delinquency information for our loans classified as held-in-portfolio as of September 30, 2007 and December 31, 2006.

Table 12—Mortgage Loans – Held-in-Portfolio Delinquencies

(dollars in thousands)

	As of September 30, 2007		As of December 31, 2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$2,877,746	89%	$2,013,541	96%
30-59 days delinquent	101,652	3	29,316	1
60-89 days delinquent	61,838	2	15,593	1
90 + days delinquent	27,022	1	5,080	—
In process of foreclosure	167,764	5	38,238	2

Total principal	$3,236,022	100%	$2,101,768	100%

Mortgage Securities Available-for-Sale and Trading. The following tables summarize our mortgage securities – available for sale and trading portfolios and the current assumptions and assumptions at the time of securitization as of September 30, 2007 and December 31, 2006.

Table 13—Valuation and Assumptions for Individual Mortgage Securities – Available-for-Sale and Trading (dollars in thousands):

As of September 30, 2007

				Current Assumptions			Assumptions at Trust Securitization
Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series – Available-for-Sale:
2002-3	$2,440	$30	$2,470	15%	32%	0.6%	20%	30%	1.0%
2003-1	4,593	—	4,593	15	23	1.7	20	28	3.3
2003-2	4,330	—	4,330	15	21	1.1	28	25	2.7
2003-3	2,381	—	2,381	15	18	1.1	20	22	3.6
2003-4	2,241	—	2,241	15	23	1.4	20	30	5.1
2004-1	245	—	245	15	28	2.2	20	33	5.9
2004-2	1,691	—	1,691	15	28	2.1	26	31	5.1
2004-3	17,576	—	17,576	15	29	2.6	19	34	4.5
2004-4	9,486	—	9,486	15	34	2.2	26	35	4.0
2005-1	4,233	—	4,233	20	34	2.9	15	37	3.6
2005-2	1,731	—	1,731	20	35	2.6	13	39	2.1
2005-3	2,527	—	2,527	20	35	2.6	15	41	2.0
2005-3 (C)	334	595	929	20	N/A	N/A	N/A	N/A	N/A
2005-4	2,731	—	2,731	20	38	3.4	15	43	2.3
2005-4 (C)	1,099	—	1,099	20	N/A	N/A	N/A	N/A	N/A
2006-2	3,643	—	3,643	20	36	5.3	15	44	2.4
2006-3	4,080	—	4,080	20	36	6.8	15	43	3.0
2006-4	5,089	19	5,108	20	37	6.4	15	43	2.9
2006-5	5,750	509	6,259	20	36	8.9	15	43	3.9
2006-6	6,568	2,363	8,931	20	34	7.9	15	41	3.7

Total	$82,768	$3,516	$86,284

NMFT Series – Trading Securities:
2007-2	$47,653	$(5,906)	$41,747	20%	23%	9.6%	20%	34%	5.7%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date – represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Represents derivative cash flow bonds (“CT Bonds”).

As of December 31, 2006

				Current Assumptions			Assumptions at Trust Securitization
Securitization Trust	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2002-3	$3,384	$56	$3,440	20%	35%	0.4%	20%	30%	1.0%
2003-1	9,398	418	9,816	20	32	1.3	20	28	3.3
2003-2	5,458	2,450	7,908	20	31	0.8	28	25	2.7
2003-3	5,255	254	5,509	20	29	0.8	20	22	3.6
2003-4	3,509	1,513	5,022	20	38	1.0	20	30	5.1
2004-1	13,511	3,170	16,681	20	47	1.3	20	33	5.9
2004-1 (D)	132	—	132	20	N/A	N/A	N/A	N/A	N/A
2004-2	14,321	4,492	18,813	20	47	1.3	26	31	5.1
2004-2 (D)	1,322	60	1,382	20	N/A	N/A	N/A	N/A	N/A
2004-3	24,939	8,982	33,921	19	48	1.5	19	34	4.5
2004-4	16,237	8,684	24,921	20	56	1.3	26	35	4.0
2005-1	20,525	4,558	25,083	15	60	1.7	15	37	3.6
2005-2	13,831	67	13,898	13	54	1.5	13	39	2.1
2005-3	13,047	1,169	14,216	15	51	1.5	15	41	2.0
2005-3 (C)	47,814	(1,131)	46,683	N/A	N/A	N/A	N/A	N/A	N/A
2005-3 (D)	6,423	1,473	7,896	15	N/A	N/A	N/A	N/A	N/A
2005-4	11,087	1,194	12,281	15	49	2.0	15	43	2.3
2005-4 (D)	5,278	1,143	6,421	15	N/A	N/A	N/A	N/A	N/A
2006-2	13,835	—	13,835	15	46	3.2	15	44	2.4
2006-3	13,746	—	13,746	15	45	4.3	15	43	3.0
2006-4	19,019	—	19,019	15	45	3.5	15	43	2.9
2006-5	22,181	—	22,181	15	44	4.8	15	43	3.9
2006-6	26,508	—	26,508	15	42	3.9	15	41	3.7

Total	$310,760	$38,552	$349,312

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date – represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Consists of the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represents derivative cash flow bonds (“CT Bonds”).

As of September 30, 2007 and December 31, 2006 the fair value of our mortgage securities – available-for-sale was $86.3 million and $349.3 million, respectively. The decline is mostly due to compressed margins, an increase in expected credit losses and normal paydowns.

The following tables provide a summary of our portfolio of trading securities at September 30, 2007 and December 31, 2006:

Table 14—Mortgage Securities—Trading

(dollars in thousands)

As of September 30, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,203	$1,187	1	6.70%
A	21,263	20,712	12,594	5	8.07
A-	17,932	16,358	8,080	4	11.60
BBB+	52,802	50,712	26,391	15	9.23
BBB	129,795	121,699	53,051	31	10.79
BBB-	165,890	152,937	64,017	35	13.02
BB+	31,733	26,956	6,917	12	16.60
BB	13,500	10,776	2,854	5	19.35
Unrated	N/A	47,653	41,747	1	20.00

Total	$435,114	$450,006	$216,838	109	13.14%

As of December 31, 2006

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,202	$2,195	1	6.40%
A	15,692	15,444	15,466	3	6.96
A-	13,432	12,338	12,227	4	10.52
BBB+	53,657	51,442	51,367	14	8.56
BBB	99,795	93,035	92,750	24	9.71
BBB-	135,890	121,971	120,003	28	11.94
BB+	31,733	25,584	25,181	8	16.25
BB	13,500	10,029	10,172	3	19.50

Total	$365,898	$332,045	$329,361	85	11.03%

As of September 30, 2007 and December 31, 2006, mortgage securities – trading consisted of residual securities, subordinated securities which were retained from our securitization transactions and subordinated securities purchased from other issuers. The aggregate fair market value of these securities as of September 30, 2007 and December 31, 2006 was $216.8 million and $329.4 million, respectively. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds and estimates the fair value of the subordinated securities based on quoted market prices. The market value of our mortgage securities—trading fluctuates inversely with bond spreads in the market. Generally, as bond spreads widen (i.e. investors demand more return), the value of our mortgage securities—trading will decline, alternatively, as they tighten, the market value of our mortgage securities – trading will increase. We recognized net trading losses of $237.9 million and $148.2 million for the nine and three months ended September 30, 2007, respectively. We recognized net trading gains (losses) of $2.9 million and $(1.4) million for the same periods of 2006. If bond spreads continue to widen or credit performance continues to deteriorate, we could experience additional mark-to-market losses on our mortgage securities—trading if this trend does not reverse.

Mortgage Servicing Rights. We retain the right to service mortgage loans we originate, purchase and have securitized. Servicing rights for loans we sell to third parties are not retained and we have not purchased the right to service those loans. As of September 30, 2007, we had $49.3 million in capitalized mortgage servicing rights compared with $62.8 million as of December 31, 2006. The decrease is due to normal amortization which was offset by the retention of mortgage servicing rights of $9.8 million related to the NMFT Series 2007-2 securitization. On November 1, 2007, we completed a sale of all our mortgage servicing rights.

Real Estate Owned. Real estate owned relating to continuing operations at September 30, 2007 was $60.2 million. We had no real estate owned at December 31, 2006 from continuing operations. This increase is directly related to credit deterioration in our NHEL 2006-1 and 2007-1 securitizations. The stated amount of real estate owned on our consolidated balance sheet is net of expected future losses on the sale of the property.

Derivative Instruments, net. Derivative instruments, net decreased to $0.4 million at September 30, 2007 from $4.1 million at December 31, 2006. These amounts include the collateral (margin deposits) required under the terms of our derivative instrument contracts, net of the derivative instrument market values. Due to the nature of derivative instruments we use, the margin deposits required will generally increase as interest rates decline and decrease as interest rates rise. On the other hand, the market value of our derivative instruments will decline as interest rates decline and increase as interest rates rise. The value of our derivative instruments have declined as interest rates declined during the third quarter of 2007.

Short-term Borrowings We finance certain of our mortgage securities by using repurchase agreements. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. See “Liquidity and Capital Resources” for further discussion of our financing availability and liquidity.

Assets and Liabilities from Discontinued Operations

Mortgage Loans – Held-for-Sale. The following table summarizes the activity of our mortgage loans classified as held-for-sale for the nine months ended September 30, 2007.

Table 15—Rollforward of Mortgage Loans—Held-for-Sale

(dollars in thousands)

Beginning principal balance	$1,631,891
Originations and purchases	2,730,057
Borrower repayments	(41,273)
Sales to third parties	(244,125)
Sales in securitizations	(1,400,000)
Transfers to real estate owned	(40,802)
Transfers of mortgage loans to held-in-portfolio	(1,888,776)

Ending principal balance	746,972
Net deferred origination costs	(5,296)
Allowance for the lower of cost or fair value	(93,122)

Mortgage loans held-for-sale	$648,554

Our portfolio of mortgage loans held-for-sale decreased to $648.6 million at September 30, 2007 from $1.6 billion at December 31, 2006. This decrease is a result of a lower volume of originations and purchases during the nine months ended September 30, 2007 due to the fact that we discontinued our loan origination operations during the third quarter of 2007 coupled with a transfer of $1.4 billion of mortgage loans to held-in-portfolio as a result of a securitization in the first quarter which was structured as a financing. We intend to liquidate all of our mortgage loans held-for-sale in the near future.

We entered into a MLPA with Wachovia in the third quarter of 2007, providing for the purchase by Wachovia of approximately $665.0 million of our mortgage loans held-for-sale at a price of 92% of par. As of September 30, 2007, we had settled one loan sale transaction under the MLPA that included loans with a principal balance of $300.5 million. The transaction was structured legally as a sale, but for accounting purposes was treated as a financing under SFAS 140. The transaction did not qualify as a sale due to the call feature retained by us which allows us to call the loans at certain price levels and only on certain dates. Accordingly, the loans remain on our balance sheet in “Assets of discontinued operations”, and the short-term borrowings remain on our balance sheet in “Liabilities of discontinued operations”. We record interest income on the loans and interest expense on the short-term borrowings until a sale is recorded. We had the right to exercise the call option on September 30, 2007 at a price of 97% of par and on October 31, 2007 at a price of 96.50% of par but did not do so. We have the remaining right to exercise the call on November 30, 2007 at a price of 96% of par, but do not expect to do so. If we do not exercise the call feature, the transaction will qualify as a sale upon the expiration of the call feature. We would remove the cost basis of the loans as well as the short-term borrowings from our condensed consolidated balance sheets. Subsequent to September 30, 2007, we had sold $364.3 million of additional loans under the MLPA and we do not expect any additional sales under the MLPA.

In light of the 92% sale price under the MLPA, a lower of cost or market valuation adjustment of approximately $53.2 million was recorded for the nine and three months ended September 30, 2007 with respect to all loans sold under the MLPA.

Real Estate Owned. Real estate owned decreased to $17.6 million at September 30, 2007 from $21.5 million at December 31, 2006. This decrease is due to the fact that we have liquidated more properties than we have acquired through foreclosure. The stated amount of real estate owned on our consolidated balance sheet is net of expected future losses on the sale of the property.

Short-term Borrowings. Mortgage loan originations and purchases were funded with various financing facilities prior to securitization or sales to third parties. Repurchase agreements are used as interim, short-term financing before loans are sold or transferred in our securitization transactions. The balances outstanding under our short-term repurchase agreements fluctuate based on lending volume, equity and debt issuances, financing activities and cash flows from other operating and investing activities. We are currently paying down these balances and any additional borrowings under these facilities are at the sole discretion of Wachovia. See “Liquidity and Capital Resources” for further discussion of our financing availability and liquidity.

Shareholders’ (Deficit) Equity. The decrease in our shareholders’ (deficit) equity as of September 30, 2007 compared to December 31, 2006 is a result of the following increases and decreases.

Shareholders’ (deficit) equity increased by:

•	$46.4 million due to impairment on mortgage securities – available for sale reclassified to earnings;

•	$46.0 million due to the issuance of preferred stock;

•	$5.4 million due to cumulative effect adjustment from adoption of SFAS 157;

•	$3.2 million due to the issuance of common stock;

•	$1.2 million due to valuation allowance for deferred income taxes;

•	$0.9 million due to compensation recognized under the stock compensation plan;

•	$0.4 million due to changes in other miscellaneous activity; and

•	$0.2 million due to issuance of stock under incentive stock plans.

Shareholders’ (deficit) equity decreased by:

•	$602.2 million due to a net loss recognized for the nine months ended September 30, 2007;

•	$82.2 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale;

•	$7.2 million due to the reversal of tax benefit derived from capitalization of affiliates;

•	$5.9 million due to dividends accrued or paid on preferred stock;

•	$0.5 million due to adjustments on derivative instruments used in cash flow hedges reclassified to earnings; and

•	$1.1 million due to cumulative effect adjustment from the adoption of FIN 48.

As of September 30, 2007, our total liabilities exceeded our total assets under GAAP, resulting in a shareholders’ deficit. Our losses, negative cash flows from operations and our shareholders’ deficit raise substantial doubt about our ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet our obligations.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of September 30, 2007, with the exception of short-term borrowing arrangements.

Table 16—Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long—term debt (A)	$4,018,336	$1,174,622	$1,563,090	$681,919	$598,705
Junior subordinated debentures (B)	292,800	7,419	14,839	14,839	255,703
Operating leases (C)	33,046	10,650	17,546	4,484	366
Premiums due to counterparties related to interest rate cap agreements	6,063	2,952	2,983	128	—

Total	$4,350,245	$1,195,643	$1,598,458	$701,370	$854,774

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at September 30, 2007 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at September 30, 2007 for each respective obligation.
(C)	Does not include rental income of $10.3 million to be received under sublease contracts.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of September 30, 2007 and 2006 were $1.1 million and $3.2 million, respectively.

Liquidity and Capital Resources

Substantial cash is required to support our business operations.

We historically have financed our operations via warehouse and repurchase facilities, resecuritization or other asset-backed bond issuances, and equity and debt offerings based upon a consideration of numerous factors, including:

•	The financing costs involved

•	The dilutive effect to our common shareholders

•	The market price of our common stock

•	Subordination rights of lenders and shareholders

•	Collateral and other covenant requirements.

Although we have undertaken several actions to reduce our cash needs and liquidity risk, we continue to have significant cash requirements and risks as a result of our continuing and discontinued operations. Our sources of liquidity have substantially decreased and there can be no assurance that we will have available to us cash and other liquidity necessary to operate our business.

Overview of Significant Factors Affecting Liquidity During the Nine Months Ended September 30, 2007

We had $51.5 million in unrestricted cash and cash equivalents at September 30, 2007, which was a decrease of $99.0 million from December 31, 2006. The $51.5 million includes $18.5 million of funds which were repaid to Wachovia during the first two business days of October. Subsequent to September 30, 2007, our unrestricted cash has been impacted by the events described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our financial statements. As disclosed elsewhere, our intent is to us available cash inflows in excess of immediate operating needs, including debt service payments, to repay our secured debt with Wachovia. We no longer disclose any availability under our financing facilities because any future availability is at the sole discretion of Wachovia and there can be no assurance that Wachovia will provide additional advances to us. See “Wachovia Short-Term Borrowings Repayment” for further discussion.

Sale of Mortgage Servicing Rights. On October 12, 2007, we entered into the MSR Transfer Agreement for the sale to Saxon of all of our mortgage servicing rights and servicing advances relating to our securitizations. The transaction closed on November 1, 2007 and provided $147.0 million of cash to us after deduction of certain expenses. An additional $7.9 million is expected to be released upon the delivery of all closing documents. We retained $21.5 million of the proceeds from the sale and used the remaining proceeds to payoff our outstanding borrowings with Deutsche Bank and significantly paydown our short-term borrowings with Wachovia. The Deutsche Bank Servicing Advance Facility and the Wachovia Servicing Rights Facility terminated as a result of the satisfaction of all obligations thereunder upon the closing of the sale of our mortgage servicing rights. The $7.9 million is expected to be paid to Wachovia upon its release to reduce outstanding borrowings.

Wachovia Short-Term Borrowings Repayment. As of September 30, 2007, we were out of compliance with the net worth covenant in our repurchase agreements with Wachovia but have obtained a waiver to be in compliance. The waiver expires on November 30, 2007. We expect to be out of compliance with the net worth covenant subsequent to November 30, 2007 and there can be no assurance that we will be able to obtain additional waivers or amendments. If we cannot obtain additional waivers or amendments, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause us to file bankruptcy.

We have made it a priority to repay our outstanding borrowings with Wachovia and have been selling our mortgage assets to generate cash to repay these borrowings. Our plan is to continue to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s outstanding borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. As of November 13, 2007, we had $83.9 million of short-term borrowings outstanding with Wachovia and still owed approximately $11.8 million in commitment fees. The cash flows which we will use to repay Wachovia will most likely be generated from the following sources:

•	Remaining proceeds from the sale of mortgage servicing rights;

•	Sale or liquidation of nonperforming assets; and

•	Monthly cash proceeds from our portfolio of mortgage securities.

While we believe that we can successfully repay Wachovia in a manner that is to Wachovia’s satisfaction, there can be no assurance we will be able to generate the cash flows needed to meet Wachovia’s repayment expectations. During and after this period of repayment, any new advances or availability provided to us will be at Wachovia’s sole discretion and there can be no assurance of any future advances or availability under the Wachovia facilities. As a result, any unforeseen adverse liquidity events could cause us to exhaust our cash balances and may result in us filing bankruptcy. Additionally, if we were unable to repay Wachovia to their satisfaction, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause us to file bankruptcy.

Future Liquidity and Going Concern Considerations. Our residual and subordinated mortgage securities are currently our only source of significant positive cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. Our recently commenced retail mortgage loan brokerage operations do not currently generate positive cash flows. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. Any new advances under our financing facilities are at Wachovia’s sole discretion. If, as the cash flows from mortgage securities decrease, we are unable to expand our mortgage brokerage business or recommence our mortgage loan origination business on a profitable basis, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities and are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

Other Significant Cash and Availability Events. As a result of the 2007 subprime environment, we used up significant cash reserves during the nine months ended September 30, 2007. Our cash balances declined by approximately $99.0 million during the nine months ended September 30, 2007 primarily due to the following events:

During the nine months ended September 30, 2007, poor credit performance of subprime loans and wider bond spreads on mortgage-backed securities caused a significant decline in the fair value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, during the nine months ended September 30, 2007, we were subject to cash margin calls of approximately $138.0 million and $57.7 million, respectively, on our mortgage securities and mortgage loans held-for-sale. We could continue to be subject to additional margin calls if the value of our mortgage assets declines further. In October 2007, we were subject to an additional $26.5 million margin call on our mortgage loans and securities by Wachovia. We satisfied the margin call by using our availability under the Mortgage Servicing Rights and Residual Securities facilities. There is no assurance that if we are subject to additional margin calls that we will be able to satisfy them. If we are unable to satisfy them we may be forced to file bankruptcy.

We have invested approximately $68.8 million and $40.4 million of cash in our mortgage loans held-for-sale on our balance sheet as of September 30, 2007 and December 31, 2006, respectively, which consists of the difference between the current principal on the loans and the lending value assigned to the loans by our lenders. Also contributing to this investment of cash is the fact that we are financing a larger balance of delinquent mortgage loans which have a lower lending value and consequently require a larger cash investment by us because the amount we can borrow against these assets is very low.

We also had significant cash outlays in 2007 to repurchase loans sold to third parties during 2006. When whole pools of mortgage loans are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. The cash we must have on hand to repurchase these loans is much higher than the principal amount of the loan as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Typically, repurchased loans have subsequently been financed on our warehouse repurchase agreements if eligible and then liquidated or sold. We paid $104.3 million in cash during the nine months ended September 30, 2007 to repurchase loans sold to third parties. Significant capital is tied up in these assets as the lending values assigned to these assets is usually much lower than newly originated loans and some may not be eligible for financing. There can be no assurance that we will have cash or financing available for further loan repurchases.

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

During the first and second quarter of 2007, we closed two loan securitizations. The net cash inflow from these transactions was $24.4 million. Generally, our securitizations are a net positive cash flow event due to the financing we receive on the residual security we retain. We did not close any loan securitization during the third quarter of 2007.

Other Strategic Liquidity Initiatives. As a result of the decrease in liquidity, we completed several strategic initiatives to attempt to ensure adequate liquidity levels for our business operations which included:

To help reduce margin call risk and as a result of the value of our mortgage loans held-for-sale continuing to dramatically decline in the third quarter, we entered into a mortgage loan sale agreement with Wachovia to sell substantially all of our mortgage loans held-for-sale which are not and, have never been, delinquent for a price of 92% of par with a 50 basis point holdback for potential early payment defaults. As of September 30, 2007 and November 13, 2007, we had sold approximately $300.5 million and $664.8 million, respectively, of our mortgage loans held-for-sale. Because the amount borrowed against these assets was greater than the amount we received upon the sale of these assets, the $300.5 million sale which settled in September resulted in a $5.0 million decrease to cash. The cash impact for sales which settled in the fourth quarter will be minimal as the loans are currently being financed at approximately 92.70% of par. We do not expect any further transactions under the MLPA. See Note 16 for discussion of the accounting treatment of loans sold to Wachovia which are subject to this agreement.

In addition to sales under the Wachovia MLPA, we are actively pursuing the sale to other third party investors of all of our mortgage loans held-for-sale that did not meet the eligibility criteria for sale under the Wachovia MLPA. Most of our remaining mortgage loans held-for-sale are non-performing. Yet, a portion of these loans do have mortgage insurance. Sale proceeds must be used to repay the amount of any financing outstanding with respect to these loans. To the extent that proceeds are insufficient to repay such financing, these additional loan sales will have a negative impact on our cash position. On November 2, 2007, we closed the sale of a pool of nonperforming assets with a principal balance of $62.0 million for $26.2 million in cash of which $25.1 went to Wachovia to pay down borrowings against those assets.

In the second quarter, we closed a $100 million financing facility to provide financing for certain residual securities and mortgage servicing rights. In addition, we closed a $1.9 billion comprehensive financing facility with Wachovia in May 2007 for the financing of substantially all of our mortgage assets. Upon the closing of the comprehensive facility, we transferred all borrowings with our other lenders to Wachovia during the second quarter of 2007 except for borrowings under our servicing advance facility with Deutsche Bank, which was fully repaid upon the sale of our mortgage servicing rights on November 1, 2007. We are currently not in compliance with the net worth covenant under the Wachovia facilities but have obtained a waiver of this non-compliance. Going forward, we intend to continue to use available cash inflows in excess of our immediate operating needs to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. See “Wachovia Short-Term Borrowings Repayment” for further discussion.

On July 16, 2007, we issued $48.8 million of convertible preferred stock to certain private investors to enhance our liquidity position. See Note 11 for further discussion of this transaction.

See discussion below under “Industry Overview, Significant Events and Material Trends” for other events affecting our liquidity.

Short-Term Borrowings

Wachovia Financing Facilities

$100 Million Repurchase Facility. As a result of the significant decline in our liquidity position, in April 2007, we executed the Residual Securities Facility with Wachovia providing for the financing of certain of our existing residual securities and we also executed the Servicing Rights Facility with Wachovia, providing for the financing of certain mortgage servicing rights. The Servicing Rights Facility was terminated as a result of the satisfaction of obligations threrunder upon the closing of the sale of our mortgage servicing rights on November 1, 2007. Any future advances or availability under the Residual Securities Facility are at the sole discretion of Wachovia.

The maximum amount that may be outstanding at any time under the Residual Securities Facility is $40 million. The advance rate under the Residual Securities Facility is up to 60% of the fair value of the assets securing the facility, as determined from time to time by Wachovia. The interest rate under the Residual Securities Facility is LIBOR plus 3.5%. The facility carries a term of 364 days unless Wachovia gives at least 120 days notice of its intention to terminate the facility on the maturity date. Upon a change of control, Wachovia has the right to terminate the facility and require the payment of a termination fee. The Residual Securities Facility has substantially the same representations, warranties and covenants as those contained in the comprehensive facility described below.

$1.9 Billion Comprehensive Financing Facility. In May 2007, we executed a $1.9 billion comprehensive financing facility arranged by Wachovia. The facility expanded and replaced the whole-loan and securities repurchase agreements previously existing between Wachovia and us, other than the Servicing Rights Facility and the Residual Securities Facility.

The $1.9 billion facility consists of the following separate agreements (collectively, the “Agreements”): (1) a Whole Loan Master Repurchase Agreement; (2) a Securities Master Repurchase Agreement (Investment Grade); and (3) a Securities Master Repurchase Agreement (Non Investment Grade). Pursuant to the terms of the Agreements, the aggregate purchase price under each individual Agreement will reduce availability under the other Agreements such that the maximum aggregate purchase price under all Agreements at any point in time will not exceed $1.9 billion. Financing capacity under the Agreements is in addition to the $40 million financing capacity under the Residual Securities Facility. However, as described above, advances under these facilities are at the sole discretion of Wachovia.

Under the Whole Loan Master Repurchase Agreement, the specific advance rate applicable to a particular asset depends on, among other matters, the type, age and performance of such asset and, in some cases, our level of liquidity. For recently originated mortgage loans under which there has been no delinquency in any of the first three monthly payments following origination, the advance rate under this Agreement is generally between 95% and 98% of the market value of such loan and such advances will bear interest at one-month LIBOR plus 1.80%. For other mortgage loans and real estate owned, the advance rate is generally between 65% to 95% of market value, but may be lower pending Wachovia's review of a particular asset, and such advances bear interest at a rate ranging between one-month LIBOR plus 0.65% to one-month LIBOR plus 2%. In addition, advance rates for mortgage loans and real estate owned are subject to additional but similar limitations based upon the outstanding principal balance of the mortgage loan or the appraised value of the real estate owned and, in some cases, additional but similar limitations based upon our valuation of the asset, cost, or committed sale price.

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

The Agreements are cross-collateralized with each other and all other repurchase and similar financing facilities between us and Wachovia, including the Residual Securities Facility. We were required to pay Wachovia a structuring fee in connection with the Agreements and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by us or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

The Agreements require that the market value of the collateral posted under each facility exceed, by a specified amount, the funds borrowed under such facility. The market value of the collateral is determined by Wachovia from time to time in its sole discretion. If, in Wachovia’s opinion, the market value of the collateral that is then financed under the applicable facility decreases for any reason, we are required to repay the margin or difference in market value, or provide additional collateral.

The Agreements require that the adjusted consolidated tangible net worth of NFI exceed $150 million and that NFI maintain, on a consolidated basis, at least $30 million of liquidity. In addition, the Agreements prohibit NFI from paying any cash dividends on our capital stock without the consent of Wachovia, and dividends can be paid on our 8.90% Series C Cumulative Redeemable Preferred Stock and on the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II only if, after such payments, we continue to have at least $30 million of liquidity. The Agreements contain other customary affirmative and negative covenants applicable to us and our subsidiaries that are parties to the facilities (“NovaStar Parties”), including but not limited to covenants prohibiting fundamental changes in the nature of the business of the NovaStar Parties, prohibiting sales by any NovaStar Party of a material portion of our business or assets outside of the ordinary course of business, and prohibiting transactions between a NovaStar Party and any of our other affiliates that are not on arms-length terms.

The Agreements provide for customary events of default, including but not limited to the failure by the NovaStar Parties to make any payment due or to satisfy any margin call or to comply with any other material covenant (including financial covenants) under any of the facilities, representations or warranties made by the NovaStar Parties under the facilities proving to be materially incorrect, certain cross defaults involving other contracts to which any NovaStar Party is a party, an act of insolvency occurring with respect to NFI or certain of our subsidiaries, the failure by any NovaStar Party to satisfy certain final non-appealable monetary judgments, regulatory enforcement actions that materially curtail the conduct of business by us or certain of our subsidiaries, and the occurrence of a material adverse change in the business, performance, assets, operations or condition of NFI and its consolidated subsidiaries taken as a whole.

If an event of default exists under any of the Agreements, Wachovia has the right, in addition to other rights and remedies, to accelerate the repurchase and other obligations of the NovaStar Parties under all of the facilities, to cause all income generated by the related collateral to be applied to the accelerated obligations, to direct the servicer of the mortgage asset collateral to remit payments directly to Wachovia, to sell or retain the collateral to satisfy obligations owed to it, and to recover any deficiency from us and our affiliates. In addition, an event of default under any of the Wachovia facilities would permit Wachovia and its affiliates to set off any outstanding obligations of us or our affiliates against any collateral pledged by us or our affiliates to Wachovia or any of its affiliates under any of the Wachovia facilities or under any other agreement. Further, the NovaStar Parties would be liable to Wachovia for all reasonable legal fees or other expenses incurred in connection with the event of default, the cost of entering into replacement transactions and entering into or terminating hedge transactions in connection or as a result of the event of default, and any other losses, damages, costs or expenses arising or resulting from the occurrence of the event of default.

Amendments and Waivers Executed in the Third and Fourth Quarter of 2007. In September 2007, we entered into certain amendments to the Wachovia facilities. Under the amendments, (1) the adjusted tangible net worth to required equity ratio requirements were eliminated and the amount of adjusted consolidated tangible net worth that we are required to maintain was decreased from $517 million to $150 million; (2) the amendment of the Servicing Rights Facility changed the minimum required servicer rating to SQ4 (Moody's), "Average" (S&P) and RPS4 (Fitch); (3) the amendments to the Servicing Rights Facility and Whole Loan Facility allow Wachovia at any time and for any reason the right to appoint a back-up servicer to service some or all of the securitization deals and loans currently serviced by us; and (4) effective September 7, 2007, the interest rate payable under the Whole Loan Facility for recently originated mortgage loans under which there has been no delinquency in any of the first three monthly payments following origination was increased from one-month LIBOR plus 0.65% to one-month LIBOR plus 1.80%.

When we serviced loans, we were required to advance certain principal and interest payments to the securitization trusts for which we acted as servicer for the securitized mortgage loans. As these amounts dramatically increased in September and October, we entered into certain amendments with Wachovia to provide additional short-term financing to meet the advance requirements under its securitization servicing agreements. The following amendments were entered into in September and October to meet these short-term liquidity needs:

•

On September 21, 2007, the maximum advance amount under the Servicing Rights Facility was temporarily increased to $100 million, and Wachovia advanced to us thereunder, on a short-term basis, funds against the pledge of our right to reimbursement for certain principal and interest advances made by us to certain securitization trusts in our capacity as servicer of the securitized mortgage loans, at an advance rate of 100%, as well as funds against the pledge of certain mortgage servicing rights, at the originally specified advance rate of 60%. The September 21st advance was required to be repaid (and was repaid) in full no later than October 18, 2007. The increase in the maximum advance amount under the Servicing Rights Facility expired on October 30, 2007, at which time the maximum advance amount under the Servicing Rights Facility reverted back to $70 million. The combined $100 million maximum advance amount under the Servicing Rights Facility and the Residual Securities Facility was not affected by the temporary increase under the Servicing Rights Facility or by the expiration of such increase.

•

On October 22, 2007, the maximum advance amount under the Servicing Rights Facility was temporarily increased to $115 million, the combined maximum advance amount under the Servicing Rights Facility and the Residual Securities Facility was temporarily increased to $120 million, and we drew funds under the Servicing Rights Facility, on a short-term basis, against the pledge of our right to reimbursement for certain principal and interest advances made by it to certain securitization trusts in our capacity as servicer of the underlying securitized mortgage loans. The October 22nd advance was repaid in full, and the Servicing Rights Facility was terminated as a result of the satisfaction of obligations thereunder in connection with the sale of our mortgage servicing rights on November 1, 2007.

On November 7, 2007, we entered into a waiver to the Wachovia facilities to waive the $150 million tangible net worth requirement which we must maintain. The waiver expires on November 30, 2007. We expect to be out of compliance with the net worth covenant subsequent to November 30, 2007 and there can be no assurance that we will be able to obtain additional waivers or amendments. If we cannot obtain additional waivers or amendments, there can be no assurance Wachovia would not issue an event of default and cause the outstanding borrowings to become due and payable immediately which also could cause us to file bankruptcy.

Deutsche Bank Financing Facilities

$80 Million Receivables Loan and Security Agreement (“Servicing Advance Facility”). On October 9, 2007, we executed an amendment to the Servicing Advance Facility with Deutsche Bank. Pursuant to the amendment, we pledged certain mortgage-backed securities to secure the borrowings. In addition, the amendment extended the Servicing Advance Facility termination date to October 22, 2007, and terminated our right to borrow any additional amounts under the Servicing Advance Facility. The amendment also required that all amounts received as reimbursement of servicer advances funded under the Servicing Advance Facility be applied to reduce the amount outstanding under the Servicing Advance Facility. The amendment also reduced the amount of unrestricted cash that NFI was required to maintain from $15,000,000 to $5,000,000, determined on a consolidated basis.

On October 22, 2007, we executed a Forbearance Agreement and Amendment to the Servicing Advance Facility. Among other things, the amendment extended the Servicing Advance Facility termination date to the earlier of (a) the closing of the sale of our mortgage servicing rights to Saxon, or (b) January 22, 2008. Upon the closing of the sale of our mortgage servicing rights to Saxon on November 1, 2007, the Servicing Advance Facility was repaid in full and terminated in accordance with its terms.

$800 Million Repurchase Facility. In September 2007, we executed a Side Letter with Deutsche Bank and certain of its affiliates which terminated our right to borrow any further amounts under our combined $800 million repurchase agreements with Deutsche Bank and certain of its affiliates. There were no amounts outstanding under these facilities at such time.

Other Financing Facilities

$1 Billion UBS Whole Loan Facility. As of March 31, 2007, we failed to satisfy the profitability covenant under our warehouse financing facility with UBS. Our GAAP net income, determined on a pre-tax basis, was not greater than $1 for the six months ended March 31, 2007. We had no borrowings outstanding under this facility. On May 1, 2007, UBS delivered a notice of default to us terminating our right to borrow funds under this facility, and notifying us that UBS was applying $2.9 million in cash that it held as collateral in satisfaction of fees owed under the agreement. As of September 30, 2007, we continue to fail this covenant. This agreement expires on November 15, 2007.

$750 Million Repurchase Facility. Our $750 million repurchase facility with Greenwich Capital Financial Products, Inc. expired on November 9, 2007 in accordance with its terms.

Summary of Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.

Table 17—Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Nine Months Ended September 30,		(Decrease) /
	2007	2006	Increase
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(1,197,883)	$(3,196,085)	$(1,998,202)
Cash flows provided by investing activities	861,880	411,406	450,474
Cash flows provided by financing activities	237,011	2,702,142	(2,465,131)

Operating Activities. Net cash used in operating activities decreased to $1.2 billion for the nine months ended September 30, 2007 from $3.2 billion for the nine months ended September 30, 2006. This decrease is due primarily to activity from discontinued operations. Our cash used for originations and purchases of mortgage loans held-for-sale decreased by $6.0 billion during the nine months ended September 30, 2007 compared to the same period of 2006. Proceeds from sales of loans to third parties decreased by $1.3 billion during the nine months ended September 30, 2007 compared to the same period of 2006. Proceeds from sales of mortgage loans held-for-sale in securitizations also decreased by $2.8 billion during the nine months ended September 30, 2007 compared to the same period of 2006.

Investing Activities. Net cash provided by investing activities increased to $861.9 million for the nine months ended September 30, 2007 from $411.4 million for the same period of 2006. This increase is due primarily to higher repayments of our mortgage loans held-in-portfolio during the nine months ended September 30, 2007 compared to the same period of 2006 which was driven by the on-balance sheet securitizations structured as financings we executed in 2006 and 2007. This increase is offset somewhat by a decrease in paydowns on our mortgage securities – available-for-sale during the nine months ended September 30, 2007 as compared to the same period of 2006.

Financing Activities. Net cash provided by financing activities decreased to $237.0 million for the nine months ended September 30, 2007 from $2.7 billion for the nine months ended September 30, 2006. This decrease is due primarily to a net decrease in short-term borrowings of $1.2 billion during the first nine months of 2007 compared to a net increase in short-term borrowings of $0.5 billion for the same period of 2006. This change was the result of lower originations in the first nine months of 2007.

Primary Uses of Cash

Investments in New Mortgage Securities. During the third quarter of 2007 we altered our operations substantially when we discontinued our origination businesses. Prior to that, we retained significant interests in the nonconforming loans we originated and purchased through our mortgage securities investment portfolio. We required capital in our securitizations to fund the primary bonds we retain, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans. Due to the depressed market conditions and our liquidity constraints, we do not intend to invest in new mortgage securities for the foreseeable future.

For the nine months ended September 30, 2007, we retained residual securities with a cost basis of $56.4 million and no subordinated securities from our securitization transactions. In addition, we purchased subordinated securities during the first quarter of 2007 with a cost basis of $22.0 million from other issuers which settled in the second quarter of 2007. For the nine months ended September 30, 2006 we retained residual securities with a cost basis of $121.0 million and subordinated securities with a cost basis of $68.8 million from our securitization transactions and purchased subordinated securities with a cost basis of $163.7 million from other issuers.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Again, due to the significant deterioration in the subprime market, we have discontinued our lending and purchasing activities. For the nine months ended September 30, 2007 and 2006 we used $2.7 billion and $8.7 billion in cash for the origination and purchase of mortgage loans held-for-sale, respectively. As the values of mortgage loans decreased in the first nine months of 2007, not only were we subject to cash margin calls but the capital required to invest in new originations increased. We have invested approximately $68.8 million of capital in our mortgage loans held-for-sale on our balance sheet as of September 30, 2007 which consists of the difference between the current principal on the loans and the amount we can borrow against these loans. We do not expect to recover a substantial portion of this capital investment due to the pricing under the MLPA and the non-performing nature of our remaining loans.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds increased to $679.1 million for the nine months ended September 30, 2007 from $317.1 million for the same period of 2006 due to an increase in our mortgage loans – held-in-portfolio as a result of on-balance sheet securitizations completed in 2006 and 2007. Due to the fact that we do not intend to engage in any additional on-balance sheet securitizations in the foreseeable future, we expect our payments on asset-backed bonds to decrease as our current asset-backed bonds mature.

In addition, as of September 30, 2007, our wholly owned subsidiary NovaStar Mortgage, Inc. had $85 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We have guaranteed the obligations of our wholly owned subsidiary NovaStar Mortgage, Inc. under the junior subordinated debentures. We make periodic interest payments based on a variable interest rate of three-month LIBOR plus 3.5% which resets quarterly. See Table 16 for an estimate of our contractual obligations related to these junior subordinated debentures.

Repayments of Short-term Borrowings. See “Short-Term Borrowings” above for discussion of our repayment plan with respect to our outstanding borrowings with Wachovia and the facilities under which those borrowings are outstanding.

Common and Preferred Stock Dividend Payments. We announced that we will not be able to pay a dividend on our common stock with respect to our 2006 taxable income, and as a result our status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of our REIT status results in us becoming taxable as a C corporation for 2006 and subsequent years.

We did not declare any common stock dividends for the nine months ended September 30, 2007. We declared common stock dividends per share of $22.40 for the nine months ended September 30, 2006. Preferred stock dividends declared per share were $1.67 and $2.23 for the nine months ended September 30, 2007 and 2006, respectively. Our Board of Directors has determined to suspend the next scheduled dividend payment on our Series C and Series D-1 Preferred Stock. As a result, dividends on our Series C and Series D-1 preferred stock will continue to accrue and the dividend rate on the Series D-1 Preferred Stock will increase from 9.0% to 13.0%, compounded quarterly, effective January 16, 2007, with respect to all unpaid dividends and subsequently accruing dividends. If and when paid, all payments with respect to our preferred stock will negatively affect our liquidity.

Loan Sale and Securitization Repurchases. We have sold whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the nine months ended September 30, 2007, we sold $244.1 million of loans with recourse for borrower defaults compared to $1.5 billion for the same period of 2006. We maintained a $3.2 million recourse reserve related to these guarantees as of September 30, 2007 compared with a reserve of $24.8 million as of December 31, 2006. We paid $104.3 million in cash to repurchase loans sold to third parties during the nine months ended September 30, 2007 compared to $15.9 million during the same period of 2006. The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. The recourse reserve as of September 30, 2007 declined by $21.6 million from December 31, 2006 due to the fact that we only sold $244.1 million of loans to third parties during the nine months ended September 30, 2007 and we had repurchased the majority of loans reserved for at December 31, 2006. See discussion of haircuts on these loans below in “Primary Sources of Cash – Change in Short-Term Borrowings, net (Warehouse Lending Arrangements).”

We also have sold loans to securitization trusts and guaranteed losses suffered by the trust resulting from defects in the loan origination process. Defects may have occurred in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of December 31, 2006 and September 30, 2007, we had loans sold with recourse to securitization trusts with an outstanding principal balance of $14.7 billion and $13.8 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. Because we have received no significant requests to repurchase loans from our securitization trusts as of September 30, 2007, we have not recorded any reserves related to these guarantees.

Expenses Related to Discontinued Operations. We have significant ongoing expenses associated with our discontinued operations, including obligations under multiple office leases, software agreements, and other contractual obligations, that no longer contribute to our revenue producing operations. See “Other Liquidity Factors” for further discussion.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). As of September 30, 2007, our current lending facilities are solely supporting the wind-down of our mortgage lending operation and the financing of our mortgage securities. Future advances under these facilities are at the sole discretion of Wachovia. We intend to continue to hold mortgage loans on the $1.9 billion agreement until we can liquidate all of them. As of September 30, 2007, we had unexpired lending facilities with other financial institutions but we had no intention of using those facilities except for the Deutsche Bank Servicing Advance Facility. The Deutsche Bank Servicing Advance Facility as well as the Wachovia Servicing Rights Facility terminated as a result of the satisfaction of all obligations thereunder upon the closing of the mortgage servicing rights sale. All other non-Wachovia facilities expire no later than November 15, 2007.

Our short-term borrowings decreased by $1.2 billion for the nine months ended September 30, 2007 compared to an increase of $0.5 million for the same period of 2006 due to a decrease in the volume of loan originations during the first half of 2007 and the timing of securitizations executed between periods.

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

During the nine months ended September 30, 2007, bond spreads widened on mortgage-backed securities to uncommon levels as a result of investor concerns over deteriorating credit quality in the subprime mortgage market. This widening caused a significant decline in the value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, we were subject to cash margin calls of approximately $138.0 million and $57.7 million on our mortgage securities and mortgage loans held-for-sale, respectively. From September 30, 2007 to November 13, 2007, we were subjected to margin calls of approximately $26.5 million. We satisfied the margin call by using our availability under the Mortgage Servicing Rights and Residual Securities Facilities. There is no assurance that if we are subject to additional margin calls that we will be able to satisfy them. If we are unable to satisfy them we may be forced to file bankruptcy.

See “Short-Term Borrowings” under “Liquidity and Capital Resources” for further discussion of our repayment plan with Wachovia as well as discussion of all of our repurchase agreements.

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities are the proceeds we receive from our mortgage securities—available-for-sale portfolio. We intend to use the cash inflows from these securities over the next few months to help paydown all of Wachovia’s remaining debt by the earliest practical date. For the nine months ended September 30, 2007 we received $157.0 million in proceeds from repayments on mortgage securities—available-for-sale as compared to $252.3 million for the same period of 2006. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

•

The coupons on the underlying collateral of our mortgage securities have increased modestly while the interest rates paid on the bonds issued by the securitization trusts have dramatically risen over the last couple of years.

•	Higher credit losses have decreased cash available to distribute with respect to our residual securities.

•	We have lower average balances of our mortgage securities—available-for-sale portfolio as our paydowns have increased faster than our addition of new bonds from our securitization transactions.

Proceeds from Repayments of Mortgage Loans. For the nine months ended September 30, 2007 we received $709.8 million in proceeds from the repayments of our portfolio of mortgage loans held-for-sale and mortgage loans held-in-portfolio compared to $370.2 million for the same period of 2006. The significant increase in repayments is due to a larger portfolio of mortgage loans held-in-portfolio in the first, second, and third quarters of 2007 as compared to the same period of 2006.

Net Proceeds from Securitizations of Mortgage Loans. We depended on the capital markets to finance the mortgage loans we originated and purchased. The primary bonds we issued in our loan securitizations structured as sales were sold to large, institutional investors and U.S. government-sponsored enterprises. The net proceeds from sales of mortgage loans held-for-sale in securitizations decreased to $1.3 billion for the nine months ended September 30, 2007 from $4.2 billion for the same period of 2006. We currently do not expect to enter into any new securitizations as we have discontinued our loan origination operations.

Net Proceeds from Sales of Mortgage Loans to Third Parties. Sales of mortgage loans to third party investors have also historically been a source of liquidity, with proceeds from sale being used to repay funds used to finance the origination or purchase of these loans and any excess being retained by us in respect of the capital we had invested in the loans. For the nine months ended September 30, 2007 and 2006, we received net proceeds from the sales of mortgage loans held-for sale to third parties of $248.6 million and $1.5 billion, respectively. Due to the depressed mortgage banking environment in the nine months ended September 30, 2007, we significantly decreased the volume of loans that we originated and purchased, and that we sold to third parties.

During the third quarter, we entered into a MLPA with Wachovia to sell to Wachovia all of our mortgage loans held-for-sale to the extent that such loans have never been delinquent, at a price equal to approximately 92% of par. Transactions under the MLPA are treated as financings for accounting purposes as a result of our remaining right to repurchase these loans on November 30, 2007, but will be reclassified as sales in the event that we do not repurchase the loans on that date. We do not currently anticipate repurchasing any of these loans pursuant to our repurchase rights under the MLPA. As of September 30, 2007, we had sold loans under the MLPA to Wachovia with a principal balance of $300.5 million. Because these loans were financed prior to this sale at an amount greater than the transaction price, the transaction had a negative cash impact of approximately $5.0 million. Subsequent to September 30, 2007, we sold an additional $364.3 million of our mortgage loans held-for-sale to Wachovia under the MLPA. The cash impact of the subsequent sales was minimal due to the fact that they were being financed at 92.70%.

We do not anticipate any further transactions under the MLPA. As a result, we will rely upon other third party investors for the sale of our remaining mortgage loans held-for-sale. Most of our remaining mortgage loans held-for-sale are non-performing, although some are covered by mortgage insurance. Sale proceeds must be used to repay the amount of any financing outstanding with respect to these loans. To the extent that proceeds are insufficient to repay such financing, these additional loan sales will have a negative impact on our cash position. On November 2, 2007, we closed the sale of a pool of nonperforming assets with a principal balance of $62.0 million for $26.2 million in cash of which $25.1 went to Wachovia to pay down borrowings against those assets.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations, collateralized debt obligations as well as private debt offerings have provided long-term sources of liquidity. We do not expect to enter into any securitizations, resecuritizations, or CDOs in the foreseeable future. Other issuances of long-term debt are highly dependent upon industry and market conditions and our financial condition, which are currently significantly unfavorable. As a result, no assurances can be given that we would have access to these sources of liquidity.

We received net proceeds of $1.8 billion through the issuance of NHES Series 2007-1, a securitization structured as a financing during the nine months ended September 30, 2007. These asset-backed bonds are collateralized by mortgage loans – held-in-portfolio on our consolidated balance sheet. The $1.8 billion is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage loans and prior to any new short-term borrowings secured by retained mortgage securities. The net cash outflow for this securitization was approximately $2.2 million.

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

Net Proceeds from Issuances Equity or Debt or the Retention of Cash Flow. Since inception, we have raised $612.9 million in net proceeds through private and public equity offerings. As discussed previously under “Overview of Significant Factors Affecting Liquidity in the Nine Months Ended September 30, 2007” within “Liquidity and Capital Resources”, we issued $46.0 million of preferred stock. While we have historically raised funds by issuing debt and equity securities, such issuances are highly dependent upon industry and market conditions and our financial condition, which are currently significantly unfavorable. As a result, no assurances can be given that we would have access to these sources of liquidity.

Due to the fact that we have a negative net worth, we do not currently have ongoing significant business operations that are profitable and our common stock and Series C preferred stock are likely to be delisted from the New York Stock Exchange, it is unlikely that we will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future. To the extent we require additional liquidity and cannot obtain it, we will be forced to file for bankruptcy.

Other Liquidity Factors

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

Table 16 details our major contractual obligations due over the next 12 months and beyond. As previously discussed, for the near future, we will focus on minimizing losses and preserving liquidity with our remaining operations which consist of the mortgage portfolio management and retail broker businesses. Our residual and subordinated mortgage securities are currently our only source of significant positive cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. Our recently commenced retail mortgage loan brokerage operations do not currently generate positive cash flows. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. Any new advances under our financing facilities are at Wachovia’s sole discretion. If, as the cash flows from mortgage securities decrease, we are unable to expand our mortgage brokerage business or recommence our mortgage loan origination business on a profitable basis, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities and are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws. Factors that can affect our liquidity are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this document.

Off-Balance Sheet Arrangements

As discussed previously, historically, we have pooled the loans we originated and purchased and typically securitized them to obtain long-term financing for the assets. The loans were transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issued to the public. We often retained our residual and subordinated securities issued by the trust. We also securitized residual and subordinated securities that we retained from our securitizations and that we purchased from third parties. As discussed elsewhere, our inability to access the securitization market has had a material adverse effect on our results of operations, financial condition, liquidity and ability to continue as a going concern. “Management’s Discussion and Analysis of Financial Condition” discusses the steps we are undertaking, in part, as a result of our inability to access the securitization market.

Information about the revenues, expenses, liabilities and cash flows we have in connection with our securitization transactions, as well as information about the securities issued and interests retained in our securitizations, are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In an attempt to offset the impact on our liquidity caused by the disruption in the secondary market for loans, we have undertaken the steps set forth under “Liquidity and Capital Resources – Overview of Significant Factors Affecting Liquidity during the Nine Months Ended September 30, 2007.” There, however, can be no assurance that these steps will be sufficient to support our liquidity.

As of September 30, 2007, we had outstanding commitments to sell loans of approximately $365 million. We had no commitments to originate or purchase loans at September 30, 2007. As of December 31, 2006, we had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. We had no outstanding commitments to sell loans at December 31, 2006.

In the ordinary course of business, we sell whole pools of loans to investors with recourse for certain borrower defaults. We also have sold loans to securitization trusts and guaranteed to cover losses suffered by the trust resulting from defects in the loan origination process. See “Liquidity and Capital Resources – Primary Uses of Cash – Loan Sale and Securitization Repurchases” for further discussion of these guarantees and recourse obligations.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP. As a result, financial activities and the balance sheet are measured with reference to historical cost or fair market value without considering inflation.

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

Management, historically has primarily used financing sources under which the interest rate resets frequently. As of September 30, 2007, borrowings under all financing arrangements adjust daily or monthly off LIBOR. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected and impairments may be incurred, as the asset rate resets would lag the borrowing rate resets.

Historically, we have transferred interest rate agreements at the time of securitization into the securitization trusts to protect the third-party bondholders from interest rate risk and to decrease the volatility of future cash flows related to the securitized mortgage loans. We entered into these interest rate agreements as we originated and purchased mortgage loans in our mortgage lending segment. At the time of a securitization structured as a sale, we transferred interest rate agreements into the securitization trusts and they were removed from our balance sheet. The trust assumed the obligation to make payments and obtains the right to receive payments under these agreements. Generally, net settlement obligations paid by the trust for these interest rate agreements reduce the excess interest cash flows to our residual securities. Net settlement receipts from these interest rate agreements are either used to cover interest shortfalls on the third-party primary bonds or to provide credit enhancement with any remaining funds then flowing to our residual securities. For securitizations structured as financings the derivatives will remain on our balance sheet. Generally, these interest rate agreements do not meet the hedging criteria set forth in GAAP while they are on our balance sheet; therefore, we are required to record their change in value as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. Occasionally, we enter into interest rate agreements that do meet the hedging criteria set forth in GAAP. In these instances, we record their change in value, if effective, directly to other comprehensive income on our statement of shareholder’s equity.

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

Table 18—Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of September 30, 2007:
Change in market values of:
Assets – non trading (B)	$88,604	$34,510	$(18,293)	$(30,849)
Assets – trading (C)	19,165	10,726	(13,122)	(25,460)
Interest rate agreements	(315)	(272)	885	2,339

Cumulative change in market value	$107,454	$44,964	$(30,530)	$(53,970)

Percent change of market value portfolio equity (D)	N/A	N/A	N/A	N/A

As of December 31, 2006:
Change in market values of:
Assets – non trading (B)	$226,262	$105,038	$(78,698)	$(150,481)
Assets – trading (C)	9,999	7,080	(14,120)	(30,707)
Interest rate agreements	(40,018)	(20,946)	23,998	49,264

Cumulative change in market value	$196,243	$91,172	$(68,820)	$(131,924)

Percent change of market value portfolio equity (D)	34.0%	15.8%	(11.9)%	(22.9)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio, mortgage securities—available-for-sale and mortgage servicing rights.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2007 and December 31, 2006.

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

We use interest rate cap and swap contracts to mitigate the risk of the financing expense of variable rate liabilities increasing at a faster rate than the income produced on assets during a period of rising rates. Management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost and risk of hedging transactions.

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

The following table summarizes the key contractual terms associated with our interest rate risk management contracts as of September 30, 2007. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR. During October 2007, we terminated twenty-one derivative instruments not in securitization trusts with an aggregate notional amount of $880 million. As of September 30, 2007, only two derivative instruments not in securitization trusts remained, which consisted of two interest rate cap agreements having an aggregate notional amount of $90 million. The cash impact was minimal to settle the terminations.

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of September 30, 2007.

Table 19—Interest Rate Risk Management Contracts

(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2007	2008	2009	2010	2011 and beyond
Pay-fixed swaps:
Contractual maturity	$(1,607)	$1,595,000	$430,000	$720,000	$405,000	$40,000	$—
Weighted average pay rate		4.9%	4.8%	5.0%	4.9%	5.0%	—
Weighted average receive rate		5.1%	(A )	(A )	(A )	(A )	—

Interest rate caps:
Contractual maturity	$3,523	$1,270,000	$80,000	$365,000	$355,000	$390,000	$80,000
Weighted average strike rate		5.2%	4.9%	5.0%	5.2%	5.3%	5.3%

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting. Changes in our internal control over financial reporting during the third quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are as follows:

•

We identified all material schedules that require manual input and calculations which are a part of the process to record fair value adjustments on our CDO debt, including appropriate supporting documents;

•

We required the accounting department to receive all schedules and supporting documentation related to amounts prepared and calculated by our portfolio management department relating to the process to record fair value adjustments on our CDO debt;

•	We required the accounting department to reconcile all schedules to the appropriate supporting documentation relating to the process to record fair value adjustments on our CDO debt; and

•

We required communication between the accounting department and portfolio management department when any subsequent revisions are made to the schedules relating to the process to record fair value adjustments on our CDO debt.

As a result of the above actions, management believes the material weakness in our internal control over financial reporting with respect to maintaining adequate controls over our process to calculate and record fair value adjustments related to our CDO debt, and as discussed in prior filings, was remediated in the third quarter ended September 30, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Contingencies. In March 2002, an action was filed against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage, LLC v. NovaStar Home Mortgage, Inc. et. al. In the action, the plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising under a California statute permitting lawsuits by a competitor. Plaintiff amended its complaint subsequently to allege also that Defendants engaged in unfair competition under a different California statute and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the three defendants including NHMI. It is unknown if the other two defendants have the financial ability to pay any of the award. One of the other defendants has filed a bankruptcy petition. NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007. NHMI is currently appealing the decision. There can be no assurances that the appeal will be successful. NHMI has a negative net worth and no ability to pay the judgment and as a result management believes that it is unlikely the judgment will ever be paid by NHMI. We do not believe that the plaintiff has a valid legal basis to hold NFI or its subsidiaries other than NHMI responsible for the judgment. But should the plaintiff be successful at any such attempt, NFI may be forced to consider bankruptcy. In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.2 million as of September 30, 2007 with a corresponding charge to earnings. The $47.2 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of NFI, the $47.2 million liability is included in the consolidated financial statements of NFI. The liability is included in “Liabilities of discontinued operations” line of the condensed consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names us and three of our executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. We believe that these claims are without merit and will continue to vigorously defend against them.

In the wake of the securities class action, we were named as a nominal defendant in several derivative actions brought against certain of our officers and directors in Missouri and Maryland. The complaints in these actions generally claim that the defendants are liable to ours for failing to monitor corporate affairs so as to ensure compliance with applicable state licensing and regulatory requirements. The parties reached a settlement of the derivative actions under which we agreed to adopt certain corporate governance measures and our insurance carrier paid attorney’s fees to plaintiffs’ counsel. The settlement agreement was subject to court approval, which was granted on September 19, 2007 and has become final.

In April 2005, three putative class actions filed against NHMI and certain of its affiliates were consolidated for pre-trial proceedings in the United States District Court for the Southern District of Georgia entitled In Re NovaStar Home Mortgage, Inc. Mortgage Lending Practices Litigation. These cases contend that NHMI improperly shared settlement service fees with limited liability companies in which NHMI had an interest (the “LLCs”), in violation of the fee splitting and anti-referral provisions of the federal Real Estate Settlement Procedures Act (“RESPA”), and also allege certain violations of state law and civil conspiracy. Plaintiffs seek treble damages with respect to the RESPA claims, disgorgement of fees with respect to the state law claims as well as other damages, injunctive relief, and attorneys’ fees. In addition, two other related class actions have been filed in state courts. Miller v. NovaStar Financial, Inc., et al., was filed in October 2004 in the Circuit Court of Madison County, Illinois and Jones et al. v. NovaStar Home Mortgage, Inc., et al., was filed in December 2004 in the Circuit Court for Baltimore City, Maryland. In the Miller case, plaintiffs allege a violation of the Illinois Consumer Fraud and Deceptive Practices Act and civil conspiracy and contend certain LLCs provided settlement services without the borrower’s knowledge. The plaintiffs in the Miller case seek a disgorgement of fees, other damages, injunctive relief and attorney’s fees on behalf of the class of plaintiffs. In the Jones case, the plaintiffs allege the LLCs violated the Maryland Mortgage Lender Law by acting as lenders and/or brokers in Maryland without proper licenses and contend this arrangement amounted to a civil conspiracy. The plaintiffs in the Jones case seek a disgorgement of fees and attorney’s fees. In January 2007, all of the plaintiffs and NHMI agreed upon a nationwide settlement. On June 22, 2007, the parties signed a settlement agreement that provides for a claims-made settlement class. On September 18, 2007, the U.S. District Court for the Southern District of Georgia in Savannah, Georgia, entered an order giving final approval to the settlement. The number of valid claims by class members has not been determined. Since not all class members will elect to be part of the settlement, we estimated the probable obligation related to the settlement to be in a range of $3.9 million to $4.7 million. In accordance with SFAS 5, “Accounting for

Contingencies”, we recorded a charge to earnings of $3.9 million in December of 2006. This amount is included in “Liabilities of discontinued operations” on our condensed consolidated balance sheet. We had paid $3.2 million in claims and attorney’s fees as of September 30, 2007. Based on the estimated remaining claims to be paid at September 30, 2007, we believe no adjustment is needed to the remaining $0.7 million reserve.

In December 2005, a putative class action was filed against NovaStar Mortgage, Inc. (“NMI”) in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney’s fees. On October 31, 2006, the district court granted plaintiffs’ motion to certify a Washington state class. For business reasons, NMI entered into a settlement agreement with the plaintiffs on June 21, 2007. The agreement calls for NMI to pay class members $3.3 million and to pay $1.8 million in attorneys’ fees. On September 28, 2007, the district court entered an order giving final approval to the settlement. We paid the $5.1 million settlement on November 5, 2007. The $5.1 million charge is included in the “Professional and outside services” line of our condensed consolidated statements of operations for the nine months ended September 30, 2007.

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

Since February 2007, a number of substantially similar putative class actions have been filed in the United States District Court for the Western District of Missouri. The complaints name us and three of our executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding our business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired our common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. We believe that these claims are without merit and will vigorously defend against them.

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against us and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants have filed a motion to dismiss the action. We believe that these claims are without merit and will vigorously defend against them.

A single plaintiff filed a putative nationwide class action against NovaStar Mortgage in the United States District Court for the Western District of Tennessee. The complaint asserts claims under 42 U.S.C. Sections 1981 and 1982; the Fair Housing Act, 42 U.S.C. Sections 3601-3619; and the Equal Credit Opportunity Act, 15 U.S.C. Sections 1691-1691f. Plaintiff alleges that NovaStar Mortgage paid higher yield spread premiums to brokers for loans made to minorities as compared to loans made to white borrowers. The lawsuit seeks injunctive relief and damages, including punitive damages. The Company believes that these claims are without merit and will vigorously defend against them.

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

In addition, we have received requests or subpoenas for information from various Federal and State regulators or law enforcement officials, including, without limitation, the Federal Trade Commission, the Securities & Exchange Commission, the United State Department of Justice, the New York Attorney General and the Department of Labor.

While management currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on our financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any one of them, there exists the possibility of a material adverse impact on our financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

Risk Factors

You should carefully consider the risks described below in evaluating our business and before investing in our publicly traded securities. Any of the risks we describe below or elsewhere in this report could negatively affect our results of operations, financial condition, liquidity, business prospects and ability to continue as a going concern. The risks described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our results of operations, financial condition, liquidity, business prospects and ability to continue as a going concern. Our business is also subject to the risks that affect many other companies, such as competition, inflation, technological obsolescence, labor relations, general economic conditions and geopolitical events.

Risks Related to Recent Changes in Our Business

The subprime loan market is currently experiencing significant disruption which has adversely affected our business and may adversely affect our ability to continue as a going concern.

Recently due to a number of market factors, including increased delinquencies and defaults on residential mortgage loans, investor concerns over asset quality, a weakening of the United States housing market and the failure of certain subprime mortgage companies and hedge funds that have invested in subprime loans, there has been extreme uncertainty and disruption in the subprime mortgage industry as a whole. As a result, our business has been materially and adversely affected in a number of ways. Due to the fact that the secondary market for mortgage loans has effectively been unavailable to us since the middle of 2007, we have been forced to suspend our mortgage lending business and to sell, at a loss, most of the loans that we originated during 2007 and had not previously securitized. Further, we have sold our mortgage servicing assets to generate cash to repay existing indebtedness and to reduce cash requirements. We have also terminated a substantial portion of our workforce. All of these events have had a material adverse effect on our business and have forced us to change business strategies. Our business now is focused on managing our portfolio of mortgage securities and brokering mortgage loans. We are watching developments in our business and in the subprime industry closely. If the subprime market maintains its current condition or deteriorates further, our results of operations, financial condition, liquidity, and business prospects will be further adversely affected and there can be no assurance that we will be able to continue as a going concern. Further, in the event that the subprime market recovers, there can be no assurance that we will be able to operate in the manner or at the levels that we have historically.

Payments on our mortgage securities are currently our primary source of cash flows and will decrease in the next several months. Absent positive cash flow growth from our remaining operations and reduction of our expenses from discontinued operations and other obligations, our cash flows will not be sufficient for us to continue as a going concern.

Our residual and subordinated mortgage securities are currently our only source of significant positive cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. Our recently commenced retail mortgage loan brokerage operations do not currently generate positive cash flows. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. Any new advances under our financing facilities are at Wachovia’s sole discretion. If, as the cash flows from mortgage securities decrease, we are unable to expand our mortgage brokerage business or recommence its mortgage loan origination business on a profitable basis, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities and are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

To the extent that the mortgage loans underlying our residual and subordinated securities continue to experience significant credit losses, our liquidity and ability to continue as a going concern will be adversely affected.

Our mortgage securities consist of certain residual securities retained from our past securitizations of mortgage loans, which typically consist of interest-only, prepayment penalty, and over collateralization bonds, and certain investment grade and non-investment grade rated subordinated mortgage securities retained from our past securitizations and purchased from other ABS issuers. These residual and subordinated securities are generally unrated or rated below investment grade and, as such, involve significant investment risk that exceeds the aggregate risk of the full pool of securitized loans. By holding the residual and subordinated securities, we generally retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, losses on the underlying mortgage loans directly affect our returns on, and cash flows from, these mortgage securities. In addition, if delinquencies and/or losses on the underlying mortgage loans exceed specified levels, the level of over-collateralization required for higher rated securities held by third parties may be increased, further decreasing cash flows presently payable to us.

Increased delinquencies and defaults on the mortgage loans underlying our residual and subordinated mortgage securities have resulted in a decrease in the cash flow we receive from these investments. To the extent we continue to experience significant realized losses and decreased cash flows from these assets, our results of operations, financial condition liquidity, and ability to continue as a going concern will be adversely affected. In addition, because we have financed our mortgage securities under short-term warehouse repurchase agreements, continued decreases in the value of these retained securities are likely to result in additional margin calls, which will further undermine our liquidity and ability to continue as a going concern.

There can be no assurance that we will have access to financing necessary to support our business and assets. Further, if we are unable to remain in compliance with agreements governing our indebtedness, we will not be able to continue as a going concern.

We have incurred significant debt to finance our past operations, including the origination and purchase of mortgage loans and the purchase of mortgage securities. A significant amount of our indebtedness is represented by multiple secured financing facilities with Wachovia and the junior subordinated debentures related to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II.

We currently intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s outstanding borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. During and after this period of repayment, any new advances under the Wachovia lending facilities are at Wachovia’s sole discretion. While we intend to repay all outstanding Wachovia borrowings, which will include liquidating our remaining mortgage loans held-for-sale, there can be no assurance that we will be able to do so.

As of September 30, 2007, we were out of compliance with the net worth covenant in our financing agreements with Wachovia. While Wachovia waived this non compliance, there can be no assurance that we will be able to obtain further waivers of, or amendments to, our financing facilities if we were to breach any representation, warranty or covenant contained in such financing facilities. Any default under our secured financing facilities and failure to obtain any necessary waivers or amendments in the future could result in the acceleration of the indebtedness under these facilities and the liquidation by the lender of the related collateral. Any acceleration of indebtedness would have a material adverse affect on our liquidity and ability to continue as a going concern and any liquidation of our collateral could be at a substantial loss.

Our wholly owned subsidiary NovaStar Mortgage, Inc. has outstanding junior subordinated debentures related to the outstanding trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We have guaranteed NovaStar Mortgage’s obligations under these debentures, including NovaStar Mortgage’s obligations to make periodic interest payments thereon. Our financing facilities with Wachovia prohibit us from making any such payments without Wachovia’s consent in the event that we have less than $30 million of available liquidity. In the event that any such payments are not made when due, whether as a result of the restrictions in our financing agreements with Wachovia or otherwise, or we or NovaStar Mortgage otherwise breach any of our obligations relating to the debentures or trust preferred securities and fail to remedy the default within the applicable cure period, if any, all of our obligations with respect thereto, including the repayment of principal, may be accelerated and declared to be immediately due and payable, in which case we would be forced to seek the protection of applicable federal and state bankruptcy laws.

In light of current market conditions, our current financial condition, and our lack of significant unencumbered assets, no assurance can be given regarding our ability to meet our debt service obligations or to secure additional financing. To the extent we are unable to meet our debt service obligations or do not have access to adequate financing, our business prospects and ability to continue as a going concern will be negatively affected. There is no assurance that we will continue to have access to financing at levels necessary for operations or other liquidity needs or that we will not be forced to file for bankruptcy.

Various legal proceedings could adversely affect our financial condition, our results of operations and our ability to continue as a going concern.

In the course of our business, we are subject to various legal proceedings and claims. See Part II “Item 1—Legal Proceedings.” The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, liquidity, financial condition and ability to continue as a going concern. Recently, a $46.1 million judgment was entered in a California state court against our subsidiary, NovaStar Home Mortgage, Inc. (“NHMI”), and two other unrelated defendants in a case alleging false advertising and unfair competition. NHMI is currently appealing the case. There can be no assurances that the appeal will be successful. While this judgment was entered against NHMI, if NovaStar Financial, Inc. or any of its other subsidiaries were to become obligated on this judgment, NovaStar Financial, Inc. would be forced to consider seeking protection under applicable federal and state bankruptcy laws.

We are aware that the Securities and Exchange Commission (the “Commission”) has requested information from issuers in our industry, including us, regarding accounting for mortgage loans and other mortgage related assets. In addition, we have received requests or subpoenas for information relating to our operations from various federal and state regulators and law enforcement, including, without limitation, the Federal Trade Commission, the Department of Housing and Urban Development, the United States Department of Justice, the New York Attorney General and the Department of Labor. While we have provided, or are in the process of providing, the requested information to the applicable officials, we may be subject to further information requests from, or action by, these or other regulators or law enforcement officials. To the extent we are subject to any actions, our financial condition, liquidity, and ability to continue a going concern could be materially adversely affected.

There can be no assurance that our common stock or Series C Preferred Stock will continue to be traded in an active market.

We recently received notice from the New York Stock Exchange (“NYSE”) that it had determined that our common stock and our 8.90% Series C Preferred Stock no longer met applicable standards for continued listing on the NYSE. We have requested a review of this determination and are exploring alternative arrangements for the listing or quoting of our common and preferred stock. While our securities are expected to continue to trade on the NYSE pending review of the NYSE’s determination, it is highly likely that our securities will be delisted following this review. As a result, there can be no assurances that we will receive a favorable review of the NYSE’s determination, that our securities will remain listed on the NYSE or, if our securities are delisted from the NYSE, that they will trade in another securities marketplace. If an active public trading market cannot be sustained, the trading price of our common and preferred stock could be adversely affected and your ability to transfer your shares of our common and preferred stock may be limited.

We are not likely to pay dividends to our common or preferred stockholders in the near future.

When we were a REIT, we historically paid out our REIT taxable income in the form of cash dividends. Now that we are a regular C corporation, we are not required to pay out our taxable income in the form of dividends. Instead, payment of dividends will be at the discretion of our board of directors. To preserve liquidity and to remain in compliance with our financing facilities, our board of directors has determined to suspend the next scheduled dividend payment on our Series C and Series D-1 Preferred Stock. As a result, dividends on our Series C and D-1 Preferred Stock will continue to accrue and the dividend rate on our Series D-1 Preferred Stock will increase from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. If and when paid, all payments with respect to our preferred stock will negatively affect our liquidity and the ability of our common stockholders to receive any distribution or other value upon liquidation.

A failure to attract and retain qualified employees could significantly harm our business and our ability to remain in compliance with applicable laws.

We depend on the diligence, skill and experience of our top executives, including our chief executive officer, our president and chief operating officer, and our chief investment officer. In light of our present financial condition, no assurance can be given that we will retain our executive officers and other key management personnel. To the extent that one or more of our top executives or other key management personnel are no longer employed by us, our operations and business prospects may be adversely affected. We also depend on our employees who manage our portfolio of mortgage securities. To the extent that we lose the services of these employees, our ability to manage our portfolio business will be adversely affected. Further, we rely on our retail loan officers to attract borrowers. The market for skilled loan officers is highly competitive and historically has experienced a high rate of turnover. Competition for qualified loan officers may lead to increased hiring and retention costs. We also rely on skilled employees to ensure our compliance with applicable laws and to ensure the adequacy of our internal controls. To the extent we fail to retain such skilled employees, we may fall out of compliance with applicable laws which could result in the loss of necessary licenses, misstatements in our financial statements, and our inability to make required certifications under the Sarbanes-Oxley Act. If we fail to attract or retain a sufficient number of skilled employees at manageable costs, our results of operations, financial condition and ability to continue as a going concern will be adversely affected.

Recently we have not been able to sell our mortgage loans on terms and conditions that are profitable to us. To the extent that we cannot sell our remaining mortgage loans, our ability to continue as a going concern may be adversely affected.

Historically, a portion of our revenues has come from the gains generated by sales of whole pools of mortgage loans. Due to the extreme disruption in the secondary market for mortgage loans, recently we have been unable to sell whole pools of loans on favorable terms and have recently sold the substantial portion of our whole loans at a loss. The majority of our remaining mortgage loans held for sale consist primarily of loans that are delinquent, are in default, or are in the process of foreclosure. We are attempting to sell these loans to generate cash to repay our indebtedness to Wachovia. While we expect to sell these loans for a loss, we cannot assure you that we will have purchasers for these loans. To the extent that we are unable to sell these loans or are only able to sell them at a greater loss than is currently anticipated, our liquidity, cash flow, financial condition, and ability to continue as a going concern will be undermined.

Risks Related to Mortgage Asset Financing, Sale, and Investment Activities

A decline in the market value of mortgage assets financed under our repurchase agreements has resulted, and may continue to result, in margin calls or similar obligations, which may further harm our liquidity, our ability to continue as a going concern and our ability to rely on certain exemptions under the Investment Company Act.

When, in our lender’s opinion, the market value of assets subject to a repurchase agreement decreases for any reason, including a rise in interest rates or general concern about the value or liquidity of the assets subject to the agreement, we are required to repay the margin or difference in market value, or post additional collateral. If cash or additional collateral is unavailable to meet margin calls, we may default on our obligations under the applicable repurchase agreement, which would cross-default substantially all of our financing facilities. In that event, our lender would have the right to liquidate the collateral we provided it to settle the amount due from us and, in general, the right to recover any deficiency from us.

We have recently experienced an increase in margin calls which has negatively affected our cash position. If we continue to experience margin calls, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our ability to continue as a going concern. In addition, an unplanned liquidation of assets could change our mix of investments, which in turn could jeopardize our ability to rely on certain exemptions under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could further harm our liquidity and ability to continue as a going concern.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. Repurchased loans are typically sold at a significant discount to the unpaid principal balance and, prior to sale, can be financed by us, if at all, only at a steep discount to our cost. As a result, significant repurchase activity would further harm our liquidity, cash flow, and financial condition.

During 2007, we have received an increased number of repurchase and indemnity demands from purchasers of whole loans as a result of, among other things, borrower fraud, which has had a negative impact on our liquidity and results of operations. The cash we must have on hand to repurchase these loans is much higher than the principal amount of the loan as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any out-of-pocket advances in accordance with the loan sale agreement. While we took steps to enhance our underwriting policies and procedures on loans we originated prior to suspending our lending activities, these enhancements do not affect previously originated loans, and there can be no assurance that these steps were effective. In the event that we experience further significant repurchase and indemnity demands, our liquidity, cash flow, and financial condition.

Our investments in mortgage securities and loans are subject to changes in credit spreads which could adversely affect the value of these investments and may subject us to margin calls or similar liquidity requirements.

The value of mortgage securities is dependent on the yield demanded on these securities by the market based on their credit relative LIBOR. Excessive supply of these securities combined with reduced demand (such as has recently occurred) will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate (usually the applicable LIBOR security yield) to value such securities. Under such conditions, the value of our mortgage securities portfolio tends to decline.

Our loan portfolio is also subject to changes in credit spreads. The value of these loans is dependent on the yield demanded by the market based on their credit relative to LIBOR. The value of our loans tends to decline when the market requires a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate (usually the applicable LIBOR yield).

As the default rate on subprime mortgage loans has continued to increase and residential home prices have continued to decline or are no longer appreciating, the value of our loans and mortgage securities has decreased. As a result, with respect to mortgage securities (which are marked to market quarterly), our securities classified as available-for-sale have experienced significant impairments and our securities classified as trading have experienced significant mark-to-market losses. We have also been forced to sell a majority to our mortgage loans held for sale at a loss. In addition, decreases in the value of our mortgage loans and securities have reduced the funds available to us in respect of these assets under our repurchase agreements and have resulted in margin calls. Further decreases in value would have similar effects.

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities and to estimate reserves could further adversely affect our financial position.

Our securitizations of mortgage loans that were structured as sales for financial reporting purposes resulted in gain recognition at closing as well as the recording of the residual mortgage securities we retained at fair value. The value of residual securities represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Due to changes in our actual experience as a result of deteriorating market conditions, we recently modified our credit loss assumptions, which resulted in a reduction in the fair value of these securities and impairments on these securities. If our actual experience continues to differ materially from the assumptions that we used to determine the fair value of these securities, our financial condition, results of operations and ability to continue as a going concern will continue to be negatively affected.

Risks Related to Interest Rates and Our Hedging Strategies

Changes in interest rates may harm our results of operations and equity value.

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Our primary interest rate exposures relate to our mortgage securities, mortgage loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Interest rate changes could adversely affect our cash flow, results of operations, financial condition, liquidity, business prospects, and ability to continue as a going concern in the following ways:

•

a substantial or sustained increase in interest rates could harm our ability to sell our remaining mortgage loans and mortgage securities, which could negatively affect our liquidity and our ability to repay outstanding indebtedness;

•	interest rate fluctuations may harm our cash flow as the spread between the interest rates we pay on our borrowings and hedges and the interest rates we receive on our mortgage assets narrows;

•

when we securitize loans, the value of the residual and subordinated securities we retain and the income we receive from them are based primarily on LIBOR, and an increase in LIBOR increases our funding costs which reduces the cash flow we receive from, and the value of, these securities;

•

existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, and consequently may experience higher delinquency and default rates, resulting in decreased cash flows from, and decreased value of, our mortgage securities; and

•

mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in prepayment rates may harm our earnings and the value of our mortgage securities.

In addition, interest rate changes may also further impact our net book value as our mortgage securities and related hedge derivatives are marked to market each quarter. Generally, as interest rates increase, the value of our mortgage securities decrease which decreases the book value of our equity.

Furthermore, shifts in the yield curve, which represents the market’s expectations of future interest rates, also affects the yield required for the purchase of our mortgage securities and therefore their value. To the extent that there is an unexpected change in the yield curve it could have an adverse effect on our mortgage securities portfolio and our financial position and operations.

Our earnings from our mortgage securities may be harmed by changes in interest rates, changes in the difference between short and long term interest rates, changes in the difference between interest rates for mortgage securities compared to other debt instruments, and an absence of or reduction in the availability, at favorable terms, of financing and other liquidity sources.

A substantial portion of the net interest income generated by securitized loans is based upon the difference between the interest earned on the mortgage loans held by the securitization trust and the interest paid to holders of the mortgage securities. The interest expense on the mortgage securities is typically adjusted monthly relative to market interest rates. The interest expense of the mortgage securities typically adjusts faster than the interest income of the underlying mortgage loans and, therefore, our net interest income can be volatile in response to changes in interest rates. Also, the net interest income we receive from securitizations will likely decrease and our cash flow will be reduced if a significant number of our loans default or if a large number of our loans with interest rates that are high relative to the rest of our loans prepay faster than expected. To the extent that our cash flow from our mortgage assets is less than expected, our financial condition, results of operation, liquidity, business prospects and ability to continue as a going concern will be negatively affected.

Risks Related to Credit Losses

Recent increased delinquencies and losses with respect to residential mortgage loans, particularly in the sub-prime sector, may cause us to recognize additional losses, which would further adversely affect our operating results, liquidity, financial condition, business prospects and ability to continue as a going concern.

The residential mortgage market has recently encountered difficulties which have adversely affected our performance. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the current lack of appreciation in residential property values, increased interest rates, and the adoption of tighter underwriting standards throughout the sub-prime mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities and the remaining mortgage loans held in our portfolio will be further reduced, which will adversely affect our operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

Loans made to nonconforming mortgage borrowers entail relatively higher delinquency and default rates which will result in higher loan losses.

Lenders in the nonconforming mortgage banking industry make loans to borrowers who have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, will result in higher levels of realized losses than conventional loans.

Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan and costs of sale. In the event of a borrower’s bankruptcy, that borrower’s mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan may in some circumstances be subject to the avoidance powers of the bankruptcy trustee under applicable state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan. Also, our cost of financing a delinquent or defaulted loan is higher than for a performing loan, and loans that are delinquent or in default may be unmarketable or saleable only at a discount.

We have recently experienced an increase in borrower delinquencies and defaults, which has adversely affected our liquidity, cash flows, results of operations and financial condition. Nearly all of our remaining loans held for sale are delinquent or are in default. With respect to our whole loan sales, we typically are required to repurchase a loan if the borrower fails to timely pay the first or the first several (typically no more than three) payments, in which case we re-acquire the risks and costs of delinquency and default. In addition, we continue to be exposed to delinquencies and losses with respect to loans that we have securitized, either through residual securities that we retain in securitizations structured as sales, or through the loans that remain on our balance sheet in securitizations structured as financings.

To the extent that loan delinquencies and defaults continue at their current rates or become more severe, our results of operations, cash flows, liquidity, financial condition and ability to continue as a going concern may be further adversely affected.

We face loss exposure due to fraudulent and negligent acts on the part of loan applicants, employees, mortgage brokers and other third parties.

In our origination and purchasing of mortgage loans, we relied heavily upon information provided to us by third parties, including information relating to the loan application, property appraisal, title information and employment and income documentation. If any of this information was fraudulently or negligently misrepresented to us, the value of the loan may be significantly lower than we expected. Whether a misrepresentation was made by the loan applicant, the loan broker, one of our employees, or any other third party, we generally bear the risk of loss associated with it. A loan subject to misrepresentation typically cannot be sold and, if sold prior to our detection of the misrepresentation, generally must be repurchased by us. We may not be able to recover losses incurred as a result of the misrepresentation.

As with the broader nonconforming mortgage loan industry, we have recently experienced an increase in exposure due to fraud, which has resulted in an increase in our repurchase and indemnity obligations and has adversely affected our cash flow, liquidity, results of operations and financial condition. In the event that we experience further significant repurchase and indemnity demands, our liquidity, cash flow, financial condition and ability to continue as a going concern will be adversely affected.

The value of, and cash flows from, our mortgage securities may further decline due to factors beyond our control.

There are many factors that affect the value of, and cash flows from, our mortgage securities, many of which are beyond our control. For example, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions or natural disasters, and a borrower’s ability to repay a loan may be adversely affected by factors beyond our control, such as subsequent over-leveraging of the borrower, reductions in personal incomes, and increases in unemployment. Interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses. To the extent that these factors continue to negatively affect the value of, and cash flows from, our mortgage securities our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern will be adversely affected.

Mortgage insurers may not pay claims resulting in increased credit losses.

We use mortgage insurance to mitigate our risk of credit losses. We face the risk that our mortgage insurers might not have the financial ability to pay all claims presented by us or may deny a claim if the loan is not properly serviced, has been improperly originated, is the subject of fraud, or for other reasons. Any of those events could increase our credit losses and thus adversely affect our results of operations, financial condition, liquidity and cash flows, and ability to continue as a going concern.

Interest-only loans may have a higher risk of default and loss than fully-amortizing loans.

A significant amount of the mortgage loans securing our mortgage securities consist of interest only loans. Interest-only loans require the borrowers to make monthly payments of accrued interest only for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. When the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower ultimately defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan. As a result, losses on these loans tend to be higher than on fully-amortizing loans, especially in a declining real estate market. To the extent that defaults on interest only loans continue to increase, the value of, and cash flows from, our mortgage securities will further decrease which will adversely affect our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern.

A prolonged economic slowdown or a decline in the real estate market could further harm our results of operations.

A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities evidencing interests in single-family mortgage loans. Because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans tend to be higher during economic slowdowns. Recently, we have experienced a significant increase in delinquencies and defaults, which has harmed our ability to sell our remaining loans and the value of and prices offered for such loans, and the value of and cash flows we receive from our residual and subordinated securities, which has harmed and continues to harm our financial condition, results of operations, liquidity, cash flows and ability to continue as going concern. In addition, material declines in real estate values have weakened our collateral loan-to-value ratios, have increased the risk of default by decreasing the ability of borrowers to refinance loans they are unable to sustain or to sell the mortgage property to repay the loan, and have increased the possibility of loss if a borrower defaults. In such cases, we are subject to the risk of loss on such mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

Geographic concentration of mortgage loans increases our exposure to risks in those areas.

Over-concentration in any one geographic area of our loans held for sale or underlying our mortgage securities increases our exposure to the economic risks associated with that area. Declines in the residential real estate markets in which we are concentrated have reduced the values of the properties collateralizing our mortgages which in turn may increase the risk of delinquency, foreclosure, or losses from those loans. In addition, increases in the unemployment rate in markets in which we are concentrated increases the likelihood that borrowers in those areas may become delinquent on their loans. To the extent that borrowers in a geographic area in which we have made a significant number of loans become delinquent or otherwise default on such loans, the value of, and cash flows from, our mortgage securities will further decrease which will adversely affect our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern.

To the extent that we have a large number of loans in an area hit by a natural disaster, we may suffer losses.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes and floods. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters, and that in turn could negatively affect the value of, and cash flows from, our mortgage securities, which will adversely affect our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern.

As a result of our sale of our mortgage servicing rights, we no longer possess the ability to identify and address potential or actual delinquencies and defaults on the mortgage loans underlying our residual and subordinated securities.

We have traditionally utilized our role as servicer of our securitized pools of mortgage loans to attempt to identify and address potential and actual borrower delinquencies and defaults. On November 1, 2007, we sold to a third party our servicing rights with respect to our securitized loans. As a result, we no longer control the lender-borrower relationship, which may exacerbate the increase in delinquencies and defaults under such mortgage loans and the negative impact on the value and cash flows of our residual and subordinated securities resulting from such delinquencies and defaults.

Risks Related to the Legal and Regulatory Environment in Which We Operate

We are subject to the risk that provisions of our loan agreements may be unenforceable.

Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment prohibition or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, we could be required to repurchase these loans and may not be able to sell or liquidate the loans, which would negatively affect our liquidity, financial condition, results of operations and ability to continue as a going concern.

Failure to maintain an exemption from regulation as an investment company could harm our business.

The Investment Company Act does not regulate entities that are primarily engaged, directly or indirectly, in a business “other than that of investing, reinvesting, owning, holding or trading in securities,” or that are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, in order to qualify for the latter exemption we must maintain at least 55% of our assets directly in “qualifying real estate interests” and at least an additional 25% of our assets in other real estate-related assets or additional qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify as a qualifying real estate interest for the purposes of the 55% requirement. Therefore, to ensure that we continue to qualify for the exemption, we may be required to sell certain mortgage assets at disadvantageous terms and otherwise alter our operations in order to comply. If we fail to qualify for an applicable exemption from the Investment Company Act, we could not operate our business efficiently under the regulatory scheme imposed by the Investment Company Act. Accordingly, we could be required to restructure our activities which could materially adversely affect our financial condition, results of operations, liquidity, and ability to continue as a going concern.

Our failure to comply with federal, state or local regulation of, or licensing requirements with respect to, our business could harm our operations and profitability.

We are subject to an extensive body of federal, state and local laws. The volume of new or modified laws and regulations has increased in recent years. Due to the existing market environment and our financial condition, we have drastically reduced our workforce, including employees in compliance functions. As a result of the increased volume of new laws and regulations and the reduction in our workforce, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations, to properly program our technology systems and to effectively train our personnel, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Our failure to comply with applicable laws and regulations can lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; borrowers rescinding loans; inability to sell our existing loans or broker new loans; demands for indemnification or loan repurchases from purchasers of our loans; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. The remedies for violations of these laws are often not based solely on actual harm to the consumer and can result in significant damages and penalties. Any of these results would harm our results of operations, financial condition, liquidity and ability to continue as a going concern.

New legislation could restrict our business, could increase our costs, and could expose us to lawsuits and compliance action.

The regulatory environments in which we operate have an impact on the activities in which we may engage, how these activities may be carried out, and the profitability of these activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably.

We cannot provide any assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules. Similarly, recently enacted and proposed local, state and federal laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use, and security of customer information.

The scope of business activity affected by “privacy” concerns is likely to expand and will affect our sub-prime mortgage brokerage business. The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other non-public information provided to us by applicants and borrowers. We adopted a privacy policy and adopted controls and procedures to comply with the law after it took effect on July 1, 2001. Privacy rules also require us to protect the security and integrity of the customer information we use and hold. Although we have systems and procedures designed to help us with these privacy requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, making compliance more difficult or expensive. These requirements also increase the risk that we may be subject to liability for non-compliance.

A number of states are considering privacy amendments that may be more demanding than federal law, and California recently has enacted two statutes—the California Financial Information Privacy Act (also know as SB-1) and the California Online Privacy Protection Act, both of which took effect on July 1, 2004. Under SB-1, a financial company must allow its customers to opt out of the sharing of their information with affiliates in separately regulated lines of business and must receive a customer opt-in before confidential customer data may be shared with unaffiliated companies (subject to certain exceptions). Under the new California Online Privacy Act, all operators of commercial websites and online services that allow interaction with California consumers (even if no transactions may be effected online) must post privacy policies meeting statutory requirements. The FTC, which administers the federal privacy rules for mortgage lenders, has determined that privacy laws in several states are not preempted by Gramm-Leach-Bliley, most recently new privacy laws enacted by Vermont and Illinois. In view of the public concern with privacy, we cannot assure you that additional rules that restrict or make more costly our activities and the activities of our vendors will not be adopted and will not restrict the marketing of our products and services to new customers. Furthermore, despite our efforts, we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements.

New investigatory and enforcement policies affecting the mortgage industry may increase our costs and decrease our loan brokerage volumes.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Several state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a settlement agreement with a large subprime mortgage company. The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states and also agreed to make changes to certain business practices, including the underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this settlement agreement do not apply directly to us; however, federal and state regulatory agencies and private parties might nevertheless expect companies in the subprime industry, including us, to make our business practices consistent with the provisions of the settlement agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, and our costs of doing business. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

Our failure to obtain and maintain licenses in the various jurisdictions in which we do business could have a material adverse effect on our results of operations, financial condition, liquidity, and ability to continue as a going concern.

We operate a highly regulated industry and we are subject to various licensing requirements. We have recently lost a significant number of employees who were responsible for maintaining applicable licenses in appropriate jurisdictions. There can be no assurance that we will be able to maintain any necessary license in light of the complex licensing requirements and our reduction in workforce. Further, certain licensing authorities require us to maintain a minimum net worth or surety or fidelity bonds to maintain a license in that jurisdiction. Our current financial condition, including the fact that we currently have a negative net worth under GAAP, may make it impossible for us to satisfy these requirements. To the extent we lose any material license, our results of operations, financial condition, liquidity, and ability to continue as a going concern will be adversely affected.

In addition, some states in which we operate may impose regulatory requirements for financial disclosure regarding our officers and directors and persons or groups holding 10%, or in some case 5%, of our outstanding shares of stock. If any officer, director, person or group holding 10%, or in applicable cases 5%, or more of our outstanding shares of stock (including the holders of our Series D-1 Preferred Stock) fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in the state, which could have a material adverse effect on our results of operations, financial condition, liquidity, and ability to continue as a going concern.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we have foreclosed upon and taken title to a significant number of residential properties and, as a result, could become subject to environmental liabilities associated with these properties. We may be held liable for property damage, personal injury, investigation, and cleanup costs incurred in connection with environmental contamination. These costs could be substantial. If we ever become subject to significant environmental liabilities, our financial condition and results of operations and ability to continue as a going concern would be adversely affected.

The federal banking agencies’ final guidance on nontraditional mortgage products may impact our ability to broker or sell certain nontraditional mortgage loans.

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

While not directly applicable to us, the Guidance may affect our ability to broker or sell the nontraditional loans covered by the Guidance. Further, the Guidance is instructive of the regulatory climate concerning those loans and may be adopted in whole or part by other agencies that regulate us. The Guidance reports that the Conference of State Bank Supervisors and the State Financial Regulators Roundtable are committed to preparing a model guidance document for state regulators of non-depository institutions such as us, which would be “similar in nature and scope” to the Guidance. It is also possible that the Guidance, or certain provisions within it, may be adopted as laws or used as guidance by federal, state or local agencies and that those laws or guidance may be applied to us.

If we are required (either by a regulatory agency or by third-party originators or investors) to make changes to our business practices to comply with the Guidance, it might affect the business activities in which we may engage and the profitability of those activities. If, as a result of the Guidance, originators or investors to which we broker or sell loans change their business practices and policies, then our ability to sell our existing mortgage loans or broker new loans could be adversely affected, which would affect our liquidity, cash flows and ability to continue as a going concern.

Risks Related to Our Capital Stock

The market price and trading volume of our common and preferred stock may be volatile, which could result in substantial losses for our shareholders.

The market price of our capital stock can be highly volatile and subject to wide fluctuations. In addition, the trading volume in our capital stock may fluctuate and cause significant price variations to occur. Investors may experience volatile returns and material losses. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our capital stock include:

•	actual or perceived changes in our ability to continue as a going concern;

•	actual or anticipated changes in the delinquency and default rates on mortgage loans, in general, and specifically on the loans we invest in through our mortgage securities;

•	actual or anticipated changes in residential real estate values;

•	actual or anticipated changes in market interest rates;

•	actual or anticipated changes in our earnings and cash flow;

•	general market and economic conditions, including the operations and stock performance of our competitors;

•	developments in the subprime mortgage lending industry or the financial services sector generally;

•	the impact of new state or federal legislation or adverse court decisions;

•	the activities of investors who engage in short sales of our common stock;

•	actual or anticipated changes in financial estimates by securities analysts;

•	sales, or the perception that sales could occur, of a substantial number of shares of our common stock by insiders;

•	additions or departures of senior management and key personnel; and

•	actions by institutional shareholders.

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

In the future, we may access the capital markets to raise additional funds by making additional offerings of securities, including debt instruments, preferred stock or common stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our capital stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that could limit our ability to make a distribution to common shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our common shareholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Other Risks Related to our Business

You should exercise caution in reviewing our condensed consolidated financial statements.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. In light of these facts, you should exercise caution in reviewing our financial statements.

Our statement of cash flows as reported for GAAP purposes may be difficult to interpret.

Our reported results for GAAP purposes differ materially, from both our cash flows and our taxable income. We have transferred mortgage loans or mortgage securities into securitization trusts to obtain long-term non-recourse funding for these assets. When we surrendered control over the transferred mortgage loans or mortgage securities, the transaction was accounted for as a sale. When we retained control over the transferred mortgage loans or mortgage securities, the transaction was accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting these transactions are recorded differently. In a securitization transaction accounted for as a sale, we recorded a gain or loss on the assets transferred in our income statement and we recorded the retained interests at fair value on our balance sheet. In a securitization transaction accounted for as a secured borrowing, we consolidated all the assets and liabilities of the trust on our financial statements (and thus do not show the retained interest we own as an asset). As a result of this and other accounting issues, shareholders and analysts must undertake a complex analysis to understand, among other things, our economic cash flows and actual financial leverage. This complexity may cause trading in our stock to be relatively illiquid or may lead observers to misinterpret our results.

Market values for our mortgage assets and hedges can be volatile. For GAAP purposes, we mark-to-market our non-hedging derivative instruments through our GAAP consolidated income statement and we mark-to-market our mortgage securities—available-

for-sale through our GAAP consolidated balance sheet through other comprehensive income unless the mortgage securities are in an unrealized loss position which has been deemed as an other-than-temporary impairment. An other-than-temporary impairment is recorded through the income statement in the period incurred. Additionally, we do not mark-to-market our loans held for sale as they are carried at lower of cost or market, as such, any change in market value would not be recorded through our income statement until the related loans are sold. If we sell an asset that has not been marked-to-market through our income statement at a reduced market price relative to its basis, our reported earnings will be reduced. A decrease in market value of our mortgage assets may or may not result in deterioration in future cash flows. As a result, changes in our GAAP consolidated income statement and balance sheet due to market value adjustments should be interpreted with care.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited if the transfer restrictions are not effective in preventing an ownership change from occurring.

We currently have recorded a net deferred tax asset, before valuation allowance, of $316.1 million, almost all of which relates to certain loss carryforwards and net unrealized built-in-losses. While we believe that it is unlikely that we will be able to utilize such losses in the future, the net operating loss carryforwards and net unrealized built-in losses could provide significant future tax savings to us if we are able to use such losses. However, our ability to use these tax benefits may be impacted, restricted or eliminated due to a future ownership change within the meaning of Section 382 of the Code. Pursuant to Section 382 of the Code, a corporation is limited in its ability to use existing net operating loss carryforwards and net unrealized built in losses once that corporation experiences an “ownership change” (as that term is defined in the Code and IRS regulations). More specifically, corporations are limited in their ability to use net operating loss carryforwards and net unrealized built in losses that are in existence prior to an “ownership change” to offset taxable income they receive after an “ownership change”. We have imposed certain transfer restrictions on our Series D-1 Preferred Stock, and have also agreed to take action necessary to amend our charter, including submitting the amendment to our stockholders for approval, to limit the transferability of our common stock in order to attempt to preserve certain of our net operating loss carryforwards and net unrealized built-in losses. Although transfer restrictions are valid under the Maryland General Corporation Law, we are not aware of any published court decisions enforcing similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions, and we may be unable to enforce such transfer restrictions. Even if a court were to enforce the transfer restrictions, the Internal Revenue Service might not agree that the transfer restrictions provided a sufficient remedy with respect to an ownership change resulting from a prohibited transfer. In either of these cases despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses, which may result in higher taxable income for us (and a significantly higher tax cost as compared to the situation where these tax benefits are preserved), and we would be required to write-off such tax benefits limited by Section 382, resulting in a change to earnings on our consolidated financial statements.

The transfer restrictions on our capital stock may delay or prevent takeover bids by third parties and may delay or frustrate attempts by a stockholder to replace management.

The transfer restrictions on our capital stock are complex and are designed to preserve the value of our net operating loss carryforwards and net unrealized built-in losses for the benefit of our stockholders. Any person who seeks to acquire a significant interest in us will be required to negotiate with our board of directors. The transfer restrictions may also make it more difficult to effect a business combination transaction that stockholders may perceive to be favorable because of the need to negotiate with our board of directors. The transfer restrictions could also make it more difficult for a stockholder to replace current management because a stockholder’s ability to increase its voting power is limited.

Our business could be adversely affected if we experienced an interruption in or breach of our communication or information systems or if we were unable to safeguard the security and privacy of the personal financial information we receive.

We rely heavily upon communications and information systems to conduct our business. Any material interruption, or breach in security, of our communication or information systems or the third-party systems on which we rely could negatively affect our business. Additionally, we have access to the personal financial information of the borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information or if we inadvertently disclosed this information, we potentially could be subject to both private and public legal actions. Our policies and safeguards may not be sufficient to prevent the misappropriation or inadvertent disclosure of confidential information, may become noncompliant with existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2007 – July 31, 2007 (B)	705	$16.24	—	$1,020
August 1, 2007 – August 31, 2007	—	—	—	$1,020
September 1, 2007 – September 30, 2007	—	—	—	$1,020

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.
(B)	Shares were repurchased in connection with the Company’s one-for-four reverse stock split of its common stock effective July 27, 2007.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Listing

Exhibit No.	Description of Document
2.1	Servicing Rights Transfer Agreement, dated as of October 12, 2007, between Saxon Mortgage Services, Inc. and NovaStar Mortgage, Inc.

10.49.2	Amendment Number Two, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Residual Securities), dated as of April 18, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., NovaStar Financial, Inc. and NFI Holding Corporation[1]

10.67.2	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Whole Loan), dated as of May 9, 2007, among Wachovia Bank, N.A., NFI Repurchase Corporation, NMI Repurchase Corporation, HomeView Lending, Inc., NMI Property Financing, Inc., NovaStar Financial, Inc., NFI Holding Corporation and NovaStar Mortgage, Inc.[2]

10.68.2	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (Non-Investment Grade Securities), dated as of May 31, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corp.[3]

10.69.1	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (Investment Grade Securities), dated as of May 31, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., and NovaStar Financial, Inc. and NFI Holding Corporation.[4]

10.76	Separation and Consulting Agreement, dated as of October 16, 2007 among NovaStar Mortgage and David A. Pazgan.[5]

10.77	Waiver Agreement dated August 17, 2007 by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A., Wachovia Capital Markets, LLC and Wachovia Investment Holdings, LLC.[6]

11.1	Statement Regarding Computation of Per Share Earnings [7]

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
[2]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
[3]	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
[4]	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
[5]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 18, 2007
[6]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 23, 2007
[7]	See Note 19 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 14, 2007	/s/ SCOTT F. HARTMAN
Scott F. Hartman,
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2007	/s/ GREGORY S. METZ
Gregory S. Metz,
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Document
2.1	Servicing Rights Transfer Agreement, dated as of October 12, 2007, between Saxon Mortgage Services, Inc. and NovaStar Mortgage, Inc.

10.49.2	Amendment Number Two, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Residual Securities), dated as of April 18, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., NovaStar Financial, Inc. and NFI Holding Corporation[1]

10.67.2	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Whole Loan), dated as of May 9, 2007, among Wachovia Bank, N.A., NFI Repurchase Corporation, NMI Repurchase Corporation, HomeView Lending, Inc., NMI Property Financing, Inc., NovaStar Financial, Inc., NFI Holding Corporation and NovaStar Mortgage, Inc.[2]

10.68.2	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (Non-Investment Grade Securities), dated as of May 31, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corp.[3]

10.69.1	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (Investment Grade Securities), dated as of May 31, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., and NovaStar Financial, Inc. and NFI Holding Corporation[4]

10.76	Separation and Consulting Agreement, dated as of October 16, 2007 among NovaStar Mortgage and David A. Pazgan.[5]

10.77	Waiver Agreement dated August 17, 2007 by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A., Wachovia Capital Markets, LLC and Wachovia Investment Holdings, LLC.[6]

11.1	Statement Regarding Computation of Per Share Earnings[7]

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
[2]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
[3]	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
[4]	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
[5]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 18, 2007
[6]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 23, 2007
[7]	See Note 19 to the condensed consolidated financial statements.