Form 10-K
period 2007-12-31
NOVASTAR FINANCIAL INC
filed 2008-04-01
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

Redeemable Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $239,636,773, based upon the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange on such date.

The number of shares of the Registrant’s Common Stock outstanding on March 31, 2008 was 9,390,840.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2007.

NOVASTAR FINANCIAL, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

PART I

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management’s beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business during this difficult period for the subprime industry; our ability to continue as a going concern; decreases in cash flows from our mortgage securities; our ability to reduce expenses from our discontinued operations; increases in the credit losses on mortgage loans underlying our mortgage securities and our mortgage loans – held in portfolio; our ability to repay Wachovia in a manner and time period acceptable to Wachovia; our ability to remain in compliance with the agreements governing our indebtedness; impairments on our mortgage assets; increases in prepayment or default rates on our mortgage assets; increases in margin calls and loan repurchase requests; changes in assumptions regarding estimated loan losses and fair value amounts; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future; events impacting the subprime mortgage industry in general, including events impacting our competitors and liquidity available to the industry; residential property values; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; our ability to adapt to and implement technological changes; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-K. Other factors not presently identified may also cause actual results to differ. This report on Form 10-K speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Item 1. Business

We are a Maryland corporation formed on September 13, 1996 which operates solely as a non-conforming residential mortgage portfolio manager. Prior to significant changes in our business during 2007 and the first quarter of 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. We retained, through our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. During 2007 and early 2008, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the abandonment of our servicing operations. See “Executive Overview of Performance” and “Known Material Trends, Significant Events and Uncertainties” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the severely disrupted mortgage industry and credit markets and the changes we made to our operations to manage through those changes.

We currently intend to manage only our mortgage portfolio management segment. In the event we are able to significantly increase our liquidity position (as to which no assurance can be given), we may use excess cash to make certain investments if we determine that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies. Because of certain state licensing requirements, it is unlikely we are able, ourselves, to directly recommence mortgage lending activities so long as we continue to have a shareholders’ deficit. Segment information for the three years ended December 31, 2007 is included in Note 16 to our consolidated financial statements.

Historically, we had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). During 2007, we announced that we would not be able to pay a dividend on our common stock with respect to our 2006 taxable income, and as a result, our status as a REIT terminated retroactive to January 1, 2006. This retroactive revocation of our REIT status resulted in us becoming taxable as a C corporation for 2006 and subsequent years.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Mortgage Portfolio Management

The continued deterioration of the secondary market for subprime mortgage assets has altered the focus of our portfolio management business from that of seeking investment opportunities to that of only managing our current portfolio of mortgage securities and mortgage loans. Our portfolio of mortgage securities includes interest-only, prepayment penalty, and overcollateralization securities retained from our securitizations of nonconforming, single-family residential mortgage loans which we have accounted for as sales, under applicable accounting rules (collectively, the “residual securities”). Our portfolio of mortgage securities also includes subordinated mortgage securities retained from our securitizations and subordinated home equity loan asset-backed securities (“ABS”) purchased from other ABS issuers (collectively, the “subordinated securities”).

The long-term mortgage loan portfolio on our balance sheet consists of mortgage loans classified as held-in-portfolio resulting from securitization transactions treated as financings completed in the second quarter of 2006 and the first quarter of 2007 (NHES Series 2006-1, NHES Series 2006-MTA1, and NHES Series 2007-1). We have financed our investment in these loans by issuing asset backed bonds (“ABB”).

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

In the event we are able to significantly increase our liquidity position (as to which no assurance can be given), we may use excess cash to make certain investments if we determine that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies.

Market in Which NovaStar Competes

The mortgage industry is dominated by large, sophisticated financial institutions. To compete effectively, we must have a very high level of operational, technological, and managerial expertise as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage lenders have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection. Primarily because of these factors, the industry continues its consolidation trend.

Risk Management

Management recognizes the following primary risks associated with the business and industry in which it operates.

•	Interest Rate/Market

•	Liquidity

•	Credit

•	Prepayment

Interest Rate/Market Risk. Our investment policy goals are to maintain the net interest margin between our assets and liabilities and to diminish the effect of changes in interest rate levels on the market value of our assets, to the extent consistent with our liquidity needs.

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

Management historically has used financing sources under which the interest rate resets frequently. As of December 31, 2007, all borrowings under our financing arrangements adjust daily or monthly off LIBOR. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected and impairments may be incurred, as the asset rate resets would lag the borrowing rate resets.

Historically, we have transferred interest rate agreements at the time of securitization into the securitization trusts to protect the third-party bondholders from interest rate risk and to decrease the volatility of future cash flows related to the securitized mortgage loans. We entered into these interest rate agreements as we originated and purchased mortgage loans in our mortgage lending segment. At the time of a securitization structured as a sale, we transferred interest rate agreements into the securitization trusts and they were removed from our balance sheet. The trust assumed the obligation to make payments and obtained the right to receive payments under these agreements. Generally, net settlement obligations paid by the trust for these interest rate agreements reduce the excess interest cash flows to our residual securities. Net settlement receipts from these interest rate agreements are used either to cover interest shortfalls on the third-party primary bonds or to provide credit enhancement with any remaining funds then flowing to our residual securities. For securitizations structured as financings the derivatives remain on our balance sheet. Generally, these interest rate agreements do not meet the hedging criteria set forth in Generally Accepted Accounting Principles (“GAAP”) while they are on our balance sheet; therefore, we are required to record their change in value as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. Occasionally, we enter into interest rate agreements that do meet the hedging criteria set forth in GAAP. In these instances, we record their change in value, if effective, directly to other comprehensive income on our statement of shareholder’s equity.

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

The following table summarizes management’s estimates of the changes in market value of our mortgage assets and interest rate agreements assuming interest rates were 100 and 200 basis points, or 1 and 2 percent, higher or lower. The cumulative change in market value represents the change in market value of mortgage assets, net of the change in market value of interest rate agreements. The change in market value of the liabilities on our balance sheet due to a change in interest rates is insignificant since a majority of our short-term borrowings and asset-backed bonds (“ABB”) are adjustable rate; however, as noted above, rapid increases in short-term interest rates would negatively impact the interest-rate spread between our liabilities and assets and, consequently, our earnings.

Interest Rate Sensitivity - Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of December 31, 2007:
Change in market values of:
Assets – non trading (B)	$42,484	$19,234	$(18,057)	$(32,868)
Assets – trading (C)	33,448	15,269	(14,210)	(26,053)

Cumulative change in market value	$75,932	$34,503	$(32,267)	$(58,921)

Percent change of market value portfolio equity (D)	61.0%	24.6%	(17.5%)	(30.5%)

As of December 31, 2006:
Change in market values of:
Assets – non trading (B)	$226,262	$105,038	$(78,698)	$(150,481)
Assets – trading (C)	9,999	7,080	(14,120)	(30,707)
Interest rate agreements	(40,018)	(20,946)	23,998	49,264

Cumulative change in market value	$196,243	$91,172	$(68,820)	$(131,924)

Percent change of market value portfolio equity (D)	34.0%	15.8%	(11.9%)	(22.9%)

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio and mortgage securities—available-for-sale for 2007 and 2006, and also includes mortgage servicing rights for 2006 as well.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of December 31, 2007 and December 31, 2006.

Hedging. We use derivative instruments, including interest rate swap and cap contracts, to mitigate the risk of our cost of funding increasing at a faster rate than the interest on assets. We adhere to an interest rate risk management program that is approved by our Board. This program is formulated with the intent to mitigate the potential adverse effects resulting from rate adjustment limitations on mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of adjustable-rate mortgage loans and related borrowings. However, our hedging strategy is subject to, and is currently limited by, considerations of cost and liquidity risk.

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

The following table summarizes the key contractual terms associated with our interest rate risk management contracts as of December 31, 2007, all of which are held by securitization trusts. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR. During 2007, we terminated all of our derivative instruments not in securitization trusts. The cash impact was minimal to settle the terminations.

We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of December 31, 2007.

Interest Rate Risk Management Contracts

(dollars in thousands)

	Net Fair Value	Total Notional Amount	Maturity Range
			2007	2008	2009		2010		2011 and beyond
Pay-fixed swaps:
Contractual maturity	$(9,441)	$1,165,000	$720,000	$405,000	$40,000		$—		$—
Weighted average pay rate		4.9%	5.0%	4.9%	5.0%		—		—
Weighted average receive rate		4.6%	(A )	(A )	(A	)	(A	)	—

Interest rate caps:
Contractual maturity	$85	$220,000	$180,000	$40,000	$—		$—		$—
Weighted average strike rate		5.0%	5.0%	5.0%	—		—		—

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Liquidity Risk. A significant risk to our operations is the risk that we will not have enough cash and liquidity available to operate our business and meet our debt payment and other obligations. We currently face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of liquidity risks and resources available to us.

Credit Risk. Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or the amount we have invested in securities. Nonconforming mortgage loans comprise substantially all of our mortgage loan portfolio and serve as collateral for our mortgage securities. Nonconforming borrowers include individuals who do not qualify for agency/conventional lending programs because of a lack of conventional documentation or previous credit difficulties. Often, they are individuals or families who have built up high-rate consumer debt and are attempting to use the equity in their home to consolidate debt and reduce the amount of money it takes to service their monthly debt obligations.

We have traditionally utilized our role as servicer of our securitized pools of mortgage loans to attempt to identify and address potential and actual borrower delinquencies and defaults. As a result of the sale of our mortgage servicing rights effective November 1, 2007, we no longer control the lender-borrower relationship, which may exacerbate the increase in delinquencies and defaults under such mortgage loans and the negative impact on the value and cash flows of our residual and subordinated securities and mortgage loans – held-in-portfolio resulting from such delinquencies and defaults.

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

The majority of our residual securities portfolio consists of securities which are “interest-only” in nature. These securities represent the net cash flow – interest income – on the underlying loans in excess of the cost to finance the loans. When borrowers repay the principal on their mortgage loans early, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our securities.

We mitigated prepayment risk by originating and purchasing loans that include a penalty if the borrower repays the loan in the early months of the loan’s life. A majority of our loans have a prepayment penalty up to but no greater than 80% of six months interest on the principal balance that is being repaid. As of December 31, 2007, 51% of the loans which serve as collateral for our mortgage securities had a prepayment penalty. As of December 31, 2007, 62% of our mortgage loans – held-in-portfolio had a prepayment penalty.

U.S. Federal Income Tax Consequences

Historically, we were taxed as a REIT under Section 857 of the Code. As a REIT, we generally were not subject to federal income tax. To maintain our qualification as a REIT, we had to distribute at least 90% of our REIT taxable income to our shareholders and meet certain other tests relating to assets, income and ownership. However, we had elected to treat NFI Holding Corporation and its subsidiaries as taxable REIT subsidiaries (collectively the “TRS”). In general, the TRS could hold assets that the REIT could not hold directly and generally could engage in any real estate or non-real estate related business. The subsidiaries comprising the TRS were subject to corporate federal and state income tax and were taxed as regular C corporations.

During 2007, we were unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006 either in the form of cash or preferred stock. This action resulted in our loss of REIT status retroactive to January 1, 2006. Our failure to satisfy the REIT distribution test resulted from demands on our liquidity and the substantial decline in our market capitalization during 2007.

As a result of our termination of REIT status, we elected to file a consolidated federal income tax return with our eligible affiliated members. We reported taxable income in 2006 of approximately $212 million, which resulted in a tax liability of approximately $74 million along with interest and penalties due of approximately $5.8 million. After applying the payments and credits, we reported an amount owed to the IRS of approximately $67 million. We applied for and received an extension of time to pay the income taxes due to our expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow us to reduce all of our taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. However, we will be required to pay interest and any penalties that apply on the balance due to the IRS in 2008.

Because we terminated our REIT status effective January 1, 2006 and were taxable as a C corporation for 2006 and beyond, we recorded deferred taxes based on the estimated cumulative temporary differences as of December 31, 2007.

In determining the amount of deferred tax assets to recognize in the financial statements, we evaluate the likelihood of realizing such benefits in future periods. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. SFAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

Based on the evidence available as of December 31, 2007, including the significant pre-tax losses incurred by us in both the current quarter and previous quarters, the ongoing disruption to the credit markets, the liquidity issues facing us and our decision to close all of our mortgage lending operations, we concluded that it is more likely than not that our entire net deferred tax asset will not be realized. Based on these conclusions, we recorded a valuation allowance of $368.3 million for deferred tax assets as of December 31, 2007 compared to $0.7 million as of December 31, 2006. In future periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets.

As of December 31, 2007, we had a federal net operating loss of approximately $368.4 million. We are expecting to carryback $196.1 million of the 2007 projected federal net operating loss against our 2006 taxable income and have recorded a current receivable for such benefit. The receivable was netted against the 2006 federal liability. The remaining $172.3 federal net operating loss may be carried forward to offset future taxable income, subject to provisions of the Code, including substantial limitations that would be imposed in the event of an “ownership change” as defined by Section 382 of the Code. If not used, this net operating loss will begin to expire in 2025.

The IRS is currently examining the 2005 federal income tax return of NFI Holding Corporation, a wholly-owned subsidiary. We are not aware of any significant findings as a result of this exam, however, the exam is still ongoing. Management believes it has adequately provided for potential tax liabilities that may be assessed for years in which the statute of limitations remains open. However, the assessment of any material liability would adversely affect our financial condition, liquidity and ability to continue as a going concern.

Personnel

As of December 31, 2007, we employed 247 people. Because of further reductions in workforce subsequent to December 31, 2007, we employ approximately 53 people as of March 27, 2008. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Risks Related to Recent Changes in Our Business

The subprime loan market has largely ceased to operate, which has adversely affected our business and may adversely affect our ability to continue as a going concern.

Due to a number of market factors, including increased delinquencies and defaults on residential mortgage loans, investor concerns over asset quality, a weakening of the United States housing market and the failure of certain subprime mortgage companies and hedge funds that have invested in subprime loans, there has been extreme uncertainty and disruption in the subprime mortgage industry as a whole. As a result, our business has been materially and adversely affected in a number of ways. Due to the fact that the secondary market for mortgage loans has effectively been unavailable to us since the middle of 2007, we have discontinued our mortgage lending business and have sold, at a loss, most of the loans that we originated during 2007 and had not previously securitized. Further, we have sold our mortgage servicing assets to generate cash to repay existing indebtedness and to reduce cash requirements. We have also terminated a substantial portion of our workforce. All of these events have had a material adverse effect on our business and have forced us to change business strategies. Our business now is focused solely on managing our portfolio of mortgage securities. If the subprime market fails to significantly improve, our results of operations, financial condition, liquidity, and business prospects will be further adversely affected and there can be no assurance that we will be able to continue as a going concern. Further, because of state licensing requirements, we are unlikely to be able, ourselves, to recommence mortgage lending activities so long as we continue to have a shareholders’ deficit. As a result of this and other factors, in the event that the subprime market recovers, there can be no assurance that we will be able to operate in the manner or at the levels that we have historically.

Payments on our mortgage securities are currently our only source of cash flows and will decrease in the next several months. Absent the reestablishment of profitable operations and reduction of our expenses from discontinued operations and other obligations, our cash flows will not be sufficient for us to continue as a going concern.

Our residual and subordinated mortgage securities are currently our only source of cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. Any new advances under our financing facilities are at Wachovia’s sole discretion and we do not expect any such advances to be made. If, as the cash flows from mortgage securities decrease, we are unable to recommence or invest in mortgage loan origination or brokerage business on a profitable basis, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

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

Increased delinquencies and defaults on the mortgage loans underlying our residual and subordinated mortgage securities have resulted in a decrease in the cash flow we receive from these investments. To the extent we continue to experience significant realized losses and decreased cash flows from these assets, our results of operations, financial condition, liquidity, and ability to continue as a going concern will be adversely affected. In addition, because we have financed our mortgage securities under short-term warehouse repurchase agreements, continued decreases in the value of these retained securities may result in additional margin calls, which will further undermine our liquidity and ability to continue as a going concern.

There can be no assurance that we will have access to financing necessary to support our business and assets. Further, if we are unable to remain in compliance with agreements governing our indebtedness or to obtain waivers of any noncompliance, we will not be able to continue as a going concern.

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

We currently intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s outstanding borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. During and after this period of repayment, any new advances under the Wachovia lending facilities are at Wachovia’s sole discretion and we do not expect any such advances to be made.

As of December 31, 2007 and thereafter, we are out of compliance with the net worth and liquidity covenants in our financing agreements with Wachovia. While Wachovia has waived this non compliance through April 30, 2008, there can be no assurance that we will be able to obtain further waivers of, or amendments to, our financing facilities if we were to breach any representation, warranty or covenant contained in such financing facilities or waiver or amendment. In addition, we project that we will be out of compliance with our current waiver prior to its expiration of April 30, 2008. Any default under our secured financing facilities and failure to obtain any necessary waivers or amendments in the future could result in the acceleration of the indebtedness under these facilities and the liquidation by the lender of the related collateral. Any acceleration of indebtedness would have a material adverse affect on our liquidity and ability to continue as a going concern and any liquidation of our collateral could be at a substantial loss.

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

Various legal proceedings could adversely affect our financial condition, our results of operations, liquidity and our ability to continue as a going concern.

In the course of our business, we are subject to various legal proceedings and claims. See Part I “Item 3—Legal Proceedings.” The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, liquidity, financial condition and ability to continue as a going concern.

The Securities and Exchange Commission (the “Commission”) has requested information from issuers in our industry, including us, regarding accounting for mortgage loans and other mortgage related assets. In addition, we have received requests or subpoenas for information relating to our operations from various federal and state regulators and law enforcement, including, without limitation, the Federal Trade Commission, the Department of Housing and Urban Development, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor. While we have provided, or are in the process of providing, the requested information to the applicable officials, we may be subject to further information requests from, or action by, these or other regulators or law enforcement officials. To the extent we are subject to any actions, our financial condition, liquidity, and ability to continue a going concern could be materially adversely affected.

There can be no assurance that our common stock or Series C Preferred Stock will continue to be traded in an active market.

Our common stock and our 8.90% Series C Preferred Stock were delisted by the New York Stock Exchange (“NYSE”) in January 2008, as a result of failure to meet applicable standards for continued listing on the NYSE. Our common stock and Series C Preferred Stock are currently quoted on the OTC Bulletin Board and on the Pink Sheets. However, there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC and Pink Sheets is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common and preferred stock could be adversely affected and your ability to transfer your shares of our common and preferred stock may be limited.

We are not likely to pay dividends to our common or preferred stockholders in the near future.

We are not required to pay out our taxable income in the form of dividends, as we are no longer subject to a REIT distribution requirement. Instead, payment of dividends is at the discretion of our board of directors. To preserve liquidity and to remain in compliance with our financing facilities, our board of directors has suspended dividend payments on our Series C and Series D-1 Preferred Stock. Dividends on our Series C and D-1 Preferred Stock continue to accrue and the dividend rate on our Series D-1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. No dividends can be paid on any of our common stock until all accrued and unpaid dividends on our Series C and Series D-1 Preferred Stock are paid in full. Accumulating dividends with respect to our preferred stock will negatively affect the ability of our common stockholders to receive any distribution or other value upon liquidation.

Risks Related to Mortgage Asset Financing, Sale, and Investment Activities

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could further harm our liquidity and ability to continue as a going concern.

When we sold mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. If a purchaser enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. Repurchased loans are typically sold at a significant discount to the unpaid principal balance and, prior to sale, cannot currently be financed by us. As a result, significant repurchase activity would further harm our liquidity, cash flow, and financial condition.

During 2007, we received an increased number of repurchase and indemnity demands from purchasers of whole loans as a result of, among other things, borrower fraud, which had a negative impact on our liquidity and results of operations. In the event that we experience further repurchase and indemnity demands, our liquidity, cash flow, and financial condition will be further harmed.

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities and to estimate reserves could further adversely affect our financial position.

Our securitizations of mortgage loans that were structured as sales for financial reporting purposes resulted in gain recognition at closing as well as the recording of the residual mortgage securities we retained at fair value. The value of residual securities represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Due to deteriorating market conditions, our actual experience has differed significantly from our assumptions, resulting in a reduction in the fair value of these securities and impairments on these securities. If our actual experience continues to differ materially from the assumptions that we used to determine the fair value of these securities, our financial condition, results of operations and ability to continue as a going concern will continue to be negatively affected.

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

•

the value of our residual and subordinated securities and the income we receive from them are based primarily on LIBOR, and an increase in LIBOR increases our funding costs which reduces the cash flow we receive from, and the value of, these securities;

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

In addition, interest rate changes may also further impact our net book value as our mortgage securities and related hedge derivatives are marked to market each quarter. Generally, as interest rates increase, the value of our mortgage securities decreases which decreases the book value of our equity.

Furthermore, shifts in the yield curve, which represents the market’s expectations of future interest rates, also affects the yield required for the purchase of our mortgage securities and therefore their value. To the extent that there is an unexpected change in the yield curve it could have an adverse effect on our mortgage securities portfolio and our financial position and operations.

Risks Related to Credit Losses

Further delinquencies and losses with respect to residential mortgage loans, particularly in the sub-prime sector, may cause us to recognize additional losses, which would further adversely affect our operating results, liquidity, financial condition, business prospects and ability to continue as a going concern.

The residential mortgage market has encountered difficulties which have adversely affected our performance. Delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in most states have declined, in some areas severely, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values is likely to result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the sub-prime mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities and the mortgage loans held in our portfolio will be further reduced, which will adversely affect our operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

Loans made to nonconforming mortgage borrowers entail relatively higher delinquency and default rates which will result in higher loan losses.

Nonconforming mortgage borrowers have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, will result in higher levels of realized losses than conventional loans.

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

We have experienced an increase in borrower delinquencies and defaults, which has adversely affected our liquidity, cash flows, results of operations and financial condition. Nearly all of our remaining loans held for sale are delinquent or are in default. In addition, we continue to be exposed to delinquencies and losses with respect to loans that we have securitized, either through residual securities that we retain in securitizations structured as sales, or through the loans that remain on our balance sheet in securitizations structured as financings.

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

As with the broader nonconforming mortgage loan industry, we have experienced an increase in exposure due to fraud, which has resulted in an increase in our repurchase and indemnity obligations and has adversely affected our cash flow, liquidity, results of operations and financial condition. In the event that we experience further repurchase and indemnity demands, our liquidity, cash flow, financial condition and ability to continue as a going concern will be adversely affected.

The value of, and cash flows from, our mortgage securities may further decline due to factors beyond our control.

There are many factors that affect the value of, and cash flows from, our mortgage securities, many of which are beyond our control. For example, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions or natural disasters, and a borrower’s ability to repay a loan may be adversely affected by factors beyond our control, such as subsequent over-leveraging of the borrower, reductions in personal incomes, and increases in unemployment. Interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses. To the extent that these factors continue to negatively affect the value of, and cash flows from, our mortgage assets our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern will be adversely affected.

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

A substantial portion of our mortgage assets consist of single-family mortgage loans or mortgage securities evidencing interests in single-family mortgage loans. Because substantially all of our loans were made to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans tend to be higher during economic slowdowns. We have experienced a significant increase in delinquencies and defaults, which has harmed and continues to harm our financial condition, results of operations, liquidity, cash flows and ability to continue as going concern. In addition, material declines in real estate values have weakened our collateral loan-to-value ratios, have increased the risk of default by decreasing the ability of borrowers to refinance loans they are unable to sustain or to sell the mortgage property to repay the loan, and have increased the possibility of loss if a borrower defaults. In such cases, we are subject to the risk of loss on such mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

Geographic concentration of mortgage loans increases our exposure to risks in those areas.

Over-concentration in any one geographic area of our loans held for sale or underlying our mortgage securities increases our exposure to the economic risks associated with that area. Declines in the residential real estate markets in which we are concentrated, including California and Florida, have reduced the values of the properties collateralizing our mortgages which in turn has increased the risk of delinquency, foreclosure, or losses from those loans. In addition, increases in the unemployment rate in markets in which we are concentrated increases the likelihood that borrowers in those areas may become delinquent on their loans. To the extent that borrowers in a geographic area in which we have made a significant number of loans become delinquent or otherwise default on such loans, the value of, and cash flows from, our mortgage securities will further decrease which will adversely affect our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern.

To the extent that we have a large number of loans in an area hit by a natural disaster, we may suffer losses.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes and floods. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters, and that in turn could negatively affect the value of, and cash flows from, our mortgage assets, which will adversely affect our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern.

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

Failure to qualify for an exemption from regulation as an investment company could harm our business.

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

Failure to comply with federal, state or local regulation of, or licensing requirements with respect to, our business could harm our financial condition and ability to recommence mortgage banking operations.

Our prior mortgage lending, brokerage and loan servicing operations were subject to an extensive body of federal, state and local laws and licensing requirements. Although we utilized systems and procedures designed to facilitate compliance, these requirements were voluminous and, in some cases, complex and subject to interpretation, and our compliance with these requirements depended on the actions of a large number of employees. Borrowers experiencing foreclosure and terminated employees may make retaliatory allegations of non-compliance. Investigations, enforcement actions, litigation, fines, penalties and liability with respect to non-compliance with these requirements may consume attention of key personnel, may adversely affect our ability to recommence mortgage lending, brokerage or servicing operations, and may materially and adversely affect our financial condition, results of operations, liquidity and ability to continue as a going concern.

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

In the future, we may access the capital markets to raise additional funds by making additional offerings of securities, including debt instruments, preferred stock or common stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our capital stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that limit our ability to make a distribution to common shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our common shareholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Other Risks Related to our Business

You should exercise caution in reviewing our consolidated financial statements.

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

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited if transfer restrictions are not adopted or are not effective in preventing an ownership change from occurring.

We currently have recorded a net deferred tax asset, before valuation allowance, of $368.3 million, almost all of which relates to certain loss carryforwards and net unrealized built-in-losses. While we believe that it is more likely than not that we will not be able to utilize such losses in the future, the net operating loss carryforwards and net unrealized built-in losses could provide significant future tax savings to us if we are able to use such losses. However, our ability to use these tax benefits may be impacted, restricted or eliminated due to a future ownership change within the meaning of Section 382 of the Code. Pursuant to Section 382 of the Code, a corporation is limited in its ability to use existing net operating loss carryforwards and net unrealized built in losses once that corporation experiences an “ownership change” (as that term is defined in the Code and IRS regulations). We have imposed certain transfer restrictions on our Series D-1 Preferred Stock, and have also agreed to submit an amendment to our Charter to our shareholders for approval, to limit the transferability of our common stock in order to attempt to preserve certain of our net operating loss carryforwards and net unrealized built-in losses. Our shareholders may fail to approve this amendment. Further, although transfer restrictions are valid under the Maryland General Corporation Law, we are not aware of any published court decisions enforcing similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions, and we may be unable to enforce such transfer restrictions. Even if a court were to enforce the transfer restrictions, the Internal Revenue Service might not agree that the transfer restrictions provided a sufficient remedy with respect to an ownership change resulting from a prohibited transfer. Further, our Board of Directors has waived, and may in the future waive, application of the transfer restrictions to certain shareholders or transfers if determined to otherwise be in the interests of the Company. In any of these cases, despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses, which may result in higher taxable income for us (and a significantly higher tax cost as compared to the situation where these tax benefits are preserved).

Our business could be adversely affected if we experienced an interruption in or breach of our communication or information systems or if we were unable to safeguard the security and privacy of the personal financial information we receive.

We rely heavily upon communications and information systems to conduct our business. Any material interruption, or breach in security, of our communication or information systems or the third-party systems on which we rely could negatively affect our business. Additionally, we have access to the personal financial information of borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information or if we inadvertently disclosed this information, we potentially could be subject to both private and public legal actions. Our policies and safeguards may not be sufficient to prevent the misappropriation or inadvertent disclosure of confidential information, may become noncompliant with existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future.

Some provisions of our charter, bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our shareholders to sell their common stock at favorable prices.

The transfer restrictions applicable or proposed to be applicable to our capital stock are complex and are designed to preserve the value of our net operating loss carryforwards and net unrealized built-in losses for the benefit of our stockholders. The transfer restrictions may make it more difficult to acquire a significant interest in us or to effect a business combination transaction that stockholders may perceive to be favorable. The transfer restrictions could also make it more difficult for a stockholder to replace current management because a stockholder’s ability to increase its voting power is limited.

Certain additional provisions of our charter, bylaws and Maryland law could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. For example, our board of directors is divided into three classes with three year staggered terms of office. This makes it more difficult for a third party to gain control of our board because a majority of directors cannot be elected at a single meeting. Further, under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Our bylaws make it difficult for any person other than management to introduce business at a duly called meeting requiring such other person to follow certain advance notice procedures. Finally, Maryland law provides protection for Maryland corporations against unsolicited takeover situations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive, administrative and portfolio management offices are located in Kansas City, Missouri, and consist of approximately 200,000 square feet of leased office space. The lease agreements on the premises expire in January 2011. The current annual rent for these offices is approximately $4.3 million.

We are leasing office space in various other states which were used for operations which were discontinued in 2007 and early 2008. The leases on these premises expire from January 2008 through May 2013, and the current annual rent on those premises not terminated as of March 31, 2008 is approximately $3.0 million.

Item 3. Legal Proceedings

American Interbanc Mortgage Litigation. On March 17, 2008, NovaStar Financial, Inc. (“NFI”), NovaStar Mortgage, Inc. (“NMI”), NFI Holding Corp. (“NFI Holding”) and NovaStar Home Mortgage, Inc. (“NHMI” and, with NFI, NMI and NFI Holding, the “NovaStar Entities”) and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the actions, judgments and claims described below.

In March 2002, Plaintiff filed an action against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage LLC v. NovaStar Home Mortgage, Inc. et. al. (the “California Action”). In the California Action, Plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising and unfair competition under certain California statutes and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding Plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the Defendants, including NHMI. It is unknown if the other two Defendants, one of which has filed a bankruptcy petition, have the financial ability to pay any of the award.

NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007, and NHMI appealed that decision (the “Appeal”). Pending the Appeal, Plaintiff commenced enforcement actions in the states of Missouri (the “Kansas City Action”) and Delaware, and obtained an enforcement judgment in Delaware (the “Delaware Judgment”). On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary”). Plaintiff was joined by two individuals alleging claims totaling $150 in the Involuntary filing. NHMI filed an answer and contested the standing of Plaintiff and the individuals to be petitioning creditors in bankruptcy.

On March 17, 2008, the NovaStar Entities and Plaintiff entered into the Settlement Terms with respect to the California Action, the Judgment, the Kansas City Action, the Delaware Judgment, the Involuntary, and all related claims.

Under the Settlement Terms, the parties agreed to move to dismiss the Involuntary. Within ten (10) business days after notice of entry of the dismissal of the Involuntary, NFI will pay Plaintiff $2,000,000 plus the balance in an account established by order of the Bankruptcy Court in an amount no less than $50,000 (but not anticipated to be greater than $65,000 at the time of payment), with NHMI obligated to otherwise satisfy obligations to its identified creditors up to $48,000. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

The Settlement Terms provide that, subject to payment of the amounts described above and satisfaction of certain other conditions, the parties will dismiss the California Action as to NHMI and the Kansas City Action and Delaware Judgment, effect notice of satisfaction of the Judgment, and effect a mutual release of all claims that were or could have been raised in any of the foregoing or that are related to the subject matter thereof, upon the earliest of the following: (i) July 1, 2010, (ii) a waiver by Wachovia of Wachovia’s right to file an involuntary bankruptcy proceeding against any of the NovaStar Entities prior to July 1, 2010, (iii) an extension of the maturity date of our indebtedness to Wachovia until at least July 1, 2010, or (iv) delivery to Plaintiff of written documentation evidencing the full satisfaction of our current indebtedness to Wachovia.

In addition to the initial payments to be made to the Plaintiff following dismissal of the Involuntary, we will pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five (5) consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets. If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser either to immediately pay $2 million to Plaintiff, or to pay Plaintiff $5.5 million in the event the value of NFI exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

We make no assurances with regard to our ability to satisfy of any of the conditions described or referenced above. Without limiting the foregoing, we have obtained no commitment from Wachovia with regard to any action that may be required of Wachovia in order to effect, prior to July 1, 2010, the dismissals and releases described above. Further, nothing in the Settlement Terms constitutes an expression of our belief, projection, assumption, or intent regarding any future event, any industry or market conditions, or our financial condition, stock price, or business plans or strategies.

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.1 million as of December 31, 2007 with a corresponding charge to earnings. The $47.1 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of NFI, the $47.1 million liability is included in our consolidated financial statements. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

Other Litigation. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names us and three of our executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased our common stock (and sellers of put options on our common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, we filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The case is now in the discovery stage. We believe that these claims are without merit and will continue to vigorously defend against them.

In April 2006, a single plaintiff filed a putative nationwide class action against NovaStar Mortgage in the United States District Court for the Western District of Tennessee. The complaint asserts claims under 42 U.S.C. Sections 1981 and 1982; the Fair Housing Act, 42 U.S.C. Sections 3601-3619; and the Equal Credit Opportunity Act, 15 U.S.C. Sections 1691-1691f. Plaintiff alleges that NovaStar Mortgage paid higher yield spread premiums to brokers for loans made to minorities as compared to loans made to white borrowers. The lawsuit seeks injunctive relief and damages, including punitive damages. We believe that these claims are without merit and will vigorously defend against them.

Since February 2007, a number of substantially similar putative class actions have been filed in the United States District Court for the Western District of Missouri. The complaints name us and three of our executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding our business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired our common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims, and that motion is pending. We believe that these claims are without merit and will vigorously defend against them.

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

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against us and two of our subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants filed a motion to dismiss the action. On December 19, 2007, the Court granted defendants’ motion to dismiss the complaint, including the claims against NovaStar Financial, Inc., but the Court allowed the plaintiffs to file an amended complaint. On January 9, 2008, the plaintiffs filed an amended complaint that does not make any claim against NovaStar Financial, Inc., but does assert the above claims against its subsidiaries, NovaStar Mortgage, Inc. and NovaStar Home Mortgage, Inc. We believe that these claims are without merit and will vigorously defend against them.

In November 2007, a borrower filed a putative class action, entitled Denman v. Novastar Mortgage, Inc., in the United States District Court for the District of Massachusetts alleging that NovaStar Mortgage induced him to enter into a disadvantageous mortgage with an adjustable rate and a balloon note. Plaintiff contends that NovaStar Mortgage’s actions violated the Massachusetts Consumer Protection Act and seeks actual and statutory damages, reformation of his mortgage contract and injunctive and declaratory relief. On March 6, 2008, NovaStar Mortgage filed a motion to dismiss the litigation. That motion is pending. We believe that these claims are without merit and will vigorously defend against them.

On January 10, 2008, the City of Cleveland, Ohio filed suit against us and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. We believe that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named us as a nominal defendant. The essentially identical petitions allege that the individual defendants breached fiduciary duties owed to us in connection with alleged insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. We believe that these claims are without merit and will vigorously defend against them.

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

In addition, we have received requests or subpoenas for information from various Federal and State regulators or law enforcement officials, including, without limitation, the Federal Trade Commission, the Securities & Exchange Commission, the United State Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor.

While management currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on our financial condition, litigation is subject to inherent uncertainties and our ability to withstand an unfavorable ruling has greatly diminished. If an unfavorable ruling were to occur in any one of them, there exists the possibility of a material adverse impact on our financial condition, results of operations and cash flows and our ability to avoid bankruptcy would be materially and adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters. Our common stock was traded on the NYSE under the symbol “NFI” through December 31, 2007. Our common stock has subsequently been delisted from the NYSE in 2008 and is currently quoted on the OTC Bulletin Board and on the Pink Sheets under the symbol “NOVS”. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of common stock. The Board of Directors declared a one-for-four reverse stock split of its common stock, providing shareholders of record as of July 27, 2007, with one share of common stock for each four shares owned. The reduction in shares resulting from the split was effective on July 27, 2007 decreasing the number of common shares outstanding to 9.5 million. Prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

	High	Low	Dividends
			Date Declared	Date Paid	Amount Per Share
2006
First Quarter	$135.20	$102.80	5/4/06	5/26/06	$5.60
Second Quarter	150.52	116.32	8/3/06	8/28/06	5.60
Third Quarter	142.40	113.00	9/11/06	11/30/06	5.60
Fourth Quarter	131.24	105.28	9/11/06	12/29/06	5.60

2007
First Quarter	$105.80	13.72	N/A	N/A	N/A
Second Quarter	40.00	19.56	N/A	N/A	N/A
Third Quarter	34.68	5.10	N/A	N/A	N/A
Fourth Quarter	9.32	1.16	N/A	N/A	N/A

As of March 12, 2008, we had approximately 1,010 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

Dividend distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as the Board of Directors may deem relevant. In addition, accrued and unpaid dividends on our preferred stock must be paid prior to the declaration of any dividends on our common stock. We do not expect to declare any stock dividend distributions for the near future. See “Industry Overview and Known Material Trends and Uncertainties” for further discussion regarding future uncertainties.

Purchase of Equity Securities by the Issuer

Issuer Purchases of Equity Securities

(dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
October 1, 2007 – October 31, 2007	—	—	—	$1,020
November 1, 2007 – November 30, 2007	—	—	—	1,020
December 1, 2007 – December 31, 2007	—	—	—	1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

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

Selected Consolidated Financial and Other Data

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006(A)	2005(A)	2004(A)	2003(A)
Consolidated Statement of Operations Data:
Interest income	$366,246	$304,122	$199,482	$142,513	$110,063
Interest expense	228,369	131,334	22,263	21,071	20,304
Net interest income before provision for credit losses	137,877	172,788	177,219	121,432	89,758
Credit losses	(265,288)	(30,131)	(1,038)	(726)	(389)
(Losses) gains on sales of mortgage assets	(136)	362	(27)	359	(1,911)
(Losses) gains on derivative instruments	(10,997)	109	247	(111)	(894)
Fair value adjustments	(85,803)	(3,192)	549	—	—
Impairment on mortgage securities – available for sale	(98,692)	(30,690)	(17,619)	(15,902)	—
General and administrative expenses	59,420	69,907	62,231	60,897	39,533
(Loss) income from continuing operations	(467,497)	55,393	121,029	43,638	58,001
(Loss) income from discontinued operations, net of income tax	(256,780)	17,545	18,095	68,569	53,994
Net (loss) income available to common shareholders	(733,082)	66,285	132,471	109,124	111,996
Basic income per share:
(Loss) income from continuing operations available to common shareholders	$(51.04)	$5.70	$15.42	$9.85	$10.44
(Loss) income from discontinued operations, net of income tax	(27.51)	2.05	2.44	7.41	9.72

Net (loss) income available to common shareholders	$(78.55)	$7.75	$17.86	$17.26	$20.16
Diluted income per share:
(Loss) income from continuing operations available to common shareholders	$(51.04)	$5.66	$15.25	$9.67	$10.17
(Loss) income from discontinued operations, net of income tax	(27.51)	2.03	2.42	7.27	9.46

Net (loss) income available to common shareholders	$(78.55)	$7.69	$17.67	$16.94	$19.63

	As of December 31,
	2007	2006(A)	2005(A)	2004(A)	2003(A)
Consolidated Balance Sheet Data:
Mortgage Assets:
Mortgage loans – held-in-portfolio	$2,870,013	$2,116,535	$28,840	$59,527	$94,717
Mortgage securities – available-for-sale	33,371	349,312	505,645	489,175	382,287
Mortgage securities – trading	109,203	329,361	43,738	143,153	—
Total assets	3,230,766	5,028,263	2,335,734	1,861,311	1,399,957
Long-term borrowings	3,223,692	2,160,050	201,243	389,894	132,980
Shareholders’ (deficit) equity	(211,488)	514,570	564,220	426,344	300,224

	For the Year Ended December 31,
	2007		2006	2005	2004	2003
Other Data:
Annualized return on assets	(B	)	1.98%	6.63%	7.08%	7.85%
Annualized return on equity	(B	)	13.52%	28.09%	31.76%	46.33%
Dividends declared per common share	$—		$22.40	$22.40	$27.00	$20.16
Dividends declared per preferred share	$1.67		$2.23	$2.23	$2.11	$—

(A)	Reclassified to conform to current year presentation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as described in Note 15 to the consolidated financial statements.
(B)	Not computed due to net loss available to common shareholders for the year ended December 31, 2007 and a shareholders’ deficit as of December 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of NovaStar Financial, Inc. and the notes thereto included elsewhere in this report.

General Overview

We are a Maryland corporation formed on September 13, 1996 which operates solely as a non-conforming residential mortgage portfolio manager. Prior to significant changes in our business during 2007 and the first quarter of 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. We retained, through our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. During 2007 and early 2008, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the abandonment of our servicing operations.

Historically, we had elected to be taxed as a REIT under the Code. During 2007, we announced that we would not be able to pay a dividend on our common stock with respect to our 2006 taxable income, and as a result, our status as a REIT terminated retroactive to January 1, 2006. This retroactive revocation of our REIT status results in us becoming taxable as a C corporation for 2006 and subsequent years.

The key performance measures for executive management are:

•	net income available to common shareholders, and

•	net interest yield on our mortgage securities.

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and discharge our liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Executive Overview of Performance

During 2007, significant disruptions occurred in the U.S. mortgage market and the global capital markets, both of which we have historically relied upon to finance our mortgage production and operations. The combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to mortgage loans and securities. Because of this, investor demand for non-agency mortgage-backed securities abruptly declined and participants in the debt markets substantially curtailed financing of mortgage loan inventories.

Mortgage lenders responded by adjusting loan programs and underwriting standards, which had the effect of reducing the availability of mortgage credit to borrowers. These developments further weakened the housing market and affected mortgage loan and security performance.

Additionally, due to these sharp declines in mortgage asset values, we experienced severe liquidity constraints due to margin calls on our mortgage assets which were being financed with short-term borrowings.

In an effort to manage through these difficult conditions and preserve liquidity and shareholder value, we undertook several strategies including:

•	Execution of a $1.9 billion global financing facility with Wachovia, and subsequent reduction of short-term borrowings;

•	Issuance of convertible preferred stock;

•	The exit of our mortgage lending and loan servicing operations;

•	Sale of our mortgage servicing rights;

•	Termination of REIT status; and

•	Termination of full recourse derivative instruments

The severely disrupted mortgage and capital markets, along with the strategies we undertook to manage through such disruptions, were significant drivers in our financial results for the year ended December 31, 2007. The following discussion outlines the major factors which drove our 2007 financial performance.

Credit performance/Bond spread widening – With repayment risks no longer offset by rapidly rising home values, delinquencies in the industry began to rise in 2006 and accelerated during the year ended December 31, 2007. These credit issues caused whole loans to lose significant value, affecting the value of and income generated by our portfolio of mortgage loans and securities.

Generally, the market value of our mortgage assets (i.e. mortgage loans and mortgage securities) fluctuates inversely with bond spreads in the market. As bond spreads widen (i.e. investors demand more return), the value of our mortgage assets will decline, alternatively, as they tighten, the market value will increase. Bond spreads dramatically widened during 2007 as investor concerns over deterioration of subprime asset quality continued. Because of these adverse market factors, we experienced significant mark-to-market losses on our mortgage securities – trading and mortgage loans – held-for-sale as well as impairments on our mortgage securities – available-for-sale. We recognized losses on our mortgage securities—trading due to fair value adjustments of $342.9 million for the year ended December 31, 2007. We recorded $101.1 million of losses from valuation adjustments on our mortgage loans – held-for-sale for the year ended December 31, 2007. We recorded an impairment on our mortgage securities – available-for-sale as a result of credit deterioration of $98.7 million during the year ended December 31, 2007.

Another significant effect of the credit deterioration in our loan portfolio was our recording of provision for credit losses of $265.3 million for the year ended December 31, 2007.

Exit Plans - As a result of the significant deterioration in the subprime secondary markets, during 2007, we undertook certain workforce reductions pursuant to plans of termination (“Exit Plans”) to align our organization and costs with our decision to discontinue our mortgage lending and loan servicing operations. We incurred pre-tax charges of approximately $26.9 million related to these Exit Plans.

Sale of mortgage servicing rights - On November 1, 2007, we closed the sale of all of our mortgage servicing rights and servicing advances relating to our securitizations. The transaction provided $154.9 million of cash to us after deduction of expenses. We used the proceeds from the sale to repay our short-term borrowings. We recorded a gain on the sale of $19.8 million which is included in the “(Loss) income from discontinued operations, net of income tax” line item of our consolidated statements of operations.

Termination of REIT status - We were not able to pay a dividend on our common stock with respect to our 2006 taxable income, and as a result our status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of our REIT status resulted in us becoming taxable as a C corporation for 2006 and subsequent years. Tax treatment of a C corporation is materially different from tax treatment as a REIT and thus the tax characterization of our transactions and calculations of our taxable income are different than how they have previously been reported to investors and the IRS. Because we became taxable as a C corporation retroactive to January 1, 2006, we reported taxable income in 2006 of approximately $212 million, which resulted in a tax liability of approximately $74 million. After applying payments and credits, we reported an amount owed to the IRS of approximately $67 million. We applied for and received an extension of time to pay our income taxes due to our expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow us to eliminate all of our taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. We will, however, be required to pay interest and any penalties that apply on the balance due to the IRS in 2008. If the IRS were to reverse its decision and require us to pay the 2006 tax liability, it would have a material adverse effect on our financial condition, liquidity and ability to continue as a going concern.

Deferred tax asset valuation allowance - We recorded a valuation allowance for our net deferred tax asset as of December 31, 2007 of $368.3 million. See “Deferred Tax Asset, Net” under Critical Accounting Estimates” for further discussion of the accounting policies surrounding our deferred tax assets.

Adoption of SFAS 159 – As a result of the adoption of SFAS 159, we elected fair value treatment for the asset-backed bonds we issued in our CDO transaction executed in the first quarter of 2007. The adoption resulted in gains due to fair value adjustments of $257.1 million for the year ended December 31, 2007, which have substantially offset the mark-to-market losses on the trading securities which were a part of our CDO transaction. These mark-to-market gains are netted with the mark-to-market losses on our trading securities in the “Fair value adjustments” line item of our consolidated statements of operations.

Liquidity – As a result of the 2007 subprime environment, we used up significant cash reserves during the year ended December 31, 2007. Our cash balances declined by approximately $125.2 million during the year ended December 31, 2007 primarily due to margin calls under short-term borrowings, mortgage loan repurchases and normal business operations. In addition, all short-term borrowing capacity in excess of outstanding borrowings was terminated or became unavailable to us, and we were required to repay a substantial portion of our outstanding borrowings. As a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

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

Table 1 — Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Net (loss) income available to common shareholders	$(733,082)	$66,285	$132,471
Net (loss) income available to common shareholders, per diluted share	$(78.55)	$7.69	$17.67
Net yield on mortgage securities (A)	12.52%	29.82%	42.11%

(A)	This metric is defined in Table 5.

For the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006.

We had a net loss available to common shareholders of $733.1 million during the year ended December 31, 2007 as compared to net income available to common shareholders of $66.3 million for the same period in 2006.

We incurred a significant loss from continuing operations of $467.5 million during the year ended December 31, 2007 as compared to income from continuing operations of $55.4 million for the same period in 2006. The following factors contributed to the current year loss and the decrease in income from continuing operations from the year ended December 31, 2006:

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio of $235.2 million which was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $85.8 million related to our trading securities and the asset-backed bonds issued in our CDO transaction. The trading securities had a negative fair value adjustment of approximately $342.9 million while the CDO asset-backed bonds had a positive fair value adjustment of $257.1 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•

Higher delinquencies and thus higher expected credit losses as a result of the weakening housing market contributed to an increase in impairments in our mortgage securities available-for-sale portfolio of $68.0 million from 2006. Another major contributor to the impairments in 2007 was the lengthening of the term of the securitizations due to slower prepayments and our change in expected call date assumptions used in valuing our residual securities. Previously, we estimated cash flows on our residual securities through the clean-up call date. We have extended our estimate of time that the residual securities will be outstanding further into the future due to our inability to exercise the clean-up call right we retain from the related securitizations. Because of our liquidity concerns and the fact that it takes a significant amount of capital to exercise the clean-up call, which includes repurchasing loans from the securitization trusts, we extended the estimated call dates into the future based on management’s best estimate.

•

A decrease of $34.9 million in net interest income before provision for credit losses which resulted primarily from higher average outstanding borrowings and higher delinquencies on our mortgage loans held-in-portfolio. The higher average borrowings were due to our liquidity needs. The higher delinquencies caused our interest income to fall as many loans have gone to nonaccrual status.

•	Our income tax expense increased to $66.5 million from a tax benefit recorded of $21.6 million due to our recording of a valuation allowance against our deferred tax assets.

We incurred a significant loss from discontinued operations of $256.8 million during the year ended December 31, 2007 as compared to income from discontinued operations of $17.5 million for the same period in 2006. The following factors contributed to the current year loss and the decrease in income from discontinued operations from the year ended December 31, 2006:

•

An increase in the charge to earnings from the lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $101.1 million. The increase in this adjustment was primarily the result of the significant decline in whole loan values in 2007 caused by investor concerns over deteriorating credit quality in the subprime whole loan secondary market which led to our sale to Wachovia of approximately $669 million of loans at 91.5% of par. We had mortgage loans – held-for-sale remaining at December 31, 2007 with a principal balance of $17.5 million which had been marked down to their estimated fair value of $5.3 million.

•

We incurred (losses) gains on sales of mortgage assets of $(2.6) million and $42.9 million for the year ended December 31, 2007 and 2006, respectively. The loss in 2007 was primarily due to $6.3 million of losses on sales of real estate owned offset by a gain on our NMFT Series 2007-2 securitization of approximately $5.0 million. As default rates have increased so have the assets we have acquired through foreclosure (real estate owned). We held real estate owned related to discontinued operations of $2.6 million at December 31, 2007.

For the Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005.

Net income available to common shareholders declined by approximately $66.2 million during 2006 as compared to 2005.

We earned income from continuing operations of $55.4 million during the year ended December 31, 2006 as compared to income from continuing operations of $121.0 million for the same period in 2005. The following factors contributed to the decline in income from continuing operations for the year ended December 31, 2006:

•

We increased our provision for credit losses by approximately $29.1 million during 2006 from 2005 due to $2.5 billion of securitizations structured as financing transactions we executed in 2006. Our provision for credit losses significantly offset the positive impact to interest income yielded by these transactions.

•	Higher expected credit losses contributed to impairments to our mortgage securities available-for-sale portfolio increasing by $13.1 million from 2005 to 2006.

Our income from discontinued operations decreased by $0.6 million from December 31, 2005 to 2006. A decline in our gains on sales of loans to third parties due to the increase in our reserve for losses related to loan repurchases was offset by an increase in net interest income resulting from a higher average balance of mortgage loans – held-for-sale. Because of the increase in loan repurchase requests which resulted from increased delinquencies in our 2006 production, we increased our reserve for future expected losses resulting from these repurchases by $25.4 million from 2005 to 2006. The higher average balance of loans was driven by the timing of our securitizations during 2006.

Industry Overview, Significant Events and Material Trends

Described below are some of the marketplace conditions, significant events and known material trends and uncertainties that may impact our future results of operations as we move into 2008.

Future Strategy, Liquidity and Going Concern Considerations - Our plan for the future will focus on minimizing losses and preserving liquidity with our remaining operations which consists only of mortgage portfolio management. Additionally, we will focus on paying down our outstanding borrowings with Wachovia and reducing operating costs. Our residual and subordinated mortgage securities are currently our only source of cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. If, as the cash flows from our mortgage securities decrease, we are unable to recommence or invest in mortgage loan origination or brokerage businesses on a profitable basis, restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

Due to the fact that we have a negative net worth, we do not currently have ongoing significant business operations that are profitable and our common stock and Series C preferred stock have been delisted from the New York Stock Exchange, it is unlikely that we will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future. To the extent we require additional liquidity and cannot obtain it, we will be forced to file for bankruptcy.

In the event we are able to significantly increase our liquidity position (as to which no assurance can be given), we may use excess cash to make certain investments if we determine that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies. Because of certain state licensing requirements, it is unlikely we are able, ourselves, to directly recommence mortgage lending activities so long as we continue to have a shareholders’ deficit.

Recent Market Developments - During 2008, the mortgage industry has remained under continuous pressure due to numerous factors, which include industry-wide disclosures regarding the continued deterioration of the value of mortgage assets held by banks and broker-dealers, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies, and a reluctance on the part of banks and broker-dealers to finance mortgage securities within the credit markets. Because of these factors, mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. All of these factors continue to contribute to the decline in the market values of our securities to levels at or below those experienced in 2007.

We have also seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several cuts in short-term interest rates, which decreases the variable interest rates tied to one-month LIBOR within our securitizations which collateralize our mortgage securities and mortgage loans – held-in-portfolio. These trends, if they continue, could lead to positive effects on the cash flows we receive from our mortgage securities. However, these cash flows are also dependent on the credit and prepayment performance of the underlying collateral which could offset part or all of any positive impact of decreased LIBOR rates.

Given the current uncertainty regarding these market conditions, we are unable to offer any additional factual information on the situation and how it will impact us other than to disclose what we are currently seeing in the mortgage market. As a result, we expect to continue to operate with a historically low level of leverage and to continue to take actions to support liquidity and available cash.

Home prices - Recently, we have seen broad-based declines in housing values. Housing values could continue to decrease during the near term which could affect our credit loss experience, which will continue to impact our earnings, cash flows and financial condition and ability to continue as a going concern.

American Interbanc Mortgage Litigation. On March 17, 2008, the NovaStar Entities and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the actions, judgments and claims described below.

In March 2002, Plaintiff filed an action against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage LLC v. NovaStar Home Mortgage, Inc. et. al. (the “California Action”). In the California Action, Plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising and unfair competition under certain California statutes and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding Plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the Defendants, including NHMI. It is unknown if the other two Defendants, one of which has filed a bankruptcy petition, have the financial ability to pay any of the award.

NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007, and NHMI appealed that decision (the “Appeal”). Pending the Appeal, Plaintiff commenced enforcement actions in the states of Missouri (the “Kansas City Action”) and Delaware, and obtained an enforcement judgment in Delaware (the “Delaware Judgment”). On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary”). Plaintiff was joined by two individuals alleging claims totaling $150 in the Involuntary filing. NHMI filed an answer and contested the standing of Plaintiff and the individuals to be petitioning creditors in bankruptcy.

On March 17, 2008, the NovaStar Entities and Plaintiff entered into the Settlement Terms with respect to the California Action, the Judgment, the Kansas City Action, the Delaware Judgment, the Involuntary, and all related claims.

Under the Settlement Terms, the parties agreed to move to dismiss the Involuntary. Within ten (10) business days after notice of entry of the dismissal of the Involuntary, NFI will pay Plaintiff $2,000,000 plus the balance in an account established by order of the Bankruptcy Court in an amount no less than $50,000 (but not anticipated to be greater than $65,000 at the time of payment), with NHMI obligated to otherwise satisfy obligations to its identified creditors up to $48,000. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

The Settlement Terms provide that, subject to payment of the amounts described above and satisfaction of certain other conditions, the parties will dismiss the California Action as to NHMI and the Kansas City Action and Delaware Judgment, effect notice of satisfaction of the Judgment, and effect a mutual release of all claims that were or could have been raised in any of the foregoing or that are related to the subject matter thereof, upon the earliest of the following: (i) July 1, 2010, (ii) a waiver by Wachovia of Wachovia’s right to file an involuntary bankruptcy proceeding against any of the NovaStar Entities prior to July 1, 2010, (iii) an extension of the maturity date of our indebtedness to Wachovia until at least July 1, 2010, or (iv) delivery to Plaintiff of written documentation evidencing the full satisfaction of our current indebtedness to Wachovia.

In addition to the initial payments to be made to the Plaintiff following dismissal of the Involuntary, we will pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five (5) consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets. If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser either to immediately pay $2 million to Plaintiff, or to pay Plaintiff $5.5 million in the event the value of NFI exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

We make no assurances with regard to our ability to satisfy of any of the conditions described or referenced above. Without limiting the foregoing, we have obtained no commitment from Wachovia with regard to any action that may be required of Wachovia in order to effect, prior to July 1, 2010, the dismissals and releases described above. Further, nothing in the Settlement Terms constitutes an expression of our belief, projection, assumption, or intent regarding any future event, any industry or market conditions, or our financial condition, stock price, or business plans or strategies.

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.1 million as of December 31, 2007 with a corresponding charge to earnings. The $47.1 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of NFI, the $47.1 million liability is included in our consolidated financial statements. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

Dividend payments - As a result of the termination of our REIT status and our current financial condition, we do not intend to pay any dividends on our common stock for the foreseeable future. Also, our board of directors has suspended dividend payments on our Series C and Series D-1 Preferred Stock. As a result, dividends on the Series C and D-1 preferred stock will continue to accrue and the dividend rate on the Series D-1 preferred stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. All accrued and unpaid dividends on our preferred stock must be paid prior to payment of any dividends on our common stock. We do not expect to pay dividends on any of our stock for the foreseeable future.

Trading of our stock - On January 11, 2008, we announced that NYSE Regulation determined that our common stock (ticker symbol: NFI) and our 8.90% Series C Cumulative Redeemable Preferred Stock (ticker symbol: NFI PR C) no longer met applicable listing standards for continued listing on the New York Stock Exchange. Our common and preferred shares are eligible for quotation on the OTC Bulletin Board and the Pink Sheets, an electronic quotation service for securities traded over-the-counter, under the symbols (“NOVS”) and (“NOVSP”), respectively.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Our critical accounting estimates impact our one reportable segment, which is our mortgage portfolio management segment. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combined the mortgage loans we originated and purchased in pools to serve as collateral for asset-backed bonds. In a mortgage security securitization (also known as a “resecuritization”), we combined mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities were transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is considered a qualifying special purpose entity as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

To determine proper accounting treatment for each securitization or resecuritization, we evaluated whether or not we retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS 140. All terms of these transactions were evaluated against the conditions set forth in this statement. Some of the questions that must be considered include:

•	Have the transferred assets been isolated from the transferor?

•	Does the transferee have the right to pledge or exchange the transferred assets?

•	Is there a “call” agreement that requires the transferee to return specific assets?

•	Is there an agreement that both obligates and entitles the transferee to return the transferred assets prior to maturity?

•	Have any derivative instruments been transferred?

When these transfers were executed in a manner such that we surrendered control over the collateral, the transfer was accounted for as a sale. In accordance with SFAS 140, a gain or loss on the sale was recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. In a securitization accounted for as a sale, we retained (but have subsequently sold) the right to service the underlying mortgage loans and we also retained certain mortgage securities issued by the trust. As previously discussed, the gain recognized upon a securitization structured as a sale depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities and derivative instruments transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses can represent a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

We use two methodologies for determining the initial value of our residual securities: 1) the whole loan price methodology and 2) the discount rate methodology. We generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, we adjust the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

When we do have the ability to exert control over the transferred collateral in a securitization, the assets remain on our financial statements and a liability is recorded for the related asset-backed bonds. The servicing agreements that we executed for loans we securitized include a removal of accounts provision which gives the servicer the right, but not the obligation, to repurchase from the trust loans that are 90 days to 119 days delinquent. While we retained these servicing rights, we recorded the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. However, in November 2007 we sold all of our mortgage servicing rights, including the removal of accounts rights, to a third party, which resulted in the removal of the mortgage loans subject to the removal of accounts provision from our balance sheet. In addition, we retained a “clean up” call option that can be exercised when the aggregate principal balance of the mortgage loans has declined to ten percent or less of the original aggregated mortgage loan principal balance. However, we subsequently sold these clean up call rights, in part, to the buyer of our mortgage servicing rights, and we do not expect to exercise any of the call rights that we retained.

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

We believe the accounting estimates related to the valuation of our mortgage securities – available-for-sale and establishing the rate of income recognition on the mortgage securities – available-for-sale and trading are “critical accounting estimates”, because they can materially affect net income and shareholders’ equity and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our residual securities. We use internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities. We believe the value of our residual securities is appropriate, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require write-downs of the residual assets. For mortgage securities classified as available-for-sale, impairments would reduce income in future periods when deemed other-than-temporary.

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

At each reporting period subsequent to the initial valuation of the residual securities, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices. See Note 4 to the consolidated financial statements for key economic assumptions and sensitivity of the current fair value of our residual securities.

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

An internally developed migration analysis is the primary tool used in analyzing our allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. We also take into consideration our use of mortgage insurance as a method of managing credit risk. We pay mortgage insurance premiums on a portion of the loans maintained on our balance sheet and have included the cost of mortgage insurance in our statement of operations.

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

Real Estate Owned Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. We estimate fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets. Adjustments to the loan carrying value required at time of foreclosure are charged against the allowance for credit losses. Costs related to the development of real estate are capitalized and those related to holding the property are expensed. Losses or gains from the ultimate disposition of real estate owned are charged or credited to earnings.

Mortgage Servicing Rights (“MSR’s”). We sold all of our mortgage servicing rights on November 1, 2007 and, therefore, did not have any MSR’s recorded as of December 31, 2007. We did have significant MSR balances as of December 31, 2006, as well as significant MSR activity during 2007.

Beginning in 2007, due to the adoption of SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), MSR’s were initially recorded at fair value. Prior to 2007, MSR’s were initially recorded at allocated cost based upon the relative fair values of the transferred loans, derivative instruments and the servicing rights. Additionally, we elected to continue to amortize our MSR’s in proportion to and over the projected net servicing revenues as opposed to the fair value method as allowed under SFAS 156. Periodically, we evaluated the carrying value of originated MSR’s based on their estimated fair value. If the estimated fair value was less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights were written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of MSR’s, we stratified the mortgage servicing rights based on their predominant risk characteristics. The most predominant risk characteristic considered was period of origination. The mortgage loans underlying the MSR’s were pools of homogeneous, nonconforming residential loans.

We used a discounted cash flow methodology to arrive at a fair value. The fair value of MSR’s is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the greatest impact on the fair value of MSR’s. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR’s. Conversely, as interest rates rise, prepayments typically slow down, which generally results in an increase in the fair value of MSR’s. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR’s is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Reserve for Loan Repurchases. We maintain a reserve for the representation and warranty liabilities related to loans sold to third parties, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the consolidated balance sheet, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the contractual obligation. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the consolidated statements of operations as a reduction of gains on sales of mortgage assets.

Derivative Instruments and Hedging Activities. Our strategy for using derivative instruments is to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk), subject to cost and liquidity constraints. Our primary goals for managing interest rate risk are to maintain the net interest margin spread between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. Generally the interest rate swap and interest rate cap agreements we use have an active secondary market, and none are obtained for a speculative nature. These interest rate agreements are intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness is the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) standardizes the accounting for derivative instruments, including certain instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument either as a cash flow hedge, a fair value hedge or a hedge of foreign currency exposure. SFAS 133 requires derivative instruments to be recorded at their fair value with hedge ineffectiveness recognized in earnings. Due to the negative fair value of our derivative instruments at December 31, 2007, they are included in accounts payable and other liabilities in our consolidated balance sheet. Our derivative instruments had a positive fair value as of December 31, 2006 and are included in other assets on our consolidated balance sheet as of that date.

Derivative instruments that meet the hedge accounting criteria of SFAS 133 are considered cash flow hedges. We also have derivative instruments that do not meet the requirements for hedge accounting. However, these derivative instruments do contribute to our overall risk management strategy by serving to reduce interest rate risk on long-term borrowings collateralized by our loans held-in-portfolio.

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

CDO Asset-backed Bonds (“CDO ABB”). We elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I in 2007. We elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities—trading. Fair value is estimated using quoted market prices of the underlying assets.

The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities” line item on the consolidated balance sheets. We recognize fair value adjustments for the change in fair value of the bonds which are included in the “Fair value adjustments” line item on the consolidated statements of operations. We calculate interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and record interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the consolidated statements of operations.

Deferred Tax Asset, net. We recorded deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. A deferred tax liability was recognized for all future taxable temporary differences, while a deferred tax asset was recognized for all future deductible temporary differences, operating loss carryforwards and tax credit carryforwards. In accordance with SFAS 109, we recorded deferred tax assets and liabilities using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

We previously elected to be treated as a REIT for federal income tax purposes and, as a result, were not required to pay any corporate level income taxes as long as we remained a REIT and distributed 100 percent of our taxable income in the form of dividend distributions to our shareholders. During 2007, we were unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006, either in the form of cash or preferred stock. This action resulted in our loss of REIT status retroactive to January 1, 2006. Our failure to satisfy the REIT distribution test resulted from demands on our liquidity and a substantial decline in our market capitalization during 2007.

Although we had planned to revoke REIT status effective January 1, 2008, the termination of REIT status two years prior to our plan adversely impacted our financial statements. The impact of the termination of our REIT status has been reflected in our 2007 financial statements.

As a result of our termination of REIT status, we elected to file a consolidated federal income tax return with our eligible affiliated members. We reported taxable income in 2006 of approximately $212 million, which resulted in a tax liability of approximately $74 million along with interest and penalties due of approximately $5.8 million. After applying our payments and credits, we reported an amount owed to the IRS of approximately $67 million. We applied for and received an extension of time to pay our income taxes due to our expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow us to eliminate all of our taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. However, we will be required to pay interest and any penalties that apply on the balance due to the IRS in 2008.

Because we terminated our REIT status effective January 1, 2006, and were taxable as a C corporation for 2006 and beyond, we recorded deferred taxes as of December 31, 2007 based on the estimated cumulative temporary differences as of the current date.

In determining the amount of deferred tax assets to recognize in the financial statements, we evaluate the likelihood of realizing such benefits in future periods. SFAS 109 requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. SFAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

Under SFAS 109, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized.

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

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of our deferred tax assets will be realized, we consider all alternative sources of taxable income identified in SFAS 109 in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in SFAS 109 include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

Based on the evidence available as of December 31, 2007, including the significant pre-tax losses incurred by us in both the current quarter and previous quarters, the ongoing disruption to the credit markets, the liquidity issues facing us and our decision to close all of our mortgage lending operations, we concluded that it is more likely than not that our entire net deferred tax asset will not be realized. Based on these conclusions, we recorded a valuation allowance of $368.3 million for deferred tax assets as of December 31, 2007 compared to $0.7 million as of December 31, 2006. In future periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets.

As of December 31, 2007, we had a federal net operating loss of approximately $368.4 million. We are expecting to carryback $196.1 million of the 2007 projected federal net operating loss against our 2006 taxable income and have recorded a current receivable for such benefit. The receivable was netted against the 2006 federal liability. The remaining $172.3 federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Code, including substantial limitations in the event of an “ownership change” as defined in Section 382 of the Code. If not used, this net operating loss will begin to expire in 2025.

Impact of Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to SFAS 133. The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140, to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

In January 2007, the FASB provided a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS 133, as would securities purchased at a significant premium. In previous years, our policy was to designate our residual securities as available-for-sale but as a result of our adoption of SFAS 155 on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement, we designated the NMFT Series 2007-2 residual security as trading. As a result, the NMFT Series 2007-2 residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155.

In March 2006, the FASB issued SFAS 156. This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS 156 on January 1, 2007 and elected to continue using the amortization method for measuring our servicing assets.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of accumulated deficit on January 1, 2007 and resulted in an increase to our accumulated deficit of $1.1 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. We adopted the provisions of SFAS 157 on January 1, 2007. See Note 11 and Note 15 which describe the impact of the adoption of SFAS 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. We adopted SAB 108 on January 1, 2007 and have deemed the impact immaterial on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. We adopted the provisions of SFAS 159 on January 1, 2007. See Note 11 which describes the impact of the adoption of SFAS 159 on our consolidated financial statements.

On February 20, 2008, the FASB issued Staff Position (FSP) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, (“FSP 140-3”). The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS 140. The FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the FSP effective as soon as practicable. This FSP would be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Early application is not permitted.

During the first quarter of 2006, we purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of December 31, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on our consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset-backed bond financing. We believe there would be no material change to our financial statements upon the adoption of FSP 140-3.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements, however, we are still in the process of evaluating the impact of adopting SFAS 161.

Results of Operations – Consolidated Earnings Comparisons

Continuing Operations

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

See the “Executive Overview of Performance” for discussion of the results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Net Interest (Expense) Income. We earn interest income primarily on our mortgage assets which include mortgage securities available-for-sale, mortgage securities trading and mortgage loans held-in-portfolio. In addition we earn interest income on available cash we hold for general operating needs. Interest expense consists primarily of interest paid on borrowings secured by mortgage assets, which includes warehouse repurchase agreements and asset backed bonds.

The following table provides the components of net interest income for the years ended December 31, 2007, 2006 and 2005.

Table 2 — Net Interest Income

(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Interest income:
Mortgage securities	$102,500	$164,858	$188,856
Mortgage loans held-in-portfolio	258,663	134,604	4,311
Other interest income	5,083	4,660	6,315

Total interest income	366,246	304,122	199,482

Interest expense:
Short-term borrowings secured by mortgage loans	—	18,120	—
Short-term borrowings secured by mortgage securities	23,649	14,237	1,771
Asset-backed bonds secured by mortgage loans	178,937	88,116	1,809
Asset-backed bonds secured by mortgage securities	17,635	3,860	15,628
Junior subordinated debentures	8,148	7,001	3,055

Total interest expense	228,369	131,334	22,263

Net interest income before provision for credit losses	137,877	172,788	177,219
Provision for credit losses	(265,288)	(30,131)	(1,038)

Net interest (expense) income	$(127,411)	$142,657	$176,181

Our net interest (expense) income decreased by $270.1 million and $33.5 million for the years ended December 31, 2007 and 2006, respectively. Interest income on mortgage loans held-in-portfolio increased for the years ended December 31, 2007 and 2006 as a result of higher average mortgage loan balances due to the on-balance sheet securitizations accounted for as financings we executed in 2007 and 2006. This increase was offset by lower interest income from our mortgage securities due to the addition of lower-yielding securities and credit deterioration of the mortgage loans underlying the mortgage securities. The increase in interest income from mortgage loans – held-in-portfolio was further offset by an increase in interest expense as a result of higher average outstanding debt balances as well as an increased cost of financing. Another major driver in the decline in net interest income (expense) for both 2007 and 2006 was the fact that we experienced a significant increase in our provision for credit losses, which was a result of the on-balance sheet securitizations we executed in 2007 and 2006, as well as overall credit deterioration in the mortgage loan portfolio.

Table 3 — Allowance for Credit Losses on Mortgage Loans – Held-in-Portfolio

(dollars in thousands)

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the three years ended December 31, 2007 (dollars in thousands):

	2007	2006	2005
Balance, beginning of period	$22,452	$699	$507
Provision for credit losses	265,288	30,131	1,038
Charge-offs, net of recoveries	(57,602)	(8,378)	(846)

Balance, end of period	$230,138	$22,452	$699

Based on generally accepted accounting principles, for our mortgage loans held-in-portfolio, we must maintain an allowance for credit losses at a level that estimates the probable losses inherent in the loan portfolio. Because these loans have been legally sold into a securitization trust which has provided long-term nonrecourse financing, there are instances when the charge to earnings through our provision for credit losses can exceed the real economic investment we have in the trust (the “equity”). The equity investment at the time of securitization is defined as the difference in the cost basis of the assets legally sold to the trust and the net proceeds received from third-party bond investors. The following table presents the assets and liabilities of our securitization trusts accounted for as financing transactions as of December 31, 2007 and provides a reasonable indication of what the equity position of each trust was as of the end of the period presented.

Table 4 — Condensed Balance Sheet of Securitizations Accounted for as Financing Transactions

(dollars in thousands)

	NHES 2006-MTA1	NHES 2006-1	NHES 2007-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$753,787	$694,101	$1,619,849	$3,067,737
Net unamortized deferred origination costs	27,177	5,237	—	32,414
Allowance for credit losses	(27,312)	(40,031)	(162,795)	(230,138)

Mortgage loans – held-in-portfolio	753,652	659,307	1,457,054	2,870,013
Accrued interest receivable	14,091	14,238	33,375	61,704
Real estate owned	4,851	32,126	39,637	76,614

Total assets	$772,594	$705,671	$1,530,066	$3,008,331

Liabilities:
Asset-backed bonds secured by mortgage loans	$748,182	$714,476	$1,603,088	$3,065,746
Other liabilities	5,751	19,927	45,087	70,765

Total liabilities	753,933	734,403	1,648,175	3,136,511
Net assets (deficiency)	18,661	(28,732)	(118,109)	(128,180)

Total liabilities and net assets (deficiency)	$772,594	$705,671	$1,530,066	$3,008,331

As shown in table 5 below, our average net security yield on our mortgage securities decreased to 12.52% for 2007 from 29.82% for 2006 and 42.11% for 2005. The decrease in our average security yields in both 2007 and 2006 from the 2005 yield was primarily a result of margin compression caused by credit deterioration of the underlying mortgage loans.

The following table presents the average balances for our mortgage securities, mortgage loans held-in-portfolio and our repurchase agreement and securitization financings for those assets with the corresponding yields for the years ended December 31, 2007, 2006 and 2005. The interest income and expense used in the calculations includes the effects of premium amortization, discount accretion, debt issuance cost amortization and commitment fees on warehouse lines of credit.

Table 5 — Net Interest Income Analysis

(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Mortgage securities interest analysis
Average balances:
Mortgage securities (A)	$489,092	$492,155	$407,119
Short-term borrowings secured by mortgage securities	224,236	223,715	42,376
Asset-backed bonds secured by mortgage securities	302,158	54,836	227,733

Yield analysis:
Interest income (A)	20.95%	33.50%	46.39%

Interest expense short-term borrowings	10.55%	6.36%	4.18%
Interest expense asset backed bonds	5.84%	7.04%	6.86%

Total financing expense	7.84%	6.50%	6.44%

Net interest spread	13.11%	27.00%	39.95%

Net yield (B)	12.52%	29.82%	42.11%

Mortgage loans held-in-portfolio interest analysis
Average balances:
Mortgage loans held-in-portfolio	$3,195,292	$1,790,302	$47,857
Asset-backed bonds secured by mortgage loans held-in-portfolio	3,198,242	1,511,650	42,916
Short-term borrowings secured by mortgage loans held-in-portfolio	—	327,609	—

Yield analysis:
Interest income	8.10%	7.52%	9.01%

Interest expense asset backed bonds	5.59%	5.83%	4.22%
Interest expense short-term borrowings	—%	5.53%	—%

Total financing expense	5.59%	5.78%	4.22%

Net interest spread	2.51%	1.74%	4.79%

Net yield (B)	2.50%	1.58%	5.23%

(A)	Consists of the average cost basis of our mortgage securities-available-for-sale portfolio as well as the average fair value of our mortgage securities trading portfolio. The yield information does not give effect to the changes in fair value of our mortgage securities-available-for-sale portfolio which are reflected as a component of shareholders’ equity.
(B)	Net yield is calculated as the net interest income divided by the average daily balance of the asset. The net yield will, generally, not equal the net interest spread due to the difference in denominators of the two calculations.

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

We also entered into three credit default swaps (“CDS”) during 2007 as part of our CDO transaction previously discussed. The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB. At December 31, 2007 the fair value was $2.5 million and we had recorded losses related to fair value adjustments of $3.6 million for the year ended December 31, 2007.

As a result of declining interest rates and declining values of the CDS, the losses on derivative instruments from continuing operations were $11.0 million for the year ended December 31, 2007, as compared to a gain of $109,000 for the year ended December 31, 2006.

Fair Value Adjustments.

We recorded net (losses) gains due to fair value adjustments of $(85.8) million, $(3.2) million and $0.5 million related to our trading securities and the asset-backed bonds issued in our CDO transaction executed during the years ended December 31, 2007, 2006 and 2005, respectively. The trading securities had a fair value adjustment of approximately $(342.9) million, $(3.2) million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, while the CDO asset-backed bonds had a positive fair value adjustment of $257.1 million in 2007. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities as well as poor credit performance of the underlying mortgage loans.

Impairment on Mortgage Securities – Available-for-Sale.

To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the years ended December 31, 2007, 2006 and 2005, we recorded an impairment loss of $98.7 million, $30.7 million and $17.6 million, respectively. The increase in impairments in 2007 and 2006 were primarily driven by an increase in projected losses due to the deteriorating credit quality of the loans underlying the securities and the fact that we changed the expected call date assumption used in valuing our residual securities. Previously, we estimated cash flows on our residual securities through the clean-up call date. We have extended our estimate of time that the residual securities will be outstanding further into the future due to our inability to exercise the clean-up call right we retain from the related securitizations. Because of our liquidity concerns and the fact that it takes a significant amount of capital to exercise the clean-up call, which includes repurchasing loans from the securitization trusts, we extended the estimated call dates into the future based on management’s best estimate. As the call date extends into the future, the fair value of the overcollateralization bond, included in our residual securities, declines significantly due to higher expected credit losses.

Premiums for Mortgage Loan Insurance.

The use of mortgage insurance is one method of managing the credit risk in the mortgage asset portfolio. Premiums for mortgage insurance on our mortgage loans – held-in-portfolio maintained on our balance sheet are paid by the trust and are recorded as a portfolio cost and are included in the statement of operations under the caption “Premiums for Mortgage Loan Insurance”. These premiums totaled $16.5 million, $6.3 million and $0.3 million in 2007, 2006 and 2005, respectively. The increase in premiums on mortgage loan insurance for 2007 as compared to 2006 and 2005 is due to the increase in loans-held-in-portfolio as a result of structuring three loan securitizations as financings during 2007 and 2006.

Some of the mortgage loans that serve as collateral for our mortgage securities – available-for-sale carry mortgage insurance. When loans are securitized in transactions treated as sales, the obligation to pay mortgage insurance premiums is legally assumed by the trust. Therefore, we have no obligation to pay for mortgage insurance premiums on these loans.

General and Administrative Expenses.

The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Other expense primarily includes miscellaneous banking fees, travel and entertainment expenses and marketing expenses. General and administrative expenses decreased by $10.5 million from 2006 to 2007. Factors contributing to the decrease for the comparative period were:

•	Decrease in compensation expense as a result of the significant employee terminations during 2007 as a result of cost reduction initiatives.

•	$5.0 million excise tax reversal included in the “Other” category which resulted from the termination of our REIT status as of January 1, 2006.

General and administrative expenses for the year ended December 31, 2006 increased by $7.7 million from the same period of 2005 primarily due to the excise tax accrual of $4.6 million which was subsequently reversed out in 2007.

Income and Excise Taxes & REIT Status

We previously elected to be treated as a REIT for federal income tax purposes and, as a result, were not required to pay any corporate level income taxes as long as we remained a REIT and distributed 100 percent of our taxable income in the form of dividend distributions to our shareholders. During 2007, we were unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006, either in the form of cash or preferred stock. This action resulted in our loss of REIT status retroactive to January 1, 2006. Our failure to satisfy the REIT distribution test resulted from demands on our liquidity and the substantial decline in our market capitalization during 2007.

Although we had planned to revoke REIT status effective January 1, 2008, the termination of REIT status two years prior to our plan adversely impacted our financial statements. The impact of the termination of our REIT status has been reflected in our 2007 financial statements.

As a result of our termination of REIT status, we elected to file a consolidated federal income tax return with our eligible affiliated members. We reported taxable income in 2006 of approximately $212 million, which resulted in a tax liability of approximately $74 million along with interest and penalties due of approximately $5.8 million. After applying our payments and credits, we reported an amount owed to the IRS of approximately $67 million. We applied for and received an extension of time to pay our income taxes due to our expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow us to reduce all of our taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. However, we will be required to pay interest and any penalties that apply on the balance due to the IRS in 2008. As of December 31, 2007, we had recorded additional interest of $1.5 million related to the balance due which is included in the accounts payable and other liabilities line item of our consolidated balance sheet.

Because we terminated our REIT status effective January 1, 2006, and were taxable as a C corporation for 2006 and beyond, we recorded deferred taxes as of December 31, 2007 based on the estimated cumulative temporary differences as of the current date.

In accordance with SFAS 109, we examine and weigh all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. We consider the relevancy of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, we evaluate the realization of our recorded deferred tax assets on an interim and annual basis.

Based on the evidence available as of December 31, 2007, including the significant pre-tax losses incurred by us in both the current quarter and previous quarters, the ongoing disruption to the credit markets, the liquidity issues facing us and our decision to close all of our mortgage lending operations, we concluded that it is more likely than not that our entire net deferred tax asset will not be realized. Based on these conclusions, we recorded a valuation allowance of $368.3 million for deferred tax assets as of December 31, 2007 compared to $0.7 million as of December 31, 2006. In future periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets.

As of December 31, 2007, we had a federal net operating loss of approximately $368.4 million. We are expecting to carryback $196.1 million of the 2007 projected federal net operating loss against our 2006 taxable income and have recorded a current receivable for such benefit. The receivable was netted against the 2006 federal liability previously described. The remaining $172.3 million federal net operating loss may be carried forward to offset future taxable income, subject to provisions of the Code, including substantial limitations that would be imposed in the event of an “ownership change” as defined in Section 382 of the Code. If not used, this net operating loss will begin to expire in 2025.

When we were a REIT, we were subject to federal excise tax. An excise tax was incurred if we distributed less than 85 percent of our taxable income by the end of the calendar year. As part of the amount distributed by the end of the calendar year, we included dividends that were declared in October, November or December and paid on or before January 31 of the following year. To the extent that 85 percent of a REIT’s taxable income exceeds dividend distributions in any given year, an excise tax of 4 percent is due and payable on the shortfall. For the year ended December 31, 2007 and 2006, we accrued excise tax (benefit) expense of approximately $(5.0) million and $4.6 million, respectively. Excise tax (benefit) expense is recorded in the other component of general and administrative expenses on our consolidated statements of operations. As of December 31, 2007 and 2006, accrued excise tax payable was $0.8 million and $4.7 million, respectively. In lieu of requesting a refund of our excise tax payment of $5.9 million, we applied this payment to our 2006 federal income tax liability. The excise tax payable is reflected as a component of accounts payable and other liabilities on our consolidated balance sheets.

The IRS is currently examining the 2005 federal income tax return of NFI Holding Corporation, a wholly-owned subsidiary. We are not aware of any significant findings as a result of this exam, however, the exam is still ongoing. Management believes it has adequately provided for potential tax liabilities that may be assessed for years in which the statute of limitations remains open. However, the assessment of any material liability would adversely affect our financial condition, liquidity and ability to continue as a going concern.

Discontinued Operations

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

See the “Executive Overview of Performance” for discussion of the results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

See the “Executive Overview of Performance” for discussion of the results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Net Interest Income (Expense).

The interest income we earn on our mortgage loans held-for-sale and the interest income we earn on the funds we held as custodian as a servicer of mortgage loans are included in discontinued operations, as is the interest expense on our borrowings used to finance the loans, servicing rights and servicing related advances.

Our net interest income from discontinued operations decreased to $23.2 million for the year ended December 31, 2007, from $86.8 million for the same period in 2006. Interest income on mortgage loans held-for-sale decreased from 2006 primarily as a result of lower than average mortgage loan balances resulting from lower originations as well as higher financing costs due to commitment fees charged by Wachovia for our current financing facilities. Net interest income increased for the year ended December 31, 2006 by $23.4 million as compared to the same period of 2005 due to a higher average balance of mortgage loans during 2006.

(Losses) Gains on Sales of Mortgage Assets.

We recorded losses on sales of mortgage assets for the year ended December 31, 2007 of $2.6 million, as compared to gains on sales of mortgage assets of $42.9 million and $68.2 million for the same periods of 2006 and 2005. The losses on sales of mortgage assets in 2007 is primarily a result of $6.3 million of losses on sales of real estate owned, offset in part by a gain on our NMFT Series 2007-2 securitization of approximately $5.0 million. Our real estate owned increased due to the poor credit performance of the 2006 loan vintage and due to loans we repurchased from our loan sales in 2006 and 2007 and from our securitizations in 2006. The decrease in gains on sales from 2005 to 2006 was a result of margin compression in the industry and the result of higher expected loan repurchase reserves related to third party sales.

(Losses) Gains on Derivative Instruments.

We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. The derivative instruments we use to mitigate interest rate risk generally increase in value as short-term interest rates increase and decrease in value as rates decrease. The derivative instruments included in discontinued operations include those which have never been assigned into a securitization trust. The (losses) gains on derivative instruments from discontinued operations were $(4.9) million, $11.9 million and $17.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The losses in 2007 and the decline in gains in 2006 from 2005 were driven by interest rates decreasing during those periods. As of December 31, 2007, we had terminated all of our derivative instruments included in discontinued operations. The cash impact from termination was minimal.

Valuation Adjustments for Mortgage Loans Held-for-Sale.

We recorded a charge to earnings from the lower of cost or market valuation adjustment on our mortgage loans held-for-sale of $101.1 million during the year ended December 31, 2007 as compared to $1.2 million for the same period of 2006. The increase in this adjustment was primarily the result of the significant decline in whole loan values in 2007 caused by investor concerns over deteriorating credit quality in the subprime whole loan secondary market. We also significantly marked down our nonperforming assets to reflect current market prices for such assets.

Fee Income.

Our fee income declined to $22.9 million for the year ended December 31, 2007 from $35.1 million and $64.9 million for same periods of 2006 and 2005. Fee income primarily consisted of broker fee income and service fee income. Broker fees were paid to us for placing loans with third-party investors (lenders) and were based on negotiated rates with each lender to whom we broker loans. Revenue was recognized upon loan origination and delivery. Service fees were paid to us by either the investor or the borrower on mortgage loans serviced. Fees paid by investors on loans serviced were determined as a percentage of the principal collected for the loans serviced and were recognized in the period in which payments on the loans were received. These fees were approximately 0.50% of the outstanding balance of the loans being serviced. Fees paid by borrowers on loans serviced were considered ancillary fees related to loan servicing and include late fees and processing fees. Revenue was recognized on fees received from borrowers when an event occurs that generates the fee and they were considered to be collectible.

The amortization of mortgage servicing rights was also included in fee income. Mortgage servicing rights were amortized in proportion to and over the estimated period of net servicing income. Generally, as the size of our servicing portfolio increases the amortization expense will increase. In addition the amortization of mortgage servicing rights was impacted by our assumptions regarding prepayment speeds for the loans serviced for investors. During periods of increasing loan prepayments, the amortization on our mortgage servicing rights generally would increase.

Origination fees were received from borrowers at the time of loan closing and are deferred until the related loans were sold or securitized in transactions structured as sales. For securitizations structured as financings this fee income was deferred and amortized into interest income over the life of the loans using a level yield method.

The decreases in fee income from 2006 to 2007 and from 2005 to 2006 were a result of the gradual shutdown of our NHMI branch operations in 2005 and 2006 and the shutdown of our mortgage lending and loan servicing operations in 2007.

General and Administrative Expenses.

The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services, loan expense, marketing expense and other expense. General and administrative expenses for discontinued operations increased by $38.9 million for the year ended December 31, 2007 from the same period of 2006. The increase for the year ended December 31, 2007 as compared to 2006 is due to the $47.2 million accrual for the NHMI litigation judgment discussed in “Item 3. Legal Proceedings”. Without this accrual, general and administrative expenses would have slightly decreased for the year ended December 31, 2007 as compared to the same periods of 2006 due to the exit of our lending and servicing businesses. The decrease in general and administrative expenses from 2005 to 2006 was a result of the shutdown of our NHMI branch operations.

Financial Condition as of December 31, 2007 and December 31, 2006

Cash and Cash Equivalents.

See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Loans - Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the year ended December 31, 2007.

Table 6 — Rollforward of Mortgage Loans - Held-in-Portfolio

(dollars in thousands)

Beginning principal balance	$2,101,768
Borrower repayments	(801,286)
Capitalization of interest	41,973
Transfers of mortgage loans from held-for-sale	1,888,776
Transfers to real estate owned	(163,494)

Ending principal balance	3,067,737
Net unamortized deferred origination costs	32,414

Amortized cost	3,100,151
Allowance for credit losses	(230,138)

Mortgage loans held-in-portfolio	$2,870,013

Our portfolio of mortgage loans held-in-portfolio increased to $2.9 billion at December 31, 2007 from $2.1 billion at December 31, 2006. During the first quarter of 2007 we transferred mortgage loans with a principal balance of $1.9 billion from the held-for-sale classification to the held-in-portfolio classification which was used as the underlying collateral for our NHEL 2007-1 securitization, which was structured as a financing and completed in 2007.

The following table provides delinquency information for our loans classified as held-in-portfolio as of December 31, 2007 and December 31, 2006.

Table7 — Mortgage Loans – Held-in-Portfolio Delinquencies

(dollars in thousands)

	As of December 31,
	2007		2006
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$2,484,386	81%	$2,013,541	96%
30-59 days delinquent	158,366	5	29,316	1
60-89 days delinquent	98,039	3	15,593	1
90 + days delinquent	150,811	5	5,080	—
In process of foreclosure	176,135	6	38,238	2

Total principal	$3,067,737	100%	$2,101,768	100%

We have $753.8 million in principal balance of MTA loans on our consolidated balance sheet as of December 31, 2007 as compared to $1.2 billion as of December 31, 2006. This product is also commonly referred to as an “option ARM”, “negative amortization ARM”, “pay-option” or “MTA” loan within the mortgage industry. We refer to this product as MTA, which stands for monthly treasury average. The monthly treasury average is the interest rate index for a majority of the loans of this product type which we have originated or purchased.

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

Due to the MTA loans’ amortization characteristics, the loss that we would realize in the event of default may be higher than that realized on a “traditional” loan that results in the payment of principal. Our MTA loans contain features that help mitigate the risk of borrower default and the increased risk of loss in the event of default. Specifically, our underwriting standards for MTA loans required, at the date of funding, that the borrower meet secondary market debt-service ratio tests designed to ensure that they can make the fully amortizing loan payment assuming the loan’s interest rate is fully indexed. (A fully indexed loan rate equals the sum of the current index rate plus the margin applicable to the loan.) In addition, the loan’s terms limit the amount of potential increase of loss in the event of default by restricting the amount of interest that may be added to the loan’s balance as described in the preceding paragraph.

Our MTA loan portfolio has a relatively high initial loan quality, with a weighted average original FICO score (a measure of credit rating) of 706 and weighted average original loan-to-value (“LTV”) of 76.0% at December 31, 2007. However, the lower initial payment requirements of MTA loans may increase the credit risk inherent in our portfolio of loans held-in-portfolio. This is because when the required monthly payments for pay-option loans eventually increase (in a period not to exceed 60 months), borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower with an amortizing loan. Our exposure to this higher credit risk is increased by any negative amortization that has been added to the principal balance.

The following is a summary of our MTA loan portfolio for year ended December 31, 2007 and 2006 as well as information on the negative amortization on these loans during the time periods presented:

Table 8 — Summary of MTA Loan Activity

(dollars in thousands)

	2007	2006
MTA loan portfolio at period end	$753,787	$1,219,447

Accumulated negative amortization during the period	$41,973	$29,541

Number of loans with negative amortization during the period	1,965	3,295

Original Weighted Average LTV at period end	76.0%	80.4%

Original Weighted Average FICO score at period end	706	708

Mortgage Securities Available-for-Sale and Trading.

The following tables summarize our mortgage securities – available for sale and trading portfolios and the current assumptions and assumptions at the time of securitization as of December 31, 2007 and December 31, 2006.

Table 9 — Valuation and Assumptions for Individual Mortgage Securities – Available-for-Sale and Trading

(dollars in thousands):

As of December 31, 2007

Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series – Available-for-Sale:
2002-3	$1,932	$—	$1,932	25%	24%	0.6%	20%	30%	1.0%
2003-1	3,260	—	3,260	25	20	1.7	20	28	3.3
2003-2	2,817	—	2,817	25	18	1.2	28	25	2.7
2003-3	1,233	—	1,233	25	16	1.2	20	22	3.6
2003-4	1,279	—	1,279	25	20	1.6	20	30	5.1
2004-1	180	—	180	25	24	2.4	20	33	5.9
2004-2	180	—	180	25	23	2.4	26	31	5.1
2004-3	986	—	986	25	24	3.0	19	34	4.5
2004-4	48	—	48	25	26	2.6	26	35	4.0
2005-1	512	—	512	25	27	3.6	15	37	3.6
2005-2	642	—	642	25	24	3.3	13	39	2.1
2005-3	1,335	—	1,335	25	24	3.6	15	41	2.0
2005-3 (C)	158	69	227	25	N/A	N/A	N/A	N/A	N/A
2005-4	1,344	—	1,344	25	27	4.5	15	43	2.3
2005-4 (C)	212	—	212	25	N/A	N/A	N/A	N/A	N/A
2006-2	2,301	—	2,301	25	32	6.8	15	44	2.4
2006-3	2,994	—	2,994	25	31	8.4	15	43	3.0
2006-4	2,960	—	2,960	25	32	8.2	15	43	2.9
2006-5	4,217	—	4,217	25	31	11.0	15	43	3.9
2006-6	4,712	—	4,712	25	30	10.0	15	41	3.7

Total	$33,302	$69	$33,371

NMFT Series – Trading Securities:
2007-2	$41,275	$(13,959)	$27,316	25%	20%	12.5%	20%	34%	5.7%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Represents derivative cash flow bonds (“CT Bonds”).

As of December 31, 2006

Securitization Trust	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Current Assumptions			Assumptions at Trust Securitization
				Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series:
2002-3	$3,384	$56	$3,440	20%	35%	0.4%	20%	30%	1.0%
2003-1	9,398	418	9,816	20	32	1.3	20	28	3.3
2003-2	5,458	2,450	7,908	20	31	0.8	28	25	2.7
2003-3	5,255	254	5,509	20	29	0.8	20	22	3.6
2003-4	3,509	1,513	5,022	20	38	1.0	20	30	5.1
2004-1	13,511	3,170	16,681	20	47	1.3	20	33	5.9
2004-1 (D)	132	—	132	20	N/A	N/A	N/A	N/A	N/A
2004-2	14,321	4,492	18,813	20	47	1.3	26	31	5.1
2004-2 (D)	1,322	60	1,382	20	N/A	N/A	N/A	N/A	N/A
2004-3	24,939	8,982	33,921	19	48	1.5	19	34	4.5
2004-4	16,237	8,684	24,921	20	56	1.3	26	35	4.0
2005-1	20,525	4,558	25,083	15	60	1.7	15	37	3.6
2005-2	13,831	67	13,898	13	54	1.5	13	39	2.1
2005-3	13,047	1,169	14,216	15	51	1.5	15	41	2.0
2005-3 (C)	47,814	(1,131)	46,683	N/A	N/A	N/A	N/A	N/A	N/A
2005-3 (D)	6,423	1,473	7,896	15	N/A	N/A	N/A	N/A	N/A
2005-4	11,087	1,194	12,281	15	49	2.0	15	43	2.3
2005-4 (D)	5,278	1,143	6,421	15	N/A	N/A	N/A	N/A	N/A
2006-2	13,835	—	13,835	15	46	3.2	15	44	2.4
2006-3	13,746	—	13,746	15	45	4.3	15	43	3.0
2006-4	19,019	—	19,019	15	45	3.5	15	43	2.9
2006-5	22,181	—	22,181	15	44	4.8	15	43	3.9
2006-6	26,508	—	26,508	15	42	3.9	15	41	3.7

Total	$310,760	$38,552	$349,312

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Consists of the Class M-11 and M-12 certificates of NMFT Series 2005-3. The M-11 is rated BBB/BBB- by Standard & Poor’s and Fitch, respectively. The M-12 is rated BBB- by Standard and Poor’s. The fair value for these securities is based upon market prices.
(D)	Represents derivative cash flow bonds (“CT Bonds”).

As of December 31, 2007 and December 31, 2006 the fair value of our mortgage securities – available-for-sale was $33.4 million and $349.3 million, respectively. The decline is mostly due to compressed margins, an increase in expected credit losses and normal paydowns. The value of our mortgage securities – available-for-sale, as well as the cash flows we receive from them, are highly dependent upon interest rate spreads, as well as credit losses and prepayment experience of the borrowers of the underlying mortgage security collateral.

The following tables provide a summary of our portfolio of trading securities at December 31, 2007 and December 31, 2006:

Table 10 — Mortgage Securities - Trading

(dollars in thousands)

As of December 31, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,204	$264	1	6.20%
A	21,263	20,770	6,471	5	7.59
A-	17,932	16,495	2,405	4	11.13
BBB+	52,802	50,959	9,537	15	9.20
BBB	129,795	122,480	25,063	31	10.97
BBB-	165,890	154,674	36,264	35	13.15
BB+	31,733	27,461	3,220	12	16.15
BB	13,500	11,052	1,238	5	19.39
Unrated	N/A	41,275	24,741	1	21.00

Total	$435,114	$447,370	$109,203	109	13.85%

As of December 31, 2006

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,202	$2,195	1	6.40%
A	15,692	15,444	15,466	3	6.96
A-	13,432	12,338	12,227	4	10.52
BBB+	53,657	51,442	51,367	14	8.56
BBB	99,795	93,035	92,750	24	9.71
BBB-	135,890	121,971	120,003	28	11.94
BB+	31,733	25,584	25,181	8	16.25
BB	13,500	10,029	10,172	3	19.50

Total	$365,898	$332,045	$329,361	85	11.03%

As of December 31, 2007, mortgage securities – trading consisted of residual securities, subordinated securities which were retained from our securitization transactions and subordinated securities purchased from other issuers. We had not classified any residual securities as mortgage securities –trading at December 31, 2006. The aggregate fair market value of these securities as of December 31, 2007 and December 31, 2006 was $109.2 million and $329.4 million, respectively. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds and estimates the fair value of the subordinated securities based on quoted market prices. The market value of the subordinated securities within mortgage securities – trading fluctuates inversely with bond spreads in the market. Generally, as bond spreads widen (i.e. investors demand more return), the value of our mortgage securities – trading will decline; alternatively, as they tighten, the market value of our mortgage securities – trading will increase. We recognized net trading (losses) gains of $(342.9) million, $(3.2) million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The significant trading losses in 2007 were the result of significant spread widening in the credit markets. If bond spreads continue to widen or credit performance continues to deteriorate, we are likely to experience additional mark-to-market losses on our mortgage securities – trading if this trend does not reverse.

Real Estate Owned.

Real estate owned relating to continuing operations at December 31, 2007 was $76.6 million. We had no real estate owned at December 31, 2006 from continuing operations. This increase is directly related to foreclosures arising out of our NHEL 2006-1 and 2007-1 securitizations. The stated amount of real estate owned on our consolidated balance sheet is net of expected future losses on the sale of the property.

Short-term Borrowings

We finance certain of our mortgage securities by using repurchase agreements. However, we have actively reduced the amount of these borrowings in 2007 and in the first quarter of 2008. We have no further borrowing capacity currently available to us. See “Liquidity and Capital Resources” for further discussion of our financing availability and liquidity.

Stockholders’ (Deficit) Equity.

The decrease in our shareholders’ (deficit) equity as of December 31, 2007 compared to December 31, 2006 is a result of the following increases and decreases.

Shareholders’ (deficit) equity increased by:

•	$73.1 million due to impairment on mortgage securities – available for sale reclassified to earnings;

•	$43.6 million due to the issuance of preferred stock;

•	$5.4 million due to cumulative effect adjustment from adoption of SFAS 157;

•	$3.2 million due to the issuance of common stock;

•	$0.7 million due to compensation recognized under the stock compensation plan;

•	$0.2 million due to issuance of stock under incentive stock plans;

•	$1.3 million due to changes in other miscellaneous activity.

Shareholders’ (deficit) equity decreased by:

•	$724.3 million due to a net loss recognized for the year ended December 31, 2007;

•	$112.1 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale;

•	$7.2 million due to the reversal of tax benefit derived from capitalization of affiliates;

•	$8.8 million due to dividends accrued or paid on preferred stock;

•	$0.1 million due to adjustments on derivative instruments used in cash flow hedges reclassified to earnings; and

•	$1.1 million due to cumulative effect adjustment from the adoption of FIN 48.

As of December 31, 2007, our total liabilities exceeded our total assets under GAAP, resulting in a shareholders’ deficit. Our losses, negative cash flows from operations and our shareholders’ deficit raise substantial doubt about our ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet our obligations.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations for both continuing and discontinued operations, as of December 31, 2007, other than short-term borrowing arrangements.

Table 11 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long—term debt (A)	$4,216,819	$700,420	$1,159,419	$736,331	$1,620,649
Junior subordinated debentures (B)	278,456	6,970	13,940	13,940	243,606
Operating leases (C)	23,880	8,710	12,640	2,301	229
Premiums due to counterparties related to interest rate cap agreements	451	387	64	—	—

Total	$4,519,606	$716,487	$1,186,063	$752,572	$1,864,484

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at December 31, 2007 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at December 31, 2007 for each respective obligation.
(C)	Does not include rental income of $2.9 million to be received under sublease contracts.

Liquidity and Capital Resources

Historically, substantial cash was required to support our business operations. During 2007 and early 2008, we completed several actions to reduce our cash needs and liquidity risk, yet, we continue to have significant cash requirements and risks as a result of our continuing and discontinued operations.

Our residual and subordinated mortgage securities are currently our only source of significant positive cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. We have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. If, as the cash flows from mortgage securities decrease, we are unable to recommence or invest in mortgage loan origination or brokerage businesses on a profitable basis, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

As of March 27, 2008, we had approximately $14 million in available cash on hand. In addition to our operating expenses, which currently range from approximately $1.5 million to $2.0 million per month, and repayments of outstanding obligations to Wachovia discussed below, we have quarterly interest payments due on our trust preferred securities and intend to make payments in settlement of certain litigation and to terminate certain leases, software contracts and other matters relating to our discontinued operations. The next payments due on the trust preferred securities are due on March 31 and April 30, 2008 and total an estimated $1.8 million. However, we intend to defer these interest payments during the applicable thirty-day grace period to assist in managing our liquidity. Additionally, we expect to have near-term payments for pending litigation settlements and lease terminations which are estimated to be approximately $3.0 million. Lease and other contract termination payments will vary, depending on negotiations and available cash. Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet these payment needs. However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections. Therefore, no assurances can be given that we will be able to meet our cash flow needs, in which case we would be required to seek protection of applicable bankruptcy laws.

Overview of Significant Factors Affecting Liquidity During Year Ended December 31, 2007

We had $25.4 million in unrestricted cash and cash equivalents at December 31, 2007, which was a decrease of $125.2 million from December 31, 2006. Subsequent to December 31, 2007, our unrestricted cash has been impacted by the events described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our financial statements. As disclosed elsewhere, our intent is to use available cash inflows in excess of immediate operating needs, including debt service payments, to repay our secured debt with Wachovia. We do not have, and do not expect to have, any availability for borrowings under our current financing facilities with Wachovia.

Wachovia Short-Term Borrowings Repayment. As of December 31, 2007 and thereafter, we were out of compliance with the net worth covenant and the liquidity covenant in our repurchase agreements with Wachovia, but have obtained multiple waivers to be in compliance. The current waiver expires on April 30, 2008 and we expect to be out of compliance prior to its expiration. No assurance can be given with respect to future waivers. If waivers are not obtained, we would be in default and Wachovia could exercise its remedies including, but not limited to, accelerating the outstanding indebtedness and liquidating the underlying collateral. In the event this were to occur, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

As of March 27, 2008, we had $19 million of short-term borrowings outstanding with Wachovia. All payments received on the collateral securing these obligations are being remitted directly to Wachovia. Based on the expected cash flows from our mortgage securities from the March 25, 2008 bondholder remittances and the expected release of a portion of our cash held as collateral against letters of credit, we expect our short-term borrowings outstanding to be reduced to approximately $11 million in the near-term. Our repurchase agreements with Wachovia expire on May 8 and May 29, 2008, and any remaining amounts then outstanding will be due and payable at that time.

We have no financing facilities in place to provide liquidity in excess of outstanding borrowings. As a result, any adverse liquidity events could cause us to exhaust our cash balances and may result in our filing bankruptcy.

Sale of Mortgage Servicing Rights. On November 1, 2007, we sold all of our mortgage servicing rights and servicing advances relating to our securitizations. The transaction provided $154.9 million of cash to us after deduction of expenses. We used the proceeds from the sale to repay short-term borrowings.

Margin Calls. During the year ended December 31, 2007, poor credit performance of subprime loans and wider bond spreads on mortgage-backed securities caused a significant decline in the fair value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, during the year ended December 31, 2007, we were subject to cash margin calls of approximately $222.2 million, on our mortgage securities and mortgage loans held-for-sale.

Loan Repurchases. We also had significant cash outlays in 2007 to repurchase loans sold to third parties during 2006. When whole pools of mortgage loans are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. We are currently unable to finance any of these assets under our existing financing facilities. We paid $104.3 million in cash during the year ended December 31, 2007 to repurchase loans sold to third parties.

CDO Debt Issuance. We closed a CDO structured as a financing transaction in the first quarter of 2007. The collateral for this securitization consisted of subordinated securities which we retained from our loan securitizations as well as subordinated securities purchased from other issuers. We received net proceeds from the issuance of the asset-backed bonds and from the proceeds of our financing of the BBB bond aggregating $64.3 million.

Loan Securitizations. During the first and second quarter of 2007, we closed two loan securitizations. The net cash inflow from these transactions was $24.4 million. Generally, our securitizations were net positive cash flow events due to the financing we received on the residual security we retained.

Distressed Loan and Real Estate Owned Sales. To help reduce margin call risk and as a result of the value of our mortgage loans held-for-sale continuing to dramatically decline in the third quarter, we entered into a mortgage loan sale agreement with Wachovia to sell substantially all of our mortgage loans held-for-sale which were not, and had never been, delinquent, for a price of 91.5% of par. As of December 31, 2007 we had sold to Wachovia approximately $668.8 million of our mortgage loans held-for-sale. In light of the 91.5% sale price, a lower of cost or market valuation adjustment of approximately $47.0 million was recorded for the year ended December 31, 2007, and is included in the “(Loss) income from discontinued operations, net of income tax” line item on our consolidated statements of operations.

We also completed two other distressed loan and real estate owned sales resulting in net proceeds of approximately $38.1 million which were used to repay short-term borrowings. We will continue to actively pursue the sale to other third party investors all of our mortgage loans held-for-sale and real estate owned. Substantially all of our remaining mortgage loans held-for-sale are delinquent or are in default. Yet, a portion of these loans do have mortgage insurance. Any proceeds from additional sales or liquidations of these assets would be used to repay Wachovia’s short-term borrowings. After Wachovia is repaid, any proceeds would be used by us for future needs.

Preferred Stock Issuance. On July 16, 2007, we issued $48.8 million of convertible preferred stock to certain private investors to enhance our liquidity position.

See discussion below under “Industry Overview, Significant Events and Material Trends” for other events affecting our liquidity.

Execution of Short-Term Borrowing Facilities during 2007. The following facilities were executed with Wachovia during 2007 to help us manage through our liquidity crisis:

$100 Million Repurchase Facility. As a result of the significant decline in our liquidity position, in April 2007, we executed a Residual Securities Facility with Wachovia providing for the financing of certain of our existing residual securities and we also executed a Servicing Rights Facility with Wachovia, providing for the financing of certain mortgage servicing rights. The facility provided vital cash availability to us during 2007 and early 2008 but was repaid and terminated as of January 2008.

$1.9 Billion Comprehensive Financing Facility. In May 2007, we executed a $1.9 billion comprehensive financing facility with Wachovia. The facility expanded and replaced the whole-loan and securities repurchase agreements previously existing between Wachovia and us. All payments on the collateral securing these facilities is being, and until full repayment will be, remitted directly to Wachovia. After we repay the borrowings under these facilities, we do not expect to have any future availability or advances under these facilities.

The $1.9 billion facility principally consists of the following separate agreements (collectively, the “Agreements”): (1) a Whole Loan Master Repurchase Agreement, expiring May 8, 2008; (2) a Securities Master Repurchase Agreement (Investment Grade), expiring May 29, 2008; and (3) a Securities Master Repurchase Agreement (Non Investment Grade), expiring May 29, 2008. Advances under the Agreements bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 2.5%, depending on the assets securing the advance.

The Agreements are cross-collateralized with each other and all other secured transactions between us and Wachovia. We were required to pay Wachovia a structuring fee in connection with the Agreements and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by us or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

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

The Agreements require that the adjusted consolidated tangible net worth of NFI exceed $150 million and that NFI maintain, on a consolidated basis, at least $30 million of liquidity. We do not currently meet these requirements and do not expect to meet these requirements in the foreseeable future. Wachovia has waived our compliance with these requirements on multiple occasions, with the current waiver effective until April 30, 2008. During the waiver period, we must maintain liquidity of at least $9.5 million. We expect to be out of compliance prior to the expiration of the current waiver and no assurance can be given with respect to any future waiver.

In addition, the Agreements prohibit NFI from paying any cash dividends on our capital stock without the consent of Wachovia, and dividends can be paid on our 8.90% Series C Cumulative Redeemable Preferred Stock and on the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II only if, after such payments, we continue to have at least $30 million of liquidity or liquidity levels as amended by waiver. The Agreements contain other customary affirmative and negative covenants applicable to us and our subsidiaries that are parties to the facilities (“NovaStar Parties”), including but not limited to covenants prohibiting fundamental changes in the nature of the business of the NovaStar Parties, prohibiting sales by any NovaStar Party of a material portion of our business or assets outside of the ordinary course of business, and prohibiting transactions between a NovaStar Party and any of our other affiliates that are not on arms-length terms.

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

Collateralization of letters of credit supporting surety bonds. Certain states required that we post surety bonds in connection with our former mortgage lending operations. During 2007, the sureties required that we provide letters of credit to support our reimbursement obligations to the sureties. In order to arrange these letters of credit, we were required to collateralize the letters of credit with cash, which totaled $9.0 million as of December 31, 2007. We are in the process of terminating these surety bonds as a result of the discontinuation of our mortgage lending operations, and we expect to receive a return of the cash collateral following such termination. However, the timing of the return of these funds is dependent upon the acceptance by various states of our surrender of state licenses, which in some cases may be subject to final state audits or examinations. As a result, the full return of the related cash collateral may take up to a year or longer.

Summary of Operating, Investing and Financing Activities

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

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for years ended December 31, 2007, 2006 and 2005.

Table 12 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(445,788)	$(3,326,491)	$(870,334)
Cash flows provided by investing activities	1,073,063	624,888	610,170
Cash flows (used in) provided by financing activities	(752,433)	2,587,431	256,295

Operating Activities. Net cash used in operating activities decreased to $445.8 million for the year ended December 31, 2007 from $3.3 billion for the year ended December 31, 2006. This decrease is due primarily to our reduced loan origination and purchase activity which is included in our cash flows from discontinued operations. Net cash used in operating activities increased to $3.4 billion for the year ended December 31, 2006 from $870.3 million for the year ended December 31, 2005. This increase is due primarily to the issuance of $2.5 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio in 2006. Because the loans securing these transactions were not sold in securitizations, the transactions are presented as financing activities rather than operating activities on our consolidated statements of cash flows for the year ended December 31, 2006.

Investing Activities. Net cash provided by investing activities increased to $1.1 billion for the year ended December 31, 2007 from $624.9 million for the same period of 2006. This increase is due primarily to higher repayments of our mortgage loans held-in-portfolio during the year ended December 31, 2007 compared to the same period of 2006 which was driven by the on-balance sheet securitizations structured as financings we executed in 2006 and 2007. Net cash provided by investing activities increased to $624.9 million for the year ended December 31, 2006 from $610.2 million for the year ended December 31, 2005.

Financing Activities. Our financing activities caused a decrease in cash of $752.4 million for year ended December 31, 2007 as compared to an increase in cash of $2.6 billion for the year ended December 31, 2006. This decrease is due primarily to a net decrease in short-term borrowings of $2.1 billion during 2007 compared to a net increase in short-term borrowings of $0.7 billion for the same period of 2006. This change was the result of lower originations in 2007 as well as our initiative to repay all of our short-term borrowings. Net cash provided by financing activities increased to $2.6 billion for the year ended December 31, 2006 from $256.3 million for the year ended December 31, 2005. This increase is due primarily to the issuance of $2.5 billion in asset-backed bonds secured by our mortgage loans held-in-portfolio during 2006 as discussed above.

Primary Uses of Cash

Investments in New Mortgage Securities. During 2007 we altered our operations substantially when we discontinued our origination businesses. Prior to that, we retained significant interests in the nonconforming loans we originated and purchased through our mortgage securities investment portfolio. Our securitization activities required capital to fund the primary bonds we retained, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans. Due to the depressed market conditions and our liquidity constraints, we do not intend to invest in new mortgage securities for the foreseeable future.

For the year ended December 31, 2007, we retained residual securities with a cost basis of $56.4 million and no subordinated securities from our securitization transactions. In addition, we purchased subordinated securities during 2007 with a cost basis of $22.0 million from other issuers. For the year ended December 31, 2006 and 2005 we retained residual securities with a cost basis of $155.0 million and $289.5 million, respectively, and subordinated securities with a cost basis of $90.0 million and $42.9 million, respectively, from our securitization transactions and in 2006 we purchased subordinated securities with a cost basis of $205.1 million from other issuers.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Again, due to the significant deterioration in the subprime market, we have discontinued our lending and purchasing activities. For the year ended December 31, 2007, 2006 and 2005 we used $2.7 billion, $11.3 billion and $9.4 billion in cash for the origination and purchase of mortgage loans held-for-sale, respectively. As the values of mortgage loans decreased in 2007, we were subject to cash margin calls on mortgage loans financed under short-term repurchase agreements. We have invested approximately $17.5 million of capital invested in our mortgage loans held-for-sale on our balance sheet as of December 31, 2007 which consists of the difference between the current principal on the loans and the amount borrowed against these loans. We do not expect to recover a substantial portion of this capital investment due to the non-performing nature of our remaining loans.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds increased to $797.1 million for the year ended December 31, 2007 from $565.2 million and $363.9 million for the same periods of 2006 and 2005, respectively. These increases are due to an increase in our mortgage loans – held-in-portfolio as a result of on-balance sheet securitizations completed in 2006 and 2007. Due to the fact that we do not intend to engage in any additional on-balance sheet securitizations in the foreseeable future, we expect our payments on asset-backed bonds to decrease as our current asset-backed bonds mature.

In addition, as of December 31, 2007, our wholly owned subsidiary NovaStar Mortgage, Inc. had $83.6 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We have guaranteed the obligations of our wholly owned subsidiary NovaStar Mortgage, Inc. under the junior subordinated debentures. We make periodic interest payments based on a variable interest rate of three-month LIBOR plus 3.5% which resets quarterly. See Table 11 for an estimate of our contractual obligations related to these junior subordinated debentures.

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

We did not declare any common stock dividends for the year ended December 31, 2007. We declared common stock dividends per share of $22.40 for the years ended December 31, 2006 and 2005. Preferred stock dividends declared per share were $1.67, $2.23 and $2.23 for the years ended December 31, 2007, 2006 and 2005, respectively. Our Board of Directors has suspended dividend payments on our Series C and Series D-1 Preferred Stock. As a result, dividends on our Series C and Series D-1 preferred stock continue to accrue and the dividend rate on the Series D-1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008, with respect to all unpaid dividends and subsequently accruing dividends. Accrued and unpaid dividends on our preferred stock must be paid prior to the payment of any dividend on our common stock. We do not expect to pay any dividends for the foreseeable future.

Loan Sale and Securitization Repurchases. We have sold whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the year ended December 31, 2007, we sold $912.9 million of loans with recourse for borrower defaults compared to $2.2 billion and $1.1 billion for the same period of 2006 and 2005, respectively. We maintained a $2.2 million recourse reserve related to these guarantees as of December 31, 2007 compared with a reserve of $24.8 million as of December 31, 2006. We paid $104.3 million in cash to repurchase loans sold to third parties during the year ended December 31, 2007 compared to $21.3 million and $2.3 million during the same periods of 2006 and 2005, respectively. The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. The recourse reserve as of December 31, 2007 declined by $22.6 million from December 31, 2006 due to the fact that we had repurchased the majority of loans reserved for at December 31, 2006 and the early payment default recourse period for all loan sales in 2007 had passed as of December 31, 2007.

We also have sold loans to securitization trusts and guaranteed losses suffered by the trust resulting from defects in the loan origination process. Defects may have occurred in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of December 31, 2007 and December 31, 2006, we had loans sold with recourse to securitization trusts with an outstanding principal balance of $10.1 billion and $12.6 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. Because we have received no significant requests to repurchase loans from our securitization trusts as of December 31, 2007, we have not recorded any reserves related to these guarantees.

Expenses Related to Discontinued Operations. We have significant ongoing expenses associated with our discontinued operations, including obligations under multiple office leases, software agreements, and other contractual obligations, that no longer contribute to our revenue producing operations. See “Other Liquidity Factors” for further discussion.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). As of December 31, 2007, our current short-term borrowing facilities are solely supporting the financing of our mortgage securities. We do not have borrowing capacity available to us in excess of outstanding borrowings, and we do not expect any availability under these facilities in the future.

We experienced a decrease in short-term borrowings of $2.1 billion during 2007 compared to a net increase in short-term borrowings of $0.7 billion for the same period of 2006 and a net increase in short-term borrowings of $0.5 million for the same period of 2005. This change was the result of lower originations in 2007 as well as our initiative to repay all of our short-term borrowings. Changes in short-term borrowings from 2005 to 2006 are the result of loan originations and the timing of the securitization and sale of those loans.

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

During the year ended December 31, 2007, bond spreads widened on mortgage-backed securities to uncommon levels as a result of investor concerns over deteriorating credit quality in the subprime mortgage market. This widening caused a significant decline in the value of our mortgage securities as well as our mortgage loans held-for-sale. Consequently, we were subject to cash margin calls of approximately $222.2 million on our mortgage securities and mortgage loans held-for-sale.

See “Short-Term Borrowings” under “Liquidity and Capital Resources” for further discussion of our repayment plan with Wachovia as well as discussion of all of our repurchase agreements.

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities are the proceeds we receive from our mortgage securities—available-for-sale portfolio. We are required to use the cash inflows from these securities to paydown Wachovia’s remaining debt until fully repaid. For the year ended December 31, 2007 we received $235.2 million in proceeds from repayments on mortgage securities as compared to $336.7 million and $453.8 million for the same period of 2006 and 2005. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Proceeds from Repayments of Mortgage Loans. For the year ended December 31, 2007 we received $801.3 million in proceeds from the repayments of our portfolio of mortgage loans held-in-portfolio compared to $551.8 million and $16.7 million for the same periods of 2006 and 2005. The significant increase in repayments is due to a larger portfolio of mortgage loans held-in-portfolio in 2007 as compared to 2006 and 2005.

Net Proceeds from Securitizations of Mortgage Loans. We depended on the capital markets to finance the mortgage loans we originated and purchased. The primary bonds we issued in our loan securitizations structured as sales were sold to large, institutional investors and U.S. government-sponsored enterprises. The net proceeds from sales of mortgage loans held-for-sale in securitizations decreased to $1.3 billion for the year ended December 31, 2007 from $5.9 billion and $7.4 billion for the same periods of 2006 and 2005. We currently do not expect to enter into any new securitizations as we have discontinued our loan origination operations.

Net Proceeds from Sales of Mortgage Loans to Third Parties. Sales of mortgage loans to third party investors have also historically been a source of liquidity, with proceeds from sale being used to repay funds used to finance the origination or purchase of these loans and any excess being retained by us in respect of the capital we had invested in the loans. Due to the depressed mortgage banking environment in the year ended December 31, 2007, we significantly decreased the volume of loans that we originated and purchased, and that we sold to third parties.

During 2007, we sold to Wachovia mortgage loans held-for-sale with a principal balance of $668.8 million, at a price equal to approximately 91.5% of par. In light of the 91.5% sale price, a lower of cost or market valuation adjustment of approximately $47.0 million was recorded for the year ended December 31, 2007, and is included in the “(Loss) income from discontinued operations, net of income tax” line item on our consolidated statements of operations.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations, collateralized debt obligations as well as private debt offerings have provided long-term sources of liquidity. We do not expect to enter into any securitizations, resecuritizations, or CDOs or private debt offerings in the foreseeable future. Other issuances of long-term debt are highly dependent upon industry and market conditions and our financial condition, which are currently significantly unfavorable. As a result, no assurances can be given that we would have access to these sources of liquidity.

We received net proceeds of $1.8 billion through the issuance of NHES Series 2007-1, a securitization structured as a financing during the year ended December 31, 2007. These asset-backed bonds are collateralized by mortgage loans – held-in-portfolio on our consolidated balance sheet. The $1.8 billion is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage loans and prior to any new short-term borrowings secured by retained mortgage securities. The net cash outflow for this securitization was approximately $2.2 million.

In 2005 we began retaining various subordinated investment-grade securities from our securitization transactions that were previously held in the form of overcollateralization bonds. We also purchase subordinated securities from other ABS issuers. We executed our first CDO in February 2007 with these securities and received net proceeds of $326.8 million through the issuance of asset-backed bonds. The $326.8 million is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage securities and prior to any new short-term borrowings secured by the retained mortgage securities. The net cash inflow for the CDO was approximately $64.3 million.

Net Proceeds from Issuances Equity or Debt or the Retention of Cash Flow. Since inception, we have raised $612.9 million in net proceeds through private and public equity offerings. As discussed previously under “Overview of Significant Factors Affecting Liquidity in the Year Ended December 31, 2007” within “Liquidity and Capital Resources”, we raised $43.6 million in 2007 due to the issuance of preferred stock. While we have historically raised funds by issuing debt and equity securities, such issuances are highly dependent upon industry and market conditions and our financial condition, which are currently significantly unfavorable. As a result, it is unlikely that we would have access to these sources of liquidity.

Due to the fact that we have a negative net worth, we do not currently have ongoing significant business operations that are profitable and our common stock and Series C preferred stock have been delisted from the New York Stock Exchange, it is unlikely that we will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future. To the extent we require additional liquidity and cannot obtain it, we will be forced to file for bankruptcy.

Other Liquidity Factors

Table 11 details our major contractual obligations due over the next 12 months and beyond. As previously discussed, for the near future, we will focus on minimizing losses and preserving liquidity with our remaining operations which consist solely of mortgage portfolio management. Our residual and subordinated mortgage securities are currently our only source of significant positive cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We intend to use available cash inflows in excess of our immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. We do not expect any new advances under these or any other financing facilities. If, as the cash flows from mortgage securities decrease, we are unable to recommence our mortgage loan origination or brokerage businesses on a profitable basis, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities and are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws. Factors that can affect our liquidity are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this document.

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

In an attempt to preserve liquidity as a result of the disruption in the secondary market for loans, we have undertaken the steps set forth under “Liquidity and Capital Resources – Overview of Significant Factors Affecting Liquidity during the Year Ended December 31, 2007.” There, however, can be no assurance that these steps will be sufficient to support our liquidity.

As of December 31, 2007, we had no outstanding commitments to sell, originate or purchase loans. As of December 31, 2006, we had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. We had no outstanding commitments to sell loans at December 31, 2006.

In the ordinary course of business, we have sold whole pools of loans to investors with recourse for certain borrower defaults. We also have sold loans to securitization trusts and guaranteed to cover losses suffered by the trust resulting from defects in the loan origination process. See “Liquidity and Capital Resources – Primary Uses of Cash – Loan Sale and Securitization Repurchases” for further discussion of these guarantees and recourse obligations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See discussion under “Interest Rate/Market Risk” in “Item 1. Business”.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31,
	2007	2006
Assets
Unrestricted cash and cash equivalents	$25,364	$150,522
Restricted cash	8,998	—
Mortgage loans – held-in-portfolio, net of allowance of $230,138 and $22,452, respectively	2,870,013	2,116,535
Mortgage securities – trading	109,203	329,361
Mortgage securities – available-for-sale	33,371	349,312
Real estate owned	76,614	—
Accrued interest receivable	61,704	29,109
Deferred income tax asset, net	—	47,188
Other assets	37,244	74,167
Assets of discontinued operations	8,255	1,932,069

Total assets	$3,230,766	$5,028,263

Liabilities and Shareholders’ (Deficit) Equity
Liabilities:
Asset-backed bonds secured by mortgage loans	$3,065,746	$2,067,490
Asset-backed bonds secured by mortgage securities	74,385	9,519
Short-term borrowings secured by mortgage securities	45,488	503,680
Junior subordinated debentures	83,561	83,041
Due to servicer	56,450	—
Accounts payable and other liabilities	57,208	46,142
Liabilities of discontinued operations	59,416	1,803,821

Total liabilities	3,442,254	4,513,693
Commitments and contingencies (Note 8)

Shareholders’ (deficit) equity:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	—
Common stock, 9,439,273 and 9,315,313 shares, issued and outstanding, respectively	94	93
Additional paid-in capital	786,342	742,028
Accumulated deficit	(996,649)	(263,572)
Accumulated other comprehensive (loss) income	(1,117)	36,548
Other	(209)	(557)

Total shareholders’ (deficit) equity	(211,488)	514,570

Total liabilities and shareholders’ (deficit) equity	$3,230,766	$5,028,263

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Interest income	$366,246	$304,122	$199,482
Interest expense	228,369	131,334	22,263

Net interest income before provision for credit losses	137,877	172,788	177,219
Provision for credit losses	(265,288)	(30,131)	(1,038)

Net interest (expense) income after provision for credit losses	(127,411)	142,657	176,181

Other operating expense:
(Losses) gains on sales of mortgage assets	(136)	362	(27)
(Losses) gains on derivative instruments	(10,997)	109	247
Fair value adjustments	(85,803)	(3,192)	549
Impairments on mortgage securities – available-for-sale	(98,692)	(30,690)	(17,619)
Premiums for mortgage loan insurance	(16,462)	(6,270)	(340)
Other (expense) income, net	(2,064)	682	—

Total other operating expense	(214,154)	(38,999)	(17,190)

General and administrative expenses:
Compensation and benefits	27,688	34,824	34,709
Office administration	12,565	11,479	12,138
Professional and outside services	21,811	15,905	14,220
Other	(2,644)	7,699	1,164

Total general and administrative expenses	59,420	69,907	62,231

(Loss) income from continuing operations before income tax expense (benefit)	(400,985)	33,751	96,760
Income tax expense (benefit)	66,512	(21,642)	(24,269)

(Loss) income from continuing operations	(467,497)	55,393	121,029
(Loss) income from discontinued operations, net of income tax	(256,780)	17,545	18,095

Net (loss) income	(724,277)	72,938	139,124
Dividends on preferred shares	(8,805)	(6,653)	(6,653)

Net (loss) income available to common shareholders	$(733,082)	$66,285	$132,471

Basic earnings per share:
(Loss) income from continuing operations available to common shareholders	$(51.04)	$5.70	$15.42
(Loss) income from discontinued operations, net of income tax	(27.51)	2.05	2.44

Net (loss) income available to common shareholders	$(78.55)	$7.75	$17.86

Diluted earnings per share:
(Loss) income from continuing operations available to common shareholders	$(51.04)	$5.66	$15.25
(Loss) income from discontinued operations, net of income tax	(27.51)	2.03	2.42

Net (loss) income available to common shareholders	$(78.55)	$7.69	$17.67

Weighted average basic shares outstanding	9,332,405	8,552,911	7,417,267

Weighted average diluted shares outstanding	9,332,405	8,617,904	7,498,232

Dividends declared per common share	$—	$22.40	$22.40

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(dollars in thousands, except share amounts)

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2005	$30	$—	$70	$433,314	$(85,354)	$79,120	$(836)	$426,344
Forgiveness of founders’ notes receivable	—	—	—	—	—	—	140	140
Issuance of common stock, 1,083,580 shares	—	—	11	145,345	—	—	—	145,356
Issuance of stock under stock compensation plans, 37,199 shares	—	—	—	923	—	—	—	923
Compensation recognized under stock compensation plans	—	—	—	2,226	—	—	—	2,226
Dividend equivalent rights (DERs) on vested options	—	—	—	304	(4,369)	—	—	(4,065)
Dividends on common stock ($22.40 per share)	—	—	—	—	(171,302)	—	—	(171,302)
Dividends on preferred stock ($2.23 per share)	—	—	—	—	(6,653)	—	—	(6,653)
Other	—	—	—	(291)	—	—	—	(291)

Comprehensive income:
Net income					139,124			139,124
Other comprehensive income						32,418		32,418

Total comprehensive income								171,542

Balance, December 31, 2005	$30	$—	$81	$581,821	$(128,554)	$111,538	$(696)	$564,220

Continued

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2006	$30	$—	$81	$581,821	$(128,554)	$111,538	$(696)	$564,220
Forgiveness of founders’ notes receivable	—	—	—	—	—	—	139	139
Issuance of common stock, 1,234,550 shares	—	—	12	148,779	—	—	—	148,791
Issuance of stock under stock compensation plans, 32,611 shares	—	—	—	907	—	—	—	907
Compensation recognized under stock compensation plans	—	—	—	2,548	—	—	—	2,548
Dividend equivalent rights (DERs) on vested options	—	—	—	825	(3,084)	—	—	(2,259)
Dividends on common stock ($22.40 per share)	—	—	—	—	(198,219)	—	—	(198,219)
Dividends on preferred stock ($2.23 per share)	—	—	—	—	(6,653)	—	—	(6,653)
Common stock repurchased, 123 shares	—	—	—	(17)	—	—	—	(17)
Tax benefit derived from capitalization of affiliate	—	—	—	7,173	—	—	—	7,173
Other	—	—	—	(8)	—	—	—	(8)

Comprehensive income:
Net income					72,938			72,938
Other comprehensive loss						(74,990)		(74,990)

Total comprehensive loss								(2,052)

Balance, December 31, 2006	$30	$—	$93	$742,028	$(263,572)	$36,548	$(557)	$514,570

Continued

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2007	$30	$—	$93	$742,028	$(263,572)	$36,548	$(557)	$514,570
Cumulative effect adjustment from adoption of SFAS 157	—	—	—	—	5,430	—	—	5,430
Cumulative effect adjustment from adoption of SFAS 159	—	—	—	—	(1,131)	1,131	—	—
Cumulative effect adjustment from adoption of FIN 48	—	—	—	—	(1,072)	—	—	(1,072)
Forgiveness of founders’ notes receivable	—	—	—	—	—	—	348	348
Issuance of preferred stock, 2,100,000 shares	—	21	—	43,591	—	—	—	43,612
Preferred stock beneficial conversion feature	—	—	—	3,825	(3,825)	—	—	—
Issuance of common stock, 35,094 shares	—	—	—	3,190	—	—	—	3,190
Issuance of stock under stock compensation plans, 88,867 shares	—	—	1	209	—	—	—	210
Compensation recognized under stock compensation plans	—	—	—	707	—	—	—	707
Dividends on preferred stock ($1.67 per share declared)	—	—	—	—	(8,805)	—	—	(8,805)
Reversal of tax benefit derived from capitalization of affiliates	—	—	—	(7,195)	—	—	—	(7,195)
Other	—	—	—	(13)	603	—	—	590

Comprehensive loss:
Net loss					(724,277)			(724,277)
Other comprehensive loss						(38,796)		(38,796)

Total comprehensive loss								(763,073)

Balance, December 31, 2007	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)

See notes to consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(724,277)	$72,938	$139,124
Loss (income) from discontinued operations	256,780	(17,545)	(18,095)

(Loss) income from continuing operations	(467,497)	55,393	121,029
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of available-for-sale and trading securities	(99,773)	(158,984)	(172,019)
Interest capitalized on loans held-in-portfolio	(41,973)	(29,541)	—
Amortization of premiums on mortgage loans	4,805	10,409	376
Amortization of deferred debt issuance costs	1,696	3,408	5,683
Provision for credit losses	265,288	30,131	1,038
Losses (gains) on sales of mortgage assets	136	(362)	27
Fair value adjustments	85,803	3,192	(549)
Impairments on mortgage securities – available-for-sale	98,692	30,690	17,619
Losses (gains) on derivative instruments	10,997	(109)	(247)
Compensation recognized under stock compensation plans	707	2,548	2,226
Forgiveness of founders’ promissory notes	348	139	140
Depreciation expense	2,865	3,195	3,594
Provision for deferred income taxes	41,620	(21,510)	(30,379)
Changes in:
Accrued interest receivable	(31,855)	(70,912)	(35,296)
Derivative instruments, net	3,496	893	—
Other assets	37,147	(24,461)	(9,750)
Due to servicer	56,450	—	—
Accounts payable and other liabilities	34,515	48,662	15,467

Net cash provided by (used in) operating activities from continuing operations	3,467	(117,219)	(81,041)
Net cash used in operating activities from discontinued operations	(449,255)	(3,209,272)	(789,293)

Net cash used in operating activities	(445,788)	(3,326,491)	(870,334)
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities - available-for-sale	188,443	327,218	453,750
Proceeds from paydowns of mortgage securities - trading	46,731	9,436	—
Purchases of mortgage securities - trading	(21,957)	(205,078)	—
Proceeds from sale of mortgage securities - trading	7,420	11,223	143,153
Purchase of mortgage securities – available-for-sale	—	(1,922)	—
Proceeds from repayments of mortgage loans held-in-portfolio	824,060	551,796	16,673
Proceeds from sales of assets acquired through foreclosure	6,288	2,267	1,909
Cash used to collateralize letter of credit	(8,998)	—	—
Purchases of property and equipment	(3,132)	(10,021)	(5,315)

Net cash provided by investing activities	1,038,855	684,919	610,170
Net cash provided by (used in) investing activities from discontinued operations	34,208	(60,031)	—

Net cash provided by investing activities	1,073,063	624,888	610,170

Continued

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	2,111,415	2,505,457	128,921
Payments on asset-backed bonds	(797,101)	(565,188)	(363,861)
Payments on asset-backed bonds due to exercise of redemption provisions	—	(18,788)	(7,822)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	47,012	143,478	142,114
Net change in short-term borrowings	(458,192)	323,233	(4,290)
Proceeds from the issuance of junior subordinated debentures	—	33,917	48,428
Repurchase of common stock	—	(17)	—
Dividends paid on vested stock options	(405)	(2,725)	(2,113)
Dividends paid on preferred stock	(6,653)	(4,990)	(6,653)
Dividends paid on common stock	—	(237,352)	(195,760)

Net cash provided by (used in) financing activities from continuing operations	896,076	2,177,025	(261,036)
Net cash (used in) provided by financing activities from discontinued operations	(1,648,509)	410,406	517,331

Net cash (used in) provided by financing activities	(752,433)	2,587,431	256,295

Net decrease in cash and cash equivalents	(125,158)	(114,172)	(3,869)
Cash and cash equivalents, beginning of year	150,522	264,694	268,563

Cash and cash equivalents, end of year	$25,364	$150,522	$264,694

See notes to consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Liquidity and Going Concern Considerations and Management’s Plan

Description of Operations NovaStar Financial, Inc. (“NFI”) and its subsidiaries (the “Company”) operate as a non-conforming residential mortgage portfolio manager. Prior to changes in its business in 2007 and early 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“the Code”). During the third quarter of 2007, the Company announced that it would not be able to pay a dividend on its common stock with respect to its 2006 taxable income, and as a result the Company’s status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of the Company’s REIT status resulted in it becoming taxable as a C corporation for 2006 and subsequent years.

Financial Statement Presentation The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, amortizing mortgage servicing rights and establishing the fair value of its mortgage securities, reserve for losses on third party sales, derivative instruments, CDO debt and mortgage servicing rights and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated during consolidation.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As of December 31, 2007, the Company’s total liabilities exceeded its total assets under GAAP, resulting in a shareholders’ deficit. The Company’s losses, negative cash flows from operations and its shareholders’ deficit raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet the Company’s obligations.

Current Liquidity and Near-Term Obligations. As of March 27, 2008, the Company had approximately $14 million in available cash on hand. In addition to the Company’s operating expenses and repayments of outstanding obligations to Wachovia discussed below, the Company has quarterly interest payments due on its trust preferred securities and intends to make payments in settlement of certain litigation and to terminate certain leases, software contracts and other matters relating to its discontinued operations. The next payments due on the Company’s trust preferred securities are due on March 31 and April 30, 2008 and total an estimated $1.8 million. However, the company intends to defer these interest payments during the applicable thirty-day grace period to assist in managing liquidity. Additionally, the Company expects to have near-term payments for pending litigation settlements and lease terminations. Lease and other contract termination payments will vary, depending on negotiations and available cash. The Company’s current projections indicate sufficient available cash and cash flows from its mortgage assets to meet these payment needs. However, the Company’s mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. Therefore, no assurances can be given that the Company will be able to meet its cash flow needs, in which case it would be required to seek protection of applicable bankruptcy laws.

Overview of Significant Factors Affecting Liquidity During the Year Ended December 31, 2007

The Company had $25.4 million in unrestricted cash and cash equivalents at December 31, 2007, which was a decrease of $125.2 million from December 31, 2006. Subsequent to December 31, 2007, the Company’s unrestricted cash has been impacted by the events described in the notes to the Company’s financial statements. The Company’s intent is to use available cash inflows in excess of immediate operating needs, including debt service payments, to repay its secured debt with Wachovia. The Company does not expect to have any availability for future borrowings under its current financing facilities with Wachovia or any other facilities.

Wachovia Short-Term Borrowings Repayment. As of December 31, 2007 and thereafter, the Company was out of compliance with the net worth covenant and the liquidity covenant in its repurchase agreements with Wachovia but has obtained multiple waivers to be in compliance. The current waiver expires on April 30, 2008 and the Company expects to be out of compliance prior to its expiration. No assurance can be given with respect to future waivers. If waivers are not obtained, the Company would be in default and Wachovia could exercise its remedies including, but not limited to, accelerating the outstanding indebtedness and liquidating the underlying collateral. In the event this were to occur, there can be no assurance that the Company will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

As of March 28, 2008, the Company had $19 million of short-term borrowings outstanding with Wachovia. All payments received on the collateral securing these obligations are being remitted directly to Wachovia. Based on the expected cash flows from the Company’s mortgage securities from the March 25, 2008 bondholder remittances and the expected release of a portion of its cash held as collateral against letters of credit, the Company expects its short-term borrowings outstanding to be reduced to $11 million in the near-term. The Company’s repurchase agreements with Wachovia expire on May 8 and May 29, 2008, and any remaining amounts then outstanding will be due and payable at that time.

The Company has no financing facilities in place to provide liquidity in excess of its outstanding borrowings. As a result, any adverse liquidity events could cause the Company to exhaust its cash balances and may result in its filing bankruptcy.

Sale of Mortgage Servicing Rights. On November 1, 2007, the Company sold all of its mortgage servicing rights and servicing advances relating to its securitizations. The transaction provided $154.9 million of cash to the Company after deduction of expenses. The Company used the proceeds from the sale to repay its short-term borrowings. See Note 15 for further discussion of this transaction.

Margin Calls. During the year ended December 31, 2007, poor credit performance of subprime loans and wider bond spreads on mortgage-backed securities caused a significant decline in the fair value of the Company’s mortgage securities as well as its mortgage loans held-for-sale. Consequently, during the year ended December 31, 2007, the Company was subject to cash margin calls of approximately $138.0 million and $57.7 million, respectively, on its mortgage securities and mortgage loans held-for-sale.

Loan Repurchases. The Company also had significant cash outlays in 2007 to repurchase loans sold to third parties during 2006. When whole pools of mortgage loans are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. The cash the Company must have on hand to repurchase these loans is much higher than the principal amount of the loan as the Company generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement. Typically, repurchased loans have subsequently been financed on the Company’s warehouse repurchase agreements if eligible and then liquidated or sold. The Company is unable to obtain any financing for these assets as of, and for any period subsequent to, December 31, 2007. The Company paid $104.3 million in cash during the year ended December 31, 2007 to repurchase loans sold to third parties.

CDO Debt Issuance. The Company closed a collateralized debt obligation (“CDO”) transaction structured as a financing transaction in the first quarter of 2007. The collateral for this securitization consisted of subordinated securities which it retained from its loan securitizations as well as subordinated securities purchased from other issuers. The Company received net proceeds from the issuance of the asset-backed bonds and from the proceeds of its financing of the BBB bond aggregating $64.3 million.

See Note 6 for further discussion of the Company’s CDO transaction.

Loan Securitizations. During the first and second quarter of 2007, the Company closed two loan securitizations. The net cash inflow from these transactions was $24.4 million. Generally, the Company’s securitizations were net positive cash flow events due to the financing it received on the residual security it retained.

Distressed Loan and Real Estate Owned Sales. To help reduce margin call risk and as a result of the value of the Company’s mortgage loans held-for-sale continuing to dramatically decline in the third quarter, the Company sold to Wachovia mortgage loans held-for-sale with a principal balance of $668.8 million for a price of 91.5%. In light of the 91.5% sale price, a lower of cost or market valuation adjustment of approximately $47.0 million was recorded for the year ended December 31, 2007, and is included in the “(Loss) income from discontinued operations, net of income tax” line item on the Company’s consolidated statements of operations.

The Company also completed two other distressed loan and real estate owned sales resulting in net proceeds of approximately $38.1 million which were used to repay short-term borrowings. The Company will continue to actively pursue the sale to other third party investors all of its mortgage loans held-for-sale and real estate owned. Substantially all of the Company’s remaining mortgage loans held-for-sale are delinquent or are in default. Yet, a portion of these loans do have mortgage insurance. Any proceeds from additional sales or liquidations of these assets would be used to repay Wachovia’s short-term borrowings. After Wachovia is repaid, any proceeds would be used by the Company for future cash needs.

Preferred Stock Issuance. On July 16, 2007, the Company issued $48.8 million of convertible preferred stock to certain private investors to enhance its liquidity position. See Note 9 for further discussion of this transaction.

Execution of Short-Term Borrowing Facilities during 2007. The following facilities were executed with Wachovia during 2007 to help the Company manage through its liquidity crisis:

$100 Million Repurchase Facility. As a result of the significant decline in the Company’s liquidity position, in April 2007, it executed a Residual Securities Facility with Wachovia providing for the financing of certain of its existing residual securities, and a Servicing Rights Facility with Wachovia, providing for the financing of certain mortgage servicing rights. The facility provided cash availability to the Company during 2007 and early 2008 but was repaid and terminated as of January 2008.

$1.9 Billion Comprehensive Financing Facility. In May 2007, the Company executed a $1.9 billion comprehensive financing facility with Wachovia. The facility expanded and replaced the whole-loan and securities repurchase agreements previously existing between Wachovia and the Company. All payments on the collateral securing these facilities is being, and until full repayment will be, remitted to Wachovia. After the Company repays the borrowings under these facilities, it does not expect to have any future availability or advances under these or any other facilities.

See Note 7 for further discussion of the Company’s short-term borrowings.

Collateralization of letters of credit supporting surety bonds. Certain states required that the Company post surety bonds in connection with its former mortgage lending operations. During 2007, the sureties required that the Company provide letters of credit to support its reimbursement obligations to the sureties. In order to arrange these letters of credit, the Company was required to collateralize the letters of credit with cash, which totaled $9.0 million as of December 31, 2007. The Company is in the process of terminating these surety bonds as a result of the discontinuation of its mortgage lending operations, and it expects to receive a return of the cash collateral following such termination. However, the timing of the return of these funds is dependent upon the acceptance by various states of the Company’s surrender of state licenses, which in some cases may be subject to final state audits or examinations. As a result, the full return of the related cash collateral may take up to a year or longer.

Industry Overview, Significant Events and Material Trends

Described below are some of the marketplace conditions, significant events and known material trends and uncertainties that may impact the Company’s future results of operations as it moves into 2008.

Future Strategy, Liquidity and Going Concern Considerations – The Company’s plan for the future will focus on minimizing losses and preserving liquidity with its remaining operations which consists only of mortgage portfolio management. Additionally, the Company will focus on paying down its outstanding borrowings with Wachovia and reducing operating costs. The Company’s residual and subordinated mortgage securities are currently its only source of significant positive cash flows. Based on current projections, the cash flows from its mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. In addition, the Company has significant operating expenses associated with office leases, software contracts, and other obligations relating to its discontinued operations, as well as payment obligations with respect to secured and unsecured debt, including periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. The Company intends to use available cash inflows in excess of its immediate operating needs, including debt service payments, to repay all of Wachovia’s short-term borrowings and any remaining fees due under the repurchase agreements at the earliest practical date. If, as the cash flows from its mortgage securities decrease, the Company is unable to recommence or invest in mortgage loan origination or brokerage businesses on a profitable basis, restructure its unsecured debt and contractual obligations or if the cash flows from its mortgage securities are less than currently anticipated, there can be no assurance that the Company will be able to realize its assets and discharge its liabilities in the normal course of business and continue as a going concern or avoid seeking the protection of applicable federal and state bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Due to the fact that the Company has a negative net worth, it does not currently have ongoing significant business operations that are profitable and its common stock and Series C preferred stock have been delisted from the New York Stock Exchange, it is unlikely that the Company will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future. To the extent the Company requires additional liquidity and cannot obtain it, the Company will be forced to file for bankruptcy.

In the event the Company is able to significantly increase its liquidity position (as to which no assurance can be given), the Company may use excess cash to make certain investments if it determines that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies. Because of certain state licensing requirements, it is unlikely the Company will be able, ourselves, to directly recommence mortgage lending activities so long as the Company continues to have a shareholders’ deficit.

Recent Market Developments - During 2008, the mortgage industry has remained under continuous pressure due to numerous factors, which include industry-wide disclosures regarding the continued deterioration of the value of mortgage assets held by banks and broker-dealers, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies, and a reluctance on the part of banks and broker-dealers to finance mortgage securities within the credit markets. Because of these factors, mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. All of these factors continue to contribute to the decline in the market values of our securities to levels at or below those experienced in 2007.

The market has also seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several cuts in short-term interest rates, which decreases the variable interest rates tied to one-month LIBOR within the Company’s securitizations which collateralize the Company’s mortgage securities and mortgage loans – held-in-portfolio. The Company believes that these trends in interest rates, if they continue, could lead to positive effects on the cash flows the Company receives from its mortgage securities. However, these cash flows are also dependent on the credit and prepayment performance of the underlying collateral, which could offset any positive impact of decreased LIBOR rates.

Given the uncertainty regarding these market conditions, the Company expects to continue to operate with a historically low level of leverage and to continue to take actions that would support higher levels of liquidity and available cash.

Home prices - Recently, the Company has seen broad-based declines in housing values. Housing values could continue to decrease during the near term which could affect the Company’s credit loss experience, which will continue to impact its earnings, cash flows, financial condition and ability to continue as a going concern.

American Interbanc Mortgage Litigation - On March 17, 2008, the Company and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the actions, judgments and claims described below.

In March 2002, Plaintiff filed an action against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage LLC v. NovaStar Home Mortgage, Inc. et. al. (the “California Action”). In the California Action, Plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising and unfair competition under certain California statutes and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding Plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the Defendants, including NHMI. It is unknown if the other two Defendants, one of which has filed a bankruptcy petition, have the financial ability to pay any of the award.

NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007, and NHMI appealed that decision (the “Appeal”). Pending the Appeal, Plaintiff commenced enforcement actions in the states of Missouri (the “Kansas City Action”) and Delaware, and obtained an enforcement judgment in Delaware (the “Delaware Judgment”). On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary”). Plaintiff was joined by two individuals alleging claims totaling $150 in the Involuntary filing. NHMI filed an answer and contested the standing of Plaintiff and the individuals to be petitioning creditors in bankruptcy.

On March 17, 2008, the Company and Plaintiff entered into the Settlement Terms with respect to the California Action, the Judgment, the Kansas City Action, the Delaware Judgment, the Involuntary, and all related claims.

Under the Settlement Terms, the parties agreed to move to dismiss the Involuntary. Within ten (10) business days after notice of entry of the dismissal of the Involuntary, the Company will pay Plaintiff $2,000,000 plus the balance in an account established by order of the Bankruptcy Court in an amount no less than $50,000, with NHMI obligated to otherwise satisfy obligations to its identified creditors up to $48,000. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

The Settlement Terms provide that, subject to payment of the amounts described above and satisfaction of certain other conditions, the parties will dismiss the California Action as to NHMI and the Kansas City Action and Delaware Judgment, effect notice of satisfaction of the Judgment, and effect a mutual release of all claims that were or could have been raised in any of the foregoing or that are related to the subject matter thereof, upon the earliest of the following: (i) July 1, 2010, (ii) a waiver by Wachovia of Wachovia’s right to file an involuntary bankruptcy proceeding against any of the NovaStar Entities prior to July 1, 2010, (iii) an extension of the maturity date of the Company’s indebtedness to Wachovia until at least July 1, 2010, or (iv) delivery to Plaintiff of written documentation evidencing the full satisfaction of the Company’s current indebtedness to Wachovia.

In addition to the initial payments to be made to the Plaintiff following dismissal of the Involuntary, the Company will pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five (5) consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets. If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser either to immediately pay $2 million to Plaintiff, or to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.1 million as of December 31, 2007 with a corresponding charge to earnings. The $47.1 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of the Company, the $47.1 million liability is included in the consolidated financial statements of the Company. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

Dividend payments - As a result of the termination of the Company’s REIT status and its current financial condition, the Company does not intend to pay any dividends on its common stock for the foreseeable future. Also, the Company’s board of directors suspended dividend payments on its Series C and Series D-1 Preferred Stock. As a result, dividends on the Series C and D-1 preferred stock continue to accrue and the dividend rate on the Series D-1 preferred stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to payment of any dividends on the Company’s common stock. The Company does not expect to pay any dividends for the foreseeable future.

Trading of the Company’s stock - On January 11, 2008, the Company announced that NYSE Regulation determined that its common stock (ticker symbol: NFI) and our 8.90% Series C Cumulative Redeemable Preferred Stock (ticker symbol: NFI PR C) no longer met applicable listing standards for continued listing on the New York Stock Exchange. The Company’s common and preferred shares are eligible for quotation on the OTC Bulletin Board and the Pink Sheets, an electronic quotation service for securities traded over-the-counter, under the symbols (“NOVS”) and (“NOVSP”), respectively.

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007 and 2006, 71% and 93% of the Company’s cash and cash equivalents were with one institution. The uninsured balances aggregated $27.4 million and $139.2 million, respectively.

Restricted Cash Restricted cash includes funds the Company is required to post as cash collateral for letters of credit it obtained in connection with the purchase of surety bond coverage required for state licensing purposes. The cash may not be released to the Company without the consent of the insurance company which is at its discretion. The cash could be subject to the indemnification of losses incurred by the insurance company.

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

Management’s estimate of expected losses could increase if the actual loss experience is different than originally estimated. In addition, the estimate of expected losses could increase if economic factors change the value that can be reasonably expected to obtain from the sale of the property. If actual losses increase, or if amounts reasonably expected to be obtained from property sales decrease, the provision for losses would increase.

The servicing agreements the Company executed for loans it securitized include a removal of accounts provision which gave it the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision could be exercised for loans that were 90 days to 119 days delinquent. The Company recorded the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value. In conjunction with the mortgage servicing rights sale in 2007, the removal of accounts provision was transferred to the buyer which resulted in the removal of the mortgage loans subject to the removal of accounts provision from the Company’s balance sheet. See Note 15 for further discussion of the removal of accounts provision and sale of mortgage servicing rights.

Mortgage Securities – Available-for-Sale Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual interests (the “residual securities”) and subordinated securities (the “subordinated securities”). The residual securities include interest-only mortgage securities, prepayment penalty bonds and overcollateralization bonds. The subordinated securities represent investment-grade and non-investment grade rated bonds which are senior to the residual interests but subordinated to the bonds sold to third party investors. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method was used in computing realized gains or losses.

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

The Company has designated two subordinated securities as mortgage securities – available-for-sale as of December 31, 2006 and subsequently transferred those securities to the trading classification on January 1, 2007 in accordance with the adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” (“SFAS 159”). The subordinated securities retained by the Company in its securitization transactions have a stated principal amount and interest rate. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. The Company accounts for the securities based on EITF 99-20 which prescribes the effective yield method.

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

Mortgage securities – trading consisted of one residual security at December 31, 2007 with the remaining balance comprised of subordinated securities. The Company had no residual securities classified as trading at December 31, 2006. See Mortgage Securities – Available-for-Sale for further details of the Company’s residual and subordinated securities.

Mortgage Servicing Rights Prior to 2007, mortgage servicing rights were recorded at allocated cost based upon the relative fair values of the transferred loans and the servicing rights. In accordance with the adoption of SFAS 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140 (“SFAS 156”), the Company initially recorded mortgage servicing rights upon a securitization at fair value during 2007. Mortgage servicing rights were amortized in proportion to and over the projected net servicing revenues. Periodically, the Company evaluated the carrying value of mortgage servicing rights based on their estimated fair value. If the estimated fair value, using a discounted cash flow methodology, was less than the carrying amount of the mortgage servicing rights, the mortgage servicing rights were written down to the amount of the estimated fair value. For purposes of evaluating and measuring impairment of mortgage servicing rights, the Company stratified the mortgage servicing rights based on their predominant risk characteristics. The significant risk characteristic considered by the Company was period of origination. The mortgage loans underlying the mortgage servicing rights were pools of homogenous, nonconforming residential loans.

The Company sold its entire mortgage servicing rights portfolio on November 1, 2007. See Note 15 for further discussion.

Servicing Related Advances In its capacity as loan servicer, the Company advanced funds on behalf of borrowers for taxes, insurance and other customer service functions. These advances are routinely assessed for collectibility and any uncollectible advances are appropriately charged to earnings.

The Company sold the servicing related advance balances attributable to the securitization trusts comprising its mortgage servicing rights portfolio in conjunction with the sale of its mortgage servicing rights portfolio on November 1, 2007.

Real Estate Owned Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at time of foreclosure are charged against the allowance for credit losses. Costs related to the development of real estate are capitalized and those related to holding the property are expensed. Losses or gains from the ultimate disposition of real estate owned are charged or credited to earnings.

Derivative Instruments, net The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on the Company’s liabilities typically adjust more frequently than interest rates on the Company’s assets. Derivative instruments are recorded at their fair value on the consolidated balance sheet. For derivative instruments that qualify for hedge accounting, any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Gains and losses reported as a component of accumulated other comprehensive (loss) income are reclassified into earnings as the forecasted transactions occur. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the Company’s consolidated statements of operations. For those derivative instruments that do not qualify for hedge accounting, changes in the fair value of the instruments are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the

Company’s consolidated statements of operations. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included in other liabilities on the Company’s balance sheet as of December 31, 2007 and other assets as of December 31, 2006.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation expense related to continuing operations for the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $3.2 million and $3.6 million, respectively. Depreciation expense related to discontinued operations for the years ended December 31, 2007, 2006 and 2005 was $6.0 million, $4.1 million and $3.8 million, respectively.

Warehouse Notes Receivable Warehouse notes receivable represent outstanding warehouse lines of credit the Company provided to approved borrowers. The lines of credit were used by the borrowers to originate mortgage loans. The notes receivable were collateralized by the mortgage loans originated by the Company’s borrowers and were recorded at amortized cost. The Company recognized interest income in accordance with the terms of agreement with the borrower. The accrual of interest was discontinued when, in management’s opinion, the interest was not collectible in the normal course of business. The Company discontinued its warehouse operations during 2007 and had no notes receivable as of December 31, 2007. Warehouse notes receivable are included in assets of discontinued operations on the Company’s consolidated balance sheet as of December 31, 2006.

Due to Securitization Trusts Due to securitization trusts represents the fair value of the mortgage loans the Company had the right to repurchase from the securitization trusts. The servicing agreements the Company executed for loans it had securitized include a removal of accounts provision which gave it the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision could be exercised for loans that are 90 days to 119 days delinquent. Upon exercise of the call options, the related obligation to the trusts was removed from the Company’s balance sheet. In conjunction with the mortgage servicing rights sale in 2007, the removal of accounts provision was transferred to the buyer which resulted in the removal of the related obligation from the Company’s balance sheet. See Note 15 for further discussion of the removal of accounts provision and the sale of mortgage servicing rights.

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

For purposes of valuing the Company’s securities, the Company also transfers interest rate agreements to the trust with the objective of reducing interest rate risk within the trust. During the period before loans are transferred in a securitization transaction the Company enters into interest rate swap or cap agreements. Certain of these interest rate agreements are then transferred into the trust at the time of securitization. Therefore, the trust assumes the obligation to make payments and obtains the right to receive payments under these agreements.

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

The following is a description of the methods used by the Company to transfer assets during the years ended December 31, 2007, 2006 and 2005, including the related accounting treatment under each method:

•

Whole Loan Sales Whole loan sales represent loans sold to third parties with servicing released. Gains and losses on whole loan sales are recognized in the period the sale occurs and the Company has determined that the criteria for sales treatment has been achieved as it has surrendered control over the assets transferred. The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make up to the first three payments due to the buyer.

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

•

Securitization Transactions A securitization transaction is the transfer or sale of mortgage loans to independent trusts which issue securities to investors. As discussed above, the accounting treatment for transfers of assets upon securitization depends on whether or not the Company has retained control over the transferred assets. The securities are collateralized by the mortgage loans transferred into the independent trusts. The Company retains interests in some of the securities issued by the trust. Certain of the securitization agreements require the Company to repurchase loans that are found to have legal deficiencies subsequent to the date of transfer. The fair values of these recourse obligations are recorded upon the transfers of the mortgage loans and on an ongoing basis. The Company also retained the right, but not the obligation, to acquire loans when they are 90 to 119 days delinquent and at the time a property is liquidated, but transferred this right to the purchaser of the Company’s mortgage servicing rights in 2007. Prior to that transfer, the Company recorded an asset and a liability on the balance sheet for the aggregate fair value of delinquent loans that it had a right to call as of the balance sheet date when the securitization is accounted for as a sale.

•

Resecuritization Transactions A resecuritization is the transfer or sale of mortgage securities that the Company has retained in previous securitization transactions to an independent trust. Similar to a securitization, the trust issues securities that are collateralized by the mortgage securities transferred to the trust. Resecuritization transactions are accounted for as either a sale or a secured borrowing based on whether or not the Company has retained or surrendered control over the transferred assets. In the resecuritization transaction, the Company may retain an interest in a security that represents the right to receive the cash flows on the underlying mortgage security collateral after the senior bonds, issued to third parties, have been repaid in full.

Reserve for Losses – Loans Sold to Third Parties The Company maintains a reserve for the representation and warranty liabilities related to loans sold to third parties, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the consolidated balance sheet, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the loan. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the consolidated statements of operations as a reduction of gains (losses) on sales of mortgage assets.

Due to Servicer Principal and interest payments (the “monthly repayment obligations”) on asset-backed bonds secured by mortgage loans recorded on the Company’s balance sheet are remitted to bondholders on a monthly basis by the securitization trust (the “remittance period”). Funds used for the monthly repayment obligations are based on the monthly scheduled principal and interest payments of the underlying mortgage loan collateral, as well as actual principal and interest collections from borrower prepayments. When a borrower defaults on a scheduled principal and interest payment, the servicer must advance the scheduled principal and interest to the securitization trust to satisfy the monthly repayment obligations. The servicer must continue to advance all delinquent scheduled principal and interest payments each remittance period until the loan is liquidated. Upon liquidation, the servicer may recover their advance through the liquidation proceeds. During the period the servicer has advanced funds to a securitization trust which the Company accounts for as a financing, the Company records a liability representing the funds due back to the servicer.

Fee Income During the years ended December 31, 2007, 2006 and 2005, the Company received fee income from several sources. The following describes significant fee income sources and the related accounting treatment:

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

Due to the discontinuance of the mortgage lending and loan servicing operations in 2007, the Company has no significant continuing source of fee income.

Stock-Based Compensation At December 31, 2007, the Company had one stock-based employee compensation plan, which is described more fully in Note 20. From January 1, 2004 through December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”, using the modified-prospective-transition method. Because the Company was applying the provisions of SFAS 123 prior to January 1, 2006, the adoption of SFAS 123(R) had no material impact on the consolidated financial statements.

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

Income Taxes Historically, the Company was taxed as a REIT under Section 857 of the Code. As a REIT, the Company generally was not subject to federal income tax. To maintain its qualification as a REIT, the Company had to distribute at least 90% of its REIT taxable income to its shareholders and meet certain other tests relating to assets, income and ownership. However, the Company had elected to treat NFI Holding Corporation and its subsidiaries as taxable REIT subsidiaries (collectively the “TRS”). In general, the TRS could hold assets that the Company could not hold directly and generally could engage in any real estate or non-real estate related business. The subsidiaries comprising the TRS were subject to corporate federal and state income tax and were taxed as regular C corporations.

During 2007, the Company was unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006, either in the form of cash or preferred stock. This action resulted in the Company’s loss of REIT status retroactive to January 1, 2006. The failure to satisfy the REIT distribution test resulted from demands on the Company’s liquidity and the substantial decline in the Company’s market capitalization during 2007.

As a result of the Company’s termination of REIT status, the Company elected to file a consolidated federal income tax return with its eligible affiliated members. The Company reported taxable income in 2006 of approximately $212 million, which resulted in a tax liability of approximately $74 million along with interest and penalties due of approximately $5.8 million. After applying payments and credits, the Company reported an amount owed to the IRS of approximately $67 million. The Company applied for and received an extension of time to pay the income taxes due to the Company’s expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow the Company to reduce all of its taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. The Company will, however, be required to pay interest and any penalties that apply on the balance due to the IRS in 2008.

Since the Company terminated its REIT status effective January 1, 2006 and was taxable as a C corporation for 2006 and 2007, the Company recorded deferred taxes based on the estimated cumulative temporary differences as of December 31, 2007.

In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. FASB Statement 109 “Accounting for Income Taxes” (“SFAS 109”) requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. SFAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

Under SFAS 109, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis, and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credits carryforwards expiring, and adverse industry trends.

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

Effective January 1, 2007, the Company adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded a $1.1 million net liability as an increase to the opening balance of accumulated deficit. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense (benefit).

Discontinued Operations As a result of the significant deterioration in the subprime secondary markets, during 2007, the Audit Committee of the Board of Directors of the Company committed to workforce reductions pursuant to plans of termination (the “Exit Plans”) as described in FASB Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The Company undertook these Exit Plans to align its organization and costs with its decision to discontinue its mortgage lending and mortgage servicing activities. The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease. In accordance with SFAS 144, the Company has reclassified the operating results of its entire mortgage lending segment and loan servicing operations segment as discontinued operations in the consolidated statements of operations for the year ended December 31, 2007, 2006 and 2005.

On November 4, 2005, the Company adopted a formal plan to terminate substantially all of the branches operated by NovaStar Home Mortgage, Inc. (“NHMI”). By June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations substantially cease. In accordance with SFAS 144, the Company has presented the operating results of NHMI as discontinued operations in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.

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

Commitments to Originate Mortgage Loans Commitments to originate mortgage loans—held-for-sale meet the definition of a derivative and are recorded at fair value and are classified as accounts payable and other liabilities in the Company’s consolidated balance sheets. The Company uses the Black-Scholes option pricing model to determine the value of its commitments. Significant assumptions used in the valuation determination include volatility, strike price, current market price, expiration and one-month LIBOR.

New Accounting Pronouncements In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125” to eliminate the prohibition on a Qualifying Special Purpose Entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

In March 2006, the FASB issued SFAS 156. This statement requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under SFAS 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS 156 introduces the notion of classes and allows companies to make a separate subsequent measurement election for each class of its servicing rights. In addition, SFAS 156 requires certain comprehensive roll-forward disclosures that must be presented for each class. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007 and elected to continue using the amortization method for measuring its servicing assets. The Company sold its mortgage servicing rights on November 1, 2007.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. The Company adopted the provisions of SFAS 157 on January 1, 2007. See Note 11 and Note 15 which describe the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years beginning after December 31, 2006. The Company adopted SAB 108 on January 1, 2007 and has deemed the impact immaterial on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. The Company adopted the provisions of SFAS 159 on January 1, 2007. See Note 11 which describes the impact of the adoption of SFAS 159 on the Company’s consolidated financial statements.

On February 20, 2008, the FASB issued Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under FASB Statement 140, “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the FSP effective as soon as practicable. This FSP would be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Early application is not permitted.

During the first quarter of 2006, the Company purchased approximately $1.0 billion of mortgage loans from counterparties which were subsequently financed through repurchase agreements with that same counterparty. As of December 31, 2007, the entire $1.0 billion of mortgage loans purchased during 2006 remained on the Company’s consolidated balance sheet but they were no longer financed with repurchase agreements as they had been securitized in transactions structured as financings and the short-term repurchase agreements were replaced with asset-backed bond financing. The Company believes there would be no material change to its financial statements based on FSP 140-3.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements, however, the Company is still in the process of evaluating the impact of adopting SFAS 161.

Reclassifications Reclassifications to prior year amounts have been made to conform to current year presentation, as follows:

•

As discussed under Discontinued operations, the Company discontinued its mortgage lending and loan servicing operations. The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with Statement SFAS 144, the Company has reclassified the operating results of its mortgage lending and loan servicing operations as discontinued operations in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.

•

The Company has reclassified the operating results of NovaStar Home Mortgage, Inc. and its branches (“NHMI”) through December 31, 2007, as discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, in accordance with Statement SFAS 144.

•

The Company created two new line items on the consolidated statements of operations named “Fair value adjustments” and “Valuation adjustment on mortgage loans - held-for-sale” to separate activity which was previously reported in the “Other income, net” line item in prior periods. These line items were created due to the materiality of the amounts recorded in 2007. The “Valuation adjustment on mortgage loans – held-for-sale” is included in the “(Loss) income from discontinued operations, net of income tax” line item on the Company’s consolidated statements of operations.

•

As a result of the adoption of SFAS 159, the Company reclassified the cash flow activities for its mortgage securities – trading, which were previously reported in the “Cash flows from operating activities” section of its consolidated statements of cash flows, to the “Cash flows from investing activities” section for the years ended December 31, 2006 and 2005.

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

Note 3. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of December 31, 2007 and 2006 (dollars in thousands):

	December 31,
	2007	2006
Mortgage loans – held-in-portfolio:
Outstanding principal	$3,067,737	$2,101,768
Net unamortized deferred origination costs	32,414	37,219

Amortized cost	3,100,151	2,138,987
Allowance for credit losses	(230,138)	(22,452)

Mortgage loans – held-in-portfolio	$2,870,013	$2,116,535

Weighted average coupon	8.59%	8.35%

During 2007 and 2006 the Company transferred $1.9 billion and $2.7 billion, respectively, of mortgage loans from its held-for-sale classification to held-in-portfolio. These loans were either subsequently securitized in transactions structured as financings or paid off.

Mortgage loans held-in-portfolio include loans that the Company has securitized in structures that are accounted for as financings. During 2007, the Company executed one securitization transaction, NovaStar Home Equity Series (“NHES”) 2007-1, which was accounted for as a financing under SFAS 140. During 2006, the Company executed two securitization transactions accounted for as financings, NHES 2006-1 and NHES 2006-MTA1. See below for details of the Company’s securitization transactions structured as financings during 2007 and 2006.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. The NHES 2006-1 and NHES 2006-MTA1 securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company and, the Company, has discretion to call (other than a clean-up call) loans back from the trust. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because of the excessive benefit the Company receives from the derivative instruments delivered into the trust to counteract interest rate risk. Accordingly, the loans remain on the balance sheet as “loans held-in-portfolio”, retained interests are not created, and securitization bond financing replaces the short-term debt with the loans. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Details of the Company’s loan securitization transactions structured for accounting purposes as financings which closed during the years ended December 31, 2007 and 2006 are as follows (dollars in thousands):

Securitization Name	Date Issued	Principal Balance of Loans Pledged	Bonds Issued (A)	Net Bond Proceeds	Interest Rate Spread Over One Month LIBOR (A)(B)
2007:
NHES 2007-1	February 28, 2007	$1,888,756	$1,794,386	$1,784,662	0.10%-1.75%

2006:
NHES 2006-1	April 28, 2006	$1,350,000	$1,320,974	$1,317,346	0.06%-1.95%
NHES 2006-MTA1	June 8, 2006	$1,199,913	$1,189,785	$1,188,111	0.19%-0.65%

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The interest rate for the A-2A2 bond is fixed at 5.86%

Collateral for 26% and 20% of the mortgage loans held-in-portfolio outstanding as of December 31, 2007 was located in California and Florida, respectively. As of December 31, 2007 interest only loan products made up 7% of the loans classified as held-in-portfolio. In addition, as of December 31, 2007, moving treasury average (“MTA”) loan products made up 25% of the loans classified as held-in-portfolio. These MTA loans had $41.9 million and $29.5 million in negative amortization during 2007 and 2006, respectively. The Company has no other significant concentration of credit risk on mortgage loans.

At December 31, 2007 and 2006 all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

Mortgage loans – held-in-portfolio that the Company has placed on non-accrual status totaled $402.7 million and $48.8 million at December 31, 2007 and 2006, respectively. At December 31, 2007 the Company had $169.8 million in mortgage loans – held-in-portfolio past due 90 days or more, which were still accruing interest as compared to $57.4 million at December 31, 2006. These loans carried mortgage insurance and the accrual will be discontinued when in management’s opinion the interest is not collectible.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the three years ended December 31, 2007 (dollars in thousands):

	2007	2006	2005
Balance, beginning of period	$22,452	$699	$507
Provision for credit losses	265,288	30,131	1,038
Charge-offs, net of recoveries	(57,602)	(8,378)	(846)

Balance, end of period	$230,138	$22,452	$699

Note 4. Mortgage Securities – Available-for-Sale

As of December 31, 2007, mortgage securities – available-for-sale consist entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company. As of December 31, 2006 mortgage securities – available-for-sale contained residual securities as well as subordinated securities issued by securitization trusts sponsored by the Company. In previous years, the Company’s policy was to designate its residual securities as available-for-sale but as a result of the Company’s adoption of SFAS 155 on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement, the Company has designated the NMFT Series 2007-2 residual security as trading. As a result, the NMFT Series 2007-2 residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Subordinated securities consist of rated bonds which are lower than other rated bonds on the capital structure. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. Fair value of the subordinated securities is based on quoted market prices.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of December 31, 2007 and December 31, 2006 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of December 31, 2007	$33,302	$69	$—	$33,371	26.94%
As of December 31, 2006	$310,760	$39,683	$(1,131)	$349,312	41.84%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the twelve months ended December 31, 2007 and 2006 management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $98.7 million, $30.7 million and $17.6 million during the twelve months ended December 31, 2007, 2006 and 2005 respectively.

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

As of December 31, 2006, the Company had two subordinated available-for-sale securities with unrealized losses and fair values aggregating $46.7 million that were not deemed to be other-than-temporarily impaired. In accordance with the Company’s adoption of SFAS 159, these securities were transferred from “available-for-sale” to the “trading” classification on January 1, 2007 and the related unrealized losses of $1.1 million representing the cumulative effect adjustment were reclassified from accumulated other comprehensive income to accumulated deficit. As of December 31, 2007, the Company had no available-for-sale securities with unrealized losses and had no subordinated securities within its mortgage securities – available-for-sale.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of December 31, 2007 to mature in one to five years.

As of December 31, 2007, key economic assumptions and the sensitivity of the current fair value of the Company’s residual securities available-for-sale and trading to immediate adverse changes in those assumptions are as follows, on average for the portfolio (dollars in thousands):

Carrying amount/fair value of residual interests (A)	$58,112
Weighted average life (in years)	1.1
Weighted average prepayment speed assumption (CPR) (percent)	27
Fair value after a 10% increase in prepayment speed	$59,110
Fair value after a 25% increase in prepayment speed	$60,088
Weighted average expected annual credit losses (percent of current collateral balance)	9.4
Fair value after a 10% increase in annual credit losses	$53,570
Fair value after a 25% increase in annual credit losses	$49,063
Weighted average residual cash flows discount rate (percent)	25
Fair value after a 500 basis point increase in discount rate	$53,731
Fair value after a 1000 basis point increase in discount rate	$50,418
Market interest rates:
Fair value after a 100 basis point increase in market rates	$46,272
Fair value after a 200 basis point increase in market rates	$41,187

(A)	The subordinated securities are not included in this table as their fair value is based on quoted market prices.

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

The actual static pool credit loss as of December 31, 2007 was 1.12% and the cumulative projected static pool credit loss for the life of the securities is 4.33%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (dollars in thousands):

	For the Year Ended December 31,				Net Credit Losses During the Year Ended December 31, (B)
	Total Principal Amount of Loans (A)		Principal Amount of Loans 60 Days or More Past Due
	2007	2006	2007	2006	2007	2006
Loans securitized	$10,087,692	$12,586,366	$1,806,141	$809,874	$231,814	$73,784
Loans held-in-portfolio	3,215,695	2,108,129	572,943	78,384	15,458	1,605

Total loans securitized or held-in-portfolio	$13,303,387	$14,694,495	$2,379,084	$888,258	$247,272	$75,389

(A)	Includes assets acquired through foreclosure.
(B)	Represents the realized losses as reported by the securitization trusts for each period presented.

Note 5. Mortgage Securities – Trading

As of December 31, 2007, mortgage securities – trading consisted of residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Mortgage securities – trading consisted entirely of subordinated securities as of December 31, 2006. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted market prices. Refer to Note 11 for a description of the valuation methods as of December 31, 2007 and December 31, 2006. The following table summarizes the Company’s mortgage securities – trading as of December 31, 2007 and December 31, 2006 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of December 31, 2007
Subordinated securities pledged to CDO	$332,489	$314,046	$60,870
Other subordinated securities	102,625	92,049	23,592
Residual securities	N/A	41,275	24,741

Total	$435,114	$447,370	$109,203	13.85%

As of December 31, 2006	$365,898	$332,045	$329,361	11.03%

(A)	Calculated from the ending fair value of the securities.

The Company recognized net trading (losses) gains of $(342.9) million, $(3.2) million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in the fair value adjustments line of the Company’s consolidated statements of operations.

As discussed in Note 4, on January 1, 2007 the Company transferred two securities with an aggregate fair value of $46.7 million from “available-for-sale” to the “trading” classification in accordance with the adoption of SFAS 159. The unrealized losses related to these securities of $1.1 million were reclassified from other comprehensive income to accumulated deficit on the consolidated balance sheet as a cumulative effect adjustment.

During the year ended December 31, 2007, the Company purchased four subordinated bonds with a fair value at the date of purchase of $22.0 million to include in NovaStar ABS CDO I.

The Company sold three subordinated bonds to a third party during the year ended December 31, 2007 with a fair value of $7.2 million. The Company realized losses on the sales of these securities of $3.1 million during the year ended December 31, 2007, which is included in the fair value adjustments line on the Company’s consolidated statements of operations.

On February 23, 2006, the Company sold the M-9 bond class security which it had retained from its NMFT Series 2005-4 securitization, to a third party and recognized a gain on the sale of approximately $351,000.

As of December 31, 2007 and 2006 the Company had pledged all of its trading securities as collateral for financing purposes.

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

Note 7. Borrowings

Short-term Borrowings

Wachovia Short-Term Borrowings Repayment. As of December 31, 2007 and thereafter, the Company was out of compliance with the net worth covenant and the liquidity covenant in its repurchase agreements with Wachovia but has obtained multiple waivers to be in compliance. The current waiver expires on April 30, 2008 and the Company expects to be out of compliance prior to its expiration. No assurance can be given with respect to future waivers. If waivers are not obtained, the Company would be in default and Wachovia could exercise its remedies including, but not limited to, accelerating the outstanding indebtedness and liquidating the underlying collateral. In the event this were to occur, there can be no assurance that the Company will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

As of March 28, 2008, the Company had $19 million of short-term borrowings outstanding with Wachovia. All payments received on the collateral securing these obligations are being remitted directly to Wachovia. Based on the expected cash flows from the Company’s mortgage securities from the March 25, 2008 bondholder remittances and the expected release of a portion of its cash held as collateral against letters of credit, the Company expects its short-term borrowings outstanding to be reduced to $11 million in the near-term. The Company’s repurchase agreements with Wachovia expire on May 8, 2008 and May 29, 2008 and any remaining amounts then outstanding will be due and payable at that time.

The Company has no financing facilities in place to provide liquidity in excess of its outstanding borrowings. As a result, any adverse liquidity events could cause the Company to exhaust its cash balances and may result in its filing bankruptcy.

$1.9 Billion Comprehensive Financing Facility. In May 2007, the Company executed a $1.9 billion comprehensive financing facility arranged by Wachovia. The facility expanded and replaced the whole-loan and securities repurchase agreements previously existing between Wachovia and the Company, other than the Servicing Rights Facility and the Residual Securities Facility. All payments on the collateral securing these facilities is being, and until full repayment will be, remitted directly to Wachovia. After the Company repays the borrowings under these facilities, they do not expect to have any future availability or advances under these or any other facilities.

The $1.9 billion facility consists of the following separate agreements (collectively, the “Agreements”): (1) a Whole Loan Master Repurchase Agreement, expiring May 8, 2008; (2) a Securities Master Repurchase Agreement (Investment Grade), expiring May 29, 2008; and (3) a Securities Master Repurchase Agreement (Non Investment Grade), expiring May 29, 2008. Advances under the Agreements bear interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 2.5%, depending on the asset securing the advance.

The Agreements are cross-collateralized with each other and all other secured transactions between the Company and Wachovia. The Company was required to pay Wachovia a structuring fee in connection with the Agreements and certain additional fees and expenses, including but not limited to reimbursement of due diligence expenses and payment of certain fees in the event of voluntary prepayment or termination by the Company or the occurrence of an event of default. In addition, upon a change of control, Wachovia has the right to terminate the Agreements and require the payment of a termination fee.

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

In addition, the Agreements prohibit the Company from paying any cash dividends on its capital stock without the consent of Wachovia, and dividends can be paid on the Company’s 8.90% Series C Cumulative Redeemable Preferred Stock and on the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II only if, after such payments, the Company continues to have at least $30 million of liquidity or liquidity levels as amended by waiver. The Agreements contain other customary affirmative and negative covenants applicable to the Company and its subsidiaries that are parties to the facilities (“NovaStar Parties”), including but not limited to covenants prohibiting fundamental changes in the nature of the business of the NovaStar Parties, prohibiting sales by any NovaStar Party of a material portion of its business or assets outside of the ordinary course of business, and prohibiting transactions between a NovaStar Party and any of its other affiliates that are not on arms-length terms.

The Agreements provide for customary events of default, including but not limited to the failure by the NovaStar Parties to make any payment due or to satisfy any margin call or to comply with any other material covenant (including financial covenants) under any of the facilities, representations or warranties made by the NovaStar Parties under the facilities proving to be materially incorrect, certain cross defaults involving other contracts to which any NovaStar Party is a party, an act of insolvency occurring with respect to NFI or certain of its subsidiaries, the failure by any NovaStar Party to satisfy certain final non-appealable monetary judgments, regulatory enforcement actions that materially curtail the conduct of business by the Company or certain of its subsidiaries, and the occurrence of a material adverse change in the business, performance, assets, operations or condition of the Company taken as a whole.

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

The Agreements require that the adjusted consolidated tangible net worth of the Company exceed $150 million and that the Company maintain, on a consolidated basis, at least $30 million of liquidity. The Company does not currently meet these requirements and does not expect to meet these requirements in the foreseeable future. Wachovia has waived the Company’s compliance with these requirements on multiple occasions, with the current waiver effective until April 30, 2008. During the waiver period, the Company must maintain liquidity of at least $9.5 million. The Company expects to be out of compliance prior to the expiration of the current waiver and no assurances can be given with respect to any future waiver.

$40 Million Residual Securities Facility. As a result of the significant decline in the Company’s liquidity position, in April 2007, the Company executed the Residual Securities Facility with Wachovia providing for the financing of certain of the Company’s existing residual securities. In January 2008, the Company repaid all borrowings under the Residual Securities Facility and it was subsequently terminated.

The following table summarizes the Company’s repurchase agreements used in connection with continuing operations as of the dates indicated (dollars in thousands):

	Maximum Borrowing Capacity	Rate	Days to Reset	Balance
December 31, 2007
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring May 29, 2008 (A) (C)	$400,000	7.01%	25	$22,811
Repurchase agreement expiring May 29, 2008 (A) (C)	400,000	5.32	25	21,033
Repurchase agreement, expiring April 16, 2008 (C) (D)	40,000	7.36	25	1,644

Total short-term borrowings				$45,488

December 31, 2006
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring April 14, 2007 (B)	$800,000	7.85	11	$28,998
Repurchase agreement expiring November 9, 2007 (B)	750,000	7.85	12	11,200
Repurchase agreement expiring May 31, 2007 (C)	500,000	6.00	1	322,906
Repurchase agreement expiring June 28, 2009 (C)(D)	150,000	7.10	1	60,000
Repurchase agreement expiring April 12, 2009 (C)(D)	150,000	7.10	25	40,127
Repurchase agreement expiring July 31, 2009 (C)(D)	150,000	7.13	1	40,449

Total short-term borrowings				$503,680

(A)	Agreements do not provide for additional capacity beyond the maximum capacity of $1.9 billion the Company has in place under the whole loan master repurchase agreement with Wachovia and essentially act as sub-limits underneath the overall capacity. Because of the Company’s inability to meet certain financial covenants, no further advances are, or are expected to be, available to the Company.
(B)	Eligible collateral for this agreement is both mortgage loans and mortgage securities.
(C)	Eligible collateral for this agreement is mortgage securities.
(D)	Agreement was terminated prior to original expiration date.

The following table presents certain information on the Company’s repurchase agreements related to continuing operations for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2007	2006
Maximum month-end outstanding balance during the period	$495,181	$503,680
Average balance outstanding during the period	220,740	223,715
Weighted average rate for period	6.53%	6.25%
Weighted average interest rate at period end	6.24%	6.90%

Certain of the Company’s mortgage securities are pledged as collateral on these borrowings.

Repurchase agreements generally contain margin calls under which a portion of the borrowings must be repaid if the fair value of the mortgage securities – available-for-sale, mortgage securities—trading or mortgage loans collateralizing the repurchase agreements falls below a contractual ratio to the borrowings outstanding.

Accrued interest on the Company’s repurchase agreements used in connection with continuing operations was $38,000 as of December 31, 2007 as compared to $2.2 million as of December 31, 2006.

Asset-backed Bonds (“ABB”). The Company issued ABB secured by its mortgage loans and ABB secured by its mortgage securities – trading in certain transactions treated as financings as a means for long-term non-recourse financing. For financial reporting purposes, the mortgage loans held-in-portfolio and mortgage securities–trading, as collateral, are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans or mortgage securities collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity are based on estimates and assumptions made by management. The actual maturity may differ from expectations.

The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities—trading. Fair value is estimated using quoted market prices. The Company recognized a fair value adjustment of $257.1 million for the year ended December 31, 2007, which is included in the “Fair value adjustments” line item on the consolidated statements of operations.

On January 30, 2008, an event of default occurred under the CDO bond indenture agreement due to the noncompliance of certain overcollateralization tests. As a result, the trustee, upon notice and at the direction of a majority of the secured noteholders, may declare all of the secured notes to be immediately due and payable including accrued and unpaid interest. No such notice has been given as of March 31, 2008. The Company does not expect any significant impact to its financial condition, cash flows or results of operation as a result of the event of default.

For ABB secured by mortgage loans, the Company retains the option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 10% of their original amounts. During the fourth quarter of 2006, the Company exercised the call option for its Series 1998-1 and 1998-2 and retired the related ABB which had a remaining balance of $18.8 million. The mortgage loans were transferred from the held-in-portfolio classification to held-for-sale. The Company transferred its remaining call rights, in part, to the purchaser of its mortgage servicing rights in 2007, and the Company does not expect to exercise any of the call rights it retained.

The following table summarizes the ABB transactions for the year ended December 31, 2007 and 2006 (dollars in thousands):

	Date Issued	Bonds Issued (A)(B)	Interest Rate Spread Over LIBOR (A)		Par Amount of Collateral Pledged
2007:
NovaStar ABS CDO I	February 8, 2007	$331,500	0.32	%-2.25%	$374,862
NHES Series 2007-1	February 28, 2007	1,794,386	0.10	%-1.75%	1,888,756

2006:
NHES Series 2006-1	April 28, 2006	$1,320,974	0.06	%-1.95%	$1,350,000
NHES Series 2006-MTA 1	June 8, 2006	1,189,785	0.19	%-0.65%	1,199,913

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The bonds issued for the NHES 2006-MTA1 securitization include $19.2 million in Class X Notes. The Class X Notes are AAA-rated and are entitled to interest-only cash flows.

The following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds				Mortgage Loans
	Remaining Principal		Weighted Average Interest Rate	Estimated Weighted Average Months to Call or Maturity	Remaining Principal		Weighted Average Coupon
As of December 31, 2007:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$716,768		5.17%	24	$694,101		8.49%
NHES Series 2006-MTA1	750,048		5.14	19	753,787		8.23
NHES Series 2007-1	1,611,592		5.17	30	1,619,849		8.79
Unamortized debt issuance costs, net	(12,662)

	$3,065,746

ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$331,500	(A)	5.56%	32	(B	)	(B	)

As of December 31, 2006:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$1,039,797		5.61%	40	$1,059,353		8.58%
NHES Series 2006-MTA1	1,031,782		5.60	49	1,042,415		8.12
Unamortized debt issuance costs, net	(4,089)

	$2,067,490

ABB Secured by Mortgage Securities:
Issue 2005-N1	$9,558		4.78%	5	(C	)	(C	)
Unamortized debt issuance costs, net	(39)

	$9,519

(A)	The NovaStar ABS CDO I ABB are carried at a fair value of $74.4 million on the Company’s consolidated balance sheet.
(B)	Collateral for the NovaStar ABS CDO I are subordinated mortgage securities.
(C)	Collateral for the 2005-N1 ABB is the interest-only, prepayment penalty and overcollateralization mortgage securities of NMFT 2005-1 and NMFT 2005-2.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2007 (dollars in thousands). Amounts listed as bond payments are based on anticipated receipts of principal on underlying mortgage loan and security collateral using expected prepayment speeds. Principal repayments on these ABB are payable only from the mortgage loans and securities collateralizing the ABB. In the event that principal receipts from the underlying collateral are adversely impacted by credit losses, there could be insufficient principal receipts available to repay the ABB principal.

Asset-backed Bonds
2008	$538,035
2009	508,159
2010	404,164
2011	311,647
2012	252,769
Thereafter	1,395,134

$3,409,908

Junior Subordinated Debentures. In 2005 and 2006, the Company established NovaStar Capital Trust I (“NCTI”) and NovaStar Capital Trust II (“NCTII”), respectively. They are statutory trusts organized under Delaware law for the sole purpose of issuing trust preferred securities. NovaStar Mortgage, Inc. (“NMI”) owns all of the common securities of NCTI and NCTII. NCTI and NCTII issued $50 million and $35 million, respectively, in unsecured floating rate trust preferred securities to other investors. The trust preferred securities require quarterly interest payments. The interest rates are floating at the three-month LIBOR rate plus 3.5% and reset quarterly. The trust preferred securities are redeemable, at NCTI and NCTII’s option, in whole or in part, anytime without penalty on or after March 15, 2010 and June 30, 2011, respectively, but are mandatorily redeemable when they mature on March 15, 2035 and June 30, 2036, respectively. If they are redeemed prior to maturity, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.

The proceeds from the issuance of the trust preferred securities and the common securities of NCTI and NCTII were loaned to NMI in exchange for $51.6 million and $36.1 million, respectively, of junior subordinated debentures of NMI, which are the sole assets of NCTI and NCTII, respectively. The terms of the junior subordinated debentures match the terms of the trust preferred securities. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of the Company. The Company entered into a guarantee for the purpose of guaranteeing the payment of any amounts to be paid by NMI under the terms of the debentures. The Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock if there has occurred and is continuing an event of default under the guarantee. Following payment by the Company of offering costs, the Company’s net proceeds from the NCTI and NCTII offerings aggregated $48.4 million and $33.9 million, respectively.

The assets and liabilities of NCTI and NCTII are not consolidated into the consolidated financial statements of the Company. Accordingly, the Company’s equity interests in NCTI and NCTII are accounted for using the equity method. Interest on the junior subordinated debt is included in the Company’s consolidated statements of income as interest expense—subordinated debt and the junior subordinated debentures are presented as a separate category on the consolidated balance sheets.

Note 8. Commitments and Contingencies

Commitments. The Company leases office space under various operating lease agreements. Rent expense for 2007, 2006 and 2005, under leases related to continuing operations, aggregated $3.9 million, $3.8 million and $4.0 million, respectively. At December 31, 2007, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease Obligations
2008	$4,265
2009	4,265
2010	4,265
2011	355
2012	—
Thereafter	—

The Company has entered into various lease agreements pursuant to which the lessor agreed to repay the Company for certain existing lease obligations. The Company has recorded deferred lease incentives related to these payments which will be amortized into rent expense over the life of the respective lease on a straight-line basis. Deferred lease incentives related to continuing operations as of December 31, 2007 and 2006 were $0.9 million and $1.2 million, respectively.

The Company has also entered into a sublease agreement during 2007 for office space formerly occupied by the Company. The Company received approximately $44,000 in 2007 under this agreement.

Contingencies

American Interbanc Mortgage Litigation. On March 17, 2008, the Company and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the actions, judgments and claims described below.

In March 2002, Plaintiff filed an action against NHMI in Superior Court of Orange County, California entitled American Interbanc Mortgage LLC v. NovaStar Home Mortgage, Inc. et. al. (the “California Action”). In the California Action, Plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising and unfair competition under certain California statutes and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding Plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007. The award is joint and several against the Defendants, including NHMI. It is unknown if the other two Defendants, one of which has filed a bankruptcy petition, have the financial ability to pay any of the award.

NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007, and NHMI appealed that decision (the “Appeal”). Pending the Appeal, Plaintiff commenced enforcement actions in the states of Missouri (the “Kansas City Action”) and Delaware, and obtained an enforcement judgment in Delaware (the “Delaware Judgment”). On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary”). Plaintiff was joined by two individuals alleging claims totaling $150 in the Involuntary filing. NHMI filed an answer and contested the standing of Plaintiff and the individuals to be petitioning creditors in bankruptcy.

On March 17, 2008, the Company and Plaintiff entered into the Settlement Terms with respect to the California Action, the Judgment, the Kansas City Action, the Delaware Judgment, the Involuntary, and all related claims.

Under the Settlement Terms, the parties agreed to move to dismiss the Involuntary. Within ten (10) business days after notice of entry of the dismissal of the Involuntary, the Company will pay Plaintiff $2,000,000 plus the balance in an account established by order of the Bankruptcy Court in an amount no less than $50,000, with NHMI obligated to otherwise satisfy obligations to its identified creditors up to $48,000. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

The Settlement Terms provide that, subject to payment of the amounts described above and satisfaction of certain other conditions, the parties will dismiss the California Action as to NHMI and the Kansas City Action and Delaware Judgment, effect notice of satisfaction of the Judgment, and effect a mutual release of all claims that were or could have been raised in any of the foregoing or that are related to the subject matter thereof, upon the earliest of the following: (i) July 1, 2010, (ii) a waiver by Wachovia of Wachovia’s right to file an involuntary bankruptcy proceeding against any of the NovaStar Entities prior to July 1, 2010, (iii) an extension of the maturity date of the Company’s indebtedness to Wachovia until at least July 1, 2010, or (iv) delivery to Plaintiff of written documentation evidencing the full satisfaction of the Company’s current indebtedness to Wachovia.

In addition to the initial payments to be made to the Plaintiff following dismissal of the Involuntary, the Company will pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five (5) consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets. If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser either to immediately pay $2 million to Plaintiff, or to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.1 million as of December 31, 2007 with a corresponding charge to earnings. The $47.1 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of the Company, the $47.1 million liability is included in the consolidated financial statements of the Company. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets while the charge to earnings is included in the “(Loss) income from discontinued operations, net of income tax” line of the consolidated statements of operations.

Other Litigation. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The case is now in the discovery stage. The Company believes that these claims are without merit and continues to vigorously defend against them.

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

In April 2006, a single plaintiff filed a putative nationwide class action against NovaStar Mortgage in the United States District Court for the Western District of Tennessee. The complaint asserts claims under 42 U.S.C. Sections 1981and 1982; the Fair Housing Act, 42 U.S.C. Sections 3601-3619; and the Equal Credit Opportunity Act, 15 U.S.C.

Sections1691-1691f. Plaintiff alleges that NovaStar Mortgage paid higher yield spread premiums to brokers for loans made to minorities as compared to loans made to white borrowers. The lawsuit seeks injunctive relief and damages, including punitive damages. The Company believes that these claims are without merit and will vigorously defend against them.

Since February 2007, a number of substantially similar putative class actions have been filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims, and that motion is pending. The Company believes that these claims are without merit and will vigorously defend against them.

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

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against the Company and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants filed a motion to dismiss the action. On December 19, 2007, the Court granted defendants’ motion to dismiss the complaint, including the claims against NovaStar Financial, Inc., but the Court allowed the plaintiffs to file an amended complaint. On January 9, 2008, the plaintiffs filed an amended complaint that does not make any claim against NovaStar Financial, Inc., but does assert the above claims against its subsidiaries, NovaStar Mortgage, Inc. and NovaStar Home Mortgage, Inc. The Company believes that these claims are without merit and will vigorously defend against them.

In November 2007, a borrower filed a putative class action, entitled Denman v. Novastar Mortgage, Inc., in the United States District Court for the District of Massachusetts alleging that NovaStar Mortgage induced him to enter into a disadvantageous mortgage with an adjustable rate and a balloon note. Plaintiff contends that NovaStar Mortgage’s actions violated the Massachusetts Consumer Protection Act and seeks actual and statutory damages, reformation of his mortgage contract and injunctive and declaratory relief. On March 6, 2008, NovaStar Mortgage filed a motion to dismiss the litigation. That motion is pending. The Company believes that these claims are without merit and will vigorously defend against them.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions allege that the individual defendants breached fiduciary duties owed to the Company in connection with alleged insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. The Company believes that these claims are without merit and will vigorously defend against them.

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

In addition, the Company has received requests or subpoenas for information from various Federal and State regulators or law enforcement officials, including, without limitation, the Federal Trade Commission, the Securities & Exchange Commission, Department of Housing and Urban Development, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor.

While management currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on the Company’s financial condition, litigation is subject to inherent uncertainties and the Company’s ability to withstand an unfavorable ruling has greatly diminished. If an unfavorable ruling were to occur in any one of them, the Company’s financial condition, results of operations, cash flows and ability to avoid bankruptcy would be materially and adversely affected.

Note 9. Shareholders’ Equity

The Board of Directors declared a one-for-four reverse stock split of the Company’s common stock, providing shareholders of record as of July 27, 2007, with one share of common stock in exchange for each four shares owned. The reduction in shares resulting from the split was effective on July 27, 2007 decreasing the number of common shares outstanding to 9.5 million. Current and prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

On July 16, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which certain investors purchased for $48.8 million in cash 2,100,000 shares of the Company’s 9.00% Series D1 Mandatory Convertible Preferred Stock, having a par value $0.01 per share and initial liquidation preference of $25.00 per share (“Series D1 Preferred Stock”), in a private placement not registered under the Securities Act of 1933. The Company used the proceeds from the sale of the Series D1 Preferred Stock under the Securities Purchase Agreement for general working capital.

Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 9.00% per annum, or 13.00% per annum if any such dividends are not declared and paid when due. In addition, holders of the Series D1 Preferred Stock are entitled to participate in any common stock dividends on an as converted basis. The Company’s board of directors has suspended the payment of dividends on the Company’s Series C Preferred Stock and the Series D1 Preferred Stock. As a result, dividends continue to accrue on the Series C and Series D1 Preferred Stock, and the dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to any payments of dividends or other distributions on the Company’s common stock. The Company does not expect to pay any dividends for the foreseeable future.

The Series D1 Preferred Stock is convertible into the Company’s 9.00% Series D2 Mandatory Convertible Preferred Stock having a par value of $0.01 per share and an initial liquidation preference of $25.00 per share (“Series D2 Preferred Stock”) upon the later of (a) July 16, 2009, or (b) the date on which the stockholders of the Company approve certain anti-dilution protection for the Series D1 Preferred Stock and Series D2 Preferred Stock that, upon such shareholder approval, would apply in the event the Company issues additional common stock for a price below the price at which the Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred Stock has been converted, if any) may be converted into common stock. The rights, powers and privileges of the Series D2 Preferred Stock are substantially similar to those of the Series D1 Preferred Stock, except that accrued and unpaid dividends on the Series D2 Preferred Stock can be added to the common stock conversion and liquidation value of the Series D2 Preferred Stock in lieu of cash payment, and the dividend rate on the Series D2 Preferred Stock is fixed in all circumstances at 9.00%.

The Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) is convertible into the Company’s common stock at any time at the option of the holders. The Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) is currently convertible into 1,875,000 shares (post-split) of common stock based upon an initial conversion price of $28.00 per share (post-split), subject to adjustment as provided above or certain other extraordinary events. On or prior to July 16, 2010, the Company may elect to convert all of the Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) into common stock, if at such time the Company’s common stock is publicly traded and the common stock price is greater than 200% of the then existing conversion price for 40 of 50 consecutive trading days preceding delivery of the forced conversion notice. On July 16, 2016, the Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) will automatically convert into shares of common stock.

Because the conversion price of $28.00 was less than the closing price of the Company’s common stock on July 16, 2007 of $30.04, the conversion feature, as discussed above, was considered to be in-the-money. As a result, the Company recorded a beneficial conversion feature of $3.8 million at the date of issuance which represents the product of the closing price ($30.04) less the conversion price ($28.00) multiplied by the conversion shares (1,875,000). The beneficial conversion was recorded to additional paid-in capital and accumulated deficit which resulted in no change to total shareholders’ (deficit) equity.

The Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) allows for the purchase of stock directly from the Company and/or the automatic reinvestment of all or a percentage of the dividends shareholders receive and allows for a discount from market of up to 3%. During 2007 the Company sold 35,094 shares of its common stock under the DRIP at a weighted average discount of 0%, resulting in net proceeds of $3.2 million. During 2006 the Company sold 2,938,200 shares of its common stock under the DRIP at a weighted average discount of 1.6%, resulting in net proceeds of $85.4 million. The Company suspended the DRIP in 2007.

The Company also sold 500,000 shares of its common stock during 2006 in a registered controlled equity offering. The Company raised $57.5 million in proceeds from these sales, which were net of $0.5 million in expenses related to the offering.

During the years ended December 31, 2007, 2006 and 2005, 88,867, 32,611 and 37,199 shares of common stock were issued under the Company’s stock-based compensation plan, respectively. Proceeds of $0.2 million, $0.6 million and $0.7 million were received under these issuances during 2007 and 2006, respectively.

On January 20, 2006, the Company initiated offers to rescind certain shares of its common stock issued pursuant to its 401(k) plan and DRIP that may have been sold in a manner that may not have complied with the registration requirements of applicable securities laws. The Company repurchased 123 shares of its common stock from eligible investors who accepted the rescission offers as of March 31, 2006, the date the rescission offers expired.

In June 2005, the Company completed a firm-commitment underwritten public offering of 431,250 shares of its common stock at $35.00 per share. The Company raised $57.9 million in net proceeds from this offering.

The Company’s Board of Directors has approved the purchase of up to $9 million of the Company’s common stock. No shares were repurchased during 2007 and 2006. Under Maryland law, shares purchased under this plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under this plan is charged against additional paid-in capital.

Note 10. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net (loss) income. The following is a rollforward of accumulated other comprehensive (loss) income for the three years ended December 31, 2007 (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Net (loss) Income	$(724,277)	$72,938	$139,124
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale (net of deferred tax of $1.2 million for 2006)	(138,306)	(99,703)	14,690
Change in unrealized gain on mortgage securities – available-for-sale due to repurchase of mortgage loans from securitization trusts	—	(5,153)	—
Impairment on mortgage securities – available-for-sale reclassified to earnings (net of deferred tax of $681,000 for 2006)	98,692	30,009	17,619
Reclassification adjustment into income for derivatives used in cash flow hedges (net of deferred tax of $70,000 for 2005)	(301)	(315)	109
Change in unrealized gain on derivative instruments used in cash flow hedges	(736)	172	—
Valuation allowance for deferred taxes	1,855

Other comprehensive (loss) income	(38,796)	(74,990)	32,418

Total comprehensive (loss) income	$(763,073)	$(2,052)	$171,542

Note 11. Fair Value Accounting

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

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

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

Detailed below are the December 31, 2006 carrying values prior to adoption, the transition adjustments recorded to opening accumulated deficit and the fair values (that is, the carrying values at January 1, 2007 after adoption) for the trading securities the Company held at January 1, 2007 (dollars in thousands):

Description	December 31, 2006 (Carrying value prior to adoption)	Cumulative-effect Adjustment to January 1, 2007 Accumulated Deficit	January 1, 2007 (Carrying value after adoption)
Mortgage securities – trading	$329,361	$5,430	$334,791

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of December 31, 2007 (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at 12/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities -trading	$109,203	$—	$84,462	$24,741
Mortgage securities – available-for-sale	33,371	—	—	33,371
Derivative instruments, net	(6,896)	—	(6,896)	—

Total Assets	$135,678	$—	$77,566	$58,112

Liabilities
Asset-backed bonds secured by mortgage securities	$74,385	$—	$74,385	$—

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$—	$—	$—
Increases (decreases) to mortgage securities-trading:
New securities retained in securitizations	56,387	226	56,613
Accretion of income	3,102	—	3,102
Proceeds from paydowns of securities	(18,214)	—	(18,214)
Mark-to-market value adjustment	—	(16,760)	(16,760)

Net increase (decrease) to mortgage securities	41,275	(16,534)	24,741

As of December 31, 2007	$41,275	$(16,534)	$24,741

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	48,778	—	48,778
Proceeds from paydowns of securities (A) (B)	(179,730)	—	(179,730)
Impairment on mortgage securities – available-for-sale	(98,692)	98,692	—
Mark-to-market value adjustment	—	(138,306)	(138,306)

Net decrease to mortgage securities	(277,458)	(38,483)	(315,941)

As of December 31, 2007	$33,302	$69	$33,371

(A)	Cash received on mortgage securities with no cost basis was $3.5 million for the year ended December 31, 2007.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s consolidated balance sheets. As of December 31, 2007 and December 31, 2006 the Company had receivables from securitization trusts of $12.5 million and $21.2 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis. Also the Company had receivables from securitization trusts of $0.7 million related to mortgage securities with a zero cost basis as of December 31, 2006. At December 31, 2007 there were no receivables from securitization trusts related to mortgage securities with a zero cost basis.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 12/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$76,614	$—	$—	$76,614

At the time a mortgage loan held-in-portfolio becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-in-portfolio, any valuation adjustments at the time the loan becomes real estate owned is charged to the allowance for credit losses. Any subsequent valuation adjustments are recorded to earnings in the “(Losses) gains on sales of mortgage assets” line item of the Company’s consolidated statements of operations. During the year ended December 31, 2007, the Company recorded losses of approximately $136,000 due to valuation adjustments on real estate owned in its consolidated statements of operations.

The following table provides a summary of the impact to earnings for the year ended December 31, 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of December 31, 2007 (dollars in thousands):

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments Included In Current Period Earnings	Statement of Operations Line Item Impacted
Mortgage securities – trading	Recurring	$(342,918)	Fair value adjustments
Mortgage securities – available-for-sale	Recurring	(98,692)	Impairment on mortgage securities – available-for-sale
Derivative instruments, net	Recurring	(14,027)	(Losses) gains on derivative instruments
Asset-backed bonds secured by mortgage securities	Recurring	257,115	Fair value adjustments
Real estate owned	Nonrecurring	(136)	(Losses) gains on sales of mortgage assets

Total fair value gains (losses)		$(198,658)

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

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of December 31, 2007. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses two methodologies for determining the initial value of its residual securities 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retains in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjusts the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

When significant open market pricing information is not readily available to the Company, the Company uses the discount rate methodology. Under this method, the Company first analyzes market discount rates for similar assets. After establishing the market discount rate, the projected cash flows are discounted back to ascertain the initial value of the residual securities. The Company then ascertains whether the resulting initial value is commensurate with current market conditions.

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

Asset-backed bonds secured by mortgage securities. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities – trading. Fair value is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the inactive and illiquid nature of the market.

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

On January 1, 2007, the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities – trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities” line item on the consolidated balance sheets. The Company recognized a fair value adjustment of $257.1 million for the year ended December 31, 2007, which is included in the “Fair value adjustments” line item on the consolidated statements of operations. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the consolidated statements of operations.

In accordance with the Company’s adoption of SFAS 159, the Company redesignated two mortgage securities with a fair value of $46.7 million from the “available-for-sale” to the “trading” classification on January 1, 2007 and the related unrealized losses of $1.1 million were reclassified from accumulated other comprehensive income to accumulated deficit on the consolidated balance sheet as a cumulative effect adjustment.

The Company also reclassified its cash flows from purchases and sales of mortgage securities – trading from the operating activities section to the investing activities section of the consolidated statements of cash flows as a result of the adoption of SFAS 159.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the impact of electing the fair value option for the year ended December 31, 2007 (dollars in thousands):

Description	Unpaid Principal Balance as of December 31, 2007	Gain Recognized	Balance at Fair Value
Asset-backed bonds secured by mortgage securities	$331,500	$257,115	$74,385

The $257.1 million gain was recorded directly to the “Fair value adjustments” line item within the consolidated statements of operations as this CDO closed in the first quarter of 2007. Therefore, there was no cumulative-effect adjustment to accumulated deficit related to this transaction. Substantially all of the $257.1 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the year ended December 31, 2007.

In accordance with SFAS 159, debt issuance costs are current period expenses and are not amortized over the life of the debt on a level-yield basis. The $4.7 million in expenses the Company incurred as part of the issuance of NovaStar ABS CDO I were included in the “Professional and outside services” line item on the consolidated statements of operations for the year ended December 31, 2007.

Note 12. Derivative Instruments and Hedging Activities

The Company’s objective and strategy for using derivative instruments is to mitigate the risk of increased costs on its variable rate liabilities during a period of rising rates, subject to cost and liquidity risk constraints. The Company’s primary goals for managing interest rate risk are to maintain the net interest margin between its assets and liabilities and diminish the effect of changes in general interest rate levels on the market value of the Company.

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or monthly or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During 2007 and 2006, premiums paid pursuant to interest rate cap agreements related to continuing operations aggregated $0.8 million and $0.4 million, respectively. There were no premiums paid in 2005. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of December 31, 2007 and 2006 were $0.5 million and $0.7 million, respectively, and had a weighted average interest rate of 3.9% and 3.6% in 2007 and 2006, respectively. The future contractual maturities of premiums due to counterparties as of December 31, 2007 are $0.4 million and $0.1 million due in years 2008 and 2009, respectively. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds as discussed in Note 7.

During 2007, the Company entered into several inter-related transactions involving credit default swaps (“CDS”) and other investments. A CDS is an agreement to provide credit event protection based on a specific security in exchange for receiving an upfront premium and a fixed-rate fee over the life of the contract. The additional investments purchased bear yields that mirror LIBOR. The result of the transaction is to create an instrument that mirrors the results of the referenced securities underlying the CDS. The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB. At December 31, 2007 the fair value was $2.5 million and the Company had recorded losses related to fair value adjustments of $3.6 million for the year ended December 31, 2007. These losses are included in the “(Losses) gains on derivative instruments” line item of the Company’s consolidated statements of operations.

These CDS are accounted for as non-cash flow hedging derivative instruments, reported at fair value with the changes in fair value recognized through the Company’s statements of operations. The value of these contracts decrease for a variety of reasons, including when the probability of the occurrence of a specific credit event increases, when the market’s perceptions of default risk in general change, or when there are changes in the supply and demand of these instruments.

The Company’s derivative instruments that meet the hedge accounting criteria of SFAS No. 133 are considered cash flow hedges. The Company also has derivative instruments that do not meet the requirements for hedge accounting. However, these derivative instruments do contribute to the Company’s overall risk management strategy by serving to reduce interest rate risk on asset-backed bonds collateralized by the Company’s loans held-in-portfolio.

The following tables present derivative instruments as of December 31, 2007 and 2006 (dollars in thousands):

	Notional Amount	Fair Value	Maximum Days to Maturity
As of December 31, 2007:
Non-hedge derivative instruments	$1,101,500	(6,406)	756
Cash flow hedge derivative instruments	300,000	(490)	391

As of December 31, 2006:
Cash flow hedge derivative instruments	$810,000	4,050	756

The Company recognized net (income) expense of $(0.3) million, $(0.3) million and $0.2 million during the three years ended December 31, 2007, 2006 and 2005, respectively, on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense.

During the three years ended December 31, 2007, hedge ineffectiveness was insignificant. The net amount included in other comprehensive income expected to be reclassified into earnings within the next twelve months is expense of approximately $490,000.

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

Note 13. Interest Income

The following table presents the components of interest income related to continuing operations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Interest income:
Mortgage securities	$102,500	$164,858	$188,856
Mortgage loans held-in-portfolio	258,663	134,604	4,311
Other interest income (A)	5,083	4,660	6,315

Total interest income	$366,246	$304,122	$199,482

(A)	Other interest income represents interest earned on corporate operating cash balances.

Note 14. Interest Expense

The following table presents the components of interest expense related to continuing operations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Interest expense:
Short-term borrowings secured by mortgage loans	$—	$18,120	$—
Short-term borrowings secured by mortgage securities	23,649	14,237	1,771
Asset-backed bonds secured by mortgage loans	178,937	88,116	1,809
Asset-backed bonds secured by mortgage securities	17,635	3,860	15,628
Junior subordinated debentures	8,148	7,001	3,055

Total interest expense	$228,369	$131,334	$22,263

Note 15. Discontinued Operations

As discussed in Note 2, the Company undertook Exit Plans to align its organization and costs with its decision to discontinue its mortgage lending and mortgage servicing activities. Implementation of the Exit Plans approved by the Audit Committee in 2007 both began and concluded during the year ended December 31, 2007.

On November 1, 2007, the Company sold all of its mortgage servicing rights. The loan servicing operations had ceased as of December 31, 2007.

The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease. The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with Statement SFAS 144, the Company has reclassified the operating results of its entire mortgage lending segment and servicing operations segment as discontinued operations in the consolidated statements of operations for the year ended December 31, 2007, 2006 and 2005.

As of June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company has reclassified the operating results of NHMI through December 31, 2007, as discontinued operations in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 in accordance with Statement SFAS 144.

The major classes of assets and liabilities reported as discontinued operations as of December 31, 2007 and December 31, 2006 are as follows (dollars in thousands):

	December 31, 2007	December 31, 2006
Assets
Mortgage loans – held-for-sale	$5,253	$1,741,819
Accrued interest receivable	—	8,584
Mortgage servicing rights	—	62,830
Servicing related advances	—	40,923
Warehouse notes receivable	—	39,462
Real estate owned	2,574	21,533
Derivative instruments, net	—	12,766
Other assets	428	4,152

Total assets	$8,255	$1,932,069

Liabilities
Short-term borrowings secured by mortgage loans	$19	$1,648,528
Due to trusts	—	107,043
Accounts payable and other liabilities	59,397	48,250

Total liabilities	$59,416	$1,803,821

The operating results of all discontinued operations for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Interest income	$102,648	$190,998	$122,035
Interest expense	(79,483)	(104,190)	(58,580)

Net interest income	23,165	86,808	63,455

Other operating (expense) income:
(Losses) gains on sales of mortgage assets	(2,579)	42,876	68,200
(Losses) gains on derivative instruments	(4,913)	11,889	17,908
Valuation adjustment on mortgage loans – held-for-sale	(101,125)	(1,163)	(1,284)
Fee income	22,900	35,089	64,850
Premiums for mortgage loan insurance	(2,668)	(6,149)	(5,332)
Other (expense) income	(6,777)	4,473	(130)

Total other operating (expense) income	(95,162)	87,015	144,212

General and administrative expenses	(184,783)	(145,885)	(178,853)

(Loss) income before income tax expense	(256,780)	27,938	28,814
Income tax expense	—	10,393	10,719

(Loss) income from discontinued operations	$(256,780)	$17,545	$18,095

Mortgage Loans – Held-for-Sale

Mortgage loans – held-for-sale, all of which are secured by residential properties, consisted of the following as of December 31, 2007 and December 31, 2006 (dollars in thousands):

	December 31, 2007	December 31, 2006
Mortgage loans – held-for-sale:
Outstanding principal	$17,545	$1,631,891
Loans under removal of accounts provision	—	107,043
Net deferred origination (fees) costs	—	7,891
Allowance for the lower of cost or fair value	(12,292)	(5,006)

Mortgage loans – held-for-sale	$5,253	$1,741,819

Weighted average coupon	10.23%	8.69%

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale is as follows for years ended December 31, 2007, 2006 and 2005, respectively (dollars in thousands):

	2007	2006	2005
Balance, beginning of period	$5,006	$3,530	$1,357
Valuation adjustment on mortgage loans – held-for-sale	101,125	1,163	1,284
Transfer from the reserve for loan repurchases	23,206	5,284	—
Transfer to cost basis of mortgage loans – held-in-portfolio	(14,843)	—	—
Reduction due to loans securitized or sold to third parties	(82,384)	—	—
Transfers to real estate owned	(19,818)	(3,509)	—
Charge-offs, net of recoveries	—	(1,462)	889

Balance, end of period	$12,292	$5,006	$3,530

Loan Securitizations and Loan Sales

Loan Securitizations. The Company executed loan securitization transactions that are accounted for as sales of loans. Derivative instruments were transferred into the trusts as part of each of these sales transactions to reduce interest rate risk to the third-party bondholders.

Details of the securitizations structured as sales during the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in thousands):

	Net Bond Proceeds	Allocated Value of Retained Interests		Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
		Mortgage Servicing Rights	Subordinated Bond Classes
2007:
NMFT Series 2007-2	$1,331,299	$9,766	$56,387	$1,400,000	$4,161	$4,981

2006:
NMFT Series 2005-4 (A)	$378,944	$2,258	$9,416	$378,944	$259	$1,203
NMFT Series 2006-2	999,790	6,041	40,858	1,021,102	6,015	11,942
NMFT Series 2006-3	1,072,258	6,516	47,408	1,100,000	5,073	10,209
NMFT Series 2006-4	993,841	7,040	51,956	1,025,359	1,818	14,401
NMFT Series 2006-5	1,264,695	8,969	46,762	1,300,000	1,732	5,675
NMFT Series 2006-6	1,213,447	8,650	48,578	1,250,000	2,811	6,785

	$5,922,975	$39,474	$244,978	$6,075,405	$17,708	$50,215

2005:
NMFT Series 2005-1	$2,066,840	$11,448	$88,433	$2,100,000	$13,669	$18,136
NMFT Series 2005-2	1,783,102	9,751	62,741	1,799,992	2,364	29,202
NMFT Series 2005-3	2,425,088	14,966	104,206	2,499,983	9,194	3,947
NMFT Series 2005-4 (A)	1,153,033	7,311	77,040	1,221,055	5,232	7,480

	$7,428,063	$43,476	$332,420	$7,621,030	$30,459	$58,765

(A)	On January 20, 2006 NovaStar Mortgage delivered to the trust the remaining $378.9 million in loans collateralizing NMFT Series 2005-4. All of the bonds were issued to the third-party investors at the date of initial close, but the Company did not receive the escrowed proceeds related to the final close until January 20, 2006.

In these securitizations, the Company retained residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain subordinated securities representing subordinated interests in the underlying cash flows and servicing responsibilities. The value of the Company’s retained securities is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

During 2007 and 2006, U.S. government-sponsored enterprises purchased 50% and 49%, respectively, of the bonds sold to the third-party investors in the Company’s securitization transactions. The investors and securitization trusts have no recourse to the Company’s assets for failure of borrowers to pay when due except when defects occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. Refer to Note 8 for further discussion.

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

Key economic assumptions used to project cash flows at the time of loan securitization during the three years ended December 31, 2007 were as follows:

NovaStar Mortgage Funding Trust Series	Constant Prepayment Rate	Average Life (in Years)	Expected Total Credit Losses, Net of Mortgage Insurance (A)	Discount Rate
2007-2	34%	2.31	5.7%	20%
2006-6	41	2.19	3.7	15
2006-5	43	2.11	3.9	15
2006-4	43	2.07	2.9	15
2006-3	43	2.15	3.0	15
2006-2	44	2.02	2.4	15
2005-4	43	2.12	2.3	15
2005-3	41	2.06	2.0	15
2005-2	39	2.02	2.1	13
2005-1	37	2.40	3.6	15

(A)	Represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called.

Fair value of the subordinated securities at the date of securitization is based on quoted market prices.

Loan Sales. The Company executes all of its sales of loans to third parties with servicing released. Gains and losses on whole loan sales are recognized in the period the sale occurs.

The Company sold approximately $969.1 million of mortgage loans during 2007 as compared to $2.2 billion and $1.2 billion during 2006 and 2005, respectively. The Company sold $668.8 million of mortgage loans held-for-sale at a price of 91.5% of par to Wachovia during 2007 in an effort to reduce margin call risk. In light of the 91.5% sale price, a lower of cost or market valuation adjustment of approximately $47.0 million was recorded for the year ended December 31, 2007, and is included in the “(Loss) income from discontinued operations, net of income tax” line item on the Company’s consolidated statements of operations.

The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make any of the first several (generally not more than the first three) payments. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan is prepaid in its entirety in the first year. The Company records a reserve for losses on repurchased loans upon the sale of the mortgage loans which is included in the liabilities of discontinued operations on the Company’s consolidated balance sheets.

Activity in the reserve for repurchases was as follows for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Balance, beginning of period	$24,773	$2,345	$—
Provision for repurchased loans	3,254	28,568	3,265
Transfer to the allowance for the lower of cost or fair value on mortgage loans – held-for-sale	(23,206)	(5,284)	—
Charge-offs, net	(2,668)	(856)	(920)

Balance, end of period	$2,153	$24,773	$2,345

Mortgage Servicing Rights

The Company recorded mortgage servicing rights arising from the transfer of loans to securitization trusts.

The Company sold all of its mortgage servicing rights and servicing advances relating to its securitizations. The transaction closed on November 1, 2007 and the Company received total proceeds of $154.9 million after deduction of expenses. The mortgage servicing rights and servicing related advances sold for $95.0 million and $62.9 million, respectively. The Company removed $47.3 million of mortgage servicing rights from its consolidated balance sheet and recorded a gain of $19.8 million which is included in the (Loss) income from discontinued operations, net of income tax line item of the consolidated statements of operations. The $95.0 million of proceeds also included $22.8 million for mortgage servicing rights related to the Company’s securitizations structured as financings where no mortgage servicing rights have been recorded by the Company.

The following schedule summarizes the carrying value of mortgage servicing rights and the activity during 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Balance, January 1	$62,830	$57,122	$42,010
Amount capitalized in connection with transfer of loans to securitization trusts	9,766	39,474	43,476
Amortization	(25,252)	(33,639)	(28,364)
Sale of mortgage servicing rights	(47,344)	—	—
Transfer of cost basis to mortgage loans held-for-sale due to securitization calls	—	(127)	—

Balance, December 31	$—	$62,830	$57,122

The estimated fair value of the servicing rights aggregated $74.2 million at December 31, 2006. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of December 31, 2006 was determined utilizing a 12% discount rate, credit losses net of mortgage insurance (as a percent of current principal balance) of 3.2% and an annual prepayment rate of 47%. There was no allowance for the impairment of mortgage servicing rights as of December 31, 2006.

When the Company was the servicer, it received annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. Servicing fees received from the securitization trusts were $43.5 million, $59.2 million and $59.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005 the Company paid $32,000 and $220,000, respectively, to cover losses on delinquent or foreclosed loans from securitizations in which the Company did not maintain control over the mortgage loans transferred.

The Company held, as custodian, principal and interest collected from borrowers on behalf of the securitization trusts, as well as funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds were not owned by the Company and were held in trust. The Company held, as custodian, $545.2 million as of December 31, 2006. The Company held no funds as custodian as of December 31, 2007.

Warehouse Notes Receivable

The Company had $39.5 million due from borrowers at December 31, 2006. These notes receivable represented warehouse lines of credit provided to a network of approved mortgage borrowers. The weighted average interest rate on these notes receivable was indexed to one-month LIBOR and was 9.12% at December 31, 2006. The allowance for losses the Company recorded on these notes receivable was insignificant as of December 31, 2006. The Company discontinued it warehouse operations during 2007 and had no remaining notes receivable as of December 31, 2007.

Short-term Borrowings

$1.9 Billion Comprehensive Financing Facility. In May 2007, the Company executed a $1.9 billion comprehensive financing facility arranged by Wachovia. See Note 7 for further discussion of the terms of this facility. The Company is repaying the borrowings under this facility, and does not expect to have any future availability or advances under this facility.

The following table summarizes the Company’s repurchase agreements used in connection with discontinued operations as of the dates indicated (dollars in thousands):

	Maximum Borrowing Capacity	Rate	Days to Reset	Balance
December 31, 2007
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring May 8, 2008 (A)	$1,900,000	4.57%	1	$19

December 31, 2006
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement expiring November 15, 2007 (B)	$1,000,000	5.77%	1	$393,746
Repurchase agreement expiring April 14, 2007 (A)	800,000	5.77	11	407,304
Repurchase agreement expiring January 6, 2007 (A)	800,000	5.77	25	371,860
Repurchase agreement expiring November 9, 2007 (A)	750,000	5.77	12	418,533
Loan and receivables agreement expiring January 6, 2007 (C) (D)	80,000	6.02	3	16,755
Repurchase agreement, expiring January 10, 2007 (B) (D)	100,000	6.32	12	40,330

Total short-term borrowings				$1,648,528

(A)	Eligible collateral for this agreement is both mortgage loans and mortgage securities. The maximum borrowing capacity under this facility is reduced by the amount of borrowings outstanding from time to time with this lender under related facilities. Because of the Company’s inability to meet certain financial covenants, no further advances are, or are expected to be, available to the Company.
(B)	Eligible collateral for this agreement is mortgage loans.
(C)	Eligible collateral for this agreement is servicing related advances.
(D)	Agreements do not provide for additional capacity beyond the maximum capacity the Company has in place under the primary master repurchase agreement with this lender and essentially act as sub-limits underneath the overall capacity.

The following table presents certain information on the Company’s repurchase agreements related to discontinued operations for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2007	2006
Maximum month-end outstanding balance during the period	$2,339,431	$3,422,660
Average balance outstanding during the period	865,495	2,016,966
Weighted average rate for period	6.80%	5.92%
Weighted average interest rate at period end	4.57%	5.79%

The Company’s mortgage loans and certain servicing related advances were pledged as collateral on these borrowings. As of December 31, 2007, there were no servicing related advances.

Repurchase agreements generally contain margin calls under which a portion of the borrowings must be repaid if the fair value of the assets collateralizing the repurchase agreements falls below a contractual ratio to the borrowings outstanding.

Accrued interest on the Company’s repurchase agreements used in connection discontinued operations was $4.5 million as of December 31, 2006.

Commitments and Contingencies

The Company had no outstanding commitments to originate, purchase or sell loans at December 31, 2007. At December 31, 2006, the Company had outstanding commitments to originate and purchase loans of $774.0 million and $11.8 million, respectively. The Company had no outstanding commitments to sell loans at December 31, 2006.

In the ordinary course of the Company’s mortgage lending business, the Company sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During 2007 the Company sold $912.9 million of loans with recourse for borrower defaults as compared to $2.2 billion in 2006. The Company maintained a $2.2 million reserve related to these guarantees as of December 31, 2007 compared with a reserve of $24.8 million as of December 31, 2006. During 2007, 2006 and 2005, the Company paid $104.3 million, $21.3 million and $2.3 million, respectively, in cash to repurchase loans sold to third parties.

In the ordinary course of the Company’s mortgage lending business, the Company sold loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of December 31, 2007 and 2006 the Company had loans sold with recourse with an outstanding principal balance of $10.1 billion and $12.6 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

Commitments. The Company leases office space under various operating lease agreements. Rent expense for 2007, 2006 and 2005, under leases related to discontinued operations, aggregated $9.3 million, $4.9 million and $7.0 million, respectively. At December 31, 2007, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease Obligations
2008	$4,444
2009	2,421
2010	1,689
2011	1,141
2012	805
Thereafter	229

The Company has entered into various lease agreements pursuant to which the lessor agreed to repay the Company for certain existing lease obligations. The Company has recorded deferred lease incentives related to these payments which will be amortized into rent expense over the life of the respective lease on a straight-line basis. Deferred lease incentives related to discontinued operations as of December 31, 2007 and 2006 were $54,000 and $1.8 million, respectively.

The Company has also entered into various sublease agreements for office space formerly occupied by the Company. The Company received approximately $1.1 million, $861,000 and $53,000 in 2007, 2006 and 2005, respectively under these agreements. At December 31, 2007, future minimum rental receipts under these subleases are as follows (dollars in thousands):

Lease Receipts
2008	$588
2009	602
2010	586
2011	608
2012	377
Thereafter	86

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

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to discontinued operations which are measured at fair value on a nonrecurring basis as of December 31, 2007 (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at 12/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$5,253	$—	$—	$5,253
Real estate owned	2,574	—	—	2,574

Total	$7,827	$—	$—	$7,827

The Company’s mortgage loans held-for-sale have a fair value lower than their cost basis of $12.3 million. Therefore, all mortgage loans held-for-sale have been written down to fair value. The Company recorded a valuation adjustment of $101.1 million on mortgage loans – held-for-sale for the year ended December 31, 2007. At the time a mortgage loan held-for-sale becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-for-sale, valuation adjustments for discontinued operations are recorded in the “(Loss) income from discontinued operations, net of income tax” line item of the Company’s consolidated statements of operations.

The following table provides a summary of the impact to earnings for the year ended December 31, 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of December 31, 2007 (dollars in thousands):

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments Included In Current Period Earnings	Statement of Operations Line Item Impacted
Mortgage loans – held-for-sale	Nonrecurring	$(101,125)	Valuation adjustment on mortgage loans – held-for-sale
Real estate owned	Nonrecurring	(6,250)	(Losses) gains on sales of mortgage assets

Total fair value losses		$(107,375)

Valuation Methods

Mortgage loans - held-for-sale and real estate owned. Both mortgage loans - held-for-sale and real estate owned are carried at the lower of cost or fair value. As of December 31, 2007, the Company estimated the fair value of its mortgage loans – held-for-sale and real estate owned based on two categories. All loans and real estate owned that had mortgage insurance were marked down to a value which reflects current market pricing for such assets. The Company received market bids for the pool of assets with mortgage insurance and believes the market bids to be indicative of the net realizable value of the loans. All loans and real estate owned which did not have mortgage insurance were valued at zero due to their nonperforming characteristics.

Derivative Instruments and Hedging Activities

The Company had terminated all of its derivative instruments related to discontinued operations as of December 31, 2007. The following table presents the Company’s derivative instruments included in discontinued operations as of December 31, 2006 (dollars in thousands):

	Notional Amount	Fair Value	Maximum Days to Maturity
As of December 31, 2006:
Non-hedge derivative instruments	$1,375,000	$7,111	1,606

All of the Company’s derivative instruments included in discontinued operations do not meet the requirements for hedge accounting. However, these derivative instruments contributed to the Company’s overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings collateralized by the Company’s loans held-for-sale. The Company used both interest rate cap and swap agreements related to its discontinued operations.

During 2007, 2006 and 2005, premiums paid related to interest rate cap agreements aggregated $1.9 million, $2.8 million and $2.4 million, respectively. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of December 31, 2006 were $3.2 million, and had a weighted average interest rate of 4.2% in 2006. The Company had no premiums due to counterparties as of December 31, 2007 related to its discontinued operations.

Exit or Disposal Activities

During 2007, management of the Company committed the Company to workforce reductions pursuant to Exit Plans. The Company undertook these Exit Plans to align its organization with changing conditions in the mortgage market and as a result of the sale of its mortgage servicing rights portfolio. The Exit Plans resulted in the elimination of approximately 1,316 positions in 2007. The Exit Plans were approved and concluded in 2007.

During the year ended December 31, 2007, the Company recorded pre-tax charges of $11.3 million related to one-time employment termination benefits for the Exit Plans. These amounts are included in the “(Loss) income from discontinued operations, net of income tax” line item of the Company’s consolidated statements of operations. The Company had no liability as of December 31, 2007 remaining to be paid under the Exit Plans.

The Company also recorded charges related to the abandonment of property, plant and equipment and termination costs related to leases for the Exit Plans. The charges related to property, plant and equipment for the year ended December 31, 2007 aggregated approximately $12.2 million, while the charges related to leases aggregated approximately $3.4 million during the year ended December 31, 2007.

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

The estimated fair values of the Company’s financial instruments related to discontinued operations are as follows as of December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Mortgage loans – held-for-sale	$5,253	5,253	$1,741,819	$1,757,965
Mortgage servicing rights	—	—	62,830	74,177
Warehouse notes receivable	—	—	39,462	39,462
Deposits with derivative instrument counterparties	—	—	5,655	5,655
Accrued interest receivable	—	—	8,584	8,584
Financial liabilities:
Short-term borrowings	19	19	1,648,528	1,648,528
Accrued interest payable	—	—	4,507	4,507
Derivative instruments:
Interest rate cap agreements	—	—	3,549	3,549
Interest rate swap agreements	—	—	3,562	3,562

Mortgage loans – held-for-sale - The fair value of mortgage loans - held-for-sale is based on two categories. All loans that had mortgage insurance were marked down to a value which reflects current market pricing for such assets. The Company received market bids for the pool of loans with mortgage insurance and believes the market bids to be indicative of the net realizable value of the loans. All loans which did not have mortgage insurance were valued at zero due to their nonperforming characteristics.

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

Borrowings – The fair value of short-term borrowings approximates their carrying value as the borrowings bear interest at rates that approximate current market rates for similar borrowings.

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

Note 16. Segment Reporting

As of December 31, 2007, the Company reviews, manages and operates its business in one segment: mortgage portfolio management. Mortgage portfolio management operating results come from the income generated on the mortgage assets the Company manages less associated costs. As discussed under Note 15, the Company discontinued its mortgage lending and loan servicing segments during 2007 and had discontinued its branch operations in 2006. The mortgage lending, loan servicing and branch operations are now included as part of the mortgage portfolio management segment and are presented as discontinued operations. The prior period results have been reclassified to reflect this change. Generally, the operating results for the mortgage portfolio management segment are presented in a manner similar to the Company’s consolidated statements of operations.

Following is a summary of the operating results of the Company’s mortgage portfolio management segment as reclassified to reflect the change in segment structure and the results of the discontinued operations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Interest income	$366,246	$304,122	$199,482
Interest expense	228,369	131,334	22,263

Net interest income (loss) before provision for credit losses	137,877	172,788	177,219
Provision for credit losses	(265,288)	(30,131)	(1,038)
(Losses) gains on sales of mortgage assets	(136)	362	(27)
(Losses) gains on derivative instruments	(10,997)	109	247
Fair value adjustments	(85,803)	(3,192)	549
Impairment on mortgage securities – available- for-sale	(98,692)	(30,690)	(17,619)
Premiums for mortgage loan insurance	(16,462)	(6,270)	(340)
Other (expense) income, net	(2,064)	682	—
General and administrative expenses	(59,420)	(69,907)	(62,231)

(Loss) income from continuing operations before income tax expense (benefit)	(400,985)	33,751	96,760
Income tax expense (benefit)	66,512	(21,642)	(24,269)

(Loss) income from continuing operations	(467,497)	55,393	121,029
(Loss) income from discontinued operations, net of income tax	(256,780)	17,545	18,095

Net (loss) income	$(724,277)	$72,938	$139,124

As of December 31:
Total assets	$3,230,766	$5,028,263	$2,335,734

Note 17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2007	2006	2005
Numerator:
(Loss) income from continuing operations	$(467,497)	$55,393	$121,029
Dividends on preferred shares	(8,805)	(6,653)	(6,653)

(Loss) income from continuing operations available to common shareholders	(476,302)	48,740	114,376
(Loss) income from discontinued operations, net of income tax	(256,780)	17,545	18,095

Net (loss) income available to common shareholders	$(733,082)	$66,285	$132,471

Denominator:
Weighted average common shares outstanding – basic	9,332,405	8,552,911	7,417,267

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,332,405	8,552,911	7,417,267
Stock options	—	59,312	79,095
Restricted stock	—	5,681	1,870

Weighted average common shares outstanding – dilutive	9,332,405	8,617,904	7,498,232

Basic earnings per share:
(Loss) income from continuing operations	$(50.10)	$6.48	$16.32
Dividends on preferred shares	(0.94)	(0.78)	(0.90)

(Loss) income from continuing operations available to common shareholders	(51.04)	5.70	15.42
(Loss) income from discontinued operations, net of income tax	(27.51)	2.05	2.44

Net (loss) income available to common shareholders	$(78.55)	$7.75	$17.86

Diluted earnings per share:
(Loss) income from continuing operations	$(50.10)	$6.43	$16.14
Dividends on preferred shares	(0.94)	(0.77)	(0.89)

(Loss) income from continuing operations available to common shareholders	(51.04)	5.66	15.25
(Loss) income from discontinued operations, net of income tax	(27.51)	2.03	2.42

Net (loss) income available to common shareholders	$(78.55)	$7.69	$17.67

The following stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the effect would be antidilutive (in thousands, except exercise prices):

	For the Year Ended December 31,
	2007	2006	2005
Number of stock options and warrants (in thousands)	340	62	23
Weighted average exercise price	$35.88	$140.80	$162.32

Note 18. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Current:
Federal	$21,422	$105	$5,153
State and local	3,470	(237)	957

Total current	24,892	(132)	6,110

Deferred:
Federal	36,706	(19,121)	(27,221)
State and local	4,914	(2,389)	(3,158)

Total deferred (A)	41,620	(21,510)	(30,379)

Total income tax expense (benefit)	$66,512	$(21,642)	$(24,269)

(A)	Does not reflect the deferred tax effects of unrealized gains and losses on mortgage securities-available-for-sale and derivative financial instruments that are included in shareholders’ equity. As a result of these tax effects, shareholders’ equity increased by $1.9 million in 2007 and decreased by $1.9 million and $70,000 in 2006 and 2005, respectively. Additionally, it does not reflect the deferred tax effects of a contribution of securities and the write-off of net operating losses related to equity based compensation recorded to additional paid-in-capital of $7.4 million for the year ended December 31, 2007.

The deferred tax expense attributable to continuing operations of $41.6 million for the year ended December 31, 2007 represents an increase to the beginning-of-the-year valuation allowance because of a change in circumstances that caused a change in judgment about the realizability of the deferred tax asset in future years.

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35 percent to the Company’s actual income tax expense (benefit) and resulting effective tax rate from continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Income tax at statutory rate	$(140,345)	$11,813	$33,866
Benefit of REIT election	—	(31,492)	(57,331)
State income taxes, net of federal tax benefit	(29,618)	(1,708)	(1,430)
Tax effect of REIT termination effective January 1, 2006	(51,476)	—	—
Valuation allowance	276,967	—	—
Interest and penalties	8,132	—	—
Other	2,852	(255)	626

Total income tax expense (benefit)	$66,512	$(21,642)	$(24,269)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows (dollars in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Basis difference – investments	$229,371	$10,639
Federal net operating loss carryforwards	60,335	19,055
Accrued litigation	17,887	1,646
Allowance for loan losses	25,375	—
Mark-to-market adjustment on mortgage loans	—	7,866
State net operating loss carryforwards	14,964	2,474
Deferred compensation	7,070	8,158
Excess inclusion income	4,932	10,884
Loan sale recourse obligations	811	9,272
Other	8,650	4,984

Gross deferred tax asset	369,395	74,978
Valuation allowance	(368,312)	(685)

Deferred tax asset	1,083	74,293

Deferred tax liabilities:
Mortgage servicing rights	—	23,675
Other	1,083	3,430

Deferred tax liability	1,083	27,105

Net deferred tax asset	$—	$47,188

The Company had previously elected to be treated as a REIT for federal income tax purposes and, as such, was not required to pay corporate level income taxes as long as the Company remained a REIT and distributed 100 percent of its taxable income in the form of dividend distributions to its shareholders.

During 2007, the Company was unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006, either in the form of cash or preferred stock. This action resulted in the Company’s loss of REIT status retroactive to January 1, 2006. The failure to satisfy the REIT distribution test resulted from demands on the Company’s liquidity and the substantial decline in the Company’s market capitalization during 2007.

Although the Company had planned to revoke REIT status effective January 1, 2008, the termination of REIT status two years prior to the Company’s plan adversely impacted its financial statements. The impact of the termination of the Company’s REIT status has been reflected in the Company’s 2007 financial statements.

As a result of the Company’s termination of REIT status, the Company elected to file a consolidated federal income tax return with its eligible affiliated members for its 2006 tax year. The Company reported taxable income in 2006 of approximately $212 million, which resulted in a tax liability of approximately $74 million along with interest and penalties due of approximately $5.8 million. After applying payments and credits, the Company reported an amount owed to the IRS of approximately $67 million. The Company applied for and received an extension of time to pay the income taxes due to the Company’s expectation of generating a net operating loss for 2007, which may be carried back to 2006. This approved extension should allow the Company to reduce all of its taxable income (excluding excess inclusion income) from 2006, and eliminate the outstanding tax liability due to the IRS. However, the Company will be required to pay interest and any penalties that apply on the balance due to the IRS in 2008. As of December 31, 2007, the Company had recorded additional interest of $1.5 million related to the balance due which is included in the accounts payable and other liabilities line item of the Company’s consolidated balance sheet.

It is the Company’s intent to offset the 2006 tax liability discussed above with the receivable recorded for the projected 2007 federal net operating loss to be carried back against the 2006 taxable income. As of December 31, 2007, the Company reported a current federal and state income tax payable of $7.9 million and $2.6 million, respectively. As of December 31, 2006, the Company reported a current federal and state income tax receivable of $1.3 million and $0.9 million, respectively.

Because the Company terminated its REIT status effective January 1, 2006, was taxable as a C corporation for 2006 and beyond, the Company recorded deferred taxes as of December 31, 2007 based on the estimated cumulative temporary differences as of the current date.

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

Based on the evidence available as of December 31, 2007, including the significant pre-tax losses incurred by the Company in 2007, the ongoing disruption to the credit markets, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets.

In determining the amount of valuation allowance to record as of December 31, 2007, the Company concluded that it is more likely than not that the entire net deferred tax asset will not be realized. Based on these conclusions, the Company recorded a valuation allowance of $368.3 million for deferred tax assets as of December 31, 2007 compared to $0.7 million as of December 31, 2006. The Company’s valuation allowance increased $367.6 million during the year ended December 31, 2007.

As of December 31, 2007, the Company had a federal net operating loss of approximately $368.4 million. The Company is expecting to carryback $196.1 million of the 2007 projected federal net operating loss against its 2006 taxable income and has recorded a current receivable for such benefit. The receivable was netted against the 2006 federal liability previously described in this footnote. The remaining $172.3 million federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Code, including substantial limitations in the event of an “ownership change” as defined in Section 382 of the Code. If not used, this net operating loss will begin to expire in 2025.

FIN 48

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded a $1.1 million net liability as an increase to the opening balance of accumulated deficit. As of January 1, 2007, the total gross amount of unrecognized tax benefits was $1.0 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.6 million.

As of December 31, 2007, the total gross amount of unrecognized tax benefits was $6.3 million which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company believes that it is reasonably possible the IRS will issue a closing agreement or determination letter in 2008 with respect to an uncertain tax position taken by the Company in 2007. The unrecognized tax benefit related to such uncertain tax position was approximately $5.4 million at December 31, 2007.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in income tax expense, classified as a component of income tax expense, was $8.2 million for the year ended December 31, 2007. Accrued interest and penalties was $0.6 million and $3.0 million as of January 1, 2007 and December 31, 2007, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2003 to 2007 remain open to examination for U.S. federal income tax and major state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the year ended December 31, 2007 was as follows (dollars in thousands):

2007
Beginning balance	$962
Gross increases – tax positions in prior period	—
Gross increases – tax positions in current period	5,367

Ending balance	$6,329

The IRS is currently examining the 2005 federal income tax return of NFI Holding Corporation, a wholly-owned subsidiary of the Company. The Company is not aware of any significant findings as a result of this exam, however, the exam is still ongoing. Management believes it has adequately provided for potential tax liabilities that may be assessed for years in which the statute of limitations remains open. However, the assessment of any material liability would adversely affect the Company’s financial condition, liquidity and ability to continue as a going concern.

Note 19. Employee Benefit Plans

The NovaStar Financial, Inc. 401(k) Plan (the “Plan”) is a defined contribution plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation. Contributions to the Plan by the Company for the years ended December 31, 2006 and 2005 were $0.8 million and $1.2 million, respectively. No company contributions were made to the Plan for the year ended December 31, 2007. As a result of the Exit Plans described in Note 15, the Plan was subject to a partial termination during 2007.

The Company had a Deferred Compensation Plan (the “DCP”) that was a nonqualified deferred compensation plan that benefited certain designated key members of management and highly compensated employees and allowed them to defer payment of a portion of their compensation to future years. Under the DCP, an employee could defer up to 50% of his or her base salary, bonus and/or commissions on a pretax basis. The Company could make both discretionary and/or matching contributions to the DCP on behalf of DCP participants. The Company made contributions to the DCP for the year ended December 31, 2005 of $777,000. The Company made no contributions to the DCP for the years ended December 31, 2007 and 2006. The DCP was terminated effective December 31, 2007 and all assets, which included $7.5 million in cash and Company stock, were distributed in January 2008 as a result of prior distribution elections and such termination.

Note 20. Stock Compensation Plans

On June 8, 2004, the Company’s 1996 Stock Option Plan (the “1996 Plan”) was replaced by the 2004 Incentive Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), deferred stock, restricted stock, restricted stock units, performance share awards, dividend equivalent rights (“DERs”) and stock appreciation awards (“SARs”). The Company has granted ISOs, NQSOs, restricted stock, performance share awards and DERs. ISOs may be granted to employees of the Company. NQSOs, DERs, SARs and stock awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. The Company registered 625,000 shares of common stock under the 2004 Plan, of which approximately 305,000 shares were available for future issuances as of December 31, 2007. The 2004 Plan will remain in effect unless terminated by the Board of Directors or no shares of stock remain available for awards to be granted. The Company’s policy is to issue new shares upon option exercise.

Effective January 1, 2006, the Company adopted provisions of SFAS No. 123(R). The Company selected the modified prospective method of adoption. The Company recorded stock-based compensation expense of $0.7 million, $2.5 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $627,000 and $411,000 for 2006 and 2005, respectively. There was no income tax benefit recognized in the income statement for stock-based compensation arrangements in 2007. As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. The cost is expected to be amortized over a weighted average period of 2.37 years.

The Company adopted an Equity Award Policy on February 12, 2007 governing the grant of equity awards. In general, equity awards may be granted only at a meeting of the Compensation Committee or the entire Board during the “Trading Window,” as defined in the Company’s Insider Trading and Disclosure Policy for Designated Insiders. The Trading Window for a particular quarter is open beginning on the second business day following an earnings release with respect to the prior quarter until the 15th day of the third month of the quarter. The exercise price (if applicable) of all equity awards will be equal to the price at which the Company’s common stock was last sold on the date of grant.

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

The following table summarizes the weighted average fair value of options granted for the years ended December 31, 2007, 2006 and 2005, respectively, determined using the Black-Scholes option pricing model and the assumptions used in their determination. Due to the unusual market conditions and significant volatility in the Company’s stock price during 2007, the expected volatility for options granted in 2007 was based on historical volatility of the Company’s stock. The historical volatility was estimated based on a period of time during the Company’s past which management believed would be representative of the expected volatility for the life of the options granted. For 2006 and 2005, expected volatilities were based on implied volatilities from traded options on the Company’s common stock. The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which employees and directors are expected to hold their options and is based on the Company’s historical experience with similar grants. The Company’s options have DERs and accordingly, the assumed dividend yield was zero for these options.

	2007	2006	2005 (A)
Weighted average:
Fair value, at date of grant	$10.06	$12.48	$14.25
Expected life in years	5	5	2
Annual risk-free interest rate	4.46%	4.7%	4.4%
Volatility	65.0%	37.5%	33.3%
Dividend yield	0.0%	0.0%	0.0%

(A)	Includes the assumptions used in the revaluation of modified options. The weighted average expected life of newly granted options in 2005 (not including prior year granted options modified in 2005) was four years.

The following table summarizes activity, pricing and other information for the Company’s stock options activity for the year ended December 31, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at the beginning of the year	124,432	$94.60
Granted	217,101	15.08
Exercised	(6,875)	30.48
Forfeited or expired	(67,316)	37.41

Outstanding at the end of the year	267,342	$47.81	7.94	$(12,009)

Exercisable at the end of the year	81,499	$77.45	5.52	$(6,076)

Stock options expected to vest at the end of the year	41,468	$68.23	8.56	$(2,710)

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $51,925, $1.1 million and $3.2 million, respectively. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $2.0 million and $1.3 million, respectively.

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

For options that vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options as a result of DERs associated with the option. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. Certain of the options exercised in 2007, 2006 and 2005 had DERs payable in additional shares of stock attached to them when issued. As a result of these exercises, an additional 8,766, 15,793 and 13,972 shares of common stock were issued in 2007, 2006 and 2005, respectively.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The Company granted and issued shares of restricted stock during 2007, 2006 and 2005. The 2007 and 2006 restricted stock awards vest at the end of 5 years and the 2005 restricted stock awards vest at the end of 10 years.

During 2005, the Company granted restricted shares to employees and officers under Performance Contingent Deferred Stock Award Agreements. Under the agreements, the Company would have issued shares of restricted stock if certain performance targets were achieved by the Company within a three-year period. As of December 31, 2007 which is the end of the three-year period, the targets were not achieved and the shares were subsequently forfeited.

In November 2004, the Company entered into a Performance Contingent Deferred Stock Award Agreement with an executive of the Company. Under the agreement, the Company will issue shares of restricted stock if certain performance targets based on wholesale nonconforming origination volume are achieved by the Company within a five-year period. The shares vest equally over four years upon issuance. The agreement was terminated in 2007.

The following table presents information on restricted stock outstanding as of December 31, 2007.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of year	55,219	$111.52
Granted	115,463	16.72
Vested	(2,237)	185.68
Forfeited	(61,234)	28.55

Outstanding at the end of period	107,211	$36.50

The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2007, 2006 and 2005 was $16.72, $124.76 and $163.84, respectively.

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$25,364	$25,364	$150,522	$150,522
Restricted cash	8,998	8,998	—	—
Mortgage loans - held-in-portfolio	2,870,013	2,459,105	2,116,535	2,141,028
Mortgage securities - available-for-sale	33,371	33,371	349,312	349,312
Mortgage securities - trading	109,203	109,203	329,361	329,361
Accrued interest receivable	61,704	61,704	29,109	29,109
Financial liabilities:
Borrowings:
Short-term	45,488	45,488	503,680	503,680
Asset-backed bonds secured by mortgage loans	3,065,746	2,410,894	2,067,490	2,067,490
Asset-backed bonds secured by mortgage securities	74,385	74,385	9,519	9,467
Junior subordinated debentures	83,561	83,561	83,041	83,041
Accrued interest payable	6,903	6,903	4,820	4,820
Derivative instruments:
Interest rate cap agreements	(85)	(85)	1,085	1,085
Interest rate swap agreements	9,441	9,441	2,965	2,965
Credit-default swap agreements	(2,460)	(2,460)	—	—

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash approximates its carrying value.

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

Mortgage securities – trading – Mortgage securities – trading is made up of residual securities and subordinated securities. The fair value of residual securities is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The fair value of the subordinated securities is estimated using quoted market prices.

Borrowings – The fair value of short-term borrowings and junior subordinated debentures approximates their carrying value as the borrowings bear interest at rates that approximate current market rates for similar borrowings. The fair value of asset-backed bonds secured by mortgage loans was estimated using observable market prices for similar borrowings at December 31, 2007. At December 31, 2006, the fair value of asset-backed bonds secured by mortgage loans approximated its carrying value as the interest rate on the borrowings approximated current market rates for similar borrowings as of that date. The fair value of asset-backed bonds secured by mortgage securities is approximated using quoted market prices.

Derivative instruments – The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate rates. The fair value of commitments to originate mortgage loans is estimated using the Black-Scholes option pricing model.

Accrued interest receivable and payable – The fair value of accrued interest receivable and payable approximates their carrying value.

Note 22. Supplemental Disclosure of Cash Flow Information

(dollars in thousands)

	2007	2006	2005
Cash paid for interest	$310,293	$242,014	$79,880
Cash paid (received) for income taxes	6,012	2,836	(4,712)
Cash received on mortgage securities – available-for-sale with no cost basis	3,475	5,407	17,564
Cash received for dividend reinvestment plan	—	5,937	3,903
Non-cash investing and financing activities:
Cost basis of securities retained in securitizations	56,387	244,978	332,420
Transfer of mortgage securities – trading from mortgage securities – available-for-sale (A)	46,683	—	—
Transfer of loans to held-in-portfolio from held-for-sale	1,880,340	2,663,731	—
Assets acquired through foreclosure	120,148	25,601	2,891
Dividends payable	3,816	1,663	45,070
Tax benefit derived from capitalization of affiliate	7,195	7,173	—
Restricted stock issued in satisfaction of prior year accrued bonus	—	283	262

(A)	Transfer was made upon adoption of SFAS 159.

See notes to consolidated financial statements.

Note 23. Condensed Quarterly Financial Information (unaudited)

The Company undertook Exit Plans during 2007 to align its organization and costs with its decision to discontinue its mortgage lending and mortgage servicing operations. The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with SFAS 144, the Company has reclassified the operating results of its entire mortgage lending segment and loan servicing segment as discontinued operations in the consolidated statements of operations for the year ended December 31, 2007, 2006 and 2005.

As of June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company has reclassified the operating results of NHMI through December 31, 2007, as discontinued operations in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 in accordance with SFAS 144.

The Company’s condensed consolidated quarterly operating results for the three months ended March 31, June 30, September 30, and December 31, 2007 and 2006 as revised from amounts previously reported to account for all operations discontinued through December 31, 2007 are as follows (dollars in thousands, except per share amounts):

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net interest income before credit losses	$33,884	38,194	25,368	40,431	$40,808	50,134	44,604	37,242
Credit losses	(19,913)	(73,254)	(99,159)	(72,962)	(3,545)	(6,045)	(10,286)	(10,255)
(Losses) gains on sales of mortgage assets	—	(212)	12	64	328	34	168	(168)
Gains (losses) on derivative instruments	378	6,128	(9,394)	(8,109)	—	109	—	—
(Loss) income from continuing operations before income tax (benefit) expense	(23,777)	(90,963)	(175,433)	(110,812)	18,046	14,398	10,972	(9,665)
Income tax (benefit) expense	(115,376)	(71,206)	245,783	7,311	(5,557)	(4,365)	(5,376)	(6,344)
Income (loss) from continuing operations	91,599	(19,757)	(421,216)	(118,123)	23,603	18,763	16,348	(3,321)
(Loss) income from discontinued operations, net of income tax	(45,586)	(33,120)	(174,155)	(3,919)	425	15,973	12,230	(11,083)
Net income (loss)	46,013	(52,877)	(595,371)	(122,042)	24,028	34,736	28,578	(14,404)
Dividends on preferred stock	(1,663)	(1,663)	(2,634)	(2,845)	(1,663)	(1,663)	(3,327)	—
Net income (loss) available to common shareholders	44,350	(54,540)	(598,005)	(124,887)	22,365	33,073	25,251	(14,404)

Basic earnings per share:
Income (loss) from continuing operations available to common shareholders	$9.65	(2.29)	(45.40)	(12.96)	$2.71	2.07	1.51	(0.36)
(Loss) income from discontinued operations, net	(4.89)	(3.55)	(18.65)	(0.42)	0.05	1.93	1.42	(1.20)

Net income (loss) available to common shareholders	$4.76	(5.84)	(64.05)	(13.38)	$2.76	4.00	2.93	(1.56)

Diluted earnings per share:
Income (loss) from continuing operations available to common shareholders	$9.60	(2.29)	(45.40)	(12.96)	$2.69	2.05	1.50	(0.36)
(Loss) income from discontinued operations, net	(4.86)	(3.55)	(18.65)	(0.42)	0.05	1.92	1.41	(1.20)

Net income (loss) available to common shareholders	$4.74	(5.84)	(64.05)	(13.38)	$2.74	3.97	2.91	(1.56)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant losses incurred in 2007, the deficit in shareholders’ equity, the disruption in the credit markets and related liquidity issues, the sale of its loan servicing operations and the decision to cease all of its mortgage lending operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the Consolidated Financial Statements, in 2007 the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements”, FASB Statement No. 159, “Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115”, and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

March 28, 2008

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NovaStar Financial, Inc.

Kansas City, Missouri

We have audited the internal control over financial reporting of NovaStar Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 28, 2008 expressed an unqualified opinion on those financial statements, and contains explanatory paragraphs regarding the Company’s ability to continue as a going concern and changes in accounting methods.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

March 28, 2008

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

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to Items 403 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which our common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	267,342	(A)	$47.81	304,764	(B)
Equity compensation plans not approved by stockholders	—		—	—

Total	267,342		$47.81	304,764	(B)

(A)	Certain of the options have dividend equivalent rights (DERs) attached to them when issued. As of December 31, 2007, these options have 22,149 DERs attached.
(B)	Represents shares that may be issued pursuant to the Company’s 2004 Incentive Stock Plan, which provides for the grant of qualified incentive stock options, non-qualified stock options, deferred stock, restricted stock, restricted stock units, performance share awards, dividend equivalent rights and stock appreciation awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.
(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
2.1[1]	Servicing Rights Transfer Agreement, dated as of October 12, 2007, between Saxon Mortgage Services, Inc. and NovaStar Mortgage, Inc.

3.1[2]	Articles of Amendment and Restatement of NovaStar Financial, Inc. (including all amendments and applicable Articles Supplementary)

3.1.1[3]	Certificate of Amendment of the Registrant

3.2[4]	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005

4.1[5]	Specimen Common Stock Certificate

4.2[6]	Specimen Preferred Stock Certificate

10.1[7]	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman

10.1.1[8]	Amendment dated December 20, 2006 to the Employment Agreement dated September 30, 1996 between NovaStar Financial Inc., and Scott F. Hartman.

10.2[9]	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson

10.2.1[10]	Amendment dated December 20, 2006 to the Employment Agreement dated September 30, 1996 between NovaStar Financial Inc., and W. Lance Anderson.

10.3[11]	Employment Agreement between NovaStar Mortgage, Inc. and David A. Pazgan, Executive Vice President of NovaStar Mortgage, Inc.

10.3.1[12]	Amendment dated December 20, 2006 to the Employment Agreement dated July 15, 2004 between NovaStar Mortgage Inc., and Dave Pazgan.

10.4[13]	Separation and Consulting Agreement, dated as of October 16, 2007 among NovaStar Mortgage and David A. Pazgan.

10.5[14]	Employment Agreement between NovaStar Financial, Inc. and Jeffrey D. Ayers, Senior Vice President, General Counsel and Secretary

10.6[15]	Employment Agreement between NovaStar Financial, Inc. and Gregory S. Metz, Senior Vice President and Chief Financial Officer

10.6.1[16]	Amendment dated December 20, 2006 to the Employment Agreement dated July 15, 2004 between NovaStar Financial Inc., and Gregory Metz.

10.7[17]	Separation and Consulting Agreement, dated as of January 3, 2008, by and between NovaStar Financial, Inc. and Gregory Metz.

10.8[18]	Employment Agreement between NovaStar Financial, Inc. and Michael L. Bamburg, Executive President and Chief Investment Officer

10.9	Employment Agreement between NovaStar Financial, Inc. and Todd M. Phillips, dated December 17, 2007

1	Incorporated by reference to Exhibit 2.1 to Form 10-Q filed by the Registrant on November 14, 2007.
2	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed by the Registrant on August 9, 2007.
3	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on May 26, 2005.
4	Incorporated by reference to Exhibit 3.3.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
5	Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
6	Incorporated by reference to Exhibit 4.3 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
7	Incorporated by reference to Exhibit 10.8 to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
8	Incorporated by reference to Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
9	Incorporated by reference to Exhibit 10.9 to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
10	Incorporated by reference to Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
11	Incorporated by reference to Exhibit 10.27 to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
12	Incorporated by reference to an Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
13	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 18, 2007
14	Incorporated by reference to Exhibit 10.28 to Form 10-K filed by the Registrant with the SEC on March 1, 2007.
15	Incorporated by reference to Exhibit 10.31 to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
16	Incorporated by reference to Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
17	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on January 8, 2008.
18	Incorporated by reference to Exhibit 10.32 to Form 8-K filed by the Registrant with the SEC on March 28, 2007.

10.10	Retention Agreement, dated as of December 17, 2007, by and between NovaStar Financial, Inc. and Todd M. Phillips

10.11[19]	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken.

10.12[20]	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries

10.13[21]	NovaStar Mortgage, Inc. Deferred Compensation Plan Amended and Restated Effective as of December 31, 2007

10.13.1[22]	Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan

10.13.2[23]	Amendment One to the Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan

10.14[24]	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996

10.15[25]	NovaStar Financial Inc. 2004 Incentive Stock Plan

10.15.1[26]	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan

10.15.2[27]	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.15.3[28]	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.15.4[29]	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

10.16[30]	NovaStar Financial, Inc. Executive Bonus Plan

10.17[31]	2005 Compensation Plan for Independent Directors

10.18[32]	NovaStar Financial, Inc. Long Term Incentive Plan

10.19[33]	Purchase Agreement, dated March 15, 2005, among NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital Trust I, Merrill Lynch International and Taberna Preferred Funding I, LTD

10.20[34]	Amended and Restated Trust Agreement, dated March 15, 2005, between NovaStar Financial, Inc., JPMorgan Chase Bank, Chase Bank USA and certain administrative trustees

10.21[35]	Junior Subordinated Indenture, dated March 15, 2005, between NovaStar Financial, Inc., and JPMorgan Chase Bank

10.22[36]	Parent Guarantee Agreement, dated March 15, 2005, between NovaStar Financial, Inc., and JP Morgan Chase Bank

10.23[37]	Purchase Agreement, dated April 18, 2006, among NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital Trust II and Kodiak Warehouse LLC

10.24[38]	Amended and Restated Trust Agreement, dated April 18, 2006, between NovaStar Mortgage, Inc., JPMorgan Chase Bank, NA Chase Bank USA, NA and certain administrative trustees as well as the form of security representing the Junior Subordinated Notes and the form of Trust Preferred Securities Certificate

10.25[39]	Junior Subordinated Indenture, dated April 18, 2006 between NovaStar Mortgage, Inc., NovaStar Financial, Inc. and JPMorgan Chase Bank, NA

10.26[40]	Parent Guarantee Agreement, dated April 18, 2006, between NovaStar Financial, Inc. and JP Morgan Chase Bank, NA

19	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008.
20	Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005.
21	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 21, 2007.
22	Incorporated by reference to Exhibit 4.6 to Form S-8 filed by the Registrant with the SEC on November 29, 2006.
23	Incorporated by reference to Exhibit 10.45.1 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
24	Incorporated by reference to Exhibit 10.14 to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
25	Incorporated by reference to Exhibit 10.15 to Form S-8 filed by the Registrant with the SEC on June 30, 2004.
26	Incorporated by reference to Exhibit 10.46 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
27	Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
28	Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
29	Incorporated by reference to Exhibit 10.25.3 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
30	Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Registrant with the SEC on March 15, 2007.
31	Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
32	Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006.
33	Incorporated by reference to Exhibit 10.34 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
34	Incorporated by reference to Exhibit 4.4 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
35	Incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
36	Incorporated by reference to Exhibit 4.6 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
37	Incorporated by reference to Exhibit 10.38 to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
38	Incorporated by reference to Exhibit 10.39 to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
39	Incorporated by reference to Exhibit 10.40 to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
40	Incorporated by reference to Exhibit 10.41 exhibit to Form 8-K filed by the Registrant with the SEC on April 24, 2006.

10.27[41]	Master Repurchase Agreement (2007 Residual Securities), dated as of April 18, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC and NovaStar Certificates Financial Corporation

10.27.1[42]	Amendment Number One to Master Repurchase Agreement (Residual Securities), dated as of May 10, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NovaStar Financial, Inc., NFI Holding Corporation and HomeView Lending, Inc.

10.27.2[43]	Amendment Number Two, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Residual Securities), dated as of April 18, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., NovaStar Financial, Inc. and NFI Holding Corporation

10.27.3[44]	Letter Agreement (Release of Security Interest relating to Master Repurchase Agreement (2007 Residual Securities)), dated as of January 4, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation, NovaStar Financial, Inc., HomeView Lending, Inc., Wachovia Investment Holdings, LLC, and Wachovia Capital Markets, LLC.

10.28[45]	Guaranty, dated as of April 18, 2007, made by NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage Inc. and Homeview Lending, Inc. in favor of Wachovia Investment Holdings, LLC

10.29[46]	Collateral Security, Setoff and Netting Agreement, dated as of April 18, 2007, among Wachovia Bank, NA, Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc. and certain of their respective affiliates

10.30[47]	Master Repurchase Agreement (2007 Servicing Rights), dated as of April 25, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, and NovaStar Mortgage, Inc

10.30.1[48]	Amendment Number One to Master Repurchase Agreement (2007 Servicing Rights), dated as of May 10, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Holding Corporation and HomeView Lending, Inc.

10.30.2[49]	Amendment Number Two, dated as of September 7, 2007 to Master Repurchase Agreement (2007 Servicing Rights), dated as of April 25, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Holding Corporation and HomeView Lending, Inc.

10.30.3[50]	Amendment Number Three, dated as of October 22, 2007, to the Master Repurchase Agreement (2007 Servicing Rights), dated as of April 25, 2007, among Wachovia Bank, N.A., as Buyer, Wachovia Capital Markets, LLC, as Agent, NovaStar Mortgage, Inc., as Seller and a Guarantor, and NovaStar Financial, Inc., NFI Holding Corporation, and HomeView Lending, Inc., as Guarantors.

10.31[51]	Guaranty and Pledge Agreement, dated as of April 25, 2007, made by NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage Inc. and HomeView Lending, Inc. in favor of Wachovia Bank, N.A.

10.32[52]	Amended and Restated Master Repurchase Agreement, dated January 5, 2007, among DB Structured Products, Inc., Aspen Funding Corp., and Newport Funding Corp., as Buyers, and NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, Acceleron Lending, Inc., and HomeView Lending, Inc., as Sellers

10.33[53]	Master Repurchase Agreement, dated August 2, 2006, among Aspen Funding Corp., Newport Funding Corp., and Deutsche Bank Securities, Inc., as Buyers, and NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, and NovaStar Mortgage, Inc., as Sellers

10.34[54]	Guaranty dated August 2, 2006, by NovaStar Financial, Inc., as Guarantor, in favor of Buyers

41	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
42	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
43	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
44	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on January 10, 2008.
45	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
46	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
47	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 1, 2007.
48	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
49	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
50	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 25, 2007.
51	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 1, 2007.
52	Incorporated by reference to Exhibit 10.58 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
53	Incorporated by reference to Exhibit 10.59 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
54	Incorporated by reference to Exhibit 10.60 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.

10.35[55]	Amended and Restated Master Netting Agreement dated January 5, 2007, among DB Structured Products, Inc., Aspen Funding Corp., and Newport Funding Corp., and NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, Acceleron Lending, Inc., and HomeView Lending, Inc.

10.36[56]	Master Repurchase Agreement dated May 19, 2006 between Greenwich Capital Financial Products, Inc., as Buyer, and NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers

10.36.1[57]	Amendment Number One to Master Purchase Agreement, dated September 20, 2006, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers, and Greenwich Capital Financial Products, Inc., as Buyer

10.36.2[58]	Amendment Number Two to Master Purchase Agreement, dated October 27, 2006, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers, and Greenwich Capital Financial Products, Inc., as Buyer

10.36.3[59]	Amendment Number Three to Master Purchase Agreement, dated November 9, 2006, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Home Mortgage, Inc., NovaStar Certificates Financing Corporation, NovaStar Certificates Financing LLC, HomeView Lending, Inc., and Acceleron Lending, Inc., as Sellers, and Greenwich Capital Financial Products, Inc., as Buyer

10.37[60]	Master Repurchase Agreement dated June 30, 2006 between Greenwich Capital Financial Products, Inc., as Buyer, and NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corporation, as Sellers

10.38[61]	Guaranty dated June 30, 2006, by NovaStar Financial, Inc., as Guarantor, in favor of Buyer

10.39[62]	Sales Agreement between NovaStar Financial, Inc. and Cantor Fitzgerald & Co., dated September 8, 2006

10.40[63]	Master Repurchase Agreement (2007 Whole Loan), dated as of May 9, 2007, among Wachovia Bank, N.A., NFI Repurchase Corporation, NMI Repurchase Corporation, HomeView Lending, Inc., NMI Property Financing, Inc., NovaStar Financial, Inc., NFI Holding Corporation and NovaStar Mortgage, Inc.

10.40.1[64]	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Whole Loan), dated as of May 9, 2007, among Wachovia Bank, N.A., NFI Repurchase Corporation, NMI Repurchase Corporation, HomeView Lending, Inc., NMI Property Financing, Inc., NovaStar Financial, Inc., NFI Holding Corporation and NovaStar Mortgage, Inc.

10.41[65]	Guaranty, dated as of May 9, 2007, among NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage, Inc., HomeView Lending, Inc. and Wachovia Bank, NA

10.42[66]	Master Repurchase Agreement (2007 Non-Investment Grade Securities), dated as of May 31, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation and NovaStar Financial, Inc.

10.42.1[67]	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (Non-Investment Grade Securities), dated as of May 31, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corp.

10.43[68]	Guaranty, dated as of May 31, 2007, among NovaStar Financial, Inc., NFI Holding Corporation and Wachovia Investment Holdings, LLC

55	Incorporated by reference to Exhibit 10.61 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
56	Incorporated by reference to Exhibit 10.62 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
57	Incorporated by reference to Exhibit 10.62.1 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
58	Incorporated by reference to Exhibit 10.62.2 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
59	Incorporated by reference to Exhibit 10.62.3 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
60	Incorporated by reference to Exhibit 10.63 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
61	Incorporated by reference to Exhibit 10.64 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
62	Incorporated by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the SEC on September 8, 2006.
63	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
64	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
65	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
66	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
67	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
68	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on June 6, 2007

10.44[69]	Master Repurchase Agreement (2007 Investment Grade Securities), dated as of May 31, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation and NovaStar Financial, Inc.

10.44.1[70]	Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (Investment Grade Securities), dated as of May 31, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., and NovaStar Financial, Inc. and NFI Holding Corporation.

10.45[71]	Guaranty, dated as of May 31, 2007, among NovaStar Financial, Inc., NFI Holding Corporation and Wachovia Bank, N.A.

10.46[72]	Waiver Agreement dated August 17, 2007 by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A., Wachovia Capital Markets, LLC and Wachovia Investment Holdings, LLC.

10.46.1[73]	Waiver Agreement, dated as of November 7, 2007, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.2[74]	Waiver Agreement, dated as of November 30, 2007, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.3[75]	Waiver Agreement, dated as of December 7, 2007, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.4[76]	Waiver Agreement, dated as of January 4, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.5[77]	Waiver Agreement, dated February 4, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.6[78]	Waiver Agreement, dated February 11, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.7[79]	Waiver Agreement, dated March 11, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.47[80]	Securities Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.48[81]	Standby Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

69	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
70	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
71	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
72	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 23, 2007
73	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 14, 2007.
74	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 5, 2007.
75	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 10, 2007.
76	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on January 10, 2008.
77	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on February 8, 2008.
78	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on February 15, 2008.
79	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 14, 2008.
80	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
81	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007

10.49[82]	Registration Rights and Shareholders Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.50[83]	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Scott Hartman

10.51[84]	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Lance Anderson

10.52[85]	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Mike Bamburg

11.1[86]	Statement Regarding Computation of Per Share Earnings

14.1[87]	NovaStar Financial, Inc. Code of Conduct

21.1	Subsidiaries of the Registrant

23.1	Consents of Deloitte & Touche LLP

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

82	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
83	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
84	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
85	Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
86	See Note 17 to the condensed consolidated financial statements
87	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 14, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC
(Registrant)

DATE: April 1, 2008	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE: April 1, 2008	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

DATE: April 1, 2008	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer (Principal Financial Officer)

DATE: April 1, 2008	/s/ TODD M. PHILLIPS
Todd M. Phillips, Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

DATE: April 1, 2008	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE: April 1, 2008	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE: April 1, 2008	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE: April 1, 2008	/s/ DONALD M. BERMAN
Donald M. Berman, Director