Form 10-Q
period 2008-03-31
NOVASTAR FINANCIAL INC
filed 2008-05-19
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2008 was 9,391,341.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	March 31, 2008	December 31, 2007
Assets
Unrestricted cash and cash equivalents	$12,524	$25,364
Restricted cash	9,160	8,998
Mortgage loans – held-in-portfolio, net of allowance of $445,120 and $230,138, respectively	2,483,560	2,870,013
Mortgage securities – trading	51,724	109,203
Mortgage securities – available-for-sale	15,134	33,371
Real estate owned	83,764	76,614
Accrued interest receivable	62,286	61,704
Other assets	15,695	37,244
Assets of discontinued operations	3,663	8,255

Total assets	$2,737,510	$3,230,766

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,922,279	$3,065,746
Asset-backed bonds secured by mortgage securities	33,122	74,385
Short-term borrowings secured by mortgage securities	18,877	45,488
Junior subordinated debentures	83,694	83,561
Due to servicer	66,820	56,450
Derivative instruments, net	21,907	9,356
Accounts payable and other liabilities	34,462	47,852
Liabilities of discontinued operations	50,804	59,416

Total liabilities	3,231,965	3,442,254

Commitments and contingencies (Note 7)

Shareholders’ deficit :
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,391,341 and 9,439,273 shares, issued and outstanding, respectively	94	94
Additional paid-in capital	786,427	786,342
Accumulated deficit	(1,282,308)	(996,649)
Accumulated other comprehensive income (loss)	1,473	(1,117)
Other	(192)	(209)

Total shareholders’ deficit	(494,455)	(211,488)

Total liabilities and shareholders’ deficit	$2,737,510	$3,230,766

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2008	2007
Interest income	$71,465	$83,659
Interest expense	36,281	49,775

Net interest income before provision for credit losses	35,184	33,884
Provision for credit losses	(249,316)	(19,913)

Net interest (loss) income after provision for credit losses	(214,132)	13,971

Other operating expense:
(Losses) gains on derivative instruments	(15,587)	378
Fair value adjustments	(12,716)	(9,491)
Impairment on mortgage securities – available-for-sale	(19,380)	(3,424)
Premiums for mortgage loan insurance	(4,275)	(2,808)
Servicing fee expense	(3,697)	—
Other income, net	11	13

Total other operating expense	(55,644)	(15,332)

General and administrative expenses:
Compensation and benefits	2,549	8,750
Office administration	1,911	3,078
Professional and outside services	2,268	7,718
Travel and other	145	2,869

Total general and administrative expenses	6,873	22,415

Loss from continuing operations before income tax expense (benefit)	(276,649)	(23,776)
Income tax expense (benefit)	650	(115,376)

(Loss) income from continuing operations	(277,299)	91,600
Loss from discontinued operations, net of income tax	(5,370)	(45,586)

Net (loss) income	(282,669)	46,014
Dividends on preferred shares	(3,288)	(1,663)

Net (loss) income available to common shareholders	$(285,957)	$44,351

Basic earnings per share:
(Loss) income from continuing operations available to common shareholders	$(30.05)	$9.65
Loss from discontinued operations, net of income tax	(0.58)	(4.89)

Net (loss) income available to common shareholders	$(30.63)	$4.76

Diluted earnings per share:
(Loss) income from continuing operations available to common shareholders	$(30.05)	$9.60
Loss from discontinued operations, net of income tax	(0.58)	(4.86)

Net (loss) income available to common shareholders	$(30.63)	$4.74

Weighted average basic shares outstanding	9,337,158	9,320,615

Weighted average diluted shares outstanding	9,337,158	9,366,552

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited; dollars in thousands)

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Shareholders’ Deficit
Balance, January 1, 2008	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)
Forgiveness of founders’ notes receivable	—	—	—	—	—	—	17	17
Compensation recognized under stock compensation plans	—	—	—	84	—	—	—	84
Accumulating dividends on preferred stock	—	—	—	—	(3,288)	—	—	(3,288)
Other	—	—	—	1	298	—	—	299

Comprehensive loss:
Net loss					(282,669)			(282,669)
Other comprehensive loss						2,590		2,590

Total comprehensive loss								(280,079)

Balance, March 31, 2008	$30	$21	$94	$786,427	$(1,282,308)	$1,473	$(192)	$(494,455)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(282,669)	$46,014
Loss from discontinued operations	(5,370)	(45,586)

(Loss) income from continuing operations	(277,299)	91,600
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of available-for-sale and trading securities	(14,730)	(30,363)
Interest capitalized on loans held-in-portfolio	(7,434)	(12,998)
Amortization of premiums on mortgage loans	3,459	6,459
Amortization of deferred debt issuance costs	(564)	2,433
Provision for credit losses	249,316	19,913
Impairments on mortgage securities – available-for-sale	19,380	3,424
Fair value adjustments	12,716	9,491
Losses (gains) on derivative instruments	15,587	(378)
Compensation recognized under stock compensation plans	84	77
Forgiveness of founders’ promissory notes	17	35
Depreciation expense	278	673
Provision for deferred income taxes	—	(116,342)
Changes in:
Accrued interest receivable	(582)	(26,161)
Derivative instruments, net	475	893
Other assets	4,262	(65,690)
Due to servicer	10,370	—
Accounts payable and other liabilities	(11,754)	14,698

Net cash provided by (used in) operating activities from continuing operations	3,581	(102,236)
Net cash used in operating activities from discontinued operations	(10,501)	(1,420,461)

Net cash used in operating activities	(6,920)	(1,522,697)
Cash flows from investing activities:
Proceeds from paydowns on mortgage securities—available-for-sale	13,861	83,021
Proceeds from paydowns of mortgage securities—trading	17,236	5,163
Proceeds from repayments of mortgage loans held-in-portfolio	111,306	229,743
Proceeds from sales of assets acquired through foreclosure	22,656	—
Cash used to collateralize letter of credit	(162)	—
Purchases of property and equipment	—	(1,777)

Net cash provided by investing activities	164,897	316,150
Net cash provided by investing activities from discontinued operations	1,115	2,964

Net cash provided by investing activities	166,012	319,114

Continued

	For the Three Months Ended March 31,
	2008	2007
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds, net of debt issuance costs	—	2,098,408
Payments on asset-backed bonds	(145,145)	(229,001)
Net change in short-term borrowings	(26,611)	(213,504)
Proceeds from issuance of capital stock and exercise of equity instruments	—	3,400
Dividends paid on vested stock options	(176)	(380)
Dividends paid on preferred stock	—	(1,663)

Net cash (used in) provided by financing activities from continuing operations	(171,932)	1,657,260
Net cash used in financing activities from discontinued operations	—	(540,834)

Net cash (used in) provided by financing activities	(171,932)	1,116,426

Net decrease in cash and cash equivalents	(12,840)	(87,157)
Cash and cash equivalents, beginning of period	25,364	150,522

Cash and cash equivalents, end of period	$12,524	$63,365

Supplemental Disclosure of Cash Flow Information

(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash paid for interest	$36,016	$76,206
Cash paid for income taxes	2,547	742
Cash received on mortgage securities – available-for-sale with no cost basis	—	1,932
Non-cash investing and financing activities:
Transfer of loans to held-in-portfolio from held-for-sale	—	1,880,340
Transfer of mortgage securities – trading from mortgage securities – available-for-sale (A)	—	46,683
Assets acquired through foreclosure	29,806	20,254
Dividends payable	7,103	1,663

(A)	Transfer was made upon adoption of SFAS 159.

See notes to condensed consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the quarterly period ended March 31, 2008 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations—NovaStar Financial, Inc. (“NFI”) and its subsidiaries (the “Company”) operate as a non-conforming residential mortgage portfolio manager. Prior to changes in its business in 2007 and early 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2007, the Company announced that it would not be able to pay a dividend on its common stock with respect to its 2006 taxable income, and as a result the Company’s status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of the Company’s REIT status resulted in it becoming taxable as a C corporation for 2006 and subsequent years.

Financial Statement Presentation—The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, reserve for losses on third party sales, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As of March 31, 2008, the Company’s total liabilities exceeded its total assets under Generally Accepted Accounting Principles (“GAAP”), resulting in a shareholders’ deficit. The Company’s losses, negative cash flows from operations and its shareholders’ deficit raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet the Company’s obligations.

The Company’s condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation, as follows.

•

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of its mortgage lending segment and loan servicing segment as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2007.

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

•

The Company created a new line item on the condensed consolidated balance sheet named “Derivative instruments, net” to separate balances related to its derivative instruments which were previously reported in the “Accounts payable and other liabilities” line item as of December 31, 2007. The line item was created due to the materiality of the amounts recorded as of March 31, 2008.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Liquidity, Business Plan, Significant Events and Material Trends

Described below are some of the marketplace conditions, significant events and known material trends and uncertainties that may impact the Company’s future results of operations as it continues into 2008.

Current Liquidity and Near-Term Obligations—The Company used $4.9 million in cash to fully repay outstanding indebtedness to Wachovia on May 9, 2008 and used $2.1 million of cash on May 8, 2008 to satisfy certain terms of the American Interbanc Mortgage (“AIM”) Settlement Agreement. See Note 7 for further discussion of the AIM Settlement Agreement. As of May 15, 2008, the Company had approximately $3 million in unrestricted cash and cash equivalents. On May 30, 2008, the Company has quarterly interest payments due on its trust preferred securities of approximately $1.7 million, which previously became due but were deferred. See below for further discussion of the Company’s near-term obligations on its trust preferred securities. Additionally, the Company expects to have near-term payments for pending litigation settlements, lease terminations and other normal operating expenses. Lease and other contract termination payments will vary, depending on negotiations and available cash. The Company’s current projections indicate sufficient available cash and cash flows from its mortgage assets to meet these short-term payment needs. However, the Company’s mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. Therefore, no assurances can be given that the Company will be able to meet its cash flow needs, in which case it would be required to seek protection of applicable bankruptcy laws.

Trust Preferred Obligations—To preserve short-term liquidity flexibility, on March 30, 2008, NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of NFI, did not make a quarterly interest payment of $1.3 million due on its unsecured junior subordinated notes issued to NovaStar Capital Trust I and NovaStar Capital Trust II. In addition, on April 30, 2008, NMI did not make a quarterly interest payment of $0.4 million. As a result, Trust I and Trust II were unable to make corresponding payments owed to the holders of the trust preferred securities issued by the trusts. NFI has guaranteed NMI’s obligations under these notes, including NMI’s obligations to make periodic interest payments thereon. Under the terms of the indentures governing the notes, NMI had a grace period of 30 days from March 30, 2008 and April 30, 2008 (the respective interest payment due dates) before the nonpayment gave the parties to, or beneficiaries of, the indentures a right to accelerate the obligations under the notes based on these payment failures.

NMI, NFI, and the trustees and security holders of NovaStar Capital Trust I and NovaStar Capital Trust II entered into Forbearance Agreements, dated April 29, 2008, under which the security holders and the trustees agreed to forbear in the exercise of their rights and remedies under the respective indenture, the respective notes and the other applicable documents and instruments with respect to these payment failures until May 30, 2008. Other than with respect to the payment failures, the parties to each indenture preserved all of their rights and remedies under the applicable indenture, the applicable notes and the other applicable documents and instruments related thereto. As a condition to the aforementioned forbearance, until May 30, 2008, NMI agreed: (1) not to incur any additional indebtedness (other than ordinary trade accounts payable); (2) not to convey, transfer, or lease any of its properties and assets (other than in the ordinary course of business); (3) not to consolidate with or merge into any other person; and (4) to fully repay all outstanding borrowings and remaining fees due to Wachovia.

While the Company has repaid the outstanding borrowings and fees to Wachovia and intends to negotiate with the applicable parties to restructure the terms of the indentures and to make the payments required thereunder on or before May 30, 2008, there can be no assurance that it will be able to do so. In the event that the Company is unable to restructure the terms of the indentures or fails to pay the interest owed on the notes as required by the Forbearance Agreements, the parties to the Forbearance Agreements may seek an acceleration of the obligations under the indentures. Such an event would have a material adverse effect on the Company and its financial condition and liquidity and would be likely to cause the Company to seek the protection of applicable bankruptcy laws.

Future Strategy, Liquidity and Going Concern Considerations – The Company will continue to focus on minimizing losses and preserving liquidity with its remaining operations which consists only of mortgage portfolio management. The Company’s residual and subordinated mortgage securities are currently its only source of cash flows. Based on current projections, the cash flows from its mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed, or prepayments are less than, the current assumptions. In addition, the Company has significant operating expenses associated with office leases, software contracts, and other obligations relating to its discontinued

operations, as well as periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. If, as the cash flows from its mortgage securities decrease, the Company is unable to recommence or invest in profitable operations, restructure its unsecured debt and contractual obligations or if the cash flows from its mortgage securities are less than currently anticipated, there can be no assurance that the Company will be able to realize its assets and discharge its liabilities in the normal course of business and continue as a going concern or avoid seeking the protection of applicable bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company has initiated efforts to restructure its indebtedness and certain contractual obligations and is assessing potential changes to elements of its capital structure, with the goal of negotiating and implementing changes to facilitate the achievement of long-term value. There can be no assurances that any of these efforts will be successful.

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

In the event the Company is able to significantly increase its liquidity position (as to which no assurance can be given), the Company may use excess cash to make certain investments if it determines that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies. Because of certain state licensing requirements, it is unlikely the Company will be able to directly recommence mortgage lending activities so long as the Company continues to have a shareholders’ deficit.

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

The market has also seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several cuts in short-term interest rates, which decreases the variable interest rates tied to one-month LIBOR within the Company’s securitizations which collateralize the Company’s mortgage securities and mortgage loans – held-in-portfolio. As a result, lower LIBOR rates could have positive effects on the cash flows the Company receives from its mortgage securities. However, these cash flows are also dependent on the credit and prepayment performance of the underlying collateral, which could offset any positive impact of decreased LIBOR rates.

Given the uncertainty regarding these market conditions, the Company expects to continue to operate with a historically low level of leverage and to continue to take actions in an effort to preserve liquidity and available cash.

Home prices - Recently, the Company has seen broad-based declines in housing values. Housing values could continue to decrease during the near term which could affect the Company’s credit loss experience, which will continue to impact its earnings, cash flows, financial condition and ability to continue as a going concern.

Loan Repurchases - When the Company sold mortgage loans, whether as whole loans or pursuant to a securitization, it made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. The Company’s whole loan sale agreements require it to repurchase or substitute mortgage loans in the event the Company breaches any of these representations or warranties. In addition, the Company may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, the Company is required to repurchase or substitute mortgage loans if it breaches a representation or warranty in connection with its securitizations. If a purchaser enforces its remedies against the Company, it may not be able to recover losses from the originating broker or correspondent. Repurchased loans cannot currently be financed by the Company. As a result, significant repurchase activity would further harm the Company’s liquidity, cash flow, and financial condition.

Credit Deterioration - The residential mortgage market has encountered difficulties which have adversely affected the Company’s performance. Delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in most states have declined, in some areas severely, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values is likely to result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the sub-prime mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of the Company’s mortgage securities and the mortgage loans held in its portfolio will be further reduced, which will adversely affect the Company’s operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

Note 2. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its condensed consolidated financial statements, however, the Company is still in the process of evaluating the impact of adopting SFAS 161.

Note 3. Mortgage Loans – Held in Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Mortgage loans – held-in-portfolio:
Outstanding principal	$2,899,725	$3,067,737
Net unamortized deferred origination costs	28,955	32,414

Amortized cost	2,928,680	3,100,151
Allowance for credit losses	(445,120)	(230,138)

Mortgage loans – held-in-portfolio	$2,483,560	$2,870,013

Weighted average coupon	8.66%	8.59%

Mortgage loans held-in-portfolio consist of loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125”. The NHES 2006-1 and NHES 2006-MTA1 securitizations do not meet the qualifying special purpose entity criteria necessary for sale treatment under SFAS 140 and related interpretations because after the loans are securitized the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company and, the Company, has discretion to call (other than a clean-up call) loans back from the trust. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for sale treatment under SFAS 140 and related interpretations because of the excessive benefit the Company receives from the derivative instruments delivered into the trust to counteract interest rate risk. Accordingly, the loans in these securitizations remain on the balance sheet as “loans held-in-portfolio”, retained interests were not created, and securitization bond financing is reflected on the balance sheet as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

At March 31, 2008 all of the loans classified as held-in-portfolio were pledged as collateral for the related securitization bond financing.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the three months ended March 31, 2008 and 2007, respectively (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$230,138	$22,452
Provision for credit losses	249,316	19,913
Charge-offs, net of recoveries	(34,334)	(7,454)

Balance, end of period	$445,120	$34,911

Note 4. Mortgage Securities – Available-for-Sale

As of March 31, 2008, and December 31, 2007, mortgage securities – available-for-sale consist entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but does not include the NMFT Series 2007-2 residual security, which was designated as trading as a result of the Company’s adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”) on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement. As a result, the NMFT Series 2007-2 residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of March 31, 2008	$11,813	$3,321	$—	$15,134	25.00%
As of December 31, 2007	$33,302	$69	$—	$33,371	26.94%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the three months ended March 31, 2008 and 2007, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized an impairment on mortgage securities – available-for-sale of $19.4 million and $3.4 million during the three months ended March 31, 2008 and 2007, respectively.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of March 31, 2008 to mature in one to five years.

Note 5. Mortgage Securities – Trading

As of March 31, 2008 and December 31, 2007, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted market prices. Refer to Note 9 for a description of the valuation methods as of December 31, 2007 and March 31, 2008.

The following table summarizes the Company’s mortgage securities – trading as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of March 31, 2008
Subordinated securities pledged to CDO	$332,489	$316,644	$27,840
Other subordinated securities	102,625	93,870	6,850
Residual securities	N/A	30,983	17,034

Total	$435,114	$441,497	$51,724	13.72%

As of December 31, 2007	$435,114	$447,370	$109,203	13.85%

(A)	Calculated from the average fair value of the securities.

The Company recognized net trading losses of $(51.6) million and $(50.1) million for the three months ended March 31, 2008 and 2007, respectively. These net trading losses are included in the fair value adjustments line on the company’s condensed consolidated statements of operations.

As of March 31, 2008 and December 31, 2007 the Company had pledged all of its trading securities as collateral for financing purposes. On May 9, 2008, the short-term borrowings collateralized by the Company’s trading securities were repaid and the collateral was released back to the Company.

Note 6. Borrowings

Short-term Borrowings

On May 9, 2008, the Company fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day. As a result, the Company has no short-term borrowing capacity or agreements currently available to it.

Asset-backed Bonds (“ABB”)

On January 30, 2008, an event of default occurred under the CDO bond indenture agreement due to noncompliance with certain overcollateralization tests. As a result, the trustee, upon notice and at the direction of a majority of the secured noteholders, may declare all of the secured notes to be immediately due and payable including accrued and unpaid interest. No such notice has been given as of May 15, 2008. The Company does not expect any significant impact to its financial condition, cash flows or results of operation as a result of the event of default.

Junior Subordinated Debentures

To preserve short-term liquidity flexibility, on March 30, 2008, NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of NFI, did not make a quarterly interest payment of $1.3 million due on its unsecured junior subordinated notes issued to NovaStar Capital Trust I and NovaStar Capital Trust II. In addition, on April 30, 2008 NMI did not make a quarterly interest payment of $0.4 million. As a result, NovaStar Capital Trust I and NovaStar Capital Trust II were unable to make corresponding payments owed to the holders of the trust preferred securities issued by the trusts. NFI has guaranteed NMI’s obligations under the notes, including NMI’s obligations to make periodic interest payments thereon. Under the terms of the indentures governing the notes, NMI had a grace period of 30 days from March 30, 2008 and April 30, 2008 (the respective interest payment due dates) before the nonpayment gave the parties to, or beneficiaries of, the indentures a right to accelerate the obligations under the notes based on these payment failures.

NMI, NFI, and the trustees and security holders of NovaStar Capital Trust I and NovaStar Capital Trust II entered into Forbearance Agreements, dated April 29, 2008, under which the security holders and the trustees agreed to forbear in the exercise of their rights and remedies under the respective indenture, the respective notes and the other applicable documents and instruments with respect to these payment failures until May 30, 2008. Other than with respect to the payment failures, the parties to each indenture preserved all of their rights and remedies under the applicable indenture, the applicable notes and the other applicable documents and instruments related thereto. As a condition to the aforementioned forbearance, until May 30, 2008, NMI agreed: (1) not to incur any additional indebtedness (other than ordinary trade accounts payable); (2) not to convey, transfer, or lease any of its properties and assets (other than in the ordinary course of business); (3) not to consolidate with or merge into any other person; and (4) to fully repay all outstanding borrowings and remaining fees due to Wachovia.

While the Company has repaid the outstanding borrowings and fees to Wachovia and intends to negotiate with the applicable parties to restructure the terms of the indentures and to make the payments required thereunder on or before May 30, 2008 as required by the Forbearance Agreements, there can be no assurance that it will be able to do so. In the event that the Company is unable to restructure the terms of the indentures or fails to pay the interest owed on the notes as required by the Forbearance Agreements, the parties to the Forbearance Agreements may seek an acceleration of the obligations under the indentures. Such an event would have a material adverse effect on the Company and its financial condition and liquidity and would be likely to cause the Company to seek the protection of applicable bankruptcy laws.

Note 7. Commitments and Contingencies

Contingencies

American Interbanc Mortgage Litigation. On March 17, 2008, the Company and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the actions, judgments and claims described below.

In March 2002, Plaintiff filed an action against NovaStar Home Mortgage, Inc. (“NHMI”) in Superior Court of Orange County, California entitled American Interbanc Mortgage LLC v. NovaStar Home Mortgage, Inc. et. al. (the “California Action”). In the California Action, Plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising and unfair competition under certain California statutes and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding Plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007 (the “Judgment”). The award is joint and several against the Defendants, including NHMI.

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

Pursuant to the Settlement Terms, the Involuntary was dismissed on April 24, 2008. As provided in the Settlement Terms, the Company paid Plaintiff $2,000,000 plus the balance in an account established by order of the Bankruptcy Court, and NHMI is obligated to otherwise satisfy obligations to its identified creditors up to $48,000. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

The Settlement Terms provide that, following satisfaction of certain other conditions, the parties will dismiss the California Action as to NHMI and the Kansas City Action and Delaware Judgment, effect notice of satisfaction of the Judgment, and effect a mutual release of all claims that were or could have been raised in any of the foregoing or that are related to the subject matter thereof. In the event that the conditions are not satisfied, as to which no assurance can be given, the Judgment will remain in effect and the related claims will not be released which could result in NHMI and, if found liable for the Judgment, the Company seeking the protection of applicable bankruptcy laws.

In addition to the initial payments made to the Plaintiff following dismissal of the Involuntary, the Company will pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets. If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.1 million as of March 31, 2008 with a corresponding charge to earnings. The $47.1 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of the Company, the $47.1 million liability is included in the consolidated financial statements of the Company. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets. The Company paid the Plaintiff $2.1 million on May 8, 2008 in accordance with the Settlement Terms.

Other Litigation. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s current and former executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The case is now in the discovery stage. The Company believes that these claims are without merit and continues to vigorously defend against them.

In February 2007, a number of substantially similar putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims, and that motion is pending. The Company believes that these claims are without merit and will vigorously defend against them.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against the Company in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that the Company maintains corporate policies of not making loans on Indian reservations, or dwellings used for adult foster care or on rowhouses in Baltimore, Maryland in violation of the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, the Company responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. On March 31, 2008 that motion was denied by the Court. The Company believes that these claims are without merit and will vigorously defend against them.

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against the Company and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants filed a motion to dismiss the action. On December 19, 2007, the Court granted defendants’ motion to dismiss the complaint, including the claims against NovaStar Financial, Inc., but the Court allowed the plaintiffs to file an amended complaint. On January 9, 2008, the plaintiffs filed an amended complaint that does not make any claim against NovaStar Financial, Inc., but does assert the above claims against its subsidiaries, NovaStar Mortgage, Inc. and NHMI. The Company believes that these claims are without merit and will vigorously defend against them.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. The Company believes that these claims are without merit and will vigorously defend against them.

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

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws.

In addition, the Company has received requests or subpoenas for information from various regulators or law enforcement officials, including, without limitation, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor.

Note 8. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a rollforward of accumulated other comprehensive income for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net (loss) income	$(282,669)	$46,014
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale	(16,128)	(9,586)
Impairment on mortgage securities – available-for-sale reclassified to earnings	19,380	3,424
Change in unrealized gain on derivative instruments used in cash flow hedges	(1,419)	(92)
Reclassification adjustment into income for derivatives used in cash flow hedges	757	(130)
Valuation allowance for deferred taxes	—	699

Other comprehensive (loss) income	2,590	(5,685)

Total comprehensive (loss) income	$(280,079)	$40,329

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

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of March 31, 2008 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – trading	$51,724	$—	$34,690	$17,034
Mortgage securities – available-for-sale	15,134	—	—	15,134
Derivative instruments	1,320	—	1,320

Total assets	$68,178	$—	$36,010	$32,168

Liabilities:
Asset-backed bonds secured by mortgage securities	$33,122	$—	$33,122	$—
Derivative instruments, net	21,907	—	21,907	—

Total liabilities	$55,029	$—	$55,029	$—

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities – trading:
Accretion of income	2,286	—	2,286
Proceeds from paydowns of securities	(12,578)	—	(12,578)
Mark-to-market value adjustment	—	2,585	2,585

Net (decrease) increase to mortgage securities – trading	(10,292)	2,585	(7,707)

As of March 31, 2008	$30,983	$(13,949)	$17,034

The Company had no mortgage securities – trading which were measured at fair value using significant unobservable inputs as of
March 31, 2007.

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income	1,940	—	1,940
Proceeds from paydowns of securities (A)	(4,049)	—	(4,049)
Impairment on mortgage securities - available-for-sale	(19,380)	19,380	—
Mark-to-market value adjustment	—	(16,128)	(16,128)

Net decrease (increase) to mortgage securities – available-for-sale	(21,489)	3,252	(18,237)

As of March 31, 2008	$11,813	$3,321	$15,134

(A)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2008 and December 31, 2007, the Company had receivables from securitization trusts of $2.7 million and $12.5 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis.

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	19,647	—	19,647
Proceeds from paydowns of securities (A) (B)	(71,594)	—	(71,594)
Impairment on mortgage securities - available-for-sale	(3,424)	3,424	—
Mark-to-market value adjustment	—	(9,586)	(9,586)

Net decrease to mortgage securities	(103,185)	(5,031)	(108,216)

As of March 31, 2007	$207,575	$33,521	$241,096

(A)	Cash received on mortgage securities with no cost basis was $1.9 million for the three months ended March 31, 2007.
(B)	As of March 31, 2007 the Company had receivables from securitization trusts of $9.8 million, related to mortgage securities available-for-sale with a remaining cost basis. Also the Company had receivables from securitization trusts of $0.2 million related to mortgage securities with a zero cost basis as of March 31, 2007.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2008 (dollars in thousands):

	Fair Value at 3/31/2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$83,764	$—	$—	$83,764

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

The following table provides a summary of the impact to earnings for the three months ended March 31, 2008 and 2007 from the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring and nonrecurring basis as of March 31, 2008 (dollars in thousands) :

Asset or Liability Measured at Fair Value		Fair Value Adjustments For the Three Months Ended March 31		Statement of Operation Line Item Impacted
	Fair Value Measurement Frequency	2008	2007
Mortgage securities - trading	Recurring	$(51,604)	$(50,059)	Fair value adjustments
Mortgage securities – available-for-sale	Recurring	(19,380)	(3,424)	Impairment on mortgage securities – available-for-sale
Derivative instruments, net	Recurring	(12,554)	(71)	(Losses) gains on derivative instruments
Asset-backed bonds secured by mortgage securities	Recurring	38,888	40,568	Fair value adjustments

Total fair value gains (losses)		$(44,650)	$(12,986)

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

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of March 31, 2008. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses two methodologies for determining the initial value of its residual securities 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retains in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjusts the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

On January 1, 2007, the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities” line item on the condensed consolidated balance sheets. The Company recognized a fair value adjustment of $38.9 million and $40.6 million during the three months ended March 31, 2008 and 2007, respectively, which is included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of March 31, 2008 (dollars in thousands):

Description	Unpaid Principal Balance	Fair Value Adjustment for the Three Months Ended March 31, 2008	Fair Value
Asset-backed bonds secured by mortgage securities	$329,125	$38,888	$33,122

Substantially all of the $38.9 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the first quarter of 2008.

Note 10. Interest Income

The following table presents the components of interest income for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Interest income:
Mortgage securities	$14,730	$31,714
Mortgage loans held-in-portfolio	56,025	49,980
Other interest income (A)	710	1,965

Total interest income	$71,465	$83,659

(A)	Other interest income includes interest earned on corporate operating cash.

Note 11. Interest Expense

The following table presents the components of interest expense for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Interest expense:
Short-term borrowings secured by mortgage securities	$376	$6,287
Asset-backed bonds secured by mortgage loans	30,359	38,751
Asset-backed bonds secured by mortgage securities	3,685	2,715
Junior subordinated debentures	1,861	2,022

Total interest expense	$36,281	$49,775

Note 12. Discontinued Operations

During 2007, the Company undertook workforce reductions pursuant to plans of termination (“Exit Plans”) to align its organization and costs with its decision to discontinue its mortgage lending and mortgage servicing activities. The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease. The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with Statement SFAS 144, the Company has reclassified the operating results of its mortgage lending segment and loan servicing operations segment as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2007.

The major classes of assets and liabilities reported as discontinued operations as of Mach 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Assets
Mortgage loans – held-for-sale	$1,870	$5,253
Real estate owned	1,793	2,574
Other assets	—	428

Total assets	$3,663	$8,255

Liabilities
Short-term borrowings secured by mortgage loans	$19	$19
Accounts payable and other liabilities	50,785	59,397

Total liabilities	$50,804	$59,416

The operating results of all discontinued operations for the three months ended March 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Interest income	$432	$47,377
Interest expense	(17)	29,105

Net interest income	449	18,272

Other operating expense:
Gains (losses) on sales of mortgage assets	446	(6,302)
Losses on derivative instruments	—	(3,049)
Valuation adjustment on mortgage loans – held-for-sale	(3,275)	(17,186)
Fee income	902	6,030
Premiums for mortgage loan insurance	—	(2,314)
Other income	224	970

Total other operating expense	(1,703)	(21,851)

General and administrative expenses	4,116	42,007

Loss from discontinued operations	$(5,370)	$(45,586)

Mortgage Loans – Held-for-Sale

Mortgage loans – held-for-sale, all of which are secured by residential properties, consisted of the following as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Mortgage loans – held-for-sale:
Outstanding principal	$16,516	$17,545
Allowance for the lower of cost or fair value	(14,646)	(12,292)

Mortgage loans – held-for-sale	$1,870	$5,253

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale is as follows for the three months ended March 31, 2008 and 2007, respectively (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$12,292	$5,006
Valuation adjustment on mortgage loans - held-for-sale	3,275	17,186
Transfer from the reserve for loan repurchases	—	18,523
Transfer to cost basis of mortgage loans – held-in-portfolio	—	(14,843)
Charge-offs, net of recoveries	(921)	—

Balance, end of period	$14,646	$25,872

Commitments and Contingencies

In the ordinary course of the Company’s mortgage lending business, the Company sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company maintained a $1.6 million reserve related to these guarantees as of March 31, 2008 compared to a $2.2 million reserve as of December 31, 2007.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of March 31, 2008 and December 31, 2007, the Company had loans sold with recourse with an outstanding principal balance of $9.5 billion and $10.1 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

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

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to discontinued operations which are measured at fair value on a nonrecurring basis as of March 31, 2008 (dollars in thousands):

Description	Fair Value at 3/31/2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$1,870	$—	$—	$1,870
Real estate owned	1,793	—	—	1,793

Total	$3,663	$—	$—	$3,663

The Company’s mortgage loans held-for-sale have a fair value lower than their cost basis by $14.6 million. Therefore, all mortgage loans held-for-sale have been written down to fair value. The Company recorded a valuation adjustment of $3.3 million on mortgage loans – held-for-sale for the three months ended March 31, 2008. At the time a mortgage loan held-for-sale becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-for-sale, valuation adjustments for discontinued operations are recorded in the “(Loss) income from discontinued operations, net of income tax” line item of the Company’s condensed consolidated statements of operations.

The following table provides a summary of the impact to earnings for the three months ended March 31, 2008 and 2007 from the Company’s assets and liabilities related to discontinued operations which are measured at fair value on a recurring and nonrecurring basis as of March 31, 2008 (dollars in thousands):

		Fair Value Adjustments For the Three Months Ended March 31		Statement of Operations Line Item Impacted
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2008	2007
Mortgage loans – held-for-sale	Nonrecurring	$(3,275)	$(17,186)	Valuation adjustment on mortgage loans – held-for-sale
Real estate owned	Nonrecurring	(57)	(4,415)	Gains (losses) on sales of mortgage assets

Total fair value losses		$(3,332)	$(21,601)

Valuation Methods

Mortgage loans - held-for-sale and real estate owned. Both mortgage loans - held-for-sale and real estate owned are carried at the lower of cost or fair value. As of March 31, 2008, the Company estimated the fair value of its mortgage loans – held-for-sale and real estate owned based on two categories. All loans and real estate owned that had mortgage insurance were marked down to a value which reflects the Company’s best estimate of net realizable value. All loans and real estate owned which did not have mortgage insurance were valued at zero due to their nonperforming characteristics.

Note 13. Income Taxes

Based on the evidence available as of March 31, 2008 and December 31, 2007, including the significant pre-tax losses incurred by the Company in 2007 and the first quarter of 2008, the ongoing disruption to the credit markets, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on these conclusions, the Company recorded a valuation allowance against its entire net deferred tax assets as of March 31, 2008 and December 31, 2007 of $475.2 million and $368.3 million, respectively.

As of March 31, 2008, the Company had not yet filed its 2007 federal net operating loss carryback to offset its 2006 taxable income. Accordingly, the Company has recorded additional interest of $0.8 million for the three months ended March 31, 2008 related to the balance due to the IRS, which is included in the accounts payable and other liabilities line item of the Company’s condensed consolidated balance sheet. The Company intends to offset the 2006 tax liability with the receivable recorded for the projected 2007 federal net operating loss to be carried back against its 2006 taxable income.

The Company recognizes tax benefits in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of March 31, 2008 and December 31, 2007, the total gross amount of unrecognized tax benefits was $4.9 million and $6.3 million, respectively. The Company believes that it is reasonably possible the IRS will issue a closing agreement or determination letter in 2008 with respect to an uncertain tax position taken by the Company in 2007. The unrecognized tax benefit related to such uncertain tax position was approximately $4.0 million and $5.4 million at March 31, 2008 and December 31, 2007, respectively. The decrease of $1.4 million in the unrecognized tax benefit for such uncertain tax position for the three months ended March 31, 2008 was due to a change in measurement of the uncertain tax position.

Note 14. Segment Reporting

The Company reviews, manages and operates its business in one segment: mortgage portfolio management. Mortgage portfolio management operating results come from the income generated on the mortgage assets the Company manages less associated costs. As discussed under Note 12, the Company discontinued its mortgage lending and loan servicing segments during 2007 and had discontinued its branch operations in 2006. The mortgage portfolio management segment’s operating results for the three months ended March 31, 2008 and 2007 are the same as the Company’s condensed consolidated statements of operations.

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2008	2007
Numerator:
(Loss) income from continuing operations	$(277,299)	$91,600
Dividends on preferred shares	(3,288)	(1,663)

(Loss) income from continuing operations available to common shareholders	(280,587)	89,937
Loss from discontinued operations, net of income tax	(5,370)	(45,586)

Net (loss) income available to common shareholders	$(285,957)	$44,351

Denominator:
Weighted average common shares outstanding – basic	9,337,158	9,320,615

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,337,158	9,320,615
Stock options	—	39,955
Restricted stock	—	5,982

Weighted average common shares outstanding – dilutive	9,337,158	9,366,552

Basic earnings per share:
(Loss) income from continuing operations	$(29.70)	$9.83
Dividends on preferred shares	(0.35)	(0.18)

(Loss) income from continuing operations available to common shareholders	(30.05)	9.65
Loss from discontinued operations, net of income tax	(0.58)	(4.89)

Net (loss) income available to common shareholders	$(30.63)	$4.76

Diluted earnings per share:
(Loss) income from continuing operations	$(29.70)	$9.78
Dividends on preferred shares	(0.35)	(0.18)

(Loss) income from continuing operations available to common shareholders	(30.05)	9.60
Loss from discontinued operations, net of income tax	(0.58)	(4.86)

Net (loss) income available to common shareholders	$(30.63)	$4.74

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

	For the Three Months Ended March 31,
	2008	2007
Number of stock options and warrants (in thousands)	289	67
Weighted average exercise price	$34.12	$139.96

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company” ,”NovaStar Financial”, “NFI” , “we” or “us”) and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2007.

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management’s beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business during this difficult period for the subprime industry; our ability to continue as a going concern; decreases in cash flows from our mortgage securities; our ability to reduce expenses; increases in the credit losses on mortgage loans underlying our mortgage securities and our mortgage loans – held in portfolio; our ability to remain in compliance with and restructure the agreements governing our indebtedness and other contractual obligations; impairments on our mortgage assets; increases in prepayment or default rates on our mortgage assets; loan repurchase requests; changes in assumptions regarding estimated loan losses and fair value amounts; the extent and timing of the return of cash posted as collateral on letters of credit; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future; events impacting the subprime mortgage industry in general, including events impacting our competitors and liquidity available to the industry; residential property values; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commisstion (“SEC”), including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview of Performance

The first quarter of 2008 continued to be a challenging environment in the mortgage industry. Significant disruptions continued in the U.S. mortgage market and the global capital markets. The combination of a weakening housing market and concern over certain industry-wide product offerings negatively impacted the expectations of future performance and the value investors assign to mortgage loans and securities. Investor demand for non-agency mortgage-backed securities continued its decline and participants in the debt markets have substantially curtailed financing of mortgage asset inventories.

The following discussion outlines the major factors which drove our first quarter 2008 financial performance.

Credit performance – With repayment risks no longer offset by rising home values and liquidity in the mortgage lending market, delinquencies in the industry continued to rise in 2008. These credit issues continue to negatively affect the income generated by, and values of, our portfolio of mortgage loans and securities.

A significant effect of the credit deterioration in our loan portfolio was our recording of provision for credit losses of $249.3 million for the three months ended March 31, 2008.

Bond Spread Widening - Generally, the market value of our mortgage assets (i.e. mortgage loans and mortgage securities) fluctuates inversely with bond spreads in the market. As bond spreads widen (i.e. investors demand more return), the value of our mortgage assets will decline, alternatively, as they tighten, the market value will increase. Bond spreads have widened even further during the first quarter of 2008 as investor concerns over deterioration of subprime asset quality continued. Because of these adverse market factors, we experienced significant mark-to-market losses on our mortgage securities – trading. We recognized losses on our mortgage securities - trading due to negative fair value adjustments of $51.6 million for the three months ended March 31, 2008. These losses were partially offset by fair value gains of $38.9 million related to our asset backed bonds secured by mortgage securities.

Borrower Prepayments – In the past, we retained the prepayment securities from the securitizations we executed. These securities receive the prepayment penalty cash flows paid by borrowers when they prepay their loan. Due to the inability for many borrowers to refinance their loan as a result of tighter market underwriting standards and the decline in home values, we are experiencing slower than expected prepayment speeds.

We recognized impairments of $19.4 million on our mortgage securities – available-for-sale for the three months ended March 31, 2008 primarily as a result of these slower prepayment speeds.

Liquidity – Our cash balances declined by approximately $12.9 million during the three months ended March 31, 2008 primarily due to lease terminations, current income tax payments, litigation settlements and normal business operations. In addition, we no longer maintain any short-term borrowing arrangements. As a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

See discussion under heading “Industry Overview and Known Material Trends and Uncertainties” below for more information about current conditions in our industry and the steps we are taking or considering to manage and operate our business in this challenging environment.

The following selected key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Three Months Ended March 31,		Increase / (Decrease)
	2008	2007
Net (loss) income available to common shareholders	$(285,957)	$44,351	$(330,308)
Net (loss) income available to common shareholders, per diluted share	$(30.63)	$4.74	$(35.37)

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

We had a net loss available to common shareholders of $286.0 million during the three months ended March 31, 2008 as compared to net income available to common shareholders of $44.4 million for the same period in 2007.

We incurred a significant loss from continuing operations of $277.3 million during the three months ended March 31, 2008 as compared to income from continuing operations of $91.6 million for the same period in 2007. The following factors contributed to the current year loss:

•

We incurred income tax expense of $0.6 million for the three months ended March 31, 2008 as compared to earning a benefit of $115.4 million for the same period of 2007. The tax benefit in 2007 was driven by the formal plan approved by the Board of Directors to revoke REIT status as of January 1, 2008. This plan was subsequently superseded in the third quarter of 2007 by termination of our REIT status as of January 1, 2006.

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio of $229.4 million which was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $12.7 million related to our trading securities and the asset-backed bonds issued in our CDO transaction. The trading securities had a negative fair value adjustment of approximately $51.6 million while the CDO asset-backed bonds had a positive fair value adjustment of $38.9 million. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities.

•	Slower prepayment speeds contributed to an increase in impairments in our mortgage securities available-for-sale portfolio of $19.4 million from 2007.

We incurred a loss from discontinued operations of $5.4 million during the three months ended March 31, 2008 as compared to $45.6 million for the same period in 2007. The 2008 loss is much lower than 2007 because the shutdown of our mortgage lending and loan servicing operations in 2007 was substantially completed by the end of 2007. The current period loss was primarily driven by the additional lower of cost or market adjustment on our mortgage loans – held-for-sale to their estimated fair value and residual operating costs.

Industry Overview and Known Material Trends and Uncertainties

Described below are some of the marketplace conditions and known material trends and uncertainties that have become evident in the first quarter of 2008 which may impact our future results of operations.

Future Strategy, Liquidity and Going Concern Considerations - We will continue to focus on minimizing losses and preserving liquidity with our remaining operations which consists only of mortgage portfolio management. Our residual and subordinated mortgage securities are currently our only source of cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed, or prepayments are less than, the current assumptions. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. If, as the cash flows from our mortgage securities decrease, we are unable to recommence or invest in profitable operations, restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws.

We have initiated efforts to restructure our indebtedness and certain contractual obligations and are assessing potential changes to elements of our capital structure, with the goal of negotiating and implementing changes to facilitate the achievement of long-term value. There can be no assurances that any of these efforts will be successful.

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

In the event we are able to significantly increase our liquidity position (as to which no assurance can be given), we may use excess cash to make certain investments if we determine that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies. Because of certain state licensing requirements, it is unlikely we will be able to directly recommence mortgage lending activities so long as we continue to have a shareholders’ deficit.

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

The market has also seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several cuts in short-term interest rates, which decreases the variable interest rates tied to one-month LIBOR within our securitizations which collateralize our mortgage securities and mortgage loans – held-in-portfolio. As a result, lower LIBOR rates could have positive effects on the cash flows we receive from our mortgage securities. However, these cash flows are also dependent on the credit and prepayment performance of the underlying collateral which could offset part or all of any positive impact of decreased LIBOR rates.

Given the current uncertainty regarding these market conditions, we are unable to offer any additional factual information on the situation and how it will impact us other than to disclose what we are currently seeing in the mortgage market. As a result, we expect to continue to operate with a historically low level of leverage and to continue to take actions in an effort to preserve liquidity and available cash.

Home prices - Recently, we have seen broad-based declines in housing values. Housing values could continue to decrease during the near term which could affect our credit loss experience, which will continue to impact our earnings, cash flows and financial condition and ability to continue as a going concern.

Loan Repurchases - When we sold mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. If a purchaser enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. Repurchased loans cannot currently be financed by us. As a result, significant repurchase activity would further harm our liquidity, cash flow, and financial condition.

Credit Deterioration - The residential mortgage market has encountered difficulties which have adversely affected our performance. Delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in most states have declined, in some areas severely, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values is likely to result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the sub-prime mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities and the mortgage loans held in our portfolio will be further reduced, which will adversely affect our operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

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

We used two methodologies for determining the initial value of our residual securities: 1) the whole loan price methodology and 2) the discount rate methodology. We generally tried to use the whole loan price methodology when significant open market sales pricing data was available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale was estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, we adjusted the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained was derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

An implied yield (discount rate) was derived by taking the projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates and then solving for the discount rate required to present value the cash flows back to the initial value derived above. We then ascertained whether the resulting discount rate is commensurate with current market conditions. Additionally, the initial discount rate served as the initial accretable yield used to recognize income on the securities.

When significant open market pricing information was not readily available to us, we used the discount rate methodology. Under this method, we first analyzed market discount rates for similar assets. After establishing the market discount rate, the projected cash flows were discounted back to ascertain the initial value of the residual securities. We then ascertained whether the resulting initial value was commensurate with current market conditions.

For purposes of valuing our residual securities, it is important to know that we also transferred interest rate agreements to the securitization trust with the objective of reducing interest rate risk within the trust. During the period before loans were transferred in a securitization transaction we entered into interest rate swap or cap agreements. Certain of these interest rate agreements were then transferred into the trust at the time of securitization. Therefore, the trust assumed the obligation to make payments and obtained the right to receive payments under these agreements.

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

Mortgage Securities – Available-for-Sale and Trading. Our mortgage securities – available-for-sale and trading represent beneficial interests we retained in securitization and resecuritization transactions which include residual securities and subordinated securities as well as bonds issued by others which we have purchased. The residual securities include interest-only mortgage securities, prepayment penalty bonds and over-collateralization bonds. The subordinated securities represent bonds which are senior to the residual securities but are subordinated to the bonds sold to third party investors. All of the subordinated securities retained by us have been classified as trading.

The residual securities we retained in securitization transactions structured as sales primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:

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

The subordinated securities we retained in our securitization transactions have a stated principal amount and interest rate. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. Because the subordinated securities are rated lower than AA, they are considered low credit quality and we account for the securities based on guidance set forth from Emerging Issuance Task Force 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) using the effective yield method. The fair value of the subordinated securities is based on third-party quotes.

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

At each reporting period subsequent to the initial valuation of the residual securities, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices. See Note 4 to the condensed consolidated financial statements for key economic assumptions and sensitivity of the current fair value of our residual securities.

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

An internally developed migration analysis is the primary tool used in analyzing our allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. We also take into consideration our use of mortgage insurance as a method of managing credit risk and current economic conditions, experience and trends. We pay mortgage insurance premiums on a portion of the loans maintained on our balance sheet and have included the cost of mortgage insurance in our statement of operations.

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

The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities” line item on the condensed consolidated balance sheets. We recognize fair value adjustments for the change in fair value of the bonds which are included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. We calculate interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and record interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

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

Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS 161 to have a material impact on our condensed consolidated financial statements, however, we are still in the process of evaluating the impact of adopting SFAS 161.

Results of Operations

Continuing Operations

March 31, 2008 as Compared to March 31, 2007

See the “Executive Overview of Performance” for discussion of the results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Net Interest (Expense) Income. We earn interest income primarily on our mortgage assets which include mortgage securities available-for-sale, mortgage securities trading and mortgage loans held-in-portfolio. In addition we earn interest income on available cash we hold for general operating needs. Interest expense for the periods presented consists primarily of interest paid on borrowings secured by mortgage assets, which includes asset backed bonds and, to a lesser extent, warehouse repurchase agreements.

The following table provides the components of net interest income for the three months ended March 31, 2008 and 2007.

Table 2— Net Interest Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Interest income:
Mortgage securities	$14,730	$31,714
Mortgage loans held-in-portfolio	56,025	49,980
Other interest income	710	1,965

Total interest income	71,465	83,659

Interest expense:
Short-term borrowings secured by mortgage securities	376	6,287
Asset-backed bonds secured by mortgage loans	30,359	38,751
Asset-backed bonds secured by mortgage securities	3,685	2,715
Junior subordinated debentures	1,861	2,022

Total interest expense	36,281	49,775

Net interest (loss) income before provision for credit losses	35,184	33,884
Provision for credit losses	(249,316)	(19,913)

Net interest (loss) income after provision for credit losses	$(214,132)	$13,971

Our net interest (loss) income after provision for credit losses was $(214.1) million for the three months ended March 31, 2008 as compared to $14.0 million for the same period in 2007. The main driver behind this significant decline was an increase in the provision for credit losses as a result of the continued credit deterioration of our mortgage loans – held-in-portfolio and an increase in the anticipated severity of the credit losses. The principal balance of loans delinquent greater than 60 days increased by 48%, or approximately $206.0 million from December 31, 2007. See Table 7 for a breakdown of our mortgage loans – held-in-portfolio by delinquency category as of March 31, 2008 and December 31, 2007. Significant factors contributing to the increase in over 60-day delinquencies were:

•	Continued decline in home prices;

•	Continued weakness in the economy;

•	Tighter underwriting standards within the mortgage industry making it difficult for borrowers to refinance; and

•	As a result of the sale of our mortgage servicing rights, we no longer possess the ability to identify and address potential or actual delinquencies and defaults.

The following tables summarize the expected credit loss assumption for our mortgage loans – held-in-portfolio as of March 31, 2008 and December 31, 2007 both currently and at the time of securitization. The credit loss assumptions are derived from our internally developed credit models which are also used in the valuation of our residual securities. Table 3 demonstrates the significant increase in our expected credit loss assumption, as well as, the increase in the respective allowance for credit losses balance for each securitization from December 31, 2007 to March 31, 2008. These increases were driven by the significant increase in over 60-day delinquencies as discussed above and shown in Table 7. The increase in expected credit losses was also driven by a change in our home price appreciation (“HPA”‘) assumptions, Prior to December 31, 2007, we consistently used an HPA assumption of 3.5% which was our best estimate as to long-term HPA. As the housing market continued to severely decline in 2007, we revised our assumption at December 31, 2007 to -5.0% for year 1 and zero thereafter. At March 31, 2008, as new data was received and analyzed and as facts and circumstances in the housing market continued to change, we revised our HPA assumption to -10.0% for year 1, -5.0% for year 2 and +3.5% thereafter.

Table 3 — Expected Credit Loss Assumptions for our Mortgage Loans – Held-in-Portfolio

(dollars in thousands)

As of March 31, 2008:

Securitization Trust	Original Principal Balance	Current Principal Balance	Allowance for Credit Losses	Remaining Expected Credit Losses(A)	Original Expected Credit Losses
2006-1	$1,350,000	$635,848	$83,312	19.4%	2.9%
2006-MTA1	1,199,013	731,860	108,277	20.9	1.7
2007-1	1,888,756	1,532,017	253,531	21.8	6.2

(A)	Represents expected credit losses over the remaining expected life of the loans, net of mortgage insurance recoveries.

As of December 31, 2007:

Securitization Trust	Original Principal Balance	Current Principal Balance	Allowance for Credit Losses	Remaining Expected Credit Losses(A)	Original Expected Credit Losses
2006-1	$1,350,000	$694,101	$40,031	9.7%	2.9%
2006-MTA1	1,199,013	753,787	27,312	8.8	1.7
2007-1	1,888,756	1,619,849	162,795	14.5	6.2

(A)	Represents expected credit losses over the remaining expected life of the loans, net of mortgage insurance recoveries.

Additionally, as of March 31, 2008, for loans less than 60 days delinquent but projected to migrate to liquidation, we revised our assumption related to the length of time it takes for us to incur a loss upon liquidation of the loans. The revised estimate did not have an effect on the total projected credit losses but did have the effect of increasing the amount currently required in our allowance for credit losses which, in turn, caused an increase in our provision for credit losses.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio was as follows for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Table 4— Allowance for Credit Losses on Mortgage Loans – Held-in-Portfolio

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$230,138	$22,452
Provision for credit losses	249,316	19,913
Charge-offs, net of recoveries	(34,334)	(7,454)

Balance, end of period	$445,120	$34,911

Based on generally accepted accounting principles we must maintain an allowance for credit losses for our mortgage loans held-in-portfolio at a level that estimates the probable losses inherent in the loan portfolio. Because these loans have been legally sold into securitization trusts in securitizations treated as financings, the credit loss reduces the amount of our equity in the related trust, which is generally the difference between the cost basis of the trust’s assets (adjusted for credit loss allowances) and the trust’s liabilities arising from third-party investor bond financing. Although recourse on the bond financing is limited to the assets of the trust, our equity in the trust under generally accepted accounting principles will be reflected as a negative amount when, as a result of the charge to earnings through our provision for credit losses, the trust’s liabilities exceed the trust’s assets under generally accepted accounting principles. The following table presents the assets and liabilities of our securitization trusts accounted for as financing transactions as of March 31, 2008 and December 31, 2007, with “net assets (deficiency)” being a reasonable indication of what the equity position of each trust was as of the end of the period presented.

Table 5— Condensed Balance Sheet of Securitizations Accounted for as Financing Transactions

(dollars in thousands)

As of March 31, 2008:

	NHES 2006-MTA1	NHES 2006-1	NHES 2007-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$731,860	$635,848	$1,532,017	$2,899,725
Net unamortized deferred origination costs	23,549	5,406	—	28,955
Allowance for credit losses	(108,277)	(83,312)	(253,531)	(445,120)

Mortgage loans – held-in-portfolio	647,132	557,942	1,278,486	2,483,560
Accrued interest receivable	11,908	15,972	34,406	62,286
Real estate owned	7,198	26,720	49,846	83,764

Total assets	$666,238	$600,634	$1,362,738	$2,629,610

Liabilities:
Asset-backed bonds secured by mortgage loans	$729,076	$652,374	$1,540,829	$2,922,279
Other liabilities	5,373	22,858	64,465	92,696

Total liabilities	734,449	675,232	1,605,294	3,014,975
Net deficiency	(68,211)	(74,598)	(242,556)	(385,365)

Total liabilities and net deficiency	$666,238	$600,634	$1,362,738	$2,629,610

As of December 31, 2007:

	NHES 2006-MTA1	NHES 2006-1	NHES 2007-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$753,787	$694,101	$1,619,849	$3,067,737
Net unamortized deferred origination costs	27,177	5,237	—	32,414
Allowance for credit losses	(27,312)	(40,031)	(162,795)	(230,138)

Mortgage loans – held-in-portfolio	753,652	659,307	1,457,054	2,870,013
Accrued interest receivable	14,091	14,238	33,375	61,704
Real estate owned	4,851	32,126	39,637	76,614

Total assets	$772,594	$705,671	$1,530,066	$3,008,331

Liabilities:
Asset-backed bonds secured by mortgage loans	$748,182	$714,476	$1,603,088	$3,065,746
Other liabilities	5,751	19,927	45,087	70,765

Total liabilities	753,933	734,403	1,648,175	3,136,511
Net assets (deficiency)	18,661	(28,732)	(118,109)	(128,180)

Total liabilities and net assets (deficiency)	$772,594	$705,671	$1,530,066	$3,008,331

(Losses) Gains on Derivative Instruments. The derivative instruments on our balance sheet which are not included in discontinued operations represent derivative instruments which have been transferred into our securitization trusts structured as financings. The derivative instruments we use to mitigate interest rate risk will generally increase in value as short-term interest rates increase and decrease in value as rates decrease. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents.

We also entered into three credit default swaps (“CDS”) during 2007 as part of our CDO transaction previously discussed. The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB. At March 31, 2008 and December 31, 2007 the fair value was $1.3 million and $2.5 million, respectively, and we recorded losses related to fair value adjustments of $1.2 million for the three months ended March 31, 2008. The CDS are included in the “Other assets” line item of the condensed consolidated balance sheets.

As a result of declining interest rates and declining values of the CDS, the losses on derivative instruments from continuing operations were $15.6 million for the three months ended March 31, 2008 as compared to gains of $0.4 million for the same period of 2007.

Fair Value Adjustments. We recorded net losses due to fair value adjustments of $12.7 million, and $9.5 million related to our trading securities and the asset-backed bonds issued in our CDO transaction for the three months ended March, 2008 and 2007, respectively. The trading securities had fair value losses of approximately $51.6 million and $50.1 million for the period ended March 31, 2008 and 2007, respectively, while the CDO asset-backed bonds had fair value gains of $38.9 million and $40.6 million for the same periods, respectively. These adjustments were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities as well as poor credit performance of the underlying mortgage loans.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the three months ended March 31, 2008 we recorded an impairment loss of $19.4 million as compared to a $3.4 million impairment loss for the same period of 2007. The increase was driven by slower prepayment speeds resulting in a decline in our prepayment penalty cash flows.

General and Administrative Expenses. The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services and travel and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Other expense primarily includes miscellaneous banking fees, travel and entertainment expenses. General and administrative expenses decreased by $15.5 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. Generally, the decrease in all of the general and administrative expense categories was the result of the shutdown of our mortgage lending and loan servicing segments in 2007. Also contributing to the decline from 2007 was the $4.7 million charge for debt issuance costs related to the CDO transaction in the first quarter of 2007.

Income Taxes

Based on the evidence available as of March 31, 2008 and December 31, 2007, including the significant pre-tax losses incurred by us in 2007 and the first quarter of 2008, the ongoing disruption to the credit markets, the liquidity issues facing us and the decision by us to close all of our mortgage lending and loan servicing operations, we believe that it is more likely than not that we will not realize our deferred tax assets. Based on these conclusions, we recorded a valuation allowance against our entire net deferred tax assets as of March 31, 2008 and December 31, 2007 of $475.2 million and $368.3 million, respectively.

As of March 31, 2008, we had not yet filed our 2007 federal net operating loss carryback to offset our 2006 taxable income. Accordingly, we recorded additional interest of $0.8 million for the three months ended March 31, 2008 related to the balance due to the IRS, which is included in the accounts payable and other liabilities line item of our condensed consolidated balance sheet. We intend to offset the 2006 tax liability with the receivable recorded for the projected 2007 federal net operating loss to be carried back against our 2006 taxable income.

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

Discontinued Operations

March 31, 2008 as Compared to March 31, 2007

See the “Executive Overview of Performance” for discussion of the results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Financial Condition

Mortgage Loans - Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the three months ended March 31, 2008.

Table 6 — Rollforward of Mortgage Loans - Held-in-Portfolio

(dollars in thousands)

March 31, 2008
Beginning principal balance	$3,067,737
Borrower repayments	(111,306)
Capitalization of interest	7,434
Transfers to real estate owned	(64,140)

Ending principal balance	2,899,725
Net unamortized deferred origination costs	28,955

Amortized cost	2,928,680
Allowance for credit losses	(445,120)

Mortgage loans held-in-portfolio	$2,483,560

The following table provides delinquency information for our loans classified as held-in-portfolio as of March 31, 2008 and December 31, 2007.

Table 7 — Mortgage Loans – Held-in-Portfolio Delinquencies

(dollars in thousands)

	As of March 31, 2008		As of December 31, 2007
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$2,114,089	73%	$2,484,386	81%
30-59 days delinquent	154,670	5	158,366	5
60-89 days delinquent	94,674	4	98,039	3
90 + days delinquent	355,858	12	150,811	5
In process of foreclosure	180,434	6	176,135	6

Total principal	$2,899,725	100%	$3,067,737	100%

Mortgage Securities Available-for-Sale and Trading.

The following tables summarize our mortgage securities – available-for-sale and trading portfolios and the current assumptions and assumptions at the time of securitization as of March 31, 2008 and December 31, 2007.

Table 8 — Valuation and Assumptions for Individual Mortgage Securities – Available-for-Sale and Trading

(dollars in thousands):

As of March 31, 2008

				Current Assumptions			Assumptions at Trust Securitization
Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series – Available-for-Sale:
2002-3	$1,714	$1,236	$2,950	25%	14%	0.7%	20%	30%	1.0%
2003-1	2,754	2,085	4,839	25	12	1.9	20	28	3.3
2003-2	1,592	—	1,592	25	11	2.0	28	25	2.7
2003-3	553	—	553	25	10	3.2	20	22	3.6
2003-4	64	—	64	25	11	2.6	20	30	5.1
2004-1	67	—	67	25	14	3.0	20	33	5.9
2004-2	69	—	69	25	13	3.2	26	31	5.1
2004-3	143	—	143	25	14	3.9	19	34	4.5
2004-4	19	—	19	25	15	3.7	26	35	4.0
2005-1	1	—	1	25	15	5.0	15	37	3.6
2005-2	53	—	53	25	13	6.4	13	39	2.1
2005-3	244	—	244	25	12	8.4	15	41	2.0
2005-4	260	—	260	25	12	9.9	15	43	2.3
2006-2	484	—	484	25	16	13.1	15	44	2.4
2006-3	711	—	711	25	17	14.6	15	43	3.0
2006-4	743	—	743	25	17	14.8	15	43	2.9
2006-5	1,094	—	1,094	25	17	17.7	15	43	3.9
2006-6	1,248	—	1,248	25	15	19.0	15	41	3.7

Total	$11,813	$3,321	$15,134

NMFT Series – Trading Securities:
2007-2	$30,983	$(13,949)	$17,034	25%	14%	20.9%	20%	34%	5.7%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date—represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.

As of December 31, 2007

				Current Assumptions			Assumptions at Trust Securitization
Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series – Available-for-Sale:
2002-3	$1,932	$—	$1,932	25%	24%	0.6%	20%	30%	1.0%
2003-1	3,260	—	3,260	25	20	1.7	20	28	3.3
2003-2	2,817	—	2,817	25	18	1.2	28	25	2.7
2003-3	1,233	—	1,233	25	16	1.2	20	22	3.6
2003-4	1,279	—	1,279	25	20	1.6	20	30	5.1
2004-1	180	—	180	25	24	2.4	20	33	5.9
2004-2	180	—	180	25	23	2.4	26	31	5.1
2004-3	986	—	986	25	24	3.0	19	34	4.5
2004-4	48	—	48	25	26	2.6	26	35	4.0
2005-1	512	—	512	25	27	3.6	15	37	3.6
2005-2	642	—	642	25	24	3.3	13	39	2.1
2005-3	1,335	—	1,335	25	24	3.6	15	41	2.0
2005-3 (C)	158	69	227	25	N/A	N/A	N/A	N/A	N/A
2005-4	1,344	—	1,344	25	27	4.5	15	43	2.3
2005-4 (C)	212	—	212	25	N/A	N/A	N/A	N/A	N/A
2006-2	2,301	—	2,301	25	32	6.8	15	44	2.4
2006-3	2,994	—	2,994	25	31	8.4	15	43	3.0
2006-4	2,960	—	2,960	25	32	8.2	15	43	2.9
2006-5	4,217	—	4,217	25	31	11.0	15	43	3.9
2006-6	4,712	—	4,712	25	30	10.0	15	41	3.7

Total	$33,302	$69	$33,371

NMFT Series – Trading Securities:
2007-2	$41,275	$(13,959)	$27,316	25%	20%	12.5%	20%	34%	5.7%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date—represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Represents derivative cash flow bonds (“CT Bonds”).

As of March 31, 2008 and December 31, 2007 the fair value of our mortgage securities – available-for-sale was $15.1 million and $33.4 million, respectively. The decline is mostly due to compressed margins, an increase in expected credit losses and normal paydowns. The value of our mortgage securities – available-for-sale, as well as the cash flows we receive from them, are highly dependent upon interest rate spreads, as well as credit losses and prepayment experience of the borrowers of the underlying mortgage security collateral.

Mortgage Securities – Trading.

The following tables provide a summary of our portfolio of trading securities at March 31, 2008 and December 31, 2007:

Table 9 — Mortgage Securities - Trading

(dollars in thousands)

As of March 31, 2008

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,209	$154	1	5.54%
A	21,263	20,861	4,254	5	6.96
A-	17,932	16,650	1,360	4	10.22
BBB+	52,802	51,263	5,074	15	8.23
BBB	129,795	123,577	10,157	31	9.92
BBB-	165,890	156,603	11,705	35	11.37
BB+	31,733	27,997	1,480	12	15.28
BB	13,500	11,354	506	5	18.56
Unrated	N/A	30,983	17,034	1	21.00

Total	$435,114	$441,497	$51,724	109	13.72%

As of December 31, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
A+	$2,199	$2,204	$264	1	6.20%
A	21,263	20,770	6,471	5	7.59
A-	17,932	16,495	2,405	4	11.13
BBB+	52,802	50,959	9,537	15	9.20
BBB	129,795	122,480	25,063	31	10.97
BBB-	165,890	154,674	36,264	35	13.15
BB+	31,733	27,461	3,220	12	16.15
BB	13,500	11,052	1,238	5	19.39
Unrated	N/A	41,275	24,741	1	21.00

Total	$435,114	$447,370	$109,203	109	13.85%

As of March 31, 2008 and December 31, 2007, mortgage securities – trading consisted of subordinated securities which were retained from our securitization transactions as well as subordinated securities purchased from other issuers. The aggregate fair market value of these securities as of March 31, 2008 and December 31, 2007 was $51.7 million and $109.2 million, respectively. Management estimates their fair value based on quoted market prices. The market value of our mortgage securities—trading fluctuates inversely with bond spreads in the market. Generally, as bond spreads widen (i.e. investors demand more return), the value of our mortgage securities—trading will decline, alternatively, as they tighten, the market value of our mortgage securities – trading will increase. We recognized net trading losses of $51.6 million and $50.1 million for the three months ended March 31, 2008 and 2007, respectively.

Real Estate Owned.

Real estate owned relating to continuing operations at March 31, 2008 and December 31, 2007 was $83.8 million and $76.6 million, respectively. This increase is directly related to foreclosures arising out of our NHES 2006-1, 2006-MTA1 and 2007-1 securitizations. The stated amount of real estate owned on our condensed consolidated balance sheet is net of expected future losses on the sale of the property.

Short-term Borrowings.

On May 9, 2008, we fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day. We have no further borrowing capacity currently available to us. See “Liquidity and Capital Resources” for further discussion of our financing availability and liquidity.

Shareholders’ Deficit.

The increase in our shareholders’ deficit as of March 31, 2008 compared to December 31, 2007 is a result of the following increases and decreases.

Shareholders’ deficit decreased by:

•	$19.4 million due to impairment on mortgage securities – available for sale reclassified to earnings; and

•	$0.4 million due to changes in other miscellaneous activity.

Shareholders’ deficit increased by:

•	$282.7 million due to a net loss recognized for the quarter ended March 31, 2008;

•	$16.1 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale;

•	$3.3 million due to dividends accrued on preferred stock; and

•	$0.7 million due to adjustments on derivative instruments used in cash flow hedges reclassified to earnings.

As of March 31, 2008, our total liabilities exceeded our total assets under GAAP, resulting in a shareholders’ deficit. Our losses, negative cash flows from operations and our shareholders’ deficit raise substantial doubt about our ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet our obligations.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of March 31, 2008, with the exception of short-term borrowing arrangements.

Table 10 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long—term debt (A)	$3,748,563	$596,757	$973,499	$574,729	$1,603,578
Junior subordinated debentures (B)	229,871	5,267	10,534	10,534	203,536
Operating leases (C)	16,807	6,115	10,108	584	—

Total	$3,995,241	$608,139	$994,141	$585,847	$1,807,114

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at March 31, 2008 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at March 31, 2008 for each respective obligation.
(C)	Does not include rental income of $1.9 million to be received under sublease contracts.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of March 31, 2008 and 2007 were $0.8 million and $2.8 million, respectively.

Liquidity and Capital Resources

We had $12.5 million in unrestricted cash and cash equivalents at March 31, 2008, which was a decrease of $12.9 million from December 31, 2007. Subsequent to March 31, 2008, our unrestricted cash has been impacted by the events described below.

Current Liquidity and Near-Term Obligations. We used $4.9 million in cash to fully repay outstanding indebtedness to Wachovia on May 9, 2008 and used $2.1 million of cash on May 8, 2008 to satisfy certain terms of the American Interbanc Mortgage (“AIM”) Settlement Agreement. See “Item 1. Legal Proceedings” under “Part II. Other Information” for further discussion of the AIM Settlement Agreement. As of May 15, 2008, we had approximately $3 million of unrestricted cash and cash equivalents. On May 30, 2008, we have quarterly interest payments due on our trust preferred securities of approximately $1.7 million. See below for further discussion of our near-term obligations on our trust preferred securities. Additionally, we expect to have near-term payments for pending litigation settlements, lease terminations and normal operating expenses. Lease and other contract termination payments will vary, depending on negotiations and available cash. Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet these short-term payment needs. However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections. Therefore, no assurances can be given that we will be able to meet our cash flow needs, in which case we would be required to seek protection of applicable bankruptcy laws.

Collateralization of letters of credit supporting surety bonds. Certain states required that we post surety bonds in connection with our former mortgage lending operations. During 2007, the sureties required that we provide letters of credit to support our reimbursement obligations to the sureties. In order to arrange these letters of credit, we were required to collateralize the letters of credit with cash, which totaled $9.2 million as of March 31, 2008. We are in the process of terminating these surety bonds as a result of the discontinuation of our mortgage lending operations, and although these funds remain subject to various contingencies, we expect to receive a return of the cash collateral following such termination. However, the timing of the return of these funds is dependent upon the acceptance by various states of our surrender of state licenses, which in some cases may be subject to final state audits or examinations. As a result, the full return of the related cash collateral may take up to a year or longer. Subsequent to March 31, 2008, the Company received $1.9 million of cash collateral from the custodial bank.

Trust Preferred Obligations. To preserve short-term liquidity flexibility, on March 30, 2008, NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of NFI, did not make a quarterly interest payment of $1.3 million due on its unsecured junior subordinated notes issued to NovaStar Capital Trust I and NovaStar Capital Trust II . In addition, on April 30, 2008 NMI did not make a quarterly interest payment of $0.4 million. As a result, NovaStar Capital Trust I and NovaStar Capital Trust II were unable to make corresponding payments owed to the holders of the trust preferred securities issued by the trusts. NFI has guaranteed NMI’s obligations under the notes, including NMI’s obligations to make periodic interest payments thereon. Under the terms of the indentures governing the notes, NMI had a grace period of 30 days from March 30, 2008 and April 30, 2008 (the respective interest payment due dates) before the nonpayment gave the parties to, or beneficiaries of, the indentures a right to accelerate the obligations under the notes based on these payment failures.

NMI, NFI and the trustees and security holders of NovaStar Capital Trust I and NovaStar Capital Trust II entered into Forbearance Agreements, dated April 29, 2008, under which the security holders and the trustees agreed to forbear in the exercise of their rights and remedies under the respective indenture, the respective notes and the other applicable documents and instruments with respect to the payment failures until May 30, 2008. Other than with respect to these payment failures, the parties to each indenture preserved all of their rights and remedies under the applicable indenture, the applicable notes and the other applicable documents and instruments related thereto. As a condition to the aforementioned forbearance, until May 30, 2008, NMI agreed: (1) not to incur any additional indebtedness (other than ordinary trade accounts payable); (2) not to convey, transfer, or lease any of its properties and assets (other than in the ordinary course of business); (3) not to consolidate with or merge into any other person; and (4) to fully repay all outstanding borrowings and remaining fees due to Wachovia.

While we have repaid the outstanding borrowings and fees to Wachovia and intend to negotiate with the applicable parties to restructure the terms of the indentures and to make the payments required thereunder on or before May 30, 2008 as required by the Forbearance Agreements, there can be no assurance that we will be able to do so. In the event that we are unable to restructure the terms of the indentures or fail to pay the interest owed on the notes as required by the Forbearance Agreements, the parties to the Forbearance Agreements may seek an acceleration of the obligations under the indentures. Such an event would have a material adverse effect on our financial condition and liquidity and would be likely to cause us to seek the protection of applicable bankruptcy laws.

Table 11 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Three Months Ended March 31,		(Decrease) / Increase
	2008	2007
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(6,920)	$(1,522,697)	$1,515,777
Cash flows provided by investing activities	166,012	319,114	(153,102)
Cash flows (used in) provided by financing activities	(171,932)	1,116,426	(1,288,358)

Operating Activities. Net cash used in operating activities decreased by $1.5 billion for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease was due primarily to a decrease in cash used for originations and purchases of mortgage loans held-for-sale.

Investing Activities. Net cash provided by investing activities decreased by $153.1 million for the three months ended March 31, 2008 as compared to the same period of 2007. The decrease is due primarily to lower repayments of our mortgage loans held-in-portfolio during the first quarter of 2008 as compared to the first quarter of 2007 which was driven primarily by slower borrower prepayments. We also experienced a decrease in paydowns on our mortgage securities – available-for-sale during the first three months of 2008 as compared to the same period of 2007 as a result of poor credit performance of the underlying loans.

Financing Activities. Net cash (used in) provided by financing activities decreased to $(0.2) billion for the three months ended March 31, 2008 from $1.1 billion for the three months ended March 31, 2007. The decrease is due to the issuance of $2.1 billion of asset-backed bonds during the first quarter of 2007 from a CDO and loan securitization both structured as financing transactions for accounting purposes.

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

For the three months ended March 31, 2008 and 2007, we retained no residual or subordinated securities. We purchased subordinated securities during the first quarter of 2007 with a cost basis of $17.7 million from other issuers.

Originations and Purchases of Mortgage Loans. Mortgage lending requires significant cash to fund loan originations and purchases. The capital invested in our mortgage loans is outstanding until we sell or securitize the loans. Again, due to the significant deterioration in the subprime market, we have discontinued our lending and purchasing activities. For the three months ended March 31, 2007, we used $1.5 billion in cash for the origination and purchase of mortgage loans held-for-sale, respectively. As the values of mortgage loans decreased in 2007, we were subject to cash margin calls on mortgage loans financed under short-term repurchase agreements. We have approximately $16.5 million of capital invested in our mortgage loans held-for-sale on our balance sheet as of March 31, 2008 which consists of the difference between the current principal on the loans and the amount borrowed against these loans. We do not expect to recover a substantial portion of this capital investment due to the non-performing nature of our remaining loans.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds decreased to $145.1 million for the three months ended March 31, 2008 from $229.0 million for the same period of 2007, respectively. Due to the fact that we do not intend to engage in any additional on-balance sheet securitizations in the foreseeable future, we expect our payments on asset-backed bonds to decrease as our current asset-backed bonds mature.

In addition, as of March 31, 2008, our wholly owned subsidiary NovaStar Mortgage, Inc. had $83.7 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We have guaranteed the obligations of NovaStar Mortgage, Inc. under the junior subordinated debentures. We are obligated to make periodic interest payments based on a variable interest rate of three-month LIBOR plus 3.5% which resets quarterly. See Table 10 for an estimate of our contractual obligations related to these junior subordinated debentures.

Repayments of Short-term Borrowings. During the three months ended march 31, 2008, we used $38.4 million to pay down outstanding borrowings with Wachovia and related fees. We fully repaid the remaining $18.9 million in outstanding borrowings subsequent to March 31, 2008, We currently have no outstanding short-term borrowings and no agreements providing for further borrowings.

Common and Preferred Stock Dividend Payments. We announced that we will not be able to pay a dividend on our common stock with respect to our 2006 taxable income, and as a result our status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of our REIT status resulted in us becoming taxable as a C corporation for 2006 and subsequent years.

We did not declare any common stock dividends for the three months ended March 31, 2008. Preferred stock dividends declared per share were $0.56 for the three months ended March 31, 2007. Our Board of Directors has suspended dividend payments on our Series C and Series D-1 Preferred Stock. As a result, dividends on our Series C and Series D-1 preferred stock continue to accrue and the dividend rate on the Series D-1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008, with respect to all unpaid dividends and subsequently accruing dividends. Accrued and unpaid dividends on our preferred stock must be paid prior to the payment of any dividend on our common stock. We do not expect to pay any dividends for the foreseeable future.

Loan Sale and Securitization Repurchases. We have sold whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the year ended December 31, 2007, we sold $912.9 million of loans with recourse for borrower defaults. We maintained a $1.6 million and $2.2 million recourse reserve related to these guarantees as of March 31, 2008 and December 31, 2007, respectively. We did not repurchase any loans during the three months ended March 31, 2008. We paid $82.0 million in cash to repurchase loans sold to third parties during the three months ended March 31, 2007. The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement.

We also have sold loans to securitization trusts and guaranteed losses suffered by the trust resulting from defects in the loan origination process. Defects may have occurred in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of March 31, 2008 and December 31, 2007, we had loans sold with recourse to securitization trusts with an outstanding principal balance of $9.5 billion and $10.1 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. Because we have received no significant requests to repurchase loans from our securitization trusts as of March 31, 2008, we have not recorded any reserves related to these guarantees.

Expenses Related to Discontinued Operations. We have significant ongoing expenses associated with our discontinued operations, including obligations under multiple office leases, software agreements, and other contractual obligations, that no longer contribute to our revenue producing operations. See “Other Liquidity Factors” for further discussion.

Primary Sources of Cash

Change in Short-Term Borrowings, net (Warehouse Lending Arrangements). As of March 31, 2008, our short-term borrowing facilities were used solely to finance our mortgage securities. Subsequent to March 31, 2008, we repaid our remaining short-term borrowings and the related repurchase agreements were terminated. We do not have borrowing capacity available or any short-term borrowing facilities currently in place.

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities are the proceeds we receive from our mortgage securities portfolio. Proceeds on mortgage securities that are pledged to the CDO are required to be used to pay principal and interest on the CDO asset-backed bonds. We were required to use the cash inflows from the remaining securities to paydown Wachovia’s remaining debt until it was fully repaid on May 9, 2008. For the three months ended March 31, 2008 we received $31.1 million in proceeds from repayments on mortgage securities as compared to $88.2 million for the same period of 2007. The cash flows we receive on our mortgage securities are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Proceeds from Repayments of Mortgage Loans. For the three months ended March 31, 2008 we received $111.3 million in proceeds from the repayments of our portfolio of mortgage loans held-in-portfolio compared to $229.7 million for the same period of 2007. All of these amounts are required to be used to pay principal and interest on the related asset-backed bonds secured by the mortgage loans. The decrease in 2008 is primarily the result of slower borrower prepayments.

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

Net Proceeds from Sales of Mortgage Loans to Third Parties. Sales of mortgage loans to third party investors have also historically been a source of liquidity, with proceeds from sale being used to repay funds used to finance the origination or purchase of these loans and any excess being retained by us in respect of the capital we had invested in the loans. We did not execute any mortgage loan sales to third parties during the three months ended March 31, 2008 and we currently do not expect to enter into any new loan sales to third parties as we have discontinued our loan origination operations. Net proceeds from sales of mortgage loans to third parties were $69.0 million during the three months ended March 31, 2007.

Net Proceeds from Issuances of Long-Term Debt. The resecuritization of our mortgage securities—available-for-sale, on balance sheet securitizations, collateralized debt obligations as well as private debt offerings have provided long-term sources of liquidity. We did not during the three months ended March 31, 2008, and do not expect for the foreseeable future, to enter into any securitizations, resecuritizations, or CDOs or private debt offerings. Other issuances of long-term debt are highly dependent upon industry and market conditions and our financial condition, which are currently significantly unfavorable. As a result, no assurances can be given that we would have access to these sources of liquidity.

We received net proceeds of $1.8 billion through the issuance of NHES Series 2007-1, a securitization structured as a financing during the three months ended March 31, 2007. These asset-backed bonds are collateralized by mortgage loans – held-in-portfolio on our condensed consolidated balance sheet. The $1.8 billion is prior to the netting of the repayment of short-term borrowings secured by the underlying mortgage loans and prior to any new short-term borrowings secured by retained mortgage securities. The net cash outflow for this securitization was approximately $2.2 million.

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

Other Liquidity Factors

Table 10 details our major contractual obligations due over the next 12 months and beyond. As previously discussed, for the near future, we will focus on minimizing losses and preserving liquidity with our remaining operations which consist solely of mortgage portfolio management. Our residual and subordinated mortgage securities are currently our only source of cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. If, as the cash flows from mortgage securities decrease, we are unable to recommence or invest in profitable operations, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws. Factors that can affect our liquidity are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this document.

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

Management historically has used financing sources under which the interest rate resets frequently. As of March 31, 2008, all borrowings under our financing arrangements adjust daily or monthly off LIBOR. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected and impairments may be incurred, as the asset rate resets would lag the borrowing rate resets.

Historically, we have transferred interest rate agreements at the time of securitization into the securitization trusts to protect the third-party bondholders from interest rate risk and to decrease the volatility of future cash flows related to the securitized mortgage loans. We entered into these interest rate agreements as we originated and purchased mortgage loans in our mortgage lending segment. At the time of a securitization structured as a sale, we transferred interest rate agreements into the securitization trusts and they were removed from our balance sheet. The trust assumed the obligation to make payments and obtained the right to receive payments under these agreements. Generally, net settlement obligations paid by the trust for these interest rate agreements reduce the excess interest cash flows to our residual securities. Net settlement receipts from these interest rate agreements are used either to cover interest shortfalls on the third-party primary bonds or to provide credit enhancement with any remaining funds then flowing to our residual securities. For securitizations structured as financings the derivatives remain on our balance sheet. Generally, these interest rate agreements do not meet the hedging criteria set forth in Generally Accepted Accounting Principles (“GAAP”) while they are on our balance sheet; therefore, we are required to record their change in value as a component of earnings even though they may reduce our interest rate risk. In times when short-term rates rise or drop significantly, the value of our agreements will increase or decrease, respectively. Occasionally, we enter into interest rate agreements that do meet the hedging criteria set forth in GAAP. In these instances, we record their change in value, if effective, directly to other comprehensive income on our statement of shareholder’s deficit.

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

Table 12—Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of March 31, 2008:
Change in market values of:
Assets – non trading (B)	$14,425	$6,865	$(5,926)	$(10,460)
Assets – trading (C)	26,631	9,861	(7,202)	(12,074)

Cumulative change in market value	$41,056	$16,726	$(13,128)	$(22,534)

Percent change of market value portfolio equity (D)	24.1%	9.8%	(7.7)%	(13.2)%

As of December 31, 2007:
Change in market values of:
Assets – non trading (B)	$42,484	$19,234	$(18,057)	$(32,868)
Assets – trading (C)	33,448	15,269	(14,210)	(26,053)

Cumulative change in market value	$75,932	$34,503	$(32,267)	$(58,921)

Percent change of market value portfolio equity (D)	61.0%	24.6%	(17.5)%	(30.5)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio and mortgage securities—available-for-sale.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of March 31, 2008 and December 31, 2007.

Hedging. We currently have no intention of entering into new derivative instruments. In the past, we used derivative instruments, including interest rate swap and cap contracts, to mitigate the risk of our cost of funding increasing at a faster rate than the interest on assets. Interest rate cap and swap agreements are legal contracts between us and a third-party firm or “counterparty”. Under an interest rate cap agreement the counterparty agrees to make payments to us in the future should the one-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly or monthly premium payments or have chosen to pay the premiums at the beginning to the counterparties under contract. Each contract has either a fixed or amortizing notional face amount on which the interest is computed and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Under interest rate swap agreements we pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

All derivative instruments on our balance sheet as of March 31, 2008 are related to securitizations structured as financings and are legally held by the trust. The following table summarizes the key contractual terms associated with these interest rate risk management contracts as of March 31, 2008. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR. We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of March 31, 2008.

Table 13 - Interest Rate Risk Management Contracts

(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2008	2009	2010		2011	2012 and beyond
Pay-fixed swaps:
Contractual maturity	$(21,910)	$1,085,000	$640,000	$405,000	$40,000		$—	$—
Weighted average pay rate		5.0%	5.0%	4.9%	5.0%		—	—
Weighted average receive rate		2.7%	(A )	(A )	(A	)	—	—

Interest rate caps:
Contractual maturity	$3	$140,000	$100,000	$40,000	$—		$—	$—
Weighted average strike rate		5.1%	5.1%	5.0%	—		—	—

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

American Interbanc Mortgage Litigation. On March 17, 2008, the Company and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the actions, judgments and claims described below.

In March 2002, Plaintiff filed an action against NovaStar Home Mortgage, Inc. (“NHMI”) in Superior Court of Orange County, California entitled American Interbanc Mortgage LLC v. NovaStar Home Mortgage, Inc. et. al. (the “California Action”). In the California Action, Plaintiff alleged that NHMI and two other mortgage companies (“Defendants”) engaged in false advertising and unfair competition under certain California statutes and interfered intentionally with Plaintiff’s prospective economic relations. On May 4, 2007, a jury returned a verdict by a 9-3 vote awarding Plaintiff $15.9 million. The court trebled the award, made adjustments for amounts paid by settling Defendants, and entered a $46.1 million judgment against Defendants on June 27, 2007 (the “Judgment”). The award is joint and several against the Defendants, including NHMI.

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

Pursuant to the Settlement Terms, the Involuntary was dismissed on April 24, 2008. As provided in the Settlement Terms, the Company paid Plaintiff $2,000,000 plus the balance in an account established by order of the Bankruptcy Court, and NHMI is obligated to otherwise satisfy obligations to its identified creditors up to $48,000. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

The Settlement Terms provide that, following satisfaction of certain other conditions, the parties will dismiss the California Action as to NHMI and the Kansas City Action and Delaware Judgment, effect notice of satisfaction of the Judgment, and effect a mutual release of all claims that were or could have been raised in any of the foregoing or that are related to the subject matter thereof. In the event that the conditions are not satisfied, as to which no assurance can be given, the Judgment will remain in effect and the related claims will not be released, which could result in NHMI and, if found liable for the Judgment, the Company seeking the protection of applicable bankruptcy laws.

In addition to the initial payments made to the Plaintiff following dismissal of the Involuntary, the Company will pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets. If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $47.1 million as of March 31, 2008 with a corresponding charge to earnings. The $47.1 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of the Company, the $47.1 million liability is included in the consolidated financial statements of the Company. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets. The Company paid the Plaintiff $2.1 million on May 8, 2008 in accordance with the Settlement Terms.

Other Litigation. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s current and former executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The case is now in the discovery stage. The Company believes that these claims are without merit and continues to vigorously defend against them.

In February 2007, a number of substantially similar putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims, and that motion is pending. The Company believes that these claims are without merit and will vigorously defend against them.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against the Company in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that the Company maintains corporate policies of not making loans on Indian reservations, or dwellings used for adult foster care or on rowhouses in Baltimore, Maryland in violation of the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, the Company responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. On March 31, 2008 that motion was denied by the Court. The Company believes that these claims are without merit and will vigorously defend against them.

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against the Company and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs seek statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants filed a motion to dismiss the action. On December 19, 2007, the Court granted defendants’ motion to dismiss the complaint, including the claims against NovaStar Financial, Inc., but the Court allowed the plaintiffs to file an amended complaint. On January 9, 2008, the plaintiffs filed an amended complaint that does not make any claim against NovaStar Financial, Inc., but does assert the above claims against its subsidiaries, NovaStar Mortgage, Inc. and NHMI. The Company believes that these claims are without merit and will vigorously defend against them.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. The Company believes that these claims are without merit and will vigorously defend against them.

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

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws.

In addition, the Company has received requests or subpoenas for information from various regulators or law enforcement officials, including, without limitation, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor.

Item 1A.	Risk Factors

Risk Factors

You should carefully consider the risks described below in evaluating our business and before investing in our publicly traded securities. Any of the risks we describe below or elsewhere in this report could negatively affect our results of operations, financial condition, liquidity, business prospects and ability to continue as a going concern. The risks described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our results of operations, financial condition, liquidity, business prospects and ability to continue as a going concern. Our business is also subject to the risks that affect many other companies, such as competition, inflation, general economic conditions and geopolitical events.

Risks Related to Recent Changes in Our Business

The subprime loan market has largely ceased to operate, which has adversely affected our business and may adversely affect our ability to continue as a going concern.

Due to a number of market factors, including increased delinquencies and defaults on residential mortgage loans, investor concerns over asset quality, a weakening of the United States housing market and the failure of certain subprime mortgage companies and hedge funds that have invested in subprime loans, there has been extreme uncertainty and disruption in the subprime mortgage industry as a whole. As a result, our business has been materially and adversely affected in a number of ways. Due to the fact that the secondary market for mortgage loans has effectively been unavailable to us since the middle of 2007, we have discontinued our mortgage lending business and have sold, at a loss, most of the loans that we originated during 2007 and had not previously securitized. Further, we have sold our mortgage servicing assets to generate cash to repay existing indebtedness and to reduce cash requirements. We have also terminated a substantial portion of our workforce. All of these events have had a material adverse effect on our business and have forced us to change business strategies. Our business now is focused solely on managing our portfolio of mortgage securities. If the subprime market fails to significantly improve, our results of operations, financial condition, liquidity, and business prospects will be further adversely affected and there can be no assurance that we will be able to continue as a going concern. Further, because of state licensing requirements, we are unlikely to be able to recommence mortgage lending activities so long as we continue to have a shareholders’ deficit. As a result of this and other factors, in the event that the subprime market recovers, there can be no assurance that we will be able to operate in the manner or at the levels that we have historically.

Payments on our mortgage securities are currently our only source of cash flows and will decrease in the next several months. Absent the reestablishment of profitable operations and reduction of our expenses from discontinued operations and other obligations, our cash flows will not be sufficient for us to continue as a going concern.

Our residual and subordinated mortgage securities are currently our only source of cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or prepayment speeds continue to decline. In addition, we have significant operating expenses associated with office leases, software contracts, and other obligations relating to our discontinued operations, as well as periodic interest payments with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. If, as the cash flows from mortgage securities decrease, we are unable to recommence or invest in profitable operations, and restructure our unsecured debt and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws.

To the extent that the mortgage loans underlying our residual and subordinated securities continue to experience significant credit losses, or mortgage loan prepayment rates continue to decline, our liquidity and ability to continue as a going concern will be adversely affected.

Our mortgage securities consist of certain residual securities retained from our past securitizations of mortgage loans, which typically consist of interest-only, prepayment penalty, and over collateralization bonds, and certain investment grade and non-investment grade rated subordinated mortgage securities retained from our past securitizations and purchased from other ABS issuers. These residual and subordinated securities are generally unrated or rated below investment grade and, as such, involve significant investment risk that exceeds the aggregate risk of the full pool of securitized loans. By holding the residual and subordinated securities, we generally retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, losses on the underlying mortgage loans directly affect our returns on, and cash flows from, these mortgage securities. In addition, if delinquencies and/or losses on the underlying mortgage loans exceed specified levels, the level of over-collateralization required for higher rated securities held by third parties may be increased, further decreasing cash flows presently payable to us. Further, slower prepayment speeds reduce our prepayment penalty cash flows.

Increased delinquencies and defaults and slower prepayment rates on the mortgage loans underlying our residual and subordinated mortgage securities have resulted in a decrease in the cash flow we receive from these investments. To the extent we continue to experience significant realized losses and decreased cash flows from these assets, our results of operations, financial condition, liquidity, and ability to continue as a going concern will be adversely affected.

If we are not able to successfully restructure our unsecured debt, other significant contractual obligations and preferred stock, we are not likely to be able to continue as a going concern.

Based on current projections, the cash flows from our remaining assets will continue to significantly decrease over the next several months to levels that are below our current expenses and that are below levels necessary to recommence other operations. Because our known obligations exceed our existing assets, the liquidation rights and preferences of our preferred stock make the issuance of additional equity for new capital highly unlikely. Consequently, we have recently initiated efforts to restructure our indebtedness and certain contractual obligations, and we are assessing potential changes to our preferred stock. Our ability to implement any restructuring is dependent upon agreement of various third parties and security holders. We expect that these efforts and negotiations will be complex, and there can be no assurances that any negotiations or other efforts will be successful. To the extent that they are not, we would be unlikely to be able to continue as a going concern and would be likely to seek the protection of applicable bankruptcy laws.

If we are unable to remain in compliance with agreements governing our indebtedness or to obtain waivers of any noncompliance, we will not be able to continue as a going concern.

Our wholly owned subsidiary NovaStar Mortgage, Inc. has outstanding junior subordinated debentures related to the outstanding trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We have guaranteed NovaStar Mortgage’s obligations under these debentures, including NovaStar Mortgage’s obligations to make periodic interest payments thereon. To preserve short-term liquidity flexibility, NovaStar Mortgage did not make a quarterly interest payment of $1.3 million due on March 30, 2008 and did not make a quarterly interest payment of $0.4 million on April 30, 2008. The trustees and security holders of NovaStar Capital Trust I and NovaStar Capital Trust II have agreed not to exercise any remedies as a result of these payment failures until May 30, 2008. While we intend to negotiate with the applicable parties to restructure the terms of the debentures and to make the deferred payments required on or before May 30, 2008, there can be no assurance that we will be able to do so. In the event that we are unable to restructure the terms of the debentures or fail to timely pay the deferred or any subsequent interest owed on the notes, or otherwise breach any of our obligations relating to the debentures or trust preferred securities and fail to remedy the default within the applicable cure period, if any, the trustees or security holders may seek an acceleration of the obligations under the indentures. Such an event would have a material adverse effect on our financial condition and liquidity and would be likely to cause us to seek the protection of applicable bankruptcy laws.

There can be no assurance that we will have access to financing necessary to support our business and assets.

We do not currently have in place any agreements or commitments for short-term financing nor any agreements or commitments for additional long-term financing. In light of current market conditions, our current financial condition, and our lack of significant unencumbered assets, no assurance can be given regarding our ability to secure additional financing. To the extent we do not have access to adequate financing, our business prospects and ability to continue as a going concern will be negatively affected. There is no assurance that we will have access to financing at levels necessary for operations or other liquidity needs or that we will not be forced to file for bankruptcy.

Various legal proceedings could adversely affect our financial condition, our results of operations, liquidity and our ability to continue as a going concern.

In the course of our business, we are subject to various legal proceedings and claims. See Part I “Item 3—Legal Proceedings.” In addition, as the subprime mortgage industry has deteriorated, participants in the industry, including the Company, have and may continue to be subject to increased litigation arising from foreclosures and other industry practices, in some cases on the basis of novel legal theories. The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, liquidity, financial condition and ability to continue as a going concern.

The Securities and Exchange Commission (the “Commission”) has requested information from issuers in our industry, including us, regarding accounting for mortgage loans and other mortgage related assets. In addition, we have received requests or subpoenas for information relating to our operations from various federal and state regulators and law enforcement, including, without limitation, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor. While we have provided, or are in the process of providing, the requested information to the applicable officials, we may be subject to further information requests from, or action by, these or other regulators or law enforcement officials. To the extent we are subject to any actions, our financial condition, liquidity, and ability to continue a going concern could be materially adversely affected.

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

We are not required to pay out our taxable income in the form of dividends, as we are no longer subject to a REIT distribution requirement. Instead, payment of dividends is at the discretion of our board of directors. To preserve liquidity, our board of directors has suspended dividend payments on our Series C and Series D-1 Preferred Stock. Dividends on our Series C and D-1 Preferred Stock continue to accrue and the dividend rate on our Series D-1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. No dividends can be paid on any of our common stock until all accrued and unpaid dividends on our Series C and Series D-1 Preferred Stock are paid in full. Accumulating dividends with respect to our preferred stock will negatively affect the ability of our common stockholders to receive any distribution or other value upon liquidation.

Risks Related to Mortgage Asset Financing, Sale, and Investment Activities

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could further harm our liquidity and ability to continue as a going concern.

When we sold mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. If a purchaser enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. Repurchased loans cannot currently be financed by us. As a result, significant repurchase activity would further harm our liquidity, cash flow, and financial condition.

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

Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan and costs of sale. In the event of a borrower’s bankruptcy, that borrower’s mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan may in some circumstances be subject to the avoidance powers of the bankruptcy trustee under applicable state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan. Also, loans that are delinquent or in default may be unmarketable or saleable only at a discount.

We have experienced an increase in borrower delinquencies and defaults, which has adversely affected our liquidity, cash flows, results of operations and financial condition. Nearly all of our remaining loans held for sale are delinquent or are in default. In addition, our economic investment in and cash flows from loans we have securitized continue to be exposed to delinquencies and losses, either through residual securities that we retain in securitizations structured as sales, or through the loans that remain on our balance sheet in securitizations structured as financings.

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

•	classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares; and

•	issue additional shares of common stock or preferred stock in exchange for outstanding securities, with the consent of the holders of those securities.

In connection with any capital restructuring or in order to raise additional capital, we may issue, reclassify or exchange securities, including debt instruments, preferred stock or common stock. Any of these or similar actions by us may dilute your interest in us or reduce the market price of our capital stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that limit our ability to make a distribution to common shareholders. Because our decision to issue, reclassify or exchange securities will depend on negotiations with third parties, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our shareholders will bear the risk of our future offerings, reclassifications and exchanges reducing the market price of our stock and diluting their interest in us.

Other Risks Related to our Business

You should exercise caution in reviewing our condensed consolidated financial statements.

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. In light of these facts, you should exercise caution in reviewing our financial statements.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited if transfer restrictions are not adopted or are not effective in preventing an ownership change from occurring.

We currently have recorded a significant net deferred tax asset, before valuation allowance, almost all of which relates to certain loss carryforwards and net unrealized built-in-losses. While we believe that it is more likely than not that we will not be able to utilize such losses in the future, the net operating loss carryforwards and net unrealized built-in losses could provide significant future tax savings to us if we are able to use such losses. However, our ability to use these tax benefits may be impacted, restricted or eliminated due to a future ownership change within the meaning of Section 382 of the Code. Pursuant to Section 382 of the Code, a corporation is limited in its ability to use existing net operating loss carryforwards and net unrealized built in losses once that corporation experiences an “ownership change” (as that term is defined in the Code and IRS regulations). We have imposed certain transfer restrictions on our Series D-1 Preferred Stock, and have also agreed to submit an amendment to our Charter to our shareholders for approval, to limit the transferability of our common stock in order to attempt to preserve certain of our net operating loss carryforwards and net unrealized built-in losses. Our shareholders may fail to approve this amendment. Further, although transfer restrictions are valid under the Maryland General Corporation Law, we are not aware of any published court decisions enforcing similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions, and we may be unable to enforce such transfer restrictions. Even if a court were to enforce the transfer restrictions, the Internal Revenue Service might not agree that the transfer restrictions provided a sufficient remedy with respect to an ownership change resulting from a prohibited transfer. Further, our Board of Directors has waived, and may in the future waive, application of the transfer restrictions to certain shareholders or transfers if determined to otherwise be in the interests of the Company. In any of these cases, despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses, which may result in higher taxable income for us (and a significantly higher tax cost as compared to the situation where these tax benefits are preserved).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2008 – January 31, 2008	—	—	—	$1,020
February 1, 2008 – February 28, 2008	—	—	—	$1,020
March 1, 2008 – March 31, 2008	—	—	—	$1,020

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3.	Defaults Upon Senior Securities

To preserve liquidity, the Company’s Board of Directors has suspended the payment of dividends on its Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C”) and its Series D1 Convertible Participating Preferred Stock (“Series D1”). As a result, dividends continue to accrue on the Series C and Series D1 Preferred Stock. The Company has total accrued dividends payable related to the Series C and Series D1 Preferred Stock of $7.1 million as of March 31, 2008. All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to any payments of dividends or other distributions on the Company’s common stock. In addition, if at any time dividends on the Series C Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Stock, voting as a single class, have the right to elect two additional directors to the Company’s Board of Directors. The Company does not expect to pay any dividends for the foreseeable future.

Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.90% annually. Accrued and unpaid dividends payable related to the Series C Preferred Stock were approximately $3.3 million as of March 31, 2008 and $4.2 million as of May 19, 2008.

Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 9.00% per annum, or 13.00% per annum if any such dividends are not declared and paid when due. The dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. Accrued and unpaid dividends payable related to the Series D1 Preferred Stock were approximately $3.8 million as of March 31, 2008 and $4.7 million as of May 19, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Listing

Exhibit No.	Description of Document
10.40.2(1)	Amendment Number Two to Master Repurchase Agreement (2007 Whole Loan), dated April 30, 2008, by and among NFI Repurchase Corporation, NMI Repurchase Corporation, Homeview Lending, Inc., NMI Property Financing, Inc., Wachovia Bank National Association, NFI Holding Corporation, NovaStar Financial, Inc., NovaStar Mortgage Inc. and Home View Lending, Inc.

10.46.8(2)	Master Repurchase Agreements Waiver, dated March 27, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.9(3)	Master Repurchase Agreements Waiver, dated April 30, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC.

10.46.10(4)	Facility Termination, Claim Settlement and Release, dated May 9, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A., Wachovia Capital Markets, LLC and Wachovia Investment Holdings, LLC.

10.53(5)	Forbearance Agreement, dated April 29, 2008, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., The Bank of New York Trust Company, National Association, NovaStar Capital Trust I, W. Lance Anderson, Rodney E. Schwatken, Todd M. Phillips, Taberna Preferred Funding I, Ltd., and Taberna Preferred Funding II, Ltd.

10.54(6)	Forbearance Agreement, dated April 29, 2008, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., The Bank of New York Trust Company, National Association, NovaStar Capital Trust I, W. Lance Anderson, Rodney E. Schwatken, Todd M. Phillips, Kodiak CDO I, Ltd. and Kodiak CDO II, Ltd.

10.55	Confidential Settlement Term Sheet Agreement, dated March 17, 2008, between American Interbanc Mortgage LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc., NFI Holding Corp., and NovaStar Home Mortgage, Inc.

11.1(7)	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
(2)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 28, 2008.
(3)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 13, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
(6)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
(7)	See Note 15 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 19, 2008	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: May 19, 2008	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)