Form 10-Q
period 2008-06-30
NOVASTAR FINANCIAL INC
filed 2008-08-18
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2008 was 9,391,341.

NOVASTAR FINANCIAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007
Assets
Unrestricted cash and cash equivalents	$10,269	$25,364
Restricted cash	7,181	8,998
Mortgage loans – held-in-portfolio, net of allowance of $308,162 and $230,138, respectively	1,014,747	2,870,013
Mortgage securities – trading	27,837	109,203
Mortgage securities – available-for-sale	9,167	33,371
Real estate owned	26,724	76,614
Accrued interest receivable	30,276	61,704
Other assets	5,875	37,244
Assets of discontinued operations	2,477	8,255

Total assets	$1,134,553	$3,230,766

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$1,311,934	$3,065,746
Asset-backed bonds secured by mortgage securities	18,630	74,385
Short-term borrowings secured by mortgage securities	—	45,488
Junior subordinated debentures	77,077	83,561
Due to servicer	29,308	56,450
Dividends payable	10,473	3,816
Accounts payable and other liabilities	23,911	53,392
Liabilities of discontinued operations	47,608	59,416

Total liabilities	1,518,941	3,442,254

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,391,341 and 9,439,273 shares, issued and outstanding, respectively	94	94
Additional paid-in capital	786,440	786,342
Accumulated deficit	(1,170,553)	(996,649)
Accumulated other comprehensive loss	(246)	(1,117)
Other	(174)	(209)

Total shareholders’ deficit	(384,388)	(211,488)

Total liabilities and shareholders’ deficit	$1,134,553	$3,230,766

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; dollars in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Interest income	$131,008	$187,755	$59,542	$104,095
Interest expense	65,283	115,676	29,001	65,901

Net interest income before provision for credit losses	65,725	72,079	30,541	38,194
Provision for credit losses	461,436	93,167	212,120	73,254

Net interest loss after provision for credit losses	(395,711)	(21,088)	(181,579)	(35,060)

Other operating income (expense):
Gains (losses) on sales of mortgage assets	312,309	(212)	312,309	(212)
(Losses) gains on derivative instruments	(10,613)	6,506	4,974	6,128
Gains on debt extinguishment	6,418	—	6,418	—
Fair value adjustments	(22,669)	(26,233)	(9,952)	(16,741)
Impairment on mortgage securities – available-for-sale	(21,229)	(25,993)	(1,848)	(22,569)
Premiums for mortgage loan insurance	(8,317)	(7,606)	(4,043)	(4,798)
Servicing fee expense	(7,093)	—	(3,397)	—
Other income (expense), net	80	(1)	69	(11)

Total other operating income (expense)	248,886	(53,539)	304,530	(38,203)

General and administrative expenses:
Compensation and benefits	3,479	16,900	930	8,151
Office administration	4,553	5,948	2,284	2,870
Professional and outside services	3,887	13,168	1,976	5,449
Marketing	—	57	—	57
Travel and other	370	4,040	226	1,174

Total general and administrative expenses	12,289	40,113	5,416	17,701

(Loss) income from continuing operations before income tax expense (benefit)	(159,114)	(114,740)	117,535	(90,964)
Income tax expense (benefit)	1,084	(186,582)	433	(71,206)

(Loss) income from continuing operations	(160,198)	71,842	117,102	(19,758)
Loss from discontinued operations, net of income tax	(7,347)	(78,706)	(1,977)	(33,120)

Net (loss) income	$(167,545)	(6,864)	115,125	(52,878)

Basic earnings per share:
(Loss) income from continuing operations available to common shareholders	$(17.87)	$7.34	$10.18	$(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.21)	(3.55)

Net (loss) income available to common shareholders	$(18.66)	$(1.09)	$9.97	$(5.84)

Diluted earnings per share:
(Loss) income from continuing operations available to common shareholders	$(17.87)	$7.34	$10.18	$(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.22)	(3.55)

Net (loss) income available to common shareholders	$(18.66)	$(1.09)	$9.96	$(5.84)

Weighted average basic shares outstanding	9,337,427	9,328,679	9,337,695	9,336,655

Weighted average diluted shares outstanding	9,337,427	9,328,679	9,340,694	9,336,655

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited; dollars in thousands)

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Shareholders’ Deficit
Balance, January 1, 2008	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)
Forgiveness of founder’s notes receivable	—	—	—	—	—	—	35	35
Compensation recognized under stock compensation plans	—	—	—	97	—	—	—	97
Accumulating dividends on preferred stock	—	—	—	—	(6,657)	—	—	(6,657)
Other	—	—	—	1	298	—	—	299

Comprehensive loss:
Net loss					(167,545)			(167,545)
Other comprehensive income						871		871

Total comprehensive income								(166,673)

Balance, June 30, 2008	$30	$21	$94	$786,440	$(1,170,553)	$(246)	$(174)	$(384,388)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(167,545)	$(6,864)
Loss from discontinued operations	(7,347)	(78,706)

(Loss) income from continuing operations	(160,198)	71,842
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Impairment on mortgage securities – available-for-sale	21,229	25,993
Gains (losses) on derivative instruments	10,613	(6,505)
Depreciation expense	519	1,316
Amortization of deferred debt issuance costs	1,887	4,210
Compensation recognized under stock compensation plans	97	686
Provision for credit losses	461,436	93,167
Amortization of premiums on mortgage loans	10,153	8,826
Interest capitalized on loans held-in-portfolio	(14,355)	(23,065)
Forgiveness of founders’ promissory notes	35	70
Provision for deferred income taxes	—	(192,889)
Fair value adjustments	22,669	26,238
Accretion of available-for-sale and trading securities	(26,758)	(57,630)
Losses (gains) on sales of mortgage assets	(312,309)	212
Gains on debt extinguishment	(6,418)	—
Changes in:
Accrued interest receivable	(4,336)	(9,849)
Derivative instruments, net	546	1,787
Other assets	5,903	24,898
Due to servicer	20,715	—
Accounts payable and other liabilities	(18,792)	40,874

Net cash provided by operating activities from continuing operations	12,637	10,181
Net cash used in operating activities from discontinued operations	(15,183)	(755,891)

Net cash used in operating activities	(2,547)	(745,710)

Continued

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	19,226	108,299
Proceeds from paydowns of mortgage securities - trading	36,127	14,604
Purchase of mortgage securities - trading	—	(21,957)
Proceeds from sale of mortgage securities - trading	—	7,413
Proceeds from repayments of mortgage loans held-in-portfolio	194,022	471,694
Proceeds from sales of assets acquired through foreclosure	67,113	2,079
Restricted cash proceeds (payments)	1,817	(8,844)
Purchases of property and equipment	—	(2,929)

Net cash provided by investing activities	318,305	570,359
Net cash provided by investing activities from discontinued operations	1,826	9,155

Net cash provided by investing activities	320,131	579,514
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	—	2,111,415
Payments on asset-backed bonds	(286,622)	(474,578)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	—	3,150
Net change in short-term borrowings	(45,488)	(236,608)
Repurchase of trust preferred debt	(550)	—
Dividends paid on vested options	—	(499)
Dividends paid on preferred stock	—	(3,326)

Net cash (used in) provided by financing activities from continuing operations	(332,660)	1,399,554
Net cash used in financing activities from discontinued operations	(19)	(1,286,008)

Net cash (used in) provided by financing activities	(332,679)	113,546

Net decrease in cash and cash equivalents	(15,095)	(52,650)
Cash and cash equivalents, beginning of period	25,364	150,522

Cash and cash equivalents, end of period	$10,269	$97,872

Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash paid for interest	$65,893	$160,508
Cash paid for income taxes	2,871	330
Cash received on mortgage securities – available-for-sale with no cost basis	—	3,296
Non-cash operating, investing and financing activities:
Transfer of loans to held-in-portfolio from held-for-sale	—	1,880,340
Transfer of mortgage securities from available-for-sale to trading (A)	—	46,383
Assets acquired through foreclosure	67,113	2,079
Dividends payable	10,473	1,663
Transfer of assets and liabilities upon sale of NHES 2007-1(B)
Mortgage loans, held-in-portfolio	1,146,973	—
Real estate owned	39,815	—
Accrued interest receivable	35,764	—
Asset-backed bonds secured by mortgage loans	1,472,367	—
Due to servicer	47,857	—
Derivative instruments, net	9,747	—
Accrued interest payable	2,327	—
Addition of mortgage securities – trading upon sale of NHES 2007-1(B)	2,563	—

(A)	Transfer was made upon adoption of SFAS 159.

(B)	See note 3 to condensed consolidated financial statements for further discussion.

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. (“NFI”) and its subsidiaries (the “Company”) operate as a non-conforming residential mortgage portfolio manager and is exploring opportunities in the residential housing and other markets. Prior to changes in its business in 2007 and early 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2007, the Company announced that it would not be able to pay a dividend on its common stock with respect to its 2006 taxable income, and as a result the Company’s status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of the Company’s REIT status resulted in it becoming taxable as a C corporation for 2006 and subsequent years.

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, reserve for losses on third party sales, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

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

As of June 30, 2008, the Company’s total liabilities exceeded its total assets under Generally Accepted Accounting Principles (“GAAP”), resulting in a shareholders’ deficit. The Company’s losses, negative cash flows from operations and its shareholders’ deficit raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet the Company’s obligations.

The Company’s condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation, as follows.

•

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of its mortgage lending segment and loan servicing segment as discontinued operations in the condensed consolidated statements of operations for the six and three months ended June 30, 2007.

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

Liquidity, Business Plan, Significant Events and Material Trends

Described below are some of the marketplace conditions, significant events and known material trends and uncertainties that may impact the Company’s future results of operations.

Current Liquidity - The Company used $4.9 million in cash to fully repay outstanding indebtedness to Wachovia on May 9, 2008. In addition, $2.1 million of cash was used on May 8, 2008 to satisfy terms of the American Interbanc Mortgage (“AIM”) Settlement Agreement as discussed in detail in Note 7 to these financial statements.

Short and Long Term Obligations - A discussion of the Company’s borrowings is included in Note 6 to these financial statements. NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million. NFI has guaranteed NMI’s obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30 and July 30, 2008 totaling, for all payment dates combined, approximately $2.8 million on the Notes. As a result, NMI is in default under the related indentures and NFI is in default under the related guarantees. An agreement by the trustees and trust preferred security holders of the Trusts to forbear in the exercise of remedies with respect to the initial payment defaults expired on May 30, 2008. Consequently, the trustee and holders of 25% of the outstanding trust preferred securities of each Trust have the right to accelerate all principal, accrued interest, and other obligations of NMI under the related Notes and to demand payment of all such amounts from NFI under the related guarantees. The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $80.4 million as of August 18, 2008. In addition, the Company is obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On June 4, 2008 and August 14, 2008, the Company received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee. As of the date of filing, no suit has been filed to enforce the holders’ rights under the indentures or the related guarantees.

While NFI is attempting to restructure the terms of the indentures, there can be no assurance that it will be able to do so. Enforcement of remedies under the Notes and related indentures and guarantees would have a material adverse effect on NFI’s financial condition and liquidity and would likely cause NFI to seek the protection of applicable bankruptcy laws.

The Company also expects to have near-term payments for lease and other contract terminations and normal operating expenses. Lease and other contract termination payments will vary, depending on negotiations and available cash. The Company’s current projections indicate sufficient cash and cash flows will be available from its mortgage assets to meet short-term payment needs through 2008. However, the Company’s mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. In addition, these cash flows are expected to continue to decrease over the next several months. Therefore, no assurance can be given that the Company will be able to meet its cash flow needs, in which case it would be required to seek protection of applicable bankruptcy laws.

Certain states required the Company to post surety bonds in connection with its former mortgage lending operations. During 2007, the Company was required to post letters of credit to support its reimbursement obligations to the sureties, and was required to cash collateralize the letters of credit pursuant to its letter of credit agreements with Wachovia Bank. The Company is in the process of terminating these surety bonds and the associated letters of credit as a result of the discontinuation of its mortgage lending operations and has received back collateral associated with letters of credit terminated to date. Collateral totaling $7.2 million remained outstanding as of June 30, 2008, $1.0 million of which the Company has received back subsequent to June 30, 2008. Cancellation of the remaining surety bonds and related letters of credit is subject to certain conditions and may take several months or longer to complete. In addition, the Company is currently in default under the letter of credit agreements as a result of, among other matters, the Company being in default under debt agreements related to its trust preferred securities, discussed further below. Although the Company has received a return of collateral notwithstanding this default, Wachovia Bank is not obligated to return cash collateral to the Company so long as a default exists. Consequently, no assurances can be given as to the timing or amount of any additional return of the remaining cash collateral.

Future Strategy, Liquidity and Going Concern Considerations – The Company will continue to focus on minimizing losses and preserving liquidity as it manages its existing portfolio of mortgage securities. The Company’s residual and subordinated mortgage securities are currently its only significant source of cash flows. Based on current projections, the cash flows from its mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed, or prepayments are less than, the current assumptions. In addition, the Company has significant operating expenses associated with office leases and other obligations relating to its discontinued operations. As noted above, the Company also has significant obligations with respect to Notes relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II.

If, as the cash flows from its mortgage securities decrease, the Company is unable to recommence or invest in profitable operations, restructure its unsecured debt, capital structure and contractual obligations or if the cash flows from its mortgage securities are less than currently anticipated, there can be no assurance that the Company will be able to realize its assets and discharge its liabilities in the normal course of business and continue as a going concern or avoid seeking the protection of applicable bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

To the extent available, the Company may use excess cash to make certain investments if it determines that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies. Because of certain state licensing requirements, it is unlikely the Company will be able to directly recommence mortgage lending activities so long as the Company continues to have a shareholders’ deficit. The Company’s ability to start or acquire new businesses is significantly constrained by its limited liquidity and its likely inability to obtain debt financing or to issue equity securities as a result of its current financial condition, including a shareholders’ deficit, as well as other uncertainties and risks. As discussed in Note 16 to the condensed consolidated financial statements, the Company acquired a majority interest in an appraisal management company subsequent to June 30, 2008. There can be no assurances that the Company will be able to establish or acquire additional new business operations.

Recent Market Developments - During 2008, global financial market conditions have continued to deteriorate. Financial services, and the mortgage industry in particular, have remained under continuous pressure due to numerous factors, which include industry-wide deterioration of the value of mortgage assets held by financial institutions, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies, and a reluctance on the part of banks and broker-dealers to finance mortgage securities within the credit markets. Because of these factors, mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. The global financial market conditions have led to the failure of numerous financial lenders during 2007 and 2008. The factors described above continue to contribute to the decline in the market values of the Company’s securities and loans.

The market has also seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several cuts in short-term interest rates, which decreases the variable interest rates paid on the bonds issued by the securitization trusts. Because the Company largely holds residual and subordinated securities issued by these trusts, absent any other changes, lower LIBOR rates would have positive effects on the cash flows the Company receives from its mortgage securities. However, the severe deterioration in credit and prepayment performance of the underlying collateral will likely offset part or all of any positive impact of decreased LIBOR rates.

Given the current uncertainty regarding these market conditions, the Company is unable to offer any additional factual information on the situation and how it will impact it other than to disclose what the Company is currently seeing in the mortgage market. As a result, the Company expects to continue to operate with no leverage and to continue to take actions in an effort to preserve liquidity and available cash.

Home prices - Generally, housing values are experiencing broad-based declines nationwide. Housing values are likely to continue to decrease during the near term which could affect the Company’s credit loss experience, and will continue to impact its earnings, cash flows, financial condition and ability to continue as a going concern.

Loan Repurchases - When the Company sold mortgage loans, whether as whole loans or pursuant to a securitization, it made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. The Company’s whole loan sale agreements require it to repurchase or substitute mortgage loans in the event the Company breaches any of these representations or warranties. In addition, the Company may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, the Company is required to repurchase or substitute mortgage loans if it breaches a representation or warranty in connection with its securitizations. Enforcement of repurchase obligations against the Company would further harm the Company’s liquidity, cash flow, financial condition, and ability to continue as a going concern.

Credit Deterioration - The residential mortgage market has encountered significant difficulties which have materially adversely affected the Company’s performance. Delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, over the last year residential property values in most states have declined, in some areas severely, after extended periods during which those values appreciated. To the extent residential property values continue to decline, it is likely to result in additional increases in delinquencies and losses on residential mortgage loans, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage (“ARM”) loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, borrowers with option ARM mortgage loans with a negative amortization may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates when the loans reach their negative amortization cap. Compounding this issue, the current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the mortgage loan industry has adversely affected the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of the Company’s mortgage securities and the mortgage loans held in its portfolio will be further reduced, which will adversely affect the Company’s operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

Note 2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), “Business Combinations” (“SFAS 141(R)”). In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard will require acquisition costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. The adoption of this standard may have an impact on the accounting for certain costs related to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its condensed consolidated financial statements, however, the Company is still in the process of evaluating the impact of adopting SFAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is evaluating the impact that adoption of FSP SFAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to the PCAOB’s Interim Auditing Standards (AU) section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of evaluating the potential effect of adoption of SFAS 162.

Note 3. Mortgage Loans – Held in Portfolio

Mortgage loans, all of which are secured by residential properties, consisted of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Mortgage loans – held-in-portfolio:
Outstanding principal	$1,300,648	$3,067,737
Net unamortized deferred origination costs	22,261	32,414

Amortized cost	1,322,909	3,100,151
Allowance for credit losses	(308,162)	(230,138)

Mortgage loans – held-in-portfolio	$1,014,747	$2,870,013

Weighted average coupon	8.46%	8.59%

Mortgage loans held-in-portfolio consist of loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125” (“SFAS 140”). The NHES 2006-1 and NHES 2006-MTA1 securitizations do not meet the qualifying special purpose entity criteria necessary for sale treatment under SFAS 140 and related interpretations because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company, and the Company has discretion to call (other than a clean-up call) loans back from the trust. Accordingly, the loans in these securitizations remain on the balance sheet as “Mortgage loans held-in-portfolio”, retained interests were not created, and securitization bond financing is reflected on the balance sheet as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Prior to June 30, 2008, the NHES 2007-1 securitization did not meet the qualifying special purpose entity criteria necessary for sale treatment under SFAS 140 and related interpretations because of the excessive benefit the Company received from the derivative instruments delivered into the trust to counteract interest rate risk. Prior to June 30, 2008, significant provisions for loan losses had been recorded against these securitized loans, resulting in an allowance for loan loss relating to this pool of loans totaling $309 million and an overall net deficit for the trust totaling $312 million. As of June 30, 2008 it was determined that the Company is no longer receiving excessive benefit from the derivative instruments relating to the NHES 2007-1 securitization. Therefore, the Company has relinquished all control over the receivables and now that the issuer is deemed to meet the requirements under SFAS No. 140 as a Qualifying Special Purpose Entity, the assets and liabilities should be deconsolidated pursuant to SFAS No. 140. As a result, the mortgage loans – held-in-portfolio, asset-backed bonds secured by mortgage loans, and all other assets and liabilities relating to this securitization were removed from the balance sheet, the retained interest and the other subordinated securities the Company retained in this transaction were recorded in the “Mortgage securities – trading” line, and a gain of $312 million was recorded through the “Gains (losses) on sales of mortgage assets” line of the condensed consolidated statement of operations. This transaction is referred to within the notes to the condensed consolidated financial statements as the “NHES 2007-1 Sale.”

At June 30, 2008 all of the loans classified as held-in-portfolio were pledged as collateral for the related securitization bond financing.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the six and three months ended June 30, 2008 and 2007, respectively (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$230,138	$22,452	$445,120	$34,911
Provision for credit losses	461,436	93,167	212,120	73,254
Removal of allowance due to NHES 2007-1 Sale	(308,528)	—	(308,528)	—
Charge-offs, net of recoveries	(74,884)	(15,523)	(40,550)	(8,069)

Balance, end of period	$308,162	$100,096	$308,162	$100,096

Note 4. Mortgage Securities – Available-for-Sale

As of June 30, 2008, and December 31, 2007, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 or NHES Series 2007-1 residual securities, which were designated as trading as a result of the Company’s adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”) on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement. As a result, the NMFT Series 2007-2 and NHES Series 2007-1 residual securities qualify for the scope exception concerning bifurcation provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of June 30, 2008	$8,434	$733	$—	$9,167	33.36%
As of December 31, 2007	33,302	69	—	33,371	26.94%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the six and three months ended June 30, 2008 and 2007, management concluded that the decline in value on certain securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $21.2 million and $1.8 million during the six and three months ended June 30, 2008, respectively, as compared to $26.0 million and $22.6 million during the same periods of 2007.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. The Company expects the securities it owns as of June 30, 2008 to mature in one to five years.

Note 5. Mortgage Securities – Trading

As of June 30, 2008, mortgage securities – trading consisted of the NHES 2007-1 and NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. As of December 31, 2007, mortgage securities – trading consisted of NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted market prices. Refer to Note 9 to the condensed consolidated financial statements for a description of the valuation methods as of June 30, 2008 and December 31, 2007.

The following table summarizes the Company’s mortgage securities – trading as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of June 30, 2008
Subordinated securities pledged to CDO	$339,489	$325,176	$16,037
Other subordinated securities	146,623	131,532	3,704
Residual securities	N/A	25,771	8,096

Total	$486,112	$482,479	$27,837	11.83%

As of December 31, 2007	$435,114	$447,370	$109,203	13.85%

(A)	Calculated from the average fair value of the securities.

The Company recognized net trading losses of $(74.9) million and $(23.3) million for the six and three months ended June 30, 2008, respectively as compared to net trading losses of $(89.7) million and $(39.7) million for the same periods of 2007. These net trading losses are included in the fair value adjustments line on the Company’s condensed consolidated statements of operations.

Due to the NHES 2007-1 Sale, subordinated securities having an original face amount of $51.0 million, an amortized cost basis of $42.6 million and a fair value of $1.0 million and a residual interest having an amortized cost basis and fair value of $1.5 million retained by the Company in this transaction were added to the balance sheet in the “Mortgage securities – trading” line and are included in the table above. See Note 3 to the condensed consolidated financial statements for further discussion.

As of December 31, 2007 the Company had pledged all of its trading securities as collateral for financing purposes. On May 9, 2008, the short-term borrowings collateralized by the Company’s trading securities were repaid and the collateral was released back to the Company.

Note 6. Borrowings

Short-term Borrowings

On May 9, 2008, the Company fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day. As a result, the Company has no short-term borrowing capacity or agreements currently available to it.

Asset-backed Bonds (“ABB”)

On January 30, 2008, an event of default occurred under the CDO bond indenture agreement due to noncompliance with certain overcollateralization tests. As a result, the trustee, upon notice and at the direction of a majority of the secured noteholders, may declare all of the secured notes to be immediately due and payable including accrued and unpaid interest. No such notice has been given as of August 18, 2008. The Company does not expect any significant impact to its financial condition, cash flows or results of operation as a result of the event of default.

Due to the NHES 2007-1 Sale, asset-backed bonds totaling $1.5 billion were removed from the balance sheet. See Note 3 to the condensed consolidated financial statements for further discussion.

Junior Subordinated Debentures

Trust Preferred Obligations. NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million. NFI has guaranteed NMI’s obligations under the Notes.

NMI failed to make quarterly interest payments on the Notes, that were due on March 30, April 30, June 30 and July 30, 2008 totaling, approximately $2.8 million for all payment dates combined. As a result, NMI is in default under the related indentures and NFI is in default under the related guarantees. An agreement by the trustees and trust preferred security holders of the Trusts to forbear in the exercise of remedies with respect to the initial payment defaults expired on May 30, 2008. Consequently, the trustee and holders of 25% of the outstanding trust preferred securities of each Trust have the right to accelerate all principal, accrued interest, and other obligations of NMI under the related Notes and to demand payment of all such amounts from NFI under the related guarantees. The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $80.4 million as of August 18, 2008. In addition, the Company is obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On May 29, 2008, NFI purchased trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million for $0.6 million. As a result, $6.9 million of principal and accrued interest of $0.2 million of the Notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs related to these Notes were removed from the balance sheet at June 30, 2008 resulting in a gain of $6.4 million, recorded to the “Gains on debt extinguishment” line item of the condensed consolidated statements of operations.

On June 4, 2008 and August 14, 2008, the Company received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee. As of the date of filing, no suit has been filed to enforce the holders’ rights under the indentures or the related guarantees.

While NFI is attempting to restructure the terms of the indentures, there can be no assurance that it will be able to do so. Enforcement of remedies under the Notes and related indentures and guarantees would have a material adverse effect on NFI’s financial condition and liquidity and would likely cause NFI to seek the protection of applicable bankruptcy laws.

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

Pursuant to the Settlement Terms, the Involuntary was dismissed on April 24, 2008. As provided in the Settlement Terms, on May 8, 2008, the Company paid Plaintiff $2.0 million plus the balance in an account established by order of the Bankruptcy Court, and NHMI satisfied obligations totaling $48,000 to certain identified creditors. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

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

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $45.2 million as of June 30, 2008 with a corresponding charge to earnings. The $45.2 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of the Company, the $45.2 million liability is included in the consolidated financial statements of the Company. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets.

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

In February 2007, a number of substantially similar putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s former and current executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims. On June 4, 2008, the Court dismissed the plaintiffs’ complaints without leave to amend. The plaintiffs have filed an appeal of the Court’s ruling.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against the Company in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that the Company maintains corporate policies of not making loans on Indian reservations, on dwellings used for adult foster care or on rowhouses in Baltimore, Maryland in violation of the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, the Company responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. On March 31, 2008 that motion was denied by the Court. The Company believes that these claims are without merit and will vigorously defend against them.

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against the Company and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs sought statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants filed a motion to dismiss the action. On December 19, 2007, the Court granted defendants’ motion to dismiss the complaint, including the claims against NovaStar Financial, Inc., but the Court allowed the plaintiffs to file an amended complaint. On January 9, 2008, the plaintiffs filed an amended complaint that did not make any claim against NovaStar Financial, Inc., but did assert the above claims against its subsidiaries, NovaStar Mortgage, Inc. and NovaStar Home Mortgage, Inc. (the “Subsidiary Defendants”). In June 2008, the named plaintiffs and Subsidiary Defendants agreed to settle the claims of the named plaintiffs and to dismiss the lawsuit for a nominal amount.

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

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions allege that the individual defendants breached fiduciary duties owed to the Company in connection with alleged insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. The Company believes that these claims are without merit and will vigorously defend against them.

On May 6, 2008, the Company received a letter written on behalf of J.P. Morgan Mortgage Acceptance Corp. and certain affiliates (“Morgan”) demanding indemnification of claims asserted against Morgan in a case entitled Plumbers & Pipefitters Local #562 Supplemental Plan and Trust v. J.P. Morgan Acceptance Corp. et al, filed in the Supreme Court of the State of New York, County of Nassau. The case seeks class action certification for alleged violations by Morgan of sections 11 and 15 of the Securities Act of 1933, on behalf of all persons who purchased certain categories of mortgage backed securities issued by Morgan in 2006 and 2007. Morgan’s indemnity demand alleges that any liability it might have to plaintiffs would be based, in part, upon alleged misrepresentations made by the Company with respect to certain mortgages that make up a portion of the collateral for the securities at issue. The Company believes it has meritorious defenses to this demand and expects to defend vigorously any claims asserted.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters’ Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation, several securitization trusts sponsored by the Company, the individual directors of those trusts, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York, and plaintiff has filed a motion to remand the case to state court. Plaintiff alleges that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. The Company has not yet filed its initial responsive pleading, and discovery is not yet underway. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company’s “Retirement Committee”. Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company’s 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company’s common stock. Plaintiff alleges that the Company’s common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company’s common stock. The Company has not yet filed its initial responsive pleading, and discovery is not yet underway. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

Note 8. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a rollforward of accumulated other comprehensive income for the six and three months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(167,545)	$(6,864)	$115,125	$(52,878)
Other comprehensive income (loss):
Change in unrealized loss on mortgage securities – available-for-sale	(20,565)	(59,638)	(4,437)	(50,052)
Change in unrealized gain on derivative instruments used in cash flow hedges	1,354	715	599	800
Impairment on mortgage securities – available-for-sale reclassified to earnings	21,229	25,993	1,848	22,569
Valuation allowance for deferred taxes	—	6,560	—	5,861
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	(1,147)	(339)	272	(209)

Other comprehensive income (loss)	871	(26,709)	(1,718)	(21,031)

Total comprehensive (loss) income	$(166,674)	$(33,573)	$113,407	$(73,909)

Note 9. Fair Value Accounting

Effective January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets” (“SFAS 159”). Both standards address aspects of the expanding application of fair value accounting.

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

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – trading	$27,837	$—	$19,741	$8,096
Mortgage securities – available-for-sale	9,167	—	—	9,167
Derivative instruments	891	—	891	—

Total assets	$37,895	$—	$20,632	$17,263

Liabilities:
Asset-backed bonds secured by mortgage securities	$18,630	$—	$18,630	$—
Derivative instruments, net	827	—	827	—

Total liabilities	$19,457	$—	$19,457	$—

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities-trading:
New securities retained in NHES 2007-1 Sale	1,543	—	1,543
Accretion of income	4,640	—	4,640
Proceeds from paydowns of securities	(21,687)	—	(21,687)
Mark-to-market value adjustment	—	(1,141)	(1,141)

Net decrease to mortgage securities	(15,504)	(1,141)	(16,645)

As of June 30, 2008	$25,771	$(17,675)	$8,096

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$—	$—	$—
Increases (decreases) to mortgage securities-trading:
New securities retained in securitizations	56,387	226	56,613
Accretion of income	654	—	654
Proceeds from paydowns of securities	(2,303)	—	(2,303)
Mark-to-market value adjustment	—	(48)	(48)

Net increase to mortgage securities	54,738	178	54,916

As of June 30, 2007	$54,738	$178	$54,916

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities:
Accretion of income (A)	3,359	—	3,359
Proceeds from paydowns of securities (A) (B)	(6,998)	—	(6,998)
Impairment on mortgage securities - available-for-sale	(21,229)	21,229	—
Mark-to-market value adjustment	—	(20,565)	(20,565)

Net (decrease) increase to mortgage securities	(24,868)	664	(24,204)

As of June 30, 2008	$8,434	$733	$9,167

(A)	Cash received on mortgage securities with no cost basis was $1.5 million for the six months ended June 30, 2008.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2008 and December 31, 2007 the Company had receivables from securitization trusts of $0.3 million and $12.5 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis.

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	34,689	—	34,689
Proceeds from paydowns of securities (A) (B)	(108,765)	—	(108,765)
Impairment on mortgage securities - available-for-sale	(25,993)	25,993	—
Mark-to-market value adjustment	—	(59,638)	(59,638)

Net decrease to mortgage securities	(147,883)	(32,514)	(180,397)

As of June 30, 2007	$162,877	$6,038	$168,915

(A)	Cash received on mortgage securities with no cost basis was $3.3 million for the six months ended June 30, 2007.

(B)	As of June 30, 2007 the Company had receivables from securitization trusts of $21.7 million, related to mortgage securities available-for-sale with a remaining cost basis. Also the Company had receivables from securitization trusts of $0.2 million related to mortgage securities with a zero cost basis as of June 30, 2007.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of June 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	26,724	—	—	26,724

Total	$26,724	$—	$—	$26,724

At the time a mortgage loan held-for-sale or held-in-portfolio becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time the loan becomes real estate owned are charged to the allowance for credit losses.

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2008 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments For the Six Months Ended June 30		Fair Value Adjustments For the Three Months Ended June 30
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2008	2007	2008	2007	Statement of Operations Line Item Impacted
Mortgage securities - trading	Recurring	$(74,866)	$(89,740)	$(23,261)	$(39,681)	Fair value adjustments
Mortgage securities – available-for-sale	Recurring	(21,229)	(25,993)	(1,848)	(22,569)	Impairment on mortgage securities – available-for-sale
Asset-backed bonds secured by mortgage securities	Recurring	52,197	63,508	13,231	22,940	Fair value adjustments
Real estate owned	Non-recurring	—	(212)	—	(212)	Gains (losses) on sales of mortgage assets

Total fair value losses		$(43,898)	$(52,437)	$(11,878)	$(39,522)

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. Fair value for the subordinated securities classified as trading is estimated using quoted market prices. The Company determined these quoted market prices would qualify as Level 2 due to the limited activity and the illiquid nature of the market for these securities.

In addition, upon the closings of its NMFT Series 2007-2 securitization and its NHES 2007-1 Sale, the Company classified the residual securities it retained as trading. Management estimates the fair value of its residual securities by discounting the expected future cash flows of the collateral and bonds. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3. See “Mortgage securities – available-for-sale” for further discussion of the Company’s valuation policies relating to residual securities.

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retained in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of June 30, 2008. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses two methodologies for determining the initial value of its residual securities 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retained in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjusts the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

Asset-backed bonds secured by mortgage securities. See discussion under Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).

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

On January 1, 2007, the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities—trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities” line item on the condensed consolidated balance sheets. The Company recognized a fair value adjustment of $52.2 million and $13.2 million for the six and three months ended June 30, 2008, respectively, and $63.5 million and $22.9 million for the same periods in 2007. These adjustments are included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the impact of electing the fair value option for the six months ended June 30, 2008 (dollars in thousands):

Description	Unpaid Principal Balance as of June 30, 2008	Gain Recognized	Balance at Fair Value
Asset-backed bonds secured by mortgage securities	$343,642	$52,197	$18,630

Substantially all of the $52.2 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the first and second quarter of 2008.

Note 10. Interest Income

The following table presents the components of interest income for the six and three months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Interest Income:
Mortgage securities	$26,758	$60,348	$12,028	$28,634
Mortgage loans held-in-portfolio	103,312	123,740	47,287	73,760
Other interest income (A)	938	3,667	227	1,701

Total interest income	$131,008	$187,755	$59,542	$104,095

(A)	Other interest income includes interest from corporate operating cash. During the six and three months ended June 30, 2007 other interest income also included interest earned on funds the Company held as custodian and the Company’s warehouse notes receivable.

Note 11. Interest Expense

The following table presents the components of interest expense for the six and three months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Interest Expense:
Short-term borrowings secured by mortgage securities	$434	$12,446	$58	$6,159
Asset-backed bonds secured by mortgage loans	54,929	91,306	24,569	52,555
Asset-backed bonds secured by mortgage securities	6,606	7,867	2,921	5,152
Junior subordinated debentures	3,314	4,057	1,453	2,035

Total interest expense	$65,283	$115,676	$29,001	$65,901

Note 12. Discontinued Operations

During 2007, the Company undertook workforce reductions pursuant to plans of termination (“Exit Plans”) to align its organization and costs with its decision to discontinue its mortgage lending and mortgage servicing activities. The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease. The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with SFAS 144, the Company has reclassified the operating results of its mortgage lending segment and loan servicing operations segment as discontinued operations in the condensed consolidated statements of operations for the six months ended June 30, 2007.

The major classes of assets and liabilities reported as discontinued operations as of June 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Assets
Mortgage loans – held-for-sale	$1,710	$5,253
Real estate owned	767	2,574
Other assets	—	428

Total assets	$2,477	$8,255

Liabilities
Short-term borrowings secured by mortgage loans	$—	$19
Accounts payable and other liabilities (A)	47,608	59,397

Total liabilities	$47,608	$59,416

(A)	Includes a $45.2 million liability recorded in connection with the judgment rendered against NHMI in the California Action by AIM, the settlement of which is currently pending, subject to certain contingencies.

The operating results of all discontinued operations for the six and three months ended June 30, 2008 and 2007 are summarized as follows (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Interest income	$822	$73,761	$389	$26,384
Interest expense	(15)	45,088	2	15,982

Net interest income	837	28,673	387	10,402
Other operating expense:
Gains (losses) on sales of mortgage assets	410	(12,182)	(36)	(5,880)
Gains (losses) on derivative instruments	—	(781)	—	2,269
Valuation adjustment on mortgage loans – held-for-sale	(3,273)	(24,560)	2	(4,363)
Fee income	902	11,162	—	5,131
Premiums for mortgage loan insurance	—	(2,656)	—	(342)
Other income (expense)	240	1,623	17	(2,358)

Total other operating expense	(1,721)	(27,394)	(17)	(5,543)

General and administrative expenses	6,463	79,985	2,347	37,979

Loss from discontinued operations	$(7,347)	$(78,706)	$(1,977)	$(33,120)

Mortgage Loans – Held-for-Sale

Mortgage loans – held-for-sale, relating to discontinued operations, all of which are secured by residential properties, consisted of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Mortgage loans – held-for-sale:
Outstanding principal	$16,205	$17,545
Allowance for the lower of cost or fair value	(14,495)	(12,292)

Mortgage loans – held-for-sale	$1,710	$5,253

Weighted average coupon	10.17%	10.23%

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale, relating to discontinued operations, is as follows for the six and three months ended June 30, 2008 and 2007, respectively (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$12,292	$5,006	$14,646	$25,872
Valuation adjustment on mortgage loans held-for-sale	3,273	24,560	(2)	4,363
Transfer from the reserve for loan repurchases	—	22,329	—	3,806
Transfer to cost basis of mortgage loans – held-in-portfolio	—	(14,843)	—	—
Reduction due to loans securitized or sold to third parties	—	(3,259)	—	(3,259)
Transfers to real estate owned	569	(10,075)	1,305	(7,064)
Charge-offs, net of recoveries	(1,639)	—	(1,454)	—

Balance, end of period	$14,495	$23,718	$14,495	$23,718

Commitments and Contingencies

See Note 7 regarding contingencies arising from discontinued operations.

In the ordinary course of the Company’s mortgage lending business, the Company sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company maintained a $1.2 million reserve related to these guarantees as of June 30, 2008 compared to a $2.2 million reserve as of December 31, 2007.

In the ordinary course of business, the Company sells loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of June 30, 2008 and December 31, 2007, the Company had loans sold with recourse with an outstanding principal balance of $8.9 billion and $10.1 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

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

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to discontinued operations which are measured at fair value on a nonrecurring basis as of June 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$1,710	$—	$—	$1,710
Real estate owned	767	—	—	767

Total	$2,477	$—	$—	$2,477

The Company’s mortgage loans held-for-sale have a fair value lower than their cost basis by $14.5 million. Therefore, all mortgage loans held-for-sale have been written down to fair value. The Company recorded a valuation adjustment of $3.3 million and $(2.0) thousand on mortgage loans – held-for-sale for the six and three months ended June 30, 2008, as compared to $24.6 million and $4.4 million for the same periods in 2007. At the time a mortgage loan held-for-sale becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. For mortgage loans held-for-sale, valuation adjustments for discontinued operations are recorded in the “Loss from discontinued operations, net of income tax” line item of the Company’s condensed consolidated statements of operations.

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2008 and 2007 from the Company’s assets and liabilities related to discontinued operations which are measured at fair value on a recurring and nonrecurring basis as of June 30, 2008 (dollars in thousands):

		Fair Value Adjustments For the Six Months Ended June 30		Fair Value Adjustments For the Three Months Ended June 30
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2008	2007	2008	2007	Statement of Discontinued Operations Line Item Impacted
Mortgage loans – held-for-sale	Nonrecurring	$(3,273)	$(24,560)	$2	$(4,363)	Valuation adjustment on mortgage loans – held-for-sale
Real estate owned	Nonrecurring	(165)	(2,955)	109	(428)	Gains (losses) on sales of mortgage assets

Total fair value losses		$(3,438)	$(27,515)	$111	$(4,791)

Valuation Methods

Mortgage loans - held-for-sale and real estate owned. Both mortgage loans - held-for-sale and real estate owned are carried at the lower of cost or fair value. As of June 30, 2008, the Company estimated the fair value of its mortgage loans – held-for-sale and real estate owned based on two categories. All loans and real estate owned that had mortgage insurance were marked down to a value which reflects the Company’s best estimate of net realizable value. All loans and real estate owned which did not have mortgage insurance were valued at zero due to their nonperforming characteristics.

Note 13. Income Taxes

Based on the evidence available as of June 30, 2008 and December 31, 2007, including the significant pre-tax losses incurred by the Company in 2007 and the first two quarters of 2008, the ongoing disruption to the credit markets, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on these conclusions, the Company recorded a valuation allowance against its entire net deferred tax assets as of June 30, 2008 and December 31, 2007.

As of June 30, 2008, the Company had not yet filed its 2007 federal net operating loss carryback to offset its 2006 taxable income. Accordingly, the Company has recorded additional interest of $0.8 million for the six months ended June 30, 2008 related to the balance due to the IRS, which is included in the accounts payable and other liabilities line item of the Company’s condensed consolidated balance sheet. The Company intends to offset the 2006 tax liability with the receivable recorded for the projected 2007 federal net operating loss to be carried back against its 2006 taxable income.

The Company recognizes tax benefits in accordance with the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”, (“FIN 48”). FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of June 30, 2008 and December 31, 2007, the total gross amount of unrecognized tax benefits was $3.7 million and $6.3 million, respectively. The Company believes that it is reasonably possible the IRS will issue a closing agreement or determination letter in 2008 with respect to an uncertain tax position taken by the Company in 2007. The unrecognized tax benefit related to such uncertain tax position was approximately $2.8 million and $5.4 million at June 30, 2008 and December 31, 2007, respectively. The decrease of $2.6 million in the unrecognized tax benefit for such uncertain tax position for the six months ended June 30, 2008 was due to a change in measurement of the uncertain tax position.

Note 14. Segment Reporting

The Company reviews, manages and operates its business in one segment: mortgage portfolio management. Mortgage portfolio management operating results come from the income generated on the mortgage assets the Company manages less associated costs. As discussed under Note 12, the Company discontinued its mortgage lending and loan servicing segments during 2007 and had discontinued its branch operations in 2006. The mortgage portfolio management segment’s operating results for the six and three months ended June 30, 2008 and 2007 are the same as the Company’s condensed consolidated statements of operations.

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2008 and 2007 are as follows (in thousands, except share and per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Numerator:
(Loss) income from continuing operations	$(160,198)	$71,842	$117,102	$(19,758)
Dividends on preferred shares	(6,657)	(3,326)	(3,369)	(1,663)
Allocation of undistributed income to convertible participating preferred stock	—	—	(18,688)	—

(Loss) income from continuing operations available to common shareholders	(166,855)	68,516	95,045	(21,421)
Loss from discontinued operations, net of income tax	(7,347)	(78,706)	(1,977)	(33,120)

Net (loss) income available to common shareholders	$(174,202)	$(10,190)	$93,068	$(54,541)

Denominator:
Weighted average common shares outstanding – basic	9,337,427	9,328,679	9,337,695	9,336,655

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,337,427	9,328,679	9,337,695	9,336,655
Stock options	—	—	—	—
Restricted stock	—	—	2,999	—

Weighted average common shares outstanding – dilutive	9,337,427	9,328,679	9,340,694	9,336,655

Basic earnings per share:
(Loss) income from continuing operations	$(17.16)	$7.70	$12.54	$(2.11)
Dividends on preferred shares	(0.71)	(0.36)	(0.36)	(0.18)
Allocation of undistributed income to convertible participating preferred stock	(0.71)	(0.36)	(2.00)	(0.18)

(Loss) income from continuing operations available to common shareholders	(17.87)	7.34	10.18	(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.21)	(3.55)

Net (loss) income available to common shareholders	$(18.66)	$(1.09)	$9.97	$(5.84)

Diluted earnings per share:
(Loss) income from continuing operations	$(17.16)	$7.70	$12.54	$(2.11)
Dividends on preferred shares	(0.71)	(0.36)	(0.36)	(0.18)
Allocation of undistributed income to convertible participating preferred stock	(0.71)	(0.36)	(2.00)	(0.18)

(Loss) income from continuing operations available to common shareholders	(17.87)	7.34	10.18	(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.22)	(3.55)

Net (loss) income available to common shareholders	$(18.66)	$(1.09)	$9.96	$(5.84)

The following stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the effect would be antidilutive (in thousands, except exercise prices):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Number of stock options	250	330	266	461
Weighted average exercise price	$39.35	$40.52	$37.11	$32.24

For the six and three months ended June 30, 2008, the Company had 2.1 million shares of convertible participating preferred stock which were convertible into 1.9 million shares of common stock, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average conversion price was $28.00.

Note 16. Subsequent Events

On August 8, 2008, the Company entered into a Membership Interest Purchase Agreement, dated as of August 1, 2008, with PipeFire, LLC (“PipeFire”), the existing equity holders of PipeFire, and certain beneficial owners of such equity interests, pursuant to which the Company acquired 75% of the equity interests of PipeFire from its existing equity holders. The acquisition was deemed by the Purchase Agreement to be effective as of August 1, 2008. Following the closing of the acquisition, PipeFire’s name was changed to StreetLinks National Appraisal Services LLC (“StreetLinks”).

The initial purchase price paid by the Company for the acquired interest at closing was $0.8 million. Additional purchase price amounts, up to an aggregate additional amount of $3.3 million, will be payable at such times as StreetLinks achieves certain pre-tax income objectives.

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

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management’s beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, cash flows and cash needs, and future asset values, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to continue as a going concern; decreases in cash flows from our mortgage securities; our ability to reduce expenses; exercise of remedies with respect to existing defaults under, and our ability to restructure the agreements governing, our indebtedness and other contractual obligations; our ability to identify and establish or invest in, and successfully manage and grow, businesses that may be outside of the businesses in which we historically have operated; impairments on our mortgage assets; decreases in prepayment rates or increases in default rates or losses on mortgage loans underlying our mortgage assets; loan repurchase requests; changes in assumptions regarding estimated loan losses and fair value amounts; the extent and timing of the return of cash posted as collateral on letters of credit; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future; residential property values; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview of Performance

The financial services sector continued to see widespread market turmoil during the second quarter of 2008. In particular, the mortgage industry continued to experience extreme conditions. Significant disruptions continued in global capital markets. Housing valuations continued their steep decline. Home foreclosures and mortgage delinquencies are severely negatively impacting the performance and value of mortgage loans and securities today. The full impact of the events of 2007 and 2008 are not expected to be fully understood in the near term.

As previously reported we ceased all lending and loan servicing operations in 2007 due to the extreme conditions surrounding the financial services sector. Management has undertaken severe and far-reaching measures in an attempt to preserve liquidity and to continue to operate as a going concern. The market conditions and the resulting actions by management have generated significant losses during 2007 and 2008 and we currently have a significant stockholders’ deficit.

The following discussion outlines the major factors which drove our second quarter 2008 financial performance.

Loan Sale – During 2007, the Company completed the NHES 2007-1 mortgage loan securitization and retained certain securities issued by the securitization trust (“the Trust”). The transaction did not meet tests prescribed in relevant accounting literature in order to be treated as a sale of the loans. Specifically, management’s estimates of the benefits of the derivative instruments sold to the Trust along with the loans demonstrated that derivatives excessively benefited us, as owner of certain securities issued by the Trust. Therefore, the loans and related asset-backed bonds were recorded as assets and obligations of the Company. As of June 30, 2008, management’s assessment demonstrated that the benefit of the derivatives was no longer excessive as it relates to our ownership interests. Therefore, as of June 30, 2008, the securitization was recorded as a sale of the loans in accordance with SFAS 140 (the “NHES 2007-1 Sale”). Prior to June 30, 2008, significant provisions for loan losses had been recorded against these securitized loans, resulting in an allowance for loan loss relating to this pool of loans totaling $309 million and an overall net deficit for the Trust totaling $312 million. On June 30, 2008, the loans, asset-backed bond liabilities and related accruals were removed from our books and the net deficit was recovered, resulting in a net gain of $312 million.

Credit performance – With repayment risks no longer offset by rising home values and liquidity in the mortgage lending market, delinquencies in the industry continued to rise in 2008. These credit issues continue to negatively affect the income generated by, and values of, our portfolio of mortgage loans and securities. We recorded provisions for credit losses totaling $461.4 million in the six months ended June 30, 2008, to account for the significant effect of the credit deterioration in our loan portfolio.

Borrower Prepayments – In the past, we retained the prepayment securities from the securitizations we executed. These securities receive the prepayment penalty cash flows paid by borrowers when they prepay their loan. Due to the inability of many borrowers to refinance their loan as a result of tighter market underwriting standards and the decline in home values, we are experiencing slower than expected prepayment speeds.

We recognized impairments of $21.2 million on our mortgage securities – available-for-sale for the six months ended June 30, 2008 primarily as a result of these slower prepayment speeds.

Liquidity – Our cash balances declined by approximately $15.1 million during the six months ended June 30, 2008 primarily due to repayment of short-term secured borrowings, lease terminations, current income tax payments, litigation settlements and normal business operations. We no longer maintain any short-term borrowing arrangements. As a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

See discussion under heading “Industry Overview and Known Material Trends and Uncertainties” below for more information about current conditions in our industry and the steps we are taking or considering to manage our business in this challenging environment.

The following selected key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics

(dollars in thousands; except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income available to common shareholders	$(174,202)	$(10,190)	$93,068	$(54,541)
Net (loss) income available to common shareholders, per diluted share	$(18.66)	$(1.09)	$9.96	$(5.84)

For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

We had a net loss available to common shareholders of $174.2 million during the six months ended June 30, 2008 as compared to a net loss available to common shareholders of $10.2 million for the same period in 2007.

We incurred a significant loss from continuing operations of $160.2 million during the six months ended June 30, 2008 as compared to income from continuing operations of $71.8 million for the same period in 2007. The following factors contributed to the current year loss as compared to the prior period income:

•	We reported a gain of $312.3 million on the NHES 2007-1 Sale, as discussed above.

•

We incurred income tax expense of $1.1 million for the six months ended June 30, 2008 as compared to earning a benefit of $186.6 million for the same period of 2007. The tax benefit in 2007 was driven by the formal plan approved by the Board of Directors to revoke REIT status as of January 1, 2008. This plan was subsequently superseded in the third quarter of 2007 by termination of our REIT status as of January 1, 2006.

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio to $461.4 million for the six months ended June 30, 2008 from $93.2 million for the same period in 2007. This increase of $368.3 million was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•

A net loss due to fair value adjustments of $22.7 million related to our trading securities and the asset-backed bonds issued in our CDO transaction. The trading securities had a negative fair value adjustment of approximately $(74.9) million while the CDO asset-backed bonds had a positive fair value adjustment of $52.2 million. These adjustments were a result of significant credit deterioration of underlying loans collateralizing these securities.

We incurred a loss from discontinued operations of $7.3 million during the six months ended June 30, 2008 as compared to $78.7 million for the same period in 2007. The 2008 loss is much lower than 2007 because the shutdown of our mortgage lending and loan servicing operations in 2007 was substantially completed by the end of 2007. The current period loss was primarily driven by the additional lower of cost or market adjustment on our mortgage loans – held-for-sale to their estimated fair value and residual operating costs.

For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

We had net income available to common shareholders of $93.1 million during the three months ended June 30, 2008 as compared to a net loss available to common shareholders of $54.5 million for the same period in 2007.

We had income from continuing operations of $117.1 million during the three months ended June 30, 2008 as compared to a loss from continuing operations of $19.8 million for the same period in 2007. The primary factor driving the 2008 second quarter income as compared to the loss in the comparative period of 2007 was the gain of $312.3 million on the NHES 2007-1 Sale during the second quarter of 2008. The following factors provided an offsetting impact to the $312.3 million gain:

•

We incurred income tax expense of $0.4 million for the three months ended June 30, 2008 as compared to earning a benefit of $71.2 million for the same period of 2007. The tax benefit in 2007 was driven by the formal plan approved by the Board of Directors to revoke status as a real estate investment trust (“REIT”) as of January 1, 2008. This plan was subsequently superseded in the third quarter of 2007 by termination of our REIT status as of January 1, 2006 as a result of our inability to pay a dividend on our common stock with respect to our 2006 taxable income.

•

An increase in our provision for credit losses for our mortgage loans held-in-portfolio to $212.1 for the three months ended June 30, 2008 from $73.3 million for the same period in 2007. This increase of $138.8 million was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

We incurred a loss from discontinued operations of $2.0 million during the three months ended June 30, 2008 as compared to $33.1 million for the same period in 2007. The 2008 loss is much lower than 2007 because the shutdown of our mortgage lending and loan servicing operations in 2007 was substantially completed by the end of 2007. The current quarter loss was primarily driven by residual operating costs.

Industry Overview and Known Material Trends and Uncertainties

Described below are some of the marketplace conditions and known material trends and uncertainties that have become evident in the first and second quarters of 2008 which may impact our future results of operations.

Future Strategy, Liquidity and Going Concern Considerations - We will continue to focus on minimizing losses and preserving liquidity as we manage our existing portfolio of mortgage securities. Our residual and subordinated mortgage securities are currently our only significant source of cash flows. Based on current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed, or prepayments are less than, the current assumptions. In addition, we have significant operating expenses associated with office leases, and other obligations relating to our discontinued operations. We also have significant obligations with respect to junior subordinated notes relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. See “Liquidity and Capital Resources” for additional discussion regarding the recent defaults under the junior subordinated notes.

If, as the cash flows from our mortgage securities decrease, we are unable to recommence or invest in profitable operations, restructure our unsecured debt, capital structure and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws.

We have initiated efforts to restructure our indebtedness and certain contractual obligations and are assessing potential changes to elements of our capital structure, with the goal of negotiating and implementing changes to facilitate the achievement of long-term value. There can be no assurance that any of these efforts will be successful.

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

To the extent available, we may use excess cash to make certain investments if we determine that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies. Because of certain state licensing requirements, it is unlikely we will be able to directly recommence mortgage lending activities so long as we continue to have a shareholders’ deficit. Our ability to start or acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain debt financing or to issue equity securities as a result of our current financial condition, including a shareholders’ deficit, as well as other uncertainties and risks. As discussed in Note 16 to the condensed consolidated financial statements, the Company acquired a majority interest in an appraisal management company subsequent to June 30, 2008. There can be no assurances that we will be able to establish or acquire additional new business operations.

Recent Market Developments - During 2008, global financial market conditions have continued to deteriorate. Financial services, and the mortgage industry in particular, have remained under continuous pressure due to numerous factors, which include industry-wide deterioration of the value of mortgage assets held by financial institutions, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies, and a reluctance on the part of banks and broker-dealers to finance mortgage securities within the credit markets. Because of these factors, mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. The global financial market conditions have led to the failure of numerous financial lenders during 2007 and 2008.

The factors described above continue to contribute to the decline in the market values of our securities and loans.

The market has also seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several cuts in short-term interest rates, which decreases the variable interest rates paid on the bonds issued by the securitization trusts. Because we largely hold residual and subordinated securities issued by these trusts, absent any other changes, lower LIBOR rates would have positive effects on the cash flows we receive from our mortgage securities. However, the severe deterioration in credit and prepayment performance of the underlying collateral will likely offset part or all of any positive impact of decreased LIBOR rates.

Given the current uncertainty regarding these market conditions, we are unable to offer any additional factual information on the situation and how it will impact us other than to disclose what we are currently seeing in the mortgage market. As a result, we expect to continue to operate with no leverage and to continue to take actions in an effort to preserve liquidity and available cash.

Home prices - Generally, housing values are experiencing broad-based declines nationwide. Housing values are likely to decrease during the near term which could affect our credit loss experience, which will continue to impact our earnings, cash flows, financial condition and ability to continue as a going concern.

Loan Repurchases - When we sold mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. Enforcement of repurchase obligations against us would further harm our liquidity, cash flow, financial condition and ability to continue as a going concern.

Credit Deterioration - The residential mortgage market has encountered significant difficulties which have materially adversely affected our performance. Delinquencies and losses with respect to residential mortgage loans generally have increased and are likely to increase, particularly in the sub-prime sector. In addition, over the last year residential property values in most states have declined, in some areas severely, after extended periods during which those values appreciated. To the extent residential property values continue to decline, it is likely to result in additional increases in delinquencies and losses on residential mortgage loans, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, borrowers with option ARM mortgage loans with a negative amortization feature may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates when the loans reach their negative amortization cap. Compounding this issue, the current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the mortgage loan industry has adversely affected the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities and the mortgage loans held in our portfolio will be further reduced, which will adversely affect our operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

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

Transfers of Assets (Loan and Mortgage Security Securitizations) and Related Gains. In a loan securitization, we combined the mortgage loans we originated and purchased in pools to serve as collateral for asset-backed bonds. In a mortgage security securitization (also known as a “resecuritization”), we combined mortgage securities retained in previous loan securitization transactions to serve as collateral for asset-backed bonds. The loans or mortgage securities were transferred to a trust designed to serve only for the purpose of holding the collateral. The trust is evaluated, on a routine basis, to determine if it is considered a qualifying special purpose entity as defined by SFAS 140. The owners of the asset-backed bonds have no recourse to us in the event the collateral does not perform as planned except where defects have occurred in the loan documentation and underwriting process.

To determine proper accounting treatment for each securitization or resecuritization, we periodically evaluate whether or not we retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS 140. All terms of these transactions are evaluated against the conditions set forth in this statement. Some of the questions that must be considered include:

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

When we are deemed to have surrendered control over the collateral, the transfer is accounted for as a sale. In accordance with SFAS 140, a gain or loss on the sale was recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value as of the date we are no longer deemed to control the collateral. In a securitization accounted for as a sale, we retain certain mortgage securities issued by the trust. The gain recognized upon a securitization structured as a sale depends on, among other things, the estimated fair value of the components of the securitization – the loans or mortgage securities and derivative instruments transferred, the securities retained and the mortgage servicing rights. The estimated fair value of the securitization components is considered a “critical accounting estimate” as 1) these gains or losses have historically represented a significant portion of our operating results and 2) the valuation assumptions used regarding economic conditions and the make-up of the collateral, including interest rates, principal payments, prepayments and loan defaults are highly uncertain and require a large degree of judgment.

We use two methodologies for determining the initial value of our residual securities: 1) the whole loan price methodology and 2) the discount rate methodology. We generally try to use the whole loan price methodology when significant open market sales pricing data was available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, we adjust the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the percent of net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

When significant open market pricing information is not readily available to us, we use the discount rate methodology. Under this method, we first analyze market discount rates for similar assets. After establishing the market discount rate, the projected cash flows are discounted back to ascertain the initial value of the residual securities. We then ascertain whether the resulting initial value was commensurate with current market conditions.

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

When we do have the ability to exert control over the transferred collateral in a securitization, the assets remain on our financial statements and a liability is recorded for the related asset-backed bonds. The servicing agreements that we executed for loans we securitized include a removal of accounts provision which gives the servicer the right, but not the obligation, to repurchase from the trust loans that are 90 days to 119 days delinquent. While we retained these servicing rights, we recorded the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. However, in November 2007 we sold all of our mortgage servicing rights, including the removal of accounts rights, to a third party, which resulted in the removal of the mortgage loans subject to the removal of accounts provision from our balance sheet. In addition, we retained a “clean up” call option that could be exercised when the aggregate principal balance of the mortgage loans declined to ten percent or less of the original aggregated mortgage loan principal balance. However, we subsequently sold these clean up call rights, in part, to the buyer of our mortgage servicing rights, and we do not expect to exercise any of the call rights that we retained.

We are required to periodically re-evaluate the accounting treatment for loan securitizations. In certain circumstances, if the reasons and conditions affecting the accounting treatment for a securitization have changed, we may be required to adjust our financial statements accordingly at the time of the re-evaluation. Securitizations previously treated as sales may need to be brought back on to our financial statements as assets, along with the related liabilities. Transfers where the assets and liabilities have been retained on our financial statements may need to be removed. These transactions may result in significant gains or losses and may cause significant changes in our financial statements that may make period comparisons difficult.

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

At each reporting period subsequent to the initial valuation of the residual securities, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices. See Note 4 to the condensed consolidated financial statements for the current fair value of our residual securities.

To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.

Mortgage Loans. Mortgage loans held-for-sale are recorded at the lower of cost or market based on two categories. All loans that had mortgage insurance were marked down to a value which reflects the Company’s best estimate of net realizable value. All loans which did not have mortgage insurance were valued at zero due to their nonperforming characteristics. Mortgage loan origination fees and direct costs on mortgage loans held-for-sale are deferred until the related loans are sold. Premiums paid to acquire mortgage loans held-for-sale are also deferred until the related loans are sold. Mortgage loans held-for-sale are recorded in the “Assets of discontinued operations” line item of the condensed consolidated balance sheets. Mortgage loans held-in-portfolio are recorded at their cost, adjusted for the amortization of net deferred costs and for credit losses inherent in the portfolio. Mortgage loan origination fees and associated direct costs on mortgage loans held-in-portfolio are deferred and recognized over the life of the loan as an adjustment to yield using the level yield method. Premiums paid to acquire mortgage loans held-in-portfolio are also deferred and recognized over the life of the loan as an adjustment to yield using the level yield method.

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

In determining the amount of deferred tax assets to recognize in the financial statements, we evaluate the likelihood of realizing such benefits in future periods. Statement of Financial Accounting Standards 109, “Accounting for income taxes”, (“SFAS 109”) requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. SFAS 109 indicates the more likely than not threshold is a level of likelihood that is more than 50 percent.

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

Impact of Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), “Business Combinations” (“SFAS 141(R)”). In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard will require acquisition costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its condensed consolidated financial statements, however, the Company is still in the process of evaluating the impact of adopting SFAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is evaluating the impact that adoption of FSP SFAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to the PCAOB’s Interim Auditing Standards (AU) section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is in the process of evaluating the potential effect of adoption of SFAS 162.

Results of Operations – Consolidated Earnings Comparisons

Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2007

See the “Executive Overview of Performance” for discussion of the results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

See the “Executive Overview of Performance” for discussion of the results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Net Interest Loss

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

The following table provides the components of net interest income for the six and three months ended June 30, 2008 and 2007.

Table 2 — Net Interest Loss

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Mortgage securities	$26,758	$60,348	$12,028	$28,634
Mortgage loans held-in-portfolio	103,312	123,740	47,287	73,760
Other interest income	938	3,667	227	1,701

Total interest income	131,008	187,755	59,542	104,095

Interest expense:
Short-term borrowings secured by mortgage securities	434	12,446	58	6,159
Asset-backed bonds secured by mortgage loans	54,929	91,306	24,569	52,555
Asset-backed bonds secured by mortgage securities	6,606	7,867	2,921	5,152
Junior subordinated debentures	3,314	4,057	1,453	2,035

Total interest expense	65,283	115,676	29,001	65,901

Net interest income before provision for credit losses	65,725	72,079	30,541	38,194
Provision for credit losses	(461,436)	(93,167)	(212,120)	(73,254)

Net interest loss	$(395,711)	$(21,088)	$(181,579)	$(35,060)

Our net interest loss after provision for credit losses was $(395.7) million and $(181.6) million for the six and three months ended June 30, 2008 as compared to $(21.1) and $(35.1) million for the same periods in 2007. The main driver behind this significant decline was an increase in the provision for credit losses as a result of the continued credit deterioration of our mortgage loans – held-in-portfolio and an increase in the anticipated severity of the credit losses. The principal balance of loans delinquent greater than 60 days for the NHES 2006-MTA1 and NHES 2006-1 securitization transactions increased by 146%, or approximately $225.1 million from December 31, 2007. See Table 7 for a breakdown of our mortgage loans – held-in-portfolio by delinquency category as of June 30, 2008 and December 31, 2007. Significant factors contributing to the increase in over 60-day delinquencies were:

•	Continued decline in home prices;

•	Continued weakness in the economy;

•	Tighter underwriting standards within the mortgage industry making it difficult for borrowers to refinance; and

•	As a result of the sale of our mortgage servicing rights, we no longer possess the ability to identify and address potential or actual delinquencies and defaults.

The following tables summarize the expected credit loss assumption for our mortgage loans – held-in-portfolio as of June 30, 2008 and December 31, 2007 both currently and at the time of securitization. The credit loss assumptions are derived from our internally developed credit models which are also used in the valuation of our residual securities. Table 3 demonstrates the significant increase in our expected credit loss assumption, as well as, the increase in the respective allowance for credit losses balance for each securitization from December 31, 2007 to June 30, 2008. These increases were driven by the significant increase in over 60-day delinquencies as discussed above and shown in Table 7. The increase in expected credit losses was also driven by a change in our home price appreciation (“HPA”) assumptions. Prior to December 31, 2007, we consistently used an HPA assumption of 3.5% which was our best estimate as to long-term HPA. As the housing market continued to severely decline in 2007, we revised our assumption at December 31, 2007 to -5.0% for year 1 and zero thereafter. At March 31, 2008, as new data was received and analyzed and as facts and circumstances in the housing market continued to change, we revised our HPA assumption to -10.0% for year 1, -5.0% for year 2 and +3.5% thereafter. These assumptions remained the same at June 30, 2008.

Table 3 — Expected Credit Loss Assumptions for our Mortgage Loans – Held-in-Portfolio

(dollars in thousands)

As of June 30, 2008:

Securitization Trust	Original Principal Balance	Current Principal Balance	Allowance for Credit Losses	Remaining Expected Credit Losses(A)	Original Expected Credit Losses
2006-1	$1,350,000	$582,119	$141,602	11.2%	2.9%
2006-MTA1	1,199,013	718,529	166,560	16.1	1.7

(A)	Represents expected credit losses over the remaining expected life of the loans, net of mortgage insurance recoveries.

As of December 31, 2007:

Securitization Trust	Original Principal Balance	Current Principal Balance	Allowance for Credit Losses	Remaining Expected Credit Losses(A)	Original Expected Credit Losses
2006-1	$1,350,000	$694,101	$40,031	6.5%	2.9%
2006-MTA1	1,199,013	753,787	27,312	5.7	1.7
2007-1 (B)	1,888,756	1,619,849	162,795	13.5	6.2

(A)	Represents expected credit losses over the remaining expected life of the loans, net of mortgage insurance recoveries.
(B)	The assets and liabilities related to this securitization were removed from our balance sheet as of June 30, 2008. See Note 3 to our condensed consolidated financial statements for further discussion.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio was as follows for the six and three months ended June 30, 2008 and 2007 (dollars in thousands):

Table 4 — Allowance for Credit Losses on Mortgage Loans – Held-in-Portfolio

(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$230,138	$22,452	$445,120	$34,911
Provision for credit losses	461,436	93,167	212,120	73,254
Charge-offs, net of recoveries	(74,884)	(15,523)	(40,550)	(8,069)
Removal of allowance due to NHES 2007-1 sale	(308,528)	—	(308,528)	—

Balance, end of period	$308,162	$100,096	$308,162	$100,096

Based on generally accepted accounting principles we must maintain an allowance for credit losses for our mortgage loans held-in-portfolio at a level that estimates the probable losses inherent in the loan portfolio. Because these loans have been legally sold into securitization trusts in securitizations treated as financings, the credit loss reduces the amount of our equity in the related trust, which is generally the difference between the cost basis of the trust’s assets (adjusted for credit loss allowances) and the trust’s liabilities arising from third-party investor bond financing. Although recourse on the bond financing is limited to the assets of the trust, our equity in the trust under generally accepted accounting principles will be reflected as a negative amount when, as a result of the charge to earnings through our provision for credit losses, the trust’s liabilities exceed the trust’s assets under generally accepted accounting principles. The following table presents the assets and liabilities of our securitization trusts accounted for as financing transactions as of June 30, 2008 and December 31, 2007, with “net assets (deficiency)” being a reasonable indication of what the equity position of each trust was as of the end of the period presented.

Table 5 — Condensed Balance Sheet of Securitizations Accounted for as Financing Transactions

(dollars in thousands)

As of June 30, 2008:

	NHES 2006-MTA1	NHES 2006-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$718,529	$582,119	$1,300,648
Net unamortized deferred origination costs	17,811	4,450	22,261
Allowance for credit losses	(166,560)	(141,602)	(308,162)

Mortgage loans – held-in-portfolio	569,780	444,967	1,104,747
Accrued interest receivable	12,374	17,901	30,275
Real estate owned	4,979	21,745	26,724

Total assets	$587,133	$484,613	$1,071,746

Liabilities:
Asset-backed bonds secured by mortgage loans	$713,016	$598,918	$1,311,934
Other liabilities	6,521	24,735	31,256

Total liabilities	719,537	623,653	1,343,190
Net deficiency	(132,404)	(139,040)	(271,444)

Total liabilities and net deficiency	$587,133	$484,613	$1,071,746

As of December 31, 2007:

	NHES 2006-MTA1	NHES 2006-1	NHES 2007-1 (A)	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$753,787	$694,101	$1,619,849	$3,067,737
Net unamortized deferred origination costs	27,177	5,237	—	32,414
Allowance for credit losses	(27,312)	(40,031)	(162,795)	(230,138)

Mortgage loans – held-in-portfolio	753,652	659,307	1,457,054	2,870,013
Accrued interest receivable	14,091	14,238	33,375	61,704
Real estate owned	4,851	32,126	39,637	76,614

Total assets	$772,594	$705,671	$1,530,066	$3,008,331

Liabilities:
Asset-backed bonds secured by mortgage loans	$748,182	$714,476	$1,603,088	$3,065,746
Other liabilities	5,751	19,927	45,087	70,765

Total liabilities	753,933	734,403	1,648,175	3,136,511
Net assets (deficiency)	18,661	(28,732)	(118,109)	(128,180)

Total liabilities and net assets (deficiency)	$772,594	$705,671	$1,530,066	$3,008,331

(A)	The assets and liabilities related to this securitization were removed from our balance sheet as of June 30, 2008. See Note 3 to our condensed consolidated financial statements for further discussion.

Gains (Losses) on Sales of Mortgage Assets. We recorded gains on sales of mortgage assets for the six and three months ended June 30, 2008 of $312.3 million and $312.3 million, respectively, as compared to losses on sales of mortgage assets of $0.2 million and $0.2 million for the same periods of 2007. The gains recorded in 2008 are due to the NHES 2007-1 Sale, see note 3 to the condensed consolidated financial statements for further discussion. The losses recorded in 2007 are due primarily to losses on sales of real estate owned and a decrease in gains on sales of mortgage loans transferred in securitizations. Our losses on sales of real estate owned increased due to credit deterioration in the subprime market particularly as it relates to our mortgage loans – held-for-sale.

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

We also entered into three credit default swaps (“CDS”) during 2007 as part of our CDO transaction previously discussed. The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB. At June 30, 2008 and December 31, 2007 the fair value was $0.9 million and $2.5 million, respectively, and we recorded losses related to fair value adjustments of $1.1 million and $0.4 million for the six and three months ended June 30, 2008. The CDS are included in the “Other assets” line item of the condensed consolidated balance sheets.

As a result of declining interest rates in the first quarter, modestly increasing interest rates in the second quarter, and declining values of the CDS, the (losses) gains on derivative instruments from continuing operations were $(10.6) million and $5.0 million for the six and three months ended June 30, 2008 as compared to gains of $6.5 million and 6.1 million for the same periods of 2007.

Gains on Debt Extinguishment. We recorded gains on debt extinguish for the six and three months ended June 30, 2008 of $6.4 million and $6.4 million, respectively. There were no gains recorded for the same periods of 2007. On May 29, 2008, we purchased trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million for $0.6 million. As a result, $6.9 million of principal and accrued interest of $0.2 million of the Notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs related to these Notes were removed from the balance sheet at June 30, 2008 resulting in a gain of $6.4 million.

Fair Value Adjustments. We recorded net losses due to fair value adjustments of $22.7 million and $10.0 million related to our trading securities and the asset-backed bonds issued in our CDO transaction for the six and three months ended June 30, 2008 compared to losses of $26.2 and $16.7 million for the same periods of 2007. The trading securities had fair value losses of approximately $74.9 million and $23.3 million for the six and three months ended June 30, 2008 compared to $89.7 million and $39.7 million for the same periods in 2007. The CDO asset-backed bonds had fair value gains of $52.2 million and $13.2 million for the six and three months ended June 30, 2008 compared to $63.5 million and $22.9 million for the same periods in 2007. These adjustments were a result of poor credit performance of the underlying mortgage loans mainly due to significant declines in housing prices.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. During the six and three months ended June 30, 2008 we recorded impairment losses of $21.2 million and $1.8 million, respectively as compared to a $26.0 million and $22.6 million impairment losses for the same periods of 2007. The impairments during the six and three months ended June 30, 2008 were driven by slower prepayment speeds resulting in a decline in our prepayment penalty cash flows. During the six months ended June 30, 2007 impairments were mainly driven by increasing credit losses.

Servicing Fee Expense. We recorded servicing fee expense of $7.1 million and $3.4 million for the six and three months ended June 30, 2008, respectively. There was no servicing fee expense for the same periods of 2007. Servicing fee expense consists of expenses paid for our mortgage loans – held-in-portfolio serviced by a third party. These amounts are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received by the servicer. As previously disclosed during 2007, we sold our mortgage servicing rights which subsequently resulted in the abandonment of our servicing operations, prior to this we did not incur any servicing fee expenses as we serviced our own loans.

General and Administrative Expenses. The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services and travel and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Travel and other expense primarily includes miscellaneous banking fees, travel and entertainment expenses. General and administrative expenses were $12.3 million and $5.4 million for the six and three months ended June 30, 2008, as compared to $40.1 million and $17.7 million for the same periods in 2007. Generally, the decrease in all of the general and administrative expense categories was the result of the shutdown of our mortgage lending and loan servicing segments in 2007. Also contributing to the decline from 2007 was the $4.7 million charge for debt issuance costs related to the CDO transaction in the first quarter of 2007.

Income Taxes

Based on the evidence available as of June 30, 2008 and December 31, 2007, including the significant pre-tax losses incurred by us in 2007 and the first two quarters of 2008, the ongoing disruption to the credit markets, the liquidity issues facing us and the decision by us to close all of our mortgage lending and loan servicing operations, we believe that it is more likely than not that we will not realize our deferred tax assets. Based on these conclusions, we recorded a valuation allowance against our entire net deferred tax assets as of June 30, 2008 and December 31, 2007.

As of June 30, 2008, we had not yet filed our 2007 federal net operating loss carryback to offset our 2006 taxable income. Accordingly, we recorded additional interest of $0.8 million for the six and three months ended June 30, 2008 related to the balance due to the IRS, which is included in the “Accounts payable and other liabilities” line item of our condensed consolidated balance sheets. We intend to offset the 2006 tax liability with the receivable recorded for the projected 2007 federal net operating loss to be carried back against our 2006 taxable income.

The IRS has completed their examination of the 2005 federal income tax return of NFI Holding Corporation, a wholly-owned subsidiary. There were no adjustments as a result of this exam.

Discontinued Operations

June 30, 2008 as Compared to June 30, 2007

See the “Executive Overview of Performance” for discussion of the results of operations for the six and three months ended June 30, 2008 as compared to the six and three months ended June 30, 2007.

Financial Condition

Mortgage Loans - Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the six months ended June 30, 2008.

Table 6 — Rollforward of Mortgage Loans - Held-in-Portfolio

(dollars in thousands)

June 30, 2008
Beginning principal balance	$3,067,737
Borrower repayments	(194,022)
Capitalization of interest	14,355
Removal of principal due to NHES 2007-1 Sale	(1,455,500)
Transfers to real estate owned	(131,922)

Ending principal balance	1,300,648
Net unamortized deferred origination costs	22,261

Amortized cost	1,322,909
Allowance for credit losses	(308,162)

Mortgage loans held-in-portfolio	$1,014,747

The following table provides delinquency information for our loans classified as held-in-portfolio as of June 30, 2008 and December 31, 2007.

Table 7 — Mortgage Loans – Held-in-Portfolio Delinquencies

(dollars in thousands)

	As of June 30, 2008		As of December 31, 2007
	(A) Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$849,964	65%	$2,484,386	81%
30-59 days delinquent	71,460	6	158,366	5
60-89 days delinquent	55,380	4	98,039	3
90 + days delinquent	243,217	19	150,811	5
In process of foreclosure	80,627	6	176,135	6

Total principal	$1,300,648	100%	$3,067,737	100%

(A)	Mortgage loans relating to NHES 2007-1 are not included due to the NHES 2007-1 Sale as of June 30, 2008.

Mortgage Securities Available-for-Sale and Trading.

The following tables summarize our mortgage securities – available-for-sale and trading portfolios and the current assumptions as of June 30, 2008 and December 31, 2007.

Table 8 — Valuation and Assumptions for Individual Mortgage Securities – Available-for-Sale and Trading

(dollars in thousands):

As of June 30, 2008

				Current Valuation Assumptions
Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
Mortgage Securities – Available-for-Sale:
2002-3	$1,507	$531	$2,038	25%	13%	0.7%
2003-1	2,151	—	2,151	25	10	2.0
2003-2	953	—	953	25	10	1.7
2003-3	249	2	251	25	9	2.5
2003-4	12	20	32	25	11	2.8
2004-1	25	15	40	25	14	2.9
2004-2	40	4	44	25	13	3.2
2004-3	—	97	97	25	14	4.0
2004-4	13	—	13	25	16	3.7
2005-1	—	—	—	25	17	5.0
2005-2	1	—	1	25	15	6.2
2005-3	105	—	105	25	16	8.0
2005-4	112	64	176	25	17	9.1
2006-2	322	—	322	25	20	12.7
2006-3	500	—	500	25	20	14.4
2006-4	561	—	561	25	21	14.5
2006-5	844	—	844	25	20	17.8
2006-6	1,039	—	1,039	25	19	18.2

Total	$8,434	$733	$9,167

Mortgage Securities – Trading:
2007-1 (C)	$1,543	$—	$1,543	25%	19%	20.3%
2007-2	24,228	(17,675)	6,553	25	16	21.9

Total	$25,771	$(17,675)	$8,096

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date—represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Residual interest security was added as of June 30, 2008 due to the NHES 2007-1 Sale.

As of December 31, 2007

				Current Valuation Assumptions
Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
Mortgage Securities – Available-for-Sale:
2002-3	$1,932	$—	$1,932	25%	24%	0.6%
2003-1	3,260	—	3,260	25	20	1.7
2003-2	2,817	—	2,817	25	18	1.2
2003-3	1,233	—	1,233	25	16	1.2
2003-4	1,279	—	1,279	25	20	1.6
2004-1	180	—	180	25	24	2.4
2004-2	180	—	180	25	23	2.4
2004-3	986	—	986	25	24	3.0
2004-4	48	—	48	25	26	2.6
2005-1	512	—	512	25	27	3.6
2005-2	642	—	642	25	24	3.3
2005-3	1,335	—	1,335	25	24	3.6
2005-3 (C)	158	69	227	25	N/A	N/A
2005-4	1,344	—	1,344	25	27	4.5
2005-4 (C)	212	—	212	25	N/A	N/A
2006-2	2,301	—	2,301	25	32	6.8
2006-3	2,994	—	2,994	25	31	8.4
2006-4	2,960	—	2,960	25	32	8.2
2006-5	4,217	—	4,217	25	31	11.0
2006-6	4,712	—	4,712	25	30	10.0

Total	$33,302	$69	$33,371

Mortgage Securities – Trading:
2007-2	$41,275	$(13,959)	$27,316	25%	20%	12.5%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)	For securities that have not reached their call date—represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.
(C)	Represents derivative cash flow bonds (“CT Bonds”).

As of June 30, 2008 and December 31, 2007 the fair value of our mortgage securities – available-for-sale was $9.2 million and $33.4 million, respectively. The decline is mostly due to slower prepayment speeds resulting in a decline in our prepayment penalty cashflows and an increase in expected credit losses and normal paydowns. The value of our mortgage securities – available-for-sale, as well as the cash flows we receive from them, are highly dependent upon interest rate spreads, as well as credit losses and prepayment experience of the borrowers of the underlying mortgage security collateral.

Mortgage Securities – Trading.

The following tables provide a summary of our portfolio of trading securities at June 30, 2008 and December 31, 2007:

Table 9 — Mortgage Securities - Trading

(dollars in thousands)

As of June 30, 2008

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	$25,305	$24,387	$1,958	6	4.96%
Non-investment Grade (B)	460,807	432,321	17,783	106	6.59

Total Subordinated Securities	486,112	456,708	19,741	112	6.43

Residual Securities:
Unrated	N/A	25,771	8,096	2	25.00

Total	$486,112	$482,479	$27,837	114	11.83%

(A)	Investment grade includes all securities with ratings above BB+.
(B)	Non-investment grade includes all securities with ratings below BBB-.

As of December 31, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	$389,881	$367,581	$80,004	91	11.46%
Non-investment Grade (B)	45,233	38,514	4,458	17	17.05

Total Subordinated Securities	435,114	406,095	84,462	108	11.76

Residual Securities:
Unrated	N/A	41,275	24,741	1	21.00

Total	$435,114	$447,370	$109,203	109	13.85%

(A)	Investment grade includes all securities with ratings above BB+.
(B)	Non-investment grade includes all securities with ratings below BBB-.

As of June 30, 2008 and December 31, 2007, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Subordinated securities having an original face amount of $51.0 million, an amortized cost basis of $42.6 million and a fair value of $1.0 million and a residual interest having an amortized cost basis and fair value of $1.5 million retained by the Company from the NHES 2007-1 Sale were added to mortgage securities- trading as of June 30, 2008. See note 3 to the condensed consolidated financial statements for further discussion. The aggregate fair market value of these securities as of June 30, 2008 and December 31, 2007 was $27.8 million and $109.2 million, respectively. Management estimates their fair value based on quoted market prices for subordinated securities and by discounting the expected future cash flows of the collateral and bonds for the residual securities. The market value of our mortgage securities—trading have declined due to the continued credit deterioration and an increase in the anticipated severity of the credit losses in the underlying collateral. We recognized net trading losses of $(74.9) million and $(23.3) million for the six and three months ended June 30, 2008 and $(89.7) million and $(39.7) million for the same periods in 2007.

Real Estate Owned.

Real estate owned relating to continuing operations at June 30, 2008 and December 31, 2007 was $26.7 million and $76.6 million, respectively. This change is due in part to the timing of foreclosures and subsequent liquidations of real estate owned arising out of our NHES 2006-1 and 2006-MTA1 securitizations. In addition, the 2007-1 securitization was treated as a sale as of June 30, 2008 and therefore real estate owned totaling $41.0 million relating to this securitization transaction was removed from the balance sheet. See note 3 to the condensed consolidated financial statements for further discussion. The stated amount of real estate owned on our condensed consolidated balance sheet is net of expected future losses on the sale of the property.

Short-term Borrowings.

On May 9, 2008, we fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day. We have no further borrowing capacity currently available to us. See “Liquidity and Capital Resources” for further discussion of our financing availability and liquidity.

Shareholders’ Deficit.

The increase in our shareholders’ deficit as of June 30, 2008 compared to December 31, 2007 is a result of the following increases and decreases.

Shareholders’ deficit decreased by:

•	$21.2 million due to impairment on mortgage securities – available for sale reclassified to earnings; and

•	$0.4 million due to changes in other miscellaneous activity.

•	$0.2 million due to adjustments on derivative instruments used in cash flow hedges reclassified to earnings.

Shareholders’ deficit increased by:

•	$167.5 million due to a net loss recognized for the six months ended June 30, 2008, which includes a $312.3 million dollar gain resulting from the NHES 2007-1 Sale;

•	$20.6 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale; and

•	$6.7 million due to dividends accrued on preferred stock.

As of June 30, 2008, our total liabilities exceeded our total assets under GAAP, resulting in a shareholders’ deficit. Our losses, negative cash flows from operations and our shareholders’ deficit raise substantial doubt about our ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet our obligations.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of June 30, 2008.

Table 10 — Contractual Obligations

(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long—term debt (A)	$1,642,732	$323,280	$377,261	$457,174	$485,017
Junior subordinated debentures (B)	211,591	4,909	9,817	9,817	187,048
Operating leases (C)	15,253	6,020	8,773	460	—

Total	$1,869,576	$334,209	$395,851	$467,451	$672,065

(A)	Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage loans, which collateralize the debt. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at June 30, 2008 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at June 30, 2008 for each respective obligation.
(C)	Does not include rental income of $2.2 million to be received under sublease contracts.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of June 30, 2008 and 2007 were $0.8 million and $2.6 million, respectively.

Liquidity and Capital Resources

We had $10.3 million in unrestricted cash and cash equivalents at June 30, 2008, which was a decrease of $15.1 million from December 31, 2007. As of August 18, 2008, we had approximately $14.9 million of unrestricted cash and cash equivalents.

Current Liquidity and Near-Term Obligations. Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet these short-term payment needs through 2008. However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections. Therefore, no assurances can be given that we will be able to meet our cash flow needs, in which case we would be required to seek protection of applicable bankruptcy laws.

Collateralization of letters of credit supporting surety bonds. Certain states required that we post surety bonds in connection with our former mortgage lending operations. During 2007, we were required to post letters of credit to support our reimbursement obligations to the sureties, and were required to cash collateralize the letters of credit pursuant to our letter of credit agreements with Wachovia Bank. We are in the process of terminating these surety bonds and the associated letters of credit as a result of the discontinuation of our mortgage lending operations and have received back collateral associated with letters of credit terminated to date. Collateral totaling $7.2 million remained outstanding as of June 30, 2008, $1.0 million of which we have received back subsequent to June 30, 2008. Cancellation of the remaining surety bonds and related letters of credit is subject to certain conditions and may take several months or longer to complete. In addition, we are currently in default under the letter of credit agreements as a result of, among other matters, our default under debt agreements related to our trust preferred securities, discussed further below. Although we have received a return of collateral notwithstanding this default, Wachovia Bank is not obligated to return cash collateral to us so long as a default exists. Consequently, no assurances can be given as to the timing or amount of any additional return of the remaining cash collateral.

Trust Preferred Obligations. Our wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million. We have guaranteed NMI’s obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30 and July 30, 2008 totaling, for all payment dates combined, approximately $2.8 million on the Notes. As a result, NMI is in default under the related indentures and we are in default under the related guarantees. An agreement by the trustees and trust preferred security holders of the Trusts to forbear in the exercise of remedies with respect to the initial payment defaults expired on May 30, 2008. Consequently, the trustee and holders of 25% of the outstanding trust preferred securities of each Trust have the right to accelerate all principal, accrued interest, and other obligations of NMI under the related Notes and to demand payment of all such amounts from us under the related guarantees. The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $80.4 million as of August 18, 2008. In addition, we are obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On June 4, 2008 and August 14, 2008, we received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee. As of the date of filing, no suit has been filed to enforce the holders’ rights under the indentures or the related guarantees.

While we are attempting to restructure the terms of the indentures, there can be no assurance that we will be able to do so. Enforcement of remedies under the Notes and related indentures and guarantees would have a material adverse effect on our financial condition and liquidity and would likely cause us to seek the protection of applicable bankruptcy laws.

Table 11 — Summary of Operating, Investing and Financing Cash Flows

(dollars in thousands)

	For the Six Months Ended June 30,		(Decrease) / Increase
	2008	2007
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(2,547)	$(745,710)	$743,164
Cash flows provided by investing activities	320,131	579,514	(259,383)
Cash flows (used in) provided by financing activities	(332,679)	113,546	(446,225)

Operating Activities. Net cash used in operating activities decreased by $743.2 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. We discontinued all servicing and lending operations and therefore, used significantly less cash in operations.

Investing Activities. Net cash provided by investing activities decreased by $259.4 million for the six months ended June 30, 2008 as compared to the same period of 2007. Our mortgage loan portfolio has declined significantly and borrower defaults have increased, resulting in lower repayments of our mortgage loans held-in-portfolio for the six months ended June 30, 2008 as compared to the first six months of 2007, along with an increase of the sale of loans through foreclosure. We also experienced a decrease in paydowns on our mortgage securities – available-for-sale during the first six months of 2008 as compared to the same period of 2007 as a result of poor credit performance of the underlying loans. Cash proceeds from the sale of of assets acquired through foreclosure have increased as our foreclosed loan activity has increased significantly.

Financing Activities. Net cash (used in) provided by financing activities decreased to $(332.7) million for the six months ended June 30, 2008 from $113.5 million for the six months ended June 30, 2007. The decrease is due to the issuance of $2.1 billion of asset-backed bonds during the first quarter of 2007 from a CDO and loan securitization both structured as financing transactions for accounting purposes. This was partially offset by paydowns of short-term borrowings. We also experienced a decrease in paydowns of our asset-backed bonds during the first six months of 2008 as compared to the same period of 2007.

Primary Uses of Cash

Investments in New Mortgage Securities. During 2007 we altered our operations substantially when we discontinued our origination business. Prior to that, we retained significant interests in the nonconforming loans we originated and purchased through our mortgage securities investment portfolio. Our securitization activities required capital to fund the primary bonds we retained, overcollateralization, securitization expenses and our operating costs to originate the mortgage loans.

For the six months ended June 30, 2008, we retained residual securities with a cost basis of $1.5 million and subordinated securities with a cost basis of $1.0 million as a result of the NHES 2007-1 Sale. For the six months ended June 30, 2007, we retained residual securities with a cost basis of $56.4 million and no subordinated securities from our securitization transactions completed during that period. In addition, we purchased subordinated securities during the first quarter of 2007 with a cost basis of $22.0 million from other issuers which settled in the second quarter of 2007.

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds decreased from $474.6 million for the six months ended June 30, 2007 to $286.6 million for the same period of 2008, respectively. Due to the fact that we do not intend to engage in any additional on-balance sheet securitizations in the foreseeable future, we expect our payments on asset-backed bonds to decrease as our current asset-backed bonds mature.

In addition, as of June 30, 2008, our wholly owned subsidiary NovaStar Mortgage, Inc. had $77.1 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We have guaranteed the obligations of NovaStar Mortgage, Inc. under the junior subordinated debentures. We are obligated to make periodic interest payments based on a variable interest rate of three-month LIBOR plus 3.5% which resets quarterly. See Table 10 for an estimate of our contractual obligations related to these junior subordinated debentures, and the discussion above regarding our default with respect to, and acceleration of, these obligations.

Repayments of Short-term Borrowings. During the six months ended June 30, 2008, we fully repaid the remaining $57.3 million of outstanding borrowings with Wachovia and related fees. We currently have no outstanding short-term borrowings and no agreements providing for further borrowings.

Common and Preferred Stock Dividend Payments. We did not declare any common stock dividends for the six months ended June 30, 2008 or 2007. Preferred stock dividends declared per share were $1.12 for the six months ended June 30, 2008 and 2007. Our Board of Directors has suspended dividend payments on our Series C and Series D-1 Preferred Stock. As a result, dividends on our Series C and Series D-1 preferred stock continue to accrue and the dividend rate on the Series D-1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008, with respect to all unpaid dividends and subsequently accruing dividends. Accrued and unpaid dividends on our preferred stock must be paid prior to the payment of any dividend on our common stock. We do not expect to pay any dividends for the foreseeable future.

Loan Sale and Securitization Repurchases. We have sold whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the year ended December 31, 2007, we sold $912.9 million of loans with recourse for borrower defaults. We maintained a $1.2 million and $2.2 million recourse reserve related to these guarantees as of June 30, 2008 and December 31, 2007, respectively. We did not repurchase any loans during the six months ended June 30, 2008. We paid $100.3 million in cash to repurchase loans sold to third parties during the six months ended June 30, 2007. The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement.

We also have sold loans to securitization trusts and guaranteed losses suffered by the trust resulting from defects in the loan origination process. Defects may have occurred in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of June 30, 2008 and December 31, 2007, we had loans sold with recourse to securitization trusts with an outstanding principal balance of $8.9 billion and $10.1 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. Because we have received no significant requests to repurchase loans from our securitization trusts as of June 30, 2008, we have not recorded any reserves related to these guarantees.

Expenses Related to Discontinued Operations. We have significant ongoing expenses associated with our discontinued operations, including obligations under multiple office leases, software agreements, and other contractual obligations, that no longer contribute to our revenue producing operations. See “Other Liquidity Factors” for further discussion.

Primary Sources of Cash

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities is the proceeds we receive from our mortgage securities portfolio. Proceeds on mortgage securities that are pledged to the CDO are required to be used to pay principal and interest on the CDO asset-backed bonds. We were required to use the cash inflows from the remaining securities to paydown Wachovia’s remaining debt until it was fully repaid on May 9, 2008. For the six months ended June 30, 2008 we received $55.4 million in proceeds from repayments on mortgage securities as compared to $122.9 million for the same period of 2007. The cash flows we receive on our mortgage securities are highly dependent on the default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

•	The coupons on the underlying collateral of our mortgage securities have decreased modestly.

•	Higher credit losses have decreased cash available to distribute with respect to our residual securities.

•

We have lower average balances of our mortgage securities—available-for-sale portfolio as a result of the underlying mortgages being repaid and us not purchasing additional mortgage securities—available for sale.

Proceeds from Repayments of Mortgage Loans – Held-in-portfolio. For the six months ended June 30, 2008 we received $194.0 million in proceeds from the repayments of our portfolio of mortgage loans held-in-portfolio compared to $471.7 million for the same period of 2007. All of these amounts are required to be used to pay principal and interest on the related asset-backed bonds secured by the mortgage loans. The decrease in 2008 is primarily the result of slower borrower prepayments and credit defaults.

Other Liquidity Factors

Table 10 details our major contractual obligations due over the next 12 months and beyond. As previously discussed, for the near future, we will focus on minimizing losses and preserving liquidity as we manage our existing portfolio of mortgage securities. Our residual and subordinated mortgage securities are currently our only significant source of cash flows. Based on current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. In addition, we have significant operating expenses associated with office leases, and other obligations relating to our discontinued operations. In addition, as discussed above NMI defaulted on its junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. If, as the cash flows from mortgage securities decrease, we are unable to recommence or invest in profitable operations, and restructure our unsecured debt, capital structure and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws. Factors that can affect our liquidity are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this document.

Off-Balance Sheet Arrangements

As previously discussed, historically, we have pooled the loans we originated and purchased and typically securitized them to obtain long-term financing for the assets. The loans were transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issued to the public. We often retained the residual and subordinated securities issued by the trust. We also securitized residual and subordinated securities that we retained from our securitizations and that we purchased from third parties. As discussed elsewhere, our inability to access the securitization market has had a material adverse effect on our results of operations, financial condition, liquidity and ability to continue as a going concern.

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

As of June 30, 2008, all borrowings under our financing arrangements adjust daily or monthly off LIBOR. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter.

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

Table 12 — Interest Rate Sensitivity—Market Value

(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of June 30, 2008:
Change in market values of:
Assets – non trading (B)	$5,875	$2,902	$(2,803)	$(5,383)
Assets – trading (C)	14,416	6,531	(4,204)	(7,050)

Cumulative change in market value	$20,291	$9,433	$(7,007)	$(12,433)

Percent change of market value portfolio equity (D)	10.7%	5.0%	(3.7%)	(6.6%)

As of December 31, 2007:
Change in market values of:
Assets – non trading (B)	$42,484	$19,234	$(18,057)	$(32,868)
Assets – trading (C)	33,448	15,269	(14,210)	(26,053)

Cumulative change in market value	$75,932	$34,503	$(32,267)	$(58,921)

Percent change of market value portfolio equity (D)	61.0%	24.6%	(17.5%)	(30.5%)

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio and mortgage securities—available-for-sale.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2008 and December 31, 2007.

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

All derivative instruments on our balance sheet as of June 30, 2008 are related to securitizations structured as financings and are legally held by the trust. The following table summarizes the key contractual terms associated with these interest rate risk management contracts as of June 30, 2008. All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR. We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of June 30, 2008.

Table 13 — Interest Rate Risk Management Contracts

(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2008	2009	2010	2011	2012 and beyond
Pay-fixed swaps:
Contractual maturity	$(830)	$100,000	$80,000	$20,000	$—	$—	$—
Weighted average pay rate		4.8%	4.8%	4.8%	—	—	—
Weighted average receive rate		2.5%	(A )	(A )	—	—	—
Interest rate caps:
Contractual maturity	$3	$40,000	$20,000	$20,000	$—	$—	$—
Weighted average strike rate		4.9%	4.9%	4.8%	—	—	—

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed by us in reports we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the federal securities laws is accumulated and communicated to management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), on a timely basis to allow decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated as of June 30, 2008 and concluded that our controls and procedures were effective.

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

Pursuant to the Settlement Terms, the Involuntary was dismissed on April 24, 2008. As provided in the Settlement Terms, the Company paid Plaintiff $2.0 million plus the balance in an account established by order of the Bankruptcy Court, and NHMI satisfied obligations of $48,000 to certain identified creditors. The parties also agreed to extend the Appeal briefing period pending finalization of the settlement of the other actions, judgments and claims, as described below.

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

In accordance with generally accepted accounting principles, NHMI has recorded a liability of $45.2 million as of March 31, 2008 with a corresponding charge to earnings. The $45.2 million includes interest which is accruing on the obligation. Because NHMI is a wholly owned indirect subsidiary of the Company, the $45.2 million liability is included in the consolidated financial statements of the Company. The liability is included in the “Liabilities of discontinued operations” line of the consolidated balance sheets. The Company paid the Plaintiff $2.1 million on May 8, 2008 in accordance with the Settlement Terms.

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

In February 2007, a number of substantially similar putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims. On June 4, 2008, the Court dismissed the plaintiffs’ complaints without leave to amend. The plaintiffs have filed an appeal of the Court’s ruling.

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

In June 2007, two borrowers filed a putative class action entitled Kubiak v. NovaStar Mortgage, Inc., against the Company and two of its subsidiaries in the United States District Court for the Northern District of California, alleging that payments of premiums to brokers by one of the subsidiaries were not properly disclosed to borrowers in the manner allegedly required by federal or state law, thus constituting unfair competition and false advertising under California law and violation of the California Consumer Legal Remedies Act. Plaintiffs sought statutory and punitive damages, restitution, injunctive relief and attorney’s fees on behalf of California borrowers who allegedly failed to receive adequate disclosure of such premiums. The defendants filed a motion to dismiss the action. On December 19, 2007, the Court granted defendants’ motion to dismiss the complaint, including the claims against NovaStar Financial, Inc., but the Court allowed the plaintiffs to file an amended complaint. On January 9, 2008, the plaintiffs filed an amended complaint that did not make any claim against NovaStar Financial, Inc., but did assert the above claims against its subsidiaries, NovaStar Mortgage, Inc. and NovaStar Home Mortgage, Inc. (the “Subsidiary Defendants”). In June 2008, the named plaintiffs and Subsidiary Defendants agreed to settle the claims of the named plaintiffs and to dismiss the lawsuit for a nominal amount.

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

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions allege that the individual defendants breached fiduciary duties owed to the Company in connection with alleged insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. The Company believes that these claims are without merit and will vigorously defend against them.

On May 6, 2008, the Company received a letter written on behalf of J.P. Morgan Mortgage Acceptance Corp. and certain affiliates (“Morgan”) demanding indemnification of claims asserted against Morgan in a case entitled Plumbers & Pipefitters Local #562 Supplemental Plan and Trust v. J.P. Morgan Acceptance Corp. et al, filed in the Supreme Court of the State of New York, County of Nassau. The case seeks class action certification for alleged violations by Morgan of sections 11 and 15 of the Securities Act of 1933, on behalf of all persons who purchased certain categories of mortgage backed securities issued by Morgan in 2006-7. Morgan’s indemnity demand alleges that any liability it might have to plaintiffs would be based, in part, upon alleged misrepresentations made by the Company with respect to certain mortgages that make up a portion of the collateral for the securities at issue. The Company believes it has meritorious defenses to this demand and expects to defend vigorously any claims asserted.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters’ Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation, several Mortgage Funding Trusts affiliated with the Company, the individual directors of those trusts, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York, and plaintiff has filed a motion to remand the case to state court. Plaintiff alleges that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. The Company has not yet filed its initial responsive pleading, and discovery is not yet underway. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain present and former officers of the Company, and unnamed members of the Company’s “Retirement Committee”. Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company’s 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in NovaStar Financial, Inc.’s common stock. Plaintiff alleges that the Company’s common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company’s common stock. The Company has not yet filed its initial responsive pleading, and discovery is not yet underway. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

Risks Related to Recent Changes in Our Business

The subprime mortgage loan market has largely ceased to operate, which has caused us to discontinue all of our historical operations other than managing our existing portfolio of mortgage securities and has adversely affected our ability to continue as a going concern.

Due to a number of market factors, including increased delinquencies and defaults on residential mortgage loans, investor concerns over asset quality, a declining housing market and the failure of subprime mortgage companies and hedge funds that have invested in subprime loans, the subprime mortgage industry has been severely disrupted and the secondary market for mortgage loans has been unavailable to us since the middle of 2007. As a result, we have discontinued our mortgage lending business, have sold most of the loans that we had not yet securitized, and have sold our mortgage servicing assets to generate cash to repay indebtedness and to reduce cash requirements. We also have terminated all but a core group of our workforce. Our historical operations are now limited to managing our existing portfolio of mortgage securities.

In light of the nature and extent of the disruption subprime mortgage loan markets, there can be no assurances that these markets will improve or return to past levels. Further, in light of our current financial condition, massive reductions in our workforce, regulatory requirements, capital and financing requirements, and other uncertainties, there can be no assurances that we would be able to recommence mortgage lending, servicing or securitization activities if and when the relevant markets improve, or that any such activities would be at or near our historical levels. Unless we are able to reestablish profitable operations, either within our historical or new business areas, at levels necessary to meet our existing and future expenses, we will not be able to continue as a going concern.

Payments on our mortgage securities are currently our only significant source of cash flows and will continue to decrease in the next several months to a level that is not sufficient to fund our existing expenses and continue as a going concern.

Our residual and subordinated mortgage securities are currently our only significant source of cash flows. Cash flows from our mortgage securities have materially decreased and will continue to decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than our current projections if losses on the underlying mortgage loans exceed our current assumptions or if prepayment speeds continue to decline. In addition, we have significant operating expenses associated with office leases, and other obligations relating to our discontinued operations, as well as periodic interest payment obligations with respect to junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. Our cash flows from mortgage securities are likely to be insufficient to cover our existing expenses in the near future. If, as the cash flows from mortgage securities decrease, we are unable to recommence or invest in profitable operations, and restructure our unsecured debt, capital structure and contractual obligations, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws.

To the extent that the mortgage loans underlying our residual and subordinated securities continue to experience significant credit losses, or mortgage loan prepayment rates continue to decline, our cash flows will be further and perhaps abruptly reduced, which would adversely affect our liquidity and ability to continue as a going concern.

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

Increased delinquencies and defaults and slower prepayment rates on the mortgage loans underlying our residual and subordinated mortgage securities have resulted in a decrease in the cash flow we receive from these investments. In the event that decreases in cash flows from our mortgage securities are more severe or abrupt than currently projected, our results of operations, financial condition, and liquidity, and our ability to restructure existing obligations, establish new business operations, and continue as a going concern, will be adversely affected.

Our ability to identify and establish or acquire, and profitably manage, operate and grow, new operations is critical to our ability to continue as a going concern and is subject to significant uncertainties and limitations. If we attempt to make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

In light of the current state of the subprime mortgage market and declining cash flows from our mortgage securities, our ability to continue as a going concern is dependent upon our ability to identify and establish or acquire new operations that contribute sufficient additional cash flow to enable us to meet our current and future expenses. Our ability to start or acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain debt financing or to issue equity securities as a result of our current financial condition, including a shareholders’ deficit, as well as other uncertainties and risks. There can be no assurances that we will be able to establish or acquire new business operations.

If we pursue any new business opportunities, the process of establishing a new business or negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention. Moreover, we may never realize the anticipated benefits of any new business or acquisition. We may not have, and may not be able to acquire or retain, personnel with experience in any new business we may establish or acquire. In addition, future acquisitions could result in contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could harm our results of operations, financial condition and business prospects and ability to continue as a going concern.

If we are not able to successfully restructure our unsecured debt, other significant contractual obligations and preferred stock, we are not likely to be able to continue as a going concern.

Based on current projections, the cash flows from our remaining mortgage securities will continue to significantly decrease over the next several months to levels that are below our current expenses and that are below levels necessary to commence other operations. In addition, we are in default with respect to payments on our unsecured debt related to our trust preferred securities. Because our known obligations exceed our existing assets and because of the liquidation rights and preferences of our preferred stock, the issuance of additional equity for new capital is highly unlikely. Consequently, we have initiated efforts to restructure our indebtedness and certain contractual obligations, and we are assessing potential changes to our preferred stock. Our ability to implement any restructuring is dependent upon agreement of various third parties and security holders. We expect that these efforts and negotiations will be complex, and there can be no assurances that any negotiations or other efforts will be successful. To the extent that they are not, we would be unlikely to be able to continue as a going concern and would be likely to seek the protection of applicable bankruptcy laws.

We are in default with respect to payments due on our unsecured indebtedness, which has resulted in the acceleration of indebtedness that greatly exceeds our current ability to pay. In the event that holders of our debt seek enforcement of remedies against us, we will be required to seek the protection of applicable bankruptcy laws.

Our wholly owned subsidiary NovaStar Mortgage, Inc. has outstanding junior subordinated debentures related to the outstanding trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. We have guaranteed NovaStar Mortgage’s obligations under these debentures, including NovaStar Mortgage’s obligations to make periodic interest payments thereon. The total outstanding obligations under these debentures exceed $80 million. We are in default with respect to interest payments under these debentures, and the prior agreement of the affected trusts and securities holders to forbear in the exercise of their remedies against us has expired. On June 4, 2008 and August 14, 2008, we received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee. As of the date of filing, no suit has been filed to enforce the holders’ rights under the indentures or the related guarantees.

While we are negotiating with the applicable parties in an effort to restructure the terms of the debentures, there can be no assurance that we will be able to do so. Enforcement of remedies against us under the debentures and related guarantees would have a material adverse effect on our financial condition and liquidity and would likely cause us to seek the protection of applicable bankruptcy laws.

Our default under the trust preferred debentures constitutes a cross-default under certain letter of credit agreements between us and Wachovia Bank, under which letters of credit have been issued to support certain surety bonds. So long as a default exists under the letter of credit agreements, no assurance can be given as to our ability to receive back any cash collateral posted under these agreements upon termination of related surety bonds and associated letters of credit. A material delay or reduction in our receipt of this cash collateral would have a material adverse effect on our liquidity position and could force us to seek the protection of applicable bankruptcy laws.

We are unlikely to have access to financing on reasonable terms, or at all, that may be necessary for us to continue to operate or to acquire new businesses.

We do not currently have in place any agreements or commitments for short-term financing nor any agreements or commitments for additional long-term financing. We are currently in default with respect to payments on our unsecured debt related to our trust preferred securities. In light of these factors and current market conditions, our current financial condition, and our lack of significant unencumbered assets, we are unlikely to be able to secure additional financing for existing or new operations or for any acquisition.

Various legal proceedings could adversely affect our financial condition, our results of operations, liquidity and our ability to continue as a going concern.

In the course of our business, we are subject to various legal proceedings and claims. See Part I “Item 3—Legal Proceedings.” In addition, as the subprime mortgage industry has deteriorated, we have become subject to various securities and derivative lawsuits, and participants in the industry, including the Company, have and may continue to be subject to increased litigation arising from foreclosures and other industry practices, in some cases on the basis of novel legal theories. The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, liquidity, financial condition and ability to continue as a going concern.

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

We are not likely to pay dividends to our common or preferred stockholders in the foreseeable future.

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

When we sold mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. We have received various repurchase demands as performance of subprime mortgage loans has deteriorated. Enforcement of repurchase obligations against us would further harm our liquidity and ability to continue as a going concern.

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities and to estimate reserves could further adversely affect our financial position.

Our securitizations of mortgage loans that were structured as sales for financial reporting purposes resulted in gain recognition at closing as well as the recording of the residual mortgage securities we retained at fair value. The value of residual securities represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Due to deteriorating market conditions, our actual experience has differed significantly from our assumptions, resulting in a reduction in the fair value of these securities and impairments on these securities. If our actual experience continues to differ materially from the assumptions that we used to determine the fair value of these securities, our financial condition, results of operations, liquidity and ability to continue as a going concern will continue to be negatively affected.

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

•

the value of our residual and subordinated securities and the income we receive from them are based primarily on LIBOR, and an increase in LIBOR increases funding costs which reduces the cash flow we receive from, and the value of, these securities;

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

Furthermore, shifts in the yield curve, which represents the market’s expectations of future interest rates, also affects the yield required for the purchase of our mortgage securities and therefore their value. To the extent that there is an unexpected change in the yield curve it could have an adverse effect on our mortgage securities portfolio and our financial position and our ability to continue as a going concern.

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

We have experienced a significant increase in borrower delinquencies and defaults, which has adversely affected our liquidity, cash flows, results of operations and financial condition. Nearly all of our remaining loans held for sale are delinquent or are in default. In addition, our economic investment in and cash flows from loans we have securitized continue to be exposed to delinquencies and losses, either through residual securities that we retain in securitizations structured as sales, or through the loans that remain on our balance sheet in securitizations structured as financings. To the extent that loan delinquencies and defaults continue at their current rates or become more severe, our results of operations, cash flows, liquidity, financial condition and ability to continue as a going concern may be further adversely affected.

Loans made to nonconforming mortgage borrowers entail relatively higher delinquency and default rates which will result in higher loan losses, which are likely to be exacerbated during economic slowdowns.

Nonconforming mortgage borrowers have impaired or limited credit histories, limited documentation of income and higher debt-to-income ratios than traditional mortgage lenders allow. Mortgage loans made to nonconforming mortgage loan borrowers generally entail a higher risk of delinquency and foreclosure than mortgage loans made to borrowers with better credit and, therefore, will result in higher levels of realized losses than conventional loans. General economic slowdowns, such as that currently affecting the United States, are likely to adversely affect nonconforming borrowers to a greater extent than conforming borrowers and, consequently, are likely to have a greater negative impact on delinquency and loss rates with respect to nonconforming loans.

The value of, and cash flows from, our mortgage securities may further decline due to factors beyond our control.

There are many factors that affect the value of, and cash flows from, our mortgage securities, many of which are beyond our control. For example, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions or natural disasters. Over the past year, residential property values in most states have declined, in some areas severely, which has increased delinquencies and losses on residential mortgage loans generally, especially where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property value. A borrower’s ability to repay a loan also may be adversely affected by factors beyond our control, such as subsequent over-leveraging of the borrower, reductions in personal incomes, and increases in unemployment.

In addition, interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. For instance, any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, borrowers with option ARM mortgage loans with a negative amortization feature may experience a substantial increase in their monthly payment, even without an increase in prevailing market interest rates, when the loan reaches its negative amortization cap. The current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default.

Each of these factors may be exacerbated by general economic slowdowns and by changes in consumer behavior, bankruptcy laws, and other laws.

To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities and the mortgage loans held in our portfolio will be further reduced, which will adversely affect our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern.

Mortgage insurers may not pay claims resulting in increased credit losses.

Mortgage insurance mitigates the risk of credit losses. We face the risk that the mortgage insurers insuring loans serving as collateral for our mortgage securities might not have the financial ability to pay all claims presented or may deny a claim if the loan is not properly serviced, has been improperly originated, is the subject of fraud, or for other reasons. Any of those events could increase our credit losses and thus adversely affect our results of operations, financial condition, liquidity and cash flows, and ability to continue as a going concern.

Geographic concentration of mortgage loans increases our exposure to risks in those areas.

Over-concentration in any one geographic area of our loans held for sale or underlying our mortgage securities increases our exposure to the economic risks associated with that area. Declines in the residential real estate markets in which we are concentrated, including California and Florida, have reduced the values of the properties collateralizing our mortgages which in turn has increased the risk of delinquency, foreclosure, or losses from those loans. In addition, increases in the unemployment rate in markets in which we are concentrated increases the likelihood that borrowers in those areas may become delinquent on their loans. To the extent that borrowers in a geographic area in which we have made a significant number of loans become delinquent or otherwise default on such loans, the value of, and cash flows from, our mortgage securities and loans held for sale will further decrease which will adversely affect our operating results, liquidity, cash flows, financial condition and ability to continue as a going concern.

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

Risks Related to the Legal and Regulatory Environment in Which We Operate

Failure to qualify for an exemption from regulation as an investment company could adversely affect our ability to continue in business.

The Investment Company Act does not regulate entities that are primarily engaged, directly or indirectly, in a business “other than that of investing, reinvesting, owning, holding or trading in securities,” or that are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, in order to qualify for the latter exemption we must maintain at least 55% of our assets directly in “qualifying real estate interests” and at least an additional 25% of our assets in other real estate-related assets or additional qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify as a qualifying real estate interest for the purposes of the 55% requirement. If we fail to qualify for an applicable exemption from the Investment Company Act, we could be required to restructure our activities which would materially adversely affect our financial condition, results of operations, liquidity, and ability to continue as a going concern.

Failure to comply with federal, state or local regulation of, or licensing requirements with respect to, our business could harm our financial condition and ability to recommence mortgage banking operations.

Our prior mortgage lending, brokerage and loan servicing operations were subject to an extensive body of federal, state and local laws and licensing requirements. Although we utilized systems and procedures designed to facilitate compliance, these requirements were voluminous and, in some cases, complex and subject to interpretation, and our compliance with these requirements depended on the actions of a large number of employees. Borrowers experiencing foreclosure and terminated employees may make retaliatory allegations of non-compliance. Investigations, enforcement actions, litigation, fines, penalties and liability with respect to non-compliance with these requirements may consume attention of key personnel, may adversely affect our future ability to engage in regulated activities, and may materially and adversely affect our financial condition, results of operations, liquidity and ability to continue as a going concern.

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

The market price of our capital stock can be highly volatile and subject to wide fluctuations. In addition, the trading volume in our capital stock may fluctuate and cause significant price variations to occur. Investors may experience volatile returns and material losses. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our capital stock include:

•	actual or perceived changes in our ability to continue as a going concern;

•	actual or anticipated changes in the delinquency and default rates on mortgage loans, in general, and specifically on the loans we invest in through our mortgage securities;

•	actual or anticipated changes in residential real estate values;

•	actual or anticipated changes in market interest rates;

•	actual or anticipated changes in our earnings and cash flow;

•	general market and economic conditions, including the operations and stock performance of other industry participants;

•	developments in the subprime mortgage lending industry or the financial services sector generally;

•	the impact of new state or federal legislation or adverse court decisions;

•	the activities of investors who engage in short sales of our common stock;

•	actual or anticipated changes in financial estimates by securities analysts;

•	sales, or the perception that sales could occur, of a substantial number of shares of our common stock by insiders;

•	additions or departures of senior management and key personnel; and

•	actions by institutional shareholders.

Our charter permits us to issue additional equity without shareholder approval, which could materially adversely affect our current shareholders.

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

In connection with any capital restructuring or in order to raise additional capital, we may issue, reclassify or exchange securities, including debt instruments, preferred stock or common stock. Any of these or similar actions by us may dilute your interest in us or reduce the market price of our capital stock, or both. Our outstanding shares of preferred stock have, and any additional series of preferred stock may also have, a preference on distribution payments that limit our ability to make a distribution to common shareholders. Because our decision to issue, reclassify or exchange securities will depend on negotiations with third parties, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances, if any. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our shareholders will bear the risk that our future issuances, reclassifications and exchanges will reduce the market price of our stock and/or dilute their interest in us.

Other Risks Related to our Business

You should exercise caution in reviewing our condensed consolidated financial statements.

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern, as to which no assurances can be given. In light of these facts, you should exercise caution in reviewing our financial statements.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited in the event of certain transfers of our voting securities.

We currently have recorded a significant net deferred tax asset, before valuation allowance, almost all of which relates to certain loss carryforwards and net unrealized built-in-losses. While we believe that it is more likely than not that we will not be able to utilize such losses in the future, the net operating loss carryforwards and net unrealized built-in losses could provide significant future tax savings to us if we are able to use such losses. However, our ability to use these tax benefits may be impacted, restricted or eliminated due to a future “ownership change” within the meaning of Section 382 of the Code. We do not have the ability to prevent such an ownership change from occurring. Consequently, an ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses, which may result in higher taxable income for us (and a significantly higher tax cost as compared to the situation where these tax benefits are preserved).

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

The accounting for our mortgage assets may result volatility of our results of operations and our financial statements.

The accounting treatment applicable to our mortgage assets is dependent on various factors outside of our control and may significantly affect our results of operations and financial statements. For example, prior to June 30, 2008, our NHES 2007-1 securitization did not meet the criteria necessary for sale treatment under SFAS 140 because of the excessive benefit we received from the derivative instruments delivered into the trust. As a result, it was treated as a financing for accounting purposes. As of June 30, 2008, it was determined that we were no longer receiving excessive benefit from the derivative instruments relating to the NHES 2007-1 securitization. Therefore, we determined that as of June 30, 2008 the securitization should be accounted for as a sale under SFAS 140. As a result, among other things all the mortgage loans – held-in-portfolio, asset-backed bonds secured by mortgage loans, and all other assets and liabilities relating to this securitization were removed from our balance sheet, and a gain was recorded on our condensed consolidated statement of operations. This accounting change did not materially affect economics, including the cash flows, of this transaction to us but materially changed our financial statements. As current turmoil in the subprime industry continues to affect the characteristics of our mortgage assets we may continue to be required to adjust the accounting treatment of those assets. As a result of this, stockholders must undertake a complex analysis to understand our cash flows and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2008 – April 30, 2008	—	—	—	$1,020
May 1, 2008 – May 31, 2008	—	—	—	$1,020
June 1, 2008 – June 30, 2008	—	—	—	$1,020

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3.	Defaults Upon Senior Securities

The Company’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million. The Company has guaranteed NMI’s obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30 and July 30, 2008 totaling, for all payment dates combined, approximately $2.8 million on the Notes. As a result, NMI is in default under the related indentures and the Company is in default under the related guarantees. An agreement by the trustees and trust preferred security holders of the Trusts to forbear in the exercise of remedies with respect to the initial payment defaults expired on May 30, 2008. Consequently, the trustee and holders of 25% of the outstanding trust preferred securities of each Trust have the right to accelerate all principal, accrued interest, and other obligations of NMI under the related Notes and to demand payment of all such amounts from the Company under the related guarantees. The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $80.4 million as of August 18, 2008. In addition, the Company is obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On June 4, 2008 and August 14, 2008, the Company received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee. As of the date of filing, no suit has been filed to enforce the holders’ rights under the indentures or the related guarantees.

To preserve liquidity, the Company’s Board of Directors has suspended the payment of dividends on its Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C”) and its Series D1 Convertible Participating Preferred Stock (“Series D1”). As a result, dividends continue to accrue on the Series C and Series D1 Preferred Stock. The Company has total accrued dividends payable related to the Series C and Series D1 Preferred Stock of $10.5 million as of June 30, 2008. All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to any payments of dividends or other distributions on the Company’s common stock. In addition, if at any time dividends on the Series C Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Stock, voting as a single class, have the right to elect two additional directors to the Company’s Board of Directors. The Company does not expect to pay any dividends for the foreseeable future.

Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.90% annually. Accrued and unpaid dividends payable related to the Series C Preferred Stock were approximately $5.0 million as of June 30, 2008 and $5.9 million as of August 18, 2008.

Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 9.00% per annum, or 13.00% per annum if any such dividends are not declared and paid when due. The dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends. Accrued and unpaid dividends payable related to the Series D1 Preferred Stock were approximately $5.5 million as of June 30, 2008 and $6.4 million as of August 18, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 22, 2008. Donald M. Berman was elected as director. W. Lance Anderson, Gregory T. Barmore, Edward W. Mehrer, and Art N. Burtscher’s terms of office as directors continued after the meeting.

The following matters were voted on at the annual meeting:

		Vote Results
		For	Against	Abstain
1.	Election of Directors Donald M. Berman (term expiring in 2011)	7,674,535	436,729	63,245

		For	Against	Abstain
2.	Approval of the amendment to Article XI of the Company’s charter	6,182,075	956,261	1,036,173
3.	Ratification of Deloitte & Touche LLP as NovaStar Financial, Inc.’s independent registered public accountants for 2007	7,858,379	278,241	37,889

Approval of a majority of our outstanding shares of common stock and Series D-1 Preferred Stock voting together as a single class, and the approval of two-thirds of our outstanding shares of Series D-1 Preferred Stock voting as a separate class was required for the passage of Proposal 2 – Approval of the amendment to Article XI of the Company’s charter. The holders of 50% of our Series D-1 Preferred Stock abstained on Proposal 2 and, consequently, it was not approved.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Listing

Exhibit No.	Description of Document
2.1[1]*	Servicing Rights Transfer Agreement, dated as of October 12, 2007, between Saxon Mortgage Services, Inc. and NovaStar Mortgage, Inc.

10.20.1	Second and Amended Restated Trust Agreement, dated September 20, 2005, between NovaStar Mortgage, Inc., JPMorgan Chase Bank, NA, Chase Bank USA, NA and certain administrative trustees

10.21.1	Amended and Restated Junior Subordinated Indenture, dated September 20, 2005, between NovaStar Mortgage, Inc. and JPMorgan Chase Bank, NA.

10.55[2]*	Confidential Settlement Term Sheet Agreement, dated March 17, 2008, between American Interbanc Mortgage LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc., NFI Holding Corp., and NovaStar Home Mortgage, Inc.

1	Incorporated by reference to Exhibit 2.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2007.
*	PORTIONS OF THIS AGREEMENT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT THAT HAS BEEN FILED SEPARATELY WITH The SECURITIES AND EXCHANGE COMMISSION.
2	Incorporated by reference to Exhibit 10.55 to Form 10-Q filed by the Registrant with the SEC on May 19, 2008.

10.56[3]	Summary of Oral Agreement, dated May 21, 2008, between NovaStar Mortgage, Inc. and Kodiak CDO II Ltd.

10.57[4]	Membership Interest Purchase Agreement, dated as of August 1, 2008, by and among NovaStar Financial, Inc., PipeFire, LLC, the existing members of PipeFire, LLC, and certain beneficial owners of such membership interests

11.1[5]	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

3	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on June 5, 2008.
4	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on August 14, 2008.
5	See Note 15 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.	/s/ W. Lance Anderson
DATE: August 18, 2008	W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: August 18, 2008	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer (Principal Financial Officer)