Form 10-Q/A
period 2008-06-30
NOVASTAR FINANCIAL INC
filed 2009-03-20
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	74-2830661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2114 Central Street, Suite 600, Kansas City, MO	64108
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (816) 237-7000

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2008 was 9,391,341.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

Explanatory Note

On January 30, 2009, management of NovaStar Financial, Inc. (“NFI”) and its subsidiaries (“the Company”), in consultation with the Company’s independent auditors, concluded that the condensed consolidated financial statements as of and for the six and three months ended June 30, 2008 presented in the Company’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (“Second Quarter Form 10-Q”), filed on August 18, 2008 should be restated.  This conclusion was reported in a Current Report on Form 8-K filed on February 4, 2009.  Accordingly, the Company is filing this Amendment No. 1 to the Second Quarter Form 10-Q (“Amendment No. 1”) to restate the condensed consolidated financial statements and make the related revisions to the Second Quarter Form 10-Q as described in Note 17 to the condensed consolidated financial statements.

Except with respect to the foregoing, this Amendment No. 1 does not modify or update any of our prior disclosure from the Second Quarter Form 10-Q or exhibits thereto and does not reflect events occurring after the filing of the Second Quarter Form 10-Q.  Other events occurring after the filing of the Second Quarter Form 10-Q have been addressed in our reports filed with the SEC subsequent to the filing of the Second Quarter Form 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with such reports.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share amounts)
	June 30,	December 31,
	2008	2007
	(Restated)
Assets
Unrestricted cash and cash equivalents	$10,269	$25,364
Restricted cash	7,181	8,998
Mortgage loans – held-in-portfolio, net of allowance of $616,690 and $230,138, respectively	2,161,720	2,870,013
Mortgage securities - trading	25,275	109,203
Mortgage securities - available-for-sale	9,167	33,371
Real estate owned	66,539	76,614
Accrued interest receivable	66,039	61,704
Other assets	5,875	37,244
Assets of discontinued operations	2,477	8,255
Total assets	$2,354,542	$3,230,766

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,784,301	$3,065,746
Asset-backed bonds secured by mortgage securities	18,630	74,385
Short-term borrowings secured by mortgage securities	-	45,488
Junior subordinated debentures	77,077	83,561
Due to servicer	77,165	56,450
Derivative instruments, net	10,574	6,896
Dividends payable	10,473	3,816
Accounts payable and other liabilities	25,411	53,392
Liabilities of discontinued operations	47,608	59,416
Total liabilities	3,051,239	3,442,254

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,391,341 and 9,439,273 shares, issued and outstanding, respectively	94	94
Additional paid-in capital	786,440	786,342
Accumulated deficit	(1,482,862)	(996,649)
Accumulated other comprehensive loss	(246)	(1,117)
Other	(174)	(209)
Total shareholders’ deficit	(696,697)	(211,488)
Total liabilities and shareholders’ deficit	$2,354,542	$3,230,766

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Interest income	$131,008	$187,755	$59,542	$104,095
Interest expense	65,283	115,676	29,001	65,901
Net interest income before provision for credit losses	65,725	72,079	30,541	38,194
Provision for credit losses	461,436	93,167	212,120	73,254
Net interest loss after provision for credit losses	(395,711)	(21,088)	(181,579)	(35,060)

Other operating expense:
(Losses) gains on derivative instruments	(10,613)	6,506	4,974	6,128
Gains on debt extinguishment	6,418	-	6,418	-
Fair value adjustments	(22,669)	(26,233)	(9,952)	(16,741)
Impairment on mortgage securities – available-for-sale	(21,229)	(25,993)	(1,848)	(22,569)
Premiums for mortgage loan insurance	(8,317)	(7,606)	(4,043)	(4,798)
Servicing fee expense	(7,093)	-	(3,397)	-
Other income (expense), net	80	(213)	69	(223)
Total other operating expense	(63,423)	(53,539)	(7,779)	(38,203)

General and administrative expenses:
Compensation and benefits	3,479	16,900	930	8,151
Office administration	4,553	5,948	2,284	2,870
Professional and outside services	3,887	13,168	1,976	5,449
Marketing	-	57	-	57
Travel and other	370	4,040	226	1,174
Total general and administrative expenses	12,289	40,113	5,416	17,701

Loss from continuing operations before income tax expense (benefit)	(471,423)	(114,740)	(194,774)	(90,964)
Income tax expense (benefit)	1,084	(186,582)	433	(71,206)
(Loss) income from continuing operations	(472,507)	71,842	(195,207)	(19,758)
Loss from discontinued operations, net of income tax	(7,347)	(78,706)	(1,977)	(33,120)
Net loss	(479,854)	(6,864)	(197,184)	(52,878)
Basic earnings per share:
Loss from continuing operations available to common shareholders	$(51.31)	$7.34	$(21.27)	$(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.21)	(3.55)
Net loss available to common shareholders	$(52.10)	$(1.09)	$(21.48)	$(5.84)
Diluted earnings per share:
Loss from continuing operations available to common shareholders	$(51.31)	$7.34	$(21.27)	$(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.21)	(3.55)
Net loss available to common shareholders	$(52.10)	$(1.09)	$(21.48)	$(5.84)
Weighted average basic shares outstanding	9,337,427	9,328,679	9,337,695	9,336,655
Weighted average diluted shares outstanding	9,337,427	9,328,679	9,337,695	9,336,655

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands)

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Other	Total Shareholders’ Deficit
Balance, January 1, 2008	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)
Forgiveness of founder’s notes receivable	-	-	-	-	-	-	35	35
Compensation recognized under stock compensation plans	-	-	-	97	-	-	-	97
Accumulating dividends on preferred stock	-	-	-	-	(6,657)	-	-	(6,657)
Other	-	-	-	1	298	-	-	299
Comprehensive loss:
Net loss (as restated)					(479,854)			(479,854)
Other comprehensive income						871		871
Total comprehensive loss (as restated)								(478,983)
Balance, June 30, 2008	$30	$21	$94	$786,440	$(1,482,862)	$(246)	$(174)	$(696,697)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)
	For the Six Months Ended June 30,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net loss	$(479,854)	$(6,864)
Loss from discontinued operations	(7,347)	(78,706)
(Loss) income from continuing operations	(472,507)	71,842
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Impairment on mortgage securities – available-for-sale	21,229	25,993
Gains (losses) on derivative instruments	10,613	(6,505)
Depreciation expense	519	1,316
Amortization of deferred debt issuance costs	1,887	4,210
Compensation recognized under stock compensation plans	97	686
Provision for credit losses	461,436	93,167
Amortization of premiums on mortgage loans	10,153	8,826
Interest capitalized on loans held-in-portfolio	(14,355)	(23,065)
Forgiveness of founders’ promissory notes	35	70
Provision for deferred income taxes	-	(192,889)
Fair value adjustments	22,669	26,238
Accretion of available-for-sale and trading securities	(26,758)	(57,630)
Losses on sales of mortgage assets	-	212
Gains on debt extinguishment	(6,418)	-
Changes in:
Accrued interest receivable	(4,336)	(9,849)
Derivative instruments, net	546	1,787
Other assets	5,903	24,898
Due to servicer	20,715	-
Accounts payable and other liabilities	(18,792)	40,874
Net cash provided by operating activities from continuing operations	12,636	10,181
Net cash used in operating activities from discontinued operations	(15,183)	(755,891)
Net cash used in operating activities	(2,547)	(745,710)
		Continued

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	19,226	108,299
Proceeds from paydowns of mortgage securities - trading	36,127	14,604
Purchase of mortgage securities - trading	-	(21,957)
Proceeds from sale of mortgage securities - trading	-	7,413
Proceeds from repayments of mortgage loans held-in-portfolio	194,022	471,694
Proceeds from sales of assets acquired through foreclosure	67,113	2,079
Restricted cash proceeds (payments)	1,817	(8,844)
Purchases of property and equipment	-	(2,929)
Net cash provided by investing activities	318,305	570,359
Net cash provided by investing activities from discontinued operations	1,826	9,155
Net cash provided by investing activities	320,131	579,514

Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	-	2,111,415
Payments on asset-backed bonds	(286,622)	(474,578)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	-	3,150
Net change in short-term borrowings	(45,488)	(236,608)
Repurchase of trust preferred debt	(550)	-
Dividends paid on vested options	-	(499)
Dividends paid on preferred stock	-	(3,326)
Net cash (used in) provided by financing activities from continuing operations	(332,660)	1,399,554
Net cash used in financing activities from discontinued operations	(19)	(1,286,008)
Net cash (used in) provided by financing activities	(332,679)	113,546
Net decrease in cash and cash equivalents	(15,095)	(52,650)
Cash and cash equivalents, beginning of period	25,364	150,522
Cash and cash equivalents, end of period	$10,269	$97,872
		Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)
	For the Six Months Ended June 30,
	2008	2007
	(Restated)
Cash paid for interest	$64,906	$160,508
Cash paid for income taxes	2,871	330
Cash received on mortgage securities – available-for-sale with no cost basis	-	3,296
Non-cash operating, investing and financing activities:
Transfer of loans to held-in-portfolio from held-for-sale	-	1,880,340
Transfer of mortgage securities from available-for-sale to trading (A)		46,383
Assets acquired through foreclosure	67,113	2,079
Dividends payable	10,473	1,663

(A) Transfer was made upon adoption of SFAS 159. See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. and its subsidiaries operate as a non-conforming residential mortgage portfolio manager and is exploring opportunities in the residential housing and other markets.  Prior to changes in its business in 2007 and early 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities.  The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests.  Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  During the third quarter of 2007, the Company announced that it would not be able to pay a dividend on its common stock with respect to its 2006 taxable income, and as a result the Company's status as a REIT terminated, retroactive to January 1, 2006.  This retroactive revocation of the Company’s REIT status resulted in it becoming taxable as a C corporation for 2006 and subsequent years.

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our December 31, 2007 Form 10-K.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, reserve for losses on third party sales, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

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

The Company’s condensed consolidated financial statements as of June 30, 2008 and for the six and three months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation, as follows.

•
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of its mortgage lending segment and loan servicing segment as discontinued operations in the condensed consolidated statements of operations for the six and three months ended June 30, 2007.

•
The Board of Directors declared a one-for-four reverse stock split of the Company’s common stock, providing shareholders of record as of July 27, 2007, with one share of common stock in exchange for each four shares owned.  The reduction in shares resulting from the split was effective on July 27, 2007 decreasing the number of common shares outstanding to 9.5 million.  Current and prior year share amounts and earnings per share disclosures have been retrospectively adjusted to reflect the reverse stock split.

•
The Company created a new line item on the condensed consolidated balance sheet named “Derivative instruments, net” to separate balances related to its derivative instruments which were previously reported in the “Accounts payable and other liabilities” line item as of December 31, 2007.  The line item was created due to the materiality of the amounts recorded as of June 30, 2008.

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

Short and Long Term Obligations - A discussion of the Company’s borrowings is included in Note 6 to these financial statements. NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.1 million in principal amount of unsecured notes (collectively, the “Notes” and shown on our condensed consolidated balance sheet as junior subordinated debentures) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million. NFI has guaranteed NMI’s obligations under the Notes.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is evaluating the impact that adoption of FSP SFAS 142-3 will have on our consolidated financial statements.

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

Note 3. Mortgage Loans – Held in Portfolio

Mortgage loans, all of which are secured by residential properties, consisted of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Mortgage loans – held-in-portfolio:
Outstanding principal	$2,756,149	$3,067,737
Net unamortized deferred origination costs	22,261	32,414
Amortized cost	2,778,410	3,100,151
Allowance for credit losses	(616,690)	(230,138)
Mortgage loans – held-in-portfolio	$2,161,720	$2,870,013
Weighted average coupon	8.62%	8.59%

Mortgage loans held-in-portfolio consist of loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125”).  The NHES 2006-1 and NHES 2006-MTA1 securitizations do not meet the qualifying special purpose entity criteria necessary for sale treatment under SFAS 140 and related interpretations because after the loans are securitized the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company and, the Company, has discretion to call (other than a clean-up call) loans back from the trust.  The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for sale treatment under SFAS 140 and related interpretations because of the excessive benefit the Company receives from the derivative instruments delivered into the trust to counteract interest rate risk.  Accordingly, the loans in these securitizations remain on the balance sheet as “Mortgage loans held-in-portfolio”, retained interests were not created, and securitization bond financing is reflected on the balance sheet as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

At June 30, 2008 all of the loans classified as held-in-portfolio were pledged as collateral for the related securitization bond financing.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the six and three months ended June 30, 2008 and 2007, respectively (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$230,138	$22,452	$445,120	$34,911
Provision for credit losses	461,436	93,167	212,120	73,254
Charge-offs, net of recoveries	(74,884)	(15,523)	(40,550)	(8,069)
Balance, end of period	$616,690	$100,096	$616,690	$100,096

Note 4. Mortgage Securities – Available-for-Sale

As of June 30, 2008, and December 31, 2007, mortgage securities – available-for-sale consist entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but does not include the NMFT Series 2007-2 residual security, which was designated as trading as a result of the Company’s adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”) on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement.  As a result, the NMFT Series 2007-2 residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155.  Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.  Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of June 30, 2008	$8,434	$733	$-	$9,167	33.36%
As of December 31, 2007	33,302	69	-	33,371	26.94%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

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

The following table summarizes the Company’s mortgage securities – trading as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of June 30, 2008
Subordinated securities pledged to CDO	$332,489	$318,907	$15,827
Other subordinated securities	102,625	95,174	2,895
Residual securities	N/A	24,227	6,553
Total	$435,114	$438,308	$25,275	11.05%

As of December 31, 2007	$435,114	$447,370	$109,203	13.85%

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

In addition, the Company has received requests or subpoenas for information from various regulators or law enforcement officials, including, without limitation, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor. Management does not expect any significant negative impact to the Company as a result  of these requests and subpoenas.

At this time, the company can not predict the probable outcome of these claims and as such no amounts have been accrued in the condensed consolidated financial statements.

Note 8. Comprehensive Loss

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a rollforward of accumulated other comprehensive income for the six and three months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(479,854)	$(6,864)	$(197,184)	$(52,878)
Other comprehensive income (loss):
Change in unrealized loss on mortgage securities – available-for-sale	(20,565)	(59,638)	(4,437)	(50,052)
Change in unrealized gain on derivative instruments used in cash flow hedges	1,354	715	599	800
Impairment on mortgage securities - available-for-sale reclassified to earnings	21,229	25,993	1,848	22,569
Valuation allowance for deferred taxes	-	6,560	-	5,861
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	(1,147)	(339)	272	(209)
Other comprehensive income (loss)	871	(26,709)	(1,718)	(21,031)
Total comprehensive loss	$(478,983)	$(33,573)	$(198,902)	$(73,909)

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

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities -trading	$25,275	$-	$18,722	$6,553
Mortgage securities – available-for-sale	9,167	-	-	9,167
Derivative instruments	891	-	891	-
Total assets	$35,333	$-	$19,613	$15,720

Liabilities:
Asset-backed bonds secured by mortgage securities	$18,630	$-	$18,630	$-
Derivative instruments, net	10,574	-	10,574	-
Total liabilities	$29,204	$-	$29,204	$-

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities-trading:
Accretion of income	4,640	-	4,640
Proceeds from paydowns of securities	(21,687)	-	(21,687)
Mark-to-market value adjustment	-	(1,141)	(1,141)
Net decrease to mortgage securities	(17,047)	(1,141)	(18,188)
As of June 30, 2008	$24,228	$(17,675)	$6,553

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$-	$-	$-
Increases (decreases) to mortgage securities-trading:
New securities retained in securitizations	56,387	226	56,613
Accretion of income	654	-	654
Proceeds from paydowns of securities	(2,303)	-	(2,303)
Mark-to-market value adjustment	-	(48)	(48)
Net increase to mortgage securities	54,738	178	54,916
As of June 30, 2007	$54,738	$178	$54,916

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities:
Accretion of income (A)	3,359	-	3,359
Proceeds from paydowns of securities (A) (B)	(6,998)	-	(6,998)
Impairment on mortgage securities - available-for-sale	(21,229)	21,229	-
Mark-to-market value adjustment	-	(20,565)	(20,565)
Net (decrease) increase to mortgage securities	(24,868)	664	(24,204)
As of June 30, 2008	$8,434	$733	$9,167

(A)	Cash received on mortgage securities with no cost basis was $1.5 million for the six months ended June 30, 2008.
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

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	34,689	-	34,689
Proceeds from paydowns of securities (A) (B)	(108,765)	-	(108,765)
Impairment on mortgage securities - available-for-sale	(25,993)	25,993	-
Mark-to-market value adjustment	-	(59,638)	(59,638)
Net decrease to mortgage securities	(147,883)	(32,514)	(180,397)
As of June 30, 2007	$162,877	$6,038	$168,915

(A)	Cash received on mortgage securities with no cost basis was $3.3 million for the six months ended June 30, 2007.
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

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of June 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	66,539	-	-	66,539
Total	$66,539	$-	$-	$66,539

At the time a mortgage loan held-for-sale or held-in-portfolio becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value.  Upon foreclosure and through liquidation, the Company evaluates the property's fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value.  Any valuation adjustments at the time the loan becomes real estate owned are charged to the allowance for credit losses.

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2008 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments For the Six Months Ended June 30		Fair Value Adjustments For the Three Months Ended June 30
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2008	2007	2008	2007	Statement of Operations Line Item Impacted
Mortgage securities - trading	Recurring	$(74,866)	$(89,740)	$(23,261)	$(39,681)	Fair value adjustments
Mortgage securities – available-for-sale	Recurring	(21,229)	(25,993)	(1,848)	(22,569)	Impairment on mortgage securities – available-for-sale
Derivative instruments, net	Recurring	(10,613)	6,506	4,974	6,128	(Losses) gains on derivative instruments
Asset-backed bonds secured by mortgage securities	Recurring	52,197	63,508	13,309	22,940	Fair value adjustments
Total fair value losses		$(54,511)	$(45,719)	$(6,826)	$(33,182)

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

In addition, upon the closings of its NMFT Series 2007-2 securitization, the Company classified the residual securities it retained as trading. Management estimates the fair value of its residual securities by discounting the expected future cash flows of the collateral and bonds. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3. See “Mortgage securities – available-for-sale” for further discussion of the Company’s valuation policies relating to residual securities.

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

The major classes of assets and liabilities reported as discontinued operations as of June 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Assets
Mortgage loans - held-for-sale	$1,710	$5,253
Real estate owned	767	2,574
Other assets	-	428
Total assets	$2,477	$8,255

Liabilities
Short-term borrowings secured by mortgage loans	$-	$19
Accounts payable and other liabilities (A)	47,608	59,397
Total liabilities	$47,608	$59,416
(A)
Includes a $45.2 million liability recorded in connection with the judgment rendered against NHMI in the California Action by AIM, the settlement of which is currently pending, subject to certain contingencies.

The operating results of all discontinued operations for the six and three months ended June 30, 2008 and 2007 are summarized as follows (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Interest income	$822	$73,761	$389	$26,384
Interest expense	(15)	45,088	2	15,982
Net interest income	837	28,673	387	10,402

Other operating expense:
Gains (losses) on sales of mortgage assets	410	(12,182)	(36)	(5,880)
Gains (losses) on derivative instruments	-	(781)	-	2,269
Valuation adjustment on mortgage loans – held-for-sale	(3,273)	(24,560)	2	(4,363)
Fee income	902	11,162	-	5,131
Premiums for mortgage loan insurance	-	(2,656)	-	(342)
Other income	240	1,623	17	(2,358)
Total other operating expense	(1,721)	(27,394)	(17)	(5,543)

General and administrative expenses	6,463	79,985	2,347	37,979
Loss from discontinued operations	$(7,347)	$(78,706)	$(1,977)	$(33,120)

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

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale, relating to discontinued operations, is as follows for the six and three months ended June 30, 2008 and 2007, respectively (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$12,292	$5,006	$14,646	$25,872
Valuation adjustment on mortgage loans held-for-sale	3,273	24,560	(2)	4,363
Transfer from the reserve for loan repurchases	-	22,329	-	3,806
Transfer to cost basis of mortgage loans – held-in-portfolio	-	(14,843)	-	-
Reduction due to loans securitized or sold to third parties	-	(3,259)	-	(3,259)
Transfers to real estate owned	569	(10,075)	1,305	(7,064)
Charge-offs, net of recoveries	(1,639)	-	(1,454)	-
Balance, end of period	$14,495	$23,718	$14,495	$23,718

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

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to discontinued operations which are measured at fair value on a nonrecurring basis as of June 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$1,710	$-	$-	$1,710
Real estate owned	767	-	-	767
Total	$2,477	$-	$-	$2,477

The Company’s mortgage loans held-for-sale have a fair value lower than their cost basis by $14.5 million.  Therefore, all mortgage loans held-for-sale have been written down to fair value. The Company recorded a valuation adjustment of $3.3 million and $(2.0) thousand on mortgage loans – held-for-sale for the six and three months ended June 30, 2008, as compared to $24.6 million and $4.4 million for the same periods in 2007.  At the time a mortgage loan held-for-sale becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value.  Upon foreclosure and through liquidation, the Company evaluates the property's fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value.  For mortgage loans held-for-sale, valuation adjustments for discontinued operations are recorded in the “Loss from discontinued operations, net of income tax” line item of the Company's condensed consolidated statements of operations.

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

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2008 and 2007 are as follows (in thousands, except share and per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Numerator:
(Loss) income from continuing operations	$(472,507)	$71,842	$(195,207)	$(19,758)
Dividends on preferred shares	(6,657)	(3,326)	(3,369)	(1,663)
Loss from continuing operations available to common shareholders	(479,164)	68,516	(198,576)	(21,421)
Loss from discontinued operations, net of income tax	(7,347)	(78,706)	(1,977)	(33,120)
Net loss available to common shareholders	$(486,511)	$(10,190)	$(200,553)	$(54,541)

Denominator:
Weighted average common shares outstanding – basic	9,337,427	9,328,679	9,337,695	9,336,655
Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,337,427	9,328,679	9,337,695	9,336,655
Stock options	-	-	-	-
Restricted stock	-	-	-	-
Weighted average common shares outstanding – dilutive	9,337,427	9,328,679	9,337,695	9,336,655

Basic earnings per share:
(Loss) income from continuing operations	$(50.60)	$7.70	$(20.91)	$(2.11)
Dividends on preferred shares	(0.71)	(0.36)	(0.36)	(0.18)
(Loss) income from continuing operations available to common shareholders	(51.31)	7.34	(21.27)	(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.21)	(3.55)
Net loss available to common shareholders	$(52.10)	$(1.09)	$(21.48)	$(5.84)

Diluted earnings per share:
(Loss) income from continuing operations	$(50.60)	$7.70	$(20.91)	$(2.11)
Dividends on preferred shares	(0.71)	(0.36)	(0.36)	(0.18)
(Loss) income from continuing operations available to common shareholders	(51.31)	7.34	(21.27)	(2.29)
Loss from discontinued operations, net of income tax	(0.79)	(8.43)	(0.21)	(3.55)
Net loss available to common shareholders	$(52.10)	$(1.09)	$(21.48)	$(5.84)

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

Note 17.  Restatement of previously issued condensed consolidated financial statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of 2008 and as a result of the consideration of comments received from the Staff of the SEC in connection with a review of the Company’s aforementioned filing, management has determined that the Company’s condensed consolidated financial statements for the six and three month periods ended June 30, 2008 should be restated.

Prior to June 30, 2008, the Company’s 2007 securitized loan pool (“NHES 2007-1”) did not meet the qualifying special purpose entity criteria necessary for derecognition of the securitized assets and liabilities pursuant to SFAS 140 and related authoritative accounting literature because of the excessive benefit expected to be received from the derivative instruments delivered to the trust to counteract interest rate risk. As a result, the assets and liabilities relating to this securitization were included in the Company’s consolidated financial statements.

During and prior to the quarter ended June 30, 2008, a series of events occurred that led the Company to reassess the Qualifying Special Purpose Entity (“QSPE”) criteria and conclude that it had relinquished control over the securitized loans as of June 30, 2008. Consequently, the Company determined that the assets and liabilities should be deconsolidated pursuant to SFAS 140. As of June 30, 2008, the mortgage loans – held-in-portfolio, asset-backed bonds secured by mortgage loans and all other assets and liabilities relating to this securitization were removed from the balance sheet; interests retained by the Company in this transaction were recorded in the “Mortgage securities – trading” line of the Company’s balance sheet; and a gain was recorded through the “Gains (losses) on sales of mortgage assets” line of the condensed consolidated statement of operations.

Although management believed at the time that derecognition of the NHES 2007-1 was an acceptable interpretation of SFAS 140, the accounting rules for asset transfers are complicated and require interpretations to be made for specific transactions and events.  After consideration of the comments received from and discussions with the SEC, the Company has concluded to consolidate NHES 2007-1 and restate its consolidated financial statements for the six and three month periods ended June 30, 2008.

Condensed Consolidated Balance Sheet Impacts

The following table sets forth the effects of the adjustments on the June 30, 2008 consolidated balance sheet (in thousands, except share and per share amounts):

	As Previously		As Restated
	Reported	Adjustments
Assets
Unrestricted cash and cash equivalents	$10,269	$-	$10,269
Restricted cash	7,181	-	7,181
Mortgage loans – held-in-portfolio, net of allowance of $308,162 (previously reported) and $616,690 (as restated)	1,014,747	1,146,973	2,161,720
Mortgage securities - trading	27,837	(2,562)	25,275
Mortgage securities - available-for-sale	9,167	-	9,167
Real estate owned	26,724	39,815	66,539
Accrued interest receivable	30,276	35,763	66,039
Other assets	5,875	-	5,875
Assets of discontinued operations	2,477	-	2,477
Total assets	$1,134,553	$1,219,989	$2,354,542

Liabilities and Shareholders’ Equity
Liabilities:
Asset-backed bonds secured by mortgage loans	$1,311,934	$1,472,367	$2,784,301
Asset-backed bonds secured by mortgage securities	18,630	-	18,630
Short-term borrowings secured by mortgage securities	-	-	-
Junior subordinated debentures	77,077	-	77,077
Due to servicer	29,308	47,857	77,165
Derivative instruments, net	-	10,574	10,574
Dividends payable	10,473	-	10,473
Accounts payable and other liabilities	23,911	1,500	25,411
Liabilities of discontinued operations	47,608	-	47,608
Total liabilities	1,518,941	1,532,298	3,051,239

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	-	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	-	21
Common stock, 9,391,341 and 9,439,273 shares, issued and outstanding, respectively	94	-	94
Additional paid-in capital	786,440	-	786,440
Accumulated deficit	(1,170,553)	(312,309)	(1,482,862)
Accumulated other comprehensive loss	(246)	-	(246)
Other	(174)	-	(174)
Total shareholders’ deficit	(384,388)	(312,309)	(696,697)
Total liabilities and shareholders’ deficit	$1,134,553	$1,219,989	$2,354,542

 Condensed Consolidated Statements of Operations Impacts

The following table sets forth the effects of the adjustments on the condensed consolidated statements of operations for the six and three months ended June 30, 2008 (in thousands, except share and per share amounts):
	For The Six Months Ended June 30, 2008			For The Three Months Ended June 30, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest income	$131,008	$-	$131,008	$59,542	$-	$59,542
Interest expense	65,283	-	65,283	29,001	-	29,001
Net interest income before provision for credit losses	65,725	-	65,725	30,541	-	30,541
Provision for credit losses	461,436	-	461,436	212,120	-	212,120
Net interest loss after provision for credit losses	(395,711)	-	(395,711)	(181,579)	-	(181,579)

Other operating expense:
Gains (losses) on sales of mortgage assets	312,309	(312,309)	-	312,309	(312,309)	-
(Losses) gains on derivative instruments	(10,613)	-	(10,613)	4,974	-	4,974
Gains on debt extinguishment	6,418	-	6,418	6,418	-	6,418
Fair value adjustments	(22,669)	-	(22,669)	(9,952)	-	(9,952)
Impairment on mortgage securities – available-for-sale	(21,229)	-	(21,229)	(1,848)	-	(1,848)
Premiums for mortgage loan insurance	(8,317)	-	(8,317)	(4,043)	-	(4,043)
Servicing fee expense	(7,093)	-	(7,093)	(3,397)	-	(3,397)
Other income (expense), net	80	-	80	69	-	69
Total other operating expense	248,886	(312,309)	(63,423)	304,530	(312,309)	(7,779)

General and administrative expenses:
Compensation and benefits	3,479	-	3,479	930	-	930
Office administration	4,553	-	4,553	2,284	-	2,284
Professional and outside services	3,887	-	3,887	1,976	-	1,976
Travel and other	370	-	370	226	-	226
Total general and administrative expenses	12,289	-	12,289	5,416	-	5,416

Loss from continuing operations before income tax expense (benefit)	(159,114)	(312,309)	(471,423)	117,535	(312,309)	(194,774)
Income tax expense (benefit)	1,084	-	1,084	433	-	433
(Loss) income from continuing operations	(160,198)	(312,309)	(472,507)	117,102	(312,309)	(195,207)
Loss from discontinued operations, net of income tax	(7,347)	-	(7,347)	(1,977)	-	(1,977)
Net (loss) income	(167,545)	(312,309)	(479,854)	115,125	(312,309)	(197,184)
Basic earnings per share:
(Loss) income from continuing operations available to common shareholders	$(17.87)	$(33.44)	$(51.31)	$10.18	(31.45)	$(21.27)
Loss from discontinued operations, net of income tax	(0.79)	-	(0.79)	(0.21)	-	(0.21)
Net (loss) income available to common shareholders	$(18.66)	$(33.44)	$(52.10)	$9.97	(31.45)	$(21.48)
Diluted earnings per share:
(Loss) income from continuing operations available to common shareholders	$(17.87)	$(33.44)	$(51.31)	$10.18	(31.45)	$(21.27)
Loss from discontinued operations, net of income tax	(0.79)	-	(0.79)	(0.22)	-	(0.21)
Net (loss) income available to common shareholders	$(18.66)	$(33.44)	$(52.10)	$9.96	(31.45)	$(21.48)
Weighted average basic shares outstanding	9,337,427	-	9,337,427	9,337,695	-	9,337,695
Weighted average diluted shares outstanding	9,337,427	-	9,337,427	9,340,694	(2,999)	9,337,695

Condensed Consolidated Statements of Cash Flows Impacts

The following table sets forth the effects of the adjustments on the condensed consolidated statements of cash flows for the six months ended June 30, 2008 (in thousands):

	Previously
	Reported	Adjustments	As Restated

Net loss	$(167,545)	$(312,309)	$(479,854)
Loss from continuing operations	(160,198)	(312,309)	(472,507)
Losses (gains) on sales of mortgage assets	(312,309)	312,309	-
Net cash used in operating activities	(2,547)	-	(2,547)
Net cash provided by investing activities	320,131	-	320,131
Net cash (used in) provided by financing activities	(332,679)	-	(332,679)
Net decrease in cash and cash equivalents	(15,095)	-	(15,095)
Cash and cash equivalents, beginning of period	25,364	-	25,364
Cash and cash equivalents, end of period	$10,269	$-	$10,269

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

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, cash flows and cash needs, and future asset values, as well as industry and market conditions, all of which are subject to change at any time without notice.  Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional verbs such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to continue as a going concern; decreases in cash flows from our mortgage securities; our ability to reduce expenses; exercise of remedies with respect to existing defaults under, and our ability to restructure the agreements governing, our indebtedness and other contractual obligations; our ability to identify and establish or invest in, and successfully manage and grow, businesses that may be outside of the businesses in which we historically have operated; impairments on our mortgage assets; decreases in prepayment rates or increases in default rates or losses on mortgage loans underlying our mortgage assets; loan repurchase requests; changes in assumptions regarding estimated loan losses and fair value amounts; the extent and timing of the return of cash posted as collateral on letters of credit; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future; residential property values; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Restatement

Described in Note17 to the accompanying unaudited condensed consolidated financial statements, we have restated our condensed consolidated financial statements for the six and three months ended June 30, 2008.

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

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net loss available to common shareholders	$(486,511)	$(10,190)	$(200,553)	$(54,541)
Net loss available to common shareholders, per diluted share	$(52.10)	$(1.09)	$(21.48)	$(5.84)

For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

We had a net loss available to common shareholders of $486.5 million during the six months ended June 30, 2008 as compared to a net loss available to common shareholders of $10.2 million for the same period in 2007.

We incurred a significant loss from continuing operations of $472.5 million during the six months ended June 30, 2008 as compared to income from continuing operations of $71.8 million for the same period in 2007.  The following factors contributed to the current year loss as compared to the prior period income:

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

•
An increase in our provision for credit losses for our mortgage loans held-in-portfolio to $461.4 million for the six months ended June 30, 2008 from $93.2 million for the same period in 2007.  This increase of $368.2 million was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

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

We had a net loss available to common shareholders of $200.6 million during the three months ended June 30, 2008 as compared to a net loss available to common shareholders of $54.5 million for the same period in 2007.

We had a loss from continuing operations of $195.2 million during the three months ended June 30, 2008 as compared to a loss from continuing operations of $19.8 million for the same period in 2007.  The following factors contributed to the larger loss during the second quarter 2008 compared to the same period in 2007:

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

To determine proper accounting treatment for each securitization or resecuritization, we evaluated whether or not we retained or surrendered control over the transferred assets by reference to the conditions set forth in SFAS 140. All terms of these transactions were evaluated against the conditions set forth in this statement. Some of the questions that must be considered include:

☐	Have the transferred assets been isolated from the transferor?
☐	Does the transferee have the right to pledge or exchange the transferred assets?
☐	Is there a “call” agreement that requires the transferee to return specific assets?
☐	Is there an agreement that both obligates and entitles the transferee to return the transferred assets prior to maturity?
☐	Have any derivative instruments been transferred?

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

☐
The interest spread between the coupon net of servicing fees on the underlying loans, the cost of financing, mortgage insurance, payments or receipts on or from derivative contracts and bond administrative costs.

☐	Prepayment penalties received from borrowers who payoff their loans early in their life.
☐	Overcollateralization which is designed to protect the primary bondholder from credit loss on the underlying loans.

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

The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the condensed consolidated balance sheets.  We recognize fair value adjustments for the change in fair value of the bonds which are included in the “Fair value adjustments” line item on the condensed consolidated statements of operations.  We calculate interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and record interest expense in the period incurred.  Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are evaluating the impact that adoption of FSP SFAS 142-3 will have on our consolidated financial statements.

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

Table 2— Net Interest Loss
(dollars in thousands)

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

Our net interest loss after provision for credit losses was $(395.7) million and $(181.6) million for the six and three months ended June 30, 2008 as compared to $(21.1) and $(35.1) million for the same periods in 2007.  The main driver behind this significant decline was an increase in the provision for credit losses as a result of the continued credit deterioration of our mortgage loans – held-in-portfolio and an increase in the anticipated severity of the credit losses.  The principal balance of loans delinquent greater than 60 days increased by 97%, or approximately $411.1 million from December 31, 2007.  See Table 7 for a breakdown of our mortgage loans – held-in-portfolio by delinquency category as of June 30, 2008 and December 31, 2007.  Significant factors contributing to the increase in over 60-day delinquencies were:

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

Table 3 — Expected Credit Loss Assumptions for our Mortgage Loans – Held-in-Portfolio
(dollars in thousands)

As of June 30, 2008:
Securitization Trust	Original Principal Balance	Current Principal Balance	Allowance for Credit Losses	Remaining Expected Credit Losses(A)	Original Expected Credit Losses
2006-1	$1,350,000	$582,119	$141,602	11.2%	2.9%
2006-MTA1	1,199,013	718,529	166,560	16.3	1.7
2007-1	1,888,756	1,455,501	308,528	27.5	6.2
(A)   Represents expected credit losses over the entire life of the loans, net of mortgage insurance.  Includes actual losses, net of mortgage insurance, to date and expected credit losses over the remaining life of the loans, net of mortgage insurance.

As of December 31, 2007:
Securitization Trust	Original Principal Balance	Current Principal Balance	Allowance for Credit Losses	Remaining Expected Credit Losses(A)	Original Expected Credit Losses
2006-1	$1,350,000	$694,101	$40,031	6.5%	2.9%
2006-MTA1	1,199,013	753,787	27,312	5.7	1.7
2007-1	1,888,756	1,619,849	162,795	13.5	6.2
(A)   Represents expected credit losses over the entire life of the loans, net of mortgage insurance.  Includes actual losses, net of mortgage insurance, to date and expected credit losses over the remaining life of the loans, net of mortgage insurance.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio was as follows for the six and three months ended June 30, 2008 and 2007 (dollars in thousands):

Table 4— Allowance for Credit Losses on Mortgage Loans – Held-in-Portfolio
(dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$230,138	$22,452	$445,120	$34,911
Provision for credit losses	461,436	93,167	212,120	73,254
Charge-offs, net of recoveries	(74,884)	(15,523)	(40,550)	(8,069)

Balance, end of period	$616,690	$100,096	$616,690	$100,096

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

Table 5— Condensed Balance Sheet of Securitizations Accounted for as Financing Transactions
(dollars in thousands)

As of June 30, 2008:
	NHES	NHES	NHES
	2006-MTA1	2006-1	2007-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$718,529	$582,119	$1,455,501	$2,756,149
Net unamortized deferred origination costs	17,811	4,450	-	22,261
Allowance for credit losses	(166,560)	(141,602)	(308,528)	(616,690)
Mortgage loans – held-in-portfolio	569,780	444,967	1,146,973	2,161,720
Accrued interest receivable	12,374	17,901	35,764	66,039
Real estate owned	4,979	21,745	39,815	66,539
Total assets	$587,133	$484,613	$1,222,552	$2,294,298

Liabilities:
Asset-backed bonds secured by mortgage loans	$713,016	$598,918	$1,472,366	$2,784,301
Other liabilities	6,521	24,735	59,931	91,186
Total liabilities	719,537	623,653	1,532,297	2,875,487
Net deficiency	(132,404)	(139,040)	(309,745)	(581,189)
Total liabilities and net deficiency	$587,133	$484,613	$1,222,552	$2,294,298

As of December 31, 2007:
	NHES	NHES	NHES
	2006-MTA1	2006-1	2007-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$753,787	$694,101	$1,619,849	$3,067,737
Net unamortized deferred origination costs	27,177	5,237	-	32,414
Allowance for credit losses	(27,312)	(40,031)	(162,795)	(230,138)
Mortgage loans – held-in-portfolio	753,652	659,307	1,457,054	2,870,013
Accrued interest receivable	14,091	14,238	33,375	61,704
Real estate owned	4,851	32,126	39,637	76,614
Total assets	$772,594	$705,671	$1,530,066	$3,008,331

Liabilities:
Asset-backed bonds secured by mortgage loans	$748,182	$714,476	$1,603,088	$3,065,746
Other liabilities	5,751	19,927	45,087	70,765
Total liabilities	753,933	734,403	1,648,175	3,136,511
Net assets (deficiency)	18,661	(28,732)	(118,109)	(128,180)
Total liabilities and net assets (deficiency)	$772,594	$705,671	$1,530,066	$3,008,331

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

Financial Condition

Mortgage Loans - Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the six months ended June 30, 2008.

Table 6 — Rollforward of Mortgage Loans - Held-in-Portfolio (dollars in thousands)
June 30, 2008
Beginning principal balance	$3,067,737
Borrower repayments	(194,022)
Capitalization of interest	14,355
Transfers to real estate owned	(131,922)
Ending principal balance	2,756,149
Net unamortized deferred origination costs	22,261
Amortized cost	2,778,410
Allowance for credit losses	(616,690)
Mortgage loans held-in-portfolio	$2,161,720

The following table provides delinquency information for our loans classified as held-in-portfolio as of June 30, 2008 and December 31, 2007.

Table 7 — Mortgage Loans – Held-in-Portfolio Delinquencies (dollars in thousands)
	As of June 30, 2008		As of December 31, 2007
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$1,781,508	65%	$2,484,386	81%
30-59 days delinquent	138,541	5	158,366	5
60-89 days delinquent	116,919	4	98,039	3
90 + days delinquent	381,636	14	150,811	5
In process of foreclosure	337,545	12	176,135	6
Total principal	$2,756,149	100%	$3,067,737	100%

Mortgage Securities Available-for-Sale and Trading.

The following tables summarize our mortgage securities – available-for-sale and trading portfolios and the current assumptions as of June 30, 2008 and December 31, 2007.

Table 8 — Valuation and Assumptions for Individual Mortgage Securities – Available-for-Sale and Trading (dollars in thousands):

As of June 30, 2008
				Current Assumptions			Current Valuation Assumptions
Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series – Available-for-Sale:
2002-3	$1,507	$531	$2,038	25%	13%	0.7%	20%	30%	1.0%
2003-1	2,151	-	2,151	25	10	2.0	20	28	3.3
2003-2	953	-	953	25	10	1.7	28	25	2.7
2003-3	249	2	251	25	9	2.5	20	22	3.6
2003-4	12	20	32	25	11	2.8	20	30	5.1
2004-1	25	15	40	25	14	2.9	20	33	5.9
2004-2	40	4	44	25	13	3.2	26	31	5.1
2004-3	-	97	97	25	14	4.0	19	34	4.5
2004-4	13	-	13	25	16	3.7	26	35	4.0
2005-1	-	-	-	25	17	5.0	15	37	3.6
2005-2	1	-	1	25	15	6.2	13	39	2.1
2005-3	105	-	105	25	16	8.0	15	41	2.0
2005-4	112	64	176	25	17	9.1	15	43	2.3
2006-2	322	-	322	25	20	12.7	15	44	2.4
2006-3	500	-	500	25	20	14.4	15	43	3.0
2006-4	561	-	561	25	21	14.5	15	43	2.9
2006-5	844	-	844	25	20	17.8	15	43	3.9
2006-6	1,039	-	1,039	25	19	18.2	15	41	3.7
Total	$8,434	$733	$9,167

NMFT Series – Trading Securities:
2007-2	$28,422	$(13,949)	$14,473	25%	16%	21.9%	20%	34%	5.7%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)
For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.

As of December 31, 2007
				Current Assumptions			Current Valuation Assumptions
Securitization Trust	Cost (A)	Unrealized Gain (loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
NMFT Series – Available-for-Sale:
2002-3	$1,932	$-	$1,932	25%	24%	0.6%	20%	30%	1.0%
2003-1	3,260	-	3,260	25	20	1.7	20	28	3.3
2003-2	2,817	-	2,817	25	18	1.2	28	25	2.7
2003-3	1,233	-	1,233	25	16	1.2	20	22	3.6
2003-4	1,279	-	1,279	25	20	1.6	20	30	5.1
2004-1	180	-	180	25	24	2.4	20	33	5.9
2004-2	180	-	180	25	23	2.4	26	31	5.1
2004-3	986	-	986	25	24	3.0	19	34	4.5
2004-4	48	-	48	25	26	2.6	26	35	4.0
2005-1	512	-	512	25	27	3.6	15	37	3.6
2005-2	642	-	642	25	24	3.3	13	39	2.1
2005-3	1,335	-	1,335	25	24	3.6	15	41	2.0
2005-3 (C)	158	69	227	25	N/A	N/A	N/A	N/A	N/A
2005-4	1,344	-	1,344	25	27	4.5	15	43	2.3
2005-4 (C)	212	-	212	25	N/A	N/A	N/A	N/A	N/A
2006-2	2,301	-	2,301	25	32	6.8	15	44	2.4
2006-3	2,994	-	2,994	25	31	8.4	15	43	3.0
2006-4	2,960	-	2,960	25	32	8.2	15	43	2.9
2006-5	4,217	-	4,217	25	31	11.0	15	43	3.9
2006-6	4,712	-	4,712	25	30	10.0	15	41	3.7
Total	$33,302	$69	$33,371

NMFT Series – Trading Securities:
2007-2	$41,275	$(13,959)	$27,316	25%	20%	12.5%	20%	34%	5.7%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
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

Mortgage Securities – Trading.

The following tables provide a summary of our portfolio of trading securities at June 30, 2008 and December 31, 2007:

Table 9 — Mortgage Securities - Trading
(dollars in thousands)

As of June 30, 2008
S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	25,305	24,386	1,959	6	4.96%
Non-investment Grade (B)	409,809	389,694	16,763	102	6.31
Total Subordinated Securities	435,114	414,080	18,722	108	6.17
Residual Securities:
Unrated	N/A	24,228	6,553	2	25.00
Total	$435,114	$438,308	$25,275	110	11.05%

(A)	Investment grade includes all securities with ratings above BB+.
(B)	Non-investment grade includes all securities with ratings below BBB-.

As of December 31, 2007
S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	$389,881	$367,581	$80,004	91	11.46%
Non-investment Grade (B)	45,233	38,514	4,458	17	17.05
Total Subordinated Securities	435,114	406,095	84,462	108	11.76
Residual Securities:
Unrated	N/A	41,275	24,741	1	21.00
Total	$435,114	$447,370	$109,203	109	13.85%

(A)	Investment grade includes all securities with ratings above BB+.
(B)	Non-investment grade includes all securities with ratings below BBB-.

As of June 30, 2008 and December 31, 2007, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. The aggregate fair market value of these securities as of June 30, 2008 and December 31, 2007 was $25.3 million and $109.2 million, respectively. Management estimates their fair value based on quoted market prices for subordinated securities and by discounting the expected future cash flows of the collateral and bonds for the residual securities. The market value of our mortgage securities - trading have declined due to the continued credit deterioration and an increase in the anticipated severity of the credit losses in the underlying collateral. We recognized net trading losses of $(74.9) million and $(23.3) million for the six and three months ended June 30, 2008 and $(89.7) million and $(39.7) million for the same periods in 2007.

Real Estate Owned.

Real estate owned relating to continuing operations at June 30, 2008 and December 31, 2007 was $66.5 million and $76.6 million, respectively.   This change is directly related to the timing of foreclosures and subsequent liquidations of real estate owned arising out of our NHES 2006-1, 2006-MTA1 and 2007-1 securitizations.  The stated amount of real estate owned on our condensed consolidated balance sheet is net of expected future losses on the sale of the property.

Short-term Borrowings.

On May 9, 2008, we fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day. We have no further borrowing capacity currently available to us. See “Liquidity and Capital Resources” for further discussion of our financing availability and liquidity.

Shareholders’ Deficit.

The increase in our shareholders’ deficit as of June 30, 2008 compared to December 31, 2007 is a result of the following increases and decreases.

Shareholders’ deficit decreased by:
•	$21.2 million due to impairment on mortgage securities – available for sale reclassified to earnings; and
•	$0.4 million due to changes in other miscellaneous activity.
•	$0.2 million due to adjustments on derivative instruments used in cash flow hedges reclassified to earnings.

Shareholders’ deficit increased by:
•	$479.9 million due to a net loss recognized for the six months ended June 30, 2008, which includes a $461.4 million dollar provision for credit losses;
•	$20.6 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale; and
•	$6.7 million due to dividends accrued on preferred stock.

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

Table 10 — Contractual Obligations
(dollars in thousands)
	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long—term debt (A)	$3,468,753	$729,034	$958,441	$782,349	$998,929
Junior subordinated debentures (B)	211,591	4,909	9,817	9,817	187,048
Operating leases (C)	15,253	6,020	8,773	460	-
Total	$3,705,597	$739,963	$977,031	$792,626	$1,016,977

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

Collateralization of letters of credit supporting surety bonds. Certain states required that we post surety bonds in connection with our former mortgage lending operations.  During 2007, we were required to post letters of credit to support our reimbursement obligations to the sureties, and were required to cash collateralize the letters of credit pursuant to our letter of credit agreements with Wachovia Bank.  We are in the process of terminating these surety bonds and the associated letters of credit as a result of the discontinuation of our mortgage lending operations and have received back collateral associated with letters of credit terminated to date.  Collateral totaling $7.2 million remained outstanding as of June 30, 2008, $1.1 million of which we have received back subsequent to June 30, 2008. Cancellation of the remaining surety bonds and related letters of credit is subject to certain conditions and may take several months or longer to complete.  In addition, we are currently in default under the letter of credit agreements as a result of, among other matters, our default under debt agreements related to our trust preferred securities, discussed further below.  Although we have received a return of collateral notwithstanding this default, Wachovia Bank is not obligated to return cash collateral to us so long as a default exists.  Consequently, no assurances can be given as to the timing or amount of any additional return of the remaining cash collateral.

Trust Preferred Obligations.  Our wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts.  The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million.  We have guaranteed NMI's obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30 and July 30, September 30, October 30, December 30, 2008 and January 30, 2009 totaling, for all payment dates combined, approximately $5.5 million on the Notes.  As a result, NMI is in default under the related indentures and we are in default under the related guarantees.  An agreement by the trustees and trust preferred security holders of the Trusts to forbear in the exercise of remedies with respect to the initial payment defaults expired on May 30, 2008.  Consequently, the trustee and holders of 25% of the outstanding trust preferred securities of each Trust have the right to accelerate all principal, accrued interest, and other obligations of NMI under the related Notes and to demand payment of all such amounts from us under the related guarantees.  The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $80.4 million as of August 18, 2008.   In addition, we are obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On June 4, 2008 and August 14, 2008, we received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture  to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee.  As of August 18, 2008, our aggregate obligation under the related Notes and indenture Notes is $77.1 million.  As of the date of filing, no suit has been filed to enforce the holders’ rights under the indentures or the related guarantees.

While we are attempting to restructure the terms of the indentures, there can be no assurance that we will be able to do so.   Enforcement of remedies under the Notes and related indentures and guarantees would have a material adverse effect on our financial condition and liquidity and would likely cause us to seek the protection of applicable bankruptcy laws.

Table 11 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)
	For the Six Months Ended June 30,		(Decrease) /
	2008	2007	Increase
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(2,547)	$(745,710)	$743,163
Cash flows provided by investing activities	320,131	579,514	(259,383)
Cash flows (used in) provided by financing activities	(332,679)	113,546	(446,225)

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

For the six months ended June 30, 2008, we retained no residual or subordinated securities.  For the six months ended June 30, 2007, we retained residual securities with a cost basis of $56.4 million and no subordinated securities from our securitization transactions completed during that period. In addition, we purchased subordinated securities during the first quarter of 2007 with a cost basis of $22.0 million from other issuers which settled in the second quarter of 2007.

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

Table 12 - Interest Rate Sensitivity - Market Value
(dollars in thousands)
	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of June 30, 2008:
Change in market values of:
Assets – non trading (B)	$5,875	$2,902	$(2,803)	$(5,383)
Assets – trading (C)	14,416	6,531	(4,204)	(7,050)
Cumulative change in market value	$20,291	$9,433	$(7,007)	$(12,433)
Percent change of market value portfolio equity (D)	10.7%	5.0%	(3.7)%	(6.6)%

As of December 31, 2007:
Change in market values of:
Assets – non trading (B)	$42,484	$19,234	$(18,057)	$(32,868)
Assets – trading (C)	33,448	15,269	(14,210)	(26,053)
Cumulative change in market value	$75,932	$34,503	$(32,267)	$(58,921)
Percent change of market value portfolio equity (D)	61.0%	24.6%	(17.5)%	(30.5)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio and mortgage securities - available-for-sale.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of June 30, 2008 and December 31, 2007.

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

Table 13 - Interest Rate Risk Management Contracts
(dollars in thousands)
			Maturity Range
	Net Fair Value	Total Notional Amount	2008	2009	2010		2011	2012 and beyond
Pay-fixed swaps:
Contractual maturity	$(10,602)	$735,000	$290,000	$405,000	$40,000		$—	$—
Weighted average pay rate		4.9%	4.9%	4.9%	5.0%		—	—
Weighted average receive rate		2.5%	(A)	(A)		(A)	—	—

Interest rate caps:
Contractual maturity	$28	$140,000	$100,000	$40,000	$—		$—	$—
Weighted average strike rate		5.1%	5.1%	5.0%	—		—	—

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed by us in reports we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the federal securities laws is accumulated and communicated to management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), on a timely basis to allow decisions regarding required disclosure.  Our principal executive officer and principal financial officer evaluated as of June 30, 2008 and concluded that our controls and procedures were effective.  In addition, we have considered the restatement of our condensed consolidated financial statements to be consistent with the views of the Staff of the Securities and Exchange Commission and have concluded that such restatement does not represent a material weakness in our internal controls over financial reporting.

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

In addition, the Company has received requests or subpoenas for information from various regulators or law enforcement officials, including, without limitation, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor. Management does not expect any significant negative impact to the Company as a result  of these requests and subpoenas.

At this time, the company can not predict the probable outcome of these claims and as such no amounts have been accrued in the condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands)
Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2008 – April 30, 2008	-	-	-	$1,020
May 1, 2008 – May 31, 2008	-	-	-	$1,020
June 1, 2008 – June 30, 2008	-	-	-	$1,020

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3. Defaults Upon Senior Securities

The Company’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts.  The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million.  The Company has guaranteed NMI's obligations under the Notes.

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

On June 4, 2008 and August 14, 2008, the Company received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture  to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee.  As of August 18, 2008, the aggregate obligations of NMI under the related Notes and indenture Notes is $77.1 million.  As of the date of filing, no suit has been filed to enforce the holders’ rights under the indentures or the related guarantees.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of shareholders of NovaStar Financial, Inc. was held on May 22, 2008. Donald M. Berman was elected as director.  W. Lance Anderson, Gregory T. Barmore, Edward W. Mehrer, and Art N. Burtscher's terms of office as directors continued after the meeting.

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

1 Incorporated by reference to Exhibit 2.1 to Form 10-Q filed by the Registrant with the SEC on November 14, 2007.
*PORTIONS OF THIS AGREEMENT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT THAT HAS BEEN FILED SEPARATELY WITH The SECURITIES AND EXCHANGE COMMISSION.
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

NOVASTAR FINANCIAL, INC.

DATE: March 20, 2009	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: March 20, 2009	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)