Form 10-Q
period 2008-09-30
NOVASTAR FINANCIAL INC
filed 2009-04-27
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___________ to ___________

——————————

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	74-2830661 (I.R.S. Employer Identification No.)

2114 Central, Suite 600, Kansas City, MO (Address of Principal Executive Office)	64108 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (816) 237-7000

——————————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No☒

The number of shares of the Registrant’s Common Stock outstanding on March 31, 2009 was 9,368,053.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share amounts)
	September 30,	December 31,
	2008	2007
Assets
Unrestricted cash and cash equivalents	$18,754	$25,364
Restricted cash	5,788	8,998
Mortgage loans – held-in-portfolio, net of allowance of $791,906 and $230,138, respectively	1,881,000	2,870,013
Mortgage securities - trading	14,981	109,203
Mortgage securities - available-for-sale	6,912	33,371
Real estate owned	53,763	76,614
Accrued interest receivable	72,223	61,704
Other assets	6,815	37,244
Assets of discontinued operations	1,743	8,255
Total assets	$2,061,979	$3,230,766

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,673,254	$3,065,746
Asset-backed bonds secured by mortgage securities	11,114	74,385
Short-term borrowings secured by mortgage securities	-	45,488
Junior subordinated debentures	77,200	83,561
Due to servicer	95,934	56,450
Dividends payable	15,351	3,816
Accounts payable and other liabilities	28,343	53,392
Liabilities of discontinued operations	3,677	59,416
Total liabilities	2,904,873	3,442,254

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,390,016 and 9,439,273 shares, issued and outstanding, respectively	94	94
Additional paid-in capital	786,303	786,342
Accumulated deficit	(1,630,451)	(996,649)
Accumulated other comprehensive income (loss)	1,266	(1,117)
Other	(157)	(209)
Total shareholders’ deficit	(842,894)	(211,488)
Total liabilities and shareholders’ deficit	$2,061,979	$3,230,766

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Interest income	$183,277	$279,737	$52,269	$91,981
Interest expense	91,157	182,289	25,874	66,613
Net interest income before provision for credit losses	92,120	97,448	26,395	25,368
Provision for credit losses	667,638	192,326	206,202	99,159
Net interest expense after provision for credit losses	(575,518)	(94,878)	(179,807)	(73,791)

Other operating expense:
(Losses) gains on derivative instruments	(9,480)	(2,888)	1,133	(9,394)
Gains on debt extinguishment	6,418	-	-	-
Fair value adjustments	(20,269)	(58,224)	2,400	(31,993)
Impairments on mortgage securities – available-for-sale	(22,897)	(72,209)	(1,668)	(46,216)
Appraisal fee income	1,522	-	1,522	-
Appraisal fee expense	(1,195)	-	(1,195)	-
Servicing fee expense	(10,365)	-	(3,272)	-
Premiums for mortgage loan insurance	(12,126)	(12,059)	(3,809)	(4,453)
Other (expense) income, net	(37)	(202)	(117)	12
Total other operating expense	(68,429)	(145,582)	(5,006)	(92,044)

General and administrative expenses:
Compensation and benefits	4,583	23,361	1,104	6,460
Office administration	6,734	10,487	2,181	4,539
Professional and outside services	5,686	17,483	1,799	4,315
Other appraisal management expenses	509	-	509	-
Marketing and other	390	(1,619)	20	(5,718)
Total general and administrative expenses	17,902	49,712	5,613	9,596

Loss from continuing operations before income tax (benefit) expense	(661,849)	(290,172)	(190,426)	(175,431)
Income tax (benefit) expense	(16,753)	59,200	(17,837)	245,783
Loss from continuing operations	(645,096)	(349,372)	(172,589)	(421,214)
Income (loss) from discontinued operations, net of income tax	22,471	(252,863)	29,818	(174,157)
Net loss	$(622,625)	$(602,235)	$(142,771)	$(595,371)

Basic earnings per share:
Loss from continuing operations available to common shareholders	$(70.33)	$(38.08)	$(19.00)	$(45.40)
Income (loss) from discontinued operations, net of income tax	2.41	(27.10)	3.19	(18.65)
Net loss available to common shareholders	$(67.92)	$(65.18)	$(15.81)	$(64.05)
Diluted earnings per share:
Loss from continuing operations available to common shareholders	$(70.33)	$(38.08)	$(19.00)	$(45.40)
Income (loss) from discontinued operations, net of income tax	2.41	(27.10)	3.19	(18.65)
Net loss available to common shareholders	$(67.92)	$(65.18)	$(15.81)	$(64.05)
Weighted average basic shares outstanding	9,337,517	9,331,206	9,337,695	9,336,175
Weighted average diluted shares outstanding	9,337,517	9,331,206	9,337,695	9,336,175

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands, except share amounts)
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Shareholders’ Deficit
Balance, January 1, 2008	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)
Forgiveness of founders’ notes receivable	-	-	-	-	-	-	52	52
Compensation recognized under stock compensation plans	-	-	-	(39)	-	-	-	(39)
Accumulating dividends on preferred stock	-	-	-	-	(11,536)	-	-	(11,536)
Other	-	-	-	-	359	-	-	359
Comprehensive income:
Net income					(622,625)			(622,625)
Other comprehensive income						2,383		2,383
Total comprehensive income								(620,242)
Balance, September 30, 2008	$30	$21	$94	$786,303	$(1,630,451)	$1,266	$(157)	$(842,894)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)
	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(622,625)	$(602,235)
Income (loss) from discontinued operations	22,471	(252,863)
Loss from continuing operations	(645,096)	(349,372)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Impairment on mortgage securities – available-for-sale	22,897	72,209
Losses on derivative instruments	9,480	2,888
Depreciation expense	844	1,952
Amortization of deferred debt issuance costs	3,325	8,297
Compensation recognized under stock compensation plans	(39)	843
Provision for credit losses	667,638	192,326
Amortization of premiums on mortgage loans	12,671	10,360
Interest capitalized on loans held-in-portfolio	(17,957)	(33,900)
Forgiveness of founders’ promissory notes	52	104
Provision for deferred income taxes	-	41,620
Fair value adjustments	20,269	58,224
Accretion of available-for-sale and trading securities	(35,301)	(81,139)
Losses on sales of mortgage assets	-	200
Gains on debt extinguishment	(6,418)	-
Changes in:
Accrued interest receivable	(10,519)	(15,665)
Derivative instruments, net	615	2,680
Other assets	5,205	31,779
Due to servicer	39,483	-
Accounts payable and other liabilities	(24,692)	39,367

Net cash provided by (used in) operating activities from continuing operations	42,457	(17,227)
Net cash used in operating activities from discontinued operations	(28,837)	(1,180,940)
Net cash provided by (used in) operating activities	13,620	(1,198,167)
		Continued

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	23,475	156,984
Proceeds from paydowns of mortgage securities - trading	48,605	30,662
Purchase of mortgage securities - trading	-	(21,957)
Proceeds from sale of mortgage securities - trading	-	7,420
Proceeds from repayments of mortgage loans held-in-portfolio	254,793	679,365
Proceeds from sales of assets acquired through foreclosure	94,719	5,009
Restricted cash proceeds (payments)	3,210	(8,960)
Purchases of property and equipment	-	(3,132)
Acquisition of businesses, net of cash acquired	(709)	-
Net cash provided by investing activities	424,093	845,391
Net cash provided by investing activities from discontinued operations	2,092	16,719
Net cash provided by investing activities	426,185	862,110

Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	-	2,111,415
Payments on asset-backed bonds	(400,358)	(679,080)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	-	49,378
Net change in short-term borrowings	(45,488)	(353,792)
Repurchase of trust preferred debt	(550)	-
Dividends paid on vested options	-	(498)
Dividends paid on preferred stock	-	(4,990)
Net cash (used in) provided by financing activities from continuing operations	(446,396)	1,122,433
Net cash used in financing activities from discontinued operations	(19)	(885,368)
Net cash (used in) provided by financing activities	(446,415)	237,065
Net decrease in cash and cash equivalents	(6,610)	(98,992)
Cash and cash equivalents, beginning of period	25,364	150,522
Cash and cash equivalents, end of period	$18,754	$51,530
		Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; in thousands)
	For the Nine Months Ended September 30,
	2008	2007
Cash paid for interest	$89,058	$250,156
Cash paid for income taxes	3,456	5,996
Cash received on mortgage securities – available-for-sale with no cost basis	1,982	3,426
Non-cash operating, investing and financing activities:
Transfer of loans to held-in-portfolio from held-for-sale	-	1,880,340
Transfer of mortgage securities from available-for-sale to trading (A)	-	46,683
Assets acquired through foreclosure	71,653	97,976
Cost basis of securities retained in securitizations	-	56,387
Tax benefit derived from capitalization of affiliate		(7,195)
Preferred stock dividends accrued, not yet paid	11,536	2,634

(A) Transfer was made upon adoption of SFAS 159. See notes to condensed consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. (“NFI”) and its subsidiaries (the “Company”) hold certain non-conforming residential mortgage securities and is exploring opportunities in the residential housing and other markets. A majority-owned subsidiary of the Company, StreetLinks National Appraisal Services LLC, is a residential mortgage appraisal management company. Prior to changes in its business in 2007, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2007, the Company announced that it would not be able to pay a dividend on its common stock with respect to its 2006 taxable income, and as a result the Company's status as a REIT terminated, retroactive to January 1, 2006. This retroactive revocation of the Company’s REIT status resulted in it becoming taxable as a C corporation for 2006 and subsequent years.

Effective August 1, 2008, the Company acquired a 75 percent interest in StreetLinks National Appraisal Services LLC (StreetLinks), a residential mortgage appraisal company, for an initial cash purchase price of $750,000 plus future payments contingent upon StreetLinks reaching certain earnings targets. Results of operations from August 1, 2008 forward are included in the condensed consolidated statement of operations. Simultaneously with the acquisition, the Company transferred ownership of 5 percent of StreetLinks to the Chief Executive Officer of StreetLinks.

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

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned and majority- owned subsidiaries. Investments in entities for which the Company has significant influence are accounted for under the equity method. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. There are indicators of substantial doubt that the Company will not be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As of September 30, 2008, the Company’s total liabilities exceeded its total assets under Generally Accepted Accounting Principles (“GAAP”), resulting in a shareholders’ deficit. The Company’s historical losses, negative cash flows and its shareholders’ deficit raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows. There is no assurance that cash flows will be sufficient to meet the Company’s obligations.

The Company’s condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. Reclassifications to prior year amounts have been made to conform to current year presentation, as follows.

•
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reclassified the operating results of its mortgage lending segment and loan servicing segment as discontinued operations in the condensed consolidated statements of operations for the nine and three months ended September 30, 2007.

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

Liquidity, Business Plan, Significant Events and Material Trends

Short and Long Term Obligations - A discussion of the Company’s borrowings is included in Note 6 to these financial statements. NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.2 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million. NFI has guaranteed NMI's obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30, July 30, September 30, October 30 and December 30, 2008, and January 30 and March 30, 2009 totaling, for all payment dates combined, approximately $6.1 million on the Notes. As a result, NMI is in default under the related indentures and NFI is in default under the related guarantees. On June 4, 2008 and August 14, 2008, the Company received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee. The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $84.0 million as of April 27, 2009. In addition, the Company is obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On September 12, 2008, a petition for involuntary Chapter 7 bankruptcy entitled In re NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) was filed against NMI by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington, Delaware.  The filing did not include NFI or any other subsidiary or affiliate of NFI.

On February 18, 2009, the Company, NMI, the Trusts and the trust preferred security holders entered into agreements to settle the claims of the trust preferred security holders arising from NMI’s failure to make the scheduled quarterly interest payments on the Notes. As part of the settlement, the existing preferred obligations would be exchanged for new preferred obligations. The settlement and exchange were contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy. On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding. On April 27, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete the Exchange. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million. In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum.

The Company’s current projections indicate sufficient cash and cash flows will be available from its mortgage assets to meet operating expenses through 2009. However, the Company’s mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. In addition, these cash flows are expected to continue to decrease over the next several months. Therefore, no assurance can be given that the Company will be able to meet its cash flow needs, in which case it would be required to seek protection of applicable bankruptcy laws.

Certain states required the Company to post surety bonds in connection with its former mortgage lending operations. During 2007, the Company was required to post letters of credit to support its reimbursement obligations to the sureties, and was required to cash collateralize the letters of credit pursuant to its letter of credit agreements with Wachovia Bank. The Company is in the process of terminating these surety bonds and the associated letters of credit as a result of the discontinuation of its mortgage lending operations and has received back collateral associated with letters of credit terminated to date. Collateral totaling $5.8 million remained outstanding as of September 30, 2008. Cancellation of the remaining surety bonds and related letters of credit is subject to certain conditions and may take several months or longer to complete. In addition, the Company is currently in default under the letter of credit agreements as a result of, among other matters, the Company being in default under debt agreements related to its trust preferred securities. Although the Company has received a return of collateral notwithstanding this default, Wachovia Bank is not obligated to return cash collateral to the Company so long as a default exists. Consequently, no assurances can be given as to the timing or amount of any additional return of the remaining cash collateral.

Future Strategy, Liquidity and Going Concern Considerations – The Company will continue to focus on minimizing losses, preserving liquidity, and exploring operating company opportunities. The Company’s residual and subordinated mortgage securities are currently its only significant source of cash flows. Based on current projections, the cash flows from the mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed, or prepayments are less than, the current assumptions. In addition, the Company has significant operating expenses associated with office leases, and other obligations relating to its discontinued operations. The Company also has significant obligations with respect to junior subordinated notes relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II. See “Liquidity and Capital Resources” for additional discussion regarding the recent defaults under the junior subordinated notes.

If, as the cash flows from its mortgage securities decrease, the Company is unable to recommence or acquire profitable operations, restructure its unsecured debt, capital structure and contractual obligations or if the cash flows from its mortgage securities are less than currently anticipated, there can be no assurance that the Company will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws.

The Company has initiated efforts to restructure its indebtedness and certain contractual obligations and is assessing potential changes to elements of its capital structure, with the goal of negotiating and implementing changes to facilitate its ability to continue as a going concern. There can be no assurance that any of these efforts will be successful.

Due to the fact that the Company has a negative net worth, does not currently have significant ongoing business operations that are profitable, its common stock and its 8.90% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) have been delisted from the New York Stock Exchange, and due to the illiquidity in the capital markets it is unlikely that the Company will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future. To the extent the Company requires additional liquidity and cannot obtain it, the Company will be forced to file for bankruptcy.

As discussed in the Description of Operations section above, the Company acquired a majority interest in an appraisal management company during the third quarter of 2008, and the Company intends to seek out other operating business opportunities. It is unlikely, however, that the Company will be able to directly recommence mortgage lending activities so long as it continues to have a shareholders’ deficit because certain state licensing requirements prohibit companies from lending when they have a shareholders’ deficit. Further, the Company’s ability to start or acquire new businesses is significantly constrained by its limited liquidity and its likely inability to obtain debt financing or to issue equity securities as a result of its current financial condition, including a shareholders’ deficit, as well as other uncertainties and risks.

Recent Market Developments - During 2008 and 2009, global financial market conditions have continued to deteriorate. Financial services, and the mortgage industry in particular, have remained under continuous pressure due to numerous factors, which include industry-wide deterioration of the value of mortgage assets held by financial institutions, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies, and a reluctance on the part of banks and broker-dealers to finance mortgage securities within the credit markets. Because of these factors, mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. The factors described above continue to contribute to the decline in the market values of the Company’s securities.

The market has also seen significant fluctuations in LIBOR rates since the end of 2007 as the credit crisis has severely disrupted international liquidity and capital markets and as various regulatory bodies have attempted to moderate the lending and liquidity marketplace. This volatility in interest rates and the severe deterioration in credit and prepayment performance of the collateral underlying the securities the Company owns has made it extremely difficult to predict, with any certainty, the cash flows from the Company’s securities portfolio.

Given the current uncertainty regarding these market conditions, the Company is unable to offer any additional information on the situation. As a result, the Company expects to continue to operate without any additional leverage and to continue to take actions in an effort to preserve liquidity and available cash.

Home prices - Generally, housing values are experiencing broad-based declines nationwide. Housing values are likely to continue to decrease during the near term which could affect the Company’s credit loss experience and will continue to impact its earnings, cash flows, financial condition and ability to continue as a going concern.

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

Credit Deterioration - The residential mortgage market has encountered significant difficulties which have materially adversely affected the Company’s performance. Delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, over the last year residential property values in most states have declined, in some areas severely, after extended periods during which those values appreciated. To the extent residential property values continue to decline, it is likely to result in additional increases in delinquencies and losses on residential mortgage loans, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage (“ARM”) loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, borrowers with option ARM mortgage loans with a negative amortization may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates when the loans reach their negative amortization cap. Compounding this issue, the current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the mortgage loan industry has adversely affected the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of the Company’s mortgage securities will be further reduced, which will adversely affect the Company’s operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that adoption of FSP SFAS 142-3 will have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to the PCAOB’s Interim Auditing Standards (AU) section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of evaluating the potential effect of adoption of SFAS 162.

On September 15, 2008, the FASB issued two exposure drafts proposing amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Currently, the transfers of the Company’s mortgage loans in securitization transactions qualify for sale accounting treatment. The trusts used in the Company’s securitizations are not consolidated for financial reporting purposed because the trusts are qualifying special purpose entities (“QSPE”). Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on the balance sheet under GAAP. Under the proposed amendments, the concept of a QSPE would be eliminated and would modify the consolidation conclusions. As proposed, these amendments would be effective for the Company at the beginning of 2010. The proposed amendments, if adopted, could require the Company to consolidate the assets and liabilities of the Company’s securitization trusts. This could have a significant effect on our financial condition as affected off-balance sheet loans and related liabilities would be recorded on the balance sheet.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have a material impact on the Company’s determination of fair value for its financial assets.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities (“VIEs”). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the Company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the Company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the Company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the Company’s involvement with the VIE and (iv) the impact on financial results related to the Company’s involvement with the VIE. Certain disclosures are also required where the Company is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. Since the FSP only requires certain additional disclosures, the Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS No. 115. FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company does not expect the adoption of FSP EITF 99-20-1 will have a material impact on its condensed consolidated financial statements.

Note 3. Mortgage Loans – Held in Portfolio

Mortgage loans, all of which are secured by residential properties, consisted of the following as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Mortgage loans – held-in-portfolio:
Outstanding principal	$2,653,163	$3,067,737
Net unamortized deferred origination costs	19,743	32,414
Amortized cost	2,672,906	3,100,151
Allowance for credit losses	(791,906)	(230,138)
Mortgage loans – held-in-portfolio	$1,881,000	$2,870,013
Weighted average coupon	8.17%	8.59%

Mortgage loans held-in-portfolio consist of loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125”). The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under SFAS 140 and related interpretations because after the loans were securitized the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remains the same. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under SFAS 140 and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. Accordingly, the loans in the NHES 2006-1, NHES 2006-MTA1, and NHES 2007-1 securitizations remain on the balance sheet as “Mortgage loans held-in-portfolio”. Given this treatment, retained interests are not created, and securitization bond financing is reflected on the balance sheet as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

At September 30, 2008 all of the loans classified as held-in-portfolio were pledged as collateral for the related securitization bond financing.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the nine and three months ended September 30, 2008 and 2007, respectively (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$230,138	$22,452	$616,690	$100,096
Provision for credit losses	667,638	192,326	206,202	99,159
Charge-offs, net of recoveries	(105,870)	(39,570)	(30,986)	(24,047)
Balance, end of period	$791,906	$175,208	$791,906	$175,208

Note 4. Mortgage Securities – Available-for-Sale

As of September 30, 2008, and December 31, 2007, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading as a result of the Company’s adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”) on January 1, 2007 and the complexities and uncertainties surrounding the application of this Statement. As a result, the NMFT Series 2007-2, residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of September 30, 2008	$5,389	$1,523	$-	$6,912	24.51%
As of December 31, 2007	33,302	69	-	33,371	26.94%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the nine and three months ended September 30, 2008 and 2007, management concluded that the decline in value on certain securities in the Company’s mortgage securities portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $22.9 million and $1.7 million during the nine and three months ended September 30, 2008, respectively, as compared to $72.2 million and $46.2 million during the same periods of 2007.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

Note 5. Mortgage Securities – Trading

As of September 30, 2008 and December 31, 2007, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted market prices and compared to estimates based on discounting the expected future cash flows of the collateral and bonds. Refer to Note 9 to the condensed consolidated financial statements for a description of the valuation methods as of September 30, 2008 and December 31, 2007.

The following table summarizes the Company’s mortgage securities – trading as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of September 30, 2008
Subordinated securities pledged to CDO	$332,489	$318,907	$9,807
Other subordinated securities	102,625	95,173	3,451
Residual securities	N/A	17,675	1,723
Total	$435,114	$431,755	$14,981	8.66%

As of December 31, 2007	$435,114	$447,370	$109,203	13.85%

(A)	Calculated from the average fair value of the securities.

The Company recognized net trading losses of $78.6 million and $3.7 million for the nine and three months ended September 30, 2008, respectively, as compared to net trading losses of $237.9 million and $148.2 million for the same periods of 2007. These net trading losses are included in the fair value adjustments line on the Company’s condensed consolidated statements of operations.

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

Asset-backed Bonds (“ABB”)

On January 30, 2008, an event of default occurred under the CDO bond indenture agreement due to noncompliance with certain overcollateralization tests. As a result, the trustee, upon notice and at the direction of a majority of the secured noteholders, may declare all of the secured notes to be immediately due and payable including accrued and unpaid interest. No such notice has been given as of April 27, 2009. The Company does not expect any significant impact to its financial condition, cash flows or results of operation as a result of the event of default.

Junior Subordinated Debentures

Trust Preferred Obligations. NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.2 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million. NFI has guaranteed NMI's obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30, July 30, September 30, October 30 and December 30, 2008, and January 30 and March 30, 2009 totaling, for all payment dates combined, approximately $6.1 million on the Notes. As a result, NMI is in default under the related indentures and NFI is in default under the related guarantees.

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

On June 4, 2008 and August 14, 2008, the Company received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee. The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $84.0 million as of April 27, 2009. In addition, the Company is obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On September 12, 2008, a petition for involuntary Chapter 7 bankruptcy entitled In re NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) was filed against NMI by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington, Delaware.  The filing did not include NFI or any other subsidiary or affiliate of NFI.

On February 18, 2009, the Company, NMI, the Trusts and the trust preferred security holders entered into agreements to settle the claims of the trust preferred security holders arising from NMI’s failure to make the scheduled quarterly interest payments on the Notes. As part of the settlement, the existing preferred obligations would be exchanged for new preferred obligations. The settlement and exchange were contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy. On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding. On April 27, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete the Exchange. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million. In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum.

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

NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007, and NHMI appealed that decision (the “Appeal”). Pending the Appeal, Plaintiff commenced enforcement actions in the states of Missouri (the “Kansas City Action”) and Delaware, and obtained an enforcement judgment in Delaware (the “Delaware Judgment”). On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary Bankruptcy”).

On March 17, 2008, the Company and Plaintiff entered into the Settlement Terms with respect to the California Action, the Judgment, the Kansas City Action, the Delaware Judgment, the Involuntary Bankruptcy, and all related claims.

Pursuant to the Settlement Terms, the Involuntary Bankruptcy was dismissed on April 24, 2008 and on May 8, 2008, the Company paid Plaintiff $2.0 million plus the balance in an account established by order of the Bankruptcy Court, and NHMI satisfied obligations totaling $48,000 to certain identified creditors. In addition to the initial payments made to the Plaintiff following dismissal of the Involuntary Bankruptcy, the Company agreed to pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets. If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

Pursuant to the Settlement Terms, the releases of NHMI and its affiliate became effective on September 11, 2008.     As a result, NHMI has reversed a previously recorded liability of $45.2 million that was included in the consolidated financial statements of the Company.

Trust Preferred Settlement. On September 12, 2008, a petition for involuntary Chapter 7 bankruptcy entitled In re NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) was filed against NMI by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington, Delaware. The filing did not include NFI or any other subsidiary or affiliate of NFI. On February 18, 2009, the Company, NMI, NovaStar Capital Trust I, NovaStar Capital Trust II and the trust preferred securities holders entered into agreements to settle the claims of the trust preferred securities holders arising from NMI’s failure to make the scheduled quarterly interest payments on certain unsecured notes issued by NMI to the trusts. The settlement was contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy. On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding. See Note 6—Trust Preferred Obligations above for additional discussion of the claims of the petitioners and the settlement.

Other Litigation. Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s current and former executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The Company has entered into a settlement agreement to resolve these pending class action lawsuits. The total amount of the settlement, which is subject to the approval of the United States District Court for the Western District of Missouri, is $7.25 million, and it will be paid by the Company’s insurance carriers. The settlement agreement contains no admission of fault or wrongdoing by the Company or other defendants.

At this time, the Company cannot predict the probable outcome of the following claims and as such no amounts have been accrued in the condensed consolidated financial statements.

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

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NovaStar Mortgage, Inc., a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss. The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company in connection with seek monetary damages, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. The Company believes that these claims are without merit and will vigorously defend against them.

On May 6, 2008, the Company received a letter written on behalf of J.P. Morgan Mortgage Acceptance Corp. and certain affiliates ("Morgan") demanding indemnification for claims asserted against Morgan in a case entitled Plumbers & Pipefitters Local #562 Supplemental Plan and Trust v. J.P. Morgan Acceptance Corp. et al, filed in the Supreme Court of the State of New York, County of Nassau.   The case seeks class action certification for alleged violations by Morgan of sections 11 and 15 of the Securities Act of 1933, on behalf of all persons who purchased certain categories of mortgage backed securities issued by Morgan in 2006 and 2007.   Morgan's indemnity demand alleges that any liability it might have to plaintiffs would be based, in part, upon alleged misrepresentations made by the Company with respect to certain mortgages that make up a portion of the collateral for the securities at issue.  The Company believes it has meritorious defenses to this demand and expects to defend vigorously any claims asserted.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated.   Defendants in the case include NovaStar Mortgage Funding Corporation and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies.   The case was removed to the United States District Court for the Southern District of New York, and plaintiff has filed a motion to remand the case to state court.  Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. Pursuant to a stipulation, the Company has not yet filed its initial responsive pleading, and discovery is not yet underway.   The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee".   Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock.  Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock.  On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009.  On April 6, 2009 the Court granted the plaintiff’s motion for class certification.  The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On October 21, 2008, EHD Holdings, LLC, the purported owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri. The action seeks the immediate possession of the office space, unpaid rent though October 20, 2008 of approximately $1.1 million, plus any accruing rent thereafter, plus attorney fees.

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

Note 8. Comprehensive Income

Other comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is the detail of comprehensive income for the nine and three months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(622,625)	$(602,235)	$(142,771)	$(595,371)
Other comprehensive income (loss):
Change in unrealized loss on mortgage securities – available-for-sale	(21,443)	(108,376)	(879)	(48,738)
Change in unrealized gain on derivative instruments used in cash flow hedges	(1,059)	231	88	(479)
Impairment on mortgage securities - available-for-sale reclassified to earnings	22,897	72,209	1,669	46,216
Valuation allowance for deferred taxes	-	1,855	-	(4,705)
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	1,988	(740)	633	(401)
Other comprehensive income (loss)	2,383	(34,821)	1,511	(8,107)
Total comprehensive loss	$(620,242)	$(637,056)	$(141,260)	$(603,478)

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

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities -trading	$14,981	$-	$-	$14,981
Mortgage securities – available-for-sale	6,912	-	-	6,912
Derivative instruments	509	-	-	509
Total assets	$22,402	$-	$-	$22,402

Liabilities:
Asset-backed bonds secured by mortgage securities	$11,114	$-	$-	$11,114
Total liabilities	$11,114	$-	$-	$11,114

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities-trading:
Securities transferred from Level 2 to Level 3	414,080	(395,359)	18,721
Accretion of income	11,259	-	11,259
Proceeds from paydowns of securities	(34,859)	-	(34,859)
Mark-to-market value adjustment	-	(4,881)	(4,881)
Net increase (decrease) to mortgage securities	390,480	(400,240)	(9,760)
As of September 30, 2008	$431,755	$(416,774)	$14,981

	Cost Basis	Unrealized Gain (Loss)	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$-	$-	$-
Increases (decreases) to mortgage securities-trading:
New securities retained in securitizations	56,387	226	56,613
Accretion of income	3,102	-	3,102
Proceeds from paydowns of securities	(11,836)	-	(11,836)
Mark-to-market value adjustment	-	(6,132)	(6,132)
Net increase (decrease) to mortgage securities	47,653	(5,906)	41,747
As of September 30, 2007	$47,653	$(5,906)	$41,747

The following table provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities:
Accretion of income (A)	5,976	-	5,976
Proceeds from paydowns of securities (A) (B)	(10,992)	-	(10,992)
Impairment on mortgage securities - available-for-sale	(22,897)	-	(22,897)
Mark-to-market value adjustment	-	1,454	1,454
Net (decrease) increase to mortgage securities	(27,913)	1,454	(26,459)
As of September 30, 2008	$5,389	$1,523	$6,912

(A)	Cash received on mortgage securities with no cost basis was $2.0 million for the nine months ended September 30, 2008.
(B)
For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of September 30, 2008, the Company had no receivable due from securitization trusts.   As of December 31, 2007 the Company had receivables from securitization trusts of $12.5 million related to mortgage securities available-for-sale with a remaining cost basis.

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	44,133	-	44,133
Proceeds from paydowns of securities (A) (B)	(152,102)	-	(152,102)
Impairment on mortgage securities - available-for-sale	(72,209)	72,209	-
Mark-to-market value adjustment	-	(108,376)	(108,376)
Net decrease to mortgage securities	(227,992)	(35,036)	(263,028)
As of September 30, 2007	$82,768	$3,516	$86,284

(A)	Cash received on mortgage securities with no cost basis was $3.4 million for the nine months ended September 30, 2007.
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

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of September 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$53,763	-	-	$53,763

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

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2008 and 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments For the Nine months ended September 30		Fair Value Adjustments For the Three Months Ended September 30
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2008	2007	2008	2007	Statement of Operations Line Item Impacted
Mortgage securities - trading	Recurring	$(78,607)	$(237,919)	$(3,741)	$(148,179)	Fair value adjustments
Mortgage securities – available-for-sale	Recurring	(22,897)	(72,209)	(1,668)	(46,216)	Impairment on mortgage securities – available-for-sale
Asset-backed bonds secured by mortgage securities	Recurring	58,338	179,695	6,141	116,187	Fair value adjustments
Derivative instruments, net	Recurring	2,343	(5,775)	4,793	(10,778)	Losses on derivative instruments
Total fair value losses		$(40,823)	$(136,208)	$5,525	$(88,986)

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. Prior to September 30, 2008, the Company estimated fair value for its subordinated securities solely from quoted market prices. As of September 30, 2008, the Company estimated fair value for its subordinated securities based on quoted market prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds. The Company determined this change in valuation method caused a change from Level 2 to Level 3 due to the unobservable inputs used by the Company in determining the expected future cash flows. The Company determined its valuation methodology for residual securities would also qualify as Level 3.

In addition, upon the closing of its NMFT Series 2007-2 securitization, the Company classified the residual security it retained as trading. Management estimates the fair value of its residual securities by discounting the expected future cash flows of the collateral and bonds. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3. See “Mortgage securities – available-for-sale" for further discussion of the Company’s valuation policies relating to residual securities.

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retained in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of September 30, 2008. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company used two methodologies for determining the initial value of its residual securities: 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retained in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally used the whole loan price methodology when significant open market sales pricing data was available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale was estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjusted the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained was derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

An implied yield (discount rate) was derived by taking the projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates and then solving for the discount rate required to present value the cash flows back to the initial value derived above. The Company then ascertained whether the resulting discount rate was commensurate with current market conditions. Additionally, the initial discount rate serves as the initial accretable yield used to recognize income on the securities.

When significant open market pricing information was not readily available to the Company, it used the discount rate methodology. Under this method, the Company first analyzes market discount rates for similar assets. After establishing the market discount rate, the projected cash flows were discounted back to ascertain the initial value of the residual securities. The Company then ascertained whether the resulting initial value was commensurate with current market conditions.

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

Derivative instruments. The fair value of interest rate agreements are estimated by discounting the projected future cash flows using appropriate market rates.

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

On January 1, 2007, the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the condensed consolidated balance sheets. The Company recognized fair value adjustments of $58.3 million and $6.1 million for the nine and three months ended September 30, 2008, respectively, and $179.7 million and $116.2 million for the same periods in 2007. These adjustments are included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. Prior to September 30, 2008, the Company estimated fair value for its subordinated securities underlying the asset-backed bonds solely from quoted market prices. As of September 30, 2008, the Company estimated fair value for its underlying subordinated securities based on quoted market prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds. The Company determined this change in valuation method of the underlying securities caused a change from Level 2 to Level 3 for the asset-backed bonds due to the unobservable inputs used by the Company in determining the expected future cash flows. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the impact of electing the fair value option for the nine months ended September 30, 2008 (dollars in thousands):

Description	Unpaid Principal Balance as of September 30, 2008	Gain Recognized	Balance at Fair Value
Asset-backed bonds secured by mortgage securities	$325,641	$58,337	$11,114

Substantially all of the $58.3 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the first three quarters of 2008.

Note 10. Interest Income

The following table presents the components of interest income for the nine and three months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Interest Income:
Mortgage securities	$33,319	$83,866	$6,561	$23,517
Mortgage loans held-in-portfolio	148,829	191,191	45,517	67,451
Other interest income (A)	1,129	4,680	191	1,013
Total interest income	$183,277	$279,737	$52,269	$91,981

(A)
Other interest income includes interest from corporate operating cash. During the nine and three months ended September 30, 2007 other interest income also included interest earned on funds the Company held as custodian and the Company’s warehouse notes receivable.

Note 11. Interest Expense

The following table presents the components of interest expense for the nine and three months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Interest Expense:
Short-term borrowings secured by mortgage securities	$434	$22,220	$-	$9,774
Asset-backed bonds secured by mortgage loans	75,445	141,086	20,516	49,780
Asset-backed bonds secured by mortgage securities	10,699	12,868	4,093	5,001
Junior subordinated debentures	4,579	6,115	1,265	2,058
Total interest expense	$91,157	$182,289	$25,874	$66,613

Note 12. Discontinued Operations

During 2007, the Company undertook workforce reductions pursuant to plans of termination (“Exit Plans”) to align its organization and costs with its decision to discontinue its mortgage lending and mortgage servicing activities. The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease. The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented. In accordance with SFAS 144, the Company has reclassified the operating results of its mortgage lending segment and loan servicing operations segment as discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2007.

The major classes of assets and liabilities reported as discontinued operations as of September 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007(A)
Assets
Mortgage loans - held-for-sale	$1,297	$5,253
Real estate owned	446	2,574
Other assets	-	428
Total assets	$1,743	$8,255

Liabilities
Short-term borrowings secured by mortgage loans	$-	$19
Accounts payable and other liabilities (A)	3,677	59,397
Total liabilities	$3,677	$59,416

(A)
The accounts payable and other liabilities line includes a $45.2 million liability as of December 31, 2007 recorded in connection with the judgment rendered against NHMI in the California Action by AIM, the settlement of which became final as of September 11, 2008.

The operating results of all discontinued operations for the nine and three months ended September 30, 2008 and 2007 are summarized as follows (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Interest income	$964	$92,757	$143	$18,996
Interest expense	(13)	71,102	2	26,015
Net interest income	977	21,655	141	(7,019)

Other operating expense:
Gains (losses) on sales of mortgage assets	573	(15,679)	163	(3,497)
Gains (losses) on derivative instruments	-	(4,261)	-	(3,479)
Valuation adjustment on mortgage loans – held-for-sale	(3,733)	(98,935)	(460)	(74,375)
Fee income	903	17,901	1	6,739
Premiums for mortgage loan insurance	-	(2,668)	-	(12)
Other income	241	(6,267)	-	(7,890)
Total other operating expense	(2,016)	(109,909)	(296)	(82,514)

General and administrative expenses (A)	(37,097)	164,609	(43,560)	84,624
Gain (loss) from discontinued operations before income tax expense	36,058	(252,863)	43,405	(174,157)
Income tax expense	13,587	-	13,587	-
Gain (loss) from discontinued operations	$22,471	$(252,863)	$29,818	$(174,157)

(A)
The general and administrative expenses line includes the reversal of a $45.2 million liability during the nine and three months ended September 30, 2008 which was recorded in connection with the judgment rendered against NHMI in the California Action by AIM, the settlement of which became final as of September 11, 2008.

Mortgage Loans – Held-for-Sale

Mortgage loans – held-for-sale, relating to discontinued operations, all of which are secured by residential properties, consisted of the following as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Mortgage loans – held-for-sale:
Outstanding principal	$16,353	$17,545
Allowance for the lower of cost or fair value	(15,056)	(12,292)
Mortgage loans – held-for-sale	$1,297	$5,253
Weighted average coupon	10.18%	10.23%

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale, relating to discontinued operations, is as follows for the nine and three months ended September 30, 2008 and 2007, respectively (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$12,292	$5,006	$14,495	$23,718
Valuation adjustment on mortgage loans held-for-sale	3,733	98,935	460	74,375
Transfer from the reserve for loan repurchases	-	23,206	-	877
Transfer to cost basis of mortgage loans – held-in-portfolio	-	(14,843)	-	-
Reduction due to loans securitized or sold to third parties	-	(3,323)	-	(64)
Transfers to real estate owned	567	(15,859)	(2)	(5,784)
Charge-offs, net of recoveries	(1,536)	-	103	-
Balance, end of period	$15,056	$93,122	$15,056	$93,122

Commitments and Contingencies

See Note 7 regarding contingencies arising from discontinued operations.

In the ordinary course of the Company’s mortgage lending business, the Company sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. The Company maintained a $1.1 million reserve related to these guarantees as of September 30, 2008 compared to a $2.2 million reserve as of December 31, 2007.

Prior to 2008, in the ordinary course of the Company’s mortgage lending business, the Company sold loans to securitization trusts and guaranteed losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of September 30, 2008 and December 31, 2007, the Company had loans sold with recourse with an outstanding principal balance of $8.5 billion and $10.1 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

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

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to discontinued operations which are measured at fair value on a nonrecurring basis as of September 30, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$1,297	$-	$-	$1,297
Real estate owned	446	-	-	446
Total	$1,743	$-	$-	$1,743

The Company’s mortgage loans held-for-sale have a fair value lower than their cost basis by $15.1 million. Therefore, all mortgage loans held-for-sale have been written down to fair value. The Company recorded a valuation adjustment of $3.7 million and $0.5 million on mortgage loans – held-for-sale for the nine and three months ended September 30, 2008, as compared to $98.9 million and $74.4 million for the same periods in 2007. At the time a mortgage loan held-for-sale becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value.  Upon foreclosure and through liquidation, the Company evaluates the property's fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value.  For mortgage loans held-for-sale, valuation adjustments for discontinued operations are recorded in the “Loss from discontinued operations, net of income tax” line item of the Company's condensed consolidated statements of operations.

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2008 and 2007 from the Company’s assets and liabilities related to discontinued operations which are measured at fair value on a recurring and nonrecurring basis as of September 30, 2008 (dollars in thousands):

		Fair Value Adjustments For the Nine months ended September 30		Fair Value Adjustments For the Three Months Ended September 30
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2008	2007	2008	2007	Statement of Discontinued Operations Line Item Impacted
Mortgage loans – held-for-sale	Nonrecurring	$(3,733)	$(98,935)	$(460)	$(74,375)	Valuation adjustment on mortgage loans – held-for-sale
Real estate owned	Nonrecurring	(62)	(8,133)	103	(3,290)	Gains (losses) on sales of mortgage assets
Total fair value losses		$(3,795)	$(107,068)	$(357)	$(77,665)

Valuation Methods

Mortgage loans - held-for-sale and real estate owned. Both mortgage loans - held-for-sale and real estate owned are carried at the lower of cost or fair value. As of September 30, 2008, the Company estimated the fair value of its mortgage loans – held-for-sale and real estate owned based on two categories. All loans and real estate owned that had mortgage insurance were marked down to a value which reflects the Company’s best estimate of net realizable value. All loans and real estate owned which did not have mortgage insurance were valued at zero due to their nonperforming characteristics.

Note 13. Income Taxes

Based on the evidence available as of September 30, 2008 and December 31, 2007, including the significant tax losses incurred by the Company in 2007 and the first three quarters of 2008, the ongoing disruption to the credit markets, the liquidity issues facing the Company and the termination of all of the Company’s mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on these conclusions, the Company recorded a valuation allowance against its entire net deferred tax assets as of September 30, 2008 and December 31, 2007.

Prior to September 30, 2008, the Company used its 2007 federal net operating loss carryback to offset its 2006 taxable income. Accordingly, the Company has recorded additional interest of $0.8 million for the nine months ended September 30, 2008 related to the balance due to the IRS, which is included in the accounts payable and other liabilities line item of the Company’s condensed consolidated balance sheet. The Company also offset the 2006 tax liability with the receivable recorded for the 2007 federal net operating loss carried back against its 2006 taxable income.

The Company recognizes tax benefits in accordance with the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”, (“FIN 48”).  FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  As of September 30, 2008 and December 31, 2007, the total gross amount of unrecognized tax benefits was $1.0 million and $6.3 million, respectively. With respect to an uncertain tax position, the Company requested the IRS to issue a closing agreement or determination letter for 2006 and 2007. The IRS has verbally provided guidance to the Company and the Company has filed tax returns consistent with that guidance. The uncertain tax position balance has been adjusted to reflect these filings.

Note 14. Segment Reporting

The Company reviews, manages and operates its business in one segment: mortgage portfolio management. Mortgage portfolio management operating results come from the income generated on the mortgage assets the Company manages less associated costs. As discussed in Note 12, the Company discontinued its mortgage lending and loan servicing segments during 2007 and had discontinued its branch operations in 2006. The mortgage portfolio management segment’s operating results for the nine and three months ended September 30, 2008 and 2007 are the same as the Company’s condensed consolidated statements of operations.

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2008 and 2007 are as follows (in thousands, except share and per share amounts):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(645,096)	$(349,372)	$(172,589)	$(421,214)
Dividends on preferred shares	(11,536)	(5,960)	(4,879)	(2,634)
Loss from continuing operations available to common shareholders	(656,632)	(355,332)	(177,468)	(423,848)
Income (loss) from discontinued operations, net of income tax	22,471	(252,863)	29,818	(174,157)
Loss available to common shareholders	$(634,161)	$(608,195)	$(147,650)	$(598,005)

Denominator:
Weighted average common shares outstanding – basic	9,337,517	9,331,206	9,337,695	9,336,175

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,337,517	9,331,206	9,337,695	9,336,175
Stock options	-	-	-	-
Restricted stock	-	-	-	-
Weighted average common shares outstanding – dilutive	9,337,517	9,331,206	9,337,695	9,336,175

Basic earnings per share:
Loss from continuing operations	$(69.09)	$(37.44)	$(18.48)	$(45.12)
Dividends on preferred shares	(1.24)	(0.64)	(0.52)	(0.28)
Loss from continuing operations available to common shareholders	(70.33)	(38.08)	(19.00)	(45.40)
Income (loss) from discontinued operations, net of income tax	2.41	(27.10)	3.19	(18.65)
Net loss available to common shareholders	$(67.92)	$(65.18)	$(15.81)	$(64.05)

Diluted earnings per share:
Loss from continuing operations	$(69.09)	$(37.44)	$(18.48)	$(45.12)
Dividends on preferred shares	(1.24)	(0.64)	(0.52)	(0.28)
Loss from continuing operations available to common shareholders	(70.33)	(38.08)	(19.00)	(45.40)
Income (loss) from discontinued operations, net of income tax	2.41	(27.10)	3.19	(18.65)
Net loss available to common shareholders	$(67.92)	$(65.18)	$(15.81)	$(64.05)

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Number of stock options	185	369	185	454
Weighted average exercise price	$53.26	$36.79	$53.26	$32.08

Note 16. Subsequent Events

On February 18, 2009, the Company, NMI, the Trusts and the trust preferred security holders entered into agreements to settle the claims of the trust preferred security holders arising from NMI’s failure to make the scheduled quarterly interest payments on the Notes. As part of the settlement, the existing preferred obligations would be exchanged for new preferred obligations. The settlement and exchange were contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy. On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding. On April 27, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete the Exchange. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million. In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum.

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

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, cash flows and cash needs, and future asset values, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional verbs such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to continue as a going concern; decreases in cash flows from our mortgage securities; our ability to reduce expenses; exercise of remedies with respect to existing defaults under, and our ability to restructure the agreements governing, our indebtedness and other contractual obligations; our ability to maintain an exemption from regulation under the Investment Company Act of 1940, our ability to identify and establish or invest in, and successfully manage and grow, operating businesses that may be outside of the businesses in which we historically have operated; impairments on our mortgage assets; decreases in prepayment rates or increases in default rates or losses on mortgage loans underlying our mortgage assets; loan repurchase requests; changes in assumptions regarding estimated loan losses and fair value amounts; the extent and timing of the return of cash posted as collateral on letters of credit; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future; residential property values; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview of Performance

The financial services sector continued to experience widespread market turmoil. In particular, the mortgage industry continued to experience extreme conditions. Significant disruptions continued in global capital markets. Housing valuations continued their steep decline. Home foreclosures and mortgage delinquencies are severely negatively impacting the performance and value of mortgage loans and securities today. The full impact of the events of 2007 and 2008 are not expected to be fully understood in the near term.

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

The following discussion outlines the major factors which drove our third quarter 2008 financial performance.

Credit Performance – With repayment risks no longer offset by rising home values and liquidity in the mortgage lending market, delinquencies in the industry continued to rise in 2008. These credit issues continue to negatively affect the income generated by, and values of, our portfolio of mortgage loans and securities. We recorded provisions for credit losses totaling $667.6 million for the nine months ended September 30, 2008, to account for the significant effect of the credit deterioration in our loan portfolio.

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

We recognized impairments of $22.9 million on our mortgage securities – available-for-sale for the nine months ended September 30, 2008 as a result of slower prepayment speeds and poor credit performance.

Liquidity – Our cash balances declined by approximately $6.6 million during the nine months ended September 30, 2008 primarily due to repayment of short-term secured borrowings, lease terminations, current income tax payments, litigation settlements, normal business operations and costs associated with discontinued operations. We no longer maintain any short-term borrowing arrangements. As a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

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

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net loss available to common shareholders	$(634,161)	$(608,195)	$(147,650)	$(598,005)
Net loss available to common shareholders, per diluted share	$(67.92)	$(65.18)	$(15.81)	$(64.05)

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.We had a net loss available to common shareholders of $634.2 million during the nine months ended September 30, 2008 as compared to a net loss available to common shareholders of $608.2 million for the same period in 2007.

We had a net loss from continuing operations of $645.1 million during the nine months ended September 30, 2008 as compared to a net loss from continuing operations of $349.4 million for the same period in 2007. The following factors contributed to the current year loss as compared to the prior period income:

•
We had an income tax benefit of $16.8 million for the nine months ended September 30, 2008 as compared to incurring an income tax expense of $59.2 million for the same period of 2007. The income tax expense in 2007 was driven by the formal plan approved by the Board of Directors to revoke our status as a real estate investment trust (“REIT”) as of January 1, 2008. This plan was subsequently superseded in the third quarter of 2007 by termination of our REIT status as of January 1, 2006.

•
An increase in our provision for credit losses for our mortgage loans held-in-portfolio to $667.6 million for the nine months ended September 30, 2008 from $192.3 million for the same period in 2007. This increase of $475.3 million was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•
A net loss due to fair value adjustments of $20.3 million related to our trading securities and the asset-backed bonds issued in our CDO transaction. The trading securities had a negative fair value adjustment of approximately $(78.6) million while the CDO asset-backed bonds had a positive fair value adjustment of $58.3 million. These adjustments were a result of significant credit deterioration of underlying loans collateralizing these securities.

We had net income from discontinued operations of $22.5 million during the nine months ended September 30, 2008 as compared to a loss of $252.9 million for the same period in 2007.  We had net income in 2008 primarily due to the reversal of the AIM litigation accrual.  The loss in 2007 was mainly due to the shutdown of our mortgage lending and loan servicing operations being substantially completed by the end of 2007.

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

We had a net loss available to common shareholders of $147.7 million during the three months ended September 30, 2008 as compared to a net loss available to common shareholders of $598.0 million for the same period in 2007.

We had a loss from continuing operations of $172.6 million during the three months ended September 30, 2008 as compared to a loss from continuing operations of $421.2 million for the same period in 2007.  The following items were also significant factors during the quarter:

•
We had an income tax benefit of $17.8 million for the three months ended September 30, 2008 as compared to incurring an income tax expense of $245.8 million for the same period of 2007. The tax expense in 2007 was driven by the formal plan approved by the Board of Directors to revoke status as a REIT as of January 1, 2008. This plan was subsequently superseded in the third quarter of 2007 by termination of our REIT status as of January 1, 2006 as a result of our inability to pay a dividend on our common stock with respect to our 2006 taxable income.

•
An increase in our provision for credit losses for our mortgage loans held-in-portfolio to $206.2 million for the three months ended September 30, 2008 from $99.2 million for the same period in 2007.  This increase of $107.0 million was primarily due to the continued credit deterioration in our mortgage loans held-in-portfolio.

•
We had net income from discontinued operations of $29.8 million during the three months ended September 30, 2008 as compared to incurring a loss of $174.2 million for the same period in 2007.  This change from 2007 to 2008 is primarily due to the shutdown of our mortgage lending and loan servicing operations which was substantially completed by the end of 2007.  The current quarter income was primarily driven by the reversal of the AIM litigation accrual offset in part by residual operating costs.

Industry Overview and Known Material Trends and Uncertainties

Future Strategy, Liquidity and Going Concern Considerations - We will continue to focus on minimizing losses and preserving liquidity and exploring operating company opportunities.  Our residual and subordinated mortgage securities are currently our only significant source of cash flows. Based on current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed, or prepayments are less than, the current assumptions.  In addition, we have significant operating expenses associated with office leases and other obligations relating to our discontinued operations.  We also have significant obligations with respect to junior subordinated notes relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II.  See “Liquidity and Capital Resources” for additional discussion regarding the recent defaults under the junior subordinated notes.

If, as the cash flows from our mortgage securities decrease, we are unable to recommence or acquire profitable operations, restructure our unsecured debt, capital structure and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws.

We have initiated efforts to restructure our indebtedness and certain contractual obligations and are assessing potential changes to elements of our capital structure, with the goal of negotiating and implementing changes to facilitate the achievement of long-term value.  There can be no assurance that any of these efforts will be successful.

Due to the fact that we have a negative net worth, we do not currently have significant ongoing business operations that are profitable and our common stock and Series C Preferred Stock have been delisted from the New York Stock Exchange, and due to the illiquidity in the capital markets it is unlikely that we will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future.  To the extent we require additional liquidity and cannot obtain it, we will be forced to file for bankruptcy.

As discussed in Note 1 to the condensed consolidated financial statements, we acquired a majority interest in an appraisal management company during the third quarter of 2008, and we intend to seek out other operating business opportunities. It is unlikely, however, that we will be able to directly recommence mortgage lending activities so long as we continue to have a shareholders’ deficit because certain state licensing requirements prohibit companies from lending when they have a shareholders’ deficit. Further, our ability to start or acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain debt financing or to issue equity securities as a result of our current financial condition, including a shareholders’ deficit, as well as other uncertainties and risks.

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

The factors described above continue to contribute to the decline in the market values of our securities. The market has also seen significant fluctuations in LIBOR rates since the end of 2007 as the credit crisis has severely disrupted international liquidity and capital markets and as various regulatory bodies have attempted to moderate the lending and liquidity marketplace. This volatility in interest rates and the severe deterioration in credit and prepayment performance of the collateral underlying the securities the Company owns has made it extremely difficult to predict, with any certainty, the cash flow from our securities portfolio.

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

Credit Deterioration - The residential mortgage market has encountered significant difficulties which have materially adversely affected our performance. Delinquencies and losses with respect to residential mortgage loans generally have increased and are likely to increase, particularly in the sub-prime sector. In addition, over the last year residential property values in most states have declined, in some areas severely, after extended periods during which those values appreciated. To the extent residential property values continue to decline, it is likely to result in additional increases in delinquencies and losses on residential mortgage loans, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, borrowers with option ARM mortgage loans with a negative amortization feature may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates when the loans reach their negative amortization cap. Compounding this issue, the current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the mortgage loan industry has adversely affected the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities will be further reduced, which will adversely affect our operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

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

An implied yield (discount rate) was derived by taking the projected cash flows generated using assumptions for prepayments, expected credit losses and interest rates and then solving for the discount rate required to present value the cash flows back to the initial value derived above. We then ascertained whether the resulting discount rate was commensurate with current market conditions. Additionally, the initial discount rate served as the initial accretable yield used to recognize income on the securities.

When significant open market pricing information was not readily available to us, we use the discount rate methodology. Under this method, we first analyzed market discount rates for similar assets. After establishing the market discount rate, the projected cash flows were discounted back to ascertain the initial value of the residual securities. We then ascertained whether the resulting initial value was commensurate with current market conditions.

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

When we had the ability to exert control over the transferred collateral in a securitization, the assets remained on our financial statements and a liability was recorded for the related asset-backed bonds. The servicing agreements that we executed for loans we securitized include a removal of accounts provision which gives the servicer the right, but not the obligation, to repurchase from the trust loans that are 90 days to 119 days delinquent. While we retained these servicing rights, we recorded the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. However, in November 2007 we sold all of our mortgage servicing rights, including the removal of accounts rights, to a third party, which resulted in the removal of the mortgage loans subject to the removal of accounts provision from our balance sheet. In addition, we retained a “clean up” call option that could be exercised when the aggregate principal balance of the mortgage loans declined to ten percent or less of the original aggregated mortgage loan principal balance. However, we subsequently sold these clean up call rights, in part, to the buyer of our mortgage servicing rights, and we do not expect to exercise any of the call rights that we retained.

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

The subordinated securities we retained in our securitization transactions have a stated principal amount and interest rate. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. Because the subordinated securities are rated lower than AA, they are considered low credit quality and we account for the securities based on guidance set forth from Emerging Issuance Task Force 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) using the effective yield method. The fair value of the subordinated securities is based on quoted third-party market prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds.

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

Derivative Instruments and Hedging Activities. Our strategy for using derivative instruments was to mitigate the risk of increased costs on our variable rate liabilities during a period of rising rates (i.e. interest rate risk), subject to cost and liquidity constraints. Our primary goals for managing interest rate risk were to maintain the net interest margin spread between our assets and liabilities and diminish the effect of changes in general interest rate levels on our market value. Generally the interest rate swap and interest rate cap agreements we used had an active secondary market, and none were obtained for a speculative nature. These interest rate agreements were intended to provide income and cash flows to offset potential reduced net interest income and cash flows under certain interest rate environments. The determination of effectiveness was the primary assumption and estimate used in hedging. At trade date, these instruments and their hedging relationship are identified, designated and documented.

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

Derivative instruments that met the hedge accounting criteria of SFAS 133 were considered cash flow hedges. We also had derivative instruments that do not meet the requirements for hedge accounting. However, these derivative instruments contributed to our overall risk management strategy by serving to reduce interest rate risk on long-term borrowings collateralized by our loans held-in-portfolio.

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

Deferred Tax Asset, net. We recorded deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. A deferred tax liability was recognized for all future taxable temporary differences, while a deferred tax asset was recognized for all future deductible temporary differences, operating loss carryforwards and tax credit carryforwards. In accordance with Statement of Financial Accounting Standards 109, “Accounting for income taxes”, (“SFAS 109”), we recorded deferred tax assets and liabilities using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that adoption of FSP SFAS 142-3 will have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to the PCAOB’s Interim Auditing Standards (AU) section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is in the process of evaluating the potential effect of adoption of SFAS 162.

On September 15, 2008, the FASB issued two exposure drafts proposing amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  Currently, the transfers of the Company’s mortgage loans in securitization transactions qualify for sale accounting treatment.  The trusts used in the Company’s securitizations are not consolidated for financial reporting purposed because the trusts are qualifying special purpose entities (“QSPE”).  Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on the balance sheet under GAAP.  Under the proposed amendments, the concept of a QSPE would be eliminated and would modify the consolidation conclusions.  As proposed, these amendments would be effective for the Company at the beginning of 2010.  The proposed amendments, if adopted, could require the Company to consolidate the assets and liabilities of the Company’s securitization trusts.  This could have a significant effect on our financial condition as affected off-balance sheet loans and related liabilities would be recorded on the balance sheet.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have a material impact on the Company’s determination of fair value for its financial assets.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities (“VIEs”). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the Company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the Company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the Company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the Company’s involvement with the VIE and (iv) the impact on financial results related to the Company’s involvement with the VIE. Certain disclosures are also required where the Company is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. Since the FSP only requires certain additional disclosures, the Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS No. 115. FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company does not expect the adoption of FSP EITF 99-20-1 will have a material impact on its condensed consolidated financial statements.

Results of Operations – Consolidated Earnings Comparisons

Nine months ended September 30, 2008 as Compared to the Nine months ended September 30, 2007

See the “Executive Overview of Performance” for discussion of the results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Three months ended September 30, 2008 as Compared to the Three months ended September 30, 2007

See the “Executive Overview of Performance” for discussion of the results of operations For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Net Interest (Expense) Income

We earn interest income primarily on our mortgage assets which include mortgage securities available-for-sale, mortgage securities trading and mortgage loans held-in-portfolio. In addition we earn interest income on available cash we hold for general operating needs. Interest expense consists primarily of interest paid on borrowings secured by mortgage assets, which includes asset backed bonds and, to a lesser extent, warehouse repurchase agreements.  Going forward, we anticipate that our interest income and expenses will be significantly lower as we have removed all mortgage loans held-in-portfolio and asset backed bonds secured by mortgage loans from our balance sheet as described in Note 3 to our condensed consolidated financial statements and have repaid all indebtedness due under our warehouse repurchase agreements.

The following table provides the components of net interest income for the nine and three months ended September 30, 2008 and 2007.

Table 2— Net Interest (Expense) Income
(dollars in thousands)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest income:
Mortgage securities	$33,319	$83,866	$6,561	$23,517
Mortgage loans held-in-portfolio	148,829	191,191	45,517	67,451
Other interest income	1,129	4,680	191	1,013
Total interest income	183,277	279,737	52,269	91,981

Interest expense:
Short-term borrowings secured by mortgage securities	434	22,220	-	9,774
Asset-backed bonds secured by mortgage loans	75,445	141,086	20,516	49,780
Asset-backed bonds secured by mortgage securities	10,699	12,868	4,093	5,001
Junior subordinated debentures	4,579	6,115	1,265	2,058
Total interest expense	91,157	182,289	25,874	66,613
Net interest income before provision for credit losses	92,120	97,448	26,395	25,368
Provision for credit losses	667,638	192,326	206,202	99,159
Net interest (expense) income	$(575,518)	$(94,878)	$(179,807)	$(73,791)

Our net interest expense after provision for credit losses was $(575.5) million and $(179.8) million for the nine and three months ended September 30, 2008 as compared to $(94.9) and $(73.8) million for the same periods in 2007.  The main driver behind this significant decline for the nine months ended September 30, 2008 compared to the same period in 2007 was an increase in the provision for credit losses as a result of the continued credit deterioration of our mortgage loans – held-in-portfolio and an increase in the anticipated severity of the credit losses.

The following tables summarize the expected credit loss assumption for our mortgage loans – held-in-portfolio as of September 30, 2008 and December 31, 2007 both currently and at the time of securitization.  The credit loss assumptions are derived from our internally developed credit models which are also used in the valuation of our residual securities.  Table 3 demonstrates the significant increase in our expected credit loss assumption, as well as, the increase in the respective allowance for credit losses balance for each securitization from December 31, 2007 to September 30, 2008. These increases were driven by the significant increase in over 60-day delinquencies as discussed above and shown in Table 7. The increase in expected credit losses was also driven by a change in our home price appreciation (“HPA”) assumptions.   Prior to December 31, 2007, we consistently used an HPA assumption of 3.5% which was our best estimate as to long-term HPA.  As the housing market continued to severely decline in 2007, we revised our assumption at December 31, 2007 to -5.0% for year 1 and zero thereafter.  At March 31, 2008, as new data was received and analyzed and as facts and circumstances in the housing market continued to change, we revised our HPA assumption to -10.0% for year 1, -5.0% for year 2 and +3.5% thereafter.  These assumptions remained the same at September 30, 2008.

Table 3 — Expected Credit Loss Assumptions for our Mortgage Loans – Held-in-Portfolio
(dollars in thousands)

As of September 30, 2008:

Securitization Trust	Original Principal Balance	Current Principal Balance	Allowance for Credit Losses	Remaining Expected Credit Losses(A)	Original Expected Credit Losses
2006-1	$1,350,000	$557,255	$134,216	12.1%	2.9%
2006-MTA1	1,199,013	692,477	165,498	16.4	1.7
2007-1	1,888,756	1,403,431	492,193	27.7	6.2

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

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio was as follows for the nine and three months ended September 30, 2008 and 2007 (dollars in thousands):

Table 4 — Allowance for Credit Losses on Mortgage Loans – Held-in-Portfolio
(dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$230,138	$22,452	$616,690	$100,096
Provision for credit losses	667,638	192,326	206,202	99,159
Charge-offs, net of recoveries	(105,870)	(39,570)	(30,986)	(24,047)
Balance, end of period	$791,906	$175,208	$791,906	$175,208

Based on generally accepted accounting principles we must maintain an allowance for credit losses for our mortgage loans held-in-portfolio at a level that estimates the probable losses inherent in the loan portfolio.  Because these loans have been legally sold into securitization trusts in securitizations treated as financings, the credit loss reduces the amount of our equity in the related trust, which is generally the difference between the cost basis of the trust’s assets (adjusted for credit loss allowances) and the trust’s liabilities arising from third-party investor bond financing.  Although recourse on the bond financing is limited to the assets of the trust, our equity in the trust under generally accepted accounting principles will be reflected as a negative amount when, as a result of the charge to earnings through our provision for credit losses, the trust’s liabilities exceed the trust’s assets under generally accepted accounting principles.  The following table presents the assets and liabilities of our securitization trusts accounted for as financing transactions as of September 30, 2008 and December 31, 2007, with “net assets (deficiency)” being a reasonable indication of what the equity position of each trust was as of the end of the period presented.

Table 5 — Condensed Balance Sheet of Securitizations Accounted for as Financing Transactions
(dollars in thousands)

As of September 30, 2008:

	NHES	NHES	NHES
	2006-MTA1	2006-1	2007-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$692,477	$557,255	$1,403,431	$2,653,163
Net unamortized deferred origination costs	15,876	3,867	-	19,743
Allowance for credit losses	(165,498)	(134,216)	(492,192)	(791,906)
Mortgage loans – held-in-portfolio	542,855	426,906	911,239	1,881,000
Accrued interest receivable	10,099	20,460	41,664	72,223
Real estate owned	9,035	17,477	27,251	53,763
Total assets	$561,989	$464,843	$980,154	$2,006,986

Liabilities:
Asset-backed bonds secured by mortgage loans	$692,404	$569,158	$1,411,692	$2,673,254
Other liabilities	12,727	28,712	64,122	105,561
Total liabilities	705,131	597,870	1,475,814	2,778,815
Net deficiency	(143,142)	(133,027)	(495,660)	(771,829)
Total liabilities and net deficiency	$561,989	$464,843	$980,154	$2,006,986

As of December 31, 2007:

	NHES	NHES	NHES
	2006-MTA1	2006-1	2007-1	Totals
Assets:
Mortgage loans – held-in-portfolio
Outstanding principal	$753,787	$694,101	$1,619,849	$3,067,737
Net unamortized deferred origination costs	27,177	5,237	-	32,414
Allowance for credit losses	(27,312)	(40,031)	(162,795)	(230,138)
Mortgage loans – held-in-portfolio	753,652	659,307	1,457,054	2,870,013
Accrued interest receivable	14,091	14,238	33,375	61,704
Real estate owned	4,851	32,126	39,637	76,614
Total assets	$772,594	$705,671	$1,530,066	$3,008,331

Liabilities:
Asset-backed bonds secured by mortgage loans	$748,182	$714,476	$1,603,088	$3,065,746
Other liabilities	5,751	19,927	45,087	70,765
Total liabilities	753,933	734,403	1,648,175	3,136,511
Net assets (deficiency)	18,661	(28,732)	(118,109)	(128,180)
Total liabilities and net assets (deficiency)	$772,594	$705,671	$1,530,066	$3,008,331

Losses on Derivative Instruments. The derivative instruments on our balance sheet as of December 31, 2007 included interest rate swap and interest rate cap agreements which have been transferred into our securitization trusts structured as financings.

We also entered into three credit default swaps (“CDS”) during 2007 as part of our CDO transaction.  The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB.  At September 30, 2008 and December 31, 2007 the fair value was $0.5 million and $2.5 million, respectively, and we recorded losses related to fair value adjustments of $2.0 million and $0.4 million for the nine and three months ended September 30, 2008.   The CDS are included in the “Other assets” line item of the condensed consolidated balance sheets.

As a result of declining interest rates in the first quarter, modestly increasing interest rates in the second and third quarters, and declining values of the CDS, the (losses) gains on derivative instruments from continuing operations were $(9.5) million and $1.1 million for the nine and three months ended September 30, 2008 as compared to $2.9 million and $9.4 million for the same periods of 2007.

Gains on Debt Extinguishment. We recorded gains on debt extinguishment for the nine months ended September 30, 2008 of $6.4 million.  There were no gains recorded for the three months ended September 30, 2008 or the same periods of 2007.  On May 29, 2008, we purchased trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million for $0.6 million.  As a result, $6.9 million of principal and accrued interest of $0.2 million of the Notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs related to these Notes were removed from the balance sheet resulting in a gain of $6.4 million.

Fair Value Adjustments.  We recorded net (losses) gains due to fair value adjustments of $(20.3) million and $2.4 million related to our trading securities and the asset-backed bonds issued in our CDO transaction for the nine and three months ended September 30, 2008 compared to losses of $(58.2) and $(32.0) million for the same periods of 2007.  The trading securities had fair value losses of approximately $78.6 million and $3.7 million for the nine and three months ended September 30, 2008 compared to $237.9 million and $148.2 million for the same periods in 2007.  The CDO asset-backed bonds had fair value gains of $58.3 million and $6.1 million for the nine and three months ended September 30, 2008 compared to $179.7 million and $116.2 million for the same periods in 2007.  These adjustments were a result of poor credit performance of the underlying mortgage loans.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.  During the nine and three months ended September 30, 2008 we recorded impairment losses of $22.9 million and $1.7 million, respectively as compared to a $72.2 million and $46.2 million impairment losses for the same periods of 2007.  The impairments during the nine and three months ended September 30, 2008 were driven by slower prepayment speeds resulting in a decline in our prepayment penalty cash flows.  During the nine and three months ended September 30, 2007 impairments were mainly driven by increasing credit losses.

Premiums for Mortgage Loans Insurance. We obtained mortgage loan insurance for mortgage loans related to mortgage loans held-in-portfolio in order to mitigate the risk of loss due to foreclosures on these loans.  Mortgage loan insurance significantly reduces the risk of credit losses born by the owner of the loans.  We recorded expense related to premiums for mortgage loan insurance of $12.1 million and $3.8 million the nine and three months ended September 30, 2008, respectively as compared to $12.1 million and $4.5 million for the same periods in 2007.

Servicing Fee Expense. We recorded servicing fee expense of $10.4 million and $3.3 million for the nine and three months ended September 30, 2008, respectively.  There was no servicing fee expense for the same periods of 2007.  Servicing fee expense consists of expenses paid for our mortgage loans – held-in-portfolio serviced by a third party.  These amounts are determined as a percentage of the principal collected for the loans serviced and are recognized in the period in which payments on the loans are received by the servicer.  As previously disclosed during 2007, we sold our mortgage servicing rights which subsequently resulted in the abandonment of our servicing operations, prior to this we did not incur any servicing fee expenses as we serviced our own loans.

Appraisal Fee Income, Appraisal Fee Expense, and Other Appraisal Management Expenses. We recorded appraisal fee income of $1.5 million, appraisal fee expense of $1.2 million, and other appraisal management expenses of $0.5 million for the nine and three months ended September 30, 2008.  These income statement items relate to the operations of our StreetLinks subsidiary, as discussed in Note 1 to the condensed consolidated financial statements.  Appraisal fee income consists of fees received for home appraisals completed by third-party appraisers.  Appraisal fee expense consists of amounts paid to the third-party appraisers for the completion of the appraisals.  Other appraisal management expenses are the general and administrative expenses for StreetLinks.

General and Administrative Expenses.  The main categories of our general and administrative expenses are: compensation and benefits, office administration, professional and outside services and marketing and other expense. Compensation and benefits includes employee base salaries, benefit costs and incentive compensation awards. Office administration includes items such as rent, depreciation, telephone, office supplies, postage, delivery, maintenance and repairs. Professional and outside services include fees for legal, accounting and other consulting services. Marketing and other expense primarily includes miscellaneous banking fees, travel and entertainment expenses. General and administrative expenses were $17.9 million and $5.6 million for the nine and three months ended September 30, 2008, as compared to $49.7 million and $9.6 million for the same periods in 2007.  Generally, the decrease in all of the general and administrative expense categories was the result of the shutdown of our mortgage lending and loan servicing segments in 2007.

Income Taxes

Based on the evidence available as of September 30, 2008 and December 31, 2007, including the significant tax losses incurred by us in 2007 and the first three quarters of 2008, the ongoing disruption to the credit markets, the liquidity issues facing us and the termination of all of our mortgage lending and loan servicing operations, we believe that it is more likely than not that we will not realize our deferred tax assets.  Based on these conclusions, we recorded a valuation allowance against our entire net deferred tax assets as of September 30, 2008 and December 31, 2007.

Prior to September 30, 2008, we used our 2007 federal net operating loss carryback to offset our 2006 taxable income.  Accordingly, we recorded additional interest of $0.8 million for the nine months ended September 30, 2008 related to the balance due to the IRS, which is included in the “Accounts payable and other liabilities” line item of our condensed consolidated balance sheets.  We also offset the 2006 tax liability with the receivable recorded for the 2007 federal net operating loss carried back against our 2006 taxable income.

We had an income tax benefit of $16.8 million and $17.8 million for the nine and three months ended September 30, 2008 as compared to incurring an income tax expense of $59.2 million and $245.8 million for the same periods of 2007. The tax expense in 2007 was driven by the formal plan approved by the Board of Directors to revoke status as a REIT as of January 1, 2008. This plan was subsequently superseded in the third quarter of 2007 by termination of our REIT status as of January 1, 2006 as a result of our inability to pay a dividend on our common stock with respect to our 2006 taxable income.

Discontinued Operations

September 30, 2008 as Compared to September 30, 2007

See the “Executive Overview of Performance” for discussion of the results of operations for the nine and three months ended September 30, 2008 as compared to the nine and three months ended September 30, 2007.

Financial Condition

Mortgage Loans - Held-in-Portfolio.

The following table summarizes the activity of our mortgage loans classified as held-in-portfolio for the nine months ended September 30, 2008.

Table 6 — Rollforward of Mortgage Loans - Held-in-Portfolio
(dollars in thousands)

Beginning principal balance	$3,067,737
Borrower repayments	(254,793)
Capitalization of interest	17,957
Transfers to real estate owned	(177,738)
Ending principal balance	2,653,163
Net unamortized deferred origination costs	19,743
Amortized cost	2,672,906
Allowance for credit losses	(791,906)
Mortgage loans held-in-portfolio	$1,881,000

The following table provides delinquency information for our loans classified as held-in-portfolio as of September 30, 2008 and December 31, 2007.

Table 7 — Mortgage Loans – Held-in-Portfolio Delinquencies
(dollars in thousands)

	As of September 30, 2008		As of December 31, 2007
	Current Principal	Percent of Total	Current Principal	Percent of Total
Current	$1,555,160	59%	$2,484,386	81%
30-59 days delinquent	119,175	4	158,366	5
60-89 days delinquent	99.932	4	98,039	3
90 + days delinquent	503,565	19	150,811	5
In process of foreclosure	375,331	14	176,135	6
Total principal	$2,653,163	100%	$3,067,737	100%

Mortgage Securities Available-for-Sale and Trading (Residual Securities).

The following tables summarize our mortgage securities – available-for-sale portfolio and the residual securities in our trading portfolio and the current assumptions as of September 30, 2008 and December 31, 2007.

Table 8 — Valuation and Assumptions for Individual Mortgage Securities – Available-for-Sale and Trading (Residual Securities) (dollars in thousands):

As of September 30, 2008

				Current Valuation Assumptions
Securitization Trust	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
Mortgage Securities – Available-for-Sale:
2002-3	$1,241	$395	$1,636	25%	13%	0.7%
2003-1	1,568	266	1,834	25	11	2.0
2003-2	1,015	553	1,568	25	10	1.7
2003-3	250	172	422	25	9	2.4
2003-4	-	11	11	25	11	2.7
2004-1	4	23	27	25	14	3.1
2004-2	8	24	32	25	13	3.2
2004-3	-	79	79	25	14	4.1
2004-4	11	-	11	25	15	3.8
2005-1	-	-	-	25	17	5.3
2005-2	-	-	-	25	15	6.3
2005-3	5	-	5	25	16	8.1
2005-4	73	-	73	25	17	9.7
2006-2	126	-	126	25	20	13.7
2006-3	183	-	183	25	20	16.0
2006-4	195	-	195	25	20	15.9
2006-5	300	-	300	25	20	19.4
2006-6	410	-	410	25	19	20.0
Total	$5,389	$1,523	$6,912

Mortgage Securities – Trading (Residual Securities):
2007-2	17,675	(15,952)	1,723	25	17	23.7
Total	$23,064	$(14,429)	$8,635

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)
For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds will be called, net of mortgage insurance recoveries.

As of December 31, 2007

				Current Valuation Assumptions
Securitization Trust	Cost (A)	Unrealized Gain (Loss) (A)	Estimated Fair Value of Mortgage Securities (A)	Discount Rate	Constant Prepayment Rate	Expected Credit Losses (B)
Mortgage Securities – Available-for-Sale:
2002-3	$1,932	$-	$1,932	25%	24%	0.6%
2003-1	3,260	-	3,260	25	20	1.7
2003-2	2,817	-	2,817	25	18	1.2
2003-3	1,233	-	1,233	25	16	1.2
2003-4	1,279	-	1,279	25	20	1.6
2004-1	180	-	180	25	24	2.4
2004-2	180	-	180	25	23	2.4
2004-3	986	-	986	25	24	3.0
2004-4	48	-	48	25	26	2.6
2005-1	512	-	512	25	27	3.6
2005-2	642	-	642	25	24	3.3
2005-3	1,335	-	1,335	25	24	3.6
2005-3 (C)	158	69	227	25	N/A	N/A
2005-4	1,344	-	1,344	25	27	4.5
2005-4 (C)	212	-	212	25	N/A	N/A
2006-2	2,301	-	2,301	25	32	6.8
2006-3	2,994	-	2,994	25	31	8.4
2006-4	2,960	-	2,960	25	32	8.2
2006-5	4,217	-	4,217	25	31	11.0
2006-6	4,712	-	4,712	25	30	10.0
Total	$33,302	$69	$33,371

Mortgage Securities – Trading (Residual Securities):
2007-2	$41,275	$(13,959)	$27,316	25%	20%	12.5%

(A)	The interest-only, prepayment penalty and overcollateralization securities are presented on a combined basis.
(B)
For securities that have not reached their call date - represents expected credit losses for the life of the securitization up to the expected date in which the related asset-backed bonds can be called, net of mortgage insurance recoveries.

(C)	Represents derivative cash flow bonds (“CT Bonds”).

As of September 30, 2008 and December 31, 2007 the fair value of our mortgage securities – available-for-sale was $6.9 million and $33.4 million, respectively. The decline is mostly due to slower prepayment speeds resulting in a decline in our prepayment penalty cashflows and an increase in expected credit losses and normal paydowns.  The value of our mortgage securities – available-for-sale, as well as the cash flows we receive from them, are highly dependent upon interest rate spreads, as well as credit losses and prepayment experience of the borrowers of the underlying mortgage security collateral.

Mortgage Securities – Trading.

The following tables provide a summary of our portfolio of trading securities at September 30, 2008 and December 31, 2007:

Table 9 — Mortgage Securities - Trading
(dollars in thousands)

As of September 30, 2008

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	$12,505	$11,770	$860	3	4.20%
Non-investment Grade (B)	422,609	402,310	12,398	87	6.70
Total Subordinated Securities	435,114	414,080	13,258	90	6.53
Residual Securities:
Unrated	N/A	17,674	1,723	1	25.00
Total	$435,114	$431,754	$14,981	91	8.66%

(A)	Investment grade includes all securities with S&P ratings above BB+.
(B)	Non-investment grade includes all securities with S&P ratings below BBB-.

As of December 31, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	$389,881	$367,581	$80,004	91	11.46%
Non-investment Grade (B)	45,233	38,514	4,458	17	17.05
Total Subordinated Securities	435,114	406,095	84,462	108	11.76
Residual Securities:
Unrated	N/A	41,275	24,741	1	21.00
Total	$435,114	$447,370	$109,203	109	13.85%

(A)	Investment grade includes all securities with ratings above BB+.
(B)	Non-investment grade includes all securities with ratings below BBB-.

As of September 30, 2008 and December 31, 2007, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market.  The aggregate fair market value of these securities as of September 30, 2008 and December 31, 2007 was $15.0 million and $109.2 million, respectively. Management estimates their fair value based on quoted market prices for subordinated securities and by discounting the expected future cash flows of the collateral and bonds for the residual securities. The market value of our mortgage securities - trading have declined due to the continued credit deterioration and an increase in the anticipated severity of the credit losses in the underlying collateral. We recognized net trading losses of $78.6 million and $3.7 million for the nine and three months ended September 30, 2008 and $237.9 million and $148.2 million for the same periods in 2007.

Real Estate Owned.

Real estate owned relating to continuing operations at September 30, 2008 and December 31, 2007 was $53.8 and $76.6 million, respectively.   This change is directly related to the timing of foreclosures and subsequent liquidations of real estate owned arising out of our NHES 2006-1, 2006-MTA1 and 2007-1 securitizations. The stated amount of real estate owned on our condensed consolidated balance sheet is net of expected future losses on the sale of the property.

Asset-backed bonds.

We issued asset-backed bonds secured by mortgage loans and securities as a means for long-term financing. As of September 30, 2008 we had $2.7 billion in asset-backed bonds compared to $3.1 billion at December 31, 2007. The decrease was mainly due to bond payments during the year.

Due to Servicer.

Due to servicer represents the principal and interest advances that we owe our third-party servicer relating to our mortgage loans held-in-portfolio.  The due to servicer increased by $39.4 million from December 31, 2007 compared to September 30, 2008 due to the timing of the receipts and payments related to the mortgage loans held-in-portfolio.

Short-term Borrowings.

On May 9, 2008, we fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day. We have no further borrowing capacity currently available to us. See “Liquidity and Capital Resources” for further discussion of our financing availability and liquidity.

Shareholders’ Deficit.

The decrease in our shareholders’ deficit as of September 30, 2008 compared to December 31, 2007 is mainly due to the following increases and decreases.

Shareholders’ deficit decreased by:
•	$22.9 million due to impairment on mortgage securities – available for sale reclassified to earnings; and
•	$45.2 million due to the reversal of the AIM litigation accrual

Shareholders’ deficit increased by:
•	$622.6 million due to net loss recognized for the nine months ended September 30, 2008;
•	$1.5 million due to the decrease in unrealized gains on mortgage securities classified as available-for-sale; and
•	$11.5 million due to the increase in dividends accrued on preferred stock.

As of September 30, 2008, our total liabilities exceeded our total assets under GAAP, resulting in a shareholders’ deficit. Our historical losses, negative cash flows from operations and our shareholders’ deficit raise substantial doubt about our ability to continue as a going concern, which is dependent upon, among other things, the maintenance of sufficient operating cash flows.  There is no assurance that cash flows will be sufficient to meet our obligations.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations as of September 30, 2008.

Table 10 — Contractual Obligations
(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long—term debt (A)	$3,511,729	$737,026	$878,047	$841,011	$1,055,645
Junior subordinated debentures (B)	240,706	9,538	11,801	11,801	207,566
Operating leases (C)	15,387	6,338	8,244	805	-
Total	$3,767,822	$752,902	$898,092	$853,617	$1,263,211

(A)
Our asset-backed bonds are non-recourse as repayment is dependent upon payment of the underlying mortgage securities, which collateralize the debt. The timing of the repayment of these mortgage securities is affected by prepayments of the underlying mortgage loans. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at September 30, 2008 for each respective obligation.

(B)
The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at September 30, 2008 for each respective obligation.  Past-due interest of approximately $3.6 million is also included in the less than 1 year period.

(C)	Does not include rental income of $2.0 million to be received under sublease contracts.

We recorded deferred lease incentives, which will be amortized into rent expense over the life of the respective lease. Deferred lease incentives as of September 30, 2008 and 2007 were $0.7 million and $0.8 million, respectively.

Liquidity and Capital Resources

We had $18.8 million in unrestricted cash and cash equivalents at September 30, 2008, which was a decrease of $6.6 million from December 31, 2007.  As of April 27, 2009, we had approximately $18.4 million of unrestricted cash and cash equivalents.

Current Liquidity and Near-Term Obligations.  Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet our operating expenses through 2008 and 2009.  However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections.  In addition, these cash flows are expected to decrease over the next several months.  Therefore, no assurances can be given that we will be able to meet our cash flow needs, in which case we would be required to seek protection of applicable bankruptcy laws.

Collateralization of letters of credit supporting surety bonds. Certain states required that we post surety bonds in connection with our former mortgage lending operations.  During 2007, we were required to post letters of credit to support our reimbursement obligations to the sureties, and were required to cash collateralize the letters of credit pursuant to our letter of credit agreements with Wachovia Bank.  We are in the process of terminating these surety bonds and the associated letters of credit as a result of the discontinuation of our mortgage lending operations and have received back collateral associated with letters of credit terminated to date.  Collateral totaling $5.8 million remained outstanding as of September 30, 2008. Cancellation of the remaining surety bonds and related letters of credit is subject to certain conditions and may take several months or longer to complete.  In addition, we are currently in default under the letter of credit agreements as a result of, among other matters, our default under debt agreements related to our trust preferred securities, discussed further below.  Although we have received a return of collateral notwithstanding this default, Wachovia Bank is not obligated to return cash collateral to us so long as a default exists.  Consequently, no assurances can be given as to the timing or amount of any additional return of the remaining cash collateral.

Trust Preferred Obligations.  Our wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.2 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts.  The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million.  We have guaranteed NMI's obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30, July 30, September 30, October 30 and December 30, 2008, and January 30 and March 30, 2009 totaling, for all payment dates combined, approximately $6.1 million on the Notes.  As a result, NMI is in default under the related indentures and we are in default under the related guarantees.

On June 4, 2008 and August 14, 2008, we received written notices of acceleration from the holders of the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, respectively, which declared all obligations of NMI under the related Notes and indenture  to be immediately due and payable, and stated the intention of the trust preferred security holders to pursue all available rights and remedies, including but not limited to enforcing their rights under the related guarantee.  The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $84.0 million as of April 27, 2009.   In addition, we are obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On September 12, 2008, a petition for involuntary Chapter 7 bankruptcy entitled In re NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) was filed against NMI by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington, Delaware.  The filing did not include NFI or any other subsidiary or affiliate of NFI.

On February 18, 2009, the Company, NMI, the Trusts and the trust preferred security holders entered into agreements to settle the claims of the trust preferred security holders arising from NMI’s failure to make the scheduled quarterly interest payments on the Notes.  As part of the settlement, the existing preferred obligations would be exchanged for new preferred obligations.  The settlement and exchange were contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy.  On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding.  On April 27, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete the Exchange.  On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million.  In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.”   For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00.   Beginning January 1, 2010 until the earlier of  February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum.

Table 11 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,		Increase /
	2008	2007	(Decrease)
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$13,620	$(1,198,167)	$1,211,787
Cash flows provided by investing activities	426,185	862,110	(435,925)
Cash flows (used in) provided by financing activities	(446,415)	237,065	(683,480)

Operating Activities. Net cash provided by (used in) operating activities increased by $1.2 billion for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  We discontinued all servicing and lending operations and therefore, used significantly less cash in operations.

Investing Activities. Net cash provided by investing activities decreased by $435.9 million for the nine months ended September 30, 2008 as compared to the same period of 2007.  Our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio for the nine months ended September 30, 2008 as compared to the first nine months of 2007, along with an increase of the sale of loans through foreclosure.   We also experienced a decrease in paydowns on our mortgage securities – available-for-sale during the first nine months of 2008 as compared to the same period of 2007 as a result of poor credit performance of the underlying loans.  Cash proceeds from the sale of  assets acquired through foreclosure have increased as our foreclosed loan activity has increased significantly.

Financing Activities. Net cash (used in) provided by financing activities decreased by $683.5 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease is primarily due to the issuance of $2.1 billion of asset-backed bonds during the first quarter of 2007 from a CDO and a loan securitization both structured as financing transactions for accounting purposes.  This was partially offset by paydowns of short-term borrowings.  We also experienced a decrease in paydowns of our asset-backed bonds during the first nine months of 2008 as compared to the same period of 2007.

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

Repayments of Long-Term Borrowings. Our payments on asset-backed bonds decreased from $679.1 million for the nine months ended September 30, 2007 to $400.4 million for the same period of 2008.  Due to the fact that we do not intend to engage in any additional on-balance sheet securitizations in the foreseeable future, we expect our payments on asset-backed bonds to decrease as our current asset-backed bonds mature.

In addition, as of September 30, 2008, our wholly owned subsidiary NovaStar Mortgage, Inc. had $77.2 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II.  We have guaranteed the obligations of NovaStar Mortgage, Inc. under the junior subordinated debentures.  We are obligated to make periodic interest payments based on a variable interest rate of three-month LIBOR plus 3.5% which resets quarterly.  See Table 10 for an estimate of our contractual obligations related to these junior subordinated debentures, and the discussion above regarding our default with respect to, and acceleration of, these obligations.

Repayments of Short-term Borrowings.  During the nine months ended September 30, 2008, we fully repaid the remaining $57.3 million of outstanding borrowings with Wachovia and related fees.  We currently have no outstanding short-term borrowings and no agreements providing for further borrowings.

Common and Preferred Stock Dividend Payments. We did not declare any common stock dividends for the nine months ended September 30, 2008 or 2007.  Preferred stock dividends declared per share were $1.24 for the nine months ended September 30, 2007.   Our Board of Directors has suspended dividend payments on our 8.90% Series C and Cumulative Preferred Stock (the “Series C Preferred Stock”) and our 9.00% Series D1 Mandatory Convertible Preferred Stock (the “Series D1 Preferred Stock”).  As a result, dividends on our Series C Preferred Stock and Series D1 Preferred Stock continue to accrue and the dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008, with respect to all unpaid dividends and subsequently accruing dividends.  Accrued and unpaid dividends on our preferred stock must be paid prior to the payment of any dividend on our common stock.  We do not expect to pay any dividends for the foreseeable future.

Loan Sale and Securitization Repurchases. We have sold whole pools of loans with recourse for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the year ended December 31, 2007, we sold $912.9 million of loans with recourse for borrower defaults. We maintained a $1.1 million and $2.2 million recourse reserve related to these guarantees as of September 30, 2008 and December 31, 2007, respectively.  We did not repurchase any loans during the nine months ended September 30, 2008. We paid $104.3 million in cash to repurchase loans sold to third parties during the nine months ended September 30, 2007.  The recourse reserve is our estimate of the loss we expect to incur in repurchasing the loan and then either liquidating or reselling the loan. The cash we must have on hand to repurchase these loans is much higher than the estimated loss, and is higher than the principal amount of the loans as we generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement.

We also have sold loans to securitization trusts and guaranteed losses suffered by the trust resulting from defects in the loan origination process. Defects may have occurred in the loan documentation and underwriting process, either through processing errors made by us or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, we are required to repurchase the loan. As of September 30, 2008 and December 31, 2007, we had loans sold with recourse to securitization trusts with an outstanding principal balance of $11.2 billion and $10.1 billion, respectively. Historically, repurchases of loans from securitization trusts where a defect has occurred have been insignificant. Because we have received no significant requests to repurchase loans from our securitization trusts as of September 30, 2008, we have not recorded any reserves related to these guarantees.

Expenses Related to Discontinued Operations.  We have significant ongoing expenses associated with our discontinued operations, including obligations under multiple office leases, software agreements, and other contractual obligations, that no longer contribute to our revenue producing operations.  See “Other Liquidity Factors” for further discussion.

Primary Sources of Cash

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows from investing activities is the proceeds we receive from our mortgage securities portfolio. Proceeds on mortgage securities that are pledged to the CDO are required to be used to pay principal and interest on the CDO asset-backed bonds.  We were required to use the cash inflows from the remaining securities to paydown Wachovia’s remaining debt until it was fully repaid on May 9, 2008.  For the nine months ended September 30, 2008 we received $72.1 million in proceeds from repayments on mortgage securities as compared to $187.6 million for the same period of 2007. The cash flows we receive on our mortgage securities are highly dependent on the default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Proceeds from Repayments of Mortgage Loans – Held-in-portfolio. For the nine months ended September 30, 2008 we received $254.8 million in proceeds from the repayments of our portfolio of mortgage loans held-in-portfolio compared to $679.3 million for the same period of 2007.   All of these amounts are required to be used to pay principal and interest on the related asset-backed bonds secured by the mortgage loans.  The decrease in 2008 is primarily the result of decreased principal balances, slower borrower prepayments and credit defaults.

Other Liquidity Factors

Table 10 details our major contractual obligations due over the next 12 months and beyond.  As previously discussed, for the near future, we will focus on minimizing losses and preserving liquidity as we explore operating company opportunities.  Our residual and subordinated mortgage securities are currently our only significant source of cash flows.  Based on current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions.  In addition, we have significant operating expenses associated with office leases and other obligations relating to our discontinued operations.  In addition, as discussed above, NMI defaulted on its junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II.  If, as the cash flows from mortgage securities decrease, we are unable to recommence or acquire profitable business operations, and restructure our unsecured debt, capital structure and contractual obligations or if the cash flows from our mortgage securities are less than currently anticipated, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable bankruptcy laws.  Factors that can affect our liquidity are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this document.

Off-Balance Sheet Arrangements

As previously discussed, historically, we pooled the loans we originated and purchased and typically securitized them to obtain long-term financing for the assets. The loans were transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issued to the public. We often retained the residual and subordinated securities issued by the trust.  We also securitized residual and subordinated securities that we retained from our securitizations and that we purchased from third parties.  As discussed elsewhere, our inability to access the securitization market has had a material adverse effect on our results of operations, financial condition, liquidity and ability to continue as a going concern.

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

As of September 30, 2008, all borrowings under our financing arrangements adjust quarterly off LIBOR.  On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis.  Most of the mortgage loans contain rates that are fixed for some period of time and then adjust frequently thereafter.

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

The following table summarizes management’s estimates of the changes in market value of our mortgage assets assuming interest rates were 100 and 200 basis points, or 1 and 2 percent, higher or lower.  The cumulative change in market value represents the change in market value of mortgage assets.  The change in market value of the liabilities on our balance sheet due to a change in interest rates is insignificant since a majority of our short-term borrowings and asset-backed bonds (“ABB”) are adjustable rate; however, as noted above, rapid increases in short-term interest rates would negatively impact the interest-rate spread between our liabilities and assets and, consequently, our earnings.

Table 12 — Interest Rate Sensitivity - Market Value
(dollars in thousands)

	Basis Point Increase (Decrease) in Interest Rates (A)
	(200)	(100)	100	200
As of September 30, 2008:
Change in market values of:
Assets – non trading (B)	$13,563	$5,768	$(2,798)	$(4,823)
Assets – trading (C)	13,877	5,899	(2,643)	(4,229)
Cumulative change in market value	$27,440	$11,667	$(5,441)	$(9,052)
Percent change of market value portfolio equity (D)	7.0%	3.0%	(1.5)%	(2.5)%

As of December 31, 2007:
Change in market values of:
Assets – non trading (B)	$42,484	$19,234	$(18,057)	$(32,868)
Assets – trading (C)	33,448	15,269	(14,210)	(26,053)
Cumulative change in market value	$75,932	$34,503	$(32,267)	$(58,921)
Percent change of market value portfolio equity (D)	61.0%	24.6%	(17.5)%	(30.5)%

(A)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 1% and 2%.
(B)	Includes mortgage loans held-for-sale, mortgage loans held-in-portfolio and mortgage securities - available-for-sale.
(C)	Consists of mortgage securities – trading.
(D)	Total change in estimated market value as a percent of market value portfolio equity as of September 30, 2008 and December 31, 2007.

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

All derivative instruments on our balance sheet as of September 30, 2008 are related to securitizations structured as financings and are legally held by the trust. The following table summarizes the key contractual terms associated with these interest rate risk management contracts as of September 30, 2008.  All of our pay-fixed swap contracts and interest rate cap contracts are indexed to one-month LIBOR.   We have determined the following estimated net fair value amounts by using available market information and valuation methodologies we deem appropriate as of September 30, 2008.

Table 13 - Interest Rate Risk Management Contracts
(dollars in thousands)

			Maturity Range
	Net Fair Value	Total Notional Amount	2008	2009	2010	2011	2012 and beyond
Pay-fixed swaps:
Contractual maturity	$(4,797)	$735,000	$290,000	$405,000	$40,000	$—	$—
Weighted average pay rate		4.9%	4.9%	4.9%	5.0%	—	—
Weighted average receive rate		3.9%	(A)	(A)	(A)	—	—

Interest rate caps:
Contractual maturity	$49	$140,000	$100,000	$40,000	$—	$—	$—
Weighted average strike rate		5.1%	5.1%	5.0%	—	—	—

(A)	The pay-fixed swaps receive rate is indexed to one-month LIBOR.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed by us in reports we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the federal securities laws is accumulated and communicated to management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), on a timely basis to allow decisions regarding required disclosure. Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of the existence of a material weakness in internal controls over financial reporting related to the lack of segregation of duties within our accounting department.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the period covered by this quarterly report, we identified a control deficiency that was deemed a material weakness in internal controls over financial reporting at September 30, 2008. The deficiency relates to the inadequate segregation of duties amongst the Company's employees with respect to accounting, financial reporting and disclosure. The material weakness was a result of the reduction in our accounting staff which occurred during the third quarter ended September 30, 2008.

Management intends to remedy the material weakness by hiring additional accounting department staff, and reallocating duties, including responsibilities for financial reporting, among the Company’s employees.   Based on the lack of resources available to hire and train employees, management does not expect this to be remediated by the end of the year.

The material weakness identified above did not result in the restatement of prior period financial statements or any other related financial disclosure, nor did it disclose any errors or misstatements.

Changes in Internal Controls over Financial Reporting. Except for the material weakness described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NHMI’s motion for the trial court to overturn or reduce the verdict was denied on August 20, 2007, and NHMI appealed that decision (the “Appeal”).  Pending the Appeal, Plaintiff commenced enforcement actions in the states of Missouri (the “Kansas City Action”) and Delaware, and obtained an enforcement judgment in Delaware (the “Delaware Judgment”).  On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary Bankruptcy”).

On March 17, 2008, the Company and Plaintiff entered into the Settlement Terms with respect to the California Action, the Judgment, the Kansas City Action, the Delaware Judgment, the Involuntary, and all related claims.

Pursuant to the Settlement Terms, the Involuntary Bankruptcy was dismissed on April 24, 2008 and on May 8, 2008, the Company paid Plaintiff $2.0 million plus the balance in an account established by order of the Bankruptcy Court, and NHMI satisfied obligations totaling $48,000 to certain identified creditors.  In addition to the initial payments made to the Plaintiff following dismissal of the Involuntary Bankruptcy, the Company agreed to pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets.  If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.

Pursuant to the Settlement Terms, the releases of NHMI and its affiliate became effective on September 11, 2008.     As a result, NHMI  has reversed a previously recorded liability of $45.2 million that was included in the consolidated financial statements of the Company.

Trust Preferred Settlement.  On September 12, 2008, a petition for involuntary Chapter 7 bankruptcy entitled In re NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) was filed against NMI by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington, Delaware.  The filing did not include NFI or any other subsidiary or affiliate of NFI.  On February 18, 2009, the Company, NMI, NovaStar Capital Trust I, NovaStar Capital Trust II and the trust preferred securities holders entered into agreements to settle the claims of the trust preferred securities holders arising from NMI’s failure to make the scheduled quarterly interest payments on certain unsecured notes issued by NMI to the trusts.  The settlement was contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy.  On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding. See Note 6—Trust Preferred Obligations above for additional discussion of the claims of the petitioners and the settlement.

Other Litigation.  Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s current and former executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The Company has entered into a settlement agreement to resolve these pending class action lawsuits. The total amount of the settlement, which is subject to the approval of the United States District Court for the Western District of Missouri, is $7.25 million, and it will be paid by the Company’s insurance carriers. The settlement agreement contains no admission of fault or wrongdoing by the Company or other defendants.

At this time, the Company cannot predict the probable outcome of the following claims and as such no amounts have been accrued in the condensed consolidated financial statements.

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

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry.   The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio.  The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages.  On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NovaStar Mortgage, Inc., a wholly owned subsidiary of NFI.  On November 24, 2008 the Company filed a motion to dismiss.  The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant.  The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company in connection with seek monetary damages, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007.  On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri.  The Company believes that these claims are without merit and will vigorously defend against them.

On May 6, 2008, the Company received a letter written on behalf of J.P. Morgan Mortgage Acceptance Corp. and certain affiliates ("Morgan") demanding indemnification for claims asserted against Morgan in a case entitled Plumbers & Pipefitters Local #562 Supplemental Plan and Trust v. J.P. Morgan Acceptance Corp. et al, filed in the Supreme Court of the State of New York, County of Nassau.   The case seeks class action certification for alleged violations by Morgan of sections 11 and 15 of the Securities Act of 1933, on behalf of all persons who purchased certain categories of mortgage backed securities issued by Morgan in 2006 and 2007.   Morgan's indemnity demand alleges that any liability it might have to plaintiffs would be based, in part, upon alleged misrepresentations made by the Company with respect to certain mortgages that make up a portion of the collateral for the securities at issue.  The Company believes it has meritorious defenses to this demand and expects to defend vigorously any claims asserted.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated.   Defendants in the case include NovaStar Mortgage Funding Corporation and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies.   The case was removed to the United States District Court for the Southern District of New York, and plaintiff has filed a motion to remand the case to state court.  Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members.  Pursuant to a stipulation, the Company has not yet filed its initial responsive pleading, and discovery is not yet underway.   The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee".   Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock.  Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock.   On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009. On April 6, 2009 the Court granted the plaintiff’s motion for class certification.  The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On September 12, 2008, a petition for involuntary Chapter 7 bankruptcy entitled In re NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) was filed against NMI by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington, Delaware.  The filing did not include NFI or any other subsidiary or affiliate of NFI.  On February 18, 2009, the Company, NMI, NovaStar Capital Trust I, NovaStar Capital Trust II and the trust preferred securities holders entered into agreements to settle the claims of the trust preferred securities holders arising from NMI’s failure to make the scheduled quarterly interest payments on certain unsecured notes issued by NMI to the trusts.  The settlement was contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy.  On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding. See Note 6—Borrowings above for additional discussion of the claims of the petitioners and the settlement~~.~~

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.”   For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00.   Beginning January 1, 2010 until the earlier of  February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum.

On October 21, 2008, EHD Holdings, LLC, the purported owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri.  The action seeks the immediate possession of the office space, unpaid rent though October 20, 2008 of approximately $1.1 million, plus any accruing rent thereafter, plus attorney fees.

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

Based on current projections, the cash flows from our remaining mortgage securities will continue to significantly decrease to levels that are below our current expenses and that are below levels necessary to commence other operations. Because our known obligations exceed our existing assets, because of the liquidation rights and preferences of our preferred stock and because of the current conditions in the capital markets, the issuance of additional equity for new capital is highly unlikely.  Consequently, we are attempting to restructure our indebtedness and certain contractual obligations, and we are assessing potential changes to our preferred stock.  Our ability to implement any restructuring is dependent upon and agreement of various third parties and security holders.  We can provide no assurance that any negotiations or other efforts to restructure our debt will be successful.  To the extent that they are not, we would be unlikely to be able to continue as a going concern and would be likely to seek the protection of applicable bankruptcy laws.

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

The Securities and Exchange Commission (the “SEC”) has requested information from issuers in our industry, including us, regarding accounting for mortgage loans and other mortgage related assets. In addition, we have received requests or subpoenas for information relating to our operations from various federal and state regulators and law enforcement, including, without limitation, the United States Department of Justice, the Federal Bureau of Investigation, the New York Attorney General and the Department of Labor.  While we have provided, or are in the process of providing, the requested information to the applicable officials, we may be subject to further information requests from, or action by, these or other regulators or law enforcement officials.  To the extent we are subject to any actions, our financial condition, liquidity, and ability to continue a going concern could be materially adversely affected.

There can be no assurance that our common stock or Series C Preferred Stock will continue to be traded in an active market.

Our common stock and our Series C Preferred Stock were delisted by the New York Stock Exchange (“NYSE”) in January 2008, as a result of failure to meet applicable standards for continued listing on the NYSE.  Our common stock and Series C Preferred Stock are currently quoted on the OTC Bulletin Board and on the Pink Sheets.  However, there can be no assurance that an active trading market will be maintained.  Trading of securities on the OTC and Pink Sheets is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited.

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

We are not required to pay out our taxable income in the form of dividends, as we are no longer subject to a REIT distribution requirement. Instead, payment of dividends is at the discretion of our board of directors.  To preserve liquidity, our board of directors has suspended dividend payments on our Series C Preferred Stock and Series D1 Preferred Stock.  Dividends on our Series C Preferred Stock and D1 Preferred Stock continue to accrue and the dividend rate on our Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective January 16, 2008 with respect to all unpaid dividends and subsequently accruing dividends.  No dividends can be paid on any of our common stock until all accrued and unpaid dividends on our Series C Preferred Stock and Series D1 Preferred Stock are paid in full.  Accumulating dividends with respect to our preferred stock will negatively affect the ability of our common stockholders to receive any distribution or other value upon liquidation.

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

Risks Related to the Legal and Regulatory Environment in Which We Operate

Failure to comply with federal, state or local regulation of, or licensing requirements with respect to, our discontinued businesses could harm our financial condition and ability to recommence mortgage banking operations.

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

The accounting treatment applicable to our mortgage assets is dependent on various factors outside of our control and may significantly affect our results of operations and financial statements. As current turmoil in the subprime industry continues to affect the characteristics of our mortgage assets we may be required to adjust the accounting treatment of our assets.  As a result of this, stockholders must undertake a complex analysis to understand our earnings (losses), cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands)

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2008 – July 31, 2008	-	-	-	$1,020
August 1, 2008 – August 31, 2008	-	-	-	$1,020
September 1, 2008 – September 30, 2008	-	-	-	$1,020

(A)	Current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, in an amount not to exceed $9 million.

Item 3. Defaults Upon Senior Securities

The Company’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.2 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts.    The Company has guaranteed NMI's obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30, July 30, September 30, October 30 and December 30, 2008, and January 30 and March 30, 2009 totaling, for all payment dates combined, approximately $6.1 million on the Notes.  As a result, NMI is in default under the related indentures and the Company is in default under the related guarantees.  An agreement by the trustees and trust preferred security holders of the Trusts to forbear in the exercise of remedies with respect to the initial payment defaults expired on May 30, 2008.  Consequently, the trustee and holders of 25% of the outstanding trust preferred securities of each Trust have the right to accelerate all principal, accrued interest, and other obligations of NMI under the related Notes and to demand payment of all such amounts from the Company under the related guarantees.  The total principal and accrued interest owed under the Notes, net of amounts owed in respect of the trust preferred securities held by NMI, was approximately $84.0 million as of April 27, 2009.  In addition, the Company is obligated to reimburse the trustees for all reasonable expenses, disbursements and advances in connection with the exercise of rights under the indentures.

On September 12, 2008, a petition for involuntary Chapter 7 bankruptcy entitled In re NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) was filed against NMI by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington, Delaware.  The filing did not include NFI or any other subsidiary or affiliate of NFI.  On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding.

On February 18, 2009, the Company, NMI, the Trusts and the trust preferred security holders entered into agreements to settle the claims of the trust preferred security holders arising from NMI’s failure to make the scheduled quarterly interest payments on the Notes.  As part of the settlement, the existing preferred obligations would be exchanged for new preferred obligations.  The settlement and exchange were contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy.  On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding.  On April 27, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete the Exchange.  On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million.  In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.”   For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00.   Beginning January 1, 2010 until the earlier of  February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum.

To preserve liquidity, the Company’s Board of Directors has suspended the payment of dividends on its 8.9% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) and its Series D1 Mandatory Convertible Preferred Stock (the “Series D1 Preferred Stock”).  As a result, dividends continue to accrue on the Series C Preferred Stock and Series D1 Preferred Stock.  The Company has total accrued dividends payable related to the Series C Preferred Stock and Series D1 Preferred Stock of $23.9 million as of April 27, 2009.  All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to any payments of dividends or other distributions on the Company’s common stock.  In addition, if at any time dividends on the Series C Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Stock, voting as a single class, have the right to elect two additional directors to the Company’s Board of Directors.  The Company does not expect to pay any dividends for the foreseeable future.

Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.90% annually.  Accrued and unpaid dividends payable related to the Series C Preferred Stock were approximately $6.7 million as of September 30, 2008 and $10.5 million as of April 27, 2009.

On March 17, 2009, the Company notified the holders of the Series C Preferred Stock that the Company would not make the dividend payment on the Series C Preferred Stock due on March 31, 2009.  Because dividends on the Series C Preferred Stock are presently in arrears for five quarters, under the terms of the Articles Supplementary to the Company’s Charter that established the Series C Preferred Stock, the holders of the Series C Preferred Stock had the right, as of March 31, 2009, to elect two additional directors to the Company’s board of directors.  The notice also allowed the holders of the Series C Preferred Stock to make nominations for the election of the two additional directors to occur by vote of the holders of the Series C Preferred Stock at the Company’s next annual meeting of stockholders.

Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 9.00% per annum, or 13.00% per annum if any such dividends are not declared and paid when due.  The dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective October 16, 2007 with respect to all unpaid dividends and subsequently accruing dividends.  Accrued and unpaid dividends payable related to the Series D1 Preferred Stock were approximately $8.7 million as of September 30, 2008 and $13.4 million as of April 27, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document

10.55
Confidential Settlement Term Sheet Agreement, dated March 17, 2008, between American Interbanc Mortgage LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc., NFI Holding Corp., and NovaStar Home Mortgage, Inc. (Complete Agreement Filed Due to Expiration of Confidential Treatment Request)

11.1[1]	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

1  See Note 15 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: April 27, 2009	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: April 27, 2009	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)