Form 10-K
period 2008-12-31
NOVASTAR FINANCIAL INC
filed 2009-05-27
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____________ to _____

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	74-2830661 (I.R.S. Employer Identification No.)

2114 Central Street, Suite 600, Kansas City, MO (Address of Principal Executive Office)	64108 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (816) 237-7000

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.01 par value
Redeemable Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Non-accelerated filer ☐	Non-accelerated filer ☐	Small business filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $10,373,000, based upon the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange on such date.

The number of shares of the Registrant’s Common Stock outstanding on May 27, 2009 was 9,368,053.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission by May 31, 2009.

NOVASTAR FINANCIAL, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2008

Part I

Safe Harbor Statement

Statements in this report regarding NovaStar Financial, Inc. and its business, which are not historical facts, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice.  Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional verbs such as "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business during this difficult period; our ability to continue as a going concern; decreases in cash flows from our mortgage securities; increases in the credit losses on mortgage loans underlying our mortgage securities and our mortgage loans – held in portfolio; our ability to remain in compliance with the agreements governing our indebtedness; impairments on our mortgage assets; increases in prepayment or default rates on our mortgage assets; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-K. Other factors not presently identified may also cause actual results to differ. This report on Form 10-K speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Item 1. Business

NovaStar Financial, Inc. (“NFI” or the “Company”) is a Maryland corporation formed on September 13, 1996.  Prior to significant changes in our business during 2007 and the first quarter of 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities.  We retained, through our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests.  During 2007 and early 2008, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closure of our servicing operations.

Our primary source of cash flow is from our mortgage securities portfolio.  During 2008, we purchased a majority interest in StreetLinks National Appraisal Services LLC, a residential appraisal management company.  A fee for appraisal services is collected from lenders and borrowers and passes through most of the fee to an independent residential appraiser.  StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order.   StreetLinks is currently not producing positive cash flow.  Management believes that StreetLinks is situated to take advantage of growth opportunities in the residential appraisal management business.  We are developing the business and have established goals for it to become a positive cash and earnings contributor.  Development of the business is occurring through increased appraisal order volume as we have added new lending customers during 2008 and into 2009.  While StreetLinks does not currently provide positive cash flow to us, we believe it is uniquely positioned to produce positive earnings and cash flow for us in the future.  Subsequent to 2008, we committed to acquire a majority interest in Advent Financial Services LLC, a start up operation which will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals.

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

Our portfolio of mortgage securities includes interest-only, prepayment penalty, and overcollateralization securities retained from our securitizations of nonconforming, single-family residential mortgage loans which we have accounted for as sales, under applicable accounting rules (collectively, the “residual securities”). Our portfolio of mortgage securities also includes subordinated mortgage securities retained from our securitizations and subordinated home equity loan asset-backed securities (“ABS”) purchased from other ABS issuers (collectively, the “subordinated securities”). While these securities have increasingly become less valuable and are generating low  rates of cash flow relative to historical levels, they continue to be our primary source of cash.  We believe the cash from the securities will be sufficient to cover our obligations for the near term, but their cash flow will need to be replaced in order for us to continue operating.

The credit performance and prepayment rates of the nonconforming loans underlying our securities, as well as the loans classified as held-in-portfolio, directly affect our cash flow and profitability. In addition, short-term interest rates have a significant impact on our cash flow and profitability.

In the event we are able to significantly increase our liquidity position (as to which no assurance can be given), we may use excess cash to make certain investments if we determine that such investments could provide attractive risk-adjusted returns to shareholders, including, potentially investing in new or existing operating companies.

The long-term mortgage loan portfolio on our balance sheet consists of mortgage loans classified as held-in-portfolio.  These loans were transferred to trusts in securitization transactions.  Under Generally Accepted Accounting Principles in the United States of America ("GAAP"), we consolidate the balance sheets of the trusts.  The trusts have financed these assets by issuing asset backed bonds (“ABB”).  At the time of these securitizations, we owned significant beneficial interests in the trusts and we serviced the mortgage loans.  During 2007, we sold all servicing rights.  Currently, our ownership interests in the bonds issued by these trusts have declined to an immaterial amount.  We have provided financial statements for these trusts in this report under the heading Assets and Liabilities of Securitization Trusts.

Personnel

As of December 31, 2008, we employed 60 people in total between NFI and StreetLinks.  Because of subsequent hiring at StreetLinks to staff for additional business needs as of May 27, 2009 we employ approximately 363 people in total between NFI, StreetLinks, and Advent. None of our employees are represented by a union or covered by a collective bargaining agreement.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.novastarfinancial.com) as soon as reasonably practicable after filing with the SEC. References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference. Copies of our board committee charters, our board’s Corporate Governance Guidelines, Code of Conduct, and other corporate governance information are available at the Corporate Governance section of our Internet site (www.novastarmortgage.com), or by contacting us directly. Our investor relations contact information follows.

Investor Relations
2114 Central Street
Suite 600
Kansas City, MO  64108
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

When we sold mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. We have received various repurchase demands as performance of subprime mortgage loans has deteriorated.  A majority of repurchase requests have been denied, otherwise a negotiated purchase price adjustment was agreed upon with the purchaser.  Enforcement of repurchase obligations against us would further harm our liquidity and ability to continue as a going concern.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The executive and administrative offices for NFI are located in Kansas City, Missouri, and consist of approximately 12,142 square feet of leased office space. The lease agreements on the premises expire in October 2013. The current annual rent for these offices is approximately $200,000.

The Company is in negotiations to settle the lease dispute on its former corporate headquarters in Kansas City, Missouri.  See Item 3 Legal Proceedings for more information related to this dispute.

As of December 31, 2008, StreetLinks leases approximately 7,200 square feet of office space in Indianapolis, Indiana.  The lease agreements on the premises expire in September 2009. The current annual rent for these offices is approximately $100,000.

We are leasing office space in various other states which were used for operations which were discontinued in 2007 and 2008.  The leases on these premises expire from February 2009 through May 2012, and the current gross annual rent on those premises not terminated as of May 27, 2009 is approximately $1.4 million, although the majority of this space has been subleased which reduces our costs significantly.

Item 3. Legal Proceedings

American Interbanc Mortgage Litigation.  On March 17, 2008, the Company and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the action Plaintiff’s filed in March 2002 against NovaStar Home Mortgage, Inc. (“NHMI”), a wholly-owned subsidiary of the Company.  The action resulted in a jury verdict on May 4, 2007, awarding Plaintiff $15.9 million. The court trebled the award and entered a $46.1 million judgment against Defendants on June 27, 2007 (the “Judgment”).  On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary Bankruptcy”).

Pursuant to the Settlement Terms agreed to on March 17, 2008, the Involuntary Bankruptcy was dismissed on April 24, 2008 and on May 8, 2008, the Company paid Plaintiff $2.0 million.  In addition to the initial payments made to the Plaintiff following dismissal of the Involuntary Bankruptcy, the Company agreed to pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets.  If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.  As a result of the settlement, during 2008 the Company reversed a previously recorded liability of $45.2 million that was included in the consolidated financial statements.

Trust Preferred Settlement. See Note 6—Borrowings for a detailed discussion of the settlement terms and restructuring of the Company’s junior subordinated debentures, including the dismissal of the involuntary Chapter 7 bankruptcy filed against NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington.

Other Litigation.  Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s current and former executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The Company has entered into a settlement agreement to resolve these pending class action lawsuits. The total amount of the settlement is $7.25 million, and it will be paid by the Company’s insurance carriers. The settlement agreement contains no admission of fault or wrongdoing by the Company or other defendants. On April 28, 2009, the Court approved the settlement.

At this time, the Company cannot predict the probable outcome of the following claims and as such no amounts have been accrued in the consolidated financial statements.

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

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry.   The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio.  The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages.  On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NovaStar Mortgage, Inc., a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss.  On May 15, 2009 the Court granted Company’s motion to dismiss.  The City of Cleveland has filed a notice of intent to appeal.  The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant.  The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007.    On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri.  The Company believes that these claims are without merit and will vigorously defend against them.

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

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee".   Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock.  Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock.   On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009.  On April 6, 2009 the Court granted the plaintiff’s motion for class certification.  The Company sought permission from the 8th Circuit Court of Appeals to appeal the order granting class certification.  On May 11, 2009 the Court of Appeals granted the Company permission to appeal the class certification order.  The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On October 21, 2008, EHD Holdings, LLC, the purported owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri.    On April 24, 2009, EHD Holdings, LLC filed a motion for summary judgment seeking approximately $3.3 million, in past due rent and charges, included in the Accounts payable and other liabilities line item of the balance sheet, plus accruing rent and charges for future periods, plus attorney fees.

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws.  Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements.  These indemnification and repurchase demands have been addressed without significant loss to the Company, but such claims can be significant when multiple loans are involved.  Deterioration of the housing market may increase the risk of such claims.

In addition, the Company has received requests or subpoenas for information from various regulators or law enforcement officials, including, without limitation the Federal Bureau of Investigation and the Department of Labor.  Management does not expect any significant negative impact to the Company as a result of these requests and subpoenas.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters. Our common stock was traded on the NYSE under the symbol “NFI” through December 31, 2007. Our common stock was delisted from the NYSE on January 17, 2008 and is currently quoted on the OTC Bulletin Board and on the Pink Sheets under the symbol “NOVS”.  The following table sets forth the high and low sales prices per share of common stock on the NYSE and the high and low bid prices as reported by the OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated, and the cash dividends paid or payable per share of common stock.   The Board of Directors declared a one-for-four reverse stock split of its common stock, providing shareholders of record as of July 27, 2007, with one share of common stock for each four shares owned.  The reduction in shares resulting from the split was effective on July 27, 2007 decreasing the number of common shares outstanding to 9.5 million.

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2007
First Quarter	$105.80	$13.72	N/A	N/A	N/A
Second Quarter	40.00	19.56	N/A	N/A	N/A
Third Quarter	34.68	5.10	N/A	N/A	N/A
Fourth Quarter	9.32	1.16	N/A	N/A	N/A

2008
First Quarter	$3.44	$1.10	N/A	N/A	N/A
Second Quarter	2.03	1.00	N/A	N/A	N/A
Third Quarter	1.99	.28	N/A	N/A	N/A
Fourth Quarter	1.01	.22	N/A	N/A	N/A

As of May 8, 2009, we had approximately 1,010 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

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

Purchase of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
(dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)

October 1, 2008 – October 31, 2008	-	-	-	$1,020
November 1, 2008 – November 30, 2008	-	-	-	1,020
December 1, 2008 – December 31, 2008	-	-	-	1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

Executive Overview

Corporate Overview, Background and Strategy - We are a Maryland corporation formed on September 13, 1996.  Prior to significant changes in our business during 2007 and the first quarter of 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities.  We retained, through our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests.  During 2007 and early 2008, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations.

Because of severe declines in housing prices and national and internal economic crises, we have suffered significant losses during 2007 and 2008 because of declining values of our investments in mortgage loans and securities.  Liquidity constraints during 2007 forced us to pair operations and administrative staff and take measures to conserve cash.

During 2008, management focused on reducing operating cash uses, clearing follow-on matters arising from our legacy lending and servicing operations and evaluating investment opportunities.  Management made a significant step in the rebuilding process by investing in StreetLinks National Appraisal Services LLC (“StreetLinks”).  StreetLinks is a national residential appraisal management company.  A fee for appraisal services is collected from lenders and borrowers and passes through most of the fee to an independent residential appraiser.  StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order.   StreetLinks is currently not producing positive cash flow.  Management believes that StreetLinks is situated to take advantage of growth opportunities in the residential appraisal management business.  We are developing the business and have established goals for it to become a positive cash and earnings contributor.  Development of the business is occurring through increased appraisal order volume as we have added new lending customers during 2008 and into 2009.

Going Concern Considerations - If the cash flows from our mortgage securities are less than currently anticipated and we are unable to invest in profitable operations and restructure our contractual obligations, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.  Due to the fact that we have a negative net worth, and that we do not currently have ongoing significant business operations that are profitable, it is unlikely that we will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future.  To the extent we require additional liquidity and cannot obtain it, we will be forced to file for bankruptcy.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business.  There is substantial doubt that we will be able to continue as a going concern and, therefore, may be unable to realize our assets and discharge our liabilities in the normal course of business.  The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Strategy - Management is focused on building an operation or group of operations to restore our financial strength.  If and when opportunities arise, available cash resources will be used to invest in or start businesses that can generate income and cash.  Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model.

The key performance measures for executive management are:

•	maintenance of adequate liquidity to sustain us and allow us to take advantage of investment opportunity, and
•	generating income for our shareholders.

The following selected key performance metrics are derived from our consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)

	December 31,
	2008	2007
Cash and cash equivalents, including restricted cash	$30,836	$34,362

Net loss income available to common shareholders, per diluted share	(72.37)	(78.55)

Liquidity – During 2008, we received $86.8 million in cash on our securities portfolio.  However, we used significant amounts of cash to repay outstanding borrowings, pay for costs related to our legacy mortgage lending and servicing operations, pay for current administrative costs and invest in StreetLinks.   As of December 31, 2008, we had $30.8 million in cash, cash equivalents and restricted cash, a decrease of $3.5 million from December 31, 2007.  As of May 27, 2009, we have $23.4 million in cash and cash equivalents (including restricted cash).   We face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue as a going concern and avoid bankruptcy.  See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As part of our near-term future strategy, we will focus on minimizing losses, preserving liquidity and investing in opportunities that can contribute positively to our liquidity position.  Our mortgage securities are our primary source of new cash flows.  Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions.  We have no outstanding lending facilities available for liquidity purposes.  In addition, we have significant outstanding obligations relating to our discontinued operations, as well as payment obligations with respect to unsecured debt.  Our liquidity consists solely of cash and cash equivalents.

Significant Recent Events – As discussed above under Corporate Overview, Background and Strategy, during 2008 we acquired a majority interest in StreetLinks National Appraisal Services LLC (“StreetLinks”), a residential appraisal management company.  Subsequent to 2008, during April 2009, we renegotiated the terms our junior subordinated debentures and we committed to acquire a majority ownership in Advent Financial Services LLC.  Advent is in its start-up phase and will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals.

Impact of Consolidation of Securitized Mortgage Assets on Our Financial Statements

The discussions of our financial condition and results of operation below provide analysis for the changes in our balance sheet and income statement as presented using Generally Accepted Accounting Principles in the United States of America ("GAAP").  Mortgage loans – held-in-portfolio and certain of our mortgage securities – trading are owned by trusts established when those assets were securitized.  The trusts issued asset-backed bonds to finance the assets.  In accordance with GAAP, we have consolidated these trusts.  Due to significant events that have occurred subsequent to the securitization of these assets, we no longer have a significant economic benefit from these assets.  We have provided additional disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Assets and Liabilities of Consolidated Securitization Trusts to demonstrate the impact of the trusts on our consolidated financial statements.

Financial Condition as of December 31, 2008 as Compared to December 31, 2007

Cash and Cash Equivalents.  See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Restricted Cash.  Certain states required that we post surety bonds in connection with our former mortgage lending operations.  During 2007, the sureties required that we provide letters of credit to support our reimbursement obligations to the sureties.  In order to arrange these letters of credit, we were required to collateralize the letters of credit with cash.  During the first quarter of 2008, we terminated the surety bonds when we surrendered state lending licenses as a result of the discontinuation of our mortgage lending operations.  The sureties returned a portion of the cash collateral during 2008 ($3.0 million), but continue to hold $6.0 million of the collateral as a hedge against any claims that may be brought during the tail period.  The timing of the return of the remaining cash is at the discretion of the sureties and is dependent upon their interpretation of the tail period for filing claims under the various state licensing regulations.  No claims have been made against the surety bonds and none are expected to be brought, especially considering the significant amount of time that has elapsed since the bonds were cancelled and since we last originated any mortgage loans.  Management expects the cash to be fully returned.  However, the timing for return is unknown.

Mortgage Loans - Held-in-Portfolio. Mortgage loans – held-in-portfolio consist of subprime mortgage loans which have been securitized and are owned by three separate trusts – NHES 2006-1, NHES 2006MTA-1 and NHES 2007-1.  We consolidate these trusts for GAAP reporting.

The mortgage loans – held-in-portfolio balance has declined as their value has decreased significantly.  The value is dependent largely in part on their credit quality and performance.  The credit quality of the portfolio continues to worsen and delinquencies have increased dramatically during the past two years.  Therefore, we significantly increased the allowance for losses on these loans.  The allowance has increased from $22.5 million as of January 1, 2007 to $230.1 million as of December 31, 2007 to $776.0 as of December 31, 2008.  Additionally, the balance of mortgage loans – held-in-portfolio has decreased due to regular borrower repayments.  During 2008 and 2007, respectively, the trusts received repayments of the mortgage loans totaling $288.2 million and $824.1 million.  These balances will continue to decline either through normal borrower repayments or through continued devaluation as delinquencies, foreclosures and losses occur.

As discussed under the heading Assets and Liabilities of Consolidated Securitization Trusts, these assets have no economic benefit to us and we have no control over these assets.  We have also provided the assets and liabilities of the trusts on a separate and combined basis.

Mortgage Securities – Trading and Available-for-Sale.  The securities we own are generally securities we retained after the securitization of mortgage loans we originated prior to 2007.  For all loan securitizations, we retained the residual interest bond, which means we receive the net of the principal and interest received on the underlying loans within the securitized trust less the principal and interest paid on the bonds issued by the trust, mortgage insurance premiums, servicing fees and other miscellaneous fees.  For any loans that incur prepayment penalty fees, we receive those fees through the residual interest.  In some securitization transactions, we also retained regular principal and interest bonds.  Generally, these bonds were the lowest rated bonds issued by the trust or these bonds were not rated.  Additionally, we have purchased some mortgage securities in the open market from unrelated entities.  Upon acquisition of the bonds, we classified the securities as either trading or available-for-sale.  No changes have been made to the classifications.

Significant deterioration in the quality of the mortgage loans serving as collateral for our mortgage securities has caused a devaluation of the securities.  In general, the default rate on the underlying loans has increased dramatically over the past two years.  Defaults are the result of national economic conditions that have led to job losses, severe declines in housing prices and the inability for credit-challenged individuals to refinance mortgage loans.  In many cases, the securities we own have ceased to generate cash flow and we expect cash flow to continue to decline during the coming year.  We have consistently written the value of our securities down over the past two years.

The following tables provide details of our mortgage securities.

Table 2 − Values of Individual Mortgage Securities – Available-for-Sale
(dollars in thousands)

	For the Year Ended December 31,
	2008				2007
Securitization Trust (A)	Estimated Fair Value	Discount Rate	Constant Pre- payment Rate	Expected Credit Losses	Estimated Fair Value	Discount Rate	Constant Pre- payment Rate	Expected Credit Losses
NMFT Series :
2002-3	$2,041	25%	16%	0.8%	$1,932	25%	24%	0.6%
2003-1	5,108	25	13	2.0	3,260	25	20	1.7
2003-2	2,272	25	12	1.9	2,817	25	18	1.2
2003-3	2,402	25	12	2.7	1,233	25	16	1.2
2003-4	1	25	13	2.7	1,279	25	20	1.6
2004-1	16	25	15	3.4	180	25	24	2.4
2004-2	27	25	14	3.5	180	25	23	2.4
2004-3	73	25	15	4.4	986	25	24	3.0
2004-4	11	25	16	4.3	48	25	26	2.6
2005-1	−	25	17	6.2	512	25	27	3.6
2005-2	−	25	16	7.0	642	25	24	3.3
2005-3	−	25	17	9.3	1,562	25	24	3.6
2005-4	3	25	18	11.5	1,556	25	27	4.5
2006-2	73	25	19	17.0	2,301	25	32	6.8
2006-3	125	25	20	19.8	2,994	25	31	8.4
2006-4	136	25	20	20.0	2,960	25	32	8.2
2006-5	214	25	20	24.0	4,217	25	31	11.0
2006-6	286	25	19	24.4	4,712	25	30	10.0
Total	$12,788				$33,371

(A) We established the trust upon securitization of the underlying loans, which generally were originated by us.

Table 3 — Mortgage Securities - Trading
(dollars in thousands)
As of December 31, 2008

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	$12,505	$11,891	$833	3	6.25%
Non-investment Grade (B)	422,609	406,125	5,547	87	8.08
Total Subordinated Securities	435,114	418,016	6,380	90	7.84
Residual Securities:
Unrated	59,500	15,952	705	1	25.00
Total	$494,614	$433,968	$7,085	91	9.55%

As of December 31, 2007

S&P Rating	Original Face	Amortized Cost Basis	Fair Value	Number of Securities	Weighted Average Yield
Subordinated Securities:
Investment Grade (A)	$389,881	$367,581	$80,004	91	11.46%
Non-investment Grade (B)	45,233	38,514	4,458	17	17.05
Total Subordinated Securities	435,114	406,095	84,462	108	11.76
Residual Securities:
Unrated	N/A	41,275	24,741	1	21.00
Total	$435,114	$447,370	$109,203	109	13.85%

(A)	Investment grade includes all securities with S&P ratings above BB+.
(B)	Non-investment grade includes all securities with S&P ratings below BBB-.

We re-securitized, by way of a Collateralized Debt Obligation (CDO), some of the mortgage securities – trading we own in the first quarter of 2007.  We retained a residual interest in the CDO.  However, due to the poor performance of the securities within the CDO, our residual interest in the CDO is not providing any cash flow to us and has no value.  As discussed under the heading Assets and Liabilities of Consolidated Securitization Trusts, the assets in the CDO have no economic benefit to us and we have no control over these assets.  We have also provided the assets and liabilities of the trusts on a separate and combined basis.

Real Estate Owned.  Real estate owned includes the value of properties for foreclosed loans owned by securitization trusts, as discussed under Mortgage Loans – Held-in-Portfolio.  We consolidate the assets and liabilities as part of the securitization trust.  A servicer that is independent from us and the trusts services the mortgage loans and processes defaults for liquidation.  Proceeds from liquidation of this real estate will flow through the trust and will generally be paid to third party bondholders.  The amount of real estate owned is dependent upon the number of the overall mortgage loans outstanding, the rate of defaults, the timing of liquidations and the estimated value of the real estate.  The decrease in the amount of real estate owned from December 31, 2007 to December 31, 2008 results from the declining number of total loans as well as the decreasing estimated value of the real estate.

Under the heading Assets and Liabilities of Consolidated Securitization Trusts, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Accrued Interest Receivable. Accrued interest receivable includes the interest due from individual borrowers to the trusts who own the mortgage loans – held-in-portfolio.  For all mortgage loans that do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes 90 days delinquent.  For mortgage loans that do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible.  Management generally deems all of the accrued interest on loans with mortgage interest to be collectible.  The quantity of delinquent loans has significantly increased, as a percent of total loans outstanding, from December 31, 2007 to December 31, 2008.  Therefore, the amount of accrued interest has also increased.

Under the heading Assets and Liabilities of Consolidated Securitization Trusts, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Other Assets.  Other assets includes the value of derivative instruments owned by the CDO securitization trust, prepaid insurance, capitalized furniture and office equipment, appraisal fee receivables and other minor receivables.  Generally, these assets have declined as we have decreased the size of our business operations.

Assets of Discontinued Operations.  During 2007 and 2008, we discontinued our mortgage lending operations.  As of December 31, 2007 and December 31, 2008, we owned mortgage loans – held-for-sale and real estate owned related to the mortgage lending business.  The amount of these assets declined during 2008 as the assets were either liquidated or were further devalued based on the current market conditions.

Asset-backed Bonds Secured by Mortgage Assets.  During 2006 and 2007, we executed three mortgage loans securitizations and one mortgage security re-securitization (a CDO).  We consolidate the assets and liabilities of the securitization trusts under GAAP.  The asset-backed bonds are obligations of the trusts and will be repaid using collections of the securitized assets.  The trusts have no recourse to our other, unsecuritized assets.  The assets securing these obligations are discussed under the headings “Mortgage loans – held-in-portfolio” and “Mortgage securities – trading.”  The balances of the asset-backed bonds have decreased during 2008 as the bonds have repaid.  We record the value of the bonds secured by loans at the value of the proceeds, less repayments.  We record the CDO (secured by mortgage securities) at its market value.  These balances will decrease going forward as the underlying assets repay or may be charged off as the assets are deemed to be insufficient to fully repay the bond obligations.

Under the heading Assets and Liabilities of Consolidated Securitization Trusts, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Short-term Borrowings Secured by Mortgage Securities.  Prior to 2008, we entered short-term lending facilities to finance our mortgage assets, other than those securities that were owned by a securitization trust (see Asset-backed Bonds Secured by Mortgage Assets).  As of December 31, 2007, we had an aggregate of $45.5 million outstanding under three separate agreements with aggregate borrowing capacity of $840 million.  During 2008, we repaid all amounts outstanding and terminated the lending agreements.

Junior Subordinated Debentures.  We have $78.1 million in principal amount of unsecured notes payable to two unconsolidated trusts, the balance sheet includes $77.3 million which is net of debt issuance costs.  These notes secure trust preferred securities issued by the trusts.  During 2008, these notes carried an interest rate of three-month LIBOR plus 3.5%.

During 2008, we purchased trust preferred securities with a par value of $6.9 million during 2008 for $0.6 million.  As a result, $6.9 million of principal and accrued interest of $0.2 million of the notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs were removed from the balance sheet resulting in a gain of $6.4 million, recorded to the “Gains on debt extinguishment” line item of the consolidated statements of operations.

Due to Servicer.  The mortgage loans – held-in-portfolio on our balance sheet have been securitized and we consolidate the securitized trust.  In accordance with the agreements for the securitized mortgage loans, the servicer of the loans is required to make regularly scheduled payments to the bondholders, regardless of whether the borrower has made payments as required.  The servicer is required to make advances from its own funds.  Upon liquidation of defaulted loans, the servicer is repaid the advanced funds.  Until such time as the loans liquidate, the trust has an obligation to the servicer, which we have classified as “Due to Servicer” on the balance sheet.  The amount of the obligation is dependent on the rate and timing of delinquencies of the individual borrowers.  During 2007 and 2008, the trusts experienced a significant increase in the amount of delinquencies, which increases the amount of advances the servicer has made to the bondholders and therefore increases the liability to the servicer.

Dividends Payable.  During 2004, we issued $74.8 million in cumulative redeemable preferred stock (Series C) with a dividend equivalent to 8.9%.  During 2007, we issued $50 million of redeemable preferred stock (Series D-1) with a dividend equivalent to 9.0%. We have failed to make all dividend payments since October 2007.  As a result, the Series D-1 dividend increased to an equivalent of 13.0%, retroactive and compounded to the beginning of the first quarter in which the dividends were not paid.  The unpaid dividends continue to accrue and have resulted in the large increase in unpaid dividends recorded in our balance sheet.

Accounts Payable and Other Liabilities.  Accounts payable and other liabilities includes the interest payable on borrowings, including the liabilities of the securitization trusts we consolidate, the value of derivatives included owned by the mortgage loan securitization trusts, taxes payable, obligations under our corporate office lease and miscellaneous accrued general and administrative expenses.  Generally, these liabilities have declined along with the size of our business operations.

Table 4— Accounts Payable and Other Liabilities
(dollars in thousands)
	December 31,
	2008	2007
Interest payable	$10,177	$6,879
Value of derivatives owned by mortgage loan securitization trusts	9,102	6,896
Obligations under office space lease	4,558	1,457
Taxes payable	3,893	11,362
Global facility financing fee	−	11,814
Accrued expenses and other liabilities	6,198	14,984

Total	$33,928	$53,392

Liabilities of Discontinued Operations.  During 2007 and 2008, we discontinued our mortgage lending operations.  At the end of 2007, we had significant outstanding obligations related to those operations.  As discussed further in “Item 3 Legal Proceedings” we had recorded a liability of $46.1 million for a judgment in a legal action arising in 2002.  The legal action was taken against our subsidiary, NovaStar Home Mortgage, Inc., and some of its officers.  During 2008, we settled this action and therefore we removed the liability.  The majority of the change in the liabilities of discontinued operations between December 31, 2007 and December 31, 2008 was related to the settlement of this obligation.  In the normal course of operations in 2008, we paid most of the other liabilities and obligations of the discontinued operations.

Stockholders’ Deficit.  As of December 31, 2007 our total liabilities exceeded our total assets under GAAP by $211.5 million.  By December 31, 2008, the deficit increased to $876.8 million.

The liabilities of the securitization trusts exceed the assets of those trusts as of December 31, 2008 and December 31, 2007 by $932.1 million and $271.6 million, respectively.  These amounts do include any adjustments for intercompany eliminations, see table 8 for further detail.  The severe devaluation of the mortgage assets, as discussed in the respective categories above, has resulted in the significant deficit of these trusts.  The assets and liabilities of these trusts are consolidated under GAAP.  Due to the significant impact to our financial statements of these trusts, we have also provided the assets and liabilities of the trusts on a separate and combined basis under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

The significant increase in our shareholders’ deficit during 2008 results from our large net loss, driven primarily by valuation allowances taken on our mortgage loans and securities and general and administrative expenses.

Results of Operations – Consolidated Earnings Comparisons

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Net Interest (Expense) Income.  As discussed above, in general, our mortgage assets have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults.  Interest income has declined as these assets have declined due to repayments and liquidations.  Interest expense has declined as the related principals balances have declined.  Also, interest expense is adjustable, generally based on a spread to LIBOR.  LIBOR was lower during 2008 than 2007.

Table 5— Net Interest Expense
(dollars in thousands)
	For the Year Ended December 31,
	2008	2007
Interest income:
Mortgage securities	$46,997	$102,500
Mortgage loans held-in-portfolio	186,601	258,663
Other interest income	1,411	5,083
Total interest income	235,009	366,246
Interest expense:
Short-term borrowings secured by mortgage securities	436	23,649
Asset-backed bonds secured by mortgage loans	95,012	178,937
Asset-backed bonds secured by mortgage securities	13,271	17,635
Junior subordinated debentures	6,261	8,148
Total interest expense	114,980	228,369
Net interest income before provision for credit losses	120,029	137,877
Provision for credit losses	(707,364)	(265,288)
Net interest (expense) income	$(587,335)	$(127,411)

Provision for Credit Losses. The provision for credit losses relates to mortgage loans which have been securitized.  As discussed above, in general, the credit quality of the securitized mortgage loans significantly deteriorated during 2007 and 2008 due to national and international economic crises, housing price deterioration and mortgage loan credit defaults.  A significant portion of the securitized loans have become uncollectible or will only be partially collected. Approximately 5% of our loans held in portfolio were greater than 90 days delinquent at December 31, 2007, and approximately 6% were in foreclosure.  As of December 31, 2008, this delinquency percentage increased to approximately 20% while loans in foreclosure also increased to approximately 20%.  As loans transition into REO status, an estimated loss is recorded until the property is sold or liquidated.  For the NHEL 0601 and MTA 0601 transactions, we valued REO property at 55% and 55% of its current principal balance as of December 31, 2008, compared to 63% and 55% as of December 31, 2007, respectively.  Because of the increased loss severity, NHEL 0701 property was valued at 40% in 2008; a 5% decrease from 2007. Provisions for these losses have increased in connection with the declining credit quality of the loans.  We took charges to income totaling $707.4 million and 265.3 million during 2008 and 2007, respectively.

Gains on Debt Extinguishment.  See discussion under Financial Condition – Junior Subordinated Debentures.

(Losses) Gains on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. The derivative instruments for which the value is on our balance sheet are owned by securitization trusts.  Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents.  These derivative instruments are used to mitigate interest rate risk within the related securitization trust and will generally increase in value as short-term interest rates increase and decrease in value as rates decrease.

We also entered into three credit default swaps (“CDS”) during 2007 as part of our CDO transaction previously discussed.  The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB.

As a result of declining interest rates and declining values of the CDS, the losses on derivative instruments from continuing operations were $18.1 million and $11.0 million for the years ended December 31, 2008 and 2007, respectively.

Fair Value Adjustments. Adjustment for changes in value on our trading securities and the asset-backed bonds issued in our CDO transaction executed are recorded as Fair Value Adjustments.  The significant value declines in 2008 and 2007 were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities as well as poor credit performance of the underlying mortgage loans.  By the end of 2007, the total value of the trading securities and the asset-backed bonds had declined significantly, resulting in a lower overall adjustment in 2008 when compared to 2007.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.  The large impairments in 2008 and 2007 were primarily driven by an increase in actual and projected losses due to the deteriorating credit quality of the loans underlying the securities.  By the end of 2007, the total value of the available-for-sale securities had declined significantly, resulting in a lower overall impairment in 2008 when compared to 2007.

Premiums for Mortgage Loan Insurance.  Premiums for mortgage insurance are for credit default insurance for mortgage loans – held-in-portfolio, which have been securitized and are owned by securitization trusts.  The premiums are paid by the trust from the loan proceeds. Premiums are based on a percentage of the individual loan principal outstanding.  The decrease in premiums on mortgage loan insurance for 2008 as compared to 2007 is due to the decrease in loans-held-in-portfolio.

Appraisal Fee Income and Expense.  We acquired a majority interest in StreetLinks on August 1, 2008.  Fees are collected from customers (borrowers or lenders), a portion of which is paid to independent mortgage loan appraisers.  Fee income and expense is recognized when the appraisal is completed and delivered to the customer.

General and Administrative Expenses.  During late 2007 and into early 2008, we eliminated a significant portion of our administrative overhead.  We terminated officers and staff in our executive, information systems, legal, human resource and finance/accounting departments.  We also terminated numerous contracts for professional services.  One of management’s key focuses during 2008 was to reduce or eliminate all unnecessary general and administrative expenses.  The result of these efforts was a significant decline in the general administrative expenses for 2008.  Total general and administrative expenses decreased from $59.4 million during 2007 to $24.4 million during 2008.

Income Taxes.  Prior to 2006, we elected to be treated as a REIT for federal income tax purposes and, as a result, were not required to pay any corporate level income taxes as long as we met requirements prescribed for REIT qualification under the Internal Revenue Code.  During 2007, we were unable to satisfy the REIT distribution requirement for the tax year ended December 31, 2006, either in the form of cash or preferred stock.  This action resulted in our loss of REIT status retroactive to January 1, 2006.  Our failure to satisfy the REIT distribution test resulted from demands on our liquidity and the substantial decline in our market capitalization during 2007.  For 2007, we have filed a consolidated federal income tax return and we intend to file a consolidated federal income tax return for 2008.

During 2008, we recognized a tax benefit of $17.6 million from continuing operations.  Of this benefit, $13.8 million is an offset to the tax expense recorded on the gain in discontinued operations.   The remaining $3.8 million of tax benefit is primarily attributed to the release of tax liability related to uncertain tax positions due to the lapse of statute of limitations and changes in management’s judgment regarding those positions.  As discussed below, due to the valuation allowance recorded against deferred tax assets, no tax benefit is recognized on tax losses incurred in 2008.

During 2007, we recognized a tax expense of $66.5 million from continuing operations primarily attributed to a valuation allowance recorded against deferred taxes.

In accordance with Statement of Financial Accounting Standards 109, “Accounting for income taxes”, (“SFAS 109”), we examine and weigh all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized.  We consider the relevancy of historical and forecasted evidence when there has been a significant change in circumstances.  Additionally, we evaluate the realization of our recorded deferred tax assets on an interim and annual basis.  Based on the evidence available as of December 31, 2008 and 2007, including the significant pre-tax losses incurred, the liquidity issues we face and our decision to close all of our mortgage lending operations, we concluded that it is more likely than not that our entire net deferred tax asset will not be realized.  Based on these conclusions, we recorded a valuation allowance on 100% of the deferred tax asset as of December 31, 2008 and 2007.  In future periods, we will continue to monitor all factors that impact positive and negative evidence relating to our deferred tax assets.

As of December 31, 2008, we reflect $3.8 million in taxes payable, which is recorded in Accounts Payable and Other Liabilities.  This balance is primarily comprised of tax liability on uncertain tax positions, interest and penalties.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations for both continuing and discontinued operations, as of December 31, 2008, other than short-term borrowing arrangements.

Table 6 — Contractual Obligations
(dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-recourse - long—term debt (A)	$3,553,299	$696,611	$988,857	$531,767	$1,336,064
Junior subordinated debentures (B)	185,817	8,862	7,695	7,695	161,565
Operating leases (C)	13,694	6,184	6,887	436	187
Total, consolidated obligations	3,752,810	711,657	1,003,439	539,898	1,497,816
Non-recourse obligations	(3,553,299)	(696,611)	(988,857)	(531,767)	(1,336,064)

Recourse obligations	$199,511	$15,046	$14,582	$8,131	$161,752

(A)
The asset-backed bonds will be repaid only to the extent there is sufficient cash receipts on the underlying mortgage loans, which collateralize the debt.   The trusts that own these assets and asset-backed obligations have no recourse to us for any shortfall.  The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at December 31, 2008 for each respective obligation.

(B)
The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations.  Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at December 31, 2008 for each respective obligation.  On February 18, 2009, the Company, NMI, NovaStar Capital Trust I and NovaStar Capital Trust II (the “Trusts”) and the trust preferred security holders entered into agreements to exchange the existing preferred obligations for new preferred obligations.  The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.”, see note 21 to the consolidated financial statements for additional details.

(C)	The operating lease obligations do not include rental income of $1.9 million to be received under sublease contracts.

Liquidity and Capital Resources

During 2007 and 2008, we have taken numerous actions to reduce our cash needs and liquidity risk.  However, we continue to have going concern risk as a as a result of the cash requirements for our continuing and discontinued operations.

Our residual and subordinated mortgage securities are our only source of significant positive cash flows.  Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.  We have operating expenses associated with our administration, as well as payment obligations with respect to unsecured debt, including periodic interest payments with respect to junior subordinated debentures.  As discussed in Item 3. Legal Proceedings we are the subject of various legal proceedings, the outcome of which is uncertain.  We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.  If the cash flows from our mortgage securities are less than currently anticipated and we are unable to invest in a profitable basis, restructure our unsecured debt and contractual obligations, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

As of May 27, 2009, we had approximately $23.4 million in cash on hand (including restricted cash).  In addition to our operating expenses, which currently range from approximately $750,000 to $1.5 million per month we have quarterly interest payments due on our trust preferred securities.  The next payment on the trust preferred securities is due on June 30, 2009 and totals $0.4 million.  Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet these payment needs.  However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections.  Therefore, no assurances can be given that we will be able to meet our cash flow needs, in which case we would be required to seek protection of applicable bankruptcy laws.

Overview of Cash Flow for the Year Ended December 31, 2008

During 2007 and early 2008, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations.  Prior to exiting the lending business, we sold the majority of the loans we originated to securitization trusts.  Three of these securitization trusts are consolidated for financial reporting under GAAP, which means all of the assets and the liabilities of the trust are included in our consolidated financial statements.  Our results of operations and cash flows include the activity of these trusts.  The cash proceeds from the repayment of the loan collateral are owned by the trust and serve to only repay the obligations of the trust.  We do not collect the cash and we are not responsible for the obligations of the trust.  Principal and interest on the bonds (securities) of the trust can only be paid if there is sufficient cash flow the underlying collateral.  We own some of the securities issued by the trust, which are our only source of available cash flow.  As a result of the national economic crises, the loans within these trusts have very high rates of default.  Therefore, the cash flow on the securities we own has declined significantly within the past two years.

We have provided a summary of the cash flow for the securitization trusts under the heading Assets and Liabilities of Consolidated Securitization Trusts.

Following are the primary and simplified sources of cash receipts and disbursements, excluding the impact of the securitization trusts.

 (dollars in thousands)

For the Year Ended December 31, 2008

Primary sources:
Payments received on mortgage securities	$59,912
Payments received on mortgage loans – held-for-sale	4,024

Primary uses:
Repayment of short-term borrowings	(45,488)
Payment of general, administrative and capital expenditures	(37,832)

Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for years ended December 31, 2008 and 2007.

Table 7 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$29,566	$(445,788)
Cash flows provided by investing activities	493,803	1,073,063
Cash flows used in financing activities	(523,719)	(752,433)

Operating Activities. Net cash used in operating activities decreased by $475.4 million in 2008 as compared to 2007.  We discontinued all servicing and lending operations and therefore, used significantly less cash in operations.  The source of this cash flow is income on our mortgage securities.

Investing Activities. In 2008, net cash provided by investing activities decreased by $579.3 million as compared to 2007.  Our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio.   Cash proceeds from the sale of assets acquired through foreclosure have increased as our foreclosed loan activity has increased significantly.  We also experienced a decrease in paydowns on our mortgage securities – available-for-sale during 2008 as compared to 2007 as a result of poor credit performance of the underlying loans.

Financing Activities. Net cash used in financing activities decreased by $228.7 million in 2008 as compared 2007. The decrease is primarily due to the issuance of $2.1 billion of asset-backed bonds during the first quarter of 2007 from a CDO and a loan securitization both structured as financing transactions for accounting purposes. This was somewhat offset by cash used in financing activities from discontinued operations in 2007. All short term borrowings were also paid off in 2008 and we also experienced a decrease in paydowns of our asset-backed bonds during the year.

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows is the proceeds we receive from our mortgage securities. For the year ended December 31, 2008 we received $86.8 million in proceeds from repayments on mortgage securities. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

•	Higher credit losses have decreased cash available to distribute with respect to our securities,
•	As short-term interest rates decline, the net spread to us increases and if short-term interest rates increase, the spread we receive will decline,
•	We have lower average balances of our mortgage securities—available-for-sale portfolio as the securities have paid down and we have not acquired new bonds.

Collateral Returned from Surety Bond Holders. See discussion under Restricted Cash. We received $3.0 million in cash as collateral was returned from surety bond holders during 2008. We have $6.0 million collateral outstanding for surety bond holders. When the cash collateralizing the surety bond letters of credit is released, it will become unrestricted and available for general corporate purposes. We cannot predict the timing of the release.

Proceeds from Repayments of Mortgage Loans. As we discussed above, significant cash is collected by the securitization trusts from the payment of principal and interest on securitized loans and securities. The cash is trapped by the trust and is used to repay obligations (primarily to bondholders) of the trust. The cash is not available to us and we are not responsible for the obligations of the trust. For the year ended December 31, 2008 repayments on the mortgage loans held-in-portfolio totaled $288.2 million compared to $824.1 million during 2007.

Primary Uses of Cash

Payments of General and Administrative Expenses. We continue to have significant general and administrative expenses associated with managing and operating our business. These expenses include staff and management compensation and related benefit payments, professional expenses for audit, tax and related services, legal services, rent and general office operational costs.

Investment in Assets or Operating Businesses. To the extent we have cash available to invest in assets or operating businesses, management intends to do so. During 2008, we invested $0.7 million in StreetLinks, subsequent to 2008 we paid an additional $0.4 million due to certain performance targets being met and could pay up to $3.3 million if additional performance targets are met. Subsequent to 2008, we executed agreements to invest $2 million to acquire Advent and to further invest $2 million in Advent if performance targets are met.

Repayments of Long-Term Borrowings. As of December 31, 2008, we had $78.1 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, $77.3 million is included on the balance sheet which is net of debt issuance costs. For 2008, we made periodic interest payments based on a variable interest rate of three-month LIBOR plus 3.5% which resets quarterly. Subsequent to 2008, we restructured our obligations under the junior subordinated debentures, which we expect to reduce cash requirements for interest in the near term. See Table 6 for an estimate of our contractual obligations related to these junior subordinated debentures.

Repayments of Short-term Borrowings. During 2008, we repaid all short-term borrowings that were outstanding as of December 31, 2007, totaling $45.5 million. We have no outstanding borrowing arrangements and therefore no cash will be used to repay borrowings.

Common and Preferred Stock Dividend Payments. We did not declare any common stock dividends for the year ended December 31, 2008. We do not expect to pay any dividends for the foreseeable future.

Settlement of Legal Disputes. See “Item 3. Legal Proceedings.” During 2008, we made several payments to settle legal disputes resulting from our legacy lending and servicing operations, including $2 million in settlement of a 2002 claim against our subsidiary, NovaStar Home Mortgage, Inc. We have several pending legal actions. For those actions where we are the defendant, we are contesting plaintiffs’ claims. In the event we are not successful in our defense, we may be required to make payments for settlements or judgments.

Expenses Related to Discontinued Operations. We have ongoing expenses associated with our discontinued operations, including obligations under multiple office leases, software agreements, and other contractual obligations, that no longer contribute to our revenue producing operations. See “Other Liquidity Factors” for further discussion.

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

Assets and Liabilities of Consolidated Securitization Trusts

During 2006 and 2007, we executed loan securitization transactions that did not meet the criteria necessary for derecognition of the securitized assets and liabilities pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (“SFAS 140”) and related authoritative accounting literature. As a result, the assets and liabilities relating to this securitization are included in our consolidated financial statements.

At the time these loans were securitized, we owned significant beneficial interests in the securitized loan pools, including various subordinated bond classes and the residual interests in these pools. For the 2006 securitized loan pools, we owned the right to unilaterally place certain derivative instruments into the securitization trust and to repurchase a limited number of loans from the trust for any reason and at any time. For the 2007 securitized loan pool, we determined that it excessively benefited from the derivatives transferred to the trust at inception.

During 2007, we also securitized certain mortgage securities through a Collateralized Debt Obligation structure.

During and prior to 2008, the following events occurred that have significantly changed the economics of these securitized loan pools including:

1.	We sold a portion of the beneficial interests we owned,
2.	The credit losses on the securitized loans increased to the point where the remaining beneficial interests we own are not significant,
3.	We sold the right to service all securitized loans,
4.
We executed amendments to the securitization agreements for the 2006 loan pools whereby we relinquished all rights to place certain derivative instruments into the securitization trust and to repurchase a limited number of loans from the trust for any reason and at any time, and

5.	For the 2007 securitized loan pool, a significant portion of the derivatives placed into the trust have expired and the remaining derivatives will expire by the end of 2009.

While the securities, loans and bond liabilities, along with miscellaneous related assets and liabilities, remain on our balance sheet as presented in accordance with accounting principles generally accepted in the United States of America, we have no ability to control the assets, no obligations related to the trust payables, and no significant economic benefit from our ownership interests issued by the trust. Likewise, the income and expenses associated with these assets and liabilities represent earnings and costs of the securitization trust, but have no bearing on our performance due to the current economic condition of the trusts.

Below is financial information for each of the securitization trusts we consolidate and for the total of all consolidated trust balance sheets.

The discussion of the individual line items within this financial information is included in the discussion of our consolidated financial statements in the applicable forgoing sections of this report and is considered non-GAAP financial information.

Table 8 – Assets and Liabilities of Securitization Trusts (A) (B)
(dollars in thousands)

	December 31, 2008						December 31, 2007
	CDO		NHES 2006-1	NHES 2006 MTA1	NHES 2007-1	Total	CDO		NHES 2006-1	NHES 2006 MTA1	NHES 2007-1	Total
Assets
Mortgage loans – held in portfolio, net of allowance	$	−	$411,146	$523,183	$847,962	$1,782,291	$		$670,092	$756,912	$1,457,054	$2,884,058
Trading securities		5,199	−	−	−	5,199		72,239	−	−	−	72,239
Real estate owned		−	23,289	9,233	37,958	70,480		−	32,126	4,851	39,637	76,614
Accrued interest receivable		−	22,566	10,134	44,592	77,292		−	14,239	14,090	33,375	61,704
Other assets		2,043	−	−	−	2,043		4,473	−	−	−	4,473
Total assets		$7,242	$457,001	$542,550	$930,512	$1,937,305		$76,712	$716,457	$775,853	$1,530,066	$3,099,088

Liabilities and net deficiency in assets
Liabilities:
Asset-backed bonds secured by mortgage loans	$	−	$566,577	$700,335	$1,398,115	$2,665,027	$	−	$735,235	$765,361	$1,644,534	$3,145,130
Asset-backed bonds secured by mortgage securities		5,384	−	−	−	5,384		74,542	−	−	−	74,542
Other liabilities		24,748	47,418	22,401	104,439	199,006		21,945	33,533	22,356	73,231	151,065
Total liabilities		30,132	613,995	722,736	1,502,554	2,869,417		96,487	768,768	787,717	1,717,765	3,370,737
Total net deficiency in assets		(22,890)	(156,994)	(180,186)	(572,042)	(932,112)		(19,775)	(52,311)	(11,864)	(187,699)	(271,649)

Total liabilities and net deficiency in assets		$7,242	$457,001	$542,550	$930,512	$1,937,305		$76,712	$716,457	$775,853	$1,530,066	$3,099,088

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	The above financial information is considered non-GAAP.

Table 9 - Operating Results of Securitization Trusts (A) (B)
(dollars in thousands)

	For the Year Ended December 31, 2008					For the Year Ended December 31, 2007
	CDO	NHES 2006-1	NHES 2006 MTA1	NHES 2007-1	Total	CDO	NHES 2006-1	NHES 2006 MTA1	NHES 2007-1	Total
Interest Income	$26,306	$45,160	$27,555	$109,295	$208,316	$34,133	$68,068	$67,936	$120,665	$290,802
Interest expense	13,124	22,453	25,843	54,874	116,294	19,129	49,298	52,807	86,521	207,755
Provision for credit losses	−	(127,485)	(165,063)	(414,816)	(707,364)	−	(43,620)	(23,942)	(197,726)	(265,288)
Servicing fee expense	−	3,129	2,736	7,732	13,597	−	3,938	3,210	5,867	13,015
Mortgage insurance	−	4,216	292	11,310	15,818	−	5,409	323	10,730	16,462
Other income	(15,550)	6,393	−	(4,844)	(14,001)	(25,513)	(85)	−	(7,509)	(33,107)
General and administrative expenses	747	46	42	62	897	5,798	7	5	11	5,821
Net loss before tax expense	(3,115)	(105,776)	(166,421)	(384,343)	(659,655)	(16,307)	(34,289)	(12,351)	(187,699)	(250,646)

Tax expense	−	−	1,902	−	1,902	3,469	−	−	−	3,469

Net loss	$(3,115)	$(105,776)	$(168,323)	$(384,343)	$(661,557)	$(19,776)	$(34,289)	$(12,351)	$(187,699)	$(254,115)

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	The above financial information is considered non-GAAP.

Table 10 - Cash Flows of Securitization Trusts (A) (B)
(dollars in thousands)

	For the Year Ended December 31, 2008						For the Year Ended December 31, 2007
Net cash flow from:	CDO		NHES 2006-1	NHES 2006 MTA1	NHES 2007-1	Total	CDO	NHES 2006-1	NHES 2006 MTA1	NHES 2007-1	Total
Operating activities		$(7,441)	$27,320	$(4,415)	$43,622	$59,086	$25,244	$7,295	$(39,748)	$65,191	$57,982
Investing activities		16,135	135,777	70,706	195,954	418,572	(365,097)	315,726	321,479	173,813	445,921
Financing activities		(8,694)	(163,097)	(66,291)	(239,576)	(477,658)	339,853	(323,021)	(281,731)	(239,004)	(503,903)

Net cash flow		-	-	-	-	-	-	-	-	-	-
Cash, beginning of year		-	-	-	-	-	-	-	-	-	-

Cash, end of year	$	−	$-	$-	$-	$-	$-	$-	$-	$-	$-

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	The above financial information is considered non-GAAP.

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

When we had the ability to exert control over the transferred collateral in a securitization, the assets remained on our financial statements and a liability was recorded for the related asset-backed bonds. The servicing agreements that we executed for loans we securitized include a removal of accounts provision which gives the servicer the right, but not the obligation, to repurchase from the trust loans that are 90 days to 119 days delinquent. While we retained these servicing rights, we recorded the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value and the related repurchase obligation as a liability. However, in November 2007 we sold all of our mortgage servicing rights, including the removal of accounts rights, to a third party, which resulted in the removal of the mortgage loans subject to the removal of accounts provision from our balance sheet. In addition, we retained a “clean up” call option that could be exercised when the aggregate principal balance of the mortgage loans declined to ten percent or less of the original aggregated mortgage loan principal balance. However, we subsequently sold all of these clean up call rights, to the buyer of our mortgage servicing rights. We did retain separate independent rights to require the buyer of our mortgage servicing rights to repurchase loans from the trusts and subsequently sell them to us; we do not expect to exercise any of the call rights that we retained.

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

At each reporting period subsequent to the initial valuation of the residual securities, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices. See Note 3 to the consolidated financial statements for the residual security sensitivity analysis and Note 4 to the consolidated financial statements for the current fair value of our residual securities.

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

Approximately 5% of our loans held in portfolio were greater than 90 days delinquent at December 31, 2007, and approximately 6% were in foreclosure. As of December 31, 2008, this delinquency percentage increased to approximately 20% while loans in foreclosure also increased to approximately 20%. As loans transition into REO status, an estimated loss is recorded until the property is sold or liquidated. For the NHEL 0601 and MTA 0601 transactions, we valued REO property at 55% and 55% of its current principal balance as of December 31, 2008, compared to 63% and 55% as of December 31, 2007, respectively. Because of the increased loss severity, NHEL 0701 property was valued at 40% in 2008; a 5% decrease from 2007.

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

The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the consolidated balance sheets. We recognize fair value adjustments for the change in fair value of the bonds which are included in the “Fair value adjustments” line item on the consolidated statements of operations. We calculate interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and record interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the consolidated statements of operations.

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

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of our deferred tax assets will be realized, we consider all alternative sources of taxable income identified in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in SFAS 109 include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”). In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard will require acquisition costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. The adoption of this standard may have an impact on the accounting for certain costs related to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard may have an impact on the accounting of net income attributed to StreetLinks and any future acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 will impact its consolidated financial statements but could result in additional disclosures.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective as of November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to the PCAOB’s Interim Auditing Standards (AU) section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF -3-6-1). This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share ("EPS") under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company does not expect the adoption of this EITF will have a material impact on its financial condition or results of operation.

On September 15, 2008, the FASB issued two exposure drafts proposing amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Currently, the transfers of the Company’s mortgage loans in securitization transactions qualify for sale accounting treatment. The trusts used in the Company’s securitizations are not consolidated for financial reporting purposed because the trusts are qualifying special purpose entities (“QSPE”). Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on the balance sheet under GAAP. Under the proposed amendments, the concept of a QSPE would be eliminated and could potentially modify the consolidation conclusions. As proposed, these amendments would be effective for the Company at the beginning of 2010. The proposed amendments, if adopted, could require the Company to consolidate the assets and liabilities of the Company’s securitization trusts. This could have a significant effect on our financial condition as affected off-balance sheet loans and related liabilities would be recorded on the balance sheet.

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities (“VIEs”). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the Company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the Company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the Company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the Company’s involvement with the VIE and (iv) the impact on financial results related to the Company’s involvement with the VIE. Certain disclosures are also required where the Company is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. See Note 3 to the consolidated financial statements for the additional disclosures required by the FSP.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS No. 115. FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company does not expect the adoption of FSP EITF 99-20-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim financial reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009 , but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during second quarter 2009; however its adoption is not expected to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation, although it will require additional disclosures.

In May 2009, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this FSP will have a material impact on its financial condition or results of operation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	December 31,
	2008	2007
Assets
Unrestricted cash and cash equivalents	$24,790	$25,364
Restricted cash	6,046	8,998
Mortgage loans – held-in-portfolio, net of allowance of $776,001 and $230,138, respectively	1,772,838	2,870,013
Mortgage securities - trading	7,085	109,203
Mortgage securities - available-for-sale	12,788	33,371
Real estate owned	70,480	76,614
Accrued interest receivable	77,292	61,704
Other assets	5,704	37,244
Assets of discontinued operations	1,441	8,255
Total assets	$1,978,464	$3,230,766

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,599,351	$3,065,746
Asset-backed bonds secured by mortgage securities	5,376	74,385
Short-term borrowings secured by mortgage securities	-	45,488
Junior subordinated debentures	77,323	83,561
Due to servicer	117,635	56,450
Dividends payable	19,088	3,816
Accounts payable and other liabilities	33,928	53,392
Liabilities of discontinued operations	2,536	59,416
Total liabilities	2,855,237	3,442,254

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,368,053 and 9,439,273 shares, issued and outstanding, respectively	94	94
Additional paid-in capital	786,279	786,342
Accumulated deficit	(1,671,984)	(996,649)
Accumulated other comprehensive income (loss)	8,926	(1,117)
Other	(139)	(209)
Total shareholders’ deficit	(876,773)	(211,488)
Total liabilities and shareholders’ deficit	$1,978,464	$3,230,766

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share amounts)

	For the Year Ended December 31,
	2008	2007
Interest income	$235,009	$366,246
Interest expense	114,980	228,369
Net interest income before provision for credit losses	120,029	137,877
Provision for credit losses	(707,364)	(265,288)
Net interest expense after provision for credit losses	(587,335)	(127,411)

Other operating expense:
Gains on debt extinguishment	6,418	-
Losses on derivative instruments	(18,094)	(10,997)
Fair value adjustments	(25,743)	(85,803)
Impairments on mortgage securities – available-for-sale	(23,100)	(98,692)
Servicing fee expense	(13,596)	(2,592)
Appraisal fee income	2,524	-
Appraisal fee expense	(1,693)	-
Premiums for mortgage loan insurance	(15,847)	(16,462)
Other (expense) income, net	(19)	392
Total other operating expense	(89,150)	(214,154)

General and administrative expenses:
Office administration	9,407	12,565
Professional and outside services	7,019	21,811
Compensation and benefits	5,944	27,688
Other appraisal management expenses	1,170	-
Other expense (income)	881	(2,644)
Total general and administrative expenses	24,421	59,420

Loss from continuing operations before income tax (benefit)	(700,906)	(400,985)
Income tax (benefit) expense	(17,594)	66,512
Loss from continuing operations	(683,312)	(467,497)
Income (loss)from discontinued operations, net of income tax	22,830	(256,780)
Net loss	$(660,482)	$(724,277)
Basic earnings per share:
Loss from continuing operations available to common shareholders	$(74.81)	$(51.04)
Income (loss) from discontinued operations, net of income tax	2.44	(27.51)
Net loss available to common shareholders	$(72.37)	$(78.55)
Diluted earnings per share:
Loss from continuing operations available to common shareholders	$(74.81)	$(51.04)
Income (loss) from discontinued operations, net of income tax	2.44	(27.51)
Net loss available to common shareholders	$(72.37)	$(78.55)
Weighted average basic shares outstanding	9,338,131	9,332,405
Weighted average diluted shares outstanding	9,338,131	9,332,405

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Share- holders’ Equity (Deficit)
Balance, January 1, 2007	$30	$-	$93	$742,028	$(263,572)	$36,548	$(557)	$514,570
Cumulative effect adjustment from adoption of SFAS 157	-	-	-	-	5,430	-	-	5,430
Cumulative effect adjustment from adoption of SFAS 159	-	-	-	-	(1,131)	1,131	-	-
Cumulative effect adjustment from adoption of FIN 48	-	-	-	-	(1,072)	-	-	(1,072)
Forgiveness of founders’ notes receivable	-	-	-	-	-	-	348	348
Issuance of preferred stock, 2,100,000 shares	-	21	-	43,591	-	-	-	43,612
Preferred stock beneficial conversion feature	-	-	-	3,825	(3,825)	-	-	-
Issuance of common stock, 35,094 shares	-	-	-	3,190	-	-	-	3,190
Issuance of stock under stock compensation plans, 88,867 shares	-	-	1	209	-	-	-	210
Compensation recognized under stock compensation plans	-	-	-	707	-	-	-	707
Dividends on preferred stock ($1.67 per share declared)	-	-	-		(8,805)	-	-	(8,805)
Reversal of tax benefit derived from capitalization of affiliates	-	-	-	(7,195)		-	-	(7,195)
Other	-	-		(13)	603	-	-	590
Comprehensive loss:
Net loss	-	-	-	-	(724,277)	-	-	(724,277)
Other comprehensive loss	-	-	-	-	-	(38,796)	-	(38,796)
Total comprehensive loss	-	-	-	-	-	-	-	(763,073)
Balance, December 31, 2007	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)

Continued

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Share- holders’ Deficit
Balance, January 1, 2008	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)
Forgiveness of founders’ notes receivable	-	-	-	-	-	-	70	70
Compensation recognized under stock compensation plans	-	-	-	(63)	-	-	-	(63)
Accumulating dividends on preferred stock	-	-	-	-	(15,273)	-	-	(15,273)
Other	-	-	-	-	420	-	-	420
Comprehensive loss:
Net loss	-	-	-	-	(660,482)	-	-	(660,482)
Other comprehensive loss	-	-	-	-	-	10,043	-	10,043
Total comprehensive loss	-	-	-	-	-	-	-	(650,439)
Balance, December 31, 2008	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$(139)	$(876,773)

See notes to consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(660,482)	$(724,277)
Income (loss) from discontinued operations	22,830	(256,780)
Loss from continuing operations	(683,312)	(467,497)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Impairment on mortgage securities - available-for-sale	23,100	98,692
Losses on derivative instruments	18,094	10,997
Depreciation expense	1,124	2,865
Amortization of deferred debt issuance costs	3,081	1,696
Compensation recognized under stock compensation plans	(63)	707
Provision for credit losses	707,364	265,288
Amortization of premiums on mortgage loans	13,366	4,805
Interest capitalized on loans held-in-portfolio	(19,858)	(41,973)
Forgiveness of founders’ promissory notes	70	348
Provision for deferred income taxes	(13,805)	41,620
Fair value adjustments	25,743	85,803
Accretion of available-for-sale and trading securities	(50,399)	(99,773)
Gains on debt extinguishment	(6,418)	-
Changes in:
Accrued interest receivable	(15,588)	(31,855)
Derivative instruments, net	673	3,496
Other assets	5,654	37,283
Due to servicer	61,185	56,450
Accounts payable and other liabilities	(26,030)	34,515
Net cash provided by operating activities from continuing operations	43,981	3,467
Net cash used in operating activities from discontinued operations	(14,415)	(449,255)
Net cash provided by (used in) operating activities	29,566	(445,788)

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities - available-for-sale	26,899	188,443
Proceeds from paydowns of mortgage securities - trading	59,912	46,731
Purchase of mortgage securities - trading	-	(21,957)
Proceeds from sale of mortgage securities - trading	-	7,420
Proceeds from repayments of mortgage loans held-in-portfolio	288,243	824,060
Proceeds from sales of assets acquired through foreclosure	114,194	6,288
Restricted cash proceeds (payments)	2,952	(8,998)
Purchases of property and equipment	(25)	(3,132)
Acquisition of businesses, net of cash acquired	(710)	-
Net cash provided by investing activities	491,465	1,038,855
Net cash provided by investing activities from discontinued operations	2,114	34,208
Net cash provided by investing activities	493,579	1,073,063

Continued

	For the Year Ended December 31,
	2008		2007
Cash flows from financing activities:
Proceeds from issuance of asset-backed bonds	-		2,111,415
Payments on asset-backed bonds	(477,662)		(797,101)
Proceeds from issuance of capital stock and exercise of equity instruments, net of offering costs	-		47,012
Net change in short-term borrowings	(45,488)		(458,192)
Repurchase of trust preferred debt	(550)		-
Dividends paid on vested options	-		(405)
Dividends paid on preferred stock	-		(6,653)
Net cash (used in) provided by financing activities from continuing operations	(523,700)		896,076
Net cash used in financing activities from discontinued operations	(19)		(1,648,509)
Net cash (used in) provided by financing activities	(523,719	) )	(752,433)
Net decrease in cash and cash equivalents	(574)		(125,158)
Cash and cash equivalents, beginning of period	25,364		150,522
Cash and cash equivalents, end of period	$24,790		$25,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007
Cash paid for interest	$111,949	$310,293
Cash paid for income taxes	3,679	6,012
Cash received on mortgage securities – available-for-sale with no cost basis	3,401	3,475
Non-cash investing and financing activities:
Transfer of loans to held-in-portfolio from held-for-sale	-	1,880,340
Transfer of mortgage securities available-for-sale to trading (A)	-	46,683
Assets acquired through foreclosure	108,172	120,148
Cost basis of securities retained in securitizations	-	56,387
Tax benefit derived from capitalization of affiliate	-	7,195
Preferred stock dividends accrued, not yet paid	15,273	3,816

(A) Transfer was made upon adoption of SFAS 159.

See notes to consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Going Concern Considerations, Liquidity and Business Plan

Description of Operations - NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) hold certain non-conforming residential mortgage securities. A majority-owned subsidiary of the Company, StreetLinks National Appraisal Services LLC, is a residential mortgage appraisal management company.

Effective August 1, 2008, the Company acquired a 75 percent interest in StreetLinks National Appraisal Services LLC (StreetLinks), a residential mortgage appraisal company, for an initial cash purchase price of $750,000 plus future payments contingent upon StreetLinks reaching certain earnings targets. Results of operations from August 1, 2008 forward are included in the consolidated statement of operations. Simultaneously with the acquisition, the Company transferred ownership of 5 percent of StreetLinks to the Chief Executive Officer of StreetLinks.

During 2009, the Company acquired a majority interest in Advent Financial Services LLC, a start up operation which will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Management is continuing to evaluate opportunities to invest excess cash as it is available.

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

Financial Statement Presentation - The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, reserve for losses on third party sales, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The consolidated financial statements of the Company include the accounts of all wholly-owned and majority- owned subsidiaries. Investments in entities for which the Company has significant influence are accounted for under the equity method. Intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Considerations - As of December 31, 2008, the Company’s total liabilities exceeded its total assets under GAAP, resulting in a shareholders’ deficit. The Company’s losses, negative cash flows, shareholders’ deficit, and lack of significant operations raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, may not realize its assets and discharge its liabilities in the normal course of business. There is no assurance that cash flows will be sufficient to meet the Company’s obligations. The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company’s consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Liquidity - The Company had $24.8 million in unrestricted cash and cash equivalents at December 31, 2008, which was a decrease of $0.6 million from December 31, 2007. As of May 27, 2009, the Company had approximately $24.3 million in available cash on hand (including restricted cash). In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its trust preferred securities and intends to make payments in settlement of obligations related to its discontinued lending and servicing operations. The Company’s current projections indicate sufficient available cash and cash flows from its mortgage securities to meet these payment needs. However, the cash flow from the Company’s mortgage securities is volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. Therefore, no assurances can be given that the Company will be able to meet its cash flow needs, in which case it may seek protection of applicable bankruptcy laws.

The following summarizes the key sources and uses of cash for the Company during 2008:

•	The Company received $42.8 million in cash from its unsecuritized mortgage securities portfolio.
•
The Company used $45.5 million in cash to fully repay all secured borrowings and terminate all secured lending agreements. As a result, the Company has no short-term borrowing capacity or agreements currently available.

•	The Company paid general and administrative expenses, including those related to its discontinued lending and servicing operations, totaling $37.1 million.
•	The Company invested $0.7 million in StreetLinks.

Cash flows from mortgage loans – held-in-portfolio are used to repay the asset-backed bonds secured by mortgage loans and are not available to pay the Company’s other debts, the asset-backed bonds are obligations of the securitization trusts and will be repaid using collections of the securitized assets. The trusts have no recourse to the Company’s other, unsecuritized assets.

Business Plan - The Company will continue to focus on minimizing losses, preserving liquidity, and exploring operating company opportunities. The Company’s residual and subordinated mortgage securities are currently its only significant source of cash flows. Based on current projections, the cash flows from the mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. In addition, the Company has certain obligations relating to its discontinued operations. The Company also has significant obligations with respect to junior subordinated notes relating to the trust preferred securities. Subsequent to 2008, the Company restructured its obligations under the junior subordinated notes relating to trust preferred securities. The details of the restructure are discussed in Note 6.

As discussed above, the Company acquired a majority interest in an appraisal management company, StreetLinks, during the third quarter of 2008 and subsequent to 2008, the Company acquired a majority interest in Advent Financial Services LLC.

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000, temporarily increased from $100,000 to $250,000 per depositor effective October 3, 2008 through December 31, 2009. At December 31, 2008 and 2007, 43% and 71% of the Company’s cash and cash equivalents, including restricted cash, were with one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents and restricted cash aggregated $29.8 million and $27.4 million as of December 31, 2008 and 2007, respectively.

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

The servicing agreements the Company executed for loans it securitized include a removal of accounts provision which gave it the right, not the obligation, to repurchase mortgage loans from the trust. The removal of accounts provision could be exercised for loans that were 90 days to 119 days delinquent. The Company recorded the mortgage loans subject to the removal of accounts provision in mortgage loans held-for-sale at fair value. In conjunction with the mortgage servicing rights sale in 2007, the removal of accounts provision was transferred to the buyer which resulted in the removal of the mortgage loans subject to the removal of accounts provision from the Company’s balance sheet. See Note 14 for further discussion of the removal of accounts provision and sale of mortgage servicing rights.

Mortgage Securities - Available-for-Sale Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual interests (the “residual securities”). The residual securities include interest-only mortgage securities, prepayment penalty bonds and overcollateralization bonds. The subordinated securities represent investment-grade and non-investment grade rated bonds which are senior to the residual interests but subordinated to the bonds sold to third party investors. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method was used in computing realized gains or losses.

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

Mortgage Securities – Trading consisted of one residual security at December 31, 2008 and 2007 with the remaining balance comprised of subordinated securities. See Mortgage Securities – Available-for-Sale for further details of the Company’s residual and subordinated securities.

The Company estimated initial fair value for the subordinated securities based on quoted market prices obtained from brokers. The Company estimates subsequent fair value for the subordinated securities based on quoted market prices obtained from brokers which are compared to internal discounted cash flows.

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

The Company sold its entire mortgage servicing rights portfolio on November 1, 2007. See Note 14 for further discussion.

Servicing Related Advances In its capacity as loan servicer, the Company advanced funds on behalf of borrowers for taxes, insurance and other customer service functions. These advances were routinely assessed for collectibility and any uncollectible advances were appropriately charged to earnings.

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

Derivative Instruments, net The Company uses derivative instruments with the objective of hedging interest rate risk. Interest rates on the Company’s liabilities typically adjust more frequently than interest rates on the Company’s assets. Derivative instruments are recorded at their fair value on the consolidated balance sheet. For derivative instruments that qualify for hedge accounting, any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income. Gains and losses reported as a component of accumulated other comprehensive (loss) income are reclassified into earnings as the forecasted transactions occur. Changes in fair value of derivative instruments related to hedge ineffectiveness and non-hedge activity are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the Company’s consolidated statements of operations. For those derivative instruments that do not qualify for hedge accounting, changes in the fair value of the instruments are recorded as adjustments to earnings through the gains (losses) on derivative instruments line item of the Company’s consolidated statements of operations. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included in other liabilities on the Company’s balance sheet as of December 31, 2008 and other assets as of December 31, 2007.

Property and Equipment, net Leasehold improvements, furniture and fixtures and office and computer equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are leasehold improvements, lesser of 5 years or remaining lease term, furniture and fixtures, 5 years, and office and computer equipment, 3 to 5 years.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation expense related to continuing operations for the years ended December 31, 2008 and 2007 was $1.1 million and $2.9 million, respectively. There was no depreciation expense related to discontinued operations for the year ended December 31, 2008. For 2007, depreciation expense related to discontinued operations was $6.0 million.

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

In conjunction with the mortgage servicing rights sale in 2007, the removal of accounts provision was transferred to the buyer which resulted in the removal of the related obligation from the Company’s balance sheet. See Note 14 for further discussion of the removal of accounts provision and the sale of mortgage servicing rights.

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

The following is a description of the methods used by the Company to transfer assets including the related accounting treatment under each method. There were no assets transferred for the year ended December 31, 2008.

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

Reserve for Losses – Loans Sold to Third Parties The Company maintains a reserve for the representation and warranty liabilities related to loans sold to third parties, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the consolidated balance sheet, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the loan. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the operating results of discontinued operations as a reduction of gains (losses) on sales of mortgage assets.

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

Fee Income  During the year ended December 31, 2008, the Company received fee income from appraisal and broker fees.   For 2007, the Company received fee income from broker, loan origination and service fees. The following describes fee income sources and the related accounting treatment:

•
Appraisal Fees  Appraisal fees are collected as part of the appraisal management process performed by StreetLinks based on negotiated rates with each appraiser.  Revenue is recognized when the appraisal is completed and provided to the lender or borrower, depending on who placed the order.

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

Stock-Based Compensation  At December 31, 2008, the Company had one stock-based employee compensation plan, which is described more fully in Note 19 and is accounted for using FASB Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.”

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

Since the Company terminated its REIT status effective January 1, 2006 and was taxable as a C corporation for 2007 and 2008, the Company recorded deferred taxes based on the estimated cumulative temporary differences as of December 31, 2008 and 2007.

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Accordingly, the more negative evidence that exists requires more positive evidence to counter, thus making it more difficult to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax assets.  Cumulative losses in recent years is significant negative evidence that is difficult to overcome when determining the need for a valuation allowance.  Similarly, cumulative earnings in recent years represent significant positive objective evidence.  If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

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

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of the Company’s deferred tax assets will be realized, the Company considers all alternative sources of taxable income identified in determining the amount of valuation allowance to be recorded.  Alternative sources of taxable income identified in FAS 109 include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

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

Discontinued Operations  As a result of the significant deterioration in the subprime secondary markets, during 2007, the Audit Committee of the Board of Directors of the Company committed to workforce reductions pursuant to plans of termination (the "Exit Plans") as described in FASB Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  The Company undertook these Exit Plans to align its organization and costs with its decision to discontinue its mortgage lending and mortgage servicing activities. The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease.  In accordance with SFAS 144, the Company has reclassified the operating results of its entire mortgage lending segment and loan servicing operations segment as discontinued operations in the consolidated statements of operations for the year ended December 31, 2008 and 2007.

On November 4, 2005, the Company adopted a formal plan to terminate substantially all of the branches operated by NovaStar Home Mortgage, Inc. (“NHMI”).  By June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations. The Company considers a branch to be discontinued upon its termination date, which is the point in time when the operations substantially cease. In accordance with SFAS 144, the Company has presented the operating results of NHMI as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008 and 2007.

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

Commitments to Originate Mortgage Loans  Commitments to originate mortgage loans - held-for-sale meet the definition of a derivative and are recorded at fair value and were classified as accounts payable and other liabilities in the Company’s consolidated balance sheets. The Company used the Black-Scholes option pricing model to determine the value of its commitments. Significant assumptions used in the valuation determination include volatility, strike price, current market price, expiration and one-month LIBOR.  There were no commitments to originate mortgage loans for the years ended December 31, 2008 and 2007.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard will require acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The minority interest related to the Streetlinks purchase is shown as a component of shareholders’ deficit.  The adoption of this standard may have an impact on the accounting of net income and shareholders’ deficit attributed to StreetLinks and any future acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS 161 will impact its consolidated financial statements but could result in additional disclosures.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective as of November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to the PCAOB’s Interim Auditing Standards (AU) section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF -3-6-1). This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share ("EPS") under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company has not determined the impact that the adoption of this EITF will have on its financial condition or results of operation.

On September 15, 2008, the FASB issued two exposure drafts proposing amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  Currently, the transfers of the Company’s mortgage loans in securitization transactions qualify for sale accounting treatment.  The trusts used in the Company’s securitizations are not consolidated for financial reporting purposed because the trusts are qualifying special purpose entities (“QSPE”).  Because the transfers qualify as sales and the trusts are not subject to consolidation, the assets and liabilities of the trusts are not reported on the balance sheet under GAAP.  Under the proposed amendments, the concept of a QSPE would be eliminated and could potentially modify the consolidation conclusions.  As proposed, these amendments would be effective for the Company at the beginning of 2010.  The proposed amendments, if adopted, could require the Company to consolidate the assets and liabilities of the Company’s securitization trusts.  This could have a significant effect on our financial condition as affected off-balance sheet loans and related liabilities would be recorded on the balance sheet.

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities (“VIEs”). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) the Company’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by the Company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by the Company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to the Company’s involvement with the VIE and (iv) the impact on financial results related to the Company’s involvement with the VIE. Certain disclosures are also required where the Company is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. See Note 3 to the consolidated financial statements for the additional disclosures required by the FSP.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS No. 115. FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company does not expect the adoption of FSP EITF 99-20-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim financial reporting, to require those disclosures in summarized financial information at interim reporting periods.  The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009 , but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during second quarter 2009; however its adoption is not expected to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation, although it will require additional disclosures.

In May 2009, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of this FSP will have a material impact on its financial condition or results of operation.

Note 3. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008	December 31, 2007
Mortgage loans – held-in-portfolio:
Outstanding principal	$2,529,791	$3,067,737
Net unamortized deferred origination costs	19,048	32,414
Amortized cost	2,548,839	3,100,151
Allowance for credit losses	(776,001)	(230,138)
Mortgage loans – held-in-portfolio	$1,772,838	$2,870,013
Weighted average coupon	8.00%	8.59%

The Company did not transfer any mortgage loans from its held-for-sale classification to held-in-portfolio during 2008.  In 2007 the Company transferred $1.9 billion of mortgage loans from its held-for-sale classification to held-in-portfolio. These loans were either subsequently securitized in transactions structured as financings or paid off.

Mortgage loans held-in-portfolio include loans that the Company has securitized in structures that are accounted for as financings. No securitization transactions were completed during 2008.  During 2007, the Company executed one securitization transaction, NovaStar Home Equity Series (“NHES”) 2007-1, which was accounted for as a financing under SFAS 140.  During 2006, the Company executed two securitization transactions accounted for as financings, NHES 2006-1 and NHES 2006-MTA1.  See below for details of the Company’s securitization transactions structured as financings during 2007.

The actual static pool credit loss as of December 31, 2008 was 2.71% and the cumulative projected static pool credit loss for the life of the securities is 27.5%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (dollars in thousands):

	For the Year Ended December 31,
	Total Principal Amount of Loans (A)		Principal Amount of Loans 60 Days or More Past Due		Net Credit Losses During the Year Ended December 31, (B)
	2008	2007	2008	2007	2008	2007
Loans securitized	$8,121,668	$10,087,692	$3,371,720	$1,806,141	$469,182	$231,814
Loans held-in-portfolio	2,684,213	3,215,695	1,270,261	572,943	155,765	15,458
Total loans securitized or held-in-portfolio	$10,805,881	$13,303,387	$4,641,981	$2,379,084	$624,947	$247,272

(A)	Includes assets acquired through foreclosure.
(B)	Represents the realized losses as reported by the securitization trusts for each period presented.

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

Details of the Company’s loan securitization transaction structured for accounting purposes as financings which closed during the year ended December 31, 2007 are as follows (dollars in thousands):

Securitization Name	Date Issued	Principal Balance of Loans Pledged	Bonds Issued (A)	Net Bond Proceeds	Interest Rate Spread Over One Month LIBOR (A)(B)
2007:
NHES 2007-1	February 28, 2007	$1,888,756	$1,794,386	$1,784,662	0.10%-1.75%

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The interest rate for the A-2A2 bond is fixed at 5.86%

Collateral for 27% and 21% of the mortgage loans held-in-portfolio outstanding as of December 31, 2008 was located in California and Florida, respectively.  Collateral for 26% and 20% of the mortgage loans held-in-portfolio outstanding as of December 31, 2007 was located in California and Florida, respectively.  Interest only loan products made up 22% and 7% of the loans classified as held-in-portfolio as of December 31, 2008 and 2007, respectively.  In addition, as of December 31, 2008, moving treasury average (“MTA”) loan products made up 27% of the loans classified as held-in-portfolio compared to 25% as of December 31, 2007. These MTA loans had $19.9 million and $41.9 million in negative amortization during 2008 and 2007, respectively. The Company has no other significant concentration of credit risk on mortgage loans.

At December 31, 2008 and 2007 all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

Mortgage loans – held-in-portfolio that the Company has placed on non-accrual status totaled $755.5 million and $402.7 million at December 31, 2008 and 2007, respectively. At December 31, 2008 the Company had $436.2 million in mortgage loans – held-in-portfolio past due 90 days or more, which were still accruing interest as compared to $169.8 million at December 31, 2007. These loans carried mortgage insurance and the accrual will be discontinued when in management’s opinion the interest is not collectible.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the two years ended December 31, 2008 (dollars in thousands):

	2008	2007
Balance, beginning of period	$230,138	$22,452
Provision for credit losses	707,364	265,288
Charge-offs, net of recoveries	(161,501)	(57,602)
Balance, end of period	$776,001	$230,138

FSP FAS 140-4 and FIN 46(R)-8, which was adopted by the Company on December 31, 2008, provides the disclosure requirements for transactions with variable interest entities (“VIEs”) or special purpose entities (“SPEs”) and transfers of financial assets in securitizations or asset-backed financing arrangements. Under this guidance, the Company is required to disclose information for consolidated VIEs, for VIEs in which the Company is the sponsor as defined below or is a significant variable interest holder (“Sponsor/Significant VIH”) and for VIEs that are established for securitizations and asset-backed financing arrangements. FSP FAS 140-4 and FIN 46(R)-8 has expanded the population of VIEs for which disclosure is required.

The Company has defined “sponsor” to include all transactions where the Company has transferred assets to a VIE and/or structured the VIE, regardless of whether or not the asset transfer has met the sale conditions in SFAS No. 140.  The Company discloses all instances where continued involvement with the assets exposes it to potential economic gain/(loss), regardless of whether or not that continued involvement is considered to be a variable interest in the VIE.

The Company’s only continued involvement, relating to these transactions, is retaining interests in the VIEs.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Securitization transactions – For the purposes of this disclosure, securitization transactions include transactions where the Company transferred mortgage loans and accounted for the transfer as a sale. This category includes both QSPEs and non-QSPEs and is reflected in the securitization section of this Note. QSPEs are commonly used by the Company in securitization transactions as described below. In accordance with SFAS No. 140 and FIN 46(R), the Company does not consolidate QSPEs.
http://www.sec.gov/Archives/edgar/data/65100/000095012309003322/y74695e10vk.htm - tocpage
Mortgage Loan VIEs - The Company consolidates securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by SFAS 140.  The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under SFAS 140 and related interpretations because after the loans were securitized the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remains the same. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under SFAS 140 and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. These transactions could continue to fail QSPE status and require consolidation and related disclosures. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. Therefore, these mortgage loans have been pledged to the bondholders in the VIEs, and these assets are included in the firm-owned assets pledged balance reported in Note 3. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of the Company; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

Collateralized Debt Obligations (CDO) - In the first quarter of 2007 the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under SFAS 140. This securitization did not meet the qualifying special purpose entity criteria under SFAS 140. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. The Company is not the primary beneficiary in this transaction.

Transactions with these VIEs are reflected in the Sponsor/Significant VIH table in instances where the Company has not transferred the assets to the VIE or in the Securitization tables where the Company has transferred assets and has accounted for the transfer as a sale.

Variable Interest Entities

FIN 46(R) requires an entity to consolidate a VIE if that entity holds a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. VIEs are reassessed for consolidation when reconsideration events occur. Reconsideration events include, changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE. Refer to Note 1 for further information.

There were no material reconsideration events during the period, other than those described in the Mortgage Loan VIEs section above.

The table below provides the disclosure information required by FSP FAS 140-4 and FIN 46(R)-8 for VIEs that are consolidated by the Company (dollars in thousands):

		Assets after intercompany eliminations		Liabilities after intercompany	Recourse to
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	eliminations	the Company(B)
December 31, 2008
Mortgage Loan VIEs(C)	$1,930,063	-	$1,920,610	$2,730,280	-
CDOs(D)	7,242	-	6,842	8,557	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage loans.
(D)	For the CDO, assets are primarily recorded in Mortgage securities – trading and liabilities are recorded in Asset-backed bonds secured by mortgage securities.

Securitizations

Prior to changes in its business in 2007, the Company securitized residential nonconforming mortgage loans. The Company’s involvement with VIEs that are used to securitize financial assets consists of owning securities issued by VIEs.

The following table relates to securitizations where the Company is retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet(B)	Liabilities on Balance Sheet(B)	Maximum Exposure to Loss(C)	2008 Loss on Sale	2008 Cash Flows
Residential mortgage loans(D)	$8,121,668	$15,919	$-	$15,919	$-	$58,891

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.

(B)	Assets and Liabilities on the Company’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.

(C)
The maximum exposure to loss includes the following: the assets held by the Company – including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.

(D)	For Residential mortgage loans QSPEs, assets on balance sheet are primarily securities issued by the entity and are recorded in Mortgage securities-available-for-sale and Mortgage securities-trading.

In certain instances, the Company retains interests in the subordinated tranche and residual tranche of securities issued by VIEs that are created to securitize assets. The gain or loss on the sale of the assets is determined with reference to the previous carrying amount of the financial assets transferred, which is allocated between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer.

Generally, retained interests are recorded in the Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, the Company generally estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value http://www.sec.gov/Archives/edgar/data/65100/000095012309003322/y74695e10vk.htm - tocpagerecorded in the Consolidated Statements of Earnings, or as securities available-for-sale, with changes in fair value included in accumulated other comprehensive loss.

Retained interests are reviewed periodically for impairment.  Retained interests in securitized assets held as available-for-sale and trading were approximately $13.5 million and $58.1 million at December 31, 2008 and December 31, 2007, respectively.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by the Company as of December 31, 2008 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$13,493
Weighted average life (in years)	2.7
Weighted average prepayment speed assumption (CPR) (percent)	18
Fair value after a 10% increase in prepayment speed	$12,721
Fair value after a 25% increase in prepayment speed	$11,867
Weighted average expected annual credit losses (percent of current collateral balance)	24.1
Fair value after a 10% increase in annual credit losses	$11,842
Fair value after a 25% increase in annual credit losses	$10,335
Weighted average residual cash flows discount rate (percent)	24.1
Fair value after a 500 basis point increase in discount rate	$12,859
Fair value after a 1000 basis point increase in discount rate	$12,286
Market interest rates:
Fair value after a 100 basis point increase in market rates	$7,921
Fair value after a 200 basis point increase in market rates	$5,098

The preceding sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 25% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not include the offsetting benefit of financial instruments that the Company utilizes to hedge risks, including credit, interest rate, and prepayment risk, that are inherent in the retained interests. These hedging strategies are structured to take into consideration the hypothetical stress scenarios above, such that they would be effective in principally offsetting the Company’s exposure to loss in the event that these scenarios occur.

Note 4. Mortgage Securities – Available-for-Sale

As of December 31, 2008 and 2007, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading as a result of the Company’s adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”) on January 1, 2007.  As a result, the NMFT Series 2007-2, residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155.  Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.  Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of December 31, 2008 and December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Unrealized Losses Less Than Twelve Months	Estimated Fair Value	Average Yield (A)
As of December 31, 2008	$3,771	$9,017	-	$12,788	38.2%
As of December 31, 2007	33,302	69	-	33,371	26.9

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the years ended December 31, 2008 and 2007 management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $23.1 million and $98.7 million during the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, respectively, the Company had no available-for-sale securities with unrealized losses and had no subordinated securities within its mortgage securities – available-for-sale.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

Note 5. Mortgage Securities – Trading

As of December 31, 2008, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market.  Management estimates the fair value of the residual securities bydiscounting the expected future cash flows of the collateral and bonds.  The fair value of the subordinated securities is estimated based on quoted market prices and compared to estimates based on discounting the expected future cash flows of the collateral and bonds.  Refer to Note 10 for a description of the valuation methods as of December 31, 2008 and December 31, 2007.  The following table summarizes the Company’s mortgage securities – trading as of December 31, 2008 and December 31, 2007 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of December 31, 2008
Subordinated securities pledged to CDO	$332,489	$321,293	$4,798
Other subordinated securities	102,625	96,723	1,582
Residual securities	-	15,952	705
Total	$435,114	$433,968	$7,085	9.55%

As of December 31, 2007
Subordinated securities pledged to CDO	$332,489	$314,046	$60,870
Other subordinated securities	102,625	92,049	23,592
Residual securities	-	41,275	24,741
Total	$435,114	$447,370	$109,203	13.85%

(A)  Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $88.7 million and $342.9 million for the years ended December 31, 2008 and 2007, respectively, which are included in the fair value adjustments line of the Company’s consolidated statements of operations.

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

As of December 31, 2007 the Company had pledged all of its trading securities as collateral for financing purposes.  On May 9, 2008, the short-term borrowings collateralized by the Company’s trading securities were repaid and the collateral was released back to the Company.  Other than the subordinated securities pledged to the CDO, there were no trading securities pledged as collateral as of December 31, 2008.

Note 6. Borrowings

Short-term Borrowings

On May 9, 2008, the Company fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day.  As a result, the Company has no short-term borrowing capacity or agreements currently available to it.

Junior Subordinated Debentures

Trust Preferred Obligations.  NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.3 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts.  The foregoing is net of amounts owed in respect of trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million purchased by NMI on May 29, 2008 for $0.6 million.  NFI has guaranteed NMI's obligations under the Notes.

On May 29, 2008, NFI purchased trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million for $0.6 million.  As a result, $6.9 million of principal and accrued interest of $0.2 million of the Notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs related to these Notes were removed from the balance sheet resulting in a gain of $6.4 million, recorded to the “Gains on debt extinguishment” line item of the  consolidated statements of operations.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30, July 30, September 30, October 30 and December 30, 2008, and January 30 and March 30, 2009 totaling, for all payment dates combined, approximately $6.1 million on the Notes. As a result, NMI was in default under the related indentures and NFI was in default under the related guarantees as of December 31, 2008.

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

On February 18, 2009, the Company, NMI, the Trusts and the trust preferred security holders entered into agreements to settle the claims of the trust preferred security holders arising from NMI’s failure to make the scheduled quarterly interest payments on the Notes.  As part of the settlement, the existing preferred obligations would be exchanged for new preferred obligations.  The settlement and exchange were contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy.  On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding.  On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete the Exchange.  On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million.  In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

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

Collateralized Debt Obligation Issuance (“CDO”)

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

The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I.. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities - trading.  Fair value is estimated using quoted market prices. The Company recognized fair value adjustments of $63.0 and $257.1 million for the years ended December 31, 2008 and 2007, respectively, which is included in the “Fair value adjustments” line item on the consolidated statements of operations.

On January 30, 2008, an event of default occurred under the CDO bond indenture agreement due to the noncompliance of certain overcollateralization tests.  As a result, the trustee, upon notice and at the direction of a majority of the secured noteholders, may declare all of the secured notes to be immediately due and payable including accrued and unpaid interest.  No such notice has been given as of May 27, 2009.  As there is no recourse to the Company, it does not expect any significant impact to its financial condition, cash flows or results of operation as a result of the event of default.

Asset-backed Bonds (“ABB”).  The Company issued ABB secured by its mortgage loans and ABB secured by its mortgage securities - trading in certain transactions treated as financings as a means for long-term non-recourse financing. For financial reporting purposes, the mortgage loans held-in-portfolio and mortgage securities - trading, as collateral, are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans or mortgage securities collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity are based on estimates and assumptions made by management. The actual maturity may differ from expectations.

For ABB secured by mortgage loans, the Company retained a “clean up” call option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 10% of their original amounts.  The Company subsequently sold all of these clean up call rights, to the buyer of our mortgage servicing rights.  The Company did retain separate independent rights to require the buyer of our mortgage servicing rights to repurchase loans from the trusts and subsequently sell them to us; the Company does not expect to exercise any of the call rights that it retained.  The Company had no ABB transactions for the year ended December 31, 2008.

The following table summarizes the CDO and ABB transactions for the year ended December 31, 2007 (dollars in thousands):

	Date Issued	Bonds Issued (A)(B)	Interest Rate Spread Over LIBOR (A)	Par Amount of Collateral Pledged
2007:
NovaStar ABS CDO I	February 8, 2007	$331,500	0.32%-2.25%	$374,862
NHES Series 2007-1	February 28, 2007	1,794,386	0.10%-1.75%	1,888,756

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The bonds issued for the NHES 2006-MTA1 securitization include $19.2 million in Class X Notes. The Class X Notes are AAA-rated and are entitled to interest-only cash flows.

The following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds				Mortgage Loans
	Remaining Principal		Weighted Average Interest Rate	Estimated Weighted Average Months to Call or Maturity	Remaining Principal		Weighted Average Coupon
As of December 31, 2008:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$553,668		0.33%	84	$528,766		8.95%
NHES Series 2006-MTA1	683,757		0.75	40	680,127		5.80
NHES Series 2007-1	1,372,015		0.78	116	1,320,898		8.76
Unamortized debt issuance costs, net	(10,090)
	$2,599,351
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$325,930	(A)	3.08%	26		(B)		(B)

As of December 31, 2007:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$716,768		5.17%	24	$694,101		8.49%
NHES Series 2006-MTA1	750,048		5.14	19	753,787		8.23
NHES Series 2007-1	1,611,592		5.17	30	1,619,849		8.79
Unamortized debt issuance costs, net	(12,662)
	$3,065,746	(A)
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$331,500		5.56%	32		(B)		(B)

(A)	The NovaStar ABS CDO I ABB are carried at a fair value of $5.4 million and $74.4 million on the Company’s consolidated balance sheet at December 31, 2008 and 2007, respectively.
(B)	Collateral for the NovaStar ABS CDO I are subordinated mortgage securities.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2008 (dollars in thousands). Amounts listed as bond payments are based on anticipated receipts of principal on underlying mortgage loan and security collateral using expected prepayment speeds. Principal repayments on these ABB are payable only from the mortgage loans and securities collateralizing the ABB.   In the event that principal receipts from the underlying collateral are adversely impacted by credit losses, there could be insufficient principal receipts available to repay the ABB principal.

Asset-backed Bonds
2009	$660,463
2010	556,296
2011	371,597
2012	332,824
2013	147,498
Thereafter	867,432
$2,936,110

Note 7. Commitments and Contingencies

Commitments. The Company leases office space under various operating lease agreements. Rent expense for 2008 and 2007, under leases related to continuing operations, aggregated $4.8 million and $3.9 million, respectively. At December 31, 2008, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease Obligations
2009	$4,718
2010	4,656
2011	677
2012	225
2013	187
$10,463

The Company has entered into various lease agreements pursuant to which the lessor agreed to repay the Company for certain existing lease obligations.  The Company has recorded deferred lease incentives related to these payments which will be amortized into rent expense over the life of the respective lease on a straight-line basis. There were no deferred lease incentives related to continuing operations as of December 31, 2008.  The deferred lease incentives related to continuing operations as of December 31, 2007 was $0.9 million.

There were no sublease agreements included in continuing operations during 2008. The Company entered into a sublease agreement during 2007 for office space formerly occupied by the Company. The Company received approximately $44,000 in 2007 under this agreement.

Contingencies

American Interbanc Mortgage Litigation.  On March 17, 2008, the Company and American Interbanc Mortgage, LLC (“Plaintiff”) entered into a Confidential Settlement Term Sheet Agreement (the “Settlement Terms”) with respect to the action Plaintiff’s filed in March 2002 against NovaStar Home Mortgage, Inc. (“NHMI”), a wholly-owned subsidiary of the Company.  The action resulted in a jury verdict on May 4, 2007, awarding Plaintiff $15.9 million. The court trebled the award and entered a $46.1 million judgment against Defendants on June 27, 2007 (the “Judgment”).  On January 23, 2008, Plaintiff filed an involuntary petition for bankruptcy against NHMI under 11 U.S.C. Sec. 303, in the United States Bankruptcy Court for the Western District of Missouri (the “Involuntary Bankruptcy”).

Pursuant to the Settlement Terms agreed to on March 17, 2008, the Involuntary Bankruptcy was dismissed on April 24, 2008 and on May 8, 2008, the Company paid Plaintiff $2.0 million.  In addition to the initial payments made to the Plaintiff following dismissal of the Involuntary Bankruptcy, the Company agreed to pay Plaintiff $5.5 million if, prior to July 1, 2010, (i) NFI’s average common stock market capitalization is at least $94.4 million over a period of five consecutive business days, or (ii) the holders of NFI’s common stock are paid $94.4 million in net asset value as a result of any sale of NFI or its assets.  If NFI is sold prior to July 1, 2010 for less than $94.4 million and ceases to be a public company, then NFI will obligate the purchaser to pay Plaintiff $5.5 million in the event the value of the company exceeds $94.4 million prior to July 1, 2010 as determined by an independent valuation company.  As a result of the settlement, during 2008 the Company reversed a previously recorded liability of $45.2 million that was included in the consolidated financial statements.

Trust Preferred Settlement. See Note 6—Borrowings for a detailed discussion of the settlement terms and restructuring of the Company’s junior subordinated debentures, including the dismissal of the involuntary Chapter 7 bankruptcy filed against NovaStar Mortgage, Inc. (Case No. 08-12125-CSS) by the holders of the trust preferred securities in U.S. Bankruptcy Court for the District of Delaware in Wilmington.

Other Litigation.  Since April 2004, a number of substantially similar class action lawsuits have been filed and consolidated into a single action in the United States District Court for the Western District of Missouri. The consolidated complaint names the Company and three of the Company’s current and former executive officers as defendants and generally alleges that the defendants made public statements that were misleading for failing to disclose certain regulatory and licensing matters. The plaintiffs purport to have brought this consolidated action on behalf of all persons who purchased the Company’s common stock (and sellers of put options on the Company’s common stock) during the period October 29, 2003 through April 8, 2004. On January 14, 2005, the Company filed a motion to dismiss this action, and on May 12, 2005, the court denied such motion. On February 8, 2007, the court certified the case as a class action. The Company has entered into a settlement agreement to resolve these pending class action lawsuits. The total amount of the settlement is $7.25 million, and it will be paid by the Company’s insurance carriers. The settlement agreement contains no admission of fault or wrongdoing by the Company or other defendants. On April 28, 2009, the Court approved the settlement.

At this time, the Company cannot predict the probable outcome of the following claims and as such no amounts have been accrued in the consolidated financial statements.

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

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry.   The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio.  The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages.  On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NovaStar Mortgage, Inc., a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss.  On May 15, 2009 the Court granted Company’s motion to dismiss.  The City of Cleveland has filed a notice of intent to appeal.  The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant.  The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007.    On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri.  The Company believes that these claims are without merit and will vigorously defend against them.

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

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee".   Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock.  Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock.   On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009.  On April 6, 2009 the Court granted the plaintiff’s motion for class certification.  The Company sought permission from the 8th Circuit Court of Appeals to appeal the order granting class certification.  On May 11, 2009 the Court of Appeals granted the Company permission to appeal the class certification order.  The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On October 21, 2008, EHD Holdings, LLC, the purported owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri.    On April 24, 2009, EHD Holdings, LLC filed a motion for summary judgment seeking approximately $3.3 million, in past due rent and charges, included in the Accounts payable and other liabilities line item of the balance sheet, plus accruing rent and charges for future periods, plus attorney fees.

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws.  Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements.  These indemnification and repurchase demands have been addressed without significant loss to the Company, but such claims can be significant when multiple loans are involved.  Deterioration of the housing market may increase the risk of such claims.

In addition, the Company has received requests or subpoenas for information from various regulators or law enforcement officials, including, without limitation the Federal Bureau of Investigation and the Department of Labor.  Management does not expect any significant negative impact to the Company as a result of these requests and subpoenas.

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

To preserve liquidity, the Company’s Board of Directors has suspended the payment of dividends on its 8.9% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) and its Series D1 Mandatory Convertible Preferred Stock (the “Series D1 Preferred Stock”).  As a result, dividends continue to accrue on the Series C Preferred Stock and Series D1 Preferred Stock.  The Company has total accrued dividends payable related to the Series C Preferred Stock and Series D1 Preferred Stock of $25.1 million as of May 27, 2009.  All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to any payments of dividends or other distributions on the Company’s common stock.  In addition, if at any time dividends on the Series C Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Stock, voting as a single class, have the right to elect two additional directors to the Company’s Board of Directors.  The Company does not expect to pay any dividends for the foreseeable future.

Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.90% annually.  Accrued and unpaid dividends payable related to the Series C Preferred Stock were approximately $8.3 million as of December 31, 2008 and $11.0 million as of May 27, 2009.

On March 17, 2009, the Company notified the holders of the Series C Preferred Stock that the Company would not make the dividend payment on the Series C Preferred Stock due on March 31, 2009.  Because dividends on the Series C Preferred Stock are presently in arrears for six quarters, under the terms of the Articles Supplementary to the Company’s Charter that established the Series C Preferred Stock, the holders of the Series C Preferred Stock had the right, as of March 31, 2009, to elect two additional directors to the Company’s board of directors.  The notice also allowed the holders of the Series C Preferred Stock to make nominations for the election of the two additional directors to occur by vote of the holders of the Series C Preferred Stock at the Company’s next annual meeting of stockholders.

Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 9.00% per annum, or 13.00% per annum if any such dividends are not declared and paid when due.  In addition, holders of the Series D1 Preferred Stock are entitled to participate in any common stock dividends on an as converted basis.  The Company’s board of directors has suspended the payment of dividends on the Company’s Series D1 Preferred Stock.  As a result, dividends continue to accrue on the Series D1 Preferred Stock, and the dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective October 16, 2007 with respect to all unpaid dividends and subsequently accruing dividends.  Accrued and unpaid dividends payable related to the Series D1 Preferred Stock were approximately $10.8 million as of December 31, 2008 and $14.1 million as of May 27, 2009.

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

The Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) allows for the purchase of stock directly from the Company and/or the automatic reinvestment of all or a percentage of the dividends shareholders receive and allows for a discount from market of up to 3%. During 2007 the Company sold 35,094 shares of its common stock under the DRIP at a weighted average discount of 0%, resulting in net proceeds of $3.2 million. The Company suspended the DRIP in 2007.

During the year ended December 31, 2008 there were no shares of common stock issued under the Company’s stock-based compensation plan.  For the year end December 31, 2007,  88,867 shares of common stock, with proceeds of $0.2 million, were issued under the Company’s stock-based compensation plan,

The Company’s Board of Directors has approved the purchase of up to $9 million of the Company’s common stock. No shares were repurchased during 2008 and 2007.  Under Maryland law, shares purchased under this plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under this plan is charged against additional paid-in capital.

Note 9. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a rollforward of accumulated other comprehensive income for the two years ended December 31, 2008 (dollars in thousands):

	For the Year Ended December 31,
	2008	2007
Net loss	$(660,482)	$(724,277)
Other comprehensive income (loss):
Change in unrealized loss on mortgage securities – available-for-sale	(14,152)	(138,306)
Change in unrealized gain on derivative instruments used in cash flow hedges	(1,364)	(736)
Impairment on mortgage securities - available-for-sale reclassified to earnings	23,100	98,692
Valuation allowance for deferred taxes	-	1,855
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	2,459	(301)
Other comprehensive income (loss)	10,043	(38,796)
Total comprehensive loss	$(650,439)	$(763,073)

Note 10. Fair Value Accounting

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of December 31, 2008 and 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities -trading	$7,085	$-	$-	$7,085
Mortgage securities – available-for-sale	12,788	-	-	12,788
Total Assets	$20,066	$-	$-	$20,066

Liabilities
Asset-backed bonds secured by mortgage securities	$5,376	$-	$-	$5,376
Derivative instruments, net	9,102		9,102
Total Liabilities	$14,478	$-	$9,102	$5,376

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities -trading	$109,203	$-	$84,462	$24,741
Mortgage securities – available-for-sale	33,371	-	-	33,371
Derivative instruments, net	(6,896)	-	(6,896)	-
Total Assets	$135,678	$-	$77,566	$58,112

Liabilities
Asset-backed bonds secured by mortgage securities	$74,385	$-	$74,385	$-

The following tables provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2006 to December 31, 2008 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities-trading:
Securities transferred from level 2 to level 3	414,080	(395,359)	18,721
Accretion of income	23,652	-	23,652
Proceeds from paydowns of securities	(45,039)	-	(45,039)
Mark-to-market value adjustment	-	(14,990)	(14,990)
Net increase (decrease) to mortgage securities	392,693	(410,349)	(17,656)
As of December 31, 2008	$433,968	$(426,883)	$7,085

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$-	$-	$-
Increases (decreases) to mortgage securities-trading:
New securities retained in securitizations	56,387	226	56,613
Accretion of income	3,102	-	3,102
Proceeds from paydowns of securities	(18,214)	-	(18,214)
Mark-to-market value adjustment	-	(16,760)	(16,760)
Net increase (decrease) to mortgage securities	41,275	(16,534)	24,741
As of December 31, 2007	$41,275	$(16,534)	$24,741

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to December 31, 2008 and December 31, 2006 to December 31, 2007 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities:
Accretion of income (A)	7,988	-	7,988
Proceeds from paydowns of securities (A) (B)	(14,419)	-	(14,419)
Impairment on mortgage securities - available-for-sale	(23,100)	-	(23,100)
Mark-to-market value adjustment	-	8,948	8,948
Net decrease to mortgage securities	(29,531)	8,948	(20,583)
As of December 31, 2008	$3,771	$9,017	$12,788

(A)	Cash received on mortgage securities with no cost basis was $3.4 million for the year ended December 31, 2008.
(B)
For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s consolidated balance sheets.  As of December 31, 2008 the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining or zero cost basis.

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2006	$310,760	$38,552	$349,312
Increases (decreases) to mortgage securities:
Transfer to mortgage securities – trading upon adoption of SFAS 159	(47,814)	1,131	(46,683)
Accretion of income (A)	48,778	-	48,778
Proceeds from paydowns of securities (A) (B)	(179,730)	-	(179,730)
Impairment on mortgage securities - available-for-sale	(98,692)	98,692	-
Mark-to-market value adjustment	-	(138,306)	(138,306)
Net decrease to mortgage securities	(277,458)	(38,483)	(315,941)
As of December 31, 2007	$33,302	$69	$33,371

(A)	Cash received on mortgage securities with no cost basis was $3.5 million for the year ended December 31, 2007.
(B)
For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s consolidated balance sheets.  As of December 31, 2007, the Company had receivables from securitization trusts of $12.5 million, related to mortgage securities available-for-sale with a remaining cost basis. At December 31, 2007 there were no receivables from securitization trusts related to mortgage securities with a zero cost basis.

The following tables provides quantitative disclosures about the fair value measurements for the Company’s assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2008 and 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$70,480	$-	$-	$70,480

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$76,614	$-	$-	$76,614

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

The following table provides a summary of the impact to earnings for the year ended December 31, 2008 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of December 31, 2008 (dollars in thousands):

		Fair Value Adjustments For the Year Ended December 31
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2008	2007	Statement of Operation Line Item Impacted
Mortgage securities - trading	Recurring	$(88,715)	$(342,918)	Fair value adjustments
Mortgage securities – available-for-sale	Recurring	(23,100)	(98,692)	Impairment on mortgage securities – available-for-sale
Derivative instruments, net	Recurring	(2,627)	(14,027)	(Losses) gains on derivative instruments
Asset-backed bonds secured by mortgage securities	Recurring	62,973	257,115	Fair value adjustments
Total fair value gains (losses)		$(51,469)	$(198,522)

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings.  The Company uses the specific identification method in computing realized gains or losses.  Prior to September 30, 2008, the Company estimated fair value for its subordinated securities solely from quoted market prices.  Commencing September 30, 2008, the Company estimated fair value for its subordinated securities based on quoted market prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds.  The Company determined this change in valuation method caused a change from Level 2 to Level 3 due to the unobservable inputs used by the Company in determining the expected future cash flows.  The Company determined its valuation methodology for residual securities would also qualify as Level 3.

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

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of December 31, 2008.  Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses two methodologies for determining the initial value of its residual securities 1) the whole loan price methodology and 2) the discount rate methodology. The Company believes the best estimate of the initial value of the residual securities it retains in its securitizations accounted for as sales is derived from the market value of the pooled loans. As such, the Company generally will try to use the whole loan price methodology when significant open market sales pricing data is available. Under this method, the initial value of the loans transferred in a securitization accounted for as a sale is estimated based on the expected open market sales price of a similar pool. In open market transactions, the purchaser has the right to reject loans at its discretion. In a loan securitization, loans generally cannot be rejected. As a result, the Company adjusts the market price for the loans to compensate for the estimated value of rejected loans. The market price of the securities retained is derived by deducting the net proceeds received in the securitization (i.e. the economic value of the loans transferred) from the estimated adjusted market price for the entire pool of the loans.

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

When significant open market pricing information is not readily available to the Company, it used the discount rate methodology. Under this method, the Company first analyzes market discount rates for similar assets. After establishing the market discount rate, the projected cash flows are discounted back to ascertain the initial value of the residual securities. The Company then ascertains whether the resulting initial value is commensurate with current market conditions.

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

On January 1, 2007, the Company adopted the provisions of SFAS 159. The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading.  The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the consolidated balance sheets.  The Company recognized a fair value adjustment of $63.0 million and $257.1 million for the year ended December 31, 2008 and 2007, respectively, which is included in the “Fair value adjustments” line item on the consolidated statements of operations.  The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred.  Interest expense amounts are included in the “Interest expense” line item of the consolidated statements of operations.

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

The following table shows the impact of electing the fair value option relating to asset for the year ended December 31, 2008 and 2007 (dollars in thousands):

	Unpaid Principal Balance	Gain Recognized	Balance at Fair Value
As of December 31, 2008	$324,243	$62,973	$5,376

As of December 31, 2007	331,500	257,115	74,385

There was no cumulative-effect adjustment to accumulated deficit related to this transaction as this CDO closed in the first quarter of 2007. Substantially all of the $63.0 million and $257.1 million change in fair value of the asset-backed bond for the years ended December 31, 2008 and 2007, respectively, are considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the year ended December 31, 2008 and 2007.

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

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or monthly or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During 2008 and 2007, premiums paid pursuant to interest rate cap agreements related to continuing operations aggregated $0.4 million and $0.8 million, respectively. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of December 31, 2008 and 2007 were $0.1 million and $0.5 million, respectively, and had a weighted average interest rate of 3.9% for both 2008 and 2007. The future contractual maturities of premiums due to counterparties as of December 31, 2008 are $0.1 million due in 2009.  There is no future contractual maturities premium due in 2010 or after. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds as discussed in Note 7.

During 2007, the Company entered into several inter-related transactions involving credit default swaps (“CDS”) and other investments.  A CDS is an agreement to provide credit event protection based on a specific security in exchange for receiving an upfront premium and a fixed-rate fee over the life of the contract.   The additional investments purchased bear yields that mirror LIBOR.   The result of the transaction is to create an instrument that mirrors the results of the referenced securities underlying the CDS.  The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB.  The fair value was $0.2 million and $2.5 million as of December 31, 2008 and 2007, respectively.  The Company recorded losses related to fair value adjustments of $2.3 million and $3.6 million for the years ended December 31, 2008 and 2007, respectively.   These losses are included in the “(Losses) gains on derivative instruments” line item of the Company’s consolidated statements of operations.

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

The following tables present derivative instruments as of December 31, 2008 and 2007 (dollars in thousands):

	Notional Amount	Fair Value	Maximum Days to Maturity
As of December 31, 2008:
Non-hedge derivative instruments	$461,500	$(9,034)	390
Cash flow hedge derivative instruments	40,000	(68)	25

As of December 31, 2007:
Non-hedge derivative instruments	$1,101,500	$(6,406)	756
Cash flow hedge derivative instruments	300,000	(490)	391

The Company recognized net (income) expense of $2.5 million and $(0.3) million during the years ended December 31, 2008 and 2007, respectively, on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense.

During the two years ended December 31, 2008, hedge ineffectiveness was insignificant. The net amount included in other comprehensive income expected to be reclassified into earnings within the next twelve months is expense of approximately $68,000.

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

Note 12. Interest Income

The following table presents the components of interest income related to continuing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

	For the Year Ended December 31,
	2008	2007
Interest income:
Mortgage securities	$46,997	$102,500
Mortgage loans held-in-portfolio	186,601	258,663
Other interest income (A)	1,411	5,083
Total interest income	$235,009	$366,246

(A)	Other interest income represents interest earned on corporate operating cash balances.

Note 13. Interest Expense

The following table presents the components of interest expense related to continuing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

	For the Year Ended December 31,
	2008	2007
Interest expense:
Short-term borrowings secured by mortgage securities	$436	$23,649
Asset-backed bonds secured by mortgage loans	95,012	178,937
Asset-backed bonds secured by mortgage securities	13,271	17,635
Junior subordinated debentures	6,261	8,148
Total interest expense	$114,980	$228,369

Note 14. Discontinued Operations

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

The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease.  The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented.  In accordance with Statement SFAS 144, the Company has reclassified the operating results of its entire mortgage lending segment and servicing operations segment as discontinued operations in the consolidated statements of operations for the year ended December 31, 2008 and 2007.

As of June 30, 2006, the Company had terminated all of the remaining NHMI branches and related operations.  The Company has reclassified the operating results of NHMI through December 31, 2008, as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008 and 2007 in accordance with SFAS 144.

The major classes of assets and liabilities reported as discontinued operations as of December 31, 2008 and 2007 are as follows (dollars in thousands):

	December 31,	December 31,
	2008	2007(A)
Assets
Mortgage loans - held-for-sale	$1,117	$5,253
Real estate owned	324	2,574
Other assets	-	428
Total assets	$1,441	$8,255

Liabilities
Short-term borrowings secured by mortgage loans	$-	$19
Accounts payable and other liabilities	2,536	59,397
Total liabilities	$2,536	$59,416

(A) The accounts payable and other liabilities line includes a $45.2 million liability as of December 31, 2007 recorded in connection with the judgment rendered against NHMI in the California Action by AIM, the settlement of which became final as of September 11, 2008.

The operating results of all discontinued operations for the years ended December 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007
Interest income	$1,173	$102,648
Interest expense	(12)	79,483
Net interest income	1,185	23,165

Other operating (expense) income:
Gains (losses) on sales of mortgage assets	1,281	(2,579)
Gains (losses) on derivative instruments	-	(4,913)
Valuation adjustment on mortgage loans – held-for-sale	(3,331)	(101,125)
Fee income	903	22,900
Premiums for mortgage loan insurance	-	(2,668)
Other income	409	(6,777)
Total other operating expense	(738)	(95,162)

General and administrative expenses (A)	36,187	(184,783)
Gain (loss) from discontinued operations before income tax expense	36,634	(256,780)
Income tax expense	13,804	-
Gain (loss) income from discontinued operations	$22,830	$(256,780)

(A)
The general and administrative expenses line includes the reversal of a $45.2 million liability during year ended December 31, 2008 which was recorded in connection with the judgment rendered against NHMI in the California Action by AIM, the settlement of which became final as of September 11, 2008.

Mortgage Loans – Held-for-Sale

Mortgage loans – held-for-sale, all of which are secured by residential properties, consisted of the following as of December 31, 2008 and December 31, 2007 (dollars in thousands):

	December 31, 2008	December 31, 2007
Mortgage loans – held-for-sale:
Outstanding principal	$15,578	$17,545
Allowance for the lower of cost or fair value	(14,461)	(12,292)
Mortgage loans – held-for-sale	$1,117	$5,253
Weighted average coupon	10.13%	10.23%

Activity in the allowance for the lower of cost or fair value on mortgage loans – held-for-sale is as follows for years ended December 31, 2008 and 2007, respectively (dollars in thousands):

	For the Year Ended December 31,
	2008	2007
Balance, beginning of period	$12,292	$5,006
Valuation adjustment on mortgage loans - held-for-sale	3,331	101,125
Transfer from the reserve for loan repurchases	-	23,206
Transfer to cost basis of mortgage loans – held-in-portfolio	-	(14,843)
Reduction due to loans securitized or sold to third parties	-	(82,384)
Transfers to real estate owned	239	(19,818)
Charge-offs, net of recoveries	(1,401)	-
Balance, end of period	$14,461	$12,292

Loan Securitizations and Loan Sales

Loan Securitizations.  The Company executed loan securitization transactions that are accounted for as sales of loans. Derivative instruments were transferred into the trusts as part of each of these sales transactions to reduce interest rate risk to the third-party bondholders.

There were no securitizations structured as sales during the year ended December 31, 2008.  Details of the securitizations structured as sales during the years ended December 31, 2007 are as follows (dollars in thousands):

		Allocated Value of Retained Interests
	Net Bond Proceeds	Mortgage Servicing Rights	Subordinated Bond Classes	Principal Balance of Loans Sold	Fair Value of Derivative Instruments Transferred	Gain Recognized
NMFT Series 2007-2	$1,331,299	$9,766	$56,387	$1,400,000	$4,161	$4,981

In this securitization, the Company retained residual securities (representing interest-only securities, prepayment penalty bonds and overcollateralization bonds) and certain subordinated securities representing subordinated interests in the underlying cash flows and servicing responsibilities. The value of the Company’s retained securities is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

During 2007, U.S. government-sponsored enterprises purchased 50% of the bonds sold to the third-party investors in the Company’s securitization transaction. The investors and securitization trusts have no recourse to the Company’s assets for failure of borrowers to pay when due except when defects occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. Refer to Note 7 for further discussion.

As described in Note 1, fair value of the residual securities at the date of securitization is either measured by the whole loan price methodology or the discount rate methodology. For the whole loan price methodology, an implied yield (discount rate) is calculated based on the value derived and using projected cash flows generated using key economic assumptions. Comparatively, under the discount rate methodology, the Company assumes a discount rate that it believes is commensurate with current market conditions.

Key economic assumptions used to project cash flows at the time of loan securitization during the year ended December 31, 2007 were as follows:

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

The Company sold no mortgage loans during 2008 as compared to approximately $969.1 million during 2007.  The Company sold $668.8 million of mortgage loans held-for-sale at a price of 91.5% of par to Wachovia during 2007 in an effort to reduce margin call risk.  In light of the 91.5% sale price, a lower of cost or market valuation adjustment of approximately $47.0 million was recorded for the year ended December 31, 2007, respectively.  These adjustments are included in the “Income (loss) from discontinued operations, net of income tax” line item on the Company’s consolidated statements of operations.

The Company generally has an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make any of the first several (generally not more than the first three) payments. Additionally, the Company is also required to repay all or a portion of the premium it receives on the sale of whole loans in the event that the loan is prepaid in its entirety in the first year. The Company records a reserve for losses on repurchased loans upon the sale of the mortgage loans which is included in the liabilities of discontinued operations on the Company’s  consolidated balance sheets.  The reserve for losses on repurchased loans is reversed through the provision for repurchased loans when the repurchase time period expires.

Activity in the reserve for repurchases was as follows for the years ended December 31, 2008 and 2007 (dollars in thousands):

	For the Years Ended December 31,
	2008	2007
Balance, beginning of period	$2,153	$24,773
Provision for repurchased loans	(1,782)	3,254
Transfer to the allowance for the lower of cost of fair value on mortgage loans – held for sale	-	(23,206)
Charge-offs, net	(276)	(2,668)
Balance, end of period	$95	$2,153

Mortgage Servicing Rights

The Company recorded mortgage servicing rights arising from the transfer of loans to securitization trusts.

The Company sold all of its mortgage servicing rights and servicing advances relating to its securitizations.  The transaction closed on November 1, 2007 and the Company received total proceeds of $154.9 million after deduction of expenses.  The mortgage servicing rights and servicing related advances sold for $95.0 million and $62.9 million, respectively.  The Company removed $47.3 million of mortgage servicing rights from its consolidated balance sheet and recorded a gain of $19.8 million which is included in the Income (loss) from discontinued operations, net of income tax line item of the consolidated statements of operations.  The $95.0 million of proceeds also included $22.8 million for mortgage servicing rights related to the Company’s securitizations structured as financings where no mortgage servicing rights have been recorded by the Company.

The following schedule summarizes the carrying value of mortgage servicing rights and the activity during the year ended December 31, 2007 (dollars in thousands):

Balance, beginning of period	$62,830
Amount capitalized in connection with transfer of loans to securitization trusts	9,766
Amortization	(25,252)
Sale of mortgage servicing rights	(47,344)
Balance, end of period	$-

When the Company was the servicer, it received annual servicing fees approximating 0.50% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. Servicing fees received from the securitization trusts were $43.5 million for the year ended December 31, 2007. During the year ended December 31, 2007 the Company paid $32,000 to cover losses on delinquent or foreclosed loans from securitizations in which the Company did not maintain control over the mortgage loans transferred.

The Company held, as custodian, principal and interest collected from borrowers on behalf of the securitization trusts, as well as funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds were not owned by the Company and were held in trust.  The Company held no funds as custodian as of December 31, 2008 and 2007.

Short-term Borrowings

$1.9 Billion Comprehensive Financing Facility.  In May 2007, the Company executed a $1.9 billion comprehensive financing facility arranged by Wachovia.  On May 9, 2008, the Company fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day.

The Company had no repurchase agreements used in connection with discontinued operations as of December 31, 2008. The following table summarizes the Company’s repurchase agreements used in connection with discontinued operations as of December 31, 2007 (dollars in thousands):

	Maximum Borrowing Capacity	Rate	Days to Reset	Balance
December 31, 2007
Short-term borrowings (indexed to one- month LIBOR):
Repurchase agreement expiring May 8, 2008 (A)	$1,900,000	4.57%	1	$19

(A)
Eligible collateral for this agreement was both mortgage loans and mortgage securities.  The maximum borrowing capacity under this facility was reduced by the amount of borrowings outstanding from time to time with this lender under related facilities.

The following table presents certain information on the Company’s repurchase agreements related to discontinued operations for the year ended December 31, 2007 (dollars in thousands):

2007 (A)
Maximum month-end outstanding balance during the period	$2,339,431
Average balance outstanding during the period	865,495
Weighted average rate for period	6.80%
Weighted average interest rate at period end	4.57%

(A)	Information pertaining to the year ended December 31, 2008, was not included as the outstanding balance was paid off during May 2008.

The Company’s mortgage loans and certain servicing related advances were pledged as collateral on these borrowings.

Repurchase agreements generally contain margin calls under which a portion of the borrowings must be repaid if the fair value of the assets collateralizing the repurchase agreements falls below a contractual ratio to the borrowings outstanding.

There was no accrued interest on the Company’s repurchase agreements used in connection with discontinued operations as of December 31, 2008 and 2007.

Commitments and Contingencies

The Company had no outstanding commitments to originate, purchase or sell loans at December 31, 2008 and December 31, 2007.

In the ordinary course of the Company’s mortgage lending business, the Company sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against the Company for certain borrower defaults. Because the loans are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. During 2008 the Company sold no loans with recourse for borrower defaults as compared to $912.9 million in 2007.  The Company maintained a reserve of $0.1 million related to these guarantees as of December 31, 2008 compared with a reserve of $2.2 million as of December 31, 2007. During 2008 and 2007, the Company paid $0.1 million and $104.3 million, respectively, in cash to repurchase loans sold to third parties.

In the ordinary course of the Company’s mortgage lending business, the Company sold loans to securitization trusts and guarantees losses suffered by the trusts resulting from defects in the loan origination process. Defects may occur in the loan documentation and underwriting process, either through processing errors made by the Company or through intentional or unintentional misrepresentations made by the borrower or agents during those processes. If a defect is identified, the Company is required to repurchase the loan. As of December 31, 2008 and 2007 the Company had loans sold with recourse with an outstanding principal balance of $8.1 billion and $10.1 billion, respectively. Historically, repurchases of loans where a defect has occurred have been insignificant; therefore, the Company has recorded no reserves related to these guarantees.

Commitments. The Company leases office space under various operating lease agreements. Rent expense for 2008 and 2007, under leases related to discontinued operations, aggregated $2.8 million and $9.3 million, respectively. At December 31, 2008, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease Obligations
2009	$1,465
2010	1,057
2011	497
2012	212

The Company has entered into various lease agreements pursuant to which the lessor agreed to repay the Company for certain existing lease obligations.  The Company has recorded deferred lease incentives related to these payments which will be amortized into rent expense over the life of the respective lease on a straight-line basis. There were no deferred lease incentives related to discontinued operations as of December 31, 2008.   Deferred lease incentives related to discontinued operations as of December 31, 2007 were $54,000.

The Company has also entered into various sublease agreements for office space formerly occupied by the Company. The Company received approximately $0.5 million and $1.1 million in 2008 and 2007, respectively under these agreements. At December 31, 2008, future minimum rental receipts under these subleases are as follows (dollars in thousands):

Lease Receipts
2009	$681
2010	576
2011	419
2012	177

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

The following tables provide quantitative disclosures about the fair value measurements for the Company’s assets related to discontinued operations which are measured at fair value on a nonrecurring basis as of December 31, 2008 and 2007(dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$1,117	$-	$-	$1,117
Real estate owned	324	-	-	324
Total	$1,441	$-	$-	$1,441

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans-held-for-sale	$5,253	$-	$-	$5,253
Real estate owned	2,574	-	-	2,574
Total	$7,827	$-	$-	$7,827

The Company’s mortgage loans held-for-sale have a fair value lower than their cost basis of $14.5 million and $12.3 million as of December 31, 2008 and 2007, respectively.  Therefore, all mortgage loans held-for-sale have been written down to fair value. The Company recorded valuation adjustments of $3.3 million and $101.1 million on mortgage loans – held-for-sale for the year ended December 31, 2008 and 2007, respectively.  At the time a mortgage loan held-for-sale becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value.  Upon foreclosure and through liquidation, the Company evaluates the property's fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value.  For mortgage loans held-for-sale, valuation adjustments for discontinued operations are recorded in the “(Loss) income from discontinued operations, net of income tax” line item of the Company's consolidated statements of operations.

The following table provides a summary of the impact to earnings for the years ended December 31, 2008 and 2007 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of the periods indicated (dollars in thousands):

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments for the Year Ended December 31, 2008	Fair Value Adjustments for the Year Ended December 31, 2007	Statement of Operations Line Item Impacted
Mortgage loans held-for-sale	Nonrecurring	$(3,331)	$(101,125)	Valuation adjustment on mortgage loans – held-for-sale
Real estate owned	Nonrecurring	(656)	(6,250)	(Losses) gains on sales of mortgage assets
Total fair value losses		$(3,987)	$(107,375)

Valuation Methods

Mortgage loans - held-for-sale and real estate owned

Mortgage loans - held-for-sale are carried at the lower of cost or fair value.  As of December 31, 2008 and 2007, the Company estimated the fair value of its mortgage loans – held-for-sale based on 2 categories.  All loans which had mortgage insurance were marked down to a value which reflects current market pricing for such assets.  In 2007, the Company received market bids for the pool of assets with mortgage insurance and believes the market bids to be indicative of the net realizable value of the loans.  All loans which did not have mortgage insurance were valued at zero due to their nonperforming characteristics.

Real estate owned is carried at the lower of cost or fair value.  The Company values individual real estate owned based on historical and expected loss experience, taking into consideration whether or not the loan carries mortgage insurance.

Derivative Instruments and Hedging Activities

The Company had terminated all of its derivative instruments related to discontinued operations as of December 31, 2007.

The Company’s derivative instruments included in discontinued operations did not meet the requirements for hedge accounting. However, these derivative instruments contributed to the Company’s overall risk management strategy by serving to reduce interest rate risk on average short-term borrowings collateralized by the Company’s loans held-for-sale.   The Company used both interest rate cap and swap agreements related to its discontinued operations.

No premiums were paid related to interest rate cap agreements during 2008.   For 2007, premiums paid related to interest rate cap agreements aggregated $1.9 million. When premiums are financed by the Company, a liability is recorded for the premium obligation. The Company had no premiums due to counterparties as of December 31, 2008 and 2007 related to its discontinued operations.

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

During the year ended December 31, 2007, the Company recorded pre-tax charges of $11.3 million related to one-time employment termination benefits for the Exit Plans. These amounts are included in the “Income (loss) from discontinued operations, net of income tax” line item of the Company’s consolidated statements of operations.  The Company had no liability as of December 31, 2007 remaining to be paid under the Exit Plans.

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

The estimated fair values of the Company’s financial instruments related to discontinued operations are as follows as of December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Mortgage loans – held-for-sale	$1,117	$1,117	$5,253	$5,253
Financial liabilities:
Short-term borrowings	-	-	19	19

Mortgage loans – held-for-sale – The fair value of mortgage loans - held-for-sale is based on two categories.  All loans that had mortgage insurance were marked down to a value which reflects current market pricing for such assets.  The Company received market bids for the pool of loans with mortgage insurance and believes the market bids to be indicative of the net realizable value of the loans.  All loans which did not have mortgage insurance were valued at zero due to their nonperforming characteristics.

Borrowings – The fair value of short-term borrowings approximates their carrying value as the borrowings were paid off during 2008 at their carrying value.

Note 15. Segment Reporting

As of December 31, 2008, the Company reviews, manages and operates its business in one segment: mortgage portfolio management. Mortgage portfolio management operating results come from the income generated on the mortgage assets the Company manages less associated costs. As discussed under Note 14, the Company discontinued its mortgage lending and loan servicing segments during 2007 and had discontinued its branch operations in 2006.  The mortgage portfolio management segment’s operating results for the years ended December 31, 2008 and 2007 are the same as the Company’s  consolidated statements of operations.

Note 16. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2008 and 2007 are as follows (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2008	2007
Numerator:
Loss from continuing operations	$(683,312)	$(467,497)
Dividends on preferred shares	(15,273)	(8,805)
Loss from continuing operations available to common shareholders	(698,585)	(476,302)
Income (loss) from discontinued operations, net of income tax	22,830	(256,780)
Loss available to common shareholders	$(675,755)	$(733,082)

Denominator:
Weighted average common shares outstanding – basic	9,338,131	9,332,405

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,338,131	9,332,405
Stock options	-	-
Restricted stock	-	-
Weighted average common shares outstanding – dilutive	9,338,131	9,332,405

Basic earnings per share:
Loss from continuing operations	$(73.17)	$(50.10)
Dividends on preferred shares	(1.64)	(0.94)
Loss from continuing operations available to common shareholders	(74.81)	(51.04)
Income (loss) from discontinued operations, net of income tax	2.44)	(27.51)
Net loss available to common shareholders	$(72.37)	$(78.55)

Diluted earnings per share:
Loss from continuing operations	$(73.17)	$(50.10)
Dividends on preferred shares	(1.64)	(0.94)
Loss from continuing operations available to common shareholders	(74.81)	(51.04)
Income (loss) from discontinued operations, net of income tax	2.44)	(27.51)
Net loss available to common shareholders	$(72.37)	$(78.55)

The following stock options to purchase shares of common stock and shares of restricted stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the effect would be antidilutive (in thousands, except exercise prices):

	For the Year Ended December 31,
	2008	2007
Number of stock options and restricted stock (in thousands)	206	340
Weighted average exercise price of stock options	$57.36	$35.88

Note 17. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2008	2007(A)
Current:
Federal	$(2,804)	$21,422
State and local	(985)	3,470
Total current	(3,789)	24,892

Deferred:
Federal	(12,293)	36,706
State and local	(1,512)	4,914
Total deferred	(13,805)	41,620

Total income tax expense (benefit)	$(17,594)	$66,512

(A)
Does not reflect the deferred tax effects of unrealized gains and losses on mortgage securities-available-for-sale and derivative financial instruments that are included in shareholders’ equity. As a result of these tax effects, shareholders’ equity increased by $1.9 million in 2007.  Additionally, it does not reflect the deferred tax effects of a contribution of securities and the write-off of net operating losses related to equity based compensation recorded to additional paid-in-capital of $7.4 million for the year ended December 31, 2007.

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35 percent to the Company’s actual income tax expense (benefit) and resulting effective tax rate from continuing operations for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2008	2007
Income tax at statutory rate	$(245,317)	$(140,345)
State income taxes, net of federal tax benefit	(12,028)	(29,618)
Tax effect of REIT termination effective January 1, 2006	-	(51,476)
Valuation allowance	250,161	276,967
Interest and penalties	1,581	8,132
Tax benefit of gain recorded in discontinued operations	(13,804)	-
Other	1,813	2,852
Total income tax expense (benefit)	$(17,594)	$66,512

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows (dollars in thousands):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Basis difference – investments	$377,129	$229,371
Federal net operating loss carryforwards	93,783	60,335
Accrued litigation	75	17,887
Allowance for loan losses	106,073	25,375
State net operating loss carryforwards	13,922	14,964
Deferred compensation	-	7,070
Excess inclusion income	3,918	4,932
Loan sale recourse obligations	36	811
Other	9,980	8,650
Gross deferred tax asset	604,916	369,395
Valuation allowance	(601,110)	(368,312)
Deferred tax asset	3,806	1,083

Deferred tax liabilities:
Other	3,806	1,083
Deferred tax liability	3,806	1,083

Net deferred tax asset	$-	$-

Based on the evidence available as of December 31, 2008, including the significant pre-tax losses incurred by the Company in 2008 and 2007, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets.

In determining the amount of valuation allowance to record as of December 31, 2008, the Company concluded that it is more likely than not that the entire net deferred tax asset will not be realized.  Based on these conclusions, the Company recorded a valuation allowance of $601.1 million for deferred tax assets as of December 31, 2008 compared to $368.3 million as of December 31, 2007.

As of December 31, 2008, the Company had a federal net operating loss of approximately $267.9 million.  The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Code, including substantial limitations in the event of an “ownership change” as defined in Section 382 of the Code. If not used, this net operating loss will expire in years 2025 through 2028.  The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004.  The loss carryovers may expire as early as 2010 and as late as 2028.

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

As of December 31, 2008, the total gross amount of unrecognized tax benefits was $0.5 million which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate.  The Company does not expect the unrecognized tax benefit to change in the next twelve months.

During 2008, the Company requested the Internal Revenue Service to issue a closing agreement or determination letter with respect to an uncertain tax position taken by the Company in 2007.  The Company received a response from the Internal Revenue Service and has adjusted the FIN 48 liability accordingly.  The unrecognized tax benefit related to the uncertain tax position was $5.4 million as of December 31, 2007.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.  Interest and penalties recorded in income tax expense was $1.6 and $8.2 million for the year ended December 31, 2008 and 2007, respectively. Accrued interest and penalties was $2.0 million and $3.0 million as of December 31, 2008 and 2007, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2006 to 2008 remain open to examination for U.S. federal income tax. Tax years 2005 – 2008 remain open for major state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	2008	2007
Beginning balance	$6,329	$962
Gross decreases – tax positions in prior period	(5,367)	-
Gross increases – tax positions in current period	-	5,367
Lapse of statute of limitations	(482)	-
Ending balance	$480	$6,329

Management believes it has adequately provided for potential tax liabilities that may be assessed for years in which the statute of limitations remains open.  However, if there were an assessment of any material liability it may adversely affect the Company’s financial condition, liquidity and ability to continue as a going concern.

Note 18. Employee Benefit Plans

The NovaStar Financial, Inc. 401(k) Plan (the “Plan”) is a defined contribution plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation. No company contributions were made to the Plan for the years ended December 31, 2008 and 2007.  As a result of the Exit Plans described in Note 14, the Plan was subject to a partial termination during 2007.

The Company had a Deferred Compensation Plan (the “DCP”) that was a nonqualified deferred compensation plan that benefited certain designated key members of management and highly compensated employees and allowed them to defer payment of a portion of their compensation to future years. Under the DCP, an employee could defer up to 50% of their base salary, bonus and/or commissions on a pretax basis. The Company could make both discretionary and/or matching contributions to the DCP on behalf of DCP participants.  The Company made no contributions to the DCP for the year ended December 31, 2007.   The DCP was terminated effective December 31, 2007 and all assets, which included $7.5 million in cash and Company stock, were distributed in January 2008 as a result of prior distribution elections and such termination.

Note 19. Stock Compensation Plans

On June 8, 2004, the Company’s 1996 Stock Option Plan (the “1996 Plan”) was replaced by the 2004 Incentive Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), deferred stock, restricted stock, restricted stock units, performance share awards, dividend equivalent rights (“DERs”) and stock appreciation awards (“SARs”). The Company has granted ISOs, NQSOs, restricted stock, performance share awards and DERs. ISOs may be granted to employees of the Company. NQSOs, DERs, SARs and stock awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. The Company registered 625,000 shares of common stock under the 2004 Plan, of which approximately 536,000 shares were available for future issuances as of December 31, 2008. The 2004 Plan will remain in effect unless terminated by the Board of Directors or no shares of stock remain available for awards to be granted. The Company’s policy is to issue new shares upon option exercise.

Effective January 1, 2006, the Company adopted provisions of SFAS No. 123(R). The Company selected the modified prospective method of adoption. The Company recorded stock-based compensation expense of $0.1 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively. There was no income tax benefit recognized in the income statement for stock-based compensation arrangements in 2008 and 2007.  As of December 31, 2008, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. The cost is expected to be amortized over a weighted average period of 1.68 years.

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

On May 23, 2008 the Company granted 5,000 stock options to directors with an exercise price of $1.65, which was the closing market price on the NYSE of the Company’s common stock on the date of grant.  The options granted vested immediately.

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

The following table summarizes the weighted average fair value of options granted for the years ended December 31, 2008 and 2007, respectively, determined using the Black-Scholes option pricing model and the assumptions used in their determination. Due to the unusual market conditions and significant volatility in the Company’s stock price during 2007, the expected volatility for options granted in 2007 was based on historical volatility of the Company’s stock.  The historical volatility was estimated based on a period of time during the Company’s past which management believed would be representative of the expected volatility for the life of the options granted.  The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which employees and directors are expected to hold their options and is based on the Company’s historical experience with similar grants. The Company’s options have DERs and accordingly, the assumed dividend yield was zero for these options.

	2008	2007
Weighted average:
Fair value, at date of grant	$1.40	$10.06
Expected life in years	10	5
Annual risk-free interest rate	3.84%	4.46%
Volatility	84.3%	65.0%
Dividend yield	0.0%	0.0%

The following table summarizes activity, pricing and other information for the Company’s stock options activity for the year ended December 31, 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at the beginning of the year	267,342	$47.81
Granted	5,000	1.65
Exercised	-	-
Forfeited or expired	(111,945)	34.62
Outstanding at the end of the year	160,397	$55.63	5.01	$(8,880)
Exercisable at the end of the year	114,612	$65.32	3.80	$(7,456)
Stock options expected to vest at the end of the year	22,835	$38.29	8.05	$(1,424)

The following table summarizes activity, pricing and other information for the Company’s stock options activity for the year ended December 31, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at the beginning of the year	124,432	$94.60
Granted	217,101	15.08
Exercised	(6,875)	30.48
Forfeited or expired	(67,316)	37.41
Outstanding at the end of the year	267,342	$47.81	7.94	$(12,009)
Exercisable at the end of the year	81,499	$77.45	5.52	$(6,076)
Stock options expected to vest at the end of the year	41,468	$68.23	8.56	$(2,710)

There were no options exercised during the year ended December 31, 2008.  The total intrinsic value of options exercised during the years ended December 31, 2007 was $51,925. The total fair value of options vested during the years ended December 31, 2008 and 2007 was 1.0 million and $0.8 million, respectively.

For options that vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options as a result of DERs associated with the option. For employees, the DERs accrue at a rate equal to the number of options outstanding times sixty percent of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. There were no options exercised during 2008.  Certain of the options exercised in 2007 had DERs payable in additional shares of stock attached to them when issued.   As a result of these exercises, an additional 8,766 shares of common stock were issued in 2007.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The Company did not grant and issue shares of restricted stock during 2008.  The Company granted and issued shares of restricted stock during 2007.  These awards vest at the end of 5 years

During 2005, the Company granted restricted shares to employees and officers under Performance Contingent Deferred Stock Award Agreements. Under the agreements, the Company would have issued shares of restricted stock if certain performance targets were achieved by the Company within a three-year period. As of December 31, 2007 which is the end of the three-year period, the targets were not achieved and the shares were subsequently forfeited.

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

The following tables present information on restricted stock outstanding as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of year	107,211	$36.50	55,219	$111.52
Granted	-	-	115,463	16.72
Vested	(1,745)	185.68	(2,237)	185.68
Forfeited	(71,220)	33.96	(61,234)	28.55
Outstanding at the end of period	34,246	$38.38	107,211	$36.50

There was no restricted stock granted during the year ended December 31, 2008.  The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2007 was $16.72.

Note 20.  Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$24,790	$24,790	$25,364	$25,364
Restricted cash	6,046	5,595	8,998	8,998
Mortgage loans - held-in-portfolio	1,772,838	1,772,838	2,870,013	2,459,105
Mortgage securities - trading	7,085	7,085	109,203	109,203
Mortgage securities - available-for-sale	12,788	12,788	33,371	33,371
Accrued interest receivable	77,292	77,292	61,704	61,704
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage loans	2,599,351	1,772,838	3,065,746	2,410,894
Asset-backed bonds secured by mortgage securities	5,376	5,376	74,385	74,385
Short-term	-	-	45,488	45,488
Junior subordinated debentures	77,323	6,248	83,561	83,561
Accrued interest payable	10,242	10,242	6,903	6,903
Derivative instruments:
Interest rate cap agreements	(8)	(8)	(85)	(85)
Interest rate swap agreements	9,302	9,302	9,441	9,441
Credit-default swap agreements	(193)	(193)	(2,460)	(2,460)

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

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

Mortgage securities- trading – Mortgage securities – trading is made up of residual securities and subordinated securities. The fair value of residual securities is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The fair value of the subordinated securities is estimated using quoted broker prices and compared to internal discounted cash flows.

Borrowings – The fair value of short-term borrowings approximates their carrying value as the borrowings bear interest at rates that approximate market rates for similar borrowings. The fair value of junior subordinated debentures approximates their carrying value as the borrowings were restructured in 2009 and the principal balance did not change. As of December 31, 2007, the fair value of junior subordinated debentures approximates their carrying value as the borrowings bear interest at rates that approximate market rates for similar borrowings.  The fair value of asset-backed bonds secured by mortgage loans was estimated using the fair value of mortgage loans – held-in-portfolio at December 31, 2008 as the trusts have no recourse to the Company’s other, unsecuritized assets.  The fair value of asset-backed bonds secured by mortgage loans was estimated using observable market prices for similar borrowings at December 31, 2007.  The fair value of asset-backed bonds secured by mortgage securities is approximated using quoted market prices.

Derivative instruments – The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate rates.

Accrued interest receivable and payable – The fair value of accrued interest receivable and payable approximates their carrying value.

Note 21.  Subsequent Events

Junior Subordinated Debentures Settlement Agreement. On February 18, 2009, the Company, NMI, NovaStar Capital Trust I and NovaStar Capital Trust II (the “Trusts”) and the trust preferred security holders entered into agreements to settle the claims of the trust preferred security holders arising from NMI’s failure to make the scheduled quarterly interest payments on unsecured notes (collectively, the “Notes”) outstanding to the Trusts which secure trust preferred securities issued by the Trusts.  As part of the settlement, the existing preferred obligations would be exchanged for new preferred obligations.  The settlement and exchange were contingent upon, among other things, the dismissal of the involuntary Chapter 7 bankruptcy.  On March 9, 2009, the Bankruptcy Court entered an order dismissing the involuntary proceeding.  On April 27, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete the Exchange.  On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million.  In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

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

Advent Securities Purchase Agreement. On April 26, 2009, NovaStar Financial, Inc. (“NovaStar”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Advent Financial Services, LLC (“Advent”) and Mark A. Ernst (“Ernst”).  Advent is a start-up company with the goal of providing tailored banking accounts and low cost small-dollar banking services to meet the needs of underserved low- and moderate-income consumers.   Pursuant to the Purchase Agreement, NovaStar will acquire 70% of the fully diluted membership interests in Advent in exchange for an initial payment of $2.0 million and, upon Advent’s achievement of certain financial metrics for the twelve months ended April 30, 2010, an additional payment of $2.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NovaStar Financial, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's recurring losses, negative cash flows, shareholders’ deficit and the lack of significant operations raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2009 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte and Touche LLP

Kansas City, Missouri
May 26, 2009

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 because of the existence of a material weakness in internal controls over financial reporting related to the lack of segregation of duties within our accounting department

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a control deficiency that was deemed a material weakness in internal controls over financial reporting at September 30, 2008. The deficiency relates to the inadequate segregation of duties amongst the Company's employees with respect to accounting, financial reporting and disclosure. The material weakness was a result of the reduction in our accounting staff which occurred during the third quarter ended September 30, 2008.  The material weakness identified above did not result in the restatement of prior period financial statements or any other related financial disclosure, nor did it disclose any errors or misstatements.

Management has taken steps to remedy the material weakness by hiring additional accounting department staff, and reallocating duties, including responsibilities for financial reporting, among the Company’s employees.   Based on the lack of resources available to hire and train employees, this material weakness was not remediated as of December 31, 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in our internal controls over financial reporting as of December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NovaStar Financial, Inc.
Kansas City, Missouri

We have audited NovaStar Financial Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment: internal control over financial reporting was not effective because there was a lack of segregation of duties within the Company’s accounting department. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated May 26, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ Deloitte and Touche LLP

Kansas City, Missouri
May 26, 2009

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Items 401,405 and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement, for the 2009 Annual Meeting of Shareholders.

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

Investor Relations
2114 Central Street
Suite 600
Kansas City, MO  64108
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

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to Items 403 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which our common stock may be issued.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	160,397	(A)	$55.63	535,594	(B)
Equity compensation plans not approved by stockholders	-		-	-
Total	160,397		$55.63	535,594

(A)	Certain of the options have dividend equivalent rights (DERs) attached to them when issued. As of December 31, 2008, these options have 22,149 DERs attached.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to Item 404 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
2.1[1]	Servicing Rights Transfer Agreement, dated as of October 12, 2007, between Saxon Mortgage Services, Inc. and NovaStar Mortgage, Inc.
3.1[2]	Articles of Amendment and Restatement of NovaStar Financial, Inc.(including all amendments and applicable Articles Supplementary)
3.1.1[3]	Certificate of Amendment of the Registrant
3.2[4]	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005
4.1[5]	Specimen Common Stock Certificate
4.2[6]	Specimen Preferred Stock Certificate
10.1[7]	Employment Agreement, dated September 30, 1996, between the Registrant and Scott F. Hartman
10.1.1[8]	Amendment dated December 20, 2006 to the Employment Agreement dated September 30, 1996 between NovaStar Financial Inc., and Scott F. Hartman.
10.2[9]	Employment Agreement, dated September 30, 1996, between the Registrant and W. Lance Anderson
10.2.1[10]	Amendment dated December 20, 2006 to the Employment Agreement dated September 30, 1996 between NovaStar Financial Inc., and W. Lance Anderson.
10.3[11]	Employment Agreement between NovaStar Mortgage, Inc. and David A. Pazgan, Executive Vice President of NovaStar Mortgage, Inc.
10.3.1[12]	Amendment dated December 20, 2006 to the Employment Agreement dated July 15, 2004 between NovaStar Mortgage Inc., and Dave Pazgan.
10.4[13]	Separation and Consulting Agreement, dated as of October 16, 2007 among NovaStar Mortgage and David A. Pazgan.
10.5[14]	Employment Agreement between NovaStar Financial, Inc. and Jeffrey D. Ayers, Senior Vice President, General Counsel and Secretary
10.6[15]	Employment Agreement between NovaStar Financial, Inc. and Gregory S. Metz, Senior Vice President and Chief Financial Officer
10.6.1[16]	Amendment dated December 20, 2006 to the Employment Agreement dated July 15, 2004 between NovaStar Financial Inc., and Gregory Metz.

1	Incorporated by reference to Exhibit 2.1 to Form 10-Q filed by the Registrant on November 14, 2007.
2	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed by the Registrant on August 9, 2007.
3	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on May 26, 2005.
4	Incorporated by reference to Exhibit 3.3.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
5	Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
6	Incorporated by reference to Exhibit 4.3 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
7	Incorporated by reference to Exhibit 10.8 to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
8	Incorporated by reference to Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
9	Incorporated by reference to Exhibit 10.9 to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
10	Incorporated by reference to Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
11	Incorporated by reference to Exhibit 10.27 to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
12	Incorporated by reference to an Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.
13	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 18, 2007
14	Incorporated by reference to Exhibit 10.28 to Form 10-K filed by the Registrant with the SEC on March 1, 2007.
15	Incorporated by reference to Exhibit 10.31to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
16	Incorporated by reference to Exhibit 10 to Form 8-K filed by the Registrant with the SEC on December 21, 2006.

Exhibit No.	Description of Document
10.7[17]	Separation and Consulting Agreement, dated as of January 3, 2008, by and between NovaStar Financial, Inc. and Gregory Metz.
10.8[18]	Employment Agreement between NovaStar Financial, Inc. and Michael L. Bamburg, Executive President and Chief Investment Officer
10.9	Employment Agreement between NovaStar Financial, Inc. and Todd M. Phillips, dated December 17, 2007
10.10	Retention Agreement, dated as of December 17, 2007, by and between NovaStar Financial, Inc. and Todd M. Phillips
10.11[19]	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken.
10.12[20]	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries
10.13[21]	NovaStar Mortgage, Inc. Deferred Compensation Plan Amended and Restated Effective as of December 31, 2007
10.13.1[22]	Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan
10.13.2[23]	Amendment One to the Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan
10.14[24]	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996
10.15[25]	NovaStar Financial Inc. 2004 Incentive Stock Plan
10.15.1[26]	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan
10.15.2[27]	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.15.3[28]	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.15.4[29]	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.16[30]	NovaStar Financial, Inc. Executive Bonus Plan
10.17[31]	2005 Compensation Plan for Independent Directors
10.18[32]	NovaStar Financial, Inc. Long Term Incentive Plan
10.19[33]	Purchase Agreement, dated March 15, 2005, among NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital Trust I, Merrill Lynch International and Taberna Preferred Funding I, LTD
10.20[34]	Amended and Restated Trust Agreement, dated March 15, 2005, between NovaStar Financial, Inc., JPMorgan Chase Bank, Chase Bank USA and certain administrative trustees
10.21[35]	Junior Subordinated Indenture, dated March 15, 2005, between NovaStar Financial, Inc., and JPMorgan Chase Bank

17	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on January 8, 2008.
18	Incorporated by reference to Exhibit 10.32 to Form 8-K filed by the Registrant with the SEC on March 28, 2007.
19	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008.
20	Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005.
21	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 21, 2007.
22	Incorporated by reference to Exhibit 4.6 to Form S-8 filed by the Registrant with the SEC on November 29, 2006.
23	Incorporated by reference to Exhibit 10.45.1 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
24	Incorporated by reference to Exhibit 10.14 to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
25	Incorporated by reference to Exhibit 10.15 to Form S-8 filed by the Registrant with the SEC on June 30, 2004.
26	Incorporated by reference to Exhibit 10.46 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
27	Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
28	Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
29	Incorporated by reference to Exhibit 10.25.3 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
30	Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Registrant with the SEC on March 15, 2007.
31	Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
32	Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006.
33	Incorporated by reference to Exhibit 10.34 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
34	Incorporated by reference to Exhibit 4.4 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
35	Incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.

Exhibit No.	Description of Document
10.22[36]	Parent Guarantee Agreement, dated March 15, 2005, between NovaStar Financial, Inc., and JP Morgan Chase Bank
10.23[37]	Purchase Agreement, dated April 18, 2006, among NovaStar Financial, Inc., NovaStar Mortgage, Inc., NovaStar Capital Trust II and Kodiak Warehouse LLC
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

36	Incorporated by reference to Exhibit 4.6 to Form 10-Q filed by the Registrant with the SEC on May 5, 2005.
37	Incorporated by reference to Exhibit 10.38 to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
38	Incorporated by reference to Exhibit 10.39 to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
39	Incorporated by reference to Exhibit 10.40 to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
40	Incorporated by reference to Exhibit 10.41exhibit to Form 8-K filed by the Registrant with the SEC on April 24, 2006.
41	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
42	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
43	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
44	Incorporated by reference to Exhibit 10.2to Form 8-K filed by the Registrant with the SEC on January 10, 2008.
45	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
46	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
47	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 1, 2007.
48	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
49	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.

Exhibit No.	Description of Document
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

50	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 25, 2007.
51	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 1, 2007.
52	Incorporated by reference to Exhibit 10.58 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
53	Incorporated by reference to Exhibit 10.59 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
54	Incorporated by reference to Exhibit 10.60 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
55	Incorporated by reference to Exhibit 10.61 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
56	Incorporated by reference to Exhibit 10.62 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
57	Incorporated by reference to Exhibit 10.62.1 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
58	Incorporated by reference to Exhibit 10.62.2 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
59	Incorporated by reference to Exhibit 10.62.3 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
60	Incorporated by reference to Exhibit 10.63 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
61	Incorporated by reference to Exhibit 10.64 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
62	Incorporated by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the SEC on September 8, 2006.
63	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 15, 2007

Exhibit No.	Description of Document
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

64	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
65	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 15, 2007
66	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
67	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
68	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
69	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
70	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
71	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on June 6, 2007
72	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 23, 2007
73	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 14, 2007.
74	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 5, 2007.
75	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 10, 2007.

Exhibit No.	Description of Document
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

11.1[86]	Statement Regarding Computation of Per Share Earnings
14.1[87]	NovaStar Financial, Inc. Code of Conduct
21.1	Subsidiaries of the Registrant
23.1	Consents of Deloitte & Touche LLP
31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

76	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on January 10, 2008.
77	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on February 8, 2008.
78	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on February 15, 2008.
79	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 14, 2008.
80	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
81	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
82	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
83	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
84	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
85	Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on July 20, 2007
86	See Note 16 to the consolidated financial statements
87	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 14, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC
(Registrant)

DATE: May 27, 2009	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE: May 27, 2009	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: May 27, 2009	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

DATE: May 27, 2009	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE: May 27, 2009	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE: May 27, 2009	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE: May 27, 2009	/s/ DONALD M. BERMAN
Donald M. Berman, Director