Form 10-K/A
period 2008-12-31
NOVASTAR FINANCIAL INC
filed 2009-05-29
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

NOVASTAR FINANCIAL, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

EXPLANATORY NOTE

NovaStar Financial, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”) to amend the original filing to reflect the final version of the Annual Report approved by the Company.  Due to a mistake by our financial printer, the original filing was a late draft of the Annual Report that did not reflect certain minor and cosmetic changes that were to be made to the final version of the Annual Report.  The changes are reflected in this Amendment and affect certain footnote and tabular disclosure contained in the Annual Report.  Additionally, this Amendment reflects the inclusion of a revised Exhibit Index and several minor cosmetic changes.  We have also included new officer certifications as Exhibits 31.1, 32.2, 32.1 and 32.2.  The financial statements contained in the Annual Report were not affected by this Amendment and except for the changes described above, this Amendment does not make any new disclosures, update prior disclosures or attempt to reflect any events that may have occurred subsequent to the filing of the Annual Report.

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

As of May 8, 2009, we had approximately 1,031 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

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

Table 7 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$29,566	$(445,788)
Cash flows provided by investing activities	493,579	1,073,063
Cash flows used in financing activities	(523,719)	(752,433)

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

NOVASTAR FINANCIAL, INC.
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Share- holders’ Equity (Deficit)
Balance, January 1, 2007	$30	$-	$93	$742,028	$(263,572)	$36,548	$(557)	$514,570
Cumulative effect adjustment from adoption of SFAS 157	-	-	-	-	5,430	-	-	5,430
Cumulative effect adjustment from adoption of SFAS 159	-	-	-	-	(1,131)	1,131	-	-
Cumulative effect adjustment from adoption of FIN 48	-	-	-	-	(1,072)	-	-	(1,072)
Forgiveness of founders’ notes receivable	-	-	-	-	-	-	348	348
Issuance of preferred stock, 2,100,000 shares	-	21	-	43,591	-	-	-	43,612
Preferred stock beneficial conversion feature	-	-	-	3,825	(3,825)	-	-	-
Issuance of common stock, 35,094 shares	-	-	-	3,190	-	-	-	3,190
Issuance of stock under stock compensation plans, 88,867 shares	-	-	1	209	-	-	-	210
Compensation recognized under stock compensation plans	-	-	-	707	-	-	-	707
Dividends on preferred stock ($1.67 per share declared)	-	-	-		(8,805)	-	-	(8,805)
Reversal of tax benefit derived from capitalization of affiliates	-	-	-	(7,195)		-	-	(7,195)
Other	-	-		(13)	603	-	-	590
Comprehensive loss:
Net loss	-	-	-	-	(724,277)	-	-	(724,277)
Other comprehensive loss	-	-	-	-	-	(38,796)	-	(38,796)
Total comprehensive loss	-	-	-	-	-	-	-	(763,073)
Balance, December 31, 2007	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)

Continued

	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Other	Total Share- holders’ Deficit
Balance, January 1, 2008	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)
Forgiveness of founders’ notes receivable	-	-	-	-	-	-	70	70
Compensation recognized under stock compensation plans	-	-	-	(63)	-	-	-	(63)
Accumulating dividends on preferred stock	-	-	-	-	(15,273)	-	-	(15,273)
Other	-	-	-	-	420	-	-	420
Comprehensive loss:
Net loss	-	-	-	-	(660,482)	-	-	(660,482)
Other comprehensive income	-	-	-	-	-	10,043	-	10,043
Total comprehensive loss	-	-	-	-	-	-	-	(650,439)
Balance, December 31, 2008	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$(139)	$(876,773)

See notes to consolidated financial statements.	Concluded

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

Commitments to Originate Mortgage Loans  Commitments to originate mortgage loans - held-for-sale meet the definition of a derivative and are recorded at fair value and were classified as accounts payable and other liabilities in the Company’s consolidated balance sheets. The Company used the Black-Scholes option pricing model to determine the value of its commitments. Significant assumptions used in the valuation determination include volatility, strike price, current market price, expiration and one-month LIBOR.  There were no commitments to originate mortgage loans outstanding at December 31, 2008 and 2007.

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

Mortgage Loan VIEs - The Company consolidates securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by SFAS 140.  The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under SFAS 140 and related interpretations because after the loans were securitized the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remains the same. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under SFAS 140 and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. These transactions could continue to fail QSPE status and require consolidation and related disclosures. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. Therefore, these mortgage loans have been pledged to the bondholders in the VIEs, and these assets are included in the firm-owned assets pledged balance reported within this footnote. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of the Company; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

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

The table below provides the disclosure information required by FSP FAS 140-4 and FIN 46(R)-8 for VIEs that are consolidated by the Company (dollars in thousands):

		Assets after intercompany eliminations		Liabilities after intercompany	Recourse to
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	eliminations	the Company(B)
December 31, 2008
Mortgage Loan VIEs(C)	$1,930,063	-	$1,920,610	$2,730,280	-
CDOs(D)	7,435	-	7,035	8,557	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage loans.
(D)	For the CDO, assets are primarily recorded in Mortgage securities – trading and liabilities are recorded in Asset-backed bonds secured by mortgage securities.

Securitizations

Prior to changes in its business in 2007, the Company securitized residential nonconforming mortgage loans. The Company’s involvement with VIEs that are used to securitize financial assets consists of owning securities issued by VIEs.

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

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

Generally, retained interests are recorded in the Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, the Company generally estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Consolidated Statements of Earnings, or as securities available-for-sale, with changes in fair value included in accumulated other comprehensive loss.

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

The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities - trading.  Fair value is estimated using quoted market prices. The Company recognized fair value adjustments of $63.0 and $257.1 million for the years ended December 31, 2008 and 2007, respectively, which is included in the “Fair value adjustments” line item on the consolidated statements of operations.

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

The following table summarizes the CDO and ABB transactions for the year ended December 31, 2007 (dollars in thousands):

	Date Issued	Bonds Issued (A)(B)	Interest Rate Spread Over LIBOR (A)	Par Amount of Collateral Pledged
2007:
NovaStar ABS CDO I	February 8, 2007	$331,500	0.32%-2.25%	$374,862
NHES Series 2007-1	February 28, 2007	1,794,386	0.10%-1.75%	1,888,756

(A)	The amounts shown do not include subordinated bonds retained by the Company.
(B)	The bonds issued for the NHES 2006-MTA1 securitization include $19.2 million in Class X Notes. The Class X Notes are AAA-rated and are entitled to interest-only cash flows.

The following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds				Mortgage Loans
	Remaining Principal		Weighted Average Interest Rate	Estimated Weighted Average Months to Call or Maturity	Remaining Principal		Weighted Average Coupon
As of December 31, 2008:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$553,669		0.33%	84	$528,766		8.95%
NHES Series 2006-MTA1	683,757		0.75	40	680,127		5.80
NHES Series 2007-1	1,372,015		0.78	116	1,320,898		8.76
Unamortized debt issuance costs, net	(10,090)
	$2,599,351
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$325,930	(A)	3.08%	26		(B)		(B)

As of December 31, 2007:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$716,768		5.17%	24	$694,101		8.49%
NHES Series 2006-MTA1	750,048		5.14	19	753,787		8.23
NHES Series 2007-1	1,611,592		5.17	30	1,619,849		8.79
Unamortized debt issuance costs, net	(12,662)
	$3,065,746
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$331,500	(A)	5.56%	32		(B)		(B)

(A)	The NovaStar ABS CDO I ABB are carried at a fair value of $5.4 million and $74.4 million on the Company’s consolidated balance sheet at December 31, 2008 and 2007, respectively.
(B)	Collateral for the NovaStar ABS CDO I are subordinated mortgage securities.

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

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry.   The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio.  The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages.  On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NovaStar Mortgage, Inc., a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss.  On May 15, 2009 the Court granted the Company’s motion to dismiss.  The City of Cleveland has filed a notice of intent to appeal.  The Company believes that these claims are without merit and will vigorously defend against them.

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of December 31, 2008 and 2007 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities -trading	$7,085	$-	$-	$7,085
Mortgage securities – available-for-sale	12,788	-	-	12,788
Total Assets	$19,873	$-	$-	$19,873

Liabilities
Asset-backed bonds secured by mortgage securities	$5,376	$-	$-	$5,376
Derivative instruments, net	9,102	-	9,102	-
Total Liabilities	$14,478	$-	$9,102	$5,376

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage securities -trading	$109,203	$-	$84,462	$24,741
Mortgage securities – available-for-sale	33,371	-	-	33,371
Derivative instruments, net	(6,896)	-	(6,896)	-
Total Assets	$135,678	$-	$77,566	$58,112

Liabilities
Asset-backed bonds secured by mortgage securities	$74,385	$-	$74,385	$-

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

The Company considers an operating unit to be discontinued upon its termination date, which is the point in time when the operations substantially cease.  The provisions of SFAS 144 require the results of operations associated with those operating units terminated to be classified as discontinued operations and segregated from the Company’s continuing results of operations for all periods presented.  In accordance with Statement SFAS 144, the Company has reclassified the operating results of its entire mortgage lending segment and servicing operations segment as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008 and 2007.

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

Short-term Borrowings

$1.9 Billion Comprehensive Financing Facility.  In May 2007, the Company executed a $1.9 billion comprehensive financing facility arranged by Wachovia.  On May 9, 2008, the Company fully repaid all outstanding borrowings with Wachovia and terminated all agreements effective the same day.

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

Restricted Cash – The fair value of restricted cash was estimated by discounting the estimated future releases of the cash from restriction.

Mortgage loans – The fair value for all loans approximates its carrying value.

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

Borrowings – The fair value of short-term borrowings approximates their carrying value as the borrowings bear interest at rates that approximate market rates for similar borrowings. As of December 31, 2007, the fair value of junior subordinated debentures approximates their carrying value as the borrowings bear interest at rates that approximate market rates for similar borrowings. As of December 31, 2008, the fair value of junior subordinated debentures is estimated using the price from the repurchase transaction that the Company completed during the year.  The fair value of asset-backed bonds secured by mortgage loans was estimated using the fair value of mortgage loans – held-in-portfolio at December 31, 2008 as the trusts have no recourse to the Company’s other, unsecuritized assets.  The fair value of asset-backed bonds secured by mortgage loans was estimated using observable market prices for similar borrowings at December 31, 2007.  The fair value of asset-backed bonds secured by mortgage securities is approximated using quoted market prices.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2009 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte and Touche LLP

Kansas City, Missouri
May 22, 2009

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated May 22, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ Deloitte and Touche LLP

Kansas City, Missouri
May 22, 2009

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
2.1[1]	Servicing Rights Transfer Agreement, dated as of October 12, 2007, between Saxon Mortgage Services, Inc. and NovaStar Mortgage, Inc.
3.1[2]	Articles of Amendment and Restatement of NovaStar Financial, Inc.(including all amendments and applicable Articles Supplementary)
3.1.1[3]	Certificate of Amendment of the Registrant
3.2[4]	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005
4.1[5]	Specimen Common Stock Certificate
4.2[6]	Specimen Preferred Stock Certificate
10.1[7]	Separation and Consulting Agreement, dated as of October 16, 2007 among NovaStar Mortgage and David A. Pazgan
10.2[8]	Separation and Consulting Agreement, dated as of January 3, 2008, by and between NovaStar Financial, Inc. and Gregory Metz
10.3[9]	Employment Agreement, dated as of March 23, 2007, between NovaStar Financial, Inc. and Michael L. Bamburg, Executive President and Chief Investment Officer
10.4[10]	Employment Agreement, dated as of December 17, 2007, between NovaStar Financial, Inc. and Todd M. Phillips
10.5[11]	Retention Agreement, dated as of December 17, 2007, by and between NovaStar Financial, Inc. and Todd M. Phillips
10.6[12]	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken
10.7[13]	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries
10.8[14]	NovaStar Mortgage, Inc. Deferred Compensation Plan Amended and Restated Effective as of December 31, 2007

1	Incorporated by reference to Exhibit 2.1 to Form 10-Q filed by the Registrant on November 14, 2007.
2	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed by the Registrant on August 9, 2007.
3	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on May 26, 2005.
4	Incorporated by reference to Exhibit 3.3.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
5	Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
6	Incorporated by reference to Exhibit 4.3 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
7	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 18, 2007.
8	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on January 8, 2008.
9	Incorporated by reference to Exhibit 10.32 to Form 8-K filed by the Registrant with the SEC on March 28, 2007.
10	Incorporated by reference to Exhibit 10.9 to Form 10-K filed by the Registrant with the SEC on April 1, 2008.
11	Incorporated by reference to Exhibit 10.10 to Form 10-K filed by the Registrant with the SEC on April 1, 2008.
12	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008.
13	Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005.
14	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 21, 2007.

Exhibit No.	Description of Document
10.8.1[15]	Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan
10.8.2[16]	Amendment One to the Amended and Restated Trust Agreement for the NovaStar Mortgage, Inc. Deferred Compensation Plan, effective as of January 1, 2005
10.9[17]	1996 Executive and Non-Employee Director Stock Option Plan, as last amended December 6, 1996
10.10[18]	NovaStar Financial Inc. 2004 Incentive Stock Plan
10.10.1[19]	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan
10.10.2[20]	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.10.3[21]	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.10.4[22]	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.11[23]	NovaStar Financial, Inc. Executive Bonus Plan
10.12[24]	2005 Compensation Plan for Independent Directors
10.13[25]	NovaStar Financial, Inc. Long Term Incentive Plan
10.14[26]
Master Repurchase Agreement (2007 Residual Securities), dated as of April 18, 2007, among Wachovia  Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC and NovaStar Certificates Financial Corporation

10.14.1[27]
Amendment Number One to Master Repurchase Agreement (Residual Securities), dated as of May 10, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NovaStar Financial, Inc., NFI Holding Corporation and HomeView Lending, Inc.

10.14.2[28]
Amendment  Number Two, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Residual Securities), dated as of April 18, 2007, among Wachovia  Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage,  Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., NovaStar Financial, Inc. and NFI Holding Corporation

10.14.3[29]
Letter Agreement (Release of Security Interest relating to Master Repurchase Agreement (2007 Residual Securities)), dated as of January 4, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation, NovaStar Financial, Inc., HomeView Lending, Inc., Wachovia Investment Holdings, LLC, and Wachovia Capital Markets, LLC

10.15[30]	Guaranty, dated as of April 18, 2007, made by NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage Inc. and Homeview Lending, Inc. in favor of Wachovia Investment Holdings, LLC
10.16[31]
Collateral  Security, Setoff and Netting Agreement, dated as of April 18, 2007, among Wachovia Bank,  NA, Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Financial, Inc.,  NovaStar Mortgage, Inc. and certain of their respective affiliates

16	Incorporated by reference to Exhibit 10.45.1 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
17	Incorporated by reference to Exhibit 10.14 to Form S-11 filed by the Registrant with the SEC on July 29, 1997.
18	Incorporated by reference to Exhibit 10.15 to Form S-8 filed by the Registrant with the SEC on June 30, 2004.
19	Incorporated by reference to Exhibit 10.46 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
20	Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
21	Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
22	Incorporated by reference to Exhibit 10.25.3 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
23	Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Registrant with the SEC on March 15, 2007.
24	Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
25	Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006.
26	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
27	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on May 15, 2007.
28	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
29	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on January 10, 2008.
30	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.
31	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on April 25, 2007.

Exhibit No.	Description of Document
10.17[32]	Master Repurchase Agreement (2007 Servicing Rights), dated as of April 25, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, and NovaStar Mortgage, Inc.
10.17.1[33]
Amendment Number One to Master Repurchase Agreement (2007 Servicing Rights), dated as of May 10, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Holding Corporation and HomeView Lending, Inc.

10.17.2[34]
Amendment Number Two, dated as of September 7, 2007 to Master Repurchase Agreement (2007 Servicing Rights), dated as of April 25, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Holding Corporation and HomeView Lending, Inc.

10.17.3[35]
Amendment Number Three, dated as of October 22, 2007, to the Master Repurchase Agreement (2007 Servicing Rights), dated as of April 25, 2007, among Wachovia Bank, N.A., as Buyer, Wachovia Capital Markets, LLC, as Agent, NovaStar Mortgage, Inc., as Seller and a Guarantor, and NovaStar Financial, Inc., NFI Holding Corporation, and HomeView Lending, Inc., as Guarantors

10.18[36]	Guaranty and Pledge Agreement, dated as of April 25, 2007, made by NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage Inc. and HomeView Lending, Inc. in favor of Wachovia Bank, N.A.
10.19[37]	Sales Agreement between NovaStar Financial, Inc. and Cantor Fitzgerald & Co., dated September 8, 2006
10.20[38]
Master Repurchase Agreement (2007 Whole Loan), dated as of May 9, 2007, among Wachovia Bank, N.A., NFI Repurchase Corporation, NMI Repurchase Corporation, HomeView Lending, Inc., NMI Property Financing, Inc., NovaStar Financial, Inc., NFI Holding Corporation and NovaStar Mortgage, Inc.

10.21.1[39]
Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (2007 Whole Loan),  dated as of May 9, 2007, among Wachovia Bank, N.A., NFI Repurchase Corporation,  NMI Repurchase Corporation, HomeView Lending,  Inc., NMI Property Financing, Inc., NovaStar Financial, Inc., NFI Holding Corporation and NovaStar Mortgage, Inc.

10.21.2[40]
Amendment Number Two, dated as of April 30, 2008, to the Master Repurchase Agreement (2007 Whole Loan), dated as of May 9, 2007, by and among NFI Repurchase Corporation, NMI Repurchase Corporation, Homeview Lending, Inc., NMI Property Financing, Inc., Wachovia Bank National Association, NFI Holding Corporation, NovaStar Financial, Inc., NovaStar Mortgage Inc. and Home View Lending, Inc.

10.22[41]	Guaranty, dated as of May 9, 2007, among NovaStar Financial, Inc., NFI Holding Corporation, NovaStar Mortgage, Inc., HomeView Lending, Inc. and Wachovia Bank, NA
10.23[42]
Master Repurchase Agreement (2007 Non-Investment Grade Securities), dated as of May 31, 2007, among Wachovia Investment Holdings, LLC, Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation and NovaStar Financial, Inc.

10.23.1[43]
Amendment Number One, dated as of September 7, 2007, to the Master   Repurchase Agreement (Non-Investment Grade Securities), dated as of May 31, 2007, among  Wachovia Investment Holdings, LLC, Wachovia Capital Markets LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, and NovaStar Certificates Financing Corp.

33	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on May 15, 2007.
34	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
35	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on October 25, 2007.
36	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 1, 2007.
37	Incorporated by reference to Exhibit 1.1 to Form 8-K filed by the Registrant with the SEC on September 8, 2006.
38	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 15, 2007.
39	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on September 12, 2007
40	Incorporatedby reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
41	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 15, 2007.
42	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on June 6, 2007.
43	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.

Exhibit No.	Description of Document
10.24[44]	Guaranty, dated as of May 31, 2007, among NovaStar Financial, Inc., NFI Holding Corporation and Wachovia Investment Holdings, LLC
10.25[45]
Master Repurchase Agreement (2007 Investment Grade Securities), dated as of May 31, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets, LLC, NovaStar Mortgage, Inc., NovaStar Certificates Financing, LLC, NovaStar Certificates Financing Corporation, NFI Holding Corporation and NovaStar Financial, Inc.

10.26.1[46]
Amendment Number One, dated as of September 7, 2007, to the Master Repurchase Agreement (Investment Grade Securities), dated as of May 31, 2007, among Wachovia Bank, N.A., Wachovia Capital Markets LLC, NovaStar  Mortgage,  Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corp., and NovaStar Financial, Inc. and NFI Holding Corporation

10.27[47]	Guaranty, dated as of May 31, 2007, among NovaStar Financial, Inc., NFI Holding Corporation and Wachovia Bank, N.A.
10.28[48]
Waiver Agreement dated August 17, 2007 by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A., Wachovia Capital Markets, LLC and Wachovia Investment Holdings, LLC

10.28.1[49]
Waiver Agreement, dated as of November 7, 2007, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.28.2[50]
Waiver Agreement, dated as of November 30, 2007, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.28.3[51]
Waiver Agreement, dated as of December 7, 2007, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.28.4[52]
Waiver Agreement, dated as of January 4, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.28.5[53]
Waiver Agreement, dated February 4, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.28.6[54]
Waiver Agreement, dated February 11, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

45	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on June 6, 2007.
46	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on September 12, 2007.
47	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on June 6, 2007.
48	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 23, 2007.
49	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on November 14, 2007.
50	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 5, 2007.
51	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on December 10, 2007.
52	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on January 10, 2008.
53	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on February 8, 2008.
54	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on February 15, 2008.

Exhibit No.	Description of Document
10.28.7[55]
Waiver Agreement, dated March 11, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.29[56]
Waiver Agreement, dated March 27, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.30[57]
Waiver Agreement, dated April 30, 2008, by and among NovaStar Mortgage, Inc., NovaStar Certificates Financing LLC, NovaStar Certificates Financing Corporation, NFI Repurchase Corporation, NMI Repurchase Corporation, NMI Property Financing, Inc., HomeView Lending, Inc., NovaStar Financial, Inc., NFI Holding Corporation, Wachovia Bank, N.A. and Wachovia Investment Holdings, LLC

10.31[58]
Securities Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial,  Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.32[59]
Standby Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial,  Inc.,  Massachusetts  Mutual Life Insurance Company,  Jefferies Capital Partners IV L.P.,  Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.33[60]
Registration Rights and Shareholders Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.34[61]
Letter Agreement, dated July 16,  2007, by and among  NovaStar Financial,  Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Scott Hartman

10.35[62]
Letter Agreement, dated July 16,  2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P.,  Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Lance Anderson

10.36[63]
Letter Agreement, dated July 16, 2007, by and among  NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Mike Bamburg

10.37[64]
Settlement Agreement, dated as of February 18, 2009, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd. and Kodiak CDO I, Ltd.

10.38[65]
Escrow Agreement, dated as of February 18, 2009, by an among NovaStar Mortgage, Inc., NovaStar Financial, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Kodiak CDO I, Ltd. and WolfBlock LLP

10.39[66]
Exchange Agreement, dated as of February 18, 2009, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Capital Trust I/B, NovaStar Capital Trust II/B, Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd. and Kodiak CDO I, Ltd.

56	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 28, 2008.
57	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
58	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
59	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
60	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
61	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
62	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
63	Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
64	Incorporated by reference to Exhibit 10.53 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
65	Incorporated by reference to Exhibit 10.54 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
66	Incorporated by reference to Exhibit 10.55 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

Exhibit No.	Description of Document
10.39.1
Amendment to Exchange Agreement, dated as of April 27, 2009, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Capital Trust I/B, NovaStar Capital Trust II/B, Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd. and Kodiak CDO I, Ltd.

10.40[67]
Amended and Restated Trust Agreement, dated as of February 18, 2009 by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (I/B)

10.42[68]	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.43[69]	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.44[70]
Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (II/B)

10.45[71]	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.46[72]	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.47[73]
Confidential Settlement Term Sheet Agreement, dated March 17, 2008, between American Interbanc Mortgage LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc., NFI Holding Corp., and NovaStar Home Mortgage, Inc.

10.48[74]
Forbearance Agreement, dated April 29, 2008, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., The Bank of New York Trust Company, National Association, NovaStar Capital Trust I, W. Lance Anderson, Rodney E. Schwatken, Todd M. Phillips, Taberna Preferred Funding I, Ltd., and Taberna Preferred Funding II, Ltd.

10.49[75]
Forbearance Agreement, dated April 29, 2008, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., The Bank of New York Trust Company, National Association, NovaStar Capital Trust II, W. Lance Anderson, Rodney E. Schwatken, Todd M. Phillips, Kodiak CDO I, Ltd. and Kodiak CDO II, Ltd.

10.50[76]
Membership Interest Purchase Agreement, dated as of August 1, 2008, by and among NovaStar Financial, Inc., PipeFire, LLC, the existing members of PipeFire, LLC, and certain beneficial owners of such membership interests (Streetlinks)

10.51[77]	Securities Purchase Agreement, dated as of April 26, 2009, by and among NovaStar Financial, Inc., Advent Financial Services, LLC and Mark A. Ernst
11.1[78]	Statement Regarding Computation of Per Share Earnings

68	Incorporated by reference to Exhibit 10.57 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
69	Incorporated by reference to Exhibit 10.58 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
70	Incorporated by reference to Exhibit 10.59 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
71	Incorporated by reference to Exhibit 10.60 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
72	Incorporated by reference to Exhibit 10.61 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
73	Incorporated by reference to Exhibit 10.55 to Form 10-Q filed by the Registrant with the SEC on April 27, 2009.
74	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
75	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on May 5, 2008.
76	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 14, 2008.
77	Incorporated by reference to Exhibit 10.62 to Form 8-K filed by the Registrant with the SEC on April 30, 2009.
78	See Note 16 to the consolidated financial statements.

Exhibit No.	Description of Document
14.1[79]	NovaStar Financial, Inc. Code of Conduct
21.1	Subsidiaries of the Registrant
31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

79	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the SEC on February 14, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC
(Registrant)

DATE: May 29, 2009	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE: May 29, 2009	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: May 29, 2009	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

DATE: May 29, 2009	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE: May 29, 2009	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE: May 29, 2009	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE: May 29, 2009	/s/ DONALD M. BERMAN
Donald M. Berman, Director