Form 10-Q
period 2009-03-31
NOVASTAR FINANCIAL INC
filed 2009-07-10
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From to___________ to ____________

____________________

Commission File Number 001-13533

NOVASTAR FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	74-2830661
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2114 Central Street, Suite 600, Kansas City, MO	64108
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (816) 237-7000

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on July 10, 2009 was 9,368,053.

NOVASTAR FINANCIAL, INC. FORM 10-Q For the Quarterly Period Ended March 31, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share amounts)
	March 31,	December 31,
	2009	2008
Assets
Unrestricted cash and cash equivalents	$20,008	$24,790
Restricted cash	6,059	6,046
Mortgage loans – held-in-portfolio, net of allowance of $793,679 and $776,001,
respectively	1,603,659	1,772,838
Mortgage securities – trading	3,767	7,085
Mortgage securities – available-for-sale	11,091	12,788
Real estate owned	91,279	70,480
Accrued interest receivable	76,053	77,292
Other assets	5,942	5,704
Assets of discontinued operations	-	1,441
Total assets	$1,817,858	$1,978,464

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,521,280	$2,599,351
Asset-backed bonds secured by mortgage securities	3,073	5,376
Junior subordinated debentures	77,446	77,323
Due to servicer	135,145	117,635
Dividends payable	22,785	19,088
Accounts payable and other liabilities	31,858	33,928
Liabilities of discontinued operations	-	2,536
Total liabilities	2,791,587	2,855,237

Commitments and contingencies (Note 7)

Shareholders’ deficit :
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000
shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per
share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,368,053, issued and outstanding	94	94
Additional paid-in capital	786,253	786,279
Accumulated deficit	(1,767,044)	(1,671,984)
Accumulated other comprehensive income	6,898	8,926
Other	(122)	(139)
Total NovaStar Financial Inc.’s shareholders’ deficit	(973,870)	(876,773)
Noncontrolling interests	141	-
Total shareholders’ deficit	(973,729)	(876,773)
Total liabilities and shareholders’ deficit	$1,817,858	$1,978,464

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)
	For the Three Months Ended
	March 31,
	2009	2008
Interest income	$40,867	$71,465
Interest expense	8,359	36,281
Net interest income before provision for credit losses	32,508	35,184
Provision for credit losses	(101,474)	(249,316)
Net interest expense after provision for credit losses	(68,966)	(214,132)

Other operating expense:
Losses on derivative instruments	(4,195)	(15,587)
Fair value adjustments	(5,710)	(12,716)
Impairment on mortgage securities – available-for-sale	(202)	(19,380)
Appraisal fee income	1,685	-
Appraisal fee expense	(1,159)	-
Premiums for mortgage loan insurance	(3,341)	(4,275)
Servicing fee expense	(2,991)	(3,697)
Other income, net	13	11
Total other operating expense	(15,900)	(55,644)

General and administrative expenses:
Compensation and benefits	981	2,549
Office administration	1,984	1,911
Professional and outside services	2,046	2,268
Other appraisal management expenses	1,638	-
Other	131	145
Total general and administrative expenses	6,780	6,873

Loss from continuing operations before income tax	(91,646)	(276,649)
Income tax expense	52	650
Loss from continuing operations	(91,698)	(277,299)
Loss from discontinued operations, net of income tax	-	(5,370)
Net loss	(91,698)	(282,669)
Less: Net loss attributable to noncontrolling interests	(334)	-
Net loss available to common shareholders	$(91,364)	$(282,669)
Basic earnings per share:
Loss from continuing operations available to common shareholders	$(10.14)	$(29.80)
Loss from discontinued operations, net of income tax	-	(0.57)
Net loss attributable to common shareholders	$(10.14)	$(30.37)
Diluted earnings per share:
Loss from continuing operations attributable to common shareholders	$(10.14)	$(29.80)
Loss from discontinued operations, net of income tax	-	(0.57)
Net loss attributable to common shareholders	$(10.14)	$(30.37)
Weighted average basic shares outstanding	9,368,053	9,414,418
Weighted average diluted shares outstanding	9,368,053	9,414,418

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands)
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other	Non		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive	controlling		Shareholders'
	Stock	Stock	Stock	Capital	Deficit	Income	Interest	Other	Deficit
Balance, January 1, 2009	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$-	$(139)	$(876,773)
Other	-	-	-	(26)	-	-	-	17	(9)
Accumulating dividends on preferred stock	-	-	-	-	(3,696)	-	-	-	(3,696)
Contribution from noncontrolling interests	-	-	-	-	-	-	475	-	475
Comprehensive loss:
Net loss	-	-	-	-	(91,364)	-	(334)	-	(91,698)
Other comprehensive loss	-	-	-	-	-	(2,028)	-	-	(2,028)
Total comprehensive loss	-	-	-	-	-	-	-	-	(93,726)
Balance, March 31, 2009	$30	$21	$94	$786,253	$(1,767,044)	$6,898	$141	$(122)	$(973,729)

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)
	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(91,698)	$(282,669)
Loss from discontinued operations	-	(5,370)
Loss from continuing operations	(91,698)	(277,299)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Accretion of available-for-sale and trading securities	(11,439)	(14,730)
Interest capitalized on loans held-in-portfolio	(1,218)	(7,434)
Amortization of premiums on mortgage loans	1,332	3,459
Amortization of deferred debt issuance costs	(480)	(564)
Provision for credit losses	101,474	249,316
Impairments on mortgage securities – available-for-sale	202	19,380
Fair value adjustments	5,710	12,716
Losses on derivative instruments	4,195	15,587
Other	(9)	101
Depreciation expense	231	278
Changes in:
Accrued interest receivable	1,239	(582)
Derivative instruments, net	24	475
Other assets	1,634	4,262
Due to servicer	17,510	10,370
Accounts payable and other liabilities	(8,155)	(11,754)
Net cash provided by operating activities from continuing operations	20,552	3,581
Net cash used in operating activities from discontinued operations	-	(10,501)
Net cash provided by (used in) operating activities	20,552	(6,920)

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities - available-for-sale	3,897	13,861
Proceeds from paydowns of mortgage securities - trading	2,485	17,236
Proceeds from repayments of mortgage loans held-in-portfolio	28,072	111,306
Proceeds from sales of assets acquired through foreclosure	19,003	22,656
Cash used to collateralize letter of credit	(13)	(162)
Purchases of property and equipment	(571)	-
Net cash provided by investing activities	52,873	164,897
Net cash provided by investing activities from discontinued operations	-	1,115
Net cash provided by investing activities	52,873	166,012
		Continued

	For the Three Months Ended
	March 31,
Cash flows from financing activities:	2009	2008
Payments on asset-backed bonds	(78,307)	(145,145)
Net change in short-term borrowings	-	(26,611)
Contributions from noncontrolling interests	100	-
Dividends paid on vested stock options	-	(176)
Net cash used in financing activities from continuing operations	(78,207)	(171,932)
Net cash used in financing activities from discontinued operations	-	-
Net cash used in financing activities	(78,207)	(171,932)
Net decrease in cash and cash equivalents	(4,782)	(12,840)
Cash and cash equivalents, beginning of period	24,790	25,364
Cash and cash equivalents, end of period	$20,008	$12,524

Supplemental Disclosure of Cash Flow Information
(unaudited; dollars in thousands)
	For the Three Months Ended
	March 31,
	2009	2008
Cash paid for interest	$12,581	$36,016
Cash paid for income taxes	466	2,547
Non-cash investing and financing activities:
Assets acquired through foreclosure	39,783	29,806
Preferred stock dividends accrued, not yet paid	3,696	3,288
See notes to condensed consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the quarterly period ended March 31, 2009 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) hold certain nonconforming residential mortgage securities. Prior to changes in its business in 2007, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests.

Effective August 1, 2008, the Company acquired a 75% interest in StreetLinks National Appraisal Services, LLC (StreetLinks), a residential mortgage appraisal company, for an initial cash purchase price of $750,000 plus future payments contingent upon StreetLinks reaching certain earnings targets. Results of operations from August 1, 2008 forward are included in the consolidated statement of operations. Simultaneously with the acquisition, the Company transferred ownership of 5% of StreetLinks to the Chief Executive Officer of StreetLinks.

On April 26, 2009, the Company acquired a majority interest in Advent Financial Services, LLC, a start-up operation which will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Management is continuing to evaluate opportunities to invest excess cash as it is available.

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Investments in entities for which the Company has significant influence are accounted for under the equity method. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests (formerly known as “minority interests”) be displayed in the consolidated balance sheet as a separate component of shareholders’ equity and that the consolidated net earnings attributable to the noncontrolling interests be clearly indentified and presented in the consolidated statement of earnings. The Company previously acquired StreetLinks, and as part of the acquisition certain of StreetLinks’ former owners retained ownership interests in the business. At the time of purchase, StreetLinks had a net deficit, therefore the beginning noncontrolling interests balance was zero. From the acquisition date to the end of 2008, StreetLinks had a net loss so no losses were attributed to the noncontrolling interests since it was already at zero, therefore the beginning balance of the noncontrolling interests at January 1, 2009 was zero. These interests are presented on its condensed consolidated balance sheet as noncontrolling interests. In addition, earnings attributable to the noncontrolling interests are shown on its condensed consolidated statement of operations for the three months ended March 31, 2009.

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6), and therefore should be included in computing EPS using the two-class method. The Company’s adoption of EITF 03-6-1 required us to recast previously reported EPS, and did not have a significant impact on EPS.

Going Concern Considerations - As of March 31, 2009, the Company’s total liabilities exceeded its total assets under GAAP, resulting in a shareholders’ deficit. The Company’s losses, negative cash flows, shareholders’ deficit, and lack of significant business operations raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, may not realize its assets and discharge its liabilities in the normal course of business. There is no assurance that cash flows will be sufficient to meet the Company’s obligations. The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. There have been no reclassifications to prior year amounts to conform to current year presentation.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008.

Current Liquidity and Near-Term Obligations - As of July 10, 2009, the Company had approximately $20.7 million in available cash on hand (including $6.1 million in restricted cash). In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its trust preferred securities and intends to make payments in settlement of obligations related to its discontinued lending and servicing operations. The Company’s current projections indicate sufficient available cash and cash flows from its mortgage securities to meet these payment needs during the remainder of 2009. However, the cash flow from the Company’s mortgage securities is volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. Therefore, no assurances can be given that the Company will be able to meet its cash flow needs, in which case it may seek protection of applicable bankruptcy laws.

Cash flows from mortgage loans – held-in-portfolio are used to repay the asset-backed bonds secured by mortgage loans and are not available to pay the Company’s other debts, the asset-backed bonds are obligations of the securitization trusts and will be repaid using collections of the securitized assets. The trusts have no recourse to the Company’s other unsecuritized assets.

Business Plan - The Company will continue to focus on minimizing losses, preserving liquidity, and exploring operating company opportunities. The Company’s residual and subordinated mortgage securities are currently its only significant source of cash flows. Based on current projections, the cash flows from the mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. The Company also has significant obligations with respect to junior subordinated notes relating to the trust preferred securities. In April 2009, the Company restructured its obligations under the junior subordinated notes relating to trust preferred securities. The details of this restructuring are discussed in Note 6.

As discussed above, the Company acquired a controlling interest in an appraisal management company, StreetLinks, in August 2008 and in April 2009, the Company acquired a controlling interest in Advent Financial Services LLC.

Note 2. New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.The Company is continuing to evaluate the impact that SFAS 167 would have on its financial condition and results of operation upon adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 166 would have on its financial condition and results of operation upon adoption.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for the Company as of January 1, 2009. Since SFAS No. 161 only requires certain additional disclosures, it did not have an effect on the Company’s financial statements. See Note 10 for further information regarding these disclosures.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”). In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard will require acquisition costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. The Company adopted SFAS 141(R) effective January 1, 2009. The adoption of this standard may have an impact on the accounting for certain costs related to any future acquisitions.

Note 3. Mortgage Loans – Held in Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008
Mortgage loans – held-in-portfolio:
Outstanding principal	$2,379,622	$2,529,791
Net unamortized deferred origination costs	17,716	19,048
Amortized cost	2,397,338	2,548,839
Allowance for credit losses	(793,679)	(776,001)
Mortgage loans – held-in-portfolio	$1,603,659	$1,772,838
Weighted average coupon	7.73%	8.00%

Mortgage loans held-in-portfolio consist of loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125” (“SFAS 140”). See below for details of the Company’s securitization transactions structured as financings.

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

Accordingly, the loans in these securitizations remain on the balance sheet as “Mortgage loans - held-in-portfolio”. Given this treatment, retained interests are not created, and securitization bond financing is reflected on the balance sheet as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

At March 31, 2009 all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the three months ended March 31, 2009 and 2008, respectively (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Balance, beginning of period	$776,001	$230,138
Provision for credit losses	101,474	249,316
Charge-offs, net of recoveries	(83,796)	(34,334)
Balance, end of period	$793,679	$445,120

FSP FAS 140-4 and FIN 46(R)-8, which were adopted by the Company on December 31, 2008, provide the disclosure requirements for transactions with variable interest entities (“VIEs”) or special purpose entities (“SPEs”) and transfers of financial assets in securitizations or asset-backed financing arrangements. Under this guidance, the Company is required to disclose information for consolidated VIEs, for VIEs in which the Company is the sponsor as defined below or is a significant variable interest holder (“Sponsor/Significant VIH”) and for VIEs that are established for securitizations and asset-backed financing arrangements. FSP FAS 140-4 and FIN 46(R)-8 has expanded the population of VIEs for which disclosure is required.

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

Mortgage Loan VIEs - The Company consolidates securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by SFAS 140. The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under SFAS 140 and related interpretations because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company. Additionally, the Company had the unilateral ability to repurchase a limited number of loans back from the trusts. These provisions were removed effective September 30, 2008. Since the removal of these provisions was not considered substantive, the original accounting conclusion remains the same. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under SFAS 140 and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. These transactions continue to fail QSPE status and require consolidation and related disclosures. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. Therefore, these mortgage loans have been pledged to the bondholders in the VIEs, and these assets are included in the firm-owned assets pledged balance reported within this note. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of the Company; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs hold loan assets and are financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

Collateralized Debt Obligations (“CDO”) - In the first quarter of 2007 the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under SFAS 140. This securitization did not meet the qualifying special purpose entity criteria under SFAS 140. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities.

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

There were no material reconsideration events during the period.

The table below provides the disclosure information required by FSP FAS 140-4 and FIN 46(R)-8 for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany		Liabilities After
		Eliminations		Intercompany	Recourse to the
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	Eliminations	Company (B)
March 31, 2009
Mortgage Loan VIEs(C)	$1,780,121	$-	$1,770,813	$2,669,174	$-
CDOs(D)	3,934	-	3,677	6,157	-
December 31, 2008
Mortgage Loan VIEs(C)	$1,930,063	$-	$1,920,610	$2,730,280	$-
CDOs(D)	7,242	-	6,842	8,557	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage loans.
(D)	For the CDO, assets are primarily recorded in Mortgage securities – trading and liabilities are recorded in Asset-backed bonds secured by mortgage securities.

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal	Assets on	Liabilities	Maximum	Year to	Year to
	Outstanding	Balance	on Balance	Exposure to	Date Loss	Date Cash
	(A)	Sheet(B)	Sheet(B)	Loss(C)	on Sale	Flows
March 31, 2009
Residential mortgage
loans(D)	$7,818,874	$12,366	$-	$12,366	$-	$5,801
December 31, 2008
Residential mortgage
loans(D)	$8,121,668	$15,919	$-	$15,919	$-	$58,891

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(B)	Assets and Liabilities on the Company’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(C)	The maximum exposure to loss includes the following: the assets held by the Company – including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(D)	For residential mortgage loans QSPEs, assets on balance sheet are primarily securities issued by the entity and are recorded in Mortgage securities-available-for-sale and Mortgage securities-trading.

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

Retained interests are reviewed periodically for impairment. Retained interests in securitized assets held as available-for-sale and trading were approximately $11.6 million and $13.5 million at March 31, 2009 and December 31, 2008, respectively.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by the Company as of March 31, 2009 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$11,619
Weighted average life (in years)	3.71
Weighted average prepayment speed assumption (CPR) (percent)	18
Fair value after a 10% increase in prepayment speed	$11,024
Fair value after a 25% increase in prepayment speed	$10,196
Weighted average expected annual credit losses (percent of current collateral balance)	25.3
Fair value after a 10% increase in annual credit losses	$10,142
Fair value after a 25% increase in annual credit losses	$8,926
Weighted average residual cash flows discount rate (percent)	25.3
Fair value after a 500 basis point increase in discount rate	$11,106
Fair value after a 1000 basis point increase in discount rate	$10,636
Market interest rates:
Fair value after a 100 basis point increase in market rates	$6,870
Fair value after a 200 basis point increase in market rates	$4,312

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

Note 4. Mortgage Securities – Available-for-Sale

As of March 31, 2009, and December 31, 2008, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading as a result of the Company’s adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”) on January 1, 2007. As a result, the NMFT Series 2007-2, residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of March 31, 2009 and December 31, 2008 (dollars in thousands):

			Unrealized Losses
		Unrealized	Less Than Twelve	Estimated Fair	Average
	Cost Basis	Gain	Months	Value	Yield (A)
As of March 31, 2009	$4,194	$6,897	$-	$11,091	472.9%
As of December 31, 2008	$3,771	$9,017	$-	$12,788	38.2%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Since a number of these securities have a minimal or zero-cost basis this information is not meaningful.

During the three months ended March 31, 2009 and 2008, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $0.2 million and $19.4 million during the three months ended March 31, 2009 and 2008, respectively.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

Note 5. Mortgage Securities – Trading

As of March 31, 2009 and December 31, 2008, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted broker prices. Refer to Note 9 for a description of the valuation methods as of March 31, 2009 and December 31, 2008.

The following table summarizes the Company’s mortgage securities – trading as of March 31, 2009 and December 31, 2008 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of March 31, 2009
Subordinated securities pledged to CDO	$332,489	$324,847	$2,766
Other subordinated securities	102,625	98,306	473
Residual securities	-	15,247	528
Total	$435,114	$438,400	$3,767	9.81%

As of December 31, 2008	$435,114	$433,968	$7,085	9.55%

(A)      Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $7.7 million and $51.6 million for the three months ended March 31, 2009 and 2008, respectively. These net trading losses are included in the fair value adjustments line on the company’s condensed consolidated statements of operations.

There were no trading securities pledged as collateral as of March 31, 2009 and December 31, 2008.

Note 6. Borrowings

Junior Subordinated Debentures

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.4 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. NFI has guaranteed NMI's obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30, July 30, September 30, October 30 and December 30, 2008, and January 30 and March 30, 2009 totaling, for all payment dates combined, approximately $6.1 million on the Notes. As a result, NMI was in default under the related indentures and NFI was in default under the related guarantees as of March 31, 2009.

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

Litigation.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

On October 21, 2008, EHD Holdings, LLC (“EHD”), the purported owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri. On April 24, 2009, EHD filed a motion for summary judgment seeking approximately $3.3 million, in past due rent and charges, included in the Accounts payable and other liabilities line item of the balance sheet, plus accruing rent and charges for future periods, plus attorney fees. On June 30, 2009, the Company executed a settlement agreement with EHD whereby the Company is released from all past and future obligations under its lease agreement and paid $5 million to EHD in July 2009. EHD and the Company also agreed to take the necessary steps for the dismissal of all legal proceedings related to the lease agreement.

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have been addressed without significant loss to the Company, but such claims can be significant when multiple loans are involved. Continued deterioration of the housing market may increase the risk of such claims.

Note 8. Comprehensive Income

The following is a rollforward of accumulated other comprehensive income for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Net loss	$(91,698)	$(282,669)
Other comprehensive income (loss):
Change in unrealized loss on mortgage securities – available-for-sale	(2,322)	(16,128)
Impairment on mortgage securities - available-for-sale reclassified to earnings	202	19,380
Change in unrealized gain on derivative instruments used in cash flow hedges	8	(1,419)
Net settlements of derivative instruments used in cash flow hedges reclassified to
earnings	84	757
Other comprehensive income (loss)	(2,028)	2,590
Total comprehensive loss	(93,726)	(280,079)
Comprehensive loss attributable to noncontrolling interests	334	-
Total comprehensive loss attributable to NovaStar Financial, Inc.	$(93,392)	$(280,079)

Note 9. Fair Value Accounting

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

  Level 1—Quoted prices for identical instruments in active markets
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
  Level 3—Instruments whose significant value drivers are unobservable.

The Company determines fair value based upon quoted broker prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods the Company uses to determine fair value on an instrument specific basis are detailed in “Valuation Methods” below.

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	at March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$3,767	$-	$-	$3,767
Mortgage securities – available-for-sale	11,091	-	-	11,091
Total assets	$14,858	$-	$-	$14,858

Liabilities:
Asset-backed bonds secured by mortgage
securities	$3,073	$-	$-	$3,073
Derivative instruments, net	8,564	-	8,564	-
Total liabilities	$11,637	$-	$8,564	$3,073

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	December	Identical Assets	Inputs	Inputs
Description	31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$7,085	$-	$-	$7,085
Mortgage securities – available-for-sale	12,788	-	-	12,788
Total assets	$19,873	$-	$-	$19,873

Liabilities:
Asset-backed bonds secured by mortgage
securities	$5,376	$-	$-	$5,376
Derivative instruments, net	9,102	-	9,102	-
Total liabilities	$14,478	$-	$9,102	$5,376

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities – trading:
Accretion of income	6,917	-	6,917
Proceeds from paydowns of securities	(2,485)	-	(2,485)
Mark-to-market value adjustment	-	(7,750)	(7,750)
Net (decrease) increase to mortgage securities - trading	4,432	(7,750)	(3,318)
As of March 31, 2009	$438,400	$(434,633)	$3,767

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities – trading:
Accretion of income	2,286	-	2,286
Proceeds from paydowns of securities	(12,578)	-	(12,578)
Mark-to-market value adjustment	-	2,585	2,585
Net (decrease) increase to mortgage securities - trading	(10,292)	2,585	(7,707)
As of March 31, 2008	$30,983	$(13,949)	$17,034

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	4,522	-	4,522
Proceeds from paydowns of securities (A) (B)	(3,897)	-	(3,897)
Impairment on mortgage securities – available-for-sale	(202)	-	(202)
Mark-to-market value adjustment	-	(2,120)	(2,120)
Net (decrease) increase to mortgage securities – available-for-sale	423	(2,120)	(1,697)
As of March 31, 2009	$4,194	$6,897	$11,091

(A)	Cash received on mortgage securities with no cost basis was $32,000 for the three months ended March 31, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2009, the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining cost basis.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	1,940	-	1,940
Proceeds from paydowns of securities (A)	(4,049)	-	(4,049)
Impairment on mortgage securities – available-for-sale	(19,380)	19,380	-
Mark-to-market value adjustment	-	(16,128)	(16,128)
Net (decrease) increase to mortgage securities – available-for-sale	(21,489)	3,252	(18,237)
As of March 31, 2008	$11,813	$3,321	$15,134

(A)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2008 and December 31, 2007, the Company had receivables from securitization trusts of $2.7 million and $12.5 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Real Estate	Identical Assets	Observable	Unobservable
Fair Value at	Owned	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
March 31, 2009	$91,279	$-	$-	$91,279
December 31, 2008	70,480	-	-	70,480

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

The following table provides a summary of the impact to earnings for the three months ended March 31, 2009 and 2008 from the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring and nonrecurring basis as of March 31, 2009 (dollars in thousands):

	Fair Value	Fair Value Adjustments For the
Asset or Liability Measured	Measurement	Three Months Ended March 31,		Statement of Operation Line
at Fair Value	Frequency	2009	2008	Item Impacted
Mortgage securities - trading	Recurring	$(7,750)	$(51,604)	Fair value adjustments
				Impairment on mortgage
Mortgage securities – available-for-sale	Recurring	(202)	(19,380)	securities – available-for-sale
				(Losses) gains on derivative
Derivative instruments, net	Recurring	(4,195)	(12,554)	instruments
Asset-backed bonds secured by
mortgage securities	Recurring	2,040	38,888	Fair value adjustments
Total fair value gains (losses)		$(10,107)	$(44,650)

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. Prior to September 30, 2008, the Company estimated fair value for its subordinated securities solely from quoted market prices. Commencing September 30, 2008, the Company estimated fair value for its subordinated securities based on quoted broker prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds. The Company determined this change in valuation method caused a change from Level 2 to Level 3 due to the unobservable inputs used by the Company in determining the expected future cash flows. The Company determined its valuation methodology for residual securities would also qualify as Level 3.

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

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of March 31, 2009 or December 31, 2008. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.

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

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the condensed consolidated balance sheets. The Company recognized a fair value adjustment of $2.0 million and $38.9 million during the three months ended March 31, 2009 and 2008, respectively, which is included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	Asset-Backed
	Bonds Secured by
	Mortgage	Year to Date Gain
Unpaid Principal Balance as of	Securities	Recognized	Fair Value
March 31, 2009	$323,707	$2,040	$3,073
December 31, 2008	324,243	38,888	5,376

Substantially all of the $2.0 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate.

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

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or monthly or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During the three months ended March 31, 2009 and 2008, premiums paid pursuant to interest rate cap agreements related to continuing operations aggregated $20,000 and $0.1 million, respectively. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of March 31, 2009 and December 31, 2008, respectively were $40,000 and $0.1 million, respectively, and had a weighted average interest rate of 3.9% for both periods. The future contractual maturities of premiums due to counterparties as of March 31, 2009 are $40,000 due during 2009. There is no future contractual maturities premium due in 2010 or thereafter. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities the Company hedges are asset-backed bonds as discussed in Note 3.

During 2007, the Company entered into several inter-related transactions involving credit default swaps (“CDS”) and other investments. A CDS is an agreement to provide credit event protection based on a specific security in exchange for receiving an upfront premium and a fixed-rate fee over the life of the contract. The additional investments purchased bear yields that mirror LIBOR. The result of the transaction is to create an instrument that mirrors the results of the referenced securities underlying the CDS. The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB. The fair value was $0.1 million and $0.2 million as of March 31, 2009 and December 31, 2008, respectively. The Company recorded losses related to fair value adjustments of $0.1 million and $1.1million for the three months ended March 31, 2009 and 2008, respectively. These losses are included in the “Losses on derivative instruments” line item of the Company’s condensed consolidated statements of operations.

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

The following tables present derivative instruments as of March 31, 2009 and 2008 (dollars in thousands):

			Maximum
			Days to
	Notional Amount	Fair Value	Maturity
As of March 31, 2009:
Non-hedge derivative instruments	$461,500	$(8,564)	300

As of December 31, 2008:
Non-hedge derivative instruments	$461,500	$(9,034)	390
Cash flow hedge derivative instruments	40,000	(68)	25

The Company recognized net expense of $1.4 million and $0.8 million during the three months ended March 31, 2009 and March 31, 2008, respectively, on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense.

During the three months ended March 31, 2009 and 2008, respectively, hedge ineffectiveness was insignificant.

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

Note 11. Income Taxes

Based on the evidence available as of March 31, 2009 and December 31, 2008, including the significant pre-tax losses incurred by the Company since 2007, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on these conclusions, the Company recorded a valuation allowance against its entire net deferred tax assets as of March 31, 2009 and December 31, 2008.

The Company recognizes tax benefits in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of March 31, 2009 and December 31, 2008, the total gross amount of unrecognized tax benefits was $0.5 million and $0.5 million, respectively.

Note 12. Segment Reporting

As of March 31, 2009, the Company reviews, manages and operates its business in one segment: portfolio management. Portfolio management operating results come from the income generated on the mortgage assets the Company manages less associated costs. The portfolio management segment’s operating results for the three months ended March 31, 2009 and 2008 are the same as the Company’s condensed consolidated statements of operations.

Note 13. Loss Per Share

The computations of basic and diluted loss per share for the three months ended March 31, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2009	2008
Numerator:
Loss from continuing operations	$(91,698)	$(277,299)
Less loss attributable to noncontrolling interests	(334)	-
Dividends on preferred shares	(3,696)	(3,288)
Loss from continuing operations available to common shareholders	(95,060)	(280,587)
Loss from discontinued operations, net of income tax	-	(5,370)
Loss available to common shareholders	$(95,060)	$(285,957)

Denominator:
Weighted average common shares outstanding – basic	9,368,053	9,414,418

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,368,053	9,414,418
Stock options	-	-
Restricted stock	-	-
Weighted average common shares outstanding – dilutive	9,368,053	9,414,418

Basic earnings per share:
Loss from continuing operations	$(9.79)	$(29.45)
Less loss attributable to noncontrolling interests	(0.04)	-
Dividends on preferred shares	(0.39)	(0.35)
Loss from continuing operations available to common shareholders	(10.14)	(29.80)
Loss from discontinued operations, net of income tax	-	(0.57)
Net loss available to common shareholders	$(10.14)	$(30.37)

Diluted earnings per share:
Loss from continuing operations	$(9.79)	$(29.45)
Less loss attributable to noncontrolling interests	(0.04)	-
Dividends on preferred shares	(0.39)	(0.35)
Loss from continuing operations available to common shareholders	(10.14)	(29.80)
Loss from discontinued operations, net of income tax	-	(0.57)
Net loss available to common shareholders	$(10.14)	$(30.37)

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

	For the Three Months Ended
	March 31,
	2009	2008
Number of stock options (in thousands)	155	289
Weighted average exercise price	$57.36	$34.12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company”, “NovaStar Financial”, “NFI”, “we” or “us”) and the notes thereto as well as NovaStar Financial’s Annual Report to Shareholders and Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008.

Executive Overview

Corporate Overview, Background and Strategy - We are a Maryland corporation formed on September 13, 1996. Prior to significant changes in our business during 2007 and the first quarter of 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. We retained, through our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. During 2007, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations.

Because of severe declines in housing prices and national and international economic crises, we have suffered significant losses since 2007 because of declining values of our investments in mortgage loans and securities. Liquidity constraints forced us to reduce operations and administrative staff and take other measures to conserve cash.

Management’s focus is building its newly acquired operating businesses, reducing corporate operating cash needs, clearing follow-on matters arising from our legacy lending and servicing operations and evaluating investment opportunities.

Management made significant steps in the rebuilding process by investing in StreetLinks National Appraisal Services, LLC (“StreetLinks”) and Advent Financial Services, LLC (“Advent”). StreetLinks is a national residential appraisal management company. A fee for appraisal services is collected from lenders and borrowers and StreetLinks passes most of the fee through to an independent residential appraiser. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order. Management believes that StreetLinks is situated to take advantage of growth opportunities in the residential appraisal management business. We have added significant new customers for StreetLinks, which have produced significant increases in revenue for StreetLinks during 2009. Advent is in its start-up phase and will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is currently developing systems and a network of business partners for the distribution of its services.

Going Concern Considerations - If the cash flows from our mortgage securities are less than currently anticipated, and if we are unable to generate positive cash flow and earnings from our operations and/or restructure our contractual obligations, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws. Due to the fact that we have a negative net worth, and that we do not currently have ongoing significant business operations that are profitable, it is unlikely that we will be able to obtain additional equity or debt financing on favorable terms, or at all, for the foreseeable future. To the extent we require additional liquidity and cannot obtain it, we will be forced to file for bankruptcy.

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

Impact of Recently Issued Accounting Pronouncements - In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 167 would have on its financial condition and results of operation upon adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 166 would have on its financial condition and results of operation upon adoption.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (“FSP EITF 03-6-1”). FSP EITF 03-6-1 was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in FSP EITF 03-6-1 applies to the calculation of Earnings Per Share ("EPS") under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective January 1, 2009. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 required the Company to include certain restricted stock shares in its earnings per share calculations but did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for the Company as of January 1, 2009. Since SFAS No. 161 only requires certain additional disclosures, it did not have an effect on the Company’s financial statements. See Note 10 for further information regarding these disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest. SFAS 160 is effective January 1, 2009. The adoption of SFAS 160 required the Company to present the noncontrolling interests on the condensed consolidated balance sheet, statement of operations, and statement of shareholders deficit.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”). In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard will require acquisition costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. The Company adopted SFAS 141(R) effective January 1, 2009. The adoption of this standard may have an impact on the accounting for certain costs related to any future acquisitions.

Strategy - Management is focused on building the operations of StreetLinks and Advent. If and when opportunities arise, available cash resources will be used to invest in or start businesses that can generate income and cash. Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model.

The key performance measures for executive management are:

  maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of investment opportunity, and generating income for our shareholders.

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

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)
	March 31,	December 31,
	2009	2008
Cash and cash equivalents, including restricted cash	$26,067	$21,684

	For the Quarter Ended
	March 31,
	2009	2008
Net loss available to common shareholders, per diluted share	$(10.18)	$(30.63)

Liquidity – During the first quarter of 2009, we received $6.1 million in cash on our securities portfolio. We received $1.7 million in gross appraisal fee income. We used cash to pay for current operating and administrative costs, invest in StreetLinks and pay for costs related to our legacy mortgage lending and servicing operations. As of March 31, 2009, we had $26.1 million in cash, cash equivalents and restricted cash, a decrease of $4.8 million from December 31, 2008. As of July 10, 2009, we have $20.7 million in cash and cash equivalents (including restricted cash of $6.1 million). See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As part of our near-term future strategy, we will focus on building our operating businesses, minimizing losses, preserving liquidity and, if and when cash is available, investing in opportunities that can contribute positively to our liquidity position. Our mortgage securities are a primary source of new cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. While StreetLinks is generating significant cash, it is using all cash generated in building its infrastructure to sustain growth. We have no outstanding lending facilities available for liquidity purposes. We have significant outstanding obligations relating to our discontinued operations, as well as payment obligations with respect to unsecured debt. Our liquidity consists solely of cash and cash equivalents.

Significant Recent Events – In April 2009, we restructured our junior subordinated debenture. See Note 6 to the condensed consolidated financial statements for discussion of the restructuring. As discussed above, subsequent to March 31, 2009, we acquired a majority ownership in Advent Financial Services LLC. On June 30, 2009, the Company executed a settlement agreement with EHD whereby the Company is released from all past and future obligations under its lease agreement and paid $5 million to EHD in July 2009. EHD and the Company also agreed to take the necessary steps for the dismissal of all legal proceedings related to the lease agreement.

Impact of Consolidation of Securitized Mortgage Assets on Our Financial Statements

The discussions of our financial condition and results of operation below provide analysis for the changes in our balance sheet and income statement as presented using Generally Accepted Accounting Principles in the United States of America ("GAAP"). Mortgage loans – held-in-portfolio and certain of our mortgage securities – trading are owned by trusts established when those assets were securitized. The trusts issued asset-backed bonds to finance the assets. In accordance with GAAP, we have consolidated these trusts. Due to significant events that have occurred subsequent to the securitization of these assets, we no longer have a significant economic benefit from these assets. We have provided additional disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Assets and Liabilities of Consolidated Securitization Trusts” to demonstrate the impact of the trusts on our consolidated financial statements.

Financial Condition as of March 31, 2009 as Compared to December 31, 2008

The following provides explanations in material changes in the components of our balance sheet when comparing amounts from March 31, 2009 and December 31, 2008.

Cash and Cash Equivalents. See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Loans - Held-in-Portfolio. Mortgage loans – held-in-portfolio consist of subprime mortgage loans which have been securitized and are owned by three separate trusts – NHES 2006-1, NHES 2006MTA-1 and NHES 2007-1. We consolidate these trusts for GAAP reporting.

The mortgage loans – held-in-portfolio balance has declined as their value has decreased significantly. The value is dependent largely in part on their credit quality and the borrowers’ repayment performance. The credit quality of the portfolio continues to decline. Specifically, during recent months, the loss severity rate on foreclosed and liquidated loans has increased. Therefore, we continue to increase the allowance for losses on these loans. The allowance has increased from $776.0 as of December 31, 2008 to $793.7 million as of March 31, 2009. Additionally, the balance of mortgage loans – held-in-portfolio has decreased due to regular borrower repayments. During the first quarter of 2009 the trusts received repayments of the mortgage loans totaling $25.6 million. These balances will continue to decline either through normal borrower repayments or through continued devaluation as delinquencies, foreclosures and losses occur.

As discussed under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, these assets have no economic benefit to us and we have no control over these assets. We have also provided the assets and liabilities of the trusts on a separate and combined basis.

Mortgage Securities – Trading and Available-for-Sale. During the first quarter of 2009, the value of the securities continued to decline as the estimated future cash flow from the securities is decreasing. The decrease is attributable largely to the continued poor credit quality and repayment performance of the mortgage loans underlying these securities. In general, the default rate on the underlying loans has increased dramatically over the past two years. Defaults are the result of national economic conditions that have led to job losses, severe declines in housing prices and the inability for credit-challenged individuals to refinance mortgage loans. In many cases, the securities we own have ceased to generate cash flow and, for the securities generating cash, we expect cash flow to decline during the coming year. We have consistently written the value of our securities down over the past two years.

The following tables provide details of our mortgage securities.

Table 2 – Values of Individual Mortgage Securities – Available-for-Sale
(dollars in thousands)
	March 31, 2009				December 31, 2008
			Constant	Expected			Constant	Expected
Securitization	Estimated	Discount	Pre-payment	Credit	Estimated	Discount	Pre-payment	Credit
Trust (A)	Fair Value	Rate	Rate	Losses	Fair Value	Rate	Rate	Losses
NMFT Series:
2002-3	$1,594	25%	17%	0.8%	$2,041	25%	16%	0.8%
2003-1	4,742	25	14	2.1	5,108	25	13	2.0
2003-2	2,000	25	13	1.9	2,272	25	12	1.9
2003-3	2,167	25	12	2.7	2,402	25	12	2.7
2003-4	-	25	14	2.7	1	25	13	2.7
2004-1	2	25	15	3.3	16	25	15	3.4
2004-2	12	25	14	3.6	27	25	14	3.5
2004-3	51	25	15	4.5	73	25	15	4.4
2004-4	8	25	16	4.3	11	25	16	4.3
2005-1	-	25	17	6.3	-	25	17	6.2
2005-2	-	25	16	7.3	-	25	16	7.0
2005-3	-	25	17	9.8	-	25	17	9.3
2005-4	-	25	18	12.2	3	25	18	11.5
2006-2	22	25	20	18.0	73	25	19	17.0
2006-3	62	25	20	20.8	125	25	20	19.8
2006-4	81	25	20	21.0	136	25	20	20.0
2006-5	144	25	20	25.2	214	25	20	24.0
2006-6	206	25	19	25.8	286	25	19	24.4
Total	$11,091				$12,788

(A) We established the trust upon securitization of the underlying loans, which generally were originated by us.

Table 3 — Mortgage Securities - Trading
(dollars in thousands)
As of March 31, 2009
		Amortized Cost		Number of	Weighted
S&P Rating	Original Face	Basis	Fair Value	Securities	Average Yield
Subordinated Securities:
Investment Grade (A)	$12,505	$12,040	$345	3	7.24%
Non-investment Grade (B)	422,609	411,112	2,894	87	7.35
Total Subordinated Securities	435,114	423,152	3,239	90	7.34
Residual Securities:
Unrated	59,500	15,247	528	1	25.00
Total	$494,614	$438,399	$3,767	91	9.81%

As of December 31, 2008
		Amortized Cost		Number of	Weighted
S&P Rating	Original Face	Basis	Fair Value	Securities	Average Yield
Subordinated Securities:
Investment Grade (A)	$12,505	$11,891	$833	3	6.25%
Non-investment Grade (B)	422,609	406,125	5,547	87	8.08
Total Subordinated Securities	435,114	418,016	6,380	90	7.84
Residual Securities:
Unrated	59,500	15,952	705	1	25.00
Total	$494,614	$433,968	$7,085	91	9.55%

(A)	Investment grade includes all securities with S&P ratings above BB+.
(B)	Non-investment grade includes all securities with S&P ratings below BBB-.

We re-securitized, by way of a Collateralized Debt Obligation (“CDO”), some of the mortgage securities – trading we owned in the first quarter of 2007. We retained a residual interest in the CDO. However, due to the poor performance of the securities within the CDO, our residual interest in the CDO is not providing any cash flow to us and has no value. As discussed under the heading Assets and Liabilities of Consolidated Securitization Trusts, the assets in the CDO have no economic benefit to us and we have no control over these assets. We have also provided the assets and liabilities of the trusts on a separate and combined basis.

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

Under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Accrued Interest Receivable. Accrued interest receivable includes the interest due from individual borrowers to the trusts who own the mortgage loans – held-in-portfolio. For all mortgage loans that do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes 90 days delinquent. For mortgage loans that do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible. Management generally deems all of the accrued interest on loans with mortgage interest to be collectible. The quantity of delinquent loans has significantly increased, as a percent of total loans outstanding, from December 31, 2008 to March 31, 2009. Therefore, the amount of accrued interest has also increased.

Under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Asset-backed Bonds Secured by Mortgage Assets. The balances of the asset-backed bonds have decreased as the bonds have repaid. We record the value of the bonds secured by loans at the value of the proceeds, less repayments. We record the CDO (secured by mortgage securities) at its estimated fair value. These balances will decrease going forward as the underlying assets repay or may be charged off as the assets are deemed to be insufficient to fully repay the bond obligations.

Under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Due to Servicer. The mortgage loans – held-in-portfolio on our balance sheet have been securitized and we consolidate the securitized trust. In accordance with the agreements for the securitized mortgage loans, the servicer of the loans is required to make regularly scheduled payments to the bondholders, regardless of whether the borrower has made payments as required. The servicer is required to make advances from its own funds. Upon liquidation of defaulted loans, the servicer is repaid the advanced funds. Until such time as the loans liquidate, the trust has an obligation to the servicer, which we have classified as “Due to Servicer” on the balance sheet. The amount of the obligation is dependent on the rate and timing of delinquencies of the individual borrowers. The trusts continue to experience a significant increase in the amount of delinquencies, which increases the amount of advances the servicer has made to the bondholders and therefore increases the liability to the servicer.

Stockholders’ Deficit. As of March 31, 2009 our total liabilities exceeded our total assets under GAAP by $973.7 million.

The liabilities of the securitization trusts exceed the assets of those trusts as of March 31, 2009 and December 31, 2008 by $994.5 million and $932.1 million, respectively. These amounts do include any adjustments for intercompany eliminations, see table 9 for further detail. The severe devaluation of the mortgage assets, as discussed in the respective categories above, has resulted in the significant deficit of these trusts. The assets and liabilities of these trusts are consolidated under GAAP. Due to the significant impact to our financial statements of these trusts, we have also provided the assets and liabilities of the trusts on a separate and combined basis under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

The significant increase in our shareholders’ deficit during the first quarter of 2009 results from our large net loss, driven primarily by valuation allowances taken on our mortgage loans.

Results of Operations – Consolidated Earnings Comparisons

Quarter Ended March 31, 2009 as Compared to the Quarter Ended March 31, 2008

Net Interest (Expense) Income. As discussed above, in general, our mortgage assets have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. Interest income has declined as these assets have become impaired and due to repayments and liquidations. Interest expense has declined as the related principals balances have declined. We repaid all short-term borrowings during 2008. Interest expense is adjustable, generally based on a spread to LIBOR.

Table 4 — Net Interest Expense
(dollars in thousands)
	For the Quarter Ended
	March 31,
	2009	2008
Interest income:
Mortgage securities	$11,407	$14,730
Mortgage loans held-in-portfolio	29,273	56,025
Other interest income	187	710
Total interest income	40,867	71,465
Interest expense:
Short-term borrowings secured by mortgage securities	-	376
Asset-backed bonds secured by mortgage loans	5,289	30,359
Asset-backed bonds secured by mortgage securities	1,878	3,685
Junior subordinated debentures	1,192	1,861
Total interest expense	8,359	36,281
Net interest income before provision for credit losses	32,508	35,184
Provision for credit losses	(101,474)	(249,316)
Net interest (expense) income	$(68,966)	$(214,132)

Provision for Credit Losses. The provision for credit losses relates to mortgage loans which have been securitized. As discussed above, in general, the credit quality of the securitized mortgage loans significantly deteriorated beginning in 2007 due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. The performance of the loans continues to deteriorate. A significant portion of the securitized loans have become uncollectible or will only be partially collected. For the NHEL 0601, MTA 0601 and NHEL 2007-1 transactions, we valued REO property at 50%, 50% and 40% of its current principal balance as of March 31, 2009 compared to 55%, 55% and 40% as of December 31, 2008, respectively. Provisions for these losses have increased in connection with the declining credit quality of the loans.

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

The losses on derivative instruments from continuing operations resulted from declining interest rates and declining values of the CDS. The lower loss in 2009 compared to 2008 is generally due to the declining notional amount of the outstanding derivatives.

Fair Value Adjustments. Adjustment for changes in value on our trading securities and the asset-backed bonds issued in our CDO are recorded as Fair Value Adjustments. The significant value declines are a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities as well as poor credit performance of the underlying mortgage loans. By the end of 2007, the total value of the trading securities and the asset-backed bonds had declined significantly, resulting in a lower overall adjustment in the first quarter of 2009 when compared to the first quarter of 2008.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The large impairment in the first quarter of 2008 was primarily driven by an increase in actual and projected losses due to the deteriorating credit quality of the loans underlying the securities. By the end of 2007, the total value of the available-for-sale securities had declined significantly, resulting in a lower overall impairment in the first quarter of 2009 when compared to the first quarter of 2008.

Appraisal Fee Income and Expense. We acquired a majority interest in StreetLinks on August 1, 2008. Fees are collected from customers (borrowers or lenders), a portion of which is paid to independent mortgage loan appraisers. Fee income and expense is recognized when the appraisal is completed and delivered to the customer.

General and Administrative Expenses. During late 2007 and into early 2008, we eliminated a significant portion of our administrative overhead. We terminated officers and staff in our executive, information systems, legal, human resource and finance/accounting departments. We also terminated numerous contracts for professional services. One of management’s key focuses during 2008 was to reduce or eliminate all unnecessary general and administrative expenses. As a result, excluding the impact on operating expenses for StreetLinks, operating expenses have declined when comparing general and administrative expenses for the quarters ended March 31, 2009 and 2008.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations for both continuing and discontinued operations, as of March 31, 2009, other than short-term borrowing arrangements.

Table 5 — Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt paydown (A)	$3,031,164	$674,376	$918,986	$487,849	$949,953
Junior subordinated debentures (B)	181,533	10,160	7,331	7,331	156,711
Operating leases (C)	14,268	6,515	6,475	746	532
Total, consolidated obligations	3,226,965	691,051	932,792	495,926	1,107,196
Non-recourse obligations	(3,031,164)	(674,376)	(918,986)	(487,849)	(949,953)

Recourse obligations	$195,801	$16,675	$13,806	$8,077	$157,243

(A)	The asset-backed bonds will be repaid only to the extent there is sufficient cash receipts on the underlying mortgage loans, which collateralize the debt. The trusts that own these assets and asset-backed obligations have no recourse to us for any shortfall. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate as of March 31, 2009 for each respective obligation.

(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate as of March 31, 2009 for each respective obligation. On February 18, 2009, the Company, NMI, NovaStar Capital Trust I and NovaStar Capital Trust II (the “Trusts”) and the trust preferred security holders entered into agreements to exchange the existing preferred obligations for new preferred obligations. The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” See Note 6 to the condensed consolidated financial statements for additional details.

(C)	The operating lease obligations do not include rental income of $1.7 million to be received under sublease contracts. The operating lease obligations do not reflect the settlement of the lease with EHD, see Note 7 to the condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

We have taken numerous actions to reduce our cash needs and liquidity risk. However, we continue to have liquidity risk as our operating businesses are generally not providing net positive cash flow and the cash from our mortgage securities is expected to decline.

Our residual and subordinated mortgage securities are a primary source of significant cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly. We have operating expenses associated with our administration, as well as payment obligations with respect to unsecured debt, including periodic interest payments with respect to junior subordinated debentures. As discussed in “Item 1. Legal Proceedings” we are the subject of various legal proceedings, the outcome of which is uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. If the cash flows from our mortgage securities are less than currently anticipated, our operating businesses do not generate positive cash flow and we cannot restructure our unsecured debt and contractual obligations, there can be no assurance that we will be able to continue as a going concern and avoid seeking the protection of applicable federal and state bankruptcy laws.

As of July 10, 2009, we had approximately $20.7 million in cash on hand (including restricted cash of $6.1 million). In addition to our operating expenses, which currently range from approximately $750,000 to $1.5 million per month we have quarterly interest payments due on our trust preferred securities. The next payment on the trust preferred securities is due on September 30, 2009 and totals $0.2 million. Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet these payment needs. However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections. Therefore, no assurances can be given that we will be able to meet our cash flow needs, in which case we would be required to seek protection of applicable bankruptcy laws.

Overview of Cash Flow for the Quarter Ended March 31, 2009

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

Table 6 – Primary Sources Cash Receipts and Disbursements
(dollars in thousands)
For the
Quarter
Ended March
Primary sources:	31, 2009
Payments received on mortgage securities	$6,382
Receipts for appraisal management services	1,483

Primary uses:
Payment of corporate general, administrative and capital
expenditures	(9,779)
Payments for appraisals and related administrative costs	(2,891)

Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.

Table 7 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)
	For the Three Months
	Ended March 31,
	2009	2008
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$20,552	$(6,920)
Cash flows provided by investing activities	52,873	166,012
Cash flows used in financing activities	(78,207)	(171,932)

Operating Activities. Net cash used in operating activities increased by $27.5 million in 2009 as compared to 2008. The increase was substantially related to the increase in the balance of the amounts due to servicer. See a discussion of the impact of the consolidated loan trusts under the heading “Assets and Liabilities of Consolidated Securitization Trusts”.

Investing Activities. In the first quarter of 2009, net cash provided by investing activities decreased to $52.9 million as compared to $166.0 million in the first quarter of 2008. Our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio. Cash proceeds from the sale of assets acquired through foreclosure have increased as our foreclosed loan activity has increased significantly. We also experienced a decrease in paydowns on our mortgage securities – available-for-sale during 2009 as compared to 2008 as a result of poor credit performance of the underlying loans.

Financing Activities. Net cash used in financing activities decreased to $78.2 million in 2009 as compared 2008. All short term borrowings were paid off in 2008 and we also experienced a decrease in paydowns of our asset-backed bonds during the year.

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows is the proceeds we receive from our mortgage securities. For the three months ended March 31, 2009 we received $6.1 million in proceeds from repayments on mortgage securities. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Collateral Returned from Surety Bond Holders. See discussion under “Restricted Cash”. We have $6.0 million collateral outstanding for surety bond holders. When the cash collateralizing the surety bond letters of credit is released, it will become unrestricted and available for general corporate purposes. We cannot predict the timing of the release.

Proceeds from Repayments of Mortgage Loans. As we discussed above, significant cash is collected by the securitization trusts from the payment of principal and interest on securitized loans and securities. The cash is held by the trust and is used to repay obligations (primarily to bondholders) of the trust. The cash is not available to us and we are not responsible for the obligations of the trust.

Primary Uses of Cash

Payments of General and Administrative Expenses. We continue to have significant general and administrative expenses associated with managing and operating our business. These expenses include staff and management compensation and related benefit payments, professional expenses for audit, tax and related services, legal services, rent and general office operational costs.

Investment in Assets or Operating Businesses. To the extent we have cash available to invest in assets or operating businesses, management intends to do so. During the first quarter of 2009, we invested $1.4 million in StreetLinks. Subsequent to the first quarter of 2009, we invested $2 million to acquire Advent.

Repayments of Long-Term Borrowings. As of March 31, 2009, we had $78.1 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II We have unamortized debt issue costs of $700,000 and therefore a carrying value for the debt of $77.4 million. Subsequent to the first quarter of 2009, we restructured our obligations under the junior subordinated debentures, which we expect to reduce cash requirements for interest in the near term. As part of the restructuring, we repaid all interest accrued through December 31, 2008, totaling $5.3 million. Details of the restructuring are included in Note 6 to the condensed consolidated financial statements. See Table 5 for an estimate of our contractual obligations related to these junior subordinated debentures.

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
5.	For the 2007 securitized loan pool, a significant portion of the derivatives placed into the trust have expired and the remaining derivatives will expire by January 2010.

While the securities, loans and bond liabilities, along with miscellaneous related assets and liabilities, remain on our balance sheet as presented in accordance with accounting principles generally accepted in the United States of America, we have no ability to control the assets, no obligations related to the trust payables, and no significant economic benefit from our ownership interests issued by the trust. Likewise, the income and expenses associated with these assets and liabilities represent earnings and costs of the securitization trust, but have no impact on our cash and liquidity due to the current economic condition of the trusts.

Below is financial information for each of the securitization trusts we consolidate and for the total of all consolidated trust balance sheets. The discussion of the individual line items within this financial information is included in the discussion of our consolidated financial statements in the applicable forgoing sections of this report and is considered non-GAAP financial information.

Table 8 – Assets and Liabilities of Securitization Trusts (A) (B)
(dollars in thousands)
	March 31, 2009					December 31, 2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Assets
Mortgage loans – held
in portfolio, net of
allowance	$-	$363,362	$479,596	$770,008	$1,612,966	$-	$411,146	$523,183	$847,962	$1,782,291
Trading securities	3,023	-	-	-	3,023	5,199	-	-	-	5,199
Real estate owned	-	29,022	12,765	49,315	91,102	-	23,289	9,233	37,958	70,480
Accrued interest
receivable	-	21,453	9,277	45,323	76,053	-	22,566	10,134	44,592	77,292
Other assets	911	-	-	-	911	2,043	-	-	-	2,043
Total assets	$3,934	$413,837	$501,638	$864,646	$1,784,055	$7,242	$457,001	$542,550	$930,512	$1,937,305

Liabilities and net deficiency in assets
Liabilities:
Asset-backed
bonds secured
by mortgage
loans	$-	$540,691	$685,115	$1,342,525	$2,568,331	$-	$566,577	$700,335	$1,398,115	$2,665,027
Asset-backed
bonds secured
by mortgage
securities	3,073	-	-	-	3,073	5,384	-	-	-	5,384
Other liabilities	24,872	50,558	26,127	114,301	215,858	24,748	47,418	22,401	104,439	199,006
Total liabilities	27,945	591,249	711,242	1,456,826	2,787,262	30,132	613,995	722,736	1,502,554	2,869,417
Total net deficiency
in assets	(24,011)	(177,412)	(209,604)	(592,180)	(1,003,207)	(22,890)	(156,994)	(180,186)	(572,042)	(932,112)

Total liabilities and
net deficiency in
assets	$3,934	$413,837	$501,638	$864,646	$1,784,055	$7,242	$457,001	$542,550	$930,512	$1,937,305

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	The above financial information is considered non-GAAP.

Table 9 – Operating Results of Securitization Trusts (A) (B)
(dollars in thousands)
	For the Quarter Ended March 31,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Interest Income	$5,580	$6,817	$3,701	$18,610	$34,708	$8,910	$15,803	$10,293	$29,722	$64,728
Interest expense	2,124	1,393	2,067	3,812	9,396	3,998	7,785	8,122	17,088	36,993
Provision for credit
losses	-	(31,648)	(30,271)	(39,555)	(101,474)	-	(50,120)	(84,571)	(114,626)	(249,317)
Servicing fee
expense	-	659	648	1,684	2,991	-	887	708	2,101	3,696
Mortgage insurance	-	860	68	2,410	3,338	-	1,195	75	3,005	4,275
Other income	(4,510)	7,332	-	8,727	11,549	(5,752)	-	-	(14,447)	(20,199)
General and
administrative
expenses	67	7	7	14	95	333	10	8	16	367
Net loss before tax
expense	(1,121)	(20,418)	(29,360)	(20,138)	(71,037)	(1,173)	(44,194)	(83,191)	(121,561)	(250,119)

Tax expense	-	-	58	-	58	-	-	-	-	-

Net loss	$(1,121)	$(20,418)	$(29,418)	$(20,138)	$(71,095)	$(1,173)	$(44,194)	$(83,191)	$(121,561)	$(250,119)

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	The above financial information is considered non-GAAP.

Table 10 – Cash Flows of Securitization Trusts (A) (B)
(dollars in thousands)
	For the Quarter Ended March 31,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
Net cash flow from:	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Operating activities	$(452)	$15,588	$5,889	$16,355	$37,380	$(2,962)	$4,838	$(4,115)	$8,084	$5,845
Investing activities	1,291	10,478	9,447	27,043	48,259	5,337	56,819	23,410	53,733	139,299
Financing activities	(839)	(26,066)	(15,336)	(43,398)	(85,639)	(2,375)	(61,657)	(19,295)	(61,817)	(145,144)

Net cash flow	-	-	-	-	-	-	-	-	-	-
Cash, beginning of year	-	-	-	-	-	-	-	-	-	-

Cash, end of year	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	The above financial information is considered non-GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a small business filer, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 because of the existence of a material weakness in internal controls over financial reporting related to the lack of segregation of duties within our accounting department

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management has taken steps to remedy the material weakness by hiring additional accounting department staff, and reallocating duties, including responsibilities for financial reporting, among the Company’s employees. However, based on the overall lack of accounting department resources, this material weakness was not remediated as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Litigation.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

On October 21, 2008, EHD Holdings, LLC (“EHD”), the purported owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri. On April 24, 2009, EHD filed a motion for summary judgment seeking approximately $3.3 million, in past due rent and charges, included in the Accounts payable and other liabilities line item of the balance sheet, plus accruing rent and charges for future periods, plus attorney fees. On June 30, 2009, the Company executed a settlement agreement with EHD whereby the Company is released from all past and future obligations under its lease agreement and paid $5 million to EHD. EHD and the Company also agreed to take the necessary steps for the dismissal of all legal proceedings related to the lease agreement.

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have been addressed without significant loss to the Company, but such claims can be significant when multiple loans are involved. Continued deterioration of the housing market may increase the risk of such claims.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10K, as amended, for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands)
Issuer Purchases of Equity Securities
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs (A)
January 1, 2009 – January 31, 2009	-	-	-	$1,020
February 1, 2009 – February 28, 2009	-	-	-	$1,020
March 1, 2009 – March 31, 2009	-	-	-	$1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3. Defaults Upon Senior Securities

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.4 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. NFI has guaranteed NMI's obligations under the Notes.

NMI failed to make quarterly interest payments that were due on March 30, April 30, June 30, July 30, September 30, October 30 and December 30, 2008, and January 30 and March 30, 2009 totaling, for all payment dates combined, approximately $6.1 million on the Notes. As a result, NMI was in default under the related indentures and NFI was in default under the related guarantees as of March 31, 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document
3.1(1)	Amendment to the Amended and Restated Bylaws of NovaStar Financial, Inc.

10.1(2)

Settlement Agreement, dated as of February 18, 2009, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd. and Kodiak CDO I, Ltd.

10.2(3)

Escrow Agreement, dated as of February 18, 2009, by an among NovaStar Mortgage, Inc., NovaStar Financial, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Kodiak CDO I, Ltd. and WolfBlock LLP

10.3(4)

Exchange Agreement, dated as of February 18, 2009, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Capital Trust I/B, NovaStar Capital Trust II/B, Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd. and Kodiak CDO I, Ltd.

10.4(5)

Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (I/B)

10.5(6)	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)

10.6(7)	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)

10.6(8)

Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (II/B)

10.7(9)	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)

10.8(10)	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)

10.9(11)	Securities Purchase Agreement, dated as of April 26, 2009, by and among NovaStar Financial, Inc., Advent Financial Services, LLC and Mark A. Ernst

10.10(12)	Release and Settlement Agreement dated as of June 30, 2009 by and between NovaStar Financial, Inc. and EHMD, LLC, EHD Holdings, LLC and EHD Properties, LLC

11.1(13)	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

____________________

(1)	Incorporated by reference to Exhibit 3.2.1 to Form 8-K filed by the Registrant with the SEC on March 16, 2009.

(2)	Incorporated by reference to Exhibit 10.53 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(3)	Incorporated by reference to Exhibit 10.54 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(4)	Incorporated by reference to Exhibit 10.55 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(5)	Incorporated by reference to Exhibit 10.56 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(6)	Incorporated by reference to Exhibit 10.57 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(7)	Incorporated by reference to Exhibit 10.58 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(8)	Incorporated by reference to Exhibit 10.59 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(9)	Incorporated by reference to Exhibit 10.60 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(10)	Incorporated by reference to Exhibit 10.61 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

(11)	Incorporated by reference to Exhibit 10.62 to Form 8-K filed by the Registrant with the SEC on April 30, 2009.

(12)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 1, 2009.

(13)	See Note 13 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: July 10, 2009	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the
Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

DATE: July 10, 2009	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief
Financial Officer
(Principal Financial Officer)