Form 10-Q
period 2009-06-30
NOVASTAR FINANCIAL INC
filed 2009-08-14
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ____________

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

The number of shares of the Registrant’s Common Stock outstanding on August 14, 2009 was 9,368,053.

NOVASTAR FINANCIAL, INC. FORM 10-Q For the Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share amounts)
	June 30,	December 31,
	2009	2008
Assets
Unrestricted cash and cash equivalents	$20,644	$24,790
Restricted cash	6,350	6,046
Mortgage loans – held-in-portfolio, net of allowance of $810,274 and
$776,001, respectively	1,505,976	1,772,838
Mortgage securities – trading	2,445	7,085
Mortgage securities – available-for-sale	9,719	12,788
Real estate owned	65,581	70,480
Accrued interest receivable	72,879	77,292
Other assets	9,074	5,704
Assets of discontinued operations	-	1,441
Total assets	$1,692,668	$1,978,464

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,438,068	$2,599,351
Asset-backed bonds secured by mortgage securities	1,773	5,376
Junior subordinated debentures	77,569	77,323
Due to servicer	145,791	117,635
Dividends payable	26,571	19,088
Accounts payable and other liabilities	26,690	33,928
Liabilities of discontinued operations	-	2,536
Total liabilities	2,716,462	2,855,237

Commitments and contingencies (Note 7)

Shareholders’ deficit :
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share;
2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per
share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,368,053, issued and outstanding	94	94
Additional paid-in capital	786,707	786,279
Accumulated deficit	(1,818,893)	(1,671,984)
Accumulated other comprehensive income	7,405	8,926
Other	(104)	(139)
Total NovaStar shareholders’ deficit	(1,024,740)	(876,773)
Noncontrolling interests	946	-
Total shareholders’ deficit	(1,023,794)	(876,773)
Total liabilities and shareholders’ deficit	$1,692,668	$1,978,464

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest income	$75,133	$131,008	$34,266	$59,542
Interest expense	11,732	65,283	3,373	29,001
Net interest income before provision for credit losses	63,401	65,725	30,893	30,541
Provision for credit losses	168,988	461,436	67,514	212,120
Net interest loss after provision for credit losses	(105,587)	(395,711)	(36,621)	(181,579)

Other operating expense:
(Losses) gains on derivative instruments	(4,626)	(10,613)	(431)	4,974
Gains on debt extinguishment	-	6,418	-	6,418
Fair value adjustments	(6,200)	(22,669)	(490)	(9,952)
Impairment on mortgage securities – available-for-sale	(452)	(21,229)	(250)	(1,848)
Appraisal fee income	12,073	-	10,388	-
Appraisal fee expense	(8,558)	-	(7,399)	-
Premiums for mortgage loan insurance	(5,852)	(8,317)	(2,511)	(4,043)
Servicing fee expense	(5,861)	(7,093)	(2,870)	(3,397)
Other income, net	228	80	215	69
Total other operating expense	(19,248)	(63,423)	(3,348)	(7,779)

General and administrative expenses:
Compensation and benefits	2,594	3,479	1,613	930
Office administration	2,844	4,553	860	2,284
Professional and outside services	3,758	3,887	1,712	1,976
Other appraisal management expenses	5,841	-	4,203	-
Other	206	370	75	226
Total general and administrative expenses	15,243	12,289	8,463	5,416

Loss from continuing operations before income tax	(140,078)	(471,423)	(48,432)	(194,774)
Income tax expense	129	1,084	77	433
Loss from continuing operations	(140,207)	(472,507)	(48,509)	(195,207)
Loss from discontinued operations, net of income tax	-	(7,347)	-	(1,977)
Net loss	(140,207)	(479,854)	(48,509)	(197,184)
Less: Net loss attributable to noncontrolling interests	(779)	-	(445)	-
Net loss available to common shareholders	$(139,428)	$(479,854)	$(48,064)	$(197,184)
Basic earnings per share:
Loss from continuing operations available to common
shareholders	$(15.69)	$(50.96)	$(5.53)	$(21.15)
Loss from discontinued operations, net of income tax	-	(0.78)	-	(0.21)
Net loss available to common shareholders	$(15.69)	$(51.74)	$(5.53)	$(21.36)
Diluted earnings per share:
Loss from continuing operations available to common
shareholders	$(15.69)	$(50.96)	$(5.53)	$(21.15)
Loss from discontinued operations, net of income tax	-	(0.78)	-	(0.21)
Net loss available to common shareholders	$(15.69)	$(51.74)	$(5.53)	$(21.36)
Weighted average basic shares outstanding	9,368,053	9,402,879	9,368,053	9,391,341
Weighted average diluted shares outstanding	9,368,053	9,402,879	9,368,053	9,391,341

See notes to condensed consolidated financial statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands)
						Accumulated
	Redeemable	Convertible		Additional		Other	Non		Total
	Preferred	Participating	Common	Paid-in	Accumulated	Comprehensive	controlling		Shareholders’
	Stock	Preferred Stock	Stock	Capital	Deficit	(Loss) Income	Interest	Other	(Deficit)
Balance, January 1, 2009	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$-	$(139)	$(876,773)
Forgiveness of founder’s
notes receivable	-	-	-	-	-	-	-	35	35
Compensation recognized
under stock compensation plans	-	-	-	428	-	-	-	-	428
Accumulating dividends
on preferred stock	-	-	-	-	(7,481)	-	-	-	(7,481)
Contribution from
noncontrolling interests	-	-	-	-	-	-	525	-	525
Acquisition of
noncontrolling interests	-	-	-	-	-	-	1,200	-	1,200
Comprehensive loss:
Net loss	-	-	-	-	(139,428)	-	(779)	-	(140,207)
Other comprehensive loss	-	-	-	-	-	(1,521)	-	-	(1,521)
Total comprehensive loss	-	-	-	-	-	-	-	-	(141,728)
Balance, June 30, 2009	$30	$21	$94	$786,707	$(1,818,893)	$7,405	$946	$(104)	$(1,023,794)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)
	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(140,207)	$(479,854)
Loss from discontinued operations	-	(7,347)
Loss from continuing operations	(140,207)	(472,507)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Accretion of available-for-sale and trading securities	(16,677)	(26,758)
Interest capitalized on loans held-in-portfolio	(1,550)	(14,355)
Amortization of premiums on mortgage loans	1,369	10,153
Amortization of deferred debt issuance costs	233	1,887
Provision for credit losses	168,988	461,436
Impairments on mortgage securities – available-for-sale	452	21,229
Fair value adjustments	6,200	22,669
Losses on derivative instruments	4,626	10,613
Compensation recognized under stock compensation plans	428	97
Forgiveness of founder’s promissory notes	35	35
Depreciation expense	466	519
Gains on debt extinguishment	-	(6,418)
Changes in:
Accrued interest receivable	4,413	(4,336)
Other assets	(399)	6,449
Due to servicer	28,156	20,715
Accounts payable and other liabilities	(13,447)	(18,792)
Net cash provided by operating activities from continuing operations	43,086	12,636
Net cash used in operating activities from discontinued operations	-	(15,183)
Net cash provided by (used in) operating activities	43,086	(2,547)

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities - available-for-sale	8,981	19,226
Proceeds from paydowns of mortgage securities - trading	3,635	36,127
Proceeds from repayments of mortgage loans held-in-portfolio	50,285	194,022
Proceeds from sales of assets acquired through foreclosure	53,382	67,113
Cash used to collateralize letter of credit and customer warranties	(305)	-
Purchases of property and equipment	(975)	-
Restricted cash proceeds	-	1,817
Acquisition of business, net of cash acquired	2	-
Net cash provided by investing activities	115,005	318,305
Net cash provided by investing activities from discontinued operations	-	1,826
Net cash provided by investing activities	115,005	320,131
		Continued

	For the Six Months Ended
	June 30,
Cash flows from financing activities:	2009	2008
Payments on asset-backed bonds	(162,387)	(286,622)
Net change in short-term borrowings	-	(45,488)
Repurchases of trust preferred debt	-	(550)
Contributions from noncontrolling interests	150	-
Net cash used in financing activities from continuing operations	(162,237)	(332,660)
Net cash used in financing activities from discontinued operations	-	(19)
Net cash used in financing activities	(162,237)	(332,679)
Net decrease in cash and cash equivalents	(4,146)	(15,095)
Cash and cash equivalents, beginning of period	24,790	25,364
Cash and cash equivalents, end of period	$20,644	$10,269

Supplemental Disclosure of Cash Flow Information
(unaudited; dollars in thousands)
	For the Six Months Ended
	June 30,
	2009	2008
Cash paid for interest	$20,511	$64,906
Cash paid for income taxes	355	2,871
Cash received on mortgage securities – available-for-sale with no cost basis	1,207	-
Non-cash investing and financing activities:
Assets acquired through foreclosure	48,159	67,113
Preferred stock dividends accrued, not yet paid	7,481	6,657
See notes to condensed consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of and for the period ended June 30, 2009 (Unaudited)

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

On April 26, 2009, the Company acquired a 70% interest in Advent Financial Services, LLC (“Advent”), a start up operation which will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals, for an initial cash contribution into Advent of $2 million. Management is continuing to evaluate opportunities to invest excess cash as it is available.

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates. In accordance with SFAS No. 165, the Company evaluated all events or transactions that occurred after June 30, 2009 through August 14, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or nonrecognizable subsequent events.

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

Going Concern Considerations - As of June 30, 2009, the Company’s total liabilities exceeded its total assets under GAAP, resulting in a shareholders’ deficit. The Company’s losses, negative cash flows, shareholders’ deficit, and lack of significant operations raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, may not realize its assets and discharge its liabilities in the normal course of business. There is no assurance that cash flows will be sufficient to meet the Company’s obligations. The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s condensed consolidated financial statements as of June 30, 2009 and for the six and three months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Current Liquidity and Near-Term Obligations - As of August 14, 2009, the Company had approximately $21.1 million in available cash on hand (including restricted cash of $6.4 million). In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its trust preferred securities and intends to make payments in legal/lease obligations related to its discontinued lending and servicing operations. The Company’s current projections indicate sufficient available cash and cash flows from its mortgage securities to meet these payment needs. However, the cash flow from the Company’s mortgage securities is volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. Therefore, no assurances can be given that the Company will be able to meet its cash flow needs, in which case it may seek protection under applicable bankruptcy laws.

Cash flows from mortgage loans – held-in-portfolio are used to repay the asset-backed bonds secured by mortgage loans and are not available to pay the Company’s other debts, the asset-backed bonds are obligations of the securitization trusts and will be repaid using collections of the securitized assets. The trusts have no recourse to the Company’s other, unsecuritized assets.

Business Plan - The Company will continue to focus on minimizing losses, preserving liquidity, and exploring operating company opportunities. The Company’s residual and subordinated mortgage securities are a significant source of cash flows. Based on current projections, the cash flows from the mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. The Company also has significant obligations with respect to junior subordinated notes relating to the trust preferred securities. As of April 2009, the Company restructured its obligations under the junior subordinated notes relating to trust preferred securities. The details of the restructuring are discussed in Note 6.

As discussed above, the Company acquired a controlling interest in StreetLinks in August 2008 and in April 2009, the Company acquired a controlling interest in Advent.

Note 2. New Accounting Pronouncements

Accounting Pronouncements Adopted in 2009

In May 2009 Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009, the Company adopted SFAS 165 during the second quarter of 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s financial statements.

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 were adopted by the Company on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and required certain additional disclosures to the Company’s condensed consolidated financial statements. Refer to Note 14 for further discussion.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted FSP 157-4 in June 2009 with no material impact to its financial statements.

In April 2009, the FASB issued FSP No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and SFAS 124-2”). FSP 115-2 and SFAS 124-2 modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted FSP 115-2 and SFAS 124-2 during the second quarter of 2009, as required. The adoption did not have a material impact on our financial statements.

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests (formerly known as “minority interests”) be displayed in the consolidated balance sheet as a separate component of shareholders’ equity and that the consolidated net earnings attributable to the noncontrolling interests be clearly identified and presented in the consolidated statement of earnings. The Company previously acquired StreetLinks National Appraisal Services, and as part of the acquisition certain of their former owners retained ownership interests in the business. These interests are presented on its condensed consolidated balance sheet as noncontrolling interests. In addition, earnings attributable to the noncontrolling interests are shown on its condensed consolidated statements of operations for the six and three months ended June 30, 2009.

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing EPS using the two-class method. The Company’s adoption of EITF 03-6-1 required us to recast previously reported EPS, and did not have a significant impact on EPS.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 only requires certain additional disclosures, it did not have an effect on the Company’s financial statements. See Note 10 for further information regarding these disclosures.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”). In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions. In addition, SFAS 141 will require acquisition costs to be expensed as incurred. SFAS 141 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. The Company adopted SFAS 141(R) effective January 1, 2009. The adoption of this standard impacted the accounting of the acquisition of Advent and may have an impact on the accounting for certain costs related to any future acquisitions.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 167 will have on its financial condition and results of operation upon adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 166 will have on its financial condition and results of operation upon adoption.

Note 3. Mortgage Loans – Held in Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
Mortgage loans – held-in-portfolio:
Outstanding principal	$2,298,572	$2,529,791
Net unamortized deferred origination costs	17,678	19,048
Amortized cost	2,316,250	2,548,839
Allowance for credit losses	(810,274)	(776,001)
Mortgage loans – held-in-portfolio	$1,505,976	$1,772,838
Weighted average coupon	7.38%	8.00%

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

The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the qualifying special purpose entity criteria necessary for derecognition under SFAS 140 and related interpretations because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company had the unilateral ability to repurchase a limited number of loans back from the trusts. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under SFAS 140 and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk.

Accordingly, the loans in these securitizations remain on the balance sheet as “Mortgage loans held-in-portfolio”. Given this treatment, retained interests are not created, and securitization bond financing is reflected on the balance sheet as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Mortgage loans – held-in-portfolio are serviced by a third party entity. During the six months ended June 30, 2009, the servicer modified loans totaling $185.1 million in principal with weighted-average interest rates of 8.41% and 4.83% before and after modification, respectively. Generally, the modifications are offered to borrowers experiencing financial difficulties and serve to reduce monthly payments and/or defer unpaid interest. The Company’s estimates for the allowance for loan losses and related provision include the projected impact of the modified loans.

At June 30, 2009 all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the six and three months ended June 30, 2009 and 2008, respectively (dollars in thousands):

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$776,001	$230,138	$793,679	$445,120
Provision for credit losses	168,988	461,436	67,514	212,120
Charge-offs, net of recoveries	(134,715)	(74,884)	(50,919)	(40,550)
Balance, end of period	$810,274	$616,690	$810,274	$616,690

FSP FAS 140-4 and FIN 46(R)-8, which was adopted by the Company on December 31, 2008, provides the disclosure requirements for transactions with VIEs or special purpose entities and transfers of financial assets in securitizations or asset-backed financing arrangements. Under this guidance, the Company is required to disclose information for consolidated VIEs, for VIEs in which the Company is the sponsor as defined below or is a significant variable interest holder (“Sponsor/Significant VIH”) and for VIEs that are established for securitizations and asset-backed financing arrangements. FSP FAS 140-4 and FIN 46(R)-8 has expanded the population of VIEs for which disclosure is required.

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

Mortgage Loan VIEs - The Company consolidates securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by SFAS 140. The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under SFAS 140 and related interpretations because after the loans were securitized the securitization trusts was able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remains the same. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under SFAS 140 and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. These transactions could continue to fail QSPE status and require consolidation and related disclosures. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. Therefore, these mortgage loans have been pledged to the bondholders in the VIEs, and these assets are included in the firm-owned assets pledged balance reported within this footnote. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of the Company; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

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

The table below provides the disclosure information required by FSP FAS 140-4 and FIN 46(R)-8 for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany		Liabilities After
		Eliminations		Intercompany	Recourse to the
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	Eliminations	Company (B)
June 30, 2009
Mortgage Loan VIEs(C)	$1,653,353	$-	$1,644,258	$2,604,324	$-
CDOs(D)	2,433	-	2,345	2,429	-
December 31, 2008
Mortgage Loan VIEs(C)	$1,930,063	$-	$1,920,610	$2,730,280	$-
CDOs(D)	7,242	-	6,842	8,557	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage loans.
(D)	For the CDO, assets are primarily recorded in Mortgage securities – trading and liabilities are recorded in Asset-backed bonds secured by mortgage securities.

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal	Assets on	Liabilities	Maximum	Year to	Year to
	Outstanding	Balance	on Balance	Exposure to	Date Loss	Date Cash
	(A)	Sheet(B)	Sheet(B)	Loss(C)	on Sale	Flows
June 30, 2009
Residential mortgage
loans(D)	$7,447,391	$10,708	$-	$10,708	$-	$10,564
December 31, 2008
Residential mortgage
loans(D)	$8,121,668	$15,919	$-	$15,919	$-	$58,891

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(B)	Assets and Liabilities on the Company’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(C)	The maximum exposure to loss includes the following: the assets held by the Company – including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(D)	For residential mortgage loans QSPEs, assets on balance sheet are primarily securities issued by the entity and are recorded in Mortgage securities-available-for-sale and Mortgage securities-trading.

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

Retained interests are recorded in the Consolidated Balance Sheets at fair value. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Consolidated Statements of Operations, or as securities available-for-sale, with changes in fair value included in accumulated other comprehensive loss.

Retained interests are reviewed periodically for impairment. Retained interests in securitized assets held as available-for-sale and trading were approximately $10.7 million and $13.5 million at June 30, 2009 and December 31, 2008, respectively.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by the Company as of June 30, 2009 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$10,082
Weighted average life (in years)	3.75
Weighted average prepayment speed assumption (CPR) (percent)	17.5
Fair value after a 10% increase in prepayment speed	$9,622
Fair value after a 25% increase in prepayment speed	$9,041
Weighted average expected annual credit losses (percent of current collateral balance)	25.4
Fair value after a 10% increase in annual credit losses	$8,959
Fair value after a 25% increase in annual credit losses	$8,437
Weighted average residual cash flows discount rate (percent)	25.0
Fair value after a 500 basis point increase in discount rate	$9,790
Fair value after a 1000 basis point increase in discount rate	$9,516
Market interest rates:
Fair value after a 100 basis point increase in market rates	$6,358
Fair value after a 200 basis point increase in market rates	$3,752

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

Note 4. Mortgage Securities – Available-for-Sale

As of June 30, 2009, and December 31, 2008, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading as a result of the Company’s adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”) on January 1, 2007. As a result, the NMFT Series 2007-2, residual security qualifies for the scope exception concerning bifurcation provided by SFAS 155. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of June 30, 2009 and December 31, 2008 (dollars in thousands):

			Unrealized Losses
		Unrealized	Less Than Twelve	Estimated Fair	Average
	Cost Basis	Gain	Months	Value	Yield (A)
As of June 30, 2009	$2,314	$7,405	$-	$9,719	148.2%
As of December 31, 2008	$3,771	$9,017	$-	$12,788	38.2%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the six and three months ended June 30, 2009 and 2008, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $0.5 million and $0.3 million during the six and three months ended June 30, 2009, respectively, as compared to $21.2 million and $1.8 million during the same periods of 2008.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

Note 5. Mortgage Securities – Trading

As of June 30, 2009 and December 31, 2008, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted broker prices. Refer to Note 9 for a description of the valuation methods as of June 30, 2009 and December 31, 2008.

The following table summarizes the Company’s mortgage securities – trading as of June 30, 2009 and December 31, 2008 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of June 30, 2009
Subordinated securities pledged to CDO	$332,489	$325,299	$1,675
Other subordinated securities	102,625	76,433	407
Residual securities	-	460	363
Total	$435,114	$402,192	$2,445	6.37%

As of December 31, 2008	$435,114	$433,968	$7,085	9.55%

(A)       Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $9.6 million and $1.9 million for the six and three months ended June 30, 2009, respectively as compared to net trading losses of $74.9 million and $23.3 million for the same periods of 2008. These net trading losses are included in the fair value adjustments line on the Company’s condensed consolidated statements of operations.

There were no trading securities pledged as collateral as of June 30, 2009 and December 31, 2008.

Note 6. Borrowings

Junior Subordinated Debentures

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.6 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. NFI has guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete an exchange of the Notes for new preferred obligations. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million. In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts which was recorded in the “Professional and outside services” line item on the Statement of Operations.

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

Litigation.

At this time, the Company does not believe that an adverse ruling against the Company is probable for the following claims and as such no amounts have been accrued in the consolidated financial statements.

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

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NovaStar Mortgage, Inc., a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss. On May 15, 2009 the Court granted Company’s motion to dismiss. The City of Cleveland has filed an appeal. The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. On July 13, 2009 the Company filed a motion to dismiss the plaintiff’s claims. The Company believes that these claims are without merit and will vigorously defend against them.

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

On October 21, 2008, EHD Holdings, LLC (“EHD”), the owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri. On April 24, 2009, EHD filed a motion for summary judgment seeking approximately $3.3 million, in past due rent and charges, included in the Accounts payable and other liabilities line item of the balance sheet, plus accruing rent and charges for future periods, plus attorney fees. On June 30, 2009, the Company executed a settlement agreement with EHD whereby the Company is released from all past and future obligations under its lease agreement and on July 1st and 2nd paid a total of $5 million to EHD. EHD and the Company also agreed to take the necessary steps for the dismissal of all legal proceedings related to the lease agreement.

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

Note 8. Comprehensive Income

The following is a rollforward of accumulated other comprehensive income for the six and three months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net loss	$(140,207)	$(479,854)	$(48,509)	$(197,184)
Other comprehensive (loss) income:
Change in unrealized loss on mortgage securities –
available-for-sale	(2,065)	(20,565)	257	(4,437)
Change in unrealized gain on derivative instruments used in
cash flow hedges	8	1,354	-	599
Impairment on mortgage securities - available-for-sale
reclassified to earnings	452	21,229	250	1,848
Net settlements of derivative instruments used in cash flow
hedges reclassified to earnings	84	(1,147)	-	272
Other comprehensive (loss) income	(1,521)	871	507	(1,718)
Total comprehensive loss	(141,727)	(478,983)	(48,002)	(198,902)
Comprehensive loss attributable to noncontrolling
interests	779	-	445	-
Total comprehensive loss attributable to NovaStar
Financial, Inc.	$(140,949)	$(478,983)	$(47,557)	$(198,902)

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

  Level 1—Quoted prices for identical instruments in active markets.
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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	at June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$2,445	$-	$-	$2,445
Mortgage securities – available-for-sale	9,719	-	-	9,719
Total assets	$12,164	$-	$-	$12,164

Liabilities:
Asset-backed bonds secured by mortgage
securities	$1,773	$-	$-	$1,773
Derivative instruments, net	4,739	-	4,739	-
Total liabilities	$6,512	$-	$4,739	$1,773

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
	Fair Value	in Active	Other	Significant
	at	Markets for	Observable	Unobservable
	December	Identical Assets	Inputs	Inputs
Description	31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$7,085	$-	$-	$7,085
Mortgage securities – available-for-sale	12,788	-	-	12,788
Total assets	$19,873	$-	$-	$19,873

Liabilities:
Asset-backed bonds secured by mortgage
securities	$5,376	$-	$-	$5,376
Derivative instruments, net	9,102	-	9,102	-
Total liabilities	$14,478	$-	$9,102	$5,376

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities -
trading
Accretion of income	8,700	-	8,700
Proceeds from paydowns of securities	(3,635)	-	(3,635)
Other than temporary impairments	(36,841)	36,841	-
Mark-to-market value adjustment	-	(9,705)	(9,705)
Net (decrease) increase to mortgage securities -
trading	(31,776)	27,136	(4,640)
As of June 30, 2009	$402,192	$(399,747)	$2,445

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities -
trading
Accretion of income	4,640	-	4,640
Proceeds from paydowns of securities	(21,687)	-	(21,687)
Mark-to-market value adjustment	-	(1,141)	(1,141)
Net (decrease) increase to mortgage securities -
trading	(17,047)	(1,141)	(18,188)
As of June 30, 2008	$24,228	$(17,675)	$6,553

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	7,976	-	7,976
Proceeds from paydowns of securities (A) (B)	(8,981)	-	(8,981)
Impairment on mortgage securities – available-
for -sale	(452)	-	(452)
Mark-to-market value adjustment	-	(1,612)	(1,612)
Net (decrease) increase to mortgage securities –
available-for-sale	(1,457)	(1,612)	(3,069)
As of June 30, 2009	$2,314	$7,405	$9,719

(A)	Cash received on mortgage securities with no cost basis was $1.2 million for the six months ended June 30, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2009, the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining cost basis.

			Estimated Fair
			Value of
		Unrealized Gain	Mortgage
	Cost Basis	(Loss)	Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	3,359	-	3,359
Proceeds from paydowns of securities (A)	(6,998)	-	(6,998)
Impairment on mortgage securities – available-
for -sale	(21,229)	21,229	-
Mark-to-market value adjustment	-	(20,565)	(20,565)
Net (decrease) increase to mortgage securities –
available-for-sale	(24,868)	664	(24,204)
As of June 30, 2008	$8,434	$733	$9,167

(A)	Cash received on mortgage securities with no cost basis was $1.5 million for the six months ended June 30, 2008.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2008 and December 31, 2007 the Company had receivables from securitization trusts of $0.3 million and $12.5 million, respectively, related to mortgage securities available-for-sale with a remaining cost basis.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Real Estate	Identical Assets	Observable	Unobservable
Fair Value at	Owned	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
June 30, 2009	$65,581	$-	$-	$65,581
December 31, 2008	70,480	-	-	70,480

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

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2009 and 2008 from the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value		Fair Value
		Adjustments For		Adjustments For
		the Six Months		the Three Months
		Ended June 30		Ended June 30
	Fair Value
Asset or Liability	Measurement					Statement of Operations Line
Measured at Fair Value	Frequency	2009	2008	2009	2008	Item Impacted
Mortgage securities -
trading	Recurring	$(9,705)	$(74,866)	$(1,955)	$(23,261)	Fair value adjustments
Mortgage securities –						Impairment on mortgage
available-for-sale	Recurring	(452)	(21,229)	(250)	(1,848)	securities – available-for-sale
						(Losses) gains on derivative
Derivative instruments, net	Recurring	(4,626)	(10,613)	(431)	4,974	instruments
Asset-backed bonds
secured by mortgage
securities	Recurring	3,505	52,197	1,465	13,309	Fair value adjustments

Total fair value losses		$(11,278)	$(54,511)	$(1,171)	$(6,826)

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

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of June 30, 2009 or December 31, 2008. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.

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

Asset-backed bonds secured by mortgage securities. See discussion under “Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).”

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets.

Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”)

The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I, which closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the condensed consolidated balance sheets. The Company recognized a fair value adjustment of $3.5 million and $1.5 million for the six and three months ended June 30, 2009, respectively, and $52.2 million and $13.2 million for the same periods in 2008, respectively, which is included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. The Company calculates interest expense for these asset-backed bonds based on the prevailing coupon rates of the specific classes of debt and records interest expense in the period incurred. Interest expense amounts are included in the “Interest expense” line item of the condensed consolidated statements of operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by SFAS 159.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Asset-Backed
	Bonds Secured by
	Mortgage	Year to Date Gain
Unpaid Principal Balance as of	Securities	Recognized		Fair Value
June 30, 2009	$323,652	$3,505		$1,773
December 31, 2008	324,243	52,197	(A)	5,376

(A)     For the six months ended June 30, 2008.

Substantially all of the $3.5 million change in fair value of the asset-backed bonds is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the second quarter of 2009.

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

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or monthly or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During the six and three months ended June, 2009, premiums paid pursuant to interest rate cap agreements related to continuing operations aggregated approximately $40,000 and $20,000, respectively, as compared to $0.2 and $0.1 million for the same periods in 2008. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of June 30, 2009 and December 31, 2008 were approximately $30,000 and $0.1 million, respectively, and had a weighted average interest rate of 4.5% and 3.9%, respectively. The future contractual maturities of premiums due to counterparties as of June 30, 2009 are all due during 2009. There are no future contractual maturities premium due in 2010 or thereafter. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities that the Company hedges are asset-backed bonds as discussed in Note 3.

The Company also has derivative instruments that do not meet the requirements for hedge accounting. However, these derivative instruments do contribute to the Company’s overall risk management strategy by serving to reduce interest rate risk on asset-backed bonds collateralized by the Company’s loans held-in-portfolio.

The following tables present derivative instruments as of June 30, 2009 and December 31, 2008 (dollars in thousands):

			Maximum
			Days to
	Notional Amount	Fair Value	Maturity
As of June 30, 2009:
Non-hedge derivative instruments	$286,500	$(4,739)	209

As of December 31, 2008:
Non-hedge derivative instruments	$461,500	$(9,034)	390
Cash flow hedge derivative instruments	40,000	(68)	25

The Company recognized net expense of $1.4 and $0.6 million during the six and three months ended June 30, 2008 on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense. There was no expense recorded relating to derivative instruments qualifying as cash flow hedges during the six and three months ended June 30, 2009

During the three months ended June 30, 2009 and 2008, respectively, hedge ineffectiveness was insignificant.

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

Note 11. Income Taxes

Based on the evidence available as of June 30, 2009 and December 31, 2008, including the significant pre-tax losses incurred by the Company in 2008 and the second quarter of 2009, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on these conclusions, the Company recorded a valuation allowance against its entire net deferred tax assets as of June 30, 2009 and December 31, 2008.

The Company recognizes tax benefits in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes (“FIN 48”)”. FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of June 30, 2009 and December 31, 2008, the total gross amount of unrecognized tax benefits was $0.5 million in each period.

Note 12. Segment Reporting

As of June 30, 2009, the Company reviews, manages and operates its business in one segment: portfolio management. Portfolio management operating results come from the income generated on the mortgage assets and operating business the Company manages less associated costs. The portfolio management segment’s operating results for the six and three months ended June 30, 2009 and 2008 are the same as the Company’s condensed consolidated statements of operations.

Note 13. Earnings Per Share

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Six Months Ended		For the Three Months
	June 30,		Ended June 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(140,207)	$(472,507)	$(48,509)	$(195,207)
Less loss attributable to noncontrolling interests	(779)	-	(445)	-
Dividends on preferred shares	(7,482)	(6,657)	(3,786)	(3,369)
Loss from continuing operations available to
common shareholders	(146,910)	(479,164)	(51,850)	(198,576)
Loss from discontinued operations, net of income tax	-	(7,347)	-	(1,977)
Net loss available to common shareholders	$(146,910)	$(486,511)	$(51,850)	$(200,553)

Denominator:
Weighted average common shares outstanding –
basic and diluted	9,368,053	9,402,879	9,368,053	9,391,341

Basic earnings per share:
Loss from continuing operations	$(14.97)	$(50.25)	$(5.18)	$(20.79)
Less loss attributable to noncontrolling interests	(0.08)	-	(0.05)	-
Dividends on preferred shares	(0.80)	(0.71)	(0.40)	(0.36)
Loss from continuing operations available
to common shareholders	(15.69)	(50.96)	(5.53)	(21. 15)
Loss from discontinued operations, net of income tax	-	(0.78)	-	(0.21)
Net loss available to common shareholders	$(15.69)	$(51.74)	$(5.53)	$(21.36)

Diluted earnings per share:
Loss from continuing operations	$(14.97)	$(50.25)	$(5.18)	$(20.79)
Less loss attributable to noncontrolling interests	(0.08)	-	(0.05)	-
Dividends on preferred shares	(0.80)	(0.71)	(0.40)	(0.36)
Loss from continuing operations available
to common shareholders	(15.69)	(50.96)	(5.53)	(21. 15)
Loss from discontinued operations, net of income tax	-	(0.78)	-	(0.21)
Net loss available to common shareholders	$(15.69)	$(51.74)	$(5.53)	$(21.36)

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

	For the Six Months Ended		For the Three Months
	June 30,		Ended June 30,
	2009	2008	2009	2008
Number of stock options	114	250	114	266
Weighted average exercise price	$52.98	$39.35	$52.98	$37.11

Note 14. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	As of June 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$20,644	$20,644	$24,790	$24,790
Restricted cash	6,350	6,044	6,046	5,595
Mortgage loans - held-in-portfolio	1,505,976	1,355,378	1,772,838	1,772,838
Mortgage securities - trading	2,445	2,445	7,085	7,085
Mortgage securities - available-for-sale	9,719	9,719	12,788	12,788
Accrued interest receivable	72,879	72,879	77,292	77,292
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage loans	2,438,068	1,355,378	2,599,351	1,772,838
Asset-backed bonds secured by mortgage securities	1,773	1,773	5,376	5,376
Junior subordinated debentures	77,569	6,268	77,323	6,248
Accrued interest payable	1,311	709	10,242	10,242
Derivative instruments:
Interest rate swap agreements	4,745	4,745	9,302	9,302

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage loans – held-in-portfolio – The fair value of mortgage loans – held-in-portfolio was estimated using the carrying value less a market discount at June 30, 2009. The fair value of mortgage loans – held-in-portfolio approximated its carrying value at December 31, 2008.

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

Mortgage securities – available-for-sale – Mortgage securities – available-for-sale is made up of residual securities. The fair value of residual securities is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Accrued interest receivable – The fair value of accrued interest receivable approximates its carrying value.

Asset-backed bonds secured by mortgage loans – The fair value of asset-backed bonds secured by mortgage loans and the related accrued interest payable was estimated using the fair value of mortgage loans – held-in-portfolio at June 30, 2009 as the trusts have no recourse to the Company’s other, unsecuritized assets.

Asset-backed bonds secured by mortgage securities –The fair value of asset-backed bonds secured by mortgage securities and the related accrued interest payable is approximated using quoted market prices.

Junior subordinated debentures – The fair value of junior subordinated debentures is estimated using the price from the repurchase transaction that the Company completed during 2008.

Derivative instruments – The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company” ,”NovaStar Financial”, “NFI” , “we” or “us”) and the notes thereto as well as NovaStar Financial’s annual report to shareholders and annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Because of severe declines in housing prices and national and international economic crises, we have suffered significant losses during 2008 and 2009 because of declining values of our investments in mortgage loans and securities. Liquidity constraints forced us to reduce operations and administrative staff and take other measures to conserve cash.

Management’s focus is building its newly acquired operating businesses, reducing corporate operating cash needs, clearing follow-on matters arising from our legacy lending and servicing operations and evaluating investment opportunities.

Management made significant steps in the rebuilding process by investing in StreetLinks National Appraisal Services, LLC (“StreetLinks”) during the third quarter of 2008 and Advent Financial Services, LLC (“Advent”) during the second quarter of 2009. StreetLinks is a national residential appraisal management company. StreetLinks collects a fee for appraisal services from lenders and borrowers and passes most of the fee through to an independent residential appraiser. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order. Management believes that StreetLinks is situated to take advantage of growth opportunities in the residential appraisal management business. We have added significant new customers for StreetLinks during 2009, which have produced significant increases in revenue for StreetLinks during 2009. Advent is in its start-up phase and will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is currently developing systems and a network of business partners for the distribution of its services.

Going Concern Considerations - As of June 30, 2009, the Company’s total liabilities exceeded its total assets under GAAP, resulting in a shareholders’ deficit. The Company’s losses, negative cash flows, shareholders’ deficit, and lack of significant operations raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, may not realize its assets and discharge its liabilities in the normal course of business. There is no assurance that cash flows will be sufficient to meet the Company’s obligations. The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s condensed consolidated financial statements as of June 30, 2009 and for the six and three months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Impact of Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2009 – In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009, the Company adopted SFAS 165 during the second quarter of 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s financial statements.

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 were adopted by the Company on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and required certain additional disclosures to the Company’s condensed consolidated financial statements. Refer to Note 14 for further discussion.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted FSP 157-4 in June 2009 with no material impact to its financial statements.

In April 2009, the FASB issued FSP No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and SFAS 124-2”). FSP 115-2 and SFAS 124-2 modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted FSP 115-2 and SFAS 124-2 during the second quarter of 2009, as required. The adoption did not have a material impact on our financial statements.

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests (formerly known as “minority interests”) be displayed in the consolidated balance sheet as a separate component of shareholders’ equity and that the consolidated net earnings attributable to the noncontrolling interests be clearly identified and presented in the consolidated statement of earnings. The Company previously acquired StreetLinks National Appraisal Services, and as part of the acquisition certain of their former owners retained ownership interests in the business. These interests are presented on its condensed consolidated balance sheet as noncontrolling interests. In addition, earnings attributable to the noncontrolling interests are shown on its condensed consolidated statements of operations for the six and three months ended June 30, 2009.

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing EPS using the two-class method. The Company’s adoption of EITF 03-6-1 required us to recast previously reported EPS, and did not have a significant impact on EPS.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 only requires certain additional disclosures, it did not have an effect on the Company’s financial statements. See Note 10 for further information regarding these disclosures.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”). In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions. In addition, SFAS 141 will require acquisition costs to be expensed as incurred. SFAS 141 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. The Company adopted SFAS 141(R) effective January 1, 2009. The adoption of this standard impacted the accounting of the acquisition of Advent and may have an impact on the accounting for certain costs related to any future acquisitions.

Accounting Pronouncements Not Yet Adopted – In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 167 will have on its financial condition and results of operation upon adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that SFAS 166 will have on its financial condition and results of operation upon adoption.

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

Table 1 —Key Performance Metrics
(dollars in thousands; except per share amounts)

	June 30,	December 31,
	2009	2008
Cash and cash equivalents, including restricted cash	$26,994	$30,836

	For the Six Months Ended
	June 30,
	2009	2008
Net loss available to common shareholders, per diluted share	$(15.69)	$(52.10)

Liquidity – During the six months ended June 30, 2009, we received $12.6 million in cash on our securities portfolio. We received $12.1 million in appraisal fee income. We used cash to repay interest on borrowings, pay for current operating and administrative costs, invest in StreetLinks and Advent and pay for costs related to our legacy mortgage lending and servicing operations. As of June 30, 2009, we had $27.0 million in cash, cash equivalents and restricted cash, a decrease of $3.8 million from December 31, 2008. As of August 14, 2009, we have $21.1 million in cash and cash equivalents (including restricted cash of 6.4 million). See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As part of our near-term future strategy, we will focus on building our operating businesses, minimizing losses, preserving liquidity and, if and when cash is available, investing in opportunities that can contribute positively to our liquidity position. Our mortgage securities are a primary source of new cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid and could be significantly less than the current projections if future market conditions are not as projected. While StreetLinks is generating significant revenues, it is using all cash generated in building its infrastructure to sustain growth. We have significant outstanding obligations under our subordinated debt agreements. Our liquidity consists solely of cash and cash equivalents.

Significant Recent Events – As discussed in Note 6 to our condensed consolidated financial statement, we renegotiated the terms of our junior subordinated debentures in April 2009. As discussed above, during the quarter ended June 30, 2009, we acquired a 70% ownership in Advent for an initial cash contribution into Advent of $2 million.

Impact of Consolidation of Securitized Mortgage Assets on Our Financial Statements – The discussions of our financial condition and results of operation below provide analysis for the changes in our balance sheet and income statement as presented using Generally Accepted Accounting Principles in the United States of America ("GAAP"). Mortgage loans – held-in-portfolio and certain of our mortgage securities – trading are owned by trusts established when those assets were securitized. The trusts issued asset-backed bonds to finance the assets. In accordance with GAAP, we have consolidated these trusts. Due to significant events that have occurred subsequent to the securitization of these assets, we no longer have a significant economic benefit from these assets. We have provided additional disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Assets and Liabilities of Consolidated Securitization Trusts to demonstrate the impact of the trusts on our consolidated financial statements.

Financial Condition as of June 30, 2009 as Compared to December 31, 2008

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from June 30, 2009 and December 31, 2008.

Cash and Cash Equivalents. See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Loans - Held-in-Portfolio. Mortgage loans – held-in-portfolio consist of subprime mortgage loans which have been securitized and are owned by three separate trusts – NHES 2006-1, NHES 2006MTA-1 and NHES 2007-1. We consolidate these trusts for GAAP reporting.

The mortgage loans – held-in-portfolio balance has declined as their value has decreased significantly. The value is dependent largely in part on their credit quality and the borrowers’ repayment performance. The credit quality of the portfolio continues to worsen and borrowers’ repayment performance continues to be poor. Specifically, during recent months, the loss severity rate on foreclosed and liquidated loans has increased. Therefore, we continue to increase the allowance for losses on these loans. The allowance has increased from $776.0 as of December 31, 2008 to $810.3 million as of June 30, 2009. Additionally, the balance of mortgage loans – held-in-portfolio has decreased due to regular borrower repayments. During the six months ended June 30, 2009 the trusts received repayments of the mortgage loans totaling $50.3 million. These balances will continue to decline either through normal borrower repayments or through continued devaluation as delinquencies, foreclosures and losses occur.

Mortgage loans – held-in-portfolio are serviced by a third party entity. During the six months ended June 30, 2009, the servicer modified loans totaling $185.1 million in principal with weighted-average interest rates of 8.41% and 4.83% before and after modification, respectively. Generally, the modifications are offered to borrowers experiencing financial difficulties and serve to reduce monthly payments and/or defer unpaid interest. The Company’s estimates for the allowance for loan losses and related provision include the projected impact of the modified loans.

As discussed under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, these assets have no economic benefit to us and we have no control over these assets. We have also provided the assets and liabilities of the trusts on a separate and combined basis.

Mortgage Securities – Trading and Available-for-Sale. During the six months ended June 30, 2009, the value of the securities continued to decline as the estimated future cash flow from the securities is decreasing. The decrease is attributable largely to the continued poor credit quality and repayment performance of the mortgage loans underlying these securities. In general, the default rate on the underlying loans has increased dramatically over the past two years. Defaults are the result of national economic conditions that have led to job losses, severe declines in housing prices and the inability for credit-challenged individuals to refinance mortgage loans. In many cases, the securities we own have ceased to generate cash flow and, for the securities generating cash, we expect cash flow to continue to decline. We have consistently written the value of our securities down over the past two years and will likely continue to write them down as their economic value declines.

The following tables provide details of our mortgage securities.

Table 2 – Values of Individual Mortgage Securities – Available-for-Sale
(dollars in thousands)
	June 30, 2009				December 31, 2008
			Constant	Expected			Constant	Expected
Securitization	Estimated	Discount	Pre-payment	Credit	Estimated	Discount	Pre-payment	Credit
Trust (A)	Fair Value	Rate	Rate	Losses	Fair Value	Rate	Rate	Losses
NMFT Series :
2002-3	$1,557	25%	16%	0.8%	$2,041	25%	16%	0.8%
2003-1	4,068	25	13	2.1	5,108	25	13	2.0
2003-2	1,055	25	12	1.9	2,272	25	12	1.9
2003-3	1,900	25	10	2.8	2,402	25	12	2.7
2003-4	902	25	13	2.8	1	25	13	2.7
2004-1	-	25	15	3.5	16	25	15	3.4
2004-2	-	25	14	3.6	27	25	14	3.5
2004-3	19	25	15	4.6	73	25	15	4.4
2004-4	4	25	16	4.5	11	25	16	4.3
2005-1	-	25	17	6.6	-	25	17	6.2
2005-2	-	25	15	7.7	-	25	16	7.0
2005-3	-	25	16	10.4	-	25	17	9.3
2005-4	-	25	18	12.9	3	25	18	11.5
2006-2	-	25	20	19.1	73	25	19	17.0
2006-3	6	25	20	21.9	125	25	20	19.8
2006-4	25	25	20	22.1	136	25	20	20.0
2006-5	63	25	20	26.3	214	25	20	24.0
2006-6	120	25	20	27.1	286	25	19	24.4
Total	$9,719				$12,788

(A) We established the trust upon securitization of the underlying loans, which generally were originated by us.

Table 3 — Mortgage Securities - Trading
(dollars in thousands)
As of June 30, 2009
		Amortized Cost		Number of	Weighted
S&P Rating	Original Face	Basis	Fair Value	Securities	Average Yield
Subordinated Securities:
Investment Grade (A)	$12,505	$12,050	$211	3	2.79%
Non-investment Grade (B)	422,609	389,682	1,871	86	3.16
Total Subordinated Securities	435,114	401,732	2,082	89	3.12
Residual Securities:
Unrated	59,500	460	363	1	25.00
Total	$494,614	$402,192	$2,445	90	6.37%

As of December 31, 2008
Subordinated Securities:
Investment Grade (A)	$12,505	$11,891	$833	3	6.25%
Non-investment Grade (B)	422,609	406,125	5,547	87	8.08
Total Subordinated Securities	435,114	418,016	6,380	90	7.84
Residual Securities:
Unrated	59,500	15,952	705	1	25.00
Total	$494,614	$433,968	$7,085	91	9.55%

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

Real Estate Owned. Real estate owned includes the value of properties for foreclosed loans owned by securitization trusts, as discussed under “Mortgage Loans – Held-in-Portfolio”. We consolidate the assets and liabilities as part of the securitization trust. A servicer that is independent from us and the trusts services the mortgage loans and processes defaults for liquidation. Proceeds from liquidation of this real estate will flow through the trust and will generally be paid to third party bondholders. The amount of real estate owned is dependent upon the number of the overall mortgage loans outstanding, the rate of defaults, the timing of liquidations and the estimated value of the real estate. The amount of real estate owned has fluctuated during 2008 and 2009, and will continue to fluctuate in the short term. Over the long term, the amount of real estate owned will decrease as the mortgage loans owned by the consolidated trusts decline.

Under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Accrued Interest Receivable. Accrued interest receivable includes the interest due from individual borrowers to the trusts who own the mortgage loans – held-in-portfolio. For all mortgage loans that do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes 90 days delinquent. For mortgage loans that do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible. Management generally deems all of the accrued interest on loans with mortgage interest to be collectible. The quantity of delinquent loans has significantly increased, as a percent of total loans outstanding, from December 31, 2008 to June 30, 2009. Therefore, the amount of accrued interest has also increased. Over the long term, the amount of accrued interest receivable will decrease as the mortgage loans owned by the consolidated trusts decline.

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

Stockholders’ Deficit. As of June 30, 2009 our total liabilities exceeded our total assets under GAAP by $1.0 billion.

The liabilities of the securitization trusts exceed the assets of those trusts as of June 30, 2009 and December 31, 2008 by $1.0 billion and $932.1 million, respectively. These amounts do include any adjustments for intercompany eliminations, see Table 9 for further detail. The severe devaluation of the mortgage assets, as discussed in the respective categories above, has resulted in the significant deficit of these trusts. The assets and liabilities of these trusts are consolidated under GAAP. Due to the significant impact to our financial statements of these trusts, we have also provided the assets and liabilities of the trusts on a separate and combined basis under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

The significant increase in our shareholders’ deficit during the six months ended June 30, 2009 results from our large net loss, driven primarily by valuation allowances taken on our mortgage loans.

Results of Operations – Comparisons Consolidated Earnings

Net Interest (Expense) Income. As discussed above, in general, our mortgage assets have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. The trends and reasons for the changes in the components of interest income and expense are generally the same when comparing the six months and three months ended June 30, 2009 with the same periods in 2008. Interest income has declined as these assets have become impaired and due to repayments and liquidations. Interest expense has declined as the related principals balances have declined, as interest rates have declined and as we repaid all short-term borrowings during 2008. Interest expense is adjustable, generally based on a spread to LIBOR.

Provision for Credit Losses. The provision for credit losses relates to mortgage loans which have been securitized. As discussed above, in general, the credit quality of the securitized mortgage loans significantly deteriorated beginning generally before 2008 due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. The performance of the loans continues to deteriorate. A significant portion of the securitized loans have become uncollectible or will only be partially collected. Provisions for these losses have increased in connection with the declining credit quality of the loans.

The total dollar amount of the provision for credit losses is smaller when comparing the six and three months ended June 30, 2009 to the same periods in 2008. As the amount of securitized loans decreases and as they age, the credit exposure is smaller, resulting in decreasing provisions.

Table 4— Net Interest Expense
(dollars in thousands)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest income:
Mortgage securities	$15,438	$26,758	$4,031	$12,028
Mortgage loans held-in-portfolio	59,141	103,312	29,868	47,287
Other interest income	554	938	367	227
Total interest income	75,133	131,008	34,266	59,542

Interest expense:
Short-term borrowings secured by mortgage
securities	-	434	-	58
Asset-backed bonds secured by mortgage loans	11,290	54,929	6,001	24,569
Asset-backed bonds secured by mortgage securities	647	6,606	(1,231)	2,921
Junior subordinated debentures	(205)	3,314	(1,397)	1,453
Total interest expense	11,732	65,283	3,373	29,001
Net interest income before provision for credit
losses	63,401	65,725	30,893	30,541
Provision for credit losses	(168,988)	(461,436)	(67,514)	(212,120)
Net interest loss	$(105,587)	$(395,711)	$(36,621)	$(181,579)

(Losses) Gains on Derivative Instruments. The derivative instruments for which the value is on our balance sheet are owned by securitization trusts. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. These derivative instruments are used to mitigate interest rate risk within the related securitization trust.

We also entered into three credit default swaps (“CDS”) during 2007 as part of our CDO transaction previously discussed. The CDS had a notional amount of $16.5 million and a fair value of $6.1 million at the date of purchase and are pledged as collateral against the CDO ABB.

Losses or gains on the derivative instruments are dependent on short-term interest rates (generally declining rates produce greater losses or lower gains) and the amount of the notional balance outstanding during the reporting period. For the three months period ended June 30, 2008, interest rates were generally flat and the gain on derivative instruments was due to the reversal of previous losses as instruments matured. For the three months period ended June 30, 2009, interest rates were declining and instruments were maturing, resulting in a small net loss. Significant declines in interest rates during the first three months of 2008 and 2009 generated significant losses on derivatives for each of the six month period ended June 30, 2009 and 2008.

Gains on Debt Extinguishment. We recorded gains on debt extinguish for the six and three months ended June 30, 2008 of $6.4 million. There were no gains recorded for the same periods of 2009. On May 29, 2008, we purchased trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million for $0.6 million. As a result, $6.9 million of principal and accrued interest of $0.2 million of the Notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs related to these Notes were removed from the balance sheet at June 30, 2008 resulting in a gain of $6.4 million.

Fair Value Adjustments. Adjustment for changes in value on our trading securities and the asset-backed bonds issued in our CDO are recorded as Fair Value Adjustments. The significant value declines during the three and six month period ended June 30, 2008 are a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities, along with the poor credit performance of the underlying mortgage loans. By the end of 2008, the total value of the trading securities and the asset-backed bonds had declined significantly, resulting in a lower overall adjustment in the six months ended June 30, 2009 when compared to the same period in 2008. During the three months ended June 30, 2009, very low short-term interest rates are driving higher expected cash flows from these securities and, therefore, higher overall values.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The large impairments during the three and six months ended June 30, 2008 were primarily driven by an increase in actual and projected losses due to the deteriorating credit quality of the loans underlying the securities. By June 30, 2008, the total value of the available-for-sale securities had declined significantly, resulting in a lower overall impairment in the three and six months ended June 30, 2009 when compared to the same periods in 2008.

Appraisal Fee Income and Expense. Fees are collected from customers (borrowers or lenders), a portion of which is paid to independent mortgage loan appraisers. Fee income and expense is recognized when the appraisal is completed and delivered to the customer. During the three months ended June 30, 2009, the unit volume appraisal services increased significantly, resulting in high revenue and expense when comparing to the first three months of 2009. We acquired a majority interest in StreetLinks on August 1, 2008, and therefore recognized no revenue and incurred no expense for appraisal management services during the six and three month periods ended June 30, 2008. Following is a summary of the unit count of completed orders:

Table 5 — Appraisals Completed 2009
First quarter	4,809
Second quarter	27,440

Six months ended June 30, 2009	32,249

General and Administrative Expenses. During late 2007 and into early 2008, we eliminated a significant portion of our administrative overhead. We terminated officers and staff in our executive, information systems, legal, human resource and finance/accounting departments. We also terminated numerous contracts for professional services. One of management’s key focuses during 2008 was to reduce or eliminate all unnecessary general and administrative expenses. As a result, excluding the impact on operating expenses for StreetLinks, operating expenses have declined when comparing general and administrative expenses for the three and six month periods ended June 30, 2009 and 2008.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations for both continuing and discontinued operations, as of June 30, 2009, other than short-term borrowing arrangements.

Table 6 — Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	After 5 Years
Estimated long-term debt payments (A)	$2,868,735	$640,585	$815,662	$490,244	$922,244
Junior subordinated debentures (B)	98,587	781	1,563	1,563	94,680
Operating leases (C)	10,821	7,177	2,616	662	366
Total, consolidated obligations	2,978,143	648,543	819,841	492,469	1,017,290
Non-recourse obligations	(2,868,735)	(640,585)	(815,662)	(490,244)	(922,244)

Recourse obligations	$109,408	$7,958	$4,179	$2,225	$95,046

(A)	The asset-backed bonds will be repaid only to the extent there is sufficient cash receipts on the underlying mortgage loans, which collateralize the debt. The trusts that own these assets and asset-backed obligations have no recourse to us for any shortfall. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate as of June 30, 2009 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate of 1.0% per annum as of June 30, 2009 for each respective obligation. See Note 6 to the condensed consolidated financial statements for additional details.
(C)	The operating lease obligations do not include rental income of $1.6 million to be received under sublease contracts. See Note 7 to our condensed consolidated financial statements for information regarding the settlement of our lease agreement with EHD Holdings, Inc.

Liquidity and Capital Resources

We have taken numerous actions to reduce our cash needs and liquidity risk. Our residual and subordinated mortgage securities are a primary source of significant cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly. We have operating expenses associated with our administration, as well as payment obligations with respect to unsecured debt, including periodic interest payments with respect to junior subordinated debentures. As discussed in “Item 1. Legal Proceedings” we are the subject of various legal proceedings, the outcome of which is uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. If the cash flows from our mortgage securities are less than currently anticipated and our operating businesses do not generate positive cash flow, there can be no assurance that we will be able to continue as a going concern.

As of August 14, 2009, we had approximately $21.1 million in cash on hand (including restricted cash of $6.4 million). In addition to our corporate administrative expenses, which currently range from approximately $750,000 to $1.5 million per month we have quarterly interest payments due on our trust preferred securities. The next payment on the trust preferred securities is due on September 30, 2009 and totals $0.2 million. Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet these payment needs. However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections. Therefore, no assurances can be given that we will be able to meet our cash flow needs.

Overview of Cash Flow for the Six Months Ended June 30, 2009

During 2007 and early 2008, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations. Prior to exiting the lending business, we sold the majority of the loans we originated to securitization trusts. Three of these securitization trusts are consolidated for financial reporting under GAAP, which means all of the assets and the liabilities of the trust are included in our consolidated financial statements. Our results of operations and cash flows include the activity of these trusts. The cash proceeds from the repayment of the loan collateral are owned by the trust and serve to only repay the obligations of the trust. We do not collect the cash and we are not responsible for the obligations of the trust. Principal and interest on the bonds (securities) of the trust can only be paid if there is sufficient cash flow the underlying collateral. We own some of the securities issued by the trust, which is a component of our cash flow. As a result of the national economic crises, the loans within these trusts have very high rates of default. Therefore, the cash flow on the securities we own has declined significantly within the past two years.

We have provided a summary of the cash flow for the securitization trusts under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

Following are the primary and simplified sources of cash receipts and disbursements, excluding the impact of the securitization trusts.

Table 7 – Primary Sources Cash Receipts and Disbursements
(dollars in thousands)
For the Six
Months Ended
Primary sources:	June 30, 2009
Payments received on mortgage securities	$12,616
Receipts for appraisal management services	9,769

Primary uses:
Payment of corporate general, administrative and capital
expenditures	13,391
Payments for appraisals and related administrative costs	9,376

Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the six months ended June 30, 2009 and 2008.

Table 8 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)
	For the Six Months
	Ended June 30,
	2009	2008
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$43,086	$(2,547)
Cash flows provided by investing activities	115,005	320,131
Cash flows used in financing activities	(162,237)	(332,679)

Operating Activities. The increase in cash provided by (used in) operating activities was substantially related to the increase in the balance of the amounts due to servicer. Operating activities, other than the cash flow of the securitized loan trusts, generated a net use of cash during the six months ended June 30, 2009. See a discussion of the impact of the consolidated loan trusts under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

Investing Activities. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans. Our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio and lower cash proceeds from the sale of assets acquired through foreclosure. We also experienced a decrease in payments received on our mortgage securities – available-for-sale during 2009 as compared to 2008 as a result of poor credit performance of the underlying loans.

Financing Activities. All short term borrowings were paid off in 2008 and therefore we have no repayments of short-term borrowings during 2009. The payments on asset-backed bonds relates to bonds issued by securitization loan trusts, which have decreased as the assets in the trusts used to pay those bonds have declined.

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows is the proceeds we receive from our mortgage securities. For the six months ended June 30, 2009 we received $12.6 million in proceeds from repayments on mortgage securities. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Investment in Assets or Operating Businesses. To the extent we have cash available to invest in assets or operating businesses, management intends to do so. During the second quarter of 2009, we invested $2 million to acquire Advent.

Repayments of Long-Term Borrowings. As of June 30, 2009, we had $78.1 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II We have unamortized debt issue costs of $500,000 and therefore a carrying value for the debt of $77.6 million. During the second quarter of 2009, we restructured our obligations under the junior subordinated debentures, which we expect to reduce cash requirements for interest in the near term. As part of the restructuring, we repaid all interest accrued through December 31, 2008, totaling $5.3 million. Details of the restructuring are included in Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See Table 5 for an estimate of our contractual obligations related to these junior subordinated debentures.

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

Below is financial information for each of the securitization trusts we consolidate and for the total of all consolidated trust balance sheets. The discussion of the individual line items within this financial information is included in the discussion of our consolidated financial statements in the applicable forgoing sections of this report. The following disclosure is considered non-GAAP financial information.

Table 9 – Non-GAAP Disclosure: Assets and Liabilities of Securitization Trusts (A) (dollars in thousands)
	June 30, 2009					December 31, 2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Assets
Mortgage loans – held
in portfolio, net of
allowance	$-	$347,604	$462,432	$705,034	$1,515,070	$-	$411,146	$523,183	$847,962	$1,782,291
Trading securities	1,763	-	-	-	1,763	5,199	-	-	-	5,199
Real estate owned	-	23,038	7,473	34,891	65,402	-	23,289	9,233	37,958	70,480
Accrued interest
receivable	-	21,374	8,413	43,093	72,880	-	22,566	10,134	44,592	77,292
Other assets	670	-	-	-	670	2,043	-	-	-	2,043
Total assets	$2,433	$392,016	$478,318	$783,018	$1,655,785	$7,242	$457,001	$542,550	$930,512	$1,937,305

Liabilities and net deficiency in assets
Liabilities:
Asset-backed
bonds secured
by mortgage
loans	$-	$511,328	$655,774	$1,278,550	$2,445,652	$-	$566,577	$700,335	$1,398,115	$2,665,027
Asset-backed
bonds secured
by mortgage
securities	1,769	-	-	-	1,769	5,384	-	-	-	5,384
Other liabilities	22,437	52,254	28,300	116,717	219,708	24,748	47,418	22,401	104,439	199,006
Total liabilities	24,206	563,582	684,074	1,395,267	2,667,129	30,132	613,995	722,736	1,502,554	2,869,417
Total net deficiency
in assets	(21,773)	(171,566)	(205,756)	(612,249)	(1,011,344)	(22,890)	(156,994)	(180,186)	(572,042)	(932,112)
Total liabilities and
net deficiency in
assets	$2,433	$392,016	$478,318	$783,018	$1,655,785	$7,242	$457,001	$542,550	$930,512	$1,937,305

(A)	Stand-alone balances do not include impact of intercompany eliminations.

Table 10 – Non-GAAP Disclosure: Operating Results of Securitization Trusts (A) (dollars in thousands)
	For the Six Months Ended June 30,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Interest Income	$7,445	$14,513	$9,465	$34,804	$66,227	$15,939	$26,453	$15,693	$58,399	$116,484
Interest expense	1,115	2,513	4,044	7,276	14,948	7,203	13,904	14,390	31,143	66,640
Provision for credit
losses	-	39,840	37,857	91,291	168,988	-	119,814	144,487	197,135	461,436
Servicing fee
expense	-	1,292	1,281	3,288	5,861	-	1.668	1,393	4,032	7,093
Mortgage insurance	-	1,400	121	4,313	5,834	-	2,256	148	5,899	8,303
Other income
(expense)	(5,112)	15,974	8,355	31,184	50,401	(9,745)	6,177	-	20,118	16,550
General and
administrative
expenses	101	14	18	27	160	526	25	24	33	608
Net income (loss)
before tax
expense	1,117	(14,572)	(25,501)	(40,207)	(79,163)	(1,535)	(105,037)	(144,749)	(159,725)	(411,046)

Tax expense	-	-	69	-	69	-	-	-	-	-

Net income (loss)	$1,117	$(14,572)	$(25,570)	$(40,207)	$(79,232)	$(1,535)	$(105,037)	$(144,749)	$(159,725)	$(411,046)

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	In accordance with its obligations under the related securitization agreements, the trustee for the respective securitization trusts has charged off asset-backed bonds owned by us totaling $59.9 million and $35.4 million for the six months ended June 30, 2009 and 2008, respectively. In the opinion of the trustee, the securitized assets will not be sufficient to pay for these bonds. The gain recorded on this debt forgiveness is included in other income (expense). The debt forgiveness and related gain is not recorded under GAAP as the debt is not legally extinguished, even though in the opinion of the trustee the debt will not likely be paid.

	For the Three Months Ended June 30,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Interest Income	$1,865	$7,697	$5,764	$16,193	$31,519	$7,029	$10,650	$5,401	$28,677	$51,757
Interest expense	(1,009)	1,121	1,978	3,464	3,831	3,205	6,119	6,268	14,055	29,647
Provision for credit
losses	-	8,192	7,586	51,736	67,514	-	69,694	59,916	82,509	212,119
Servicing fee
expense	-	632	632	1,605	2,869	-	781	685	1,931	3,397
Mortgage insurance	-	540	52	1,903	2,495	-	1,061	73	2,895	4,029
Other income
(expense)	(602)	8,550	8,355	22,458	37,038	(3,993)	6,177	-	34,565	36,749
General and
administrative
expenses	34	7	11	13	65	193	15	16	16	240
Net income (loss)
before tax
expense	2,238	5,755	3,860	(20,070)	(8,217)	(362)	(60,843)	(61,557)	(38,164)	(160,926)

Tax expense	-	-	12	-	12	-	-	-	-	-

Net income (loss)	$2,238	$5,755	$3,848	$(20,070)	$(8,229)	$(362)	$(60,843)	$(61,557)	$(38,164)	$(160,926)

(A)	Stand-alone balances do not include impact of intercompany eliminations.
(B)	In accordance with its obligations under the related securitization agreements, the trustee for the respective securitization trusts has charged off asset-backed bonds owned by us totaling $39.8 million and $35.4 million for the three months ended June 30, 2009 and 2008, respectively. In the opinion of the trustee, the securitized assets will not be sufficient to pay for these bonds. The gain recorded on this debt forgiveness is included in other income (expense). The debt forgiveness and related gain is not recorded under GAAP as the debt is not legally extinguished, even though in the opinion of the trustee the debt will not likely be paid.

Table 11 – Non-GAAP Disclosure: Cash Flows of Securitization Trusts (A) (dollars in thousands)
	For the Six Months Ended June 30,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
Net cash flow from:	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Operating activities	$(1,148)	$31,909	$20,022	$30,447	$81,230	$(5,858)	$23,822	$(8,450)	$77,354	$86,868
Investing activities	2,265	23,678	24,748	54,704	105,395	9,416	104,119	44,248	112,768	270,551
Financing activities	(1,117)	(55,587)	(44,770)	(85,151)	(186,625)	(3,558)	(127,941)	(35,798)	(190,122)	(357,419)

Net cash flow	-	-	-	-	-	-	-	-	-	-
Cash, beginning of
year	-	-	-	-	-	-	-	-	-	-

Cash, end of year	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(A)	Stand-alone balances do not include impact of intercompany eliminations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 because of the existence of a material weakness in internal controls over financial reporting related to the lack of segregation of duties within our accounting department.

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

Management has taken steps to remedy the material weakness by hiring additional accounting department staff, and reallocating duties, including responsibilities for financial reporting, among the Company’s employees. However, based on the overall lack of accounting department resources, this material weakness was not remediated as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other Litigation. Litigation.

At this time, the Company does not believe that an adverse ruling against the Company is probable for the following claims and as such no amounts have been accrued in the consolidated financial statements.

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

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NovaStar Mortgage, Inc., a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss. On May 15, 2009 the Court granted Company’s motion to dismiss. The City of Cleveland has filed an appeal. The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. On July 13, 2009 the Company filed a motion to dismiss the plaintiff’s claims. The Company believes that these claims are without merit and will vigorously defend against them.

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

On October 21, 2008, EHD Holdings, LLC (“EHD”), the owner of the building which leases the Company its former principal office space in Kansas City, filed an action for unpaid rent in the Circuit Court of Jackson County, Missouri. On April 24, 2009, EHD filed a motion for summary judgment seeking approximately $3.3 million, in past due rent and charges, included in the Accounts payable and other liabilities line item of the balance sheet, plus accruing rent and charges for future periods, plus attorney fees. On June 30, 2009, the Company executed a settlement agreement with EHD whereby the Company is released from all past and future obligations under its lease agreement and on July 1st and 2nd paid a total of $5 million to EHD. EHD and the Company also agreed to take the necessary steps for the dismissal of all legal proceedings related to the lease agreement.

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

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands)
Issuer Purchases of Equity Securities
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs (A)
April 1, 2009 – April 30, 2009	-	-	-	$1,020
May 1, 2009 – May 31, 2009	-	-	-	$1,020
June 1, 2009 – June 30, 2009	-	-	-	$1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3. Defaults Upon Senior Securities

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.6 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. NFI has guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete an exchange of the Notes for new preferred obligations. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million. In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s annual meeting of shareholders held on June 25, 2009.

Election of Class I Directors: The holders of the Company’s common stock and Series D1 Preferred Stock elected Art N. Burtscher and Edward W. Mehrer to the Company’s board of directors. The terms of W. Lance Anderson, Gregory T. Barmore and Donald M. Berman as directors continued after the meeting. The vote results for this proposal were as follows:

	Vote Results
	For	Against	Abstain
Art N. Burtscher	7,804,856	520,058	117,143
Edward W. Mehrer	7,768,054	554,106	119,897

Ratification of the Selection of Deloitte & Touche LLP as Independent Registered Public Accounting Firm: The holders of the Company’s common stock and Series D1 Preferred Stock approved the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting form for the fiscal year ending December 31, 2009. The vote results for this proposal were as follows:

Vote Results
For	Against	Abstain
8,101,439	242,292	98,326

Election of Series C Directors: The holders of the Company’s Series C Preferred Stock, voting separately as a class, elected Howard Amster and Barry Igdaloff to the Company’s board of directors to serve until such time that all dividends accumulated and due on such stock have been fully paid. The vote results for this proposal were as follows:

	Vote Results
	For	Against	Abstain
Howard Amster	1,060,296	71,000	157,822
Barry Igdaloff	1,158,456	72,800	149,041
Glenn S. Gardipee	122,093	87,517	440,994
Frankie Adamo	9,300	89,350	444,582
Philip F. Sidotti	4,376	92,474	444,882
Bridget B. Bruch	16,557	138,508	395,665
Paul J. Floto	438,565	65,881	327,823

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
____________________

(1)       See Note 13 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: August 14, 2009	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the
Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

DATE: August 14, 2009	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief
Financial Officer
(Principal Financial Officer)