Form 10-Q
period 2009-09-30
NOVASTAR FINANCIAL INC
filed 2009-11-13
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of the Registrant’s Common Stock outstanding on November 12, 2009 was 9,368,053.

NOVASTAR FINANCIAL, INC. FORM 10-Q For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited; dollars in thousands, except share amounts)
	September 30,	December 31,
	2009	2008
Assets
Unrestricted cash and cash equivalents	$14,818	$24,790
Restricted cash	4,294	6,046
Mortgage loans – held-in-portfolio, net of allowance of $746,702 and
$776,001, respectively	1,387,555	1,772,838
Mortgage securities − trading	1,425	7,085
Mortgage securities − available-for-sale	6,669	12,788
Real estate owned	83,573	70,480
Accrued interest receivable	74,842	77,292
Other assets	8,693	5,704
Assets of discontinued operations	-	1,441
Total assets	$1,581,869	$1,978,464

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,361,588	$2,599,351
Asset-backed bonds secured by mortgage securities	1,063	5,376
Junior subordinated debentures	77,692	77,323
Due to servicer	141,093	117,635
Dividends payable	30,450	19,088
Accounts payable and other liabilities	18,294	33,928
Liabilities of discontinued operations	-	2,536
Total liabilities	2,630,180	2,855,237

Commitments and contingencies (Note 7)

Shareholders’ deficit :
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share;
2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per
share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,368,053, issued and outstanding	94	94
Additional paid-in capital	786,811	786,279
Accumulated deficit	(1,840,393)	(1,671,984)
Accumulated other comprehensive income	4,662	8,926
Other	(87)	(139)
Total NovaStar shareholders’ deficit	(1,048,862)	(876,773)
Noncontrolling interests	551	-
Total shareholders’ deficit	(1,048,311)	(876,773)
Total liabilities and shareholders’ deficit	$1,581,869	$1,978,464

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited; dollars in thousands, except share and per share amounts)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest income	$114,269	$183,277	$39,136	$52,269
Interest expense	18,803	91,157	7,071	25,874
Net interest income before provision for credit losses	95,466	92,120	32,065	26,395
Provision for credit losses	211,050	667,638	42,062	206,202
Net interest loss after provision for credit losses	(115,584)	(575,518)	(9,997)	(179,807)

Other operating (expense) income:
(Losses) gains on derivative instruments	(4,817)	(9,480)	(191)	1,133
Gains on debt extinguishment	-	6,418	-	-
Fair value adjustments	(6,597)	(20,269)	(397)	2,400
Impairment on mortgage securities – available-for-sale	(1,155)	(22,897)	(703)	(1,668)
Appraisal fee income	22,018	1,522	9,945	1,522
Appraisal fee expense	(15,306)	(1,195)	(6,748)	(1,195)
Premiums for mortgage loan insurance	(4,908)	(12,126)	944	(3,809)
Servicing fee expense	(8,343)	(10,365)	(2,482)	(3,272)
Other income (expense), net	433	(37)	205	(117)
Total other operating (expense) income	(18,675)	(68,429)	573	(5,006)

General and administrative expenses:
Compensation and benefits	4,015	4,583	1,422	1,104
Office administration	4,023	6,734	1,178	2,181
Professional and outside services	5,635	5,686	1,877	1,799
Other appraisal management expenses	9,456	509	3,615	509
Other	589	390	383	20
Total general and administrative expenses	23,718	17,902	8,475	5,613

Loss from continuing operations before income tax	(157,977)	(661,849)	(17,899)	(190,426)
Income tax expense (benefit)	245	(16,753)	116	(17,837)
Loss from continuing operations	(158,222)	(645,096)	(18,015)	(172,589)
Income from discontinued operations, net of income tax	-	22,471	-	29,818
Net loss	(158,222)	(622,625)	(18,015)	(142,771)
Less: Net loss attributable to noncontrolling interests	(1,174)	-	(395)	-
Net loss available to common shareholders	$(157,048)	$(622,625)	$(17,620)	$(142,771)
Basic earnings per share:
Loss from continuing operations available to common
shareholders	$(17.98)	$(70.33)	$(2.29)	$(19.00)
Income from discontinued operations, net of income tax	-	2.41	-	3.19
Net loss available to common shareholders	$(17.98)	$(67.92)	$(2.29)	$(15.81)
Diluted earnings per share:
Loss from continuing operations available to common
shareholders	$(17.98)	$(70.33)	$(2.29)	$(19.00)
Income from discontinued operations, net of income tax	-	2.41	-	3.19
Net loss available to common shareholders	$(17.98)	$(67.92)	$(2.29)	$(15.81)
Weighted average basic shares outstanding	9,368,053	9,337,517	9,638,053	9,337,695
Weighted average diluted shares outstanding	9,368,053	9,337,517	9,638,053	9,337,695

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (unaudited; dollars in thousands)
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Other	Total Shareholders’ Deficit
Balance, January 1, 2009	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$-	$(139)	$(876,773)
Forgiveness of
founder’s notes
receivable	-	-	-	-	-	-	-	52	52
Compensation
recognized under
stock compensation
plans	-	-	-	532	-	-	-	-	532
Accumulating
dividends on
preferred stock	-	-	-	-	(11,361)	-	-	-	(11,361)
Contribution from
noncontrolling
interests	-	-	-	-	-	-	525	-	525
Acquisition of
noncontrolling
interests	-	-	-	-	-	-	1,200	-	1,200
Comprehensive loss:
Net loss	-	-	-	-	(157,048)	-	(1,174)	-	(158,222)
Other
comprehensive loss	-	-	-	-	-	(4,264)	-	-	(4,264)
Total
comprehensive
loss	-	-	-	-	-	-	-	-	(162,486)
Balance, September 30, 2009	$30	$21	$94	$786,811	$(1,840,393)	$4,662	$551	$(87)	$(1,048,311)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; dollars in thousands)
	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(158,222)	$(622,625)
Income from discontinued operations	-	22,471
Loss from continuing operations	(158,222)	(645,096)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Accretion of available-for-sale and trading securities	(21,414)	(35,301)
Interest capitalized on loans held-in-portfolio	(1,550)	(17,957)
Amortization of premiums on mortgage loans	2,774	12,671
Amortization of deferred debt issuance costs	1,026	3,325
Provision for credit losses	211,050	667,638
Impairments on mortgage securities – available-for-sale	1,155	22,897
Fair value adjustments	6,597	20,269
Losses on derivative instruments	4,817	9,480
Compensation recognized under stock compensation plans	532	(39)
Forgiveness of founder’s promissory notes	52	52
Depreciation expense	677	844
Gains on debt extinguishment	-	(6,418)
Changes in:
Accrued interest receivable	2,450	(10,519)
Other assets	(401)	5,820
Due to servicer	23,458	39,483
Accounts payable and other liabilities	(21,588)	(24,692)
Net cash provided by operating activities from continuing operations	51,413	42,457
Net cash used in operating activities from discontinued operations	-	(28,837)
Net cash provided by operating activities	51,413	13,620

Cash flows from investing activities:
Proceeds from paydowns on mortgage securities – available-for-sale	12,030	23,475
Proceeds from paydowns of mortgage securities – trading	4,397	48,605
Proceeds from repayments of mortgage loans – held-in-portfolio	74,426	254,793
Proceeds from sales of assets acquired through foreclosure	86,425	94,719
Cash used to collateralize customer warranties	(273)	-
Purchases of property and equipment	(1,026)	-
Restricted cash proceeds	2,025	3,210
Proceeds from disposal of property and equipment	2	-
Acquisition of business, net of cash acquired	2	(709)
Net cash provided by investing activities from continuing operations	178,008	424,093
Net cash provided by investing activities from discontinued operations	-	2,092
Net cash provided by investing activities	178,008	426,185

Continued

	For the Nine Months Ended
	September 30,
Cash flows from financing activities:	2009	2008
Payments on asset-backed bonds	(239,543)	(400,358)
Net change in short-term borrowings	-	(45,488)
Repurchases of trust preferred debt	-	(550)
Contributions from noncontrolling interests	150	-
Net cash used in financing activities from continuing operations	(239,393)	(446,396)
Net cash used in financing activities from discontinued operations	-	(19)
Net cash used in financing activities	(239,393)	(446,415)
Net decrease in cash and cash equivalents	(9,972)	(6,610)
Cash and cash equivalents, beginning of period	24,790	25,364
Cash and cash equivalents, end of period	$14,818	$18,754

Supplemental Disclosure of Cash Flow Information (unaudited; dollars in thousands)
	For the Nine Months Ended
	September 30,
	2009	2008
Cash paid for interest	$27,846	$89,058
Cash paid for income taxes	347	3,456
Cash received on mortgage securities – available-for-sale with no cost basis	1,861	1,982
Non-cash investing and financing activities:
Assets acquired through foreclosure	99,193	71,653
Preferred stock dividends accrued, not yet paid	11,361	11,536

See notes to condensed consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of and for the period ended September 30, 2009 (Unaudited)

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

Effective August 1, 2008, the Company acquired a 75% interest in StreetLinks National Appraisal Services, LLC (StreetLinks), a residential mortgage appraisal company, for an initial cash purchase price of $750,000 plus future payments contingent upon StreetLinks reaching certain earnings targets. Results of operations from August 1, 2008 forward are included in the consolidated statement of operations. Simultaneously with the acquisition, the Company transferred ownership of 5% of StreetLinks to the Chief Executive Officer of StreetLinks. Subsequent to September 30, 2009, the Company contributed capital to StreetLinks and increased its ownership to 88%.

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

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates. In accordance with Subsequent Event guidance, the Company evaluated all events or transactions that occurred after September 30, 2009 through November 12, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or nonrecognizable subsequent events.

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

The Company’s condensed consolidated financial statements as of September 30, 2009 and for the nine and three months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Going Concern Considerations - As of September 30, 2009, the Company’s total liabilities exceeded its total assets under GAAP, resulting in a shareholders’ deficit. The Company’s losses, negative cash flows, shareholders’ deficit, and lack of significant operations raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, may not realize its assets and discharge its liabilities in the normal course of business. There is no assurance that cash flows will be sufficient to meet the Company’s obligations. The Company’s condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Current Liquidity and Near-Term Obligations - As of November 12, 2009, the Company had approximately $18.6 million in available cash on hand (including restricted cash of $4.3 million). In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its trust preferred securities and intends to make payments in legal/lease obligations related to its discontinued lending and servicing operations. The Company’s current projections indicate sufficient available cash and cash flows from its mortgage securities to meet these payment needs. However, the cash flow from the Company’s mortgage securities is volatile and uncertain in nature, and the amounts the Company receives could vary materially from its projections. Therefore, no assurances can be given that the Company will be able to meet its cash flow needs, in which case it may seek protection under applicable bankruptcy laws.

Cash flows from mortgage loans – held-in-portfolio are used to repay the asset-backed bonds secured by mortgage loans and are not available to pay the Company’s other debts, the asset-backed bonds are obligations of the securitization trusts and will be repaid using collections of the securitized assets. The trusts have no recourse to the Company’s other, unsecuritized assets.

Business Plan - The Company continues to develop its operating entities, StreetLinks and Advent, and to increase their production and revenue. The Company will continue to focus on minimizing losses, preserving liquidity, and exploring new operating company opportunities.

Note 2. New Accounting Pronouncements

Accounting Pronouncements Adopted in 2009

Accounting standards codification - In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

Accounting Pronouncements Not Yet Adopted

Consolidation of variable interest entities - In June 2009, the FASB issued variable interest entity guidance, which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of the previous guidance, as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the previous guidance. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that this guidance will have on its financial condition and results of operation upon adoption.

Accounting for transfers of financial assets - In June 2009, the FASB issued guidance relating to the transfers of financial assets. This guidance amends the derecognition accounting and disclosure requirements of previous guidance. It also eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that this guidance will have on its financial condition and results of operation upon adoption.

Note 3. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008
Mortgage loans – held-in-portfolio:
Outstanding principal	$2,117,984	$2,529,791
Net unamortized deferred origination costs	16,273	19,048
Amortized cost	2,134,257	2,548,839
Allowance for credit losses	(746,702)	(776,001)
Mortgage loans – held-in-portfolio	$1,387,555	$1,772,838
Weighted average coupon	7.11%	8.00%

Mortgage loans held-in-portfolio consist of loans that the Company has securitized in structures that are accounted for as financings. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under the “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” guidance. See below for details of the Company’s securitization transactions structured as financings.

At inception the NHES 2006-1 and NHES 2006-MTA1 securitizations did not meet the qualifying special purpose entity criteria necessary for derecognition because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company had the unilateral ability to repurchase a limited number of loans back from the trusts. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk.

Accordingly, the loans in these securitizations remain on the balance sheet as “Mortgage loans – held-in-portfolio”. Given this treatment, retained interests are not created, and securitization bond financing is reflected on the balance sheet as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Mortgage loans – held-in-portfolio are serviced by a third party entity. During the nine months ended September 30, 2009, the servicer modified loans totaling $210.0 million in principal with weighted-average interest rates of 8.41% and 4.75% before and after modification, respectively. During the three months ended September 30, 2009, the servicer modified loans totaling $24.9 million in principal with weighted-average interest rates of 8.40% and 4.16% before and after modification, respectively. Generally, the modifications are offered to borrowers experiencing financial difficulties and serve to reduce monthly payments and defer unpaid interest. The Company’s estimates for the allowance for loan losses and related provision include the projected impact of the modified loans.

At September 30, 2009 all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the nine and three months ended September 30, 2009 and 2008, respectively (dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance, beginning of period	$776,001	$230,138	$810,274	$616,690
Provision for credit losses	211,050	667,638	42,062	206,202
Charge-offs, net of recoveries	(240,349)	(105,870)	(105,634)	(30,986)
Balance, end of period	$746,702	$791,906	$746,702	$791,906

The FASB Staff Position, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“VIE Guidance”), which was adopted by the Company on December 31, 2008, provides the disclosure requirements for transactions with VIEs or special purpose entities and transfers of financial assets in securitizations or asset-backed financing arrangements. Under the VIE Guidance, the Company is required to disclose information for consolidated VIEs, for VIEs in which the Company is the sponsor as defined below or is a significant variable interest holder (“Sponsor/Significant VIH”) and for VIEs that are established for securitizations and asset-backed financing arrangements. The VIE Guidance has expanded the population of VIEs for which disclosure is required.

The Company has defined “sponsor” to include all transactions where the Company has transferred assets to a VIE and/or structured the VIE, regardless of whether or not the asset transfer has met the sale conditions in the previous FASB guidance. The Company discloses all instances where continued involvement with the assets exposes it to potential economic gain/(loss), regardless of whether or not that continued involvement is considered to be a variable interest in the VIE.

The Company’s only continued involvement, relating to these transactions, is retaining interests in the VIEs.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Securitization transactions. For the purposes of this disclosure, securitization transactions include transactions where the Company transferred mortgage loans and accounted for the transfer as a sale. This category includes both QSPEs and non-QSPEs and is reflected in the securitization section of this Note. QSPEs are commonly used by the Company in securitization transactions as described below. In accordance with VIE Guidance, the Company does not consolidate QSPEs.

Mortgage Loan VIEs. The Company consolidates securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by the previous FASB guidance. The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under the previous FASB guidance and related interpretations because after the loans were securitized the securitization trusts was able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remains the same. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under the previous FASB guidance and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. These transactions could continue to fail QSPE status and require consolidation and related disclosures. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. Therefore, these mortgage loans have been pledged to the bondholders in the VIEs, and these assets are included in the assets pledged balance reported within this footnote. The beneficial interest holders in these VIEs have no recourse to the general credit of the Company; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

Collateralized Debt Obligations (“CDO”). In the first quarter of 2007, the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under the accounting guidance. This securitization did not meet the qualifying special purpose entity criteria under the accounting guidance. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. The Company is not the primary beneficiary in this transaction.

Transactions with these VIEs are reflected in the Sponsor/Significant VIH table in instances where the Company has not transferred the assets to the VIE or in the tables where the Company has transferred assets and has accounted for the transfer as a sale.

Variable Interest Entities

The VIE Guidance requires an entity to consolidate a VIE if that entity holds a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. VIEs are reassessed for consolidation when reconsideration events occur. Reconsideration events include, changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE.

There were no material reconsideration events during the period.

The table below provides the disclosure information required by the VIE guidance for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany
		Eliminations		Liabilities After
				Intercompany	Recourse to the
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	Eliminations	Company (B)
September 30, 2009
Mortgage Loan VIEs(C)	$1,554,109	$-	$1,545,793	$2,539,598	$-
CDO(D)	1,517	-	1,513	1,513	-
December 31, 2008
Mortgage Loan VIEs(C)	$1,930,063	$-	$1,920,610	$2,730,280	$-
CDO(D)	7,435	-	7,035	8,557	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.

(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.

(C)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage loans.

(D)	For the CDO, assets are primarily recorded in Mortgage securities – trading and liabilities are recorded in Asset-backed bonds secured by mortgage securities.

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal	Assets on	Liabilities	Maximum	Year to	Year to
	Outstanding	Balance	on Balance	Exposure to	Date Loss	Date Cash
	(A)	Sheet	Sheet	Loss(B)	on Sale	Flows
September 30, 2009
Residential mortgage
loans(C)	$7,039,707	$7,096	$-	$7,096	$-	$13,401
December 31, 2008
Residential mortgage
loans(C)	$8,121,668	$15,919	$-	$15,919	$-	$58,891

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.

(B)	The maximum exposure to loss includes the following: the assets held by the Company – including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

(C)	For residential mortgage loans QSPEs, assets on balance sheet are primarily securities issued by the entity and are recorded in Mortgage securities-available-for-sale and Mortgage securities-trading.

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

Retained interests are recorded in the Condensed Consolidated Balance Sheets at fair value. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as mortgage securities – trading, with changes in fair value recorded in the Condensed Consolidated Statements of Operations, or as mortgage securities – available-for-sale, with changes in fair value included in accumulated other comprehensive income.

Retained interests are reviewed periodically for impairment. Retained interests in securitized assets held as available-for-sale and trading were approximately $7.1 million and $13.5 million at September 30, 2009 and December 31, 2008, respectively. The retained interests consisted of $6.9 million of residual interests and $0.2 million of retained subordinated interests as of September 30, 2009.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by the Company as of September 30, 2009 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$6,923
Weighted average life (in years)	3.67
Weighted average prepayment speed assumption (CPR) (percent)	17.5
Fair value after a 10% increase in prepayment speed	$6,414
Fair value after a 25% increase in prepayment speed	$5,722
Weighted average expected annual credit losses (percent of current collateral balance)	25.8
Fair value after a 10% increase in annual credit losses	$6,094
Fair value after a 25% increase in annual credit losses	$5,644
Weighted average residual cash flows discount rate (percent)	25.0
Fair value after a 500 basis point increase in discount rate	$6,676
Fair value after a 1000 basis point increase in discount rate	$6,447
Market interest rates:
Fair value after a 100 basis point increase in market rates	$4,073
Fair value after a 200 basis point increase in market rates	$2,583

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

Note 4. Mortgage Securities – Available-for-Sale

As of September 30, 2009, and December 31, 2008, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading as a result of the Company’s adoption of Accounting for Certain Hybrid Financial Instruments an amendment of previous FASB guidance on January 1, 2007. As a result, the NMFT Series 2007-2, residual security qualifies for the scope exception concerning bifurcation provided by the new guidance. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of September 30, 2009 and December 31, 2008 (dollars in thousands):

			Unrealized Losses
		Unrealized	Less Than Twelve	Estimated Fair	Average
	Cost Basis	Gain	Months	Value	Yield (A)
As of September 30, 2009	$2,007	$4,662	$-	$6,669	243.0%
As of December 31, 2008	$3,771	$9,017	$-	$12,788	38.2%

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the nine and three months ended September 30, 2009 and 2008, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $1.2 million and $0.7 million during the nine and three months ended September 30, 2009, respectively, as compared to $22.9 million and $1.7 million during the same periods of 2008.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

Note 5. Mortgage Securities – Trading

As of September 30, 2009 and December 31, 2008, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted broker prices. Refer to Note 9 for a description of the valuation methods as of September 30, 2009 and December 31, 2008.

The following table summarizes the Company’s mortgage securities – trading as of September 30, 2009 and December 31, 2008 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of September 30, 2009
Subordinated securities pledged to CDO	$332,489	$145,086	$1,055
Other subordinated securities	102,625	28,358	116
Residual securities	-	408	254
Total	$435,114	$173,852	$1,425	6.45%

As of December 31, 2008	$435,114	$433,968	$7,085	9.55%

(A)	Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $11.3 million and $1.6 million for the nine and three months ended September 30, 2009, respectively as compared to net trading losses of $78.6 million and $3.7 million for the same periods of 2008. These net trading losses are included in the fair value adjustments line on the Company’s condensed consolidated statements of operations.

There were no trading securities pledged as collateral as of September 30, 2009 and December 31, 2008.

Note 6. Borrowings

Junior Subordinated Debentures

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.7 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. NFI has guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

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

Note 7. Commitments and Contingencies

Litigation.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against the Company in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that the Company maintains corporate policies of not making loans on Indian reservations, on dwellings used for adult foster care or on rowhouses in Baltimore, Maryland in violation of the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, the Company responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. On March 31, 2008 that motion was denied by the Court. In October 2009 the Company reached a settlement to this claim which did not significantly impact the Company’s financial statements.

At this time, the Company does not believe that an adverse ruling against the Company is probable for the following claims and as such no amounts have been accrued in the consolidated financial statements.

In February 2007, a number of substantially similar putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s former and current executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims. On June 4, 2008, the District Court dismissed the plaintiffs’ complaints without leave to amend. The plaintiffs filed an appeal of the District Court’s ruling. On September 1, 2009 the United States Court of Appeals for the Eight Circuit affirmed the judgment of the District Court.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009 the Company filed a motion to dismiss the plaintiff’s claims. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

Note 8. Comprehensive Income

The following is a rollforward of accumulated other comprehensive income for the nine and three months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net loss	$(158,222)	$(622,625)	$(18,015)	$(142,771)
Other comprehensive (loss) income:
Change in unrealized loss on mortgage securities –
available-for-sale	(5,511)	(21,443)	(3,446)	(879)
Change in unrealized gain (loss) on derivative instruments
used in cash flow hedges	8	(1,059)	-	88
Impairment on mortgage securities - available-for-sale
reclassified to earnings	1,155	22,897	702	1,669
Net settlements of derivative instruments used in cash flow
hedges reclassified to earnings	84	1,988	-	633
Other comprehensive (loss) income	(4,264)	2,383	(2,744)	1,511
Total comprehensive loss	(162,486)	(620,242)	(20,759)	(141,260)
Comprehensive loss attributable to noncontrolling
interests	1,174	-	395	-
Total comprehensive loss attributable to NovaStar
Financial, Inc.	$(161,312)	$(620,242)	$(20,364)	$(141,260)

Note 9. Fair Value Accounting

Fair Value Measurements

The FASB pronouncement, Fair Value Measurements, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair Value Measurements, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other
	Fair Value at	Markets for	Observable	Significant
	September 30,	Identical Assets	Inputs	Unobservable
Description	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Mortgage securities -trading	$1,425	$-	$-	$1,425
Mortgage securities – available-for-sale	6,669	-	-	6,669
Total assets	$8,094	$-	$-	$8,094

Liabilities:
Asset-backed bonds secured by mortgage
securities	$1,063	$-	$-	$1,063
Derivative instruments, net	2,394	-	2,394	-
Total liabilities	$3,457	$-	$2,394	$1,063

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$7,085	$-	$-	$7,085
Mortgage securities – available-for-sale	12,788	-	-	12,788
Total assets	$19,873	$-	$-	$19,873

Liabilities:
Asset-backed bonds secured by mortgage
securities	$5,376	$-	$-	$5,376
Derivative instruments, net	9,102	-	9,102	-
Total liabilities	$14,478	$-	$9,102	$5,376

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2009 and 2008 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities -
trading
Accretion of income	9,992	-	9,992
Proceeds from paydowns of securities	(4,397)	-	(4,397)
Other than temporary impairments	(265,711)	265,711	-
Mark-to-market value adjustment	-	(11,255)	(11,255)
Net (decrease) increase to mortgage securities -
trading	(260,116)	254,456	(5,660)
As of September 30, 2009	$173,852	$(172,427)	$1,425

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities -
trading
Securities transferred from Level 2 to Level 3	414,080	(395,359)	18,721
Accretion of income	11,259	-	11,259
Proceeds from paydowns of securities	(34,859)	-	(34,859)
Mark-to-market value adjustment	-	(4,881)	(4,881)
Net (decrease) increase to mortgage securities -
trading	390,480	(400,240)	(9,760)
As of September 30, 2008	$431,755	$(416,774)	$14,981

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of June 30, 2009	$402,192	$(399,747)	$2,445
Increases (decreases) to mortgage securities -
trading
Accretion of income	1,292	-	1,292
Proceeds from paydowns of securities	(762)	-	(762)
Other than temporary impairments	(228,870)	228,870	-
Mark-to-market value adjustment	-	(1,550)	(1,550)
Net (decrease) increase to mortgage securities -
trading	(228,340)	227,320	(1,020)
As of September 30, 2009	$173,852	$(172,427)	$1,425

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of June 30, 2008	$24,228	$(17,675)	$6,553
Increases (decreases) to mortgage securities -
trading
Securities transferred from Level 2 to Level 3	414,080	(395,359)	18,721
Accretion of income	6,619	-	6,619
Proceeds from paydowns of securities	(13,172)	-	(13,172)
Mark-to-market value adjustment	-	(3,740)	(3,740)
Net (decrease) increase to mortgage securities -
trading	407,527	(399,099)	8,428
As of September 30, 2008	$431,755	$(416,774)	$14,981

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2009 and 2008 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	11,421	-	11,421
Proceeds from paydowns of securities (A) (B)	(12,030)	-	(12,030)
Impairment on mortgage securities – available-
for-sale	(1,155)		(1,155)
Mark-to-market value adjustment	-	(4,355)	(4,355)
Net (decrease) increase to mortgage securities –
available-for-sale	(1,764)	(4,355)	(6,119)
As of September 30, 2009	$2,007	$4,662	$6,669

(A)	Cash received on mortgage securities with no cost basis was $1.9 million for the nine months ended September 30, 2009.

(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of September 30, 2009, the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining cost basis.

			Estimated Fair
			Value of
		Unrealized Gain	Mortgage
	Cost Basis	(Loss)	Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	5,976	-	5,976
Proceeds from paydowns of securities (A) (B)	(10,992)	-	(10,992)
Impairment on mortgage securities – available-
for-sale	(22,897)	-	(22,897)
Mark-to-market value adjustment	-	1,454	1,454
Net (decrease) increase to mortgage securities –
available-for-sale	(27,913)	1,454	(26,459)
As of September 30, 2008	$5,389	$1,523	$6,912

(A)	Cash received on mortgage securities with no cost basis was $2.0 million for the nine months ended September 30, 2008.

(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of September 30, 2008, the Company had no receivable due from securitization trusts. As of December 31, 2007 the Company had receivables from securitization trusts of $12.5 million related to mortgage securities available-for-sale with a remaining cost basis.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of June 30, 2009	$2,314	$7,405	$9,719
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	3,445	-	3,445
Proceeds from paydowns of securities (A)	(3,049)	-	(3,049)
Impairment on mortgage securities – available-
for-sale	(703)		(703)
Mark-to-market value adjustment	-	(2,743)	(2,743)
Net (decrease) increase to mortgage securities –
available-for-sale	(307)	(2,743)	(3,050)
As of September 30, 2009	$2,007	$4,662	$6,669

(A)	Cash received on mortgage securities with no cost basis was $0.7 million for the three months ended September 30, 2009.

			Estimated Fair
			Value of
		Unrealized Gain	Mortgage
	Cost Basis	(Loss)	Securities
As of June 30, 2008	$8,434	$733	$9,167
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	2,617	-	2,617
Proceeds from paydowns of securities (A)	(3,994)	-	(3,994)
Impairment on mortgage securities – available-
for-sale	(1,668)	-	(1,668)
Mark-to-market value adjustment	-	790	790
Net (decrease) increase to mortgage securities –
available-for-sale	(3,045)	790	(2,255)
As of September 30, 2008	$5,389	$1,523	$6,912

(A)	Cash received on mortgage securities with no cost basis was $0.5 million for the three months ended September 30, 2008.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Real Estate	Identical Assets	Observable	Unobservable
Fair Value at	Owned	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
September 30, 2009	$83,573	$-	$-	$83,573
December 31, 2008	70,480	-	-	70,480

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

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2009 and 2008 from the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value		Fair Value
		Adjustments For		Adjustments For
		the Nine Months		the Three Months
		Ended September		Ended September
		30		30
	Fair Value
Asset or Liability	Measurement					Statement of Operations Line
Measured at Fair Value	Frequency	2009	2008	2009	2008	Item Impacted
Mortgage securities -
trading	Recurring	$(11,255)	$(78,607)	$(1,550)	$(3,741)	Fair value adjustments
Mortgage securities –						Impairment on mortgage
available-for-sale	Recurring	(1,155)	(22,897)	(703)	(1,668)	securities – available-for-sale
Real estate owned	Nonrecurring	(9,164)	(7,831)	-	(6,013)	Provision for credit losses
Derivative instruments,						(Losses) gains on derivative
net	Recurring	5,124	2,343	2,345	4,793	instruments
Asset-backed bonds
secured by mortgage
securities	Recurring	4,658	58,338	1,153	6,141	Fair value adjustments
Total fair value losses		$(11,792)	$(48,654)	$1,245	$(488)

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

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization and resecuritization transactions which include residual securities. The Company had no subordinated securities included within the mortgage securities – available-for-sale classification as of September 30, 2009 or December 31, 2008. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other-than-temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.

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

Asset-backed bonds secured by mortgage securities. See discussion under “Fair Value Option for Financial Assets and Financial Liabilities.

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets.

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for the asset-backed bonds issued from the CDO, which the Company closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the condensed consolidated balance sheets. The Company recognized fair value adjustments of $4.7 million and $1.2 million for the nine and three months ended September 30, 2009, respectively, and $58.3 million and $6.1 million for the same periods in 2008, respectively, which is included in the “Fair value adjustments” line item on the condensed consolidated statements of operations. A significant majority of the change in the asset-backed bonds balance is due to the fair value adjustments since adoption of the guidance.

The Company has not elected fair value accounting for any other balance sheet items as allowed by the guidance from Fair Value Option for Financial Assets and Financial Liabilities.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	Asset-Backed
	Bonds Secured by
	Mortgage	Year to Date Gain
Unpaid Principal Balance as of	Securities	Recognized		Fair Value
September 30, 2009	$323,869	$4,658		$1,063
December 31, 2008	324,243	58,337	(A)	5,376

(A)	For the nine months ended September 30, 2008.

Substantially all of the $4.7 million change in fair value of the asset-backed bonds during the nine months ended September 30, 2009 is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by spreads widening in the asset-backed securities market during the nine months ended September 30, 2009.

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

The derivative instruments used by the Company to manage this risk are interest rate caps and interest rate swaps. Interest rate caps are contracts in which the Company pays either an upfront premium or monthly or quarterly premium to a counterparty. In return, the Company receives payments from the counterparty when interest rates rise above a certain rate specified in the contract. During the nine and three months ended September 30, 2009, premiums paid pursuant to interest rate cap agreements related to continuing operations aggregated approximately $54,000 and $16,000, respectively, as compared to $0.3 and $0.1 million for the same periods in 2008. When premiums are financed by the Company, a liability is recorded for the premium obligation. Premiums due to counterparties as of September 30, 2009 and December 31, 2008 were approximately $11,000 and $0.1 million, respectively, and had a weighted average interest rate of 4.5% and 3.9%, respectively. The future contractual maturities of premiums due to counterparties as of September 30, 2009 are all due during 2009. There are no future contractual maturities premiums due in 2010 or thereafter. The interest rate swap agreements to which the Company is party stipulate that the Company pay a fixed rate of interest to the counterparty and the counterparty pays the company a variable rate of interest based on the notional amount of the contract. The liabilities that the Company hedges are asset-backed bonds as discussed in Note 3.

The Company also has derivative instruments that do not meet the requirements for hedge accounting. However, these derivative instruments do contribute to the Company’s overall risk management strategy by serving to reduce interest rate risk on asset-backed bonds collateralized by the Company’s loans held-in-portfolio.

The following tables present derivative instruments as of September 30, 2009 and December 31, 2008 (dollars in thousands):

			Maximum
			Days to
	Notional Amount	Fair Value	Maturity
As of September 30, 2009:
Non-hedge derivative instruments	$230,000	$(2,394)	117

As of December 31, 2008:
Non-hedge derivative instruments	$461,500	$(9,034)	390
Cash flow hedge derivative instruments	40,000	(68)	25

The Company recognized net expense of $2.0 and $0.6 million during the nine and three months ended September 30, 2008 on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense. There was no expense recorded relating to derivative instruments qualifying as cash flow hedges during the nine and three months ended September 30, 2009

During the three months ended September 30, 2009 and 2008, respectively, hedge ineffectiveness was insignificant.

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

Note 11. Income Taxes

Based on the evidence available as of September 30, 2009 and December 31, 2008, including the significant pre-tax losses incurred by the Company in 2008 and the second quarter of 2009, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on these conclusions, the Company recorded a valuation allowance against its entire net deferred tax assets as of September 30, 2009 and December 31, 2008.

The Company recognizes tax benefits in accordance with the FASB interpretation, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement, Accounting for Income Taxes. This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of September 30, 2009 and December 31, 2008, the total gross amount of unrecognized tax benefits was $1.1 million and $0.5 million, respectively. The increase of $0.6 million is attributed to filing positions taken on recently filed returns.

Note 12. Segment Reporting

As of September 30, 2009, the Company reviews, manages and operates its business in one segment: portfolio management. Portfolio management operating results come from the income generated on the mortgage assets and operating business the Company manages less associated costs. The portfolio management segment’s operating results for the nine and three months ended September 30, 2009 and 2008 are the same as the Company’s condensed consolidated statements of operations.

Note 13. Earnings Per Share

The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Nine Months Ended		For the Three Months
	September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(158,222)	$(645,096)	$(18,015)	$(172,589)
Less loss attributable to noncontrolling interests	(1,174)	-	(395)	-
Dividends on preferred shares	(11,361)	(11,536)	(3,880)	(4,879)
Loss from continuing operations available to
common shareholders	(168,409)	(656,632)	(21,500)	(177,468)
Income from discontinued operations, net of income tax	-	22,471	-	29,818
Net loss available to common shareholders	$(168,409)	$(634,161)	$(21,500)	$(147,650)

Denominator:
Weighted average common shares outstanding –
basic and diluted	9,368,053	9,337,517	9,368,053	9,337,695

Basic earnings per share:
Loss from continuing operations	$(16.89)	$(69.09)	$(1.92)	$(18.48)
Less loss attributable to noncontrolling interests	(0.12)	-	(0.04)	-
Dividends on preferred shares	(1.21)	(1.24)	(0.41)	(0.52)
Loss from continuing operations available to
common shareholders	(17.98)	(70.33)	(2.29)	(19.00)
Income from discontinued operations, net of income tax	-	2.41	-	3.19
Net loss available to common shareholders	$(17.98)	$(67.92)	$(2.29)	$(15.81)

Diluted earnings per share:
Loss from continuing operations	$(16.89)	$(69.09)	$(1.92)	$(18.48)
Less loss attributable to noncontrolling interests	(0.12)	-	(0.04)	-
Dividends on preferred shares	(1.21)	(1.24)	(0.41)	(0.52)
Loss from continuing operations available to
common shareholders	(17.98)	(70.33)	(2.29)	(19.00)
Income from discontinued operations, net of income
tax	-	2.41	-	3.19
Net loss available to common shareholders	$(17.98)	$(67.92)	$(2.29)	$(15.81)

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

	For the Nine Months Ended		For the Three Months
	September 30,		Ended September 30,
	2009	2008	2009	2008
Number of stock options	114	185	114	185
Weighted average exercise price	$52.98	$53.26	$52.98	$53.26

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	As of September 30, 2009		As of December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$14,818	$14,818	$24,790	$24,790
Restricted cash	4,294	4,111	6,046	5,595
Mortgage loans - held-in-portfolio	1,387,555	1,248,800	1,772,838	1,772,838
Mortgage securities - trading	1,425	1,425	7,085	7,085
Mortgage securities - available-for-sale	6,669	6,669	12,788	12,788
Accrued interest receivable	74,842	74,842	77,292	77,292
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage
loans	2,361,588	1,406,208	2,599,351	1,772,838
Asset-backed bonds secured by mortgage
securities	1,063	1,063	5,376	5,376
Junior subordinated debentures	77,692	6,215	77,323	6,248
Accrued interest payable	1,007	1,007	10,242	10,242
Derivative instruments:
Interest rate swap agreements	2,394	2,394	9,302	9,302

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage loans – held-in-portfolio – The fair value of mortgage loans – held-in-portfolio was estimated using the carrying value less a market discount as of September 30, 2009. The internal rate of return is less than what an outside investor would require due to the embedded credit risk, therefore a market discount is required to get to the fair value. The fair value of mortgage loans – held-in-portfolio approximated its carrying value at December 31, 2008.

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

Asset-backed bonds secured by mortgage loans – The fair value of asset-backed bonds secured by mortgage loans and the related accrued interest payable was estimated using the fair value of mortgage loans – held-in-portfolio at September 30, 2009 as the trusts have no recourse to the Company’s other, unsecuritized assets.

Asset-backed bonds secured by mortgage securities –The fair value of asset-backed bonds secured by mortgage securities and the related accrued interest payable is approximated using quoted market prices.

Junior subordinated debentures – The fair value of junior subordinated debentures is estimated using the price from the repurchase transaction that the Company completed during 2008 as it is greater than an estimate of discounting future projected cash flows using a discount rate commensurate with the risks involved.

Accrued interest payable – The fair value of accrued interest payable approximates its carrying value.

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

The Company’s condensed consolidated financial statements as of September 30, 2009 and for the nine and three months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Going Concern Considerations - As of September 30, 2009, the Company’s total liabilities exceeded its total assets under GAAP, resulting in a shareholders’ deficit. The Company’s losses, negative cash flows, shareholders’ deficit, and lack of significant operations raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, may not realize its assets and discharge its liabilities in the normal course of business. There is no assurance that cash flows will be sufficient to meet the Company’s obligations. The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Impact of Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2009

Accounting standards codification - In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

Accounting Pronouncements Not Yet Adopted

Consolidation of variable interest entities - In June 2009, the FASB issued variable interest entity guidance, which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of the previous guidance, as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the previous guidance. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that this guidance will have on its financial condition and results of operation upon adoption.

Accounting for transfers of financial assets - In June 2009, the FASB issued guidance relating to the transfers of financial assets. This guidance amends the derecognition accounting and disclosure requirements of previous guidance. It also eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is continuing to evaluate the impact that this guidance will have on its financial condition and results of operation upon adoption.

Strategy - Management is focused on building the operations of StreetLinks and Advent. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash. Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model.

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

Table 1 —Key Performance Metrics
(dollars in thousands; except per share amounts)

	September 30,	December 31,
	2009	2008
Cash and cash equivalents, including restricted cash	$19,112	$30,836

	For the Nine Months Ended
	September 30,
	2009	2008
Net loss available to common shareholders, per diluted share	$(17.98)	$(67.92)

Liquidity – During the nine months ended September 30, 2009, we received $16.4 million in cash on our securities portfolio. We received $20.8 million in cash relating to appraisal fee income. We used cash to repay interest on borrowings, pay for current operating and administrative costs, invest in StreetLinks and Advent and pay for costs related to our legacy mortgage lending and servicing operations. As of September 30, 2009, we had $19.1 million in cash, cash equivalents and restricted cash, a decrease of $11.7 million from December 31, 2008. As of November 12, 2009, we have $18.6 million in cash and cash equivalents (including restricted cash of $4.3 million). See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As part of our near-term future strategy, we are focused on building our operating businesses, minimizing losses, preserving liquidity and, if and when cash is available, investing in opportunities that can contribute positively to our liquidity position. Our mortgage securities are a primary source of new cash flows. Based on the current projections, the cash flows from our mortgage securities will continue to decrease in the next several months as the underlying mortgage loans are repaid and could be significantly less than the current projections if future market conditions are not as projected. While StreetLinks is generating significant revenues, it is using all cash generated in building its infrastructure to sustain growth and is not profitable. We have significant outstanding obligations under our subordinated debt agreements. Our liquidity consists solely of cash and cash equivalents.

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

Financial Condition as of September 30, 2009 as Compared to December 31, 2008

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from September 30, 2009 and December 31, 2008.

Cash and Cash Equivalents. See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Loans - Held-in-Portfolio. Mortgage loans – held-in-portfolio consist of subprime mortgage loans which have been securitized and are owned by three separate trusts – NHES 2006-1, NHES 2006MTA-1 and NHES 2007-1. We consolidate these trusts for GAAP reporting.

The mortgage loans – held-in-portfolio balance has declined as their value has decreased significantly. The value is dependent largely in part on their credit quality and the borrowers’ repayment performance. The credit quality of the portfolio continues to worsen and borrowers’ repayment performance continues to be poor. Specifically, during recent months, the loss severity rate on foreclosed and liquidated loans has increased. Therefore, we continue to increase the allowance for losses as a percentage of loan principal. The allowance has decreased from $776.0 as of December 31, 2008 to $746.7 million as of September 30, 2009 due to the loan principal balances declining by a greater amount which was mainly due to borrower repayments and foreclosures. Additionally, the balance of mortgage loans – held-in-portfolio has decreased due to regular borrower repayments. During the nine months ended September 30, 2009 the trusts received repayments of the mortgage loans totaling $74.4 million. These balances will continue to decline either through normal borrower repayments or through continued devaluation as delinquencies, foreclosures and losses occur.

Mortgage loans – held-in-portfolio are serviced by a third party entity. During the nine months ended September 30, 2009, the servicer modified loans totaling $210.0 million in principal with weighted-average interest rates of 8.41% and 4.75% before and after modification, respectively. Generally, the modifications are offered to borrowers experiencing financial difficulties and serve to reduce monthly payments and/or defer unpaid interest. The Company’s estimates for the allowance for loan losses and related provision include the projected impact of the modified loans.

As discussed under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, these assets have no economic benefit to us and we have no control over these assets. We have also provided the assets and liabilities of the trusts on a separate and combined basis.

Mortgage Securities – Trading and Available-for-Sale. During the nine months ended September 30, 2009, the value of the securities continued to decline as the estimated future cash flow from the securities is decreasing. The decrease is attributable largely to the continued poor credit quality and repayment performance of the mortgage loans underlying these securities. In general, the default rate on the underlying loans has increased dramatically over the past two years. Defaults are the result of national economic conditions that have led to job losses, severe declines in housing prices and the inability for credit-challenged individuals to refinance mortgage loans. In many cases, the securities we own have ceased to generate cash flow and, for the securities generating cash, we expect cash flow to continue to decline. We have consistently written the value of our securities down over the past two years and will likely continue to write them down as their economic value declines.

The following tables provide details of our mortgage securities.

Table 2 — Values of Individual Mortgage Securities – Available-for-Sale
(dollars in thousands)
	September 30, 2009				December 31, 2008
			Constant	Expected			Constant	Expected
Securitization	Estimated	Discount	Pre-payment	Credit	Estimated	Discount	Pre-payment	Credit
Trust (A)	Fair Value	Rate	Rate	Losses	Fair Value	Rate	Rate	Losses
NMFT Series :
2002-3	$1,253	25%	17%	0.8%	$2,041	25%	16%	0.8%
2003-1	3,910	25	14	2.1	5,108	25	13	2.0
2003-2	552	25	12	1.9	2,272	25	12	1.9
2003-3	908	25	11	2.6	2,402	25	12	2.7
2003-4	-	25	13	2.7	1	25	13	2.7
2004-1	-	25	15	3.5	16	25	15	3.4
2004-2	-	25	14	3.7	27	25	14	3.5
2004-3	-	25	15	4.7	73	25	15	4.4
2004-4	-	25	16	4.7	11	25	16	4.3
2005-1	-	25	17	6.9	-	25	17	6.2
2005-2	-	25	15	7.9	-	25	16	7.0
2005-3	-	25	16	10.7	-	25	17	9.3
2005-4	-	25	18	13.7	3	25	18	11.5
2006-2	-	25	20	20.5	73	25	19	17.0
2006-3	-	25	20	23.5	125	25	20	19.8
2006-4	-	25	20	23.6	136	25	20	20.0
2006-5	3	25	20	27.9	214	25	20	24.0
2006-6	43	25	19	28.7	286	25	19	24.4
Total	$6,669				$12,788

(A)	We established the trust upon securitization of the underlying loans, which generally were originated by us.

Table 3 — Mortgage Securities - Trading
(dollars in thousands)
As of September 30, 2009
		Amortized Cost		Number of	Weighted
S&P Rating	Original Face	Basis	Fair Value	Securities	Average Yield
Subordinated Securities:
Non-investment Grade (B)	$435,114	173,444	1,171	89	2.43%
Residual Securities:
Unrated	59,500	408	254	1	25.00
Total	$494,614	$173,852	$1,425	90	6.45%

As of December 31, 2008
Subordinated Securities:
Investment Grade (A)	$12,505	$11,891	$833	3	6.25%
Non-investment Grade (B)	422,609	406,125	5,547	87	8.08
Total Subordinated Securities	435,114	418,016	6,380	90	7.84
Residual Securities:
Unrated	59,500	15,952	705	1	25.00
Total	$494,614	$433,968	$7,085	91	9.55%

(A)	Investment grade includes all securities with S&P ratings above BB+.

(B)	Non-investment grade includes all securities with S&P ratings below BBB-.

We re-securitized, by way of a CDO, some of the mortgage securities – trading we owned in the first quarter of 2007. We retained a residual interest in the CDO. However, due to the poor performance of the securities within the CDO, our residual interest in the CDO is not providing any cash flow to us and has no value. As discussed under the heading “Assets and Liabilities of Consolidated Securitization Trusts”, the assets in the CDO have no economic benefit to us and we have no control over these assets. We have also provided the assets and liabilities of the trusts on a separate and combined basis.

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

Accrued Interest Receivable. Accrued interest receivable includes the interest due from individual borrowers to the trusts who own the mortgage loans – held-in-portfolio. For all mortgage loans that do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes 90 days delinquent. For mortgage loans that do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible. Management generally deems all of the accrued interest on loans with mortgage interest to be collectible. The quantity of delinquent loans has significantly increased, as a percent of total loans outstanding, from December 31, 2008 to September 30, 2009. Therefore, the amount of accrued interest has also increased. Over the long term, the amount of accrued interest receivable will decrease as the mortgage loans owned by the consolidated trusts decline.

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

Stockholders’ Deficit. As of September 30, 2009 our total liabilities exceeded our total assets under GAAP by $1.0 billion.

The liabilities of the securitization trusts exceed the assets of those trusts as of September 30, 2009 and December 31, 2008 by $1.0 billion and $932.1 million, respectively. These amounts do not include any adjustments for intercompany eliminations, see Table 9 for further detail. The severe devaluation of the mortgage assets, as discussed in the respective categories above, has resulted in the significant deficit of these trusts. The assets and liabilities of these trusts are consolidated under GAAP. Due to the significant impact to our financial statements of these trusts, we have also provided the assets and liabilities of the trusts on a separate and combined basis under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

The significant increase in our shareholders’ deficit during the nine months ended September 30, 2009 results from our large net loss, driven primarily by valuation allowances taken on our mortgage loans.

Results of Operations – Comparisons Consolidated Earnings

Net Interest (Expense) Income. As discussed above, in general, our mortgage assets have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. The trends and reasons for the changes in the components of interest income and expense are generally the same when comparing the nine months and three months ended September 30, 2009 with the same periods in 2008. Interest income has declined as these assets have become impaired and due to repayments and liquidations. Interest expense has declined as the related principals balances have declined, as interest rates have declined and as we repaid all short-term borrowings during 2008. Interest expense is adjustable, generally based on a spread to LIBOR.

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

The total dollar amount of the provision for credit losses is smaller when comparing the nine and three months ended September 30, 2009 to the same periods in 2008. As the amount of securitized loans decreases and as they age, the credit exposure is smaller, resulting in decreasing provisions.

Table 4 — Net Interest Expense
(dollars in thousands)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest income:
Mortgage securities	$19,553	$33,319	$4,115	$6,561
Mortgage loans held-in-portfolio	93,933	148,829	34,792	45,517
Other interest income	783	1,129	229	191
Total interest income	114,269	183,277	39,136	52,269

Interest expense:
Short-term borrowings secured by mortgage securities	-	434	-	-
Asset-backed bonds secured by mortgage loans	16,537	75,445	5,247	20,516
Asset-backed bonds secured by mortgage securities	1,490	10,699	843	4,093
Junior subordinated debentures	776	4,579	981	1,265
Total interest expense	18,803	91,157	7,071	25,874
Net interest income before provision for credit losses	95,466	92,120	32,065	26,395
Provision for credit losses	211,050	667,638	42,062	206,202
Net interest loss	$(115,584)	$(575,518)	$(9,997)	$(179,807)

(Losses) Gains on Derivative Instruments. The derivative instruments for which the value is on our balance sheet are owned by securitization trusts. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. These derivative instruments are used to mitigate interest rate risk within the related securitization trust.

Losses or gains on the derivative instruments are dependent on short-term interest rates (generally declining rates produce greater losses or lower gains) and the amount of the notional balance outstanding during the reporting period. For the three month period ended September 30, 2008, interest rates were generally flat and the gain on derivative instruments was due to the reversal of previous losses as instruments matured. For the three month period ended September 30, 2009, interest rates were declining and instruments were maturing, resulting in a small net loss. Significant declines in interest rates during the first three months of 2008 and 2009 generated significant losses on derivatives for each of the nine month period ended September 30, 2009 and 2008.

Gains on Debt Extinguishment. We recorded gains on debt extinguish for the nine months ended September 30, 2008 of $6.4 million. There were no gains recorded for the same period of 2009. On May 29, 2008, we purchased trust preferred securities of NovaStar Capital Trust II having a par value of $6.9 million for $0.6 million. As a result, $6.9 million of principal and accrued interest of $0.2 million of the Notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs related to these Notes were removed from the balance sheet at September 30, 2008 resulting in a gain of $6.4 million.

Fair Value Adjustments. Adjustment for changes in value on our trading securities and the asset-backed bonds issued in our CDO are recorded as Fair Value Adjustments. The significant value declines during the nine and three month period ended September 30, 2008 are a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities, along with the poor credit performance of the underlying mortgage loans. By the end of 2008, the total value of the trading securities and the asset-backed bonds had declined significantly, resulting in a lower overall adjustment in the nine months ended September 30, 2009 when compared to the same period in 2008. During the three months ended September 30, 2009, very low short-term interest rates are driving higher expected cash flows from these securities and, therefore, higher overall values.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The large impairments during the nine and three months ended September 30, 2008 were primarily driven by an increase in actual and projected losses due to the deteriorating credit quality of the loans underlying the securities. By September 30, 2008, the total value of the available-for-sale securities had declined significantly, resulting in a lower overall impairment in the nine and three months ended September 30, 2009 when compared to the same periods in 2008.

Appraisal Fee Income and Expense. Fees are collected from customers (borrowers or lenders), a portion of which is paid to independent mortgage loan appraisers. Fee income and expense is recognized when the appraisal is completed and delivered to the customer. During the nine months ended September 30, 2009, the unit volume appraisal services increased significantly, resulting in high revenue and expense when comparing to the first nine months of 2008. We acquired a majority interest in StreetLinks on August 1, 2008, and therefore recognized minimal revenue and incurred minimal expense for appraisal management services during the nine and three month periods ended September 30, 2008. Following is a summary of the unit count of completed orders:

Table 5 — Appraisals Completed 2009
First quarter	4,809
Second quarter	27,440
Third quarter	26,960

Nine months ended September 30, 2009	59,209

General and Administrative Expenses. During late 2007 and into early 2008, we eliminated a significant portion of our administrative overhead. We terminated officers and staff in our executive, information systems, legal, human resource and finance/accounting departments. We also terminated numerous contracts for professional services. One of management’s key focuses during 2008 was to reduce or eliminate all unnecessary general and administrative expenses. As a result, excluding the impact on operating expenses for StreetLinks of $9.5 million and $3.6 million for the nine and three months ended September 30, 2009, respectively and $0.5 million for the nine and three months ended September 30, 2008, operating expenses have declined when comparing general and administrative expenses for the nine and three month periods ended September 30, 2009 and 2008.

Contractual Obligations

We have entered into certain long-term debt, hedging and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations for both continuing and discontinued operations, as of September 30, 2009, other than short-term borrowing arrangements.

Table 6 — Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	After 5 Years
Estimated long-term debt payments (A)	$2,705,144	$603,282	$700,359	$512,439	$889,064
Junior subordinated debentures (B)	98,389	781	1,563	1,563	94,482
Operating leases (C)	5,094	1,889	2,342	662	201
Total, consolidated obligations	2,808,627	605,952	704,264	514,664	983,747
Non-recourse obligations	(2,705,144)	(603,282)	(700,359)	(512,439)	(889,064)

Recourse obligations	$103,483	$2,670	$3,905	$2,225	$94,683

(A)	The asset-backed bonds will be repaid only to the extent there is sufficient cash receipts on the underlying mortgage loans, which collateralize the debt. The trusts that own these assets and asset-backed obligations have no recourse to us for any shortfall. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate as of September 30, 2009 for each respective obligation. The trustee considers the remaining collateral to be insufficient to cover the bonds outstanding and therefore has reduced the obligations accordingly by $144.5 million.

(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate of 1.0% per annum as of September 30, 2009 for each respective obligation. See Note 6 to the condensed consolidated financial statements for additional details.

(C)	The operating lease obligations do not include rental income of $1.3 million to be received under sublease contracts.

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

As of November 12, 2009, we had approximately $18.6 million in cash on hand (including restricted cash of $4.3 million). In addition to our corporate administrative expenses, which currently range from approximately $650,000 to $1.25 million per month we have quarterly interest payments due on our trust preferred securities. The Company made a payment on the trust preferred securities on October 30, 2009 of $0.1 million. The next payment on the trust preferred securities is due on December 30, 2009 and totals $0.1 million. Our current projections indicate sufficient available cash and cash flows from our mortgage assets to meet these payment needs. However, our mortgage asset cash flows are currently volatile and uncertain in nature, and the amounts we receive could vary materially from our projections. Therefore, no assurances can be given that we will be able to meet our cash flow needs.

Overview of Cash Flow for the nine months ended September 30, 2009

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

Table 7 — Primary Sources Cash Receipts and Disbursements
(dollars in thousands)
For the Nine
Months Ended
September 30,
2009
Primary sources:
Payments received on mortgage securities	$13,908
Receipts for appraisal management services	20,770

Primary uses:
Payment of corporate general, administrative and capital expenditures	22,950
Payments for appraisals and related administrative costs	20,801

Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008.

Table 8 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)
	For the Nine Months
	Ended September 30,
	2009	2008
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$51,413	$13,620
Cash flows provided by investing activities	178,008	426,185
Cash flows used in financing activities	(239,393)	(446,415)

Operating Activities. The increase in cash provided by operating activities was substantially related to the increase in the balance of the amounts due to servicer. Operating activities, other than the cash flow of the securitized loan trusts, generated a net use of cash during the nine months ended September 30, 2009. See a discussion of the impact of the consolidated loan trusts under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

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

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received From Our Mortgage Securities Portfolio. A major driver of cash flows is the proceeds we receive from our mortgage securities. For the nine months ended September 30, 2009 we received $16.4 million in proceeds from repayments on mortgage securities. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Repayments of Long-Term Borrowings. As of September 30, 2009, we had $78.1 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II We have unamortized debt issue costs of $500,000 and therefore a carrying value for the debt of $77.6 million. During the second quarter of 2009, we restructured our obligations under the junior subordinated debentures, which we expect to reduce cash requirements for interest in the near term. As part of the restructuring, we repaid all interest accrued through December 31, 2008, totaling $5.3 million. Details of the restructuring are included in Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See Table 6 for an estimate of our contractual obligations related to these junior subordinated debentures.

Assets and Liabilities of Consolidated Securitization Trusts

During 2006 and 2007, we executed loan securitization transactions that did not meet the criteria necessary for derecognition of the securitized assets and liabilities pursuant to Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related authoritative accounting literature. As a result, the assets and liabilities relating to this securitization are included in our consolidated financial statements.

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
5.	For the 2007 securitized loan pool, a significant portion of the derivatives placed into the trust have expired and the remaining derivatives will expire by the first quarter of 2010.

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

Table 9 — Non-GAAP Disclosure: Assets and Liabilities of Securitization Trusts (A)
(dollars in thousands)
	September 30, 2009					December 31, 2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Assets
Mortgage loans – held
in portfolio, net of
allowance	$-	$310,077	$433,792	$652,003	$1,395,872	$-	$411,146	$523,183	$847,962	$1,782,291
Trading securities	1,059	-	-	-	1,059	5,199	-	-	-	5,199
Real estate owned	-	30,620	15,289	37,486	83,395	-	23,289	9,233	37,958	70,480
Accrued interest
receivable	-	20,765	7,629	46,448	74,842	-	22,566	10,134	44,592	77,292
Other assets	458	-	-	-	458	2,043	-	-	-	2,043
Total assets	$1,517	$361,462	$456,710	$735,937	$1,555,626	$7,242	$457,001	$542,550	$930,512	$1,937,305

Liabilities and net deficiency in assets
Liabilities:
Asset-backed
bonds secured
by mortgage
loans (B)	$-	$476,963	$619,749	$1,205,642	$2,302,354	$-	$566,577	$700,335	$1,398,115	$2,665,027
Asset-backed
bonds secured
by mortgage
securities	1,059	-	-	-	1,059	5,384	-	-	-	5,384
Other liabilities	22,231	48,941	28,528	112,001	211,701	24,748	47,418	22,401	104,439	199,006
Total liabilities	23,290	525,904	648,277	1,317,643	2,515,114	30,132	613,995	722,736	1,502,554	2,869,417
Total net deficiency
in assets	(21,773)	(164,442)	(191,567)	(581,706)	(959,488)	(22,890)	(156,994)	(180,186)	(572,042)	(932,112)

Total liabilities and
net deficiency in
assets	$1,517	$361,462	$456,710	$735,937	$1,555,626	$7,242	$457,001	$542,550	$930,512	$1,937,305

(A)	Stand-alone balances do not include impact of intercompany eliminations.

(B)	In accordance with its obligations under the related securitization agreements, the trustee for the respective securitization trusts has charged off asset-backed bonds totaling $144.5 million as of September 30, 2009.

Table 10 – Non-GAAP Disclosure: Operating Results of Securitization Trusts (A)
(dollars in thousands)
	For the Nine Months Ended September 30,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Interest Income	$8,619	$21,292	$13,801	$57,702	$101,414	$19,557	$36,457	$20,946	$87,321	$164,281
Interest expense	2,168	3,408	5,611	10,292	21,479	10,271	17,784	19,743	43,402	91,200
Provision for credit
losses	-	55,331	42,545	113,174	211,050	-	119,892	151,423	396,323	667,638
Servicing fee
expense	-	1,814	1,860	4,669	8,343	-	2,402	2,070	5,893	10,365
Mortgage insurance	-	783	166	3,842	4,791	-	3,246	220	8,639	12,105
Other income
(expense) (B)	(5,204)	32,616	25,080	64,651	117,143	(11,073)	5,754	-	(6,793)	(12,112)
General and
administrative
expenses	130	20	24	40	214	654	38	35	48	775
Net income (loss)
before tax
expense	1,117	(7,448)	(11,325)	(9,664)	(27,320)	(2,441)	(101,151)	(152,545)	(373,777)	(629,914)

Tax expense	-	-	56	-	56	-	-	1,822	-	1,822

Net income (loss)	$1,117	$(7,448)	$(11,381)	$(9,664)	$(27,376)	$(2,441)	$(101,151)	$(154,367)	$(373,777)	$(631,736)

(A)	Stand-alone balances do not include impact of intercompany eliminations.

(B)	In accordance with its obligations under the related securitization agreements, the trustee for the respective securitization trusts has charged off asset-backed bonds totaling $126.9 million and $6.6 million for the nine months ended September 30, 2009 and 2008, respectively. In the opinion of the trustee, the securitized assets will not be sufficient to pay for these bonds. The gain recorded on this debt forgiveness is included in other income (expense). The debt forgiveness and related gain is not recorded under GAAP as the debt is not legally extinguished, even though in the opinion of the trustee the debt will not likely be paid.

	For the Three Months Ended September 30,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Interest Income	$1,174	$6,779	$4,336	$22,899	$35,188	$3,618	$10,004	$5,253	$28,922	$47,797
Interest expense	6,329	895	1,566	3,016	11,806	3,068	3,879	5,353	12,259	24,559
Provision for credit
losses	-	15,490	4,688	21,884	42,062	-	78	6,937	199,188	206,203
Servicing fee
expense	-	523	579	1,380	2,482	-	734	676	1,861	3,271
Mortgage insurance	-	(617)	46	(471)	(1,042)	-	990	72	2,739	3,801
Other income
(expense) (B)	5,184	16,733	16,724	33,466	72,107	(1,327)	(424)	-	(26,911)	(28,662)
General and
administrative
expenses	28	6	6	13	53	128	13	11	15	167
Net income (loss)
before tax
expense	1	7,215	14,175	30,543	51,934	(905)	3,886	(7,796)	(214,051)	(218,866)

Tax expense
(benefit)	-	-	(14)	-	(14)	-	-	1,821	-	1,821

Net income (loss)	$1	$7,215	$14,189	$30,543	$51,948	$(905)	$3,886	$(9,617)	$(214,051)	$(220,687)

(A)	Stand-alone balances do not include impact of intercompany eliminations.

(B)

In accordance with its obligations under the related securitization agreements, the trustee for the respective securitization trusts has charged off asset-backed bonds owned by us totaling $66.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively. In the opinion of the trustee, the securitized assets will not be sufficient to pay for these bonds. The gain recorded on this debt forgiveness is included in other income (expense). The debt forgiveness and related gain is not recorded under GAAP as the debt is not legally extinguished, even though in the opinion of the trustee the debt will not likely be paid.

Table 11 – Non-GAAP Disclosure: Cash Flows of Securitization Trusts (A)
(dollars in thousands)
	For the Nine Months Ended September 30,
	2009					2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
Net cash flow from:	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Operating activities	$(1,769)	$36,674	$34,008	$41,891	$110,804	$(8,018)	$31,251	$(5,283)	$33,152	$51,102
Investing activities	2,891	37,162	39,673	83,257	162,983	12,952	125,787	61,846	161,880	362,465
Financing activities	(1,122)	(73,836)	(73,681)	(125,148)	(273,787)	(4,934)	(157,038)	(56,563)	(195,032)	(413,567)

Net cash flow	-	-	-	-	-	-	-	-	-	-
Cash, beginning of
year	-	-	-	-	-	-	-	-	-	-

Cash, end of year	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(A)	Stand-alone balances do not include impact of intercompany eliminations.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009 because of the existence of a material weakness in internal controls over financial reporting related to the lack of segregation of duties within our accounting department.

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

Management has taken steps to remedy the material weakness by hiring additional accounting department staff, and reallocating duties, including responsibilities for financial reporting, among the Company’s employees. However, based on the overall lack of accounting department resources, this material weakness was not remediated as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation.

In May 2007, a lawsuit entitled National Community Reinvestment Coalition v. NovaStar Financial, Inc., et al., was filed against the Company in the United States District Court for the District of Columbia. Plaintiff, a non-profit organization, alleges that the Company maintains corporate policies of not making loans on Indian reservations, on dwellings used for adult foster care or on rowhouses in Baltimore, Maryland in violation of the federal Fair Housing Act. The lawsuit seeks injunctive relief and damages, including punitive damages, in connection with the lawsuit. On May 30, 2007, the Company responded to the lawsuit by filing a motion to dismiss certain of plaintiff’s claims. On March 31, 2008 that motion was denied by the Court. In October 2009 the Company reached a settlement to this claim which did not significantly impact the Company’s financial statements.

At this time, the Company does not believe that an adverse ruling against the Company is probable for the following claims and as such no amounts have been accrued in the consolidated financial statements.

In February 2007, a number of substantially similar putative class actions were filed in the United States District Court for the Western District of Missouri. The complaints name the Company and three of the Company’s former and current executive officers as defendants and generally allege, among other things, that the defendants made materially false and misleading statements regarding the Company’s business and financial results. The plaintiffs purport to have brought the actions on behalf of all persons who purchased or otherwise acquired the Company’s common stock during the period May 4, 2006 through February 20, 2007. Following consolidation of the actions, a consolidated amended complaint was filed on October 19, 2007. On December 29, 2007, the defendants moved to dismiss all of plaintiffs’ claims. On June 4, 2008, the District Court dismissed the plaintiffs’ complaints without leave to amend. The plaintiffs filed an appeal of the District Court’s ruling. On September 1, 2009 the United States Court of Appeals for the Eight Circuit affirmed the judgment of the District Court.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009 the Company filed a motion to dismiss the plaintiff’s claims. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands)
Issuer Purchases of Equity Securities
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs (A)
July 1, 2009 – July 30, 2009	-	-	-	$1,020
August 1, 2009 – August 31, 2009	-	-	-	$1,020
September 1, 2009 – September 30, 2009	-	-	-	$1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

At its meeting on November 10, 2009, the Company’s Board of Directors (the “Board”) appointed Gregory T. Barmore as Lead Independent Director for a maximum tenure of three years. Mr. Barmore will receive no additional compensation for serving as Lead Independent Director.

The Lead Independent Director assists the Chairman of the Board with board-related matters and acts, as necessary, as a liaison between the independent directors and the Chairman of the Board. To that end, the Lead Director will, among other things: (i) approve an appropriate schedule of meetings of the Company’s Board of Directors; (ii) review agendas for the Board and Committee meetings; (iii) assess the quality, quantity and timeliness of the flow of information from the Company’s management to the independent directors; (iv) whenever appropriate, direct the retention of consultants who report directly to the Board; (v) assist the Board and the Company’s officers in assuring compliance with and implementation of the Company’s Corporate Governance Guidelines and be principally responsible for recommending revisions to the Corporate Governance Guidelines; (vi) coordinate an agenda for the Board’s independent directors; (vii) evaluate, along with the members of the Compensation Committee and the full Board, the Chief Executive Officer’s performance and meet with the Chief Executive Officer to discuss the Board’s evaluation; and (vii) review the membership and performance of the various Board committees and committee chairs.

Item 6. Exhibits

Exhibit Listing

Exhibit No.		Description of Document
11.1	(1)	Statement Regarding Computation of Per Share Earnings

31.1		Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(1)	See Note 13 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 12, 2009	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the
Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

DATE: November 12, 2009	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief
Financial Officer
(Principal Financial Officer)