Form 10-K
period 2009-12-31
NOVASTAR FINANCIAL INC
filed 2010-03-31
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $11,309,000, based upon the closing sales price of the registrant’s common stock as reported on the OTC Bulletin Board and on the Pink Sheets on such date.

The number of shares of the Registrant’s Common Stock outstanding on March 31, 2010 was 9,368,053.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement to shareholders, which will be filed with the Commission no later than 120 days after December 31, 2009.

NOVASTAR FINANCIAL, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

During 2008, we purchased a 75% interest in StreetLinks National Appraisal Services LLC (“StreetLinks”), a residential appraisal management company. The Company has contributed additional capital to StreetLinks subsequent to our initial acquisition, bringing the Company’s total ownership to 88%. StreetLinks collects a fee for appraisal services from lenders and borrowers and passes through most of the fee to an independent residential appraiser. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of each appraisal. We are developing the business and have established goals for it to become a positive cash and earnings contributor. Development of the business is occurring through increased appraisal order volume as we add new lending customers.

During 2009, we acquired a 70% interest in Advent Financial Services LLC (“Advent”), a start up operation which provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent began its operations in December 2009. Through this start-up period, management is evaluating the Advent business model to determine its long-term viability.

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

The long-term mortgage loan portfolio on our Consolidated Balance Sheets consists of mortgage loans classified as held-in-portfolio. These loans were transferred to trusts in securitization transactions. Under Generally Accepted Accounting Principles in the United States of America ("GAAP"), we consolidate the balance sheets of the trusts. The trusts have financed these assets by issuing asset backed bonds (“ABB”). At the time of these securitizations, we owned significant beneficial interests in the trusts and we serviced the mortgage loans. During 2007, we sold all servicing rights. Currently, our ownership interests in the bonds issued by these trusts have declined to an immaterial amount. We have provided financial information for these trusts in this report under the heading Assets and Liabilities of Securitization Trusts.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in stockholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. Our current liquidity and the impact thereon of recent operations is discussed in the Liquidity section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Personnel

As of December 31, 2009, we employed 240 people in total between NFI, StreetLinks, and Advent. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Investor Relations
2114 Central Street
Suite 600
Kansas City, MO 64108
816.237.7424
Email: ir@novastarfinancial.com

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.

Item 1A. Risk Factors

Risk Factors

You should carefully consider the risks described below in evaluating our business and before investing in our publicly traded securities. Any of the risks we describe below or elsewhere in this report could negatively affect our results of operations, financial condition, liquidity and business prospects. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, inflation, general economic conditions and geopolitical events.

Risks Related to our Business

Payment on our mortgage securities will continue to decrease as underlying mortgage loans are repaid and if the mortgage loans underlying our residual and subordinated securities continue to experience significant credit losses, which will reduce our cash flows, perhaps abruptly, and adversely affect our liquidity.

Our mortgage securities consist of certain residual securities retained from our past securitizations of mortgage loans, which typically consist of interest-only, and over collateralization bonds, and certain investment grade and non-investment grade rated subordinated mortgage securities retained from our past securitizations and purchased from other ABS issuers. These residual and subordinated securities are generally unrated or rated below investment grade and, as such, involve significant investment risk that exceeds the aggregate risk of the full pool of securitized loans. By holding the residual and subordinated securities, we generally retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, losses on the underlying mortgage loans directly affect our returns on, and cash flows from, these mortgage securities. In addition, if delinquencies and/or losses on the underlying mortgage loans exceed specified levels, the level of over-collateralization required for higher rated securities held by third parties may be increased, further decreasing cash flows presently payable to us.

Increased delinquencies and defaults on the mortgage loans underlying our residual and subordinated mortgage securities have resulted in a decrease in the cash flow we receive from these investments. In the event that decreases in cash flows from our mortgage securities are more severe or abrupt than currently projected, our results of operations, financial condition, and liquidity, and our ability to restructure existing obligations and establish new business operations will be adversely affected.

Our cash flows from mortgage securities are likely to be insufficient to cover our existing expenses in the near future.

As payments on our mortgage securities continue to decrease we will become more dependent on the operations and cash flows of our subsidiaries to meet our obligations.

Our principal assets are our equity interests in our operating subsidiaries, approximately $7.1 million in cash and cash equivalents, and $5.3 million in restricted cash. The cash flows from our mortgage securities have materially decreased and will continue to decrease as the underlying mortgage loans are repaid. As this occurs, we will become more dependent on cash flows generated by Streetlinks and Advent, and will rely on distributions and other payments from StreetLinks and Advent and any new operations we may establish or acquire, to pay our operating expenses and meet our other obligations. If our subsidiaries are unable to make distributions or other payments to us, our ability to meet our obligations will be materially and adversely affected. Payments to us by our subsidiaries, in turn, depends upon their results of operations and cash flows.

Our ability to profitably manage, operate and grow operations is critical to our ability to pay our operating expenses and meet our other obligations and is subject to significant uncertainties and limitations. If we attempt to make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

In light of the current state of declining cash flows from our mortgage securities, our ability to pay our operating expenses and meet our other obligations is dependent upon our ability to successfully operate and grow operations such that they generate positive cash flow. Our ability to start or acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain debt financing or to issue equity securities as a result of our current financial condition, including a shareholders’ deficit, as well as other uncertainties and risks. There can be no assurances that we will be able to successfully operate and grow operations or establish or acquire new business operations.

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

Attempts to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model may be unsuccessful.

We expect to attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model. In the event we are unsuccessful, we may not be able to pay the accumulated dividends on our preferred stock or redeem such stock.

Renegotiating and/or restructuring our equity may involve the issuance of a substantial number of shares of our common stock.

To successfully renegotiate and/or restructure our equity we may have to issue a substantial number of shares our common stock. Such an issuance will dilute our existing common stockholders and may depress the market value and price of our common stock. We cannot predict the price at which our common stock would trade following such an issuance.

Various legal proceedings could adversely affect our financial condition, our results of operations and liquidity.

In the course of our business, we are subject to various legal proceedings and claims. See Item 3. Legal Proceedings. In addition, we have become subject to various securities and derivative lawsuits, and we may continue to be subject to additional litigation, in some cases on the basis of novel legal theories. The resolution of these legal matters or other legal matters could result in a material adverse impact on our results of operations, liquidity and financial condition.

Risks Related to Our Operating Subsidiaries

A prolonged decline in the number of home sales and the originations and refinancings of home loans would decrease appraisal order volume and adversely affect the revenues and profitability of Streetlinks.

Streetlinks, our residential appraisal management company, retains a portion of the fee for appraisal services collected from lenders and borrowers for an independent residential appraisal to cover its costs of managing the process of fulfilling the appraisal order. A prolonged decline in the number of home sales and the originations and refinancings of home loans would cause a decrease in the demand for appraisals. The decreased demand for appraisals would have an adversely affect the revenues and profitability of Streetlinks.

Streetlinks may be unable to maintain its relationships with its existing lending customers and may be unable to add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of Streetlinks.

Streetlinks has increased its appraisal order volume by adding lending customers and intends to further develop its business through the addition of new lending customers. There is no assurance that Streetlinks will be able to maintain the relationships with its existing lending customers or add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of Streetlinks.

Government agencies and regulatory authorities may change or eliminate current restrictions and requirements for appraisals.

Streetlinks’ appraisal order volume has increased, in part, as a result of increased restrictions and requirements for appraisals established by government agencies and regulatory authorities such as the Federal Housing Finance Agency and the United States Department of Housing and Urban Development that, among other things, require appraiser independence. Changes in or elimination of these restrictions and requirements could adversely affect the demand for StreetLinks’ services and the viability of its business model.

Advent may be unable to develop systems and a network of business partners to successfully distribute its products and services.

The success of Advent, our start up operation which will provide access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals, will in large part depend on its ability to develop systems and a network of business partners for the distribution of its products services. To the extent Advent is unable to develop systems and a network of business partners to successfully distribute Advent’s products and services, it will have an adverse effect on Advent’s business, financial condition and results of operations.

Advent’s ability to distribute its financial products is, to some extent, dependent on the success of its business partners.

Advent anticipates distributing its financial products through business partners such as tax preparation offices and is to some extent dependent on the success of these business partners. To the extent there is a decrease in the demand for the products or services of Advent’s business partners, there may be a decrease in demand for Advent’s products and services, which would have an adverse effect on Advent’s business, financial condition and results of operations.

Federal and state legislators and regulators have increasingly taken an active role in regulating financial products of the type Advent anticipates offering, and the continuation of this trend could impede or prevent Advent’s ability to facilitate these financial products and harm its business.

From time to time, government officials at the federal and state levels introduce and enact legislation and regulations proposing to regulate or prevent the facilitation of financial products. Certain of the proposed legislation and regulations could, if adopted, increase costs to Advent and its business partners that provide its financial products, or could negatively impact or eliminate the ability of Advent to provide financial products through Advent’s business partners such as tax return preparation offices, which could have an adverse effect on Advent’s business, financial condition and results of operations.

Many states have statutes regulating, through licensing and other requirements, the activities of brokering loans and providing credit repair services to consumers as well as payday loan laws and local usury laws. Certain state regulators are interpreting these laws in a manner that could adversely affect the manner in which financial products are facilitated or permitted. If Advent is required to change business practices or otherwise comply with these statutes it could have a material adverse effect on its business, financial condition and results of operations.

Legal proceedings against our operating subsidiaries could adversely affect their business, financial condition and results of operations.

In the course of their business, our operating subsidiaries may become subject to legal proceedings and claims and could experience significant losses as a result of litigation defense and resolution costs which would have an adverse effect on their business, financial condition and results of operations.

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities and to estimate reserves could further adversely affect our financial position.

Our securitizations of mortgage loans that were structured as sales for financial reporting purposes resulted in gain recognition at closing as well as the recording of the residual mortgage securities we retained at fair value. The value of residual securities represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Due to deteriorating market conditions, our actual experience has differed significantly from our assumptions, resulting in a reduction in the fair value of these securities and impairments on these securities. If our actual experience continues to differ materially from the assumptions that we used to determine the fair value of these securities, our financial condition, results of operations and liquidity will continue to be negatively affected.

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

To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities and the mortgage loans held in our portfolio will be further reduced, which will adversely affect our operating results, liquidity, cash flows and financial condition.

Further delinquencies and losses with respect to residential mortgage loans, particularly in the sub-prime sector, may cause us to recognize additional losses, which would further adversely affect our operating results, liquidity, financial condition and business prospects.

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

We have experienced a significant increase in borrower delinquencies and defaults, which has adversely affected our liquidity, cash flows, results of operations and financial condition. Nearly all of our remaining loans held for sale are delinquent or are in default. In addition, our economic investment in and cash flows from loans we have securitized continue to be exposed to delinquencies and losses, either through residual securities that we retain in securitizations structured as sales, or through the loans that remain on our Consolidated Balance Sheets in securitizations structured as financings. To the extent that loan delinquencies and defaults continue at their current rates or become more severe, our results of operations, cash flows, liquidity and financial condition may be further adversely affected.

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

Risks Related to Our Discontinued Operations

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could further harm our liquidity.

When we sold mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. We have received various repurchase demands as performance of subprime mortgage loans has deteriorated. A majority of repurchase requests have been denied, otherwise a negotiated purchase price adjustment was agreed upon with the purchaser. Enforcement of repurchase obligations against us would further harm our liquidity.

Risks Related to Interest Rates

Changes in interest rates may harm our results of operations and equity value.

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Our primary interest rate exposures relate to our mortgage securities, mortgage loans, floating rate debt obligations, interest rate swaps, and interest rate caps. Interest rate changes could adversely affect our cash flow, results of operations, financial condition, liquidity and business prospects in the following ways:
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

Furthermore, shifts in the yield curve, which represents the market’s expectations of future interest rates, also affects the yield required for the purchase of our mortgage securities and therefore their value. To the extent that there is an unexpected change in the yield curve it could have an adverse effect on our mortgage securities portfolio and our financial position.

Risks Related to our Capital Stock

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
  actual or anticipated changes in residential real estate values;
  actual or anticipated changes in market interest rates;
  actual or anticipated changes in our earnings and cash flow;
  general market and economic conditions, including the operations and stock performance of other industry participants;
  developments in the subprime mortgage lending industry or the financial services sector generally;
  the impact of new state or federal legislation or adverse court decisions;
  the activities of investors who engage in short sales of our common stock;
  actual or anticipated changes in financial estimates by securities analysts;
  sales, or the perception that sales could occur, of a substantial number of shares of our common stock by insiders;
  additions or departures of senior management and key personnel; and
  actions by institutional shareholders.
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

The accounting for our mortgage assets may result in volatility of our results of operations and our financial statements.

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

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on results of operations.

Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, asset impairment, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments by management could significantly change our reported results.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The executive and administrative offices for NFI are located in Kansas City, Missouri, and consist of approximately 12,142 square feet of leased office space. The lease agreements on the premises expire in October 2013. The current annual rent for these offices is approximately $0.2 million.

As of December 31, 2009, StreetLinks leases approximately 33,692 square feet of office space in Indianapolis, Indiana. The lease agreements on the premises expire in February 2014. The current annual rent for these offices is approximately $0.4 million.

We are leasing office space in various other states which were used for operations which were discontinued in 2007 and 2008. The leases on these premises expire from June 2010 through May 2012, and the current gross annual rent on those premises not terminated as of March 30, 2010 is approximately $0.8 million, although the majority of this space has been subleased which reduces our costs significantly.

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

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. On July 13, 2009 the Company filed a motion to dismiss the plaintiff’s claims. On November 24, 2009 the Company reached a settlement with the plaintiffs which provided for certain corporate governance changes and a payment of $300,000 for attorney fees, the payment being covered by insurance. A hearing for Court approval of the settlement is set for April 5, 2010.

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

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee". Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock. Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock. On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009. On April 6, 2009 the Court granted the plaintiff’s motion for class certification. The Company sought permission from the 8th Circuit Court of Appeals to appeal the order granting class certification. On May 11, 2009 the Court of Appeals granted the Company permission to appeal the class certification order. On November 9, 2009 the Company reached a settlement with the plaintiffs. The settlement provides for payment by the Company’s insurer of $925,000. A hearing for Court approval of the settlement is set for April 22, 2010.

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging breach of a contract with Advent for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants removed the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability, The plaintiff references a $3 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. The litigation is currently stayed pending resolution of the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri. The Company believes that the defendants have meritorious defenses to this case and expects to defend the case vigorously.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters. Our common stock was traded on the NYSE under the symbol “NFI” through January 17, 2008. Our common stock was delisted from the NYSE on January 17, 2008 and is currently quoted on the OTC Bulletin Board and on the Pink Sheets under the symbol “NOVS.PK”. The following table sets forth the high and low sales prices per share of common stock on the NYSE and the high and low bid prices as reported by the OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated, and the cash dividends paid or payable per share of common stock.

				Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2008
First Quarter	$3.44	$1.10	N/A	N/A	N/A
Second Quarter	2.03	1.00	N/A	N/A	N/A
Third Quarter	1.99	0.28	N/A	N/A	N/A
Fourth Quarter	1.01	0.22	N/A	N/A	N/A

2009
First Quarter	$0.65	$0.20	N/A	N/A	N/A
Second Quarter	1.74	0.55	N/A	N/A	N/A
Third Quarter	1.35	0.75	N/A	N/A	N/A
Fourth Quarter	1.28	0.81	N/A	N/A	N/A

As of March 26, 2010, we had approximately 797 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

Dividend distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as the Board of Directors may deem relevant. In addition, accrued and unpaid dividends on our preferred stock must be paid prior to the declaration of any dividends on our common stock. We do not expect to declare any stock dividend distributions in the near future.

Purchase of Equity Securities by the Issuer
Issuer Purchases of Equity Securities
(dollars in thousands)
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under the
	Shares	Price Paid	Plans or	Plans or Programs
	Purchased	per Share	Programs	(A)
October 1, 2009 – October 31, 2009	-	-	-	$1,020
November 1, 2009 – November 30, 2009	-	-	-	1,020
December 1, 2009 – December 31, 2009	-	-	-	1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

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

During 2008 and 2009, management continued its focus on reducing operating cash uses, clearing follow-on matters arising from our legacy lending and servicing operations and evaluating investment opportunities. Management made a step in the rebuilding process by investing in StreetLinks National Appraisal Services LLC (“StreetLinks”). StreetLinks is a national residential appraisal management company. A fee for appraisal services is collected from lenders and borrowers and most of the fee is passed through to an independent residential appraiser. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. Management believes that StreetLinks is situated to take advantage of growth opportunities in the residential appraisal management business. We are growing StreetLinks customer base and have established goals for it to become a positive cash and earnings contributor commencing in the first quarter of fiscal 2010. Development of the business continues through increased appraisal order volume as we add new lending customers.

During 2009, the Company invested in Advent Financial Services LLC (“Advent”), a start up operation which provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent began its operations beginning in December 2009. Through this start-up period, management is evaluating the Advent business model to determine its long-term viability and does not anticipate that Advent will be a significant use or source of cash in fiscal 2010.

Strategy - Management is focused on building an operating business or group of operating businesses. If and when opportunities arise, available cash resources will be used to invest in or start businesses that can generate income and cash. Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model.

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

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)
	December 31,
	2009	2008
Cash and cash equivalents, including restricted cash	$12,446	$30,836
Net loss available to common shareholders, per diluted share	(20.97)	(72.37)

Liquidity – During 2009 the Company continued its strategy of developing StreetLinks and significantly increased its appraisal volume. For the year ended December 31, 2009, StreetLinks had revenues of $31.1 million, as compared to $2.5 million in 2008. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which are not expected to recur. As a result, management expects StreetLinks to produce positive net cash and earnings commencing in the first quarter of fiscal 2010. During 2009, we received $18.5 million in cash on our securities portfolio, however, we anticipate that the amount of cash received in fiscal 2010 will be significantly less than the amount received in fiscal 2009.

During 2009, we used significant amounts of cash to pay for costs related to our legacy mortgage lending and servicing operations, pay for current administrative costs and invest in StreetLinks and Advent. We intend to continue to invest in Advent in 2010 while we evaluate its business model, however we will limit the negative impact on liquidity and do not believe that Advent will be a significant use or source of cash during 2010.

As of March 30, 2010, we have $15.5 million in cash and cash equivalents (including $1.8 million of restricted cash).

As part of our near-term future strategy, we will focus on growing StreetLinks customer base, minimizing operating costs and expenses, and preserving liquidity. StreetLinks and our mortgage securities are our primary source of cash flows. The cash flows from our mortgage securities will continue to decrease as the underlying mortgage loans are repaid and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions. Our liquidity consists solely of cash and cash equivalents.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in stockholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

Impact of Consolidation of Securitized Mortgage Assets on Our Financial Statements

The discussions of our financial conditions and results of operation below provide analysis for the changes in our Consolidated Balance Sheets and income statement as presented using Generally Accepted Accounting Principles in the United States of America ("GAAP"). Mortgage loans – held-in-portfolio and certain of our mortgage securities – trading are owned by trusts established when those assets were securitized. The trusts issued asset-backed bonds to finance the assets. In accordance with GAAP, we have consolidated these trusts. Due to significant losses that have occurred subsequent to the securitization of these assets, we no longer have any economic benefit from these assets. We have provided additional disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Assets and Liabilities of Consolidated Securitization Trusts to demonstrate the impact of the trusts on our consolidated financial statements.

As discussed in Note 20 to our consolidated financial statements, events occurred during January 2010 that resulted in a reevaluation of the accounting for the securitized mortgage loans – held-in-portfolio and related assets and liabilities of the securitization trusts. Based on our analysis, we have deconsolidated the assets and liabilities of the trusts that own these loans in January 2010, see Table 10 for principal assets and liabilities of securitization trusts as of December 31, 2009.

Financial Condition as of December 31, 2009 as Compared to December 31, 2008

Cash and Cash Equivalents. See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Restricted Cash. Certain states required that we post surety bonds in connection with our former mortgage lending operations. During 2007, the sureties required that we provide letters of credit to support our reimbursement obligations to the sureties. In order to arrange these letters of credit, we were required to collateralize the letters of credit with cash. During the first quarter of 2008, we terminated the surety bonds when we surrendered state lending licenses as a result of the discontinuation of our mortgage lending operations. The sureties returned a portion of the cash collateral during 2009 ($2.0 million) and 2008 ($3.0 million), but continue to hold $3.8 million as of December 31, 2009 as collateral against any claims that may be brought during the tail period. The sureties returned $2.9 million of this amount subsequent to December 31, 2009. The timing of the return of the remaining cash is at the discretion of the sureties and is dependent upon their interpretation of the tail period for filing claims under the various state licensing regulations. No claims have been made against the surety bonds and none are expected to be brought, especially considering the significant amount of time that has elapsed since the bonds were cancelled and since we last originated any mortgage loans. Management expects the cash to be fully returned. However, the timing for return is unknown.

One of Advent’s counterparties requires that we set up a restricted account in order to cover certain operating expenses to be incurred during the first quarter of 2010. As of December 31, 2009, the Company had approximately $1.0 million in the restricted cash account, $0.9 million was returned in January of 2010.

Mortgage Loans - Held-in-Portfolio. Mortgage loans – held-in-portfolio consist of subprime mortgage loans which have been securitized and are owned by three separate trusts – NHES 2006-1, NHES 2006MTA-1 and NHES 2007-1. We consolidate these trusts for financial reporting under GAAP.

The mortgage loans – held-in-portfolio balance has declined as their value has decreased significantly. The value is dependent largely in part on their credit quality and performance. The credit quality of the portfolio continues to worsen and delinquencies have increased dramatically during the past two years. Therefore, we continue to increase the allowance for losses as a percentage of loan principal of those remaining in the portfolio. The allowance has decreased from $776.0 million as of December 31, 2008 to $712.6 million as of December 31, 2009 due to the principal balance declining by a greater amount which was mainly due to borrower repayments and foreclosures. During 2009 and 2008, respectively, the trusts received repayments of the mortgage loans totaling $98.9 million and $288.2 million. These balances will continue to decline either through normal borrower repayments or through continued devaluation as delinquencies, foreclosures and losses occur.

As discussed under “Assets and Liabilities of Consolidated Securitization Trusts”, these assets have no economic benefit to us and we have no control over these assets. We have also provided the assets and liabilities of the trusts on a separate and combined basis.

Mortgage Securities – Trading and Available-for-Sale. The securities we own are generally securities we retained after the securitization of mortgage loans we originated prior to 2008. For all loan securitizations, we retained the residual interest bond, which means we receive the net of the principal and interest received on the underlying loans within the securitized trust less the principal and interest paid on the bonds issued by the trust, mortgage insurance premiums, servicing fees and other miscellaneous fees. For any loans that incur prepayment penalty fees, we receive those fees through the residual interest. In some securitization transactions, we also retained regular principal and interest bonds. Generally, these bonds were the lowest rated bonds issued by the trust or these bonds were not rated. Additionally, we have purchased some mortgage securities in the open market from unrelated entities. Upon acquisition of the bonds, we classified the securities as either trading or available-for-sale. No changes have been made to the classifications.

Significant deterioration in the quality of the mortgage loans serving as collateral for our mortgage securities has caused a devaluation of the securities. In general, the default rate on the underlying loans has continued to increase over the past two years. Defaults are the result of national economic conditions that have led to job losses, severe declines in housing prices and the inability for credit-challenged individuals to refinance mortgage loans. In many cases, the securities we own have ceased to generate cash flow and we expect cash flow to continue to decline during the coming year.

The following tables provide details of our mortgage securities.

Table 2 — Values of Individual Mortgage Securities – Available-for-Sale
(dollars in thousands)
	For the Year Ended December 31,
	2009				2008
			Constant	Expected			Constant	Expected
Securitization	Estimated	Discount	Pre-payment	Credit	Estimated	Discount	Pre-payment	Credit
Trust (A)	Fair Value	Rate	Rate	Losses	Fair Value	Rate	Rate	Losses
NMFT Series :
2002-3	$1,997	25%	15%	1.0%	$2,041	25%	16%	0.8%
2003-1	3,469	25	13	2.1	5,108	25	13	2.0
2003-2	-	25	12	1.9	2,272	25	12	1.9
2003-3	1,436	25	10	2.7	2,402	25	12	2.7
Other (B)	1	25	17	12.5	138	25	18	11.3
Total	$6,903				$12,788

(A)     We established the trust upon securitization of the underlying loans, which generally were originated by us.
(B)     Other than Estimated Fair Value, amounts consist of weighted averages of multiple securities.

Table 3 — Mortgage Securities - Trading
(dollars in thousands)
As of December 31, 2009
		Amortized Cost		Number of	Weighted
S&P Rating	Original Face	Basis	Fair Value	Securities	Average Yield
Subordinated Securities:
Non-investment Grade (B)	$435,114	$103,638	$959	89	2.10%
Residual Securities:
Unrated	59,500	374	128	1	25.00
Total	$494,614	$104,012	$1,087	90	4.79%

As of December 31, 2008
		Amortized Cost		Number of	Weighted
S&P Rating	Original Face	Basis	Fair Value	Securities	Average Yield
Subordinated Securities:
Investment Grade (A)	$12,505	$11,891	$833	3	6.25%
Non-investment Grade (B)	422,609	406,125	5,547	87	8.08
Total Subordinated Securities	435,114	418,016	6,380	90	7.84
Residual Securities:
Unrated	59,500	15,952	705	1	25.00
Total	$494,614	$433,968	$7,085	91	9.55%

(A)	Investment grade includes all securities with S&P ratings above BB+.
(B)	Non-investment grade includes all securities with S&P ratings below BBB-.

We re-securitized, by way of a Collateralized Debt Obligation (“CDO”), some of the mortgage securities – trading we own in the first quarter of 2007. We retained a residual interest in the CDO. However, due to the poor performance of the securities within the CDO, our residual interest in the CDO is not providing any cash flow to us and has no economic value. As discussed under the heading Assets and Liabilities of Consolidated Securitization Trusts, the assets in the CDO have no economic benefit to us and we have no control over these assets. We have also provided the assets and liabilities of the trusts on a separate and combined basis.

Real Estate Owned. Real estate owned includes the value of properties for foreclosed loans owned by securitization trusts, as discussed under “Mortgage Loans – Held-in-Portfolio”. We consolidate the assets and liabilities as part of the securitization trust. A servicer that is independent from us and the trusts services the mortgage loans and processes defaults for liquidation. Proceeds from liquidation of this real estate will flow through the trust and will generally be paid to third party bondholders. The amount of real estate owned is dependent upon the number of the overall mortgage loans outstanding, the rate of defaults, the timing of liquidations and the estimated fair value of the real estate. The decrease in the amount of real estate owned from December 31, 2008 to December 31, 2009 results from the declining number of total loans as well as the decreasing estimated value of the real estate.

Under “Assets and Liabilities of Consolidated Securitization Trusts”, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Accrued Interest Receivable. Accrued interest receivable includes the interest due from individual borrowers to the trusts who own the mortgage loans – held-in-portfolio. For all mortgage loans that do not carry mortgage insurance, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when a loan becomes 90 days delinquent. For mortgage loans that do carry mortgage insurance, the accrual of interest is only discontinued when in management’s opinion, the interest is not collectible. Management generally deems all of the accrued interest on loans with mortgage insurance to be collectible. Potential losses related to accrued interest receivable are factored into the severity of losses as part of the allowance for doubtful accounts calculation. The quantity of delinquent loans has significantly increased, as a% of total loans outstanding, from December 31, 2008 to December 31, 2009. Therefore, the amount of accrued interest has also decreased, although the amounts increased in relation to the percentage of the outstanding principal.

Under “Assets and Liabilities of Consolidated Securitization Trusts”, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Other Assets. Other assets include prepaid insurance, capitalized furniture and office equipment, appraisal fee receivables and other notes receivables. This balance increased in 2009 compared to 2008 due to notes receivable and an increase in appraisal fee receivables, which was caused by higher volume.

Asset-backed Bonds Secured by Mortgage Assets. During 2006 and 2007, we executed three mortgage loans securitizations and one mortgage security re-securitization (a CDO). We consolidate the assets and liabilities of the securitization trusts under GAAP. The asset-backed bonds are obligations of the trusts and will be repaid using collections of the securitized assets. The trusts have no recourse to our other, unsecuritized assets. The assets securing these obligations are discussed under “Mortgage Loans – Held-in-Portfolio” and “Mortgage Securities –Trading.” The balances of the asset-backed bonds have decreased during 2009 as the bonds have repaid. We record the value of the bonds secured by loans at the value of the proceeds, less repayments. We record the CDO (secured by mortgage securities) at its fair value. These balances will decrease going forward as the underlying assets repay or may be charged off as the assets are deemed to be insufficient to fully repay the bond obligations.

Under the “Assets and Liabilities of Consolidated Securitization Trusts”, we have provided the assets and liabilities of the trusts on a separate and combined basis.

Junior Subordinated Debentures. We have $78.1 million in principal amount of unsecured notes payable to two unconsolidated trusts, the Consolidated Balance Sheets includes $77.8 million which is net of debt issuance costs. These notes secure trust preferred securities issued by the trusts.

During 2009, the Company executed the necessary documents to complete an exchange of the Notes for new preferred obligations. The Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million. In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts which were recorded in the “Professional and outside services” line item on the Consolidated Statements of Operations.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. The Company did not trigger the Interest Coverage Trigger as of December 31, 2009, although it could be triggered during 2010 under certain of our projections. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum.

During 2008, these notes carried an interest rate of three-month LIBOR plus 3.5%. During 2008, we purchased trust preferred securities with a par value of $6.9 million for $0.6 million. As a result, $6.9 million of principal and accrued interest of $0.2 million of the notes was retired and the principal amount, accrued interest, and related unamortized debt issuance costs were removed from the Consolidated Balance Sheets resulting in a gain of $6.4 million, recorded to the “Gains on debt extinguishment” line item of the Consolidated Statements of Operations.

Due to Servicer. The mortgage loans – held-in-portfolio on our Consolidated Balance Sheets have been securitized and we consolidate the securitized trust. In accordance with the agreements for the securitized mortgage loans, the servicer of the loans is required to make regularly scheduled payments to the bondholders, regardless of whether the borrower has made payments as required. The servicer is required to make advances from its own funds. Upon liquidation of defaulted loans, the servicer is repaid the advanced funds. Until such time as the loans liquidate, the trust has an obligation to the servicer, which we have classified as “Due to servicer” on the Consolidated Balance Sheets. The amount of the obligation is dependent on the rate and timing of delinquencies of the individual borrowers. During 2008 and 2009, the trusts experienced a significant increase in the amount of delinquencies, which increases the amount of advances the servicer has made to the bondholders and therefore increases the liability to the servicer.

Dividends Payable. During 2004, we issued $74.8 million in Series C Preferred Stock with a dividend equivalent to 8.9%. During 2007, we issued $50 million of Series D1 Preferred Stock with a dividend equivalent to 9.0%. We have failed to make all dividend payments since October 2007. As a result, the Series D1 Preferred Stock dividend increased to an equivalent of 13.0%, retroactive and compounded to the beginning of the first quarter in which the dividends were not paid. The unpaid dividends continue to accrue and have resulted in the large increase in unpaid dividends recorded in our Consolidated Balance Sheets.

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

Table 4— Accounts Payable and Other Liabilities
(dollars in thousands)
	December 31,
	2009	2008
Accrued expenses and other liabilities	$10,248	$6,198
Taxes payable	4,245	3,893
Interest payable	751	10,177
Value of derivatives owned by mortgage loan securitization trusts	157	9,102
Obligations under office space lease	-	4,558

Total	$15,401	$33,928

Liabilities of Discontinued Operations. During 2007 and 2008, we discontinued our mortgage lending operations. In the normal course of operations in 2009, we paid the liabilities and obligations of the discontinued operations and therefore had no liabilities of discontinued operations as of December 31, 2009.

Stockholders’ Deficit. As of December 31, 2009 and 2008 our total liabilities exceeded our total assets under GAAP by $1.1 billion and $876.8 million, respectively.

The liabilities of the securitization trusts exceed the assets of those trusts as of December 31, 2009 and December 31, 2008 by $1.0 billion and $932.1 million, respectively. These amounts do not include any adjustments for intercompany eliminations, see Table 8 for further detail. The severe devaluation of the mortgage assets, as discussed in the respective categories above, has resulted in the significant deficit of these trusts. The assets and liabilities of these trusts are consolidated under GAAP. Due to the significant impact to our financial statements of these trusts, we have also provided the assets and liabilities of the trusts on a separate and combined basis under “Assets and Liabilities of Consolidated Securitization Trusts.”

The significant increase in our shareholders’ deficit during 2009 results from our large net loss, driven primarily by valuation allowances taken on our mortgage loans.

Results of Operations – Consolidated Earnings Comparisons

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Net Interest (Expense) Income. As discussed above, in general, our mortgage assets have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. Interest income has declined as these assets have declined due to repayments and liquidations. Interest expense has declined as the related principal balances have declined. Also, interest expense is adjustable, generally based on a spread to LIBOR. LIBOR was lower during 2009 than 2008.

Table 5— Net Interest Expense
(dollars in thousands)
	For the Year Ended
	December 31,
	2009	2008
Interest income:
Mortgage securities	$21,656	$46,997
Mortgage loans held-in-portfolio	131,301	186,601
Other interest income	887	1,411
Total interest income	153,844	235,009
Interest expense:
Short-term borrowings secured by mortgage securities	-	436
Asset-backed bonds secured by mortgage loans	21,290	95,012
Asset-backed bonds secured by mortgage securities	2,129	13,271
Junior subordinated debentures	1,128	6,261
Total interest expense	24,547	114,980
Net interest income before provision for credit losses	129,297	120,029
Provision for credit losses	(260,860)	(707,364)
Net interest (expense)	$(131,563)	$(587,335)

Provision for Credit Losses. The provision for credit losses relates to mortgage loans which have been securitized. As discussed above, in general, the credit quality of the securitized mortgage loans significantly deteriorated during 2008 and 2009 due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. A significant portion of the securitized loans have become uncollectible or will only be partially collected. Approximately 20% of our loans held in portfolio were greater than 90 days delinquent at December 31, 2008, and approximately 20% were in foreclosure. As of December 31, 2009, this delinquency percentage decreased to approximately 16% while loans in foreclosure increased to approximately 36%. As loans transition into REO status, an estimated loss is recorded until the property is sold or liquidated. For the NHEL 0601 and MTA 0601 transactions, we valued REO property at 50% of its current principal balance as of December 31, 2009, compared to 55% as of December 31, 2008. Because of the increased loss severity, NHEL 0701 property was valued at 35% in 2009; a 5% decrease from 2008. Provisions for these losses have increased in connection with the declining credit quality of the loans. We took charges to income totaling $260.9 million and $707.4 million during the year ended December 31, 2009 and 2008, respectively.

Gains on Debt Extinguishment. See discussion under “Financial Condition – Junior Subordinated Debentures”.

(Losses) Gains on Derivative Instruments. We have entered into derivative instrument contracts that do not meet the requirements for hedge accounting treatment, but contribute to our overall risk management strategy by serving to reduce interest rate risk related to short-term borrowing rates. The derivative instruments for which the value is on our Consolidated Balance Sheets are owned by securitization trusts. Derivative instruments transferred into a securitization trust are administered by the trustee in accordance with the trust documents. These derivative instruments are used to mitigate interest rate risk within the related securitization trust and will generally increase in value as short-term interest rates increase and decrease in value as rates decrease.

As a result of declining interest rates and declining values of the credit default swaps (“CDS”), the losses on derivative instruments from continuing operations were $4.7 million and $18.1 million for the years ended December 31, 2009 and 2008, respectively. The losses decreased in 2009 as compared to 2008 due to the expiration of many of the derivative instrument contracts during 2008 and 2009.

Fair Value Adjustments. Adjustment for changes in value on our trading securities and the asset-backed bonds issued in our CDO transaction executed are recorded as Fair Value Adjustments. The significant value declines in 2009 and 2008 were a result of significant spread widening in the subprime mortgage market for these types of asset-backed securities as well as poor credit performance of the underlying mortgage loans. By the end of 2008, the total value of the trading securities and the asset-backed bonds had declined significantly, resulting in a lower overall adjustment in 2009 when compared to 2008.

Impairment on Mortgage Securities – Available-for-Sale. To the extent that the cost basis of mortgage securities – available-for-sale exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The large impairments in 2009 and 2008 were primarily driven by an increase in actual and projected losses due to the deteriorating credit quality of the loans underlying the securities. By the end of 2008, the total value of the available-for-sale securities had declined significantly, resulting in a lower overall impairment in 2009 when compared to 2008.

Premiums for Mortgage Loan Insurance. Premiums for mortgage insurance are for credit default insurance for mortgage loans – held-in-portfolio, which have been securitized and are owned by securitization trusts. The premiums are paid by the trust from the loan proceeds. Premiums are based on a percentage of the individual loan principal outstanding. The decrease in premiums on mortgage loan insurance for 2009 as compared to 2008 is due to the decrease in the principal balance of mortgage loans-held-in-portfolio.

Appraisal Fee Income and Expense. Fees are collected from customers (borrowers or lenders), a portion of which is paid to independent mortgage loan appraisers. Fee income and expense is recognized when the appraisal is completed and delivered to the customer. During the year ended December 31, 2009, the unit volume appraisal services increased significantly, resulting in revenue and expense increasing significantly when comparing to the year ended December 31, 2008. We acquired a 75% interest in StreetLinks on August 1, 2008, and therefore recognized minimal revenue and incurred minimal expense for appraisal management services during the year ended December 31, 2008. Following is a summary of the unit count of completed orders:

Table 6 — Appraisals Completed 2009
First quarter	4,809
Second quarter	27,440
Third quarter	26,960
Fourth quarter	24,965

Year ended December 31, 2009	84,174

General and Administrative Expenses. Total general and administrative expenses increased from $24.4 million during 2008 to $31.6 million during 2009 due to the additional general and administrative expenses resulting from a full year of operations from StreetLinks. During late 2007 and into early 2008, we eliminated a significant portion of our administrative overhead. We terminated officers and staff in our executive, information systems, legal, human resource and finance/accounting departments. We also terminated numerous contracts for professional services. One of management’s key focuses during 2008 was to reduce or eliminate all unnecessary general and administrative expenses. The result of these efforts was a significant decline in the corporate general administrative expenses for 2008 and 2009. Excluding the impact of StreetLinks, general and administrative expenses declined by $5.5 million.

Income Taxes. During 2009, we recognized tax expense of $1.1 million from continuing operations. $1.6 million of this was due to taxes related to excess inclusion income, net of $0.5 million of income tax benefit primarily attributed to the release of tax liability related to uncertain tax positions due to the lapse of statute of limitations and changes in management’s judgment regarding those positions.

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

Due to the valuation allowance recorded against deferred tax assets, no tax benefit is recognized on tax losses incurred in 2009 and 2008.

As of December 31, 2009 and 2008, we reflect $4.2 million and $3.8 million in other tax liability, respectively which are recorded in “Accounts Payable and Other Liabilities”. This balance is primarily comprised of tax liability on uncertain tax positions, interest and penalties and a portion of this amount is an obligation of one of the Company’s securitization trusts and as such will be paid out of the trust’s assets.

Contractual Obligations

We have entered into certain long-term debt, lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations, as of December 31, 2009, other than short-term borrowing arrangements.

Table 7 — Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Estimated long-term debt payments
(A)	$2,677,742	$290,465	$476,342	$735,727	$1,175,208
Junior subordinated debentures (B)	98,192	781	1,563	1,563	94,285
Operating leases (C)	4,568	1,711	2,160	624	73
Total, consolidated obligations	2,780,502	292,957	480,065	737,914	1,269,566
Non-recourse obligations	(2,677,742)	(290,465)	(476,342)	(735,727)	(1,175,208)

Recourse obligations	$102,760	$2,492	$3,723	$2,187	$94,358

(A)	The asset-backed bonds will be repaid only to the extent there is sufficient cash receipts on the underlying mortgage loans, which collateralize the debt. The trusts that own these assets and asset-backed obligations have no recourse to us for any shortfall. The timing of the repayment of these mortgage loans is affected by prepayments. These amounts include expected interest payments on the obligations. Interest obligations on our variable-rate long-term debt are based on the prevailing interest rate at December 31, 2009 for each respective obligation.
(B)	The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations. Interest obligations on our junior subordinated debentures are based on the prevailing interest rate at December 31, 2009 for each respective obligation. On February 18, 2009, the Company, NMI, NovaStar Capital Trust I and NovaStar Capital Trust II and the trust preferred security holders entered into agreements to exchange the existing preferred obligations for new preferred obligations. The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2016, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger”.
(C)	The operating lease obligations do not include rental income of $1.2 million to be received under sublease contracts.

Liquidity and Capital Resources

Although StreetLinks was not cash flow-positive during 2009, largely due to costs associated with infrastructure development, gross appraisal fee income is expected to be a substantial source of our cash flows in 2010. We are currently projecting an increase in cash flows over the course of the next year as we continued to grow our customer base. New regulations issued by federal agencies, especially those effective in the first quarter of 2010, have positively impacted StreetLinks sales efforts. With StreetLinks infrastructure in place and added efficiencies gained through automation, we expect the general and administrative expenses to decrease in proportion to the increased production. Continued increases in appraisal volume and relatively lower operating costs will drive positive earnings and cash flow from StreetLinks during 2010.

Our residual and subordinated mortgage securities are a significant source of positive cash flows. Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

As of March 30, 2010, we had approximately $15.5 million in cash on hand (including restricted cash of $1.8 million). In addition to our operating expenses, which currently approximate $0.7 million per month, we have quarterly interest payments due on our trust preferred securities. The next payment on the trust preferred securities is due on March 30, 2010 and totals $0.1 million. Advent does not currently have any significant cash inflows or outflows and management is continuing to evaluate it as a viable business and management does not believe that cash flows or outflows will be significant during fiscal 2010. Our current projections indicate sufficient available cash and cash flows to meet these payment needs. However, our mortgage securities cash flows are volatile and uncertain in nature, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from StreetLinks will offset any reduction in our mortgage securities cash flows.

As discussed in Item 3. Legal Proceedings we are the subject of various legal proceedings, the outcome of which is uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. If the cash flows from StreetLinks and our mortgage securities are less than currently anticipated, it would negatively affect our results of operations, financial condition, liquidity and business prospects. However management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

Overview of Cash Flow for the Year Ended December 31, 2009

During 2007 and early 2008, we discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations. Prior to exiting the lending business, we sold the majority of the loans we originated to securitization trusts. Three of these securitization trusts are consolidated for financial reporting under GAAP, which means all of the assets and the liabilities of the trust are included in our consolidated financial statements. Our results of operations and cash flows include the activity of these trusts. The cash proceeds from the repayment of the loan collateral are owned by the trust and serve to only repay the obligations of the trust. We do not collect the cash and we are not responsible for the obligations of the trust. Principal and interest on the bonds (securities) of the trust can only be paid if there is sufficient cash flow from the underlying collateral. We own some of the securities issued by the trust, which are a significant source of possible cash flow. As a result of the national economic crises, the loans within these trusts have very high rates of default. Therefore, the cash flow on the securities we own has declined significantly within the past two years.

We have provided a summary of the cash flow for the securitization trusts under “Assets and Liabilities of Consolidated Securitization Trusts”.

Following are the primary and simplified sources of cash receipts and disbursements, excluding the impact of the securitization trusts.

Table 8 — Primary Sources of Cash Receipts and Disbursements
(dollars in thousands)
	For the Years Ended
	December 31,
	2009	2008
Primary sources:
Fees received for appraisal management services	$30,607	$2,263
Cash flows received from mortgage securities	18,479	59,912

Primary uses:
Payment of corporate, general and administrative
expenses	(25,739)	(37,832)
Payments for appraisals and related administrative
expenses	(30,140)	(3,453)
Payments for Advent’s startup and other expenses	(4,255)	-
Issuance of notes and other receivables	(4,277)	-
Repayment of short-term borrowings	-	(45,488)

Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows from our consolidated statements of cash flows for years ended December 31, 2009 and 2008.

Table 9 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)
	For the Years Ended
	December 31,
	2009	2008
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$67,218	$29,566
Cash flows provided by investing activities	246,616	493,579
Cash flows used in financing activities	(331,520)	(523,719)

Operating Activities. Net cash provided by operating activities increased by $37.7 million in 2009 as compared to 2008. The increase in cash provided by operating activities was substantially related to the increase in the balance of the amounts due to servicer. Operating activities, other than the cash flow of the securitized loan trusts, generated a net use of cash during the year ended December 31, 2009. See a discussion of the impact of the consolidated loan trusts under “Assets and Liabilities of Consolidated Securitization Trusts.”

Investing Activities. In 2009, net cash provided by investing activities decreased by $247.0 million as compared to 2008. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans. Our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio and lower cash proceeds from the sale of assets acquired through foreclosure. We also experienced a decrease in payments received on our mortgage securities during 2009 as compared to 2008 as a result of poor credit performance of the underlying loans.

Financing Activities. Net cash used in financing activities decreased by $192.2 million in 2009 as compared to 2008. All short term borrowings were paid off in 2008 and we also experienced a decrease in paydowns of our asset-backed bonds during the year.

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received From Our Mortgage Securities Portfolio. A significant source of cash flows is the proceeds we receive from our mortgage securities. The cash flows we receive on our mortgage securities—available-for-sale are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:
  Higher credit losses have decreased cash available to distribute with respect to our securities,
  As short-term interest rates decline, the net spread to us increases and if short-term interest rates increase, the spread we receive will decline,
  We have lower average balances of our mortgage securities—available-for-sale portfolio as the securities have paid down and we have not acquired new bonds

Cash Received From StreetLinks. During 2009, StreetLinks significantly increased its customer base and with a full year of operations received cash of $30.6 million in gross proceeds for appraisal management services compared to $2.3 million during 2008. We are currently projecting an increase in these cash flows during fiscal 2010 as we continue to increase our customer base. New regulations issued by federal agencies, especially those effective in the first quarter of 2010, have positively impacted StreetLinks sales efforts. With StreetLinks infrastructure in place and added efficiencies gained through automation, we expect the general and administrative expenses to decrease in proportion to the increased production. Continued increases in appraisal volume and relatively lower operating costs will result in positive earnings and cash flow from StreetLinks.

Collateral Returned from Surety Bond Holders. See discussion under Restricted Cash. We have $3.8 million collateral outstanding for surety bond holders. When the cash collateralizing the surety bond letters of credit is released, it will become unrestricted and available for general corporate purposes. We cannot predict the timing of the release. Subsequent to December 31, 2009, $2.9 million in collateral was released and as of March 30, 2010 $1.8 million remains restricted.

Proceeds from Repayments of Mortgage Loans. As we discussed above, significant cash is collected by the securitization trusts from the payment of principal and interest on securitized loans and securities. The cash is retained by the trust and is used to repay obligations (primarily to bondholders) of the trust. The cash is not available to us and we are not responsible for the obligations of the trust. For the year ended December 31, 2009 repayments on the mortgage loans held-in-portfolio totaled $98.9 million compared to $288.2 million during 2008.

Primary Uses of Cash

Payments of General and Administrative Expenses. We continue to have significant general and administrative expenses associated with managing and operating our business. These expenses include staff and management compensation and related benefit payments, professional expenses for audit, tax and related services, legal services, rent and general office operational costs.

Repayments of Long-Term Borrowings and Interest. As of December 31, 2009, we had $78.1 million in outstanding principal of junior subordinated debentures relating to the trust preferred securities of NovaStar Capital Trust I and NovaStar Capital Trust II, $77.8 million is included on the Consolidated Balance Sheets which is net of debt issuance costs. For 2008, periodic interest payments were based on a variable interest rate of three-month LIBOR plus 3.5% which resets quarterly. During 2009, we restructured our obligations under the junior subordinated debentures, which we expect to reduce cash requirements for interest in the near term. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum, see Note 6 to the consolidated financial statements for further details. See Table 6 for an estimate of our contractual obligations related to these junior subordinated debentures.

Repayments of Short-term Borrowings. During 2008, we repaid all short-term borrowings that were outstanding as of December 31, 2008, totaling $45.5 million. We have no outstanding borrowing arrangements and therefore no cash will be used to repay borrowings.

Settlement of Legal Disputes. See Item 3. Legal Proceedings. During 2008 and 2009, we made several payments to settle legal disputes resulting from our legacy lending and servicing operations. We have several pending legal actions. For those actions where we are the defendant, we are contesting plaintiffs’ claims. In the event we are not successful in our defense, we may be required to make payments for settlements or judgments that are not covered by insurance.

Investment in Advent. During 2009, we invested capital in Advent in order to acquire and develop Advent’s business model. We will continue to invest in Advent in 2010 while we evaluate its business model, however we will limit the negative impact on liquidity and do not believe that Advent will be a significant use or source of cash during 2010.

Consolidated Securitization Trusts

During 2006 and 2007, we executed loan securitization transactions that did not meet the criteria necessary for derecognition of the securitized assets and liabilities pursuant to Accounting for Transfers of Financial Assets and Repurchase Financing Transactions and related authoritative accounting literature. As a result, the assets and liabilities relating to this securitization are included in our consolidated financial statements.

At the time these loans were securitized, we owned significant beneficial interests in the securitized loan pools, including various subordinated bond classes and the residual interests in these pools. For the 2006 securitized loan pools, we owned the right to unilaterally place certain derivative instruments into the securitization trust and to repurchase a limited number of loans from the trust for any reason and at any time. For the 2007 securitized loan pool, we determined that we excessively benefited from the derivatives transferred to the trust at inception.

During 2007, we also securitized certain mortgage securities through a CDO structure.

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

While the securities, loans and bond liabilities, along with miscellaneous related assets and liabilities, remain on our Consolidated Balance Sheets as presented in accordance with accounting principles generally accepted in the United States of America, we have no ability to control the assets, no obligations related to the trust payables, and no significant economic benefit from our ownership interests issued by the trust. Likewise, the income and expenses associated with these assets and liabilities represent earnings and costs of the securitization trust, but have no bearing on our performance due to the current economic condition of the trusts.

Below is financial information for each of the securitization trusts we consolidate and for the total of all consolidated trusts combined.

The discussion of the individual line items within this financial information is included in the discussion of our consolidated financial statements in the applicable forgoing sections of this report and is considered non-GAAP financial information.

Table 10 – Principal Assets and Liabilities of Securitization Trusts (A)
(dollars in thousands)
	December 31, 2009					December 31, 2008
			NHES					NHES
		NHES	2006	NHES			NHES	2006	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	MTA1	2007-1	Total
Assets
Mortgage loans – held in portfolio, net
of allowance	$-	$292,417	$397,212	$608,016	$1,297,645	$-	$411,146	$523,183	$847,962	$1,782,291
Trading securities	961	-	-	-	961	5,199	-	-	-	5,199
Real estate owned	-	20,490	14,327	29,184	64,001	-	23,289	9,233	37,958	70,480
Accrued interest receivable	-	21,053	6,503	46,470	74,026	-	22,566	10,134	44,592	77,292

Liabilities
Asset-backed bonds secured by
mortgage loans	$-	$495,383	$618,931	$1,241,501	$2,355,815	$-	$572,970	$700,335	$1,398,115	$2,671,420
Asset-backed bonds secured by
mortgage securities	961	-	-	-	961	5,384	-	-	-	5,384
Other liabilities	22,199	46,335	28,366	108,085	204,985	24,748	47,418	22,401	104,439	199,006

(A)	Stand-alone balances do not include impact of intercompany eliminations.

Table 11 - Principal Revenues and Expenses of Securitization Trusts (A)
(dollars in thousands)
	For the Year Ended December 31, 2009					For the Year Ended December 31, 2008
			NHES
		NHES	2006	NHES			NHES	NHES	NHES
	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	2006 MTA1	2007-1	Total
Interest Income	$9,445	$31,002	$20,630	$78,385	$139,462	$26,306	$45,160	$27,555	$109,295	$208,316
Interest expense	3,002	4,166	7,151	12,733	27,052	13,124	22,453	25,843	54,874	116,294
Provision for credit losses	-	(68,183)	(59,882)	(132,795)	(260,860)	-	(127,485)	(165,063)	(414,816)	(707,364)
Servicing fee expense	-	2,292	2,401	5,946	10,639	-	3,129	2,736	7,732	13,597
Mortgage insurance	-	798	171	5,072	6,041	-	4,216	292	11,310	15,818
Other income (expense)	(5,194)	-	-	(4,544)	(9,738)	(15,550)	-	-	(4,844)	(20,394)

(A)	Stand-alone balances do not include impact of intercompany eliminations.

Table 12 – Summary of Cash Flows of Securitization Trusts (A)
(dollars in thousands)
	For the Year Ended December 31, 2009					For the Year Ended December 31, 2008
			NHES
		NHES	2006	NHES			NHES	NHES	NHES
Net cash flow from:	CDO	2006-1	MTA1	2007-1	Total	CDO	2006-1	2006 MTA1	2007-1	Total
Operating activities	$(2,222)	$20,142	$21,301	$43,455	$82,676	$(7,441)	$20,927	$(4,415)	$43,622	$52,693
Investing activities	3,396	51,774	60,389	115,925	231,484	16,135	135,777	70,706	195,954	418,572
Financing activities	(1,174)	(71,916)	(81,690)	(159,380)	(314,160)	(8,694)	(156,704)	(66,291)	(239,576)	(471,265)

(A)	Stand-alone balances do not include impact of intercompany eliminations.

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
  Prepayment penalties received from borrowers who pay off their loans early in their life.
  Overcollateralization which is designed to protect the primary bondholder from credit loss on the underlying loans.
The subordinated securities we retained in our securitization transactions have a stated principal amount and interest rate. The performance of the securities is dependent upon the performance of the underlying pool of securitized mortgage loans. The interest rates these securities earn are variable and are subject to an available funds cap as well as a maximum rate cap. The securities receive principal payments in accordance with a payment priority which is designed to maintain specified levels of subordination to the senior bonds within the respective securitization trust. Because the subordinated securities are rated lower than AA, they are considered low credit quality and we account for the securities based on guidance set forth from Beneficial Interests in Securitized Financial Assets using the effective yield method. The fair value of the subordinated securities is based on quoted third-party market prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds.

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

An internally developed migration analysis is the primary tool used in analyzing our allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. We also take into consideration our use of mortgage insurance as a method of managing credit risk and current economic conditions, experience and trends. We pay mortgage insurance premiums on a portion of the loans maintained on our Consolidated Balance Sheets and have included the cost of mortgage insurance in our statement of operations.

Approximately 20% of our loans held in portfolio were greater than 90 days delinquent at December 31, 2008, and approximately 20% were in foreclosure. As of December 31, 2009, this delinquency percentage decreased to approximately 16% while loans in foreclosure increased to approximately 36%. As loans transition into REO status, an estimated loss is recorded until the property is sold or liquidated. For the NHEL 0601 and MTA 0601 transactions, we valued REO property at 50% of its current principal balance as of December 31, 2009, compared to 55% as of December 31, 2008. Because of the increased loss severity, NHEL 0701 property was valued at 35% in 2009; a 5% decrease from 2008.Our estimate of expected losses could increase if our actual loss experience is different than originally estimated. In addition, our estimate of expected losses could increase if economic factors change the value we could reasonably expect to obtain from the sale of the property.

Real Estate Owned. Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. We estimate fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets. Adjustments to the loan carrying value required at time of foreclosure are charged against the allowance for credit losses. Costs related to the development of real estate are capitalized and those related to holding the property are expensed. Losses or gains from the ultimate disposition of real estate owned are charged or credited to earnings.

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

Deferred Tax Asset, net. We recorded deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. A deferred tax liability was recognized for all future taxable temporary differences, while a deferred tax asset was recognized for all future deductible temporary differences, operating loss carryforwards and tax credit carryforwards. In accordance with Income Taxes guidance, we recorded deferred tax assets and liabilities using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

In determining the amount of deferred tax assets to recognize in the financial statements, we evaluate the likelihood of realizing such benefits in future periods. Income Taxes guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income Taxes guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

Under Income Taxes guidance, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis, and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credits carryforwards expiring, and adverse industry trends.

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

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of our deferred tax assets will be realized, we consider all alternative sources of taxable income identified in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in Income Taxes guidance include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

Impact of Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December, 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance will become effective for all VIEs the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance will therefore not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also requires the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company will provide the presentation and disclosure requirements in the amended consolidation guidance in its financial statements for the three month period ending March 31, 2010.

Subsequent to December 31, 2009, there were certain events which the Company has determined should result in a reassessment of the consolidation of the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitizations. Based on the provisions of the amended guidance and the conclusion by Company management that a new transfer date has occurred for the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitizations, the Company anticipates that it will deconsolidate the assets and liabilities of the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitization trusts and will record a gain during the three month period ending March 31, 2010. See Note 20 to the consolidated financial statements for further details.

As a result of the analysis, the Company does not anticipate any impact to the Company’s financial statements upon the Company’s initial adoption of the amended Transfers and Servicing guidance and the amended Consolidation guidance on January 1, 2010. However, as discussed above, the Company re-evaluated the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during 2010, the application of the amended Transfers and Servicing guidance will result in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the three month period ending March 31, 2010. See Note 20 to the consolidated financial statements for further details.

Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued new fair value disclosure guidance. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP. As a result, financial activities and the Consolidated Balance Sheets are measured with reference to historical cost or fair market value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)
	December 31,
	2009	2008
Assets
Unrestricted cash and cash equivalents	$7,104	$24,790
Restricted cash	5,342	6,046
Mortgage loans – held-in-portfolio, net of allowance of $712,614 and $776,001, respectively	1,289,474	1,772,838
Mortgage securities – trading	1,087	7,085
Mortgage securities – available-for-sale	6,903	12,788
Real estate owned	64,179	70,480
Accrued interest receivable	74,025	77,292
Other assets	11,377	5,704
Assets of discontinued operations	-	1,441
Total assets	$1,459,491	$1,978,464

Liabilities and Shareholders’ Deficit
Liabilities:
Asset-backed bonds secured by mortgage loans	$2,270,602	$2,599,351
Asset-backed bonds secured by mortgage securities	968	5,376
Junior subordinated debentures	77,815	77,323
Due to servicer	136,855	117,635
Dividends payable	34,402	19,088
Accounts payable and other liabilities	15,401	33,928
Liabilities of discontinued operations	-	2,536
Total liabilities	2,536,043	2,855,237

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference
per share; 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference
per share; 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,368,053 and 9,368,053 shares, issued and outstanding, respectively	94	94
Additional paid-in capital	786,989	786,279
Accumulated deficit	(1,868,398)	(1,671,984)
Accumulated other comprehensive income	5,111	8,926
Other	(70)	(139)
Total NovaStar shareholders’ deficit	(1,076,223)	(876,773)
Noncontrolling interests	(329)	-
Total shareholders’ deficit	(1,076,552)	(876,773)
Total liabilities and shareholders’ deficit	$1,459,491	$1,978,464

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share amounts)
	For the Year Ended
	December 31,
	2009	2008
Interest income	$153,844	$235,009
Interest expense	24,547	114,980
Net interest income before provision for credit losses	129,297	120,029
Provision for credit losses	(260,860)	(707,364)
Net interest expense after provision for credit losses	(131,563)	(587,335)

Other operating expense:
Gains on debt extinguishment	-	6,418
Losses on derivative instruments	(4,665)	(18,094)
Fair value adjustments	(6,743)	(25,743)
Impairments on mortgage securities – available-for-sale	(1,198)	(23,100)
Servicing fee expense	(10,639)	(13,596)
Appraisal fee income	31,106	2,524
Appraisal fee expense	(21,467)	(1,693)
Premiums for mortgage loan insurance	(6,178)	(15,847)
Other (expense) income, net	876	(19)
Total other operating expense	(18,908)	(89,150)

General and administrative expenses:
Office administration	4,774	9,407
Professional and outside services	7,081	7,019
Compensation and benefits	5,594	5,944
Other appraisal management expenses	12,633	1,170
Other	1,495	881
Total general and administrative expenses	31,577	24,421

Loss from continuing operations before income tax provision	(182,048)	(700,906)
Income tax provision expense (benefit)	1,108	(17,594)
Loss from continuing operations	(183,156)	(683,312)
Income from discontinued operations, net of income tax	-	22,830
Net loss	(183,156)	(660,482)
Less net loss attributable to noncontrolling interests	(2,054)	-
Net loss available to common shareholders	$(181,102)	$(660,482)
Basic earnings per share:
Loss from continuing operations available to common shareholders	$(20.97)	$(74.81)
Income from discontinued operations, net of income tax	-	2.44
Net loss available to common shareholders	$(20.97)	$(72.37)
Diluted earnings per share:
Loss from continuing operations available to common shareholders	$(20.97)	$(74.81)
Income from discontinued operations, net of income tax	-	2.44
Net loss available to common shareholders	$(20.97)	$(72.37)
Weighted average basic shares outstanding	9,368,053	9,338,131
Weighted average diluted shares outstanding	9,368,053	9,338,131

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

		Convertible				Accumulated
	Redeemable	Participating		Additional		Other		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Shareholders’
	Stock	Stock	Stock	Capital	Deficit	(Loss) Income	Other	Deficit
Balance, January 1, 2008	$30	$21	$94	$786,342	$(996,649)	$(1,117)	$(209)	$(211,488)
Forgiveness of founders’ notes
receivable	-	-	-	-	-	-	70	70
Compensation recognized under
stock compensation plans	-	-	-	(63)	-	-	-	(63)
Accumulating dividends on
preferred stock	-	-	-	-	(15,273)	-	-	(15,273)
Other	-	-	-	-	420	-	-	420
Comprehensive loss:
Net loss	-	-	-	-	(660,482)	-	-	(660,482)
Other comprehensive income	-	-	-	-	-	10,043	-	10,043
Total comprehensive loss	-	-	-	-	-	-	-	(650,439)
Balance, December 31, 2008	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$(139)	$(876,773)

Continued

	Total NovaStar Financial, Inc. Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other			Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Other	Interest	Deficit
Balance, January 1, 2009	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$(139)	$-	$(876,773)
Forgiveness of founder’s notes
receivable	-	-	-	-	-	-	69	-	69
Compensation recognized under
stock compensation plans	-	-	-	710	-	-	-	-	710
Accumulating dividends on
preferred stock	-	-	-	-	(15,312)	-	-	-	(15,312)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	525	525
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	1,200	1,200
Comprehensive loss:
Net loss	-	-	-	-	(181,102)	-	-	(2,054)	(183,156)
Other comprehensive loss	-	-	-	-	-	(3,815)	-	-	(3,815)
Total comprehensive loss	-	-	-	-	-	-	-	-	(186,971)
Balance, December 31, 2009	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)

See notes to consolidated financial statements.									Concluded

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(183,156)	$(660,482)
Income from discontinued operations	-	22,830
Loss from continuing operations	(183,156)	(683,312)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Impairment on mortgage securities - available-for-sale	1,198	23,100
Losses on derivative instruments	4,665	18,094
Depreciation expense	869	1,124
Amortization of deferred debt issuance costs	2,239	3,081
Compensation recognized under stock compensation plans	710	(63)
Provision for credit losses	260,860	707,364
Amortization of premiums on mortgage loans	2,443	13,366
Interest capitalized on loans held-in-portfolio	(1,550)	(19,858)
Forgiveness of founders’ promissory notes	69	70
Provision for deferred income taxes	-	(13,805)
Fair value adjustments	6,743	25,743
Accretion of available-for-sale and trading securities	(23,528)	(50,399)
Gains on debt extinguishment	-	(6,418)
Changes in:
Accrued interest receivable	3,267	(15,588)
Other assets	(4,170)	6,327
Due to servicer	19,220	61,185
Accounts payable and other liabilities	(21,566)	(26,030)
Net cash provided by operating activities from continuing
operations	68,313	43,981
Net cash used in operating activities from discontinued operations	(1,095)	(14,415)
Net cash provided by operating activities	67,218	29,566

Cash flows from investing activities:
Proceeds from mortgage securities - available-for-sale	13,594	26,899
Proceeds from mortgage securities - trading	4,885	59,912
Proceeds from mortgage loans held-in-portfolio	98,933	288,243
Proceeds from sales of assets acquired through foreclosure	129,815	114,194
Restricted cash proceeds, net	705	2,952
Purchases of property and equipment	(1,324)	(25)
Proceeds from disposal of property and equipment	6	-
Acquisition of businesses, net of cash acquired	2	(710)
Net cash provided by investing activities	246,616	491,465
Net cash provided by investing activities from discontinued operations	-	2,114
Net cash provided by investing activities	246,616	493,579

		Continued

	For the Year Ended December 31,
	2009	2008
Cash flows from financing activities:
Payments on asset-backed bonds	(331,670)	(477,662)
Contributions from noncontrolling interest	150	-
Net change in short-term borrowings	-	(45,488)
Repurchase of trust preferred debt	-	(550)
Net cash used in financing activities from continuing operations	(331,520)	(523,700)
Net cash used in financing activities from discontinued operations	-	(19)
Net cash used in financing activities	(331,520)	(523,719)
Net decrease in cash and cash equivalents	(17,686)	(574)
Cash and cash equivalents, beginning of year	24,790	25,364
Cash and cash equivalents, end of year	$7,104	$24,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(dollars in thousands)
	For the Year Ended December 31,
	2009	2008
Cash paid for interest	$33,726	$111,949
Cash (refunded) paid for income taxes	(38)	3,679
Cash received on mortgage securities – available-for-sale with no cost
basis	1,872	3,401
Non-cash investing and financing activities:
Assets acquired through foreclosure	123,190	108,172
Preferred stock dividends accrued, not yet paid	15,312	15,273

See notes to consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan, Liquidity and Going Concern Considerations

Description of Operations - NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) hold certain nonconforming residential mortgage securities. StreetLinks National Appraisal Services LLC (“StreetLinks”), a majority-owned subsidiary of the Company, is a residential mortgage appraisal management company. Advent Financial Services LLC (“Advent”), a majority-owned subsidiary of the Company, provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals.

Effective August 1, 2008, the Company acquired a 75% interest in StreetLinks for an initial cash purchase price of $750,000 plus future payments contingent upon StreetLinks reaching certain earnings targets. Results of operations from August 1, 2008 forward are included in the consolidated statement of operations. Simultaneously with the acquisition, the Company transferred ownership of 5% of StreetLinks to the Chief Executive Officer of StreetLinks. The Company has contributed additional capital to StreetLinks subsequent to our initial acquisition, bringing the Company’s total ownership to 88%. If StreetLinks achieves certain performance targets by December 31, 2010, the Company will transfer 8% of its membership interest in StreetLinks to certain existing members and employees.

On April 26, 2009, the Company acquired a 70% interest in Advent for an initial cash contribution into Advent of $2 million plus future contributions contingent upon Advent reaching certain earnings and other performance targets. Results of operations from April 26, 2009 forward are included in the consolidated statement of operations.

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

Financial Statement Presentation - The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, amortizing premiums or accreting discounts on its mortgage assets, establishing the fair value of its mortgage securities, reserve for losses on third party sales, derivative instruments, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates. In accordance with Subsequent Event guidance, the Company evaluated all events or transactions that occurred after December 31, 2009 through the date of the issuance of these financial statements. Subsequent events are discussed in Note 20 to the financial statements.

The consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries, all other entities that would be consolidated under the Consolidation guidance have been considered. Investments in entities for which the Company has significant influence are accounted for under the equity method. Intercompany accounts and transactions have been eliminated in consolidation.

Business Plan - As discussed above, the Company acquired a majority interest in an appraisal management company, StreetLinks, during the third quarter of 2008 and increased its ownership percentage in the fourth quarter of 2009. In addition, the Company acquired a majority interest in Advent in April 2009. Management continues to grow and develop these operating entities. Additionally, the Company will continue to focus on minimizing expenses, preserving liquidity, and exploring additional investments in operating companies.

StreetLinks and the Company’s residual mortgage securities are currently the significant source of cash flows. The Company expects the cash flows from the mortgage securities to decrease during 2010 as the underlying mortgage loans are repaid, and could be significantly less than recent experience if losses on the underlying mortgage loans exceed the current assumptions. The Company expects the cash flows from StreetLinks to continue to increase as partially attributable to new legislation which went into effect in the first quarter of 2010 that will positively impact StreetLinks business. The Company also expects cash flows to increase due to a larger customer base and operating efficiencies.

Liquidity - The Company had $7.1 million in unrestricted cash and cash equivalents at December 31, 2009, which was a decrease of $17.7 million from December 31, 2008. As of March 30, 2010, the Company had approximately $15.5 million in available cash on hand (including $1.8 million of restricted cash). In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its trust preferred securities. The Company’s current projections indicate sufficient available cash and cash flows from StreetLinks and its mortgage securities to meet these payment needs.

During 2009, the Company continued its strategy of growing and developing StreetLinks and significantly increased its appraisal volume. For the year ended December 31, 2009, StreetLinks had revenues of $31.1 million, as compared to $2.5 million in 2008. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which are not expected to be recurring. As a result, management expects StreetLinks to produce positive net cash flows and earnings going forward.

Cash flows from mortgage loans – held-in-portfolio are used to repay the asset-backed bonds secured by mortgage loans and are not available to pay the Company’s other debts, the asset-backed bonds are obligations of the securitization trusts and will be repaid using collections of the securitized assets. The trusts have no recourse to the Company’s other unsecuritized assets.

During 2009, the Company used significant amounts of cash to pay for costs related to our legacy mortgage lending and servicing operations, pay for current administrative costs and invest in StreetLinks and Advent. The Company will continue to evaluate the Advent business model, however the Company does not believe that Advent will be a significant source or use of cash during 2010.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in stockholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000, through December 31, 2013. At December 31, 2009 and 2008, 41% and 43% of the Company’s cash and cash equivalents, including restricted cash, were with one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents and restricted cash aggregated $11.3 million and $29.8 million as of December 31, 2009 and 2008, respectively.

Restricted Cash Restricted cash includes funds the Company is required to post as cash collateral or transfer to escrow accounts and its release is subject to contractual requirements and time restrictions. The cash may not be released to the Company without the consent of the counterparties, which is generally at their discretion. The cash could also be subject to the indemnification of losses incurred by the counterparties. The Company received approximately $2.9 million during February 2010.

Mortgage Loans Mortgage loans include loans originated by the Company and acquired from other originators. Mortgage loans are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the estimated life of the loan as an adjustment to yield using the effective yield method. The Company uses actual and estimated cash flows, which consider the actual and future estimated prepayments of the loans, to derive an effective level yield.

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

The mortgage loan portfolio is collectively evaluated for impairment as the individual loans are smaller-balance and are homogeneous in nature. For mortgage loans held-in-portfolio, the Company maintains an allowance for credit losses inherent in the portfolio at the Consolidated Balance Sheet dates. The allowance is based upon the assessment by management of various factors affecting its mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value, delinquency status, historical credit losses, whether the Company purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing adjustments to operating income. The assumptions used by management regarding key economic indicators are highly uncertain and involve a great deal of judgment.

An internally developed migration analysis is the primary tool used in analyzing the adequacy of the allowance for credit losses. This tool takes into consideration historical information regarding foreclosure and loss severity experience and applies that information to the portfolio at the reporting date. Management also takes into consideration the use of mortgage insurance as a method of managing credit risk. The Company pays mortgage insurance premiums on loans maintained on the Consolidated Balance Sheets and includes the cost of mortgage insurance in the consolidated statements of income.

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

As previously described, mortgage securities-available-for-sale represent retained beneficial interests in certain components of the cash flows of the underlying mortgage loans to securitization trusts. As payments are received on both the residual and subordinated securities, the payments are applied to the cost basis of the related mortgage securities. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using proprietary models the Company has developed. The accretable yield is recorded as interest income with a corresponding increase to the cost basis of the mortgage security.

The Company estimates the fair value of its residual securities retained based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

Mortgage Securities - Trading Mortgage securities – trading consist of mortgage securities purchased by the Company as well as retained by the Company in its securitization transactions. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses.

Mortgage Securities – Trading consisted of one residual security at December 31, 2009 and 2008 with the remaining balance comprised of subordinated securities. See Mortgage Securities – Available-for-Sale for further details of the Company’s residual and subordinated securities.

The Company estimates fair value for the subordinated securities based on quoted market prices obtained from brokers which are compared to internal discounted cash flows.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation expense related to continuing operations for the years ended December 31, 2009 and 2008 was $0.8 million and $1.1 million, respectively. There was no depreciation expense related to discontinued operations for the years ended December 31, 2009 and 2008.

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

Due to Servicer Principal and interest payments (the “monthly repayment obligations”) on asset-backed bonds secured by mortgage loans recorded on the Company’s Consolidated Balance Sheets are remitted to bondholders on a monthly basis by the securitization trust (the “remittance period”). Funds used for the monthly repayment obligations are based on the monthly scheduled principal and interest payments of the underlying mortgage loan collateral, as well as actual principal and interest collections from borrower prepayments. When a borrower defaults on a scheduled principal and interest payment, the servicer must advance the scheduled principal and interest to the securitization trust to satisfy the monthly repayment obligations. The servicer must continue to advance all delinquent scheduled principal and interest payments each remittance period until the loan is liquidated. Upon liquidation, the servicer may recover their advance through the liquidation proceeds. During the period the servicer has advanced funds to a securitization trust which the Company accounts for as a financing, the Company records a liability representing the funds due back to the servicer.

Fee Income Appraisal fees are collected as part of the appraisal management process performed by StreetLinks based on negotiated rates with each appraiser. Revenue is recognized when the appraisal is completed and provided to the lender or borrower, depending on who placed the order.

Stock-Based Compensation At December 31, 2009, the Company had one stock-based employee compensation plan, which is described more fully in Note 18 and is accounted for using Share-Based Payment guidance.

Income Taxes In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The Income Taxes guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income Taxes guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

Under the Income Taxes guidance, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis, and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credits carryforwards expiring, and adverse industry trends.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Accordingly, the more negative evidence that exists requires more positive evidence to counter, thus making it more difficult to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax assets. Cumulative losses in recent years are significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represent significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

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

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of the Company’s deferred tax assets will be realized, the Company considers all alternative sources of taxable income identified in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in the Income Taxes guidance include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

The Company evaluates whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. The company measures the amount of benefit to recognize in its financial statements as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense (benefit).

Earnings Per Share (“EPS”) Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, restricted stock, performance based awards and warrants on the Company’s common stock have been exercised, unless the exercise would be antidilutive.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December, 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance will become effective for all VIEs the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance will therefore not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also requires the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company will provide the presentation and disclosure requirements in the amended consolidation guidance in its financial statements for the three month period ending March 31, 2010.

Subsequent to December 31, 2009, there were certain events which the Company has determined should result in a reassessment of the consolidation of the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitizations. Based on the provisions of the amended guidance and the conclusion by Company management that a new transfer date has occurred for the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitizations, the Company believes that it will deconsolidate the assets and liabilities of the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitization trusts and will record a gain during the three month period ending March 31, 2010. See Note 20 to the consolidated financial statements for further details.

As a result of the analysis, the Company does not anticipate any impact to the Company’s financial statements upon the Company’s initial adoption of the amended Transfers and Servicing guidance and the amended Consolidation guidance on January 1, 2010. However, as discussed above, the Company re-evaluated the NHEL 2006-1, MTA 2006-1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during 2010, the application of the amended Transfers and Servicing guidance will result in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the three month period ending March 31, 2010. See Note 20 to the consolidated financial statements for further details.

Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued new fair value disclosure guidance. The new guidance requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

Note 3. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,	December 31,
	2009	2008
Mortgage loans – held-in-portfolio:
Outstanding principal	$1,985,483	$2,529,791
Net unamortized deferred origination costs	16,605	19,048
Amortized cost	2,002,088	2,548,839
Allowance for credit losses	(712,614)	(776,001)
Mortgage loans – held-in-portfolio	$1,289,474	$1,772,838
Weighted average coupon	6.94%	8.00%

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

At inception the NHES 2006-1 and NHES 2006-MTA1 securitizations did not meet the qualifying special purpose entity criteria necessary for derecognition because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company had the unilateral ability to repurchase a limited number of loans back from these two trusts. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk.

Accordingly, the loans in these securitizations remain on the Consolidated Balance Sheets as “Mortgage loans – held-in-portfolio”. Given this treatment, retained interests are not created, and securitization bond financing is reflected on the Consolidated Balance Sheets as a liability. The Company records interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized using an effective yield basis over the estimated life of the bonds.

Mortgage loans – held-in-portfolio are serviced by a third party entity. During the year ended December 31, 2009, the servicer modified loans totaling $230.0 million in principal with weighted-average interest rates of 8.59% and 4.87% before and after modification, respectively. The modifications are offered to borrowers experiencing financial difficulties and serve to reduce monthly payments and defer unpaid interest. The Company’s estimates for the allowance for loan losses and related provision include the projected impact of the modified loans.

At December 31, 2009 all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (dollars in thousands):

	For the Year Ended December 31,
			Principal Amount of		Net Credit Losses
	Total Principal Amount of		Loans 60 Days or More		During the Year Ended
	Loans (A)		Past Due		December 31, (B)
	2009	2008	2009	2008	2009	2008
Loans securitized	$6,570,308	$8,121,668	$3,296,863	$3,371,720	$735,892	$469,182
Loans held-in-portfolio	2,138,500	2,684,213	1,243,731	1,270,261	321,097	155,765
Total loans securitized or held-
in-portfolio	$8,708,808	$10,805,881	$4,540,594	$4,641,981	$1,056,989	$624,947

(A)	Includes assets acquired through foreclosure.
(B)	Represents the realized losses as reported by the securitization trusts for each period presented.

Collateral for 25% and 23% of the mortgage loans held-in-portfolio outstanding as of December 31, 2009 was located in California and Florida, respectively. Collateral for 27% and 21% of the mortgage loans held-in-portfolio outstanding as of December 31, 2008 was located in California and Florida, respectively. Interest only loan products made up 10% and 22% of the loans classified as held-in-portfolio as of December 31, 2009 and 2008, respectively. In addition, as of December 31, 2009, moving treasury average (“MTA”) loan products made up 26% of the loans classified as held-in-portfolio compared to 27% as of December 31, 2008. These MTA loans had $1.6 million and $19.9 million in negative amortization during 2009 and 2008, respectively. The Company has no other significant concentration of credit risk on mortgage loans.

Mortgage loans – held-in-portfolio that the Company has placed on non-accrual status totaled $712.6 million and $755.5 million at December 31, 2009 and 2008, respectively. At December 31, 2009 the Company had $433.4 million in mortgage loans – held-in-portfolio past due 90 days or more, which were still accruing interest as compared to $436.2 million at December 31, 2008. These loans carried mortgage insurance and the accrual will be discontinued when in management’s opinion the interest is not collectible.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the two years ended December 31, 2009 (dollars in thousands):

	2009	2008
Balance, beginning of period	$776,001	$230,138
Provision for credit losses	260,860	707,364
Charge-offs, net of recoveries	(324,247)	(161,501)
Balance, end of period	$712,614	$776,001

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

The Company has defined “sponsor” to include all transactions where the Company has transferred assets to a VIE and/or structured the VIE, regardless of whether or not the asset transfer has met the sale conditions in the previous guidance. The Company discloses all instances where continued involvement with the assets exposes it to potential economic gain/(loss), regardless of whether or not that continued involvement is considered to be a variable interest in the VIE.

The Company’s only continued involvement, relating to these transactions, is retaining interests in the VIEs.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Securitization transactions. For the purposes of this disclosure, securitization transactions include transactions where the Company transferred mortgage loans and accounted for the transfer as a sale. This category includes QSPEs and is reflected in the securitization section of this Note. QSPEs are commonly used by the Company in securitization transactions as described below. In accordance with VIE Guidance, the Company does not consolidate QSPEs.

Mortgage Loan VIEs. The Company consolidates securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by the previous guidance. The NHES 2006-1 and NHES 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under the previous guidance and related interpretations because after the loans were securitized the securitization trusts was able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions were not considered substantive, the original accounting conclusion remains the same. The NHES 2007-1 securitization does not meet the qualifying special purpose entity criteria necessary for derecognition under the previous guidance and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. These transactions could continue to fail QSPE status and require consolidation and related disclosures. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. Therefore, these mortgage loans have been pledged to the bondholders in the VIEs, and these assets are included in the assets pledged balance reported within this footnote. The beneficial interest holders in these VIEs have no recourse to the Company; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches).

Collateralized Debt Obligations (“CDO”). In the first quarter of 2007, the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under the accounting guidance. This securitization did not meet the qualifying special purpose entity criteria under the accounting guidance. Accordingly, the securities remain on the Company’s Consolidated Balance Sheets, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. The Company is not the primary beneficiary in this transaction.

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

The table below provides the disclosure information required by the VIE guidance for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany Eliminations
				Liabilities After
				Intercompany	Recourse to the
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	Eliminations	Company (B)
December 31, 2009
Mortgage Loan VIEs(C)	$1,435,671	$-	$1,427,501	$2,453,181	$-
CDO(D)	1,389	-	1,387	1,387	-
December 31, 2008
Mortgage Loan VIEs(C)	$1,930,063	$-	$1,920,610	$2,730,280	$-
CDO(D)	7,435	-	7,035	8,557	-
(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage loans.
(D)	For the CDO, assets are primarily recorded in Mortgage securities – trading and liabilities are recorded in Asset-backed bonds secured by mortgage securities.

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal	Assets on	Liabilities on	Maximum	Year to
	Outstanding	Balance	Balance	Exposure to	Date Loss	Year to Date
	(A)	Sheet	Sheet	Loss(B)	on Sale	Cash Flows
December 31, 2009
Residential mortgage
loans(C)	$6,570,308	$7,031	$-	$7,031	$-	$15,867
December 31, 2008
Residential mortgage
loans(C)	$8,121,668	$15,919	$-	$15,919	$-	$58,891

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(B)	The maximum exposure to loss includes the following: the assets held by the Company retained interests in the VIEs/SPEs. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.
(C)	For residential mortgage loans QSPEs, assets on balance sheet are primarily securities issued by the entity and are recorded in Mortgage securities-available-for-sale and Mortgage securities-trading.

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

Retained interests are recorded in the Consolidated Balance Sheets at fair value. The Company estimates fair value for the retained residual securities based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. The fair value of retained subordinated securities is estimated using quoted market prices compared to internal discounted cash flows. Retained interests are either held as mortgage securities – trading, with changes in fair value recorded in the Consolidated Statements of Operations, or as mortgage securities – available-for-sale, with changes in fair value included in accumulated other comprehensive income.

Retained interests are reviewed periodically for impairment. The retained interests consisted of $6.9 million of residual interests as of December 31, 2009 and $13.5 million of residual interests and $2.4 million of retained subordinated interests as of December 31, 2008, respectively.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by the Company as of December 31, 2009 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$7,031
Weighted average life (in years)	3.72
Weighted average prepayment speed assumption (CPR) (percent)	17.0
Fair value after a 10% increase in prepayment speed	$6,816
Fair value after a 25% increase in prepayment speed	$6,249
Weighted average expected annual credit losses (percent of current collateral balance)	25.7
Fair value after a 10% increase in annual credit losses	$6,833
Fair value after a 25% increase in annual credit losses	$6,572
Weighted average residual cash flows discount rate (percent)	25.0
Fair value after a 500 basis point increase in discount rate	$6,811
Fair value after a 1000 basis point increase in discount rate	$6,604
Market interest rates:
Fair value after a 100 basis point increase in market rates	$4,873
Fair value after a 200 basis point increase in market rates	$2,910

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

Note 4. Mortgage Securities – Available-for-Sale

As of December 31, 2009 and 2008, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of December 31, 2009 and December 31, 2008 (dollars in thousands):

			Unrealized Losses
		Unrealized	Less Than Twelve	Estimated Fair	Average
	Cost Basis	Gain	Months	Value	Yield (A)
As of December 31, 2009	$1,792	$5,111	-	$6,903	132.90%
As of December 31, 2008	3,771	9,017	-	12,788	38.2

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

During the years ended December 31, 2009 and 2008 management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $1.2 million and $23.1 million during the years ended December 31, 2009 and 2008, respectively.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

Note 5. Mortgage Securities – Trading

Mortgage securities – trading consist of the NMFT Series 2007-2 residual security, and subordinated securities retained by the Company from securitization transactions and subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted market prices and compared to estimates based on discounting the expected future cash flows of the collateral and bonds. Refer to Note 10 for a description of the valuation methods as of December 31, 2009 and December 31, 2008. The following table summarizes the Company’s mortgage securities – trading as of December 31, 2009 and December 31, 2008 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of December 31, 2009
Subordinated securities pledged to CDO	$332,489	$103,638	$959
Other subordinated securities	102,625	-	-
Residual securities	-	374	128
Total	$435,114	$104,012	$1,087	4.79%

As of December 31, 2008
Subordinated securities pledged to CDO	$332,489	$321,293	$4,798
Other subordinated securities	102,625	96,723	1,582
Residual securities	-	15,952	705
Total	$435,114	$433,968	$7,085	9.55%

(A)	Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $11.8 million and $88.7 million for the years ended December 31, 2009 and 2008, respectively, which are included in the fair value adjustments line of the Company’s Consolidated Statements of Operations.

Note 6. Borrowings

Junior Subordinated Debentures

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.8 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. NFI has guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete an exchange of the Notes for new preferred obligations. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million. In addition, the Company paid $0.3 million in legal and administrative costs on behalf of the Trusts which was recorded in the “Professional and outside services” line item on the Consolidated Statements of Operations.

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

Collateralized Debt Obligation Issuance (“CDO”)

In the first quarter of 2007 the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing. This securitization did not meet the qualifying special purpose entity criteria. Accordingly, the securities remain on the Company’s Consolidated Balance Sheets, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. The Company records interest income on the securities and interest expense on the bonds issued in the securitization over the life of the related securities and bonds.

The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities - trading. Fair value is estimated using quoted market prices. The Company recognized fair value adjustments of $5.1 and $63.0 million for the years ended December 31, 2009 and 2008, respectively, which is included in the “Fair value adjustments” line item on the Consolidated Statements of Operations.

On January 30, 2008, an event of default occurred under the CDO bond indenture agreement due to the noncompliance of certain overcollateralization tests. As a result, the trustee, upon notice and at the direction of a majority of the secured noteholders, may declare all of the secured notes to be immediately due and payable including accrued and unpaid interest. No such notice has been given as of March 30, 2010. As there is no recourse to the Company, it does not expect any significant impact to its financial condition, cash flows or results of operation as a result of the event of default.

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

For ABB secured by mortgage loans, the Company retained a “clean up” call option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 10% of their original amounts. The Company subsequently sold all of these clean up call rights, to the buyer of our mortgage servicing rights. The Company did retain separate independent rights to require the buyer of our mortgage servicing rights to repurchase loans from the trusts and subsequently sell them to us; the Company does not expect to exercise any of the call rights that it retained. The Company had no ABB transactions for the year ended December 31, 2009.

The following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds				Mortgage Loans
				Estimated
				Weighted
			Weighted	Average
			Average	Months			Weighted
	Remaining		Interest	to Call or	Remaining		Average
	Principal		Rate	Maturity	Principal		Coupon
As of December 31, 2009:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$475,360		0.52%	72	$399,913		8.03%
NHES Series 2006-MTA1	602,068		0.48	51	532,696		3.84
NHES Series 2007-1	1,201,517		0.50	106	1,052,873		6.99
Unamortized debt issuance costs, net	(8,343)
	$2,270,602
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$323,999	(A)	0.80%	16		(B)	(B)

As of December 31, 2008:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$553,669		0.33%	84	$528,766		8.95%
NHES Series 2006-MTA1	683,757		0.75	40	680,127		5.80
NHES Series 2007-1	1,372,015		0.78	116	1,320,898		8.76
Unamortized debt issuance costs, net	(10,090)
	$2,599,351
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$325,930	(A)	3.08%	26		(B)	(B)

(A)	The NovaStar ABS CDO I ABB are carried at a fair value of $1.0 million and $5.4 million on the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.
(B)	Collateral for the NovaStar ABS CDO I are subordinated mortgage securities.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2009 (dollars in thousands). Amounts listed as bond payments are based on anticipated receipts of principal on underlying mortgage loan and security collateral using expected prepayment speeds. Principal repayments on these ABB are payable only from the mortgage loans and securities collateralizing the ABB. In the event that principal receipts from the underlying collateral are adversely impacted by credit losses, there could be insufficient principal receipts available to repay the ABB principal.

Asset-backed Bonds
2010	$533,889
2011	351,622
2012	288,944
2013	207,891
2014	251,883
Thereafter	829,887
$2,464,116

Short-term Borrowings

On May 9, 2008, the Company fully repaid all outstanding borrowings with Wachovia and all agreements were terminated effective the same day.

Note 7. Commitments and Contingencies

Commitments. The Company leases office space under various operating lease agreements. Rent expense for 2009 and 2008, under leases related to continuing operations, aggregated $1.9 million and $4.8 million, respectively. At December 31, 2009, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease
Obligations
2010	$1,711
2011	1,287
2012	873
2013	624
2014	73
$4,568

The Company had entered into various lease agreements pursuant to which the lessor agreed to repay the Company for certain existing lease obligations. The Company has recorded deferred lease incentives related to these payments which will be amortized into rent expense over the life of the respective lease on a straight-line basis. There were no deferred lease incentives related to continuing operations as of December 31, 2009. The deferred lease incentives related to continuing operations as of December 31, 2008 was $0.9 million.

The Company has sublease agreements for office space formerly occupied by the Company and received approximately $0.7 million during 2009. There were no sublease agreements included in continuing operations during 2008.

Contingencies

At this time, the Company does not believe that an adverse ruling against the Company is probable for the following claims and as such no amounts have been accrued in the consolidated financial statements.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NMI, a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss. On May 15, 2009 the Court granted Company’s motion to dismiss. The City of Cleveland has filed an appeal. The Company believes that these claims are without merit and will vigorously defend against them.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. On July 13, 2009 the Company filed a motion to dismiss the plaintiff’s claims. On November 24, 2009 the Company reached a settlement with the plaintiffs which provided for certain corporate governance changes and a payment of $300,000 for attorney fees, the payment being covered by insurance. A hearing for Court approval of the settlement is set for April 5, 2010.

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

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee". Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock. Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock. On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009. On April 6, 2009 the Court granted the plaintiff’s motion for class certification. The Company sought permission from the 8th Circuit Court of Appeals to appeal the order granting class certification. On May 11, 2009 the Court of Appeals granted the Company permission to appeal the class certification order. On November 9, 2009 the Company reached a settlement with the plaintiffs. The settlement provides for payment by the Company’s insurer of $925,000. A hearing for Court approval of the settlement is set for April 22, 2010.

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging breach of a contract with Advent for services related tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants removed the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability, The plaintiff references a $3 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. The litigation is currently stayed pending resolution of the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri. The Company believes that the defendants have meritorious defenses to this case and expects to defend the case vigorously.

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

Note 8. Shareholders’ Equity

To preserve liquidity, the Company’s Board of Directors has suspended the payment of dividends on its 8.9% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) and its Series D1 Mandatory Convertible Preferred Stock (the “Series D1 Preferred Stock”). As a result, dividends continue to accrue on the Series C Preferred Stock and Series D1 Preferred Stock. The Company has total accrued dividends payable related to the Series C Preferred Stock and Series D1 Preferred Stock of $38.4 million as of March 30, 2010. All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to any payments of dividends or other distributions on the Company’s common stock. In addition, since dividends on the Series C Preferred Stock were in arrears for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Stock, voting as a single class, elected two additional directors to the Company’s Board of Directors, as described. The Company does not expect to pay any dividends for the foreseeable future.

On March 17, 2009, the Company notified the holders of the Series C Preferred Stock that the Company would not make the dividend payment on the Series C Preferred Stock due on March 31, 2009. Because dividends on the Series C Preferred Stock are presently in arrears for six quarters, under the terms of the Articles Supplementary to the Company’s Charter that established the Series C Preferred Stock, the holders of the Series C Preferred Stock had the right, as of March 31, 2009, to elect two additional directors to the Company’s board of directors. At the Company’s Annual Meeting of Shareholders on June 25, 2009, the holders of the Series C Preferred Stock elected two additional directors of the Company to serve until such time that that all dividends accumulated and due on the Series C Preferred Stock have been paid fully paid.

Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.90% annually. Accrued and unpaid dividends payable related to the Series C Preferred Stock were approximately $15.0 million and $8.3 million as of December 31, 2009 and 2008, respectively and $16.6 million as of March 30, 2010.

Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 9.00% per annum, or 13.00% per annum if any such dividends are not declared and paid when due. In addition, holders of the Series D1 Preferred Stock are entitled to participate in any common stock dividends on an as converted basis. The Company’s board of directors has suspended the payment of dividends on the Company’s Series D1 Preferred Stock. As a result, dividends continue to accrue on the Series D1 Preferred Stock, and the dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective October 16, 2007 with respect to all unpaid dividends and subsequently accruing dividends. Accrued and unpaid dividends payable related to the Series D1 Preferred Stock were approximately $19.4 million as of December 31, 2009 and $21.8 million as of March 30, 2010.

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

The Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) is convertible into the Company’s common stock at any time at the option of the holders. The Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) is currently convertible into 1,875,000 shares of common stock based upon an initial conversion price of $28.00 per share, subject to adjustment as provided above or certain other extraordinary events. On or prior to July 16, 2010, the Company may elect to convert all of the Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) into common stock, if at such time the Company’s common stock is publicly traded and the common stock price is greater than 200% of the then existing conversion price for 40 of 50 consecutive trading days preceding delivery of the forced conversion notice. On July 16, 2016, the Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred stock has been converted, if any) will automatically convert into shares of common stock.

During the years ended December 31, 2009 and 2008 there were no shares of common stock issued under the Company’s stock-based compensation plan.

The Company’s Board of Directors has approved the purchase of up to $9 million of the Company’s common stock. No shares were repurchased during 2009 and 2008. Under Maryland law, shares purchased under this plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under this plan is charged against additional paid-in capital.

Note 9. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a roll-forward of accumulated other comprehensive income for the years ended December 31, 2009 and 2008 (dollars in thousands):

	For the Year Ended
	December 31,
	2009	2008
Net loss	$(183,156)	$(660,482)
Other comprehensive (loss) income:
Change in unrealized loss on mortgage securities – available-for-sale	(5,106)	(14,152)

Change in unrealized gain (loss) on derivative instruments used in cash flow hedges	8	(1,364)
Impairment on mortgage securities - available-for-sale reclassified to earnings	1,198	23,100
Net settlements of derivative instruments used in cash flow hedges reclassified to
earnings	85	2,459
Other comprehensive income (loss)	(3,815)	10,043
Total comprehensive loss	(186,971)	(650,439)
Comprehensive loss attributable to noncontrolling interests	2,054	-
Total comprehensive loss attributable to NovaStar Financial, Inc.	$(184,917)	$(650,439)

Note 10. Fair Value Accounting

For financial reporting purposes, the Company follows a fair value hierarchy that is used to measure the fair value of assets and liabilities. This hierarchy prioritizes relevant market inputs in order to determine an “exit price”, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement.

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of December 31, 2009 and 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Fair Value at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
Description	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Mortgage securities-trading	$1,087	$-	$-	$1,087
Mortgage securities – available-
for-sale	6,903	-	-	6,903
Total Assets	$7,990	$-	$-	$7,990

Liabilities
Asset-backed bonds secured by
mortgage securities	$968	$-	$-	$968
Derivative instruments, net	157	-	157	-
Total Liabilities	$1,125	$-	$157	$968

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Fair Value at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
Description	2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Mortgage securities-trading	$7,085	$-	$-	$7,085
Mortgage securities – available-
for-sale	12,788	-	-	12,788
Total Assets	$19,873	$-	$-	$19,873

Liabilities
Asset-backed bonds secured by
mortgage securities	$5,376	$-	$-	$5,376
Derivative instruments, net	9,102	-	9,102	-
Total Liabilities	$14,478	$-	$9,102	$5,376

The following tables provides a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to December 31, 2009 (dollars in thousands):

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Loss	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities-trading:
Accretion of income	10,713	-	10,713
Proceeds from paydowns of securities	(4,885)	-	(4,885)
Other than temporary impairments	(335,783)	335,783	-
Mark-to-market value adjustment	-	(11,826)	(11,826)
Net increase (decrease) to mortgage securities	(329,955)	323,957	(5,998)
As of December 31, 2009	$104,013	$(102,926)	$1,087

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Loss	Securities
As of December 31, 2007	$41,275	$(16,534)	$24,741
Increases (decreases) to mortgage securities-trading:
Securities transferred from level 2 to level 3	414,080	(395,359)	18,721
Accretion of income	23,652	-	23,652
Proceeds from paydowns of securities	(45,039)	-	(45,039)
Mark-to-market value adjustment	-	(14,990)	(14,990)
Net increase (decrease) to mortgage securities	392,693	(410,349)	(17,656)
As of December 31, 2008	$433,968	$(426,883)	$7,085

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2008 to December 31, 2009 and December 31, 2007 to December 31, 2008 (dollars in thousands):

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Gain	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities:
Accretion of income (A)	12,815	-	12,815
Proceeds from paydowns of securities (A) (B)	(13,594)	-	(13,594)
Impairment on mortgage securities - available-for-sale	(1,198)	-	(1,198)
Mark-to-market value adjustment	-	(3,908)	(3,908)
Net decrease to mortgage securities	(1,977)	(3,908)	(5,885)
As of December 31, 2009	$1,794	$5,109	$6,903

(A)	Cash received on mortgage securities with no cost basis was $1.9 million for the year ended December 31, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the Consolidated Balance Sheets reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s Consolidated Balance Sheets. As of December 31, 2009 the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining or zero cost basis.

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Gain	Securities
As of December 31, 2007	$33,302	$69	$33,371
Increases (decreases) to mortgage securities:
Accretion of income (A)	7,988	-	7,988
Proceeds from paydowns of securities (A) (B)	(14,419)	-	(14,419)
Impairment on mortgage securities - available-for-sale	(23,100)	-	(23,100)
Mark-to-market value adjustment	-	8,948	8,948
Net decrease to mortgage securities	(29,531)	8,948	(20,583)
As of December 31, 2008	$3,771	$9,017	$12,788

(A)	Cash received on mortgage securities with no cost basis was $3.4 million for the year ended December 31, 2008.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the Consolidated Balance Sheets reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s Consolidated Balance Sheets. As of December 31, 2008, the Company had receivables from securitization trusts of $12.5 million, related to mortgage securities available-for-sale with a remaining cost basis. At December 31, 2008 there were no receivables from securitization trusts related to mortgage securities with a zero cost basis.

The following tables provides quantitative disclosures about the fair value measurements for the Company’s assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Real Estate	Identical Assets	Observable Inputs	Unobservable Inputs
Fair Value at	Owned	(Level 1)	(Level 2)	(Level 3)
December 31, 2009	$64,179	$-	$-	$64,179
December 31, 2008	70,480	-	-	70,480

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

The following table provides a summary of the impact to earnings for the year ended December 31, 2009 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis as of December 31, 2009 (dollars in thousands):

		Fair Value Adjustments For
		the Year Ended December 31,
	Fair Value
Asset or Liability Measured at	Measurement			Statement of Operation Line
Fair Value	Frequency	2009	2008	Item Impacted
Mortgage securities - trading	Recurring	$(11,826)	$(88,715)	Fair value adjustments
Mortgage securities –				Impairment on mortgage
available-for-sale	Recurring	(1,198)	(23,100)	securities – available-for-sale
Real estate owned	Nonrecurring	(9,164)	(7,831)	Provision for credit losses
Derivative instruments, net	Recurring	(7,361)	(2,627)	Losses on derivative instruments
Asset-backed bonds secured
by mortgage securities	Recurring	5,083	62,973	Fair value adjustments

Total fair value losses		$(24,466)	$(59,300)

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

In addition, upon the closing of its NMFT Series 2007-2 securitization, the Company classified the residual security it retained as trading. Management estimates the fair value of its residual securities by discounting the expected future cash flows of the collateral and bonds. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities qualify as Level 3.

Mortgage securities – available-for-sale. Mortgage securities – available-for-sale represent residual securities the Company retained in securitization and resecuritization transactions. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses the discount rate methodology for determining the fair value of its residual securities. The fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

Derivative instruments. The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate market rates.

Asset-backed bonds secured by mortgage securities. See discussion under Fair Value Option for Financial Assets and Financial Liabilities.

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets.

Fair Value Option for Financial Assets and Financial Liabilities

Under the fair value option guidance, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

The Company elected the fair value option for the asset-backed bonds issued from the CDO, which the Company closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities - trading. The asset-backed bonds which are being carried at fair value are included in the “Asset-backed bonds secured by mortgage securities“ line item on the Consolidated Balance Sheets. The change in the asset-backed bonds balance is due to the fair value adjustments since adoption of the guidance. The Company has not elected fair value accounting for any other Consolidated Balance Sheets items as allowed by the guidance from Fair Value Option for Financial Assets and Financial Liabilities.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	Unpaid Principal Balance	Balance at Fair Value
As of December 31, 2009	$323,999	$968

As of December 31, 2008	324,243	5,376

Substantially all of the $5.1 million and $63.0 million change in fair value of the asset-backed bond for the years ended December 31, 2009 and 2008, respectively, are considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by the severe decline in the value of the trust’s assets during the years ended December 31, 2009 and 2008.

Note 11. Derivative Instruments and Hedging Activities

The following tables present derivative instruments as of December 31, 2009 and 2008 (dollars in thousands):

			Maximum
			Days to
	Notional Amount	Fair Value	Maturity
As of December 31, 2009:
Non-hedge derivative instruments	$40,000	$(157)	25

As of December 31, 2008:
Non-hedge derivative instruments	$461,500	$(9,034)	390
Cash flow hedge derivative instruments	40,000	(68)	25

The Company recognized net expense of $0.1 million and $2.5 million during the years ended December 31, 2009 and 2008, respectively, on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense.

During the two years ended December 31, 2009, hedge ineffectiveness was insignificant. There is no amount included in other comprehensive income expected to be reclassified into earnings within the next twelve months.

Note 12. Interest Income

The following table presents the components of interest income related to continuing operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

	For the Year Ended December 31,
	2009	2008
Interest income:
Mortgage securities	$21,656	$46,997
Mortgage loans held-in-portfolio	131,301	186,601
Other interest income (A)	887	1,411
Total interest income	$153,844	$235,009

(A)     Other interest income represents interest earned on corporate operating cash balances.

Note 13. Interest Expense

The following table presents the components of interest expense related to continuing operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

	For the Year Ended December 31,
	2009	2008
Interest expense:
Asset-backed bonds secured by mortgage loans	$21,290	$95,012
Asset-backed bonds secured by mortgage securities	2,129	13,271
Junior subordinated debentures	1,128	6,261
Short-term borrowings secured by mortgage securities	-	436
Total interest expense	$24,547	$114,980

Note 14. Segment Reporting

The Company reviews, manages and operates its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts’ operating results are driven from the income generated on the on-balance sheet securitizations less associated costs. Corporate operating results include income generated from mortgage securities retained from securitizations, corporate general and administrative expenses and Advent. Appraisal management operations include the appraisal fee income and related expenses from the Company’s majority-owned subsidiary StreetLinks.

Following is a summary of the operating results of the Company’s segments for the years ended December 31, 2009 and 2008 (dollars in thousands):

For the Year Ended December 31, 2009
	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Interest income	$139,462	$13,098	$-	$1,284	$153,844
Interest expense	27,052	(1,344)	5	(1,166)	24,547
Net interest income (loss) before
provision for credit losses	112,410	14,442	(5)	2,450	129,297
Provision for credit losses	260,860	-	-	-	260,860
Losses on derivative instruments	(4,665)	-	-	-	(4,665)
Fair value adjustments	(5,072)	(1,671)	-	-	(6,743)
Impairments on mortgage
securities – available-for-sale	-	(1,198)	-	-	(1,198)
Servicing fee expense	(10,639)	-	-	-	(10,639)
Appraisal fee income	-	-	31,106	-	31,106
Appraisal fee expense	-	-	(21,467)	-	(21,467)
Premiums for mortgage loan insurance	(6,041)	(137)	-	-	(6,178)
Other income, net	-	2,893	-	(2,017)	876
General and administrative expenses	238	20,723	12,633	(2,017)	31,577
Loss from continuing operations
before income tax expense	(175,105)	(6,394)	(2,999)	2,450	(182,048)
Income tax expense	64	1,044	-	-	1,108
Loss from continuing operations	(175,169)	(7,438)	(2,999)	2,450	(183,156)
Less loss available to noncontrolling interests	-	(1,225)	(829)	-	(2,054)
Net loss available to common shareholders	$(175,169)	$(6,213)	$(2,170)	$2,450	$(181,102)

December 31, 2009:
Total assets	$1,437,059	$26,706	$4,164	$(8,438)	$1,459,491

For the Year Ended December 31, 2008
	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Interest income	$203,724	$26,694	$-	$4,591	$235,009
Interest expense	116,294	3,316	2	(4,632)	114,980
Net interest income (loss) before
provision for credit losses	87,430	23,378	(2)	9,223	120,029
Provision for credit losses	707,364	-	-	-	707,364
Gains on debt extinguishment	-	6,418	-	-	6,418
Losses on derivative instruments	(18,094)	-	-	-	(18,094)
Fair value adjustments	(13,417)	(12,326)	-	-	(25,743)
Impairments on mortgage
securities – available-for-sale	-	(23,100)	-	-	(23,100)
Servicing fee expense	(13,596)	-	-	-	(13,596)
Appraisal fee income	-	-	2,524	-	2,524
Appraisal fee expense	-	-	(1,693)	-	(1,693)
Premiums for mortgage loan insurance	(15,818)	(29)	-	-	(15,847)
Other income, net	-	(19)	-	-	(19)
General and administrative expenses	896	22,355	1,170	-	24,421
Loss from continuing operations
before income tax benefit	(681,755)	(28,033)	(341)	9,223	(700,906)
Income tax benefit	-	(17,594)	-	-	(17,594)
Loss from continuing operations	(681,755)	(10,439)	(341)	9,223	(683,312)
Income from discontinued
operations, net of income tax	-	22,830	-	-	22,830
Net (loss) income available
to common shareholders	$(681,755)	$12,391	$(341)	$9,223	$(660,482)

December 31, 2008:
Total assets	$1,937,306	$50,806	$515	$(10,163)	$1,978,464

Note 15. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2009 and 2008 are as follows (dollars in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2009	2008
Numerator:
Loss from continuing operations	$(183,156)	$(683,312)
Dividends on preferred shares	(15,312)	(15,273)
Less loss attributable to noncontrolling interests	(2,054)	-
Loss from continuing operations available to common shareholders	(196,414)	(698,585)
Income from discontinued operations, net of income tax	-	22,830
Loss available to common shareholders	$(196,414)	$(675,755)

Denominator:
Weighted average common shares outstanding – basic and diluted	9,368,053	9,338,131

Basic earnings per share:
Loss from continuing operations	$(19.55)	$(73.17)
Less loss attributable to noncontrolling interests	(0.22)	-
Dividends on preferred shares	(1.64)	(1.64)
Loss from continuing operations available to common shareholders	(20.97)	(74.81)
Income from discontinued operations, net of income tax	-	2.44
Net loss available to common shareholders	$(20.97)	$(72.37)

Diluted earnings per share:
Loss from continuing operations	$(19.55)	$(73.17)
Less loss attributable to noncontrolling interests	(0.22)	-
Dividends on preferred shares	(1.64)	(1.64)
Loss from continuing operations available to common shareholders	(20.97)	(74.81)
Income from discontinued operations, net of income tax	-	2.44
Net loss available to common shareholders	$(20.97)	$(72.37)

The following stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the effect would be antidilutive (in thousands, except exercise prices):

	For the Year Ended
	December 31,
	2009	2008
Number of stock options (in thousands)	114	206
Weighted average exercise price of stock options	$52.98	$57.36

Note 16. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2009	2008
Current:
Federal	$1,192	$(2,804)
State and local	(84)	(985)
Total current	1,108	(3,789)

Deferred:
Federal	-	(12,293)
State and local	-	(1,512)
Total deferred	-	(13,805)

Total income tax benefit	$1,108	$(17,594)

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35% to the Company’s actual income tax expense (benefit) and resulting effective tax rate from continuing operations for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2009	2008
Income tax at statutory rate	$(62,998)	$(245,317)
State income taxes, net of federal tax benefit	(3,201)	(12,028)
Valuation allowance	72,119	250,161
Interest and penalties	(218)	1,581
Change in state tax rate	(7,768)	-
Adjustment to net operating loss	2,079	-
Tax benefit of gain recorded in discontinued operations	-	(13,804)
Other	1,095	1,813
Total income tax benefit	$1,108	$(17,594)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows (dollars in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Basis difference – investments	$389,027	$377,129
Federal net operating loss carryforwards	163,280	93,783
Allowance for loan losses	93,715	106,073
State net operating loss carryforwards	18,719	13,922
Excess inclusion income	2,291	3,918
Other	9,801	10,091
Gross deferred tax asset	676,833	604,916
Valuation allowance	(674,823)	(601,110)
Deferred tax asset	2,010	3,806

Deferred tax liabilities:
Other	2,010	3,806
Deferred tax liability	2,010	3,806

Net deferred tax asset	$-	$-

Based on the evidence available as of December 31, 2009, including the significant pre-tax losses incurred by the Company in 2009 and 2008 overall cumulative losses, the liquidity issues facing the Company and the decision by the Company to close all of its mortgage lending and loan servicing operations, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance of $674.8 million for deferred tax assets as of December 31, 2009 compared to $601.1 million as of December 31, 2008.

As of December 31, 2009, the Company had a federal net operating loss of approximately $466.5 million. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Code, including substantial limitations in the event of an “ownership change” as defined in Section 382 of the Code. If not used, this net operating loss will expire in years 2025 through 2029. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The loss carryovers may expire as early as 2010 and as late as 2029.

The guidance for uncertain tax positions requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2009 and 2008 was as follows (dollars in thousands):

	2009	2008
Beginning balance	$480	$6,329
Gross decreases – tax positions in prior period	-	(5,367)
Gross increases – tax positions in current period	674	-
Lapse of statute of limitations	(248)	(482)
Ending balance	$906	$480

As of December 31, 2009 and 2008, the total gross amount of unrecognized tax benefits was $0.9 million and $0.5 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits in the amount of $0.2 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months.

During 2008, the Company requested the Internal Revenue Service to issue a closing agreement or determination letter with respect to an uncertain tax position taken by the Company in 2007. The Company received a response from the Internal Revenue Service and adjusted the uncertain tax position accordingly. As of December 31, 2008 there was no unrecognized tax benefit related to this uncertain tax position.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in income tax expense was ($0.2 million) and $1.6 million for the years ended December 31, 2009 and 2008, respectively. Accrued interest and penalties was $1.9 million and $2.0 million as of December 31, 2009 and 2008, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2006 to 2009 remain open to examination for U.S. federal income tax. Tax years 2005 – 2009 remain open for major state tax jurisdictions.

Management believes it has adequately provided for potential tax liabilities that may be assessed for years in which the statute of limitations remains open. However, if there were an assessment of any material liability it may adversely affect the Company’s financial condition and liquidity.

Note 17. Employee Benefit Plans

Eligible employees may save for retirement through pretax contributions in defined contribution plans offered by the Company. Employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. $0.1 million in contributions were made to the plans for the year ended December 31, 2009. There were no contributions made to the plans for the year ended December 31, 2008. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation.

During the year ended December 31, 2009, $0.4 million was contributed to the plan’s participants, all of which came from the plan’s forfeitures account, there were no contributions made during 2008.

Note 18. Stock Compensation Plans

The 2004 Incentive Stock Plan (the “2004 Plan”). The 2004 Plan provides for the grant of qualified incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), deferred stock, restricted stock, restricted stock units, performance share awards, dividend equivalent rights (“DERs”) and stock appreciation awards (“SARs”). The Company has granted ISOs, NQSOs, restricted stock, performance share awards and DERs. ISOs may be granted to employees of the Company. NQSOs, DERs, SARs and stock awards may be granted to the directors, officers, employees, agents and consultants of the Company or any subsidiaries. The Company registered 625,000 shares of common stock under the 2004 Plan, of which approximately 393,000 shares were available for future issuances as of December 31, 2009. The 2004 Plan will remain in effect unless terminated by the Board of Directors or no shares of stock remain available for awards to be granted. The Company’s policy is to issue new shares upon option exercise.

The Company follows the provisions of the Share-Based Payment guidance using the modified prospective method of adoption. The Company recorded stock-based compensation expense of $0.7 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively. There was no income tax benefit recognized in the income statement for stock-based compensation arrangements in 2009 and 2008. As of December 31, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. The cost is expected to be amortized over a weighted average period of 1.54 years.

The Company’s Equity Award Policy governs the grant of equity awards. In general, equity awards may be granted only at a meeting of the Compensation Committee or the entire Board during the “Trading Window,” as defined in the Company’s Insider Trading and Disclosure Policy for Designated Insiders. The Trading Window for a particular quarter is open beginning on the second business day following an earnings release with respect to the prior quarter until the 15th day of the third month of the quarter. The exercise price (if applicable) of all equity awards will be equal to the price at which the Company’s common stock was last sold on the date of grant.

On June 26, 2009, the Company granted 10,000 stock options to directors with an exercise price of $1.25, which was the closing market price of the Company’s common stock on the date of grant. 5,000 of the options granted vested immediately and 5,000 of the options are subject to a four year vesting period.

During the fourth quarter of 2009 the Company granted 150,000 stock options to an employee with an exercise price of $0.97, which was the closing market price of the Company’s common stock on November 10, 2009, the date of grant. The options granted are subject to a four year vesting period.

On May 23, 2008, the Company granted 5,000 stock options to directors with an exercise price of $1.65, which was the closing market price on the NYSE of the Company’s common stock on the date of grant. The options granted vested immediately.

All options have been granted at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. Outstanding options generally vest equally over four years and expire ten years after the date of grant.

The following table summarizes the weighted average fair value of options granted for the years ended December 31, 2009 and 2008, respectively, determined using the Black-Scholes option pricing model and the assumptions used in their determination. The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which employees and directors are expected to hold their options and is based on the Company’s historical experience with similar grants. The annual risk-free rate of return is estimated using US treasury rates commensurate with the expected life. The volatility is calculated using the fluctuations of the historical stock prices of the Company. The Company’s options have DERs and accordingly, the assumed dividend yield was zero for these options.

	2009	2008
Weighted average:
Fair value, at date of grant	$0.89	$1.40
Expected life in years	5	10
Annual risk-free interest rate	2.39%	3.84%
Volatility	145.43%	84.3%
Dividend yield	0.0%	0.0%

The following table summarizes activity, pricing and other information for the Company’s stock options activity for the year ended December 31, 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(Years)	(in thousands)
Outstanding at the beginning of the year	160,397	$55.63
Granted	160,000	0.99
Forfeited or expired	(42,910)	44.00
Outstanding at the end of the year	277,487	$22.22	8.11	$(5,915)
Exercisable at the end of the year	93,912	$56.58	5.55	$(5,287)
Stock options expected to vest at the end
of the year	183,575	$4.64	9.43	$(686)

The following table summarizes activity, pricing and other information for the Company’s stock options activity for the year ended December 31, 2008:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(Years)	(in thousands)
Outstanding at the beginning of the year	267,342	$47.81
Granted	5,000	1.65
Forfeited or expired	(111,945)	34.62
Outstanding at the end of the year	160,397	$55.63	5.01	$(8,880)
Exercisable at the end of the year	114,612	$65.32	3.80	$(7,456)
Stock options expected to vest at
the end of the year	22,835	$38.29	8.05	$(1,424)

There were no options exercised during the years ended December 31, 2009 or 2008. The total fair value of options vested during the years ended December 31, 2009 and 2008 was $0.3 million and $1.0 million, respectively.

For options that vested prior to January 1, 2005, a recipient is entitled to receive additional shares of stock upon the exercise of options as a result of DERs associated with the option. For employees, the DERs accrue at a rate equal to the number of options outstanding times 60% of the dividends per share amount at each dividend payment date. For directors, the DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The accrued DERs convert to shares based on the stock’s fair value on the dividend payment date. There were no options exercised during 2008 or 2009.

For options granted after January 1, 2005, a recipient is entitled to receive DERs paid in cash upon vesting of the options. The DERs accrue at a rate equal to the number of options outstanding times the dividends per share amount at each dividend payment date. The DERs begin accruing immediately upon grant, but are not paid until the options vest.

The Company did not grant and issue any shares of restricted stock during 2009 or 2008.

The following tables present information on restricted stock outstanding as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Outstanding at the beginning of year	34,246	$38.38	107,211	$36.50
Vested	-	-	(1,745)	185.68
Forfeited	(2,775)	38.38	(71,220)	33.96
Outstanding at the end of period	31,471	$38.38	34,246	$38.38

Note 19. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$7,104	$7,104	$24,790	$24,790
Restricted cash	5,342	5,206	6,046	5,595
Mortgage loans - held-in-portfolio	1,289,474	1,160,527	1,772,838	1,772,838
Mortgage securities - trading	1,087	1,087	7,085	7,085
Mortgage securities - available-for-sale	6,903	6,903	12,788	12,788
Accrued interest receivable	74,025	74,025	77,292	77,292
Financial liabilities:
Borrowings:
Asset-backed bonds secured by
mortgage loans	2,270,602	1,297,980	2,599,351	1,772,838
Asset-backed bonds secured by
mortgage securities	968	968	5,376	5,376
Junior subordinated debentures	77,815	6,225	77,323	6,248
Accrued interest payable	751	751	10,242	10,242
Derivative instruments:	(157)	(157)	9,101	9,101

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage loans – held-in-portfolio – The fair value of mortgage loans – held-in-portfolio was estimated using the carrying value less a market discount. The internal rate of return is less than what an outside investor would require due to the embedded credit risk, therefore a market discount is required to get to the fair value. The fair value of mortgage loans – held-in-portfolio approximated its carrying value at December 31, 2008.

Mortgage securities- trading – See Note 10 to the consolidated financial statements for fair value method utilized.

Mortgage securities – available-for-sale – See Note 10 to the consolidated financial statements for fair value method utilized.

Accrued interest receivable – The fair value of accrued interest receivable approximates its carrying value.

Asset-backed bonds secured by mortgage loans – The fair value of asset-backed bonds secured by mortgage loans and the related accrued interest payable was estimated using the fair value of mortgage loans – held-in-portfolio as the trusts have no recourse to the Company’s other, unsecuritized assets.

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

Note 20. Subsequent Events

During January of 2010, the final derivative of the 2007-1 securitization trust expired. The expiration of this derivative is a reconsideration event. Accordingly, the Company will deconsolidate the assets and liabilities of the securitization trust and will record a gain during the three month period ending March 31, 2010.

Subsequent to December 31, 2009, certain events prevented the Company’s attempt to sell certain mezzanine-level bonds from its 2006-1 and 2006-1 MTA securitization trusts, which prompted a reconsideration of the Company’s conclusion with respect to the trusts’ consolidation . Accordingly, the Company will deconsolidate the assets and liabilities of the trust and record a gain during the three month period ending March 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NovaStar Financial, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 31, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 because of the existence of a material weakness in internal controls over accounting, financial reporting and disclosure. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that it is reasonably possible that a material misstatement in the company’s annual or interim financial statements and related disclosures will not be prevented or detected on a timely basis.

The Company’s material weakness results from the significant reduction in our accounting staff beginning in 2008 and continuing through the end of 2009, which was necessary to reduce operating and overhead costs. This reduction in staff has led to inadequate segregation of duties, particularly as they relate to the preparation and review of financial statements and disclosures. The material weakness did not result in the restatement of prior period financial statements or disclosures. No errors or misstatements in the Company’s financial statements or disclosures have been identified.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NovaStar Financial, Inc.
Kansas City, Missouri

We have audited NovaStar Financial, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: internal control over financial reporting was not effective because there was a lack of segregation of duties within the Company’s accounting department. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 31, 2010

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Items 401,405 and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement, for the 2010 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to Items 403 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which our common stock may be issued.

Equity Compensation Plan Information
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to			Under Equity
	be Issued Upon		Weighted Average	Compensation Plans
	Exercise of Outstanding		Exercise Price of	(Excluding Shares
	Options, Warrants and		Outstanding Options,	Reflected in the First
Plan Category	Rights		Warrants and Rights	Column)
Equity compensation plans approved by
stockholders	277,487	(A)	$22.22	392,595	(B)
Equity compensation plans not approved
by stockholders	-		-	-
Total	277,487		$22.22	392,595

(A)	Certain of the options have dividend equivalent rights (DERs) attached to them when issued. As of December 31, 2009, these options have 15,199 DERs attached.
(B)	Represents shares that may be issued pursuant to the Company’s 2004 Incentive Stock Plan, which provides for the grant of qualified incentive stock options, non-qualified stock options, deferred stock, restricted stock, restricted stock units, performance share awards, dividend equivalent rights and stock appreciation awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to Item 404 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

     (1) The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

     (2) The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.11	Articles of Amendment and Restatement of NovaStar Financial, Inc. (including all amendments and applicable Articles Supplementary)
3.1.12	Certificate of Amendment of the Registrant
3.23	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005
3.2.14	Amendment to the Amended and Restated Bylaws of the Registrant
4.15	Specimen Common Stock Certificate
4.26	Specimen Preferred Stock Certificate
10.17	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken.
10.28	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries
10.49	NovaStar Financial Inc. 2004 Incentive Stock Plan
10.510	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan
10.6	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.711	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.812	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.913	NovaStar Financial, Inc. Executive Bonus Plan
10.1014	2005 Compensation Plan for Independent Directors
10.1115	NovaStar Financial, Inc. Long Term Incentive Plan
10.1216	Securities Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC
____________________

1 Incorporated by reference to Exhibit 3.1 to Form 10-Q filed by the Registrant on August 9, 2007.
2 Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on May 26, 2005.
3 Incorporated by reference to Exhibit 3.3.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
4 Incorporated by reference to Exhibit 3.2.1 to Form 8-K filed by the Registrant with the SEC on March 16, 2009.
5 Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005.
6 Incorporated by reference to Exhibit 4.3 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004.
7 Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008.
8 Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005.
9 Incorporated by reference to Exhibit 10.15 to Form S-8 filed by the Registrant with the SEC on June 30, 2004.
10 Incorporated by reference to Exhibit 10.46 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007.
11 Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
12 Incorporated by reference to Exhibit 10.25.3 to Form 8-K filed by the Registrant with the SEC on February 4, 2005.
13 Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Registrant with the SEC on March 15, 2007.
14 Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Registrant with the SEC on February 11, 2005.
15 Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006.
16 Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.

10.1317	Standby Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC
10.1418	Registration Rights and Shareholders Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC
10.1519	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc.,Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Scott Hartman
10.1620	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Lance Anderson
10.1721	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Mike Bamburg
10.1922	Confidential Settlement Term Sheet Agreement, dated March 17, 2008, between American Interbanc Mortgage LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc., NFI Holding Corp., and NovaStar Home Mortgage, Inc. (Complete Agreement Filed Due to Expiration of Confidential Treatment Request)
10.2123	Settlement Agreement, dated as of February 18, 2009, among NovaStar Mortgage, Inc., NovaStar Financial, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd. and Kodiak CDI I, Ltd.
10.2024	Escrow Agreement, dated as of February 18, 2009, by an among NovaStar Mortgage, Inc., NovaStar Financial, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Kodiak CDI I, Ltd. and WolfBlock LLP
10.2225	Exchange Agreement, dated as of February 18, 2009, by and among NovaStar Mortgage, Inc., NovaStar Financial, Inc., NovaStar Capital Trust I/B, NovaStar Capital Trust II/B, Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd. and Kodiak CDI I, Ltd.
10.2326	Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (I/B)
10.2427	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.2528	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.2629	Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (II/B)
10.2727	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.2828	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.2932	Securities Purchase Agreement, dated as of April 26, 2009, by and among NovaStar Financial, Inc., Advent Financial Services, LLC and Mark A. Ernst.
____________________

17 Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
18 Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
19 Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
20 Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
21 Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on July 20, 2007.
22 Incorporated by reference to Exhibit 10.55 to Form 10-Q filed by the Registrant with the SEC on April 27, 2009.
23 Incorporated by reference to Exhibit 10.53 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
24 Incorporated by reference to Exhibit 10.54 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
25 Incorporated by reference to Exhibit 10.55 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
26 Incorporated by reference to Exhibit 10.56 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
27 Incorporated by reference to Exhibit 10.57 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
28 Incorporated by reference to Exhibit 10.58 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
29 Incorporated by reference to Exhibit 10.59 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
30 Incorporated by reference to Exhibit 10.60 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
31 Incorporated by reference to Exhibit 10.61 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.
32 Incorporated by reference to Exhibit 10.62 to Form 8-K filed by the Registrant with the SEC on February 24, 2009.

10.3033	Release and Settlement Agreement dated as of June 30, 2009 by and between NovaStar Financial, Inc. and EHMD, LLC, EHD Holdings, LLC and EHD Properties, LLC.
11.134	Statement Regarding Computation of Per Share Earnings
14.135	NovaStar Financial, Inc. Code of Conduct
21.1	Subsidiaries of the Registrant
23.1	Consents of Deloitte & Touche LLP
31.1	Chief Executive Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification - Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification - Section 906 of the Sarbanes-Oxley Act of 2002
____________________

33 Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 1, 2009.
34 See Note 16 to the consolidated financial statements.
35 Incorporated by reference to Exhibit 14.1 to Form 8-K filed by the Registrant with the SEC on February 14, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC
(Registrant)

DATE: March 31, 2010	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE: March 31, 2010	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: March 31, 2010	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE: March 31, 2010	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE: March 31, 2010	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE: March 31, 2010	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE: March 31, 2010	/s/ DONALD M. BERMAN
Donald M. Berman, Director

DATE: March 31, 2010	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE: March 31, 2010	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director