Form 10-Q
period 2010-03-31
NOVASTAR FINANCIAL INC
filed 2010-05-17
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of the Registrant’s Common Stock outstanding on May 17, 2010 was 9,368,053.

NOVASTAR FINANCIAL, INC. FORM 10-Q For the Quarterly Period Ended March 31, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)
	March 31,	December 31,
	2010	2009
Assets
Current Assets
Unrestricted cash and cash equivalents	$13,244	$7,104
Mortgage securities (includes CDO securities of $747 and $959, respectively)	7,650	7,990
Notes receivable	4,748	4,920
Other current assets	3,445	7,501
Total current assets	29,087	27,515
Securitization Trust Assets
Mortgage loans – held-in-portfolio, net of allowance of $0 and $712,614, respectively	-	1,289,474
Accrued interest receivable	-	74,025
Real estate owned	-	64,179
Total securitization trust assets	-	1,427,678
Non-Current Assets
Fixed assets, net of depreciation	1,611	1,803
Other assets (includes CDO other assets of $352 and $428, respectively)	2,402	2,495
Total non-current assets	4,013	4,298
Total assets	$33,100	$1,459,491

Liabilities and Shareholders’ Deficit
Liabilities:
Current Liabilities
Accounts payable	$3,729	$1,949
Accrued expenses	5,952	6,801
Dividends payable	38,377	34,402
Other current liabilities (includes CDO debt and other liabilities of $1,108 and
$1,396, respectively)	3,594	2,962
Total current liabilities	51,652	46,114
Securitization Trust Liabilities
Due to servicer	-	136,855
Other securitization trust liabilities	-	3,729
Asset-backed bonds secured by mortgage loans	-	2,270,602
Total securitization trust liabilities	-	2,411,186
Non-Current Liabilities
Junior subordinated debentures	77,938	77,815
Other liabilities	934	928
Total non-current liabilities	78,872	78,743
Total liabilities	130,524	2,536,043

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares,
issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000
shares, issued and outstanding	21	21
Common stock, 9,368,053, issued and outstanding	94	94
Additional paid-in capital	787,103	786,989
Accumulated deficit	(889,948)	(1,868,398)
Accumulated other comprehensive income	6,216	5,111
Other	(52)	(70)
Total NFI shareholders’ deficit	(96,536)	(1,076,223)
Noncontrolling interests	(888)	(329)
Total shareholders’ deficit	(97,424)	(1,076,552)
Total liabilities and shareholders’ deficit	$33,100	$1,459,491

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)
	For the Three Months Ended
	March 31,
	2010	2009
Income and Revenues:
Service fee income	$9,647	$1,685
Interest income – mortgage loans	10,848	29,273
Interest income – mortgage securities	2,108	11,407
Total	22,603	42,365

Costs and Expenses:
Cost of services	9,069	2,468
Interest expense – asset-backed bonds	1,416	5,203
Provision for credit losses	17,433	101,474
Servicing fees	731	2,991
Premiums for mortgage loan insurance	308	3,341
Selling, general and administrative expense	5,544	5,455
Gain on derecognition of securitization trusts	(993,131)	-
Other (income) expense	(573)	12,073
Total	(959,203)	133,005

Other income	794	186
Interest expense on trust preferred securities	(324)	(1,192)

Income (loss) before income tax expense	982,276	(91,646)
Income tax expense	412	52
Net income (loss)	981,864	(91,698)
Less: Net loss attributable to noncontrolling interests	(561)	(334)
Net income (loss) attributable to NFI	$982,425	$(91,364)
Earnings Per Share attributable to NFI:
Basic	$87.27	$(10.14)
Diluted	$87.27	$(10.14)
Weighted average basic shares outstanding	9,337,207	9,368,053
Weighted average diluted shares outstanding	9,337,207	9,368,053

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands)
	Total NFI Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other			Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Other	Interest	Deficit
Balance, January 1, 2010	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of
founder’s notes
receivable	-	-	-	-	-	-	18	-	18
Compensation
recognized under
stock compensation
plans	-	-	-	114	-	-	-	-	114
Accumulating
dividends on
preferred stock	-	-	-	-	(3,975)	-	-	-	(3,975)
Other	-	-	-	-	-	-	-	2	2
Comprehensive income:
Net income (loss)	-	-	-	-	982,425	-	-	(561)	981,864
Other
comprehensive
income	-	-	-	-	-	1,105	-	-	1,105
Total
comprehensive
income	-	-	-	-	-	-	-	-	982,969
Balance, March 31, 2010	$30	$21	$94	$787,103	$(889,948)	$6,216	$(52)	$(888)	$(97,424)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)
	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$981,864	$(91,698)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Accretion of available-for-sale and trading securities	(705)	(11,439)
Impairments on notes receivable	452	-
Interest capitalized on loans held-in-portfolio	-	(1,218)
Amortization of premiums on mortgage loans	430	1,332
Amortization of deferred debt issuance costs	448	(480)
Provision for credit losses	17,433	101,474
Impairments on mortgage securities – available-for-sale	-	202
Fair value adjustments	(180)	5,710
Gain on derecognition of securitization trusts	(993,131)	-
(Gains) losses on derivative instruments	(26)	4,195
Loss on disposal of fixed assets	6	-
Forgiveness of founders’ promissory notes	18	17
Other	114	(26)
Depreciation expense	188	231
Changes in:
Accrued interest receivable	1,300	1,239
Other assets	1,959	1,658
Due to servicer	(5,080)	17,510
Accounts payable and other liabilities	1,286	(8,155)
Net cash provided by operating activities	6,376	20,552

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities - available-for-sale	1,569	3,897
Proceeds from paydowns of mortgage securities - trading	227	2,485
Proceeds from repayments of mortgage loans held-in-portfolio	15,041	28,072
Proceeds from sales of assets acquired through foreclosure	15,154	19,003
Restricted cash, net	3,441	(13)
Proceeds from paydowns of notes receivable	426	-
Issuance of notes receivable	(706)	-
Purchases of property and equipment	(2)	(571)
Net cash provided by investing activities	35,150	52,873
		Continued

	For the Three Months Ended
	March 31,
Cash flows from financing activities:	2010	2009
Payments on asset-backed bonds	(35,341)	(78,307)
Contributions from noncontrolling interests	-	100
Dividends paid on vested stock options	(45)	-
Net cash used in financing activities	(35,386)	(78,207)
Net increase (decrease) in cash and cash equivalents	6,140	(4,782)
Cash and cash equivalents, beginning of period	7,104	24,790
Cash and cash equivalents, end of period	$13,244	$20,008

Supplemental Disclosure of Cash Flow Information
(unaudited; dollars in thousands)
	For the Three Months Ended
	March 31,
	2010	2009
Cash paid for interest	$2,577	$12,581
Cash paid for income taxes	256	466
Non-cash investing and financing activities:
Assets acquired through foreclosure	6,283	39,783
Preferred stock dividends accrued, not yet paid	3,975	3,696
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans – held-in-portfolio, net of allowance	1,250,287	-
Accrued interest receivable	72,725	-
Real estate owned	55,309	-
Asset-backed bonds secured by mortgage loans	2,235,629	-
Due to servicer	131,772	-
Other liabilities	4,047	-

See notes to condensed consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS As of and for the period ended March 31, 2010 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) hold certain nonconforming residential mortgage securities. StreetLinks National Appraisal Services LLC (“StreetLinks”), a majority-owned subsidiary of the Company, is a residential mortgage appraisal management company. Advent Financial Services LLC (“Advent”), a majority-owned subsidiary of the Company, is a financial services company offering low-cost banking products and services.

The Company owns 88% of StreetLinks National Appraisal Services LLC (“StreetLinks”), a national residential appraisal management company. A fee for appraisal services is collected from lenders and borrowers and most of the fee is passed through to an independent residential appraiser. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals.

The Company also owns 70% of Advent Financial Services LLC (“Advent”), a start up operation which provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent began its operations in December 2009. Through this start-up period, management is evaluating the Advent business model to determine its long-term viability and does not anticipate that Advent will be a significant source or use of cash in 2010.

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

Subsequent to December 31, 2009, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the three months ended March 31, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 3 to the condensed consolidated financial statements.

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and employs the judgments of management in establishing the fair value of its mortgage securities, notes receivable, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned and majority- owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

Historically, the Company has prepared its balance sheet on an unclassified basis because the operating cycle of its nonconforming mortgage operations exceeded one year. As a result of the derecognition and changes in the Company’s business, the assets and liabilities are now presented on a classified basis for all periods presented except for the assets and liabilities of the securitization trusts which continue to be presented on an unclassified basis. Certain line items on the condensed consolidated statement of operations have been reclassified to better present the Company’s current operating businesses.

The Company’s condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

StreetLinks and the Company’s residual mortgage securities are currently the significant sources of cash flows. The Company expects the cash flows from the mortgage securities to decrease during 2010 as the underlying mortgage loans are repaid, and could be significantly less than recent experience if interest rate increases exceed the current assumptions. The Company expects the cash flows from StreetLinks to continue to increase due to new legislation which went into effect in the first quarter of 2010 that will positively impact StreetLinks business. The new legislation requires that Federal Housing Administration loans obtain an independent appraisal provided by an appraisal management company. The Company also expects cash flows to increase due to a larger customer base and operating efficiencies.

Liquidity - The Company had $13.2 million in unrestricted cash and cash equivalents at March 31, 2010, which was an increase of $6.1 million from December 31, 2009. The Company had $1.9 million and $5.3 million in restricted cash as of March 31, 2010 and December 31, 2009, respectively. Of these restricted cash amounts, $0.5 million and $3.9 million are included in other current assets as of March 31, 2010 and December 31, 2009, respectively and $1.4 million are included in other non-current assets as of March 31, 2010 and December 31, 2009. In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its junior subordinated debt. The Company’s current projections indicate sufficient available cash and cash flows from StreetLinks and its mortgage securities to meet these payment needs.

The Company continues its strategy of growing and developing StreetLinks and significantly increasing its appraisal volume. For the three months ended March 31, 2010, StreetLinks had revenues of $9.6 million, as compared to $1.7 million in 2009. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which are not expected to be recurring.

During 2009, the Company used significant amounts of cash to pay for costs related to our legacy mortgage lending and servicing operations, for current administrative costs and invest in StreetLinks and Advent. The Company will continue to evaluate the Advent business model, however the Company does not believe that Advent will be a significant source or use of cash during 2010.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in shareholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

Note 2. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December, 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all VIEs the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended Transfers and Servicing guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the three month period ended March 31, 2010. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the three months ended March 31, 2010. See Note 3 to the condensed consolidated financial statements for further details.

In January 2010, the FASB issued new fair value disclosure guidance, Improving Disclosures about Fair Value Measurements. The new guidance requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2009. The additional disclosures required by this update will be included in the note on fair value measurements, when applicable. There were no additional disclosures required for the three months ended March 31, 2010.

In March 2010, the FASB issued new guidance clarifying the scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. However, other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. Additional guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (“CDOs”) and synthetic CDOs are subject to bifurcation and separate accounting. To simplify compliance with this new guidance, an entity may make a one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This new guidance is effective as of July 1, 2010, with early adoption being permitted at April 1, 2010. The Company does not expect the adoption of this guidance to have a significant impact on our results of operations and financial position.

Note 3. Derecognition of Securitization Trusts

Subsequent to December 31, 2009, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1.

During the first quarter of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts. No bids were received for the bonds, which prompted a reconsideration of the Company’s conclusion with respect to the trusts’ consolidation. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the NHEL 2006-1 and NHEL 2006-MTA1 trusts during the three month period ended March 31, 2010.

During January of 2010, the final derivative of the NHEL 2007-1 loan securitization trust expired. The expiration of this derivative is a reconsideration event. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the 2007-1 securitization trust during the three month period ended March 31, 2010.

As a result, the Company derecognized the assets and liabilities of the trusts. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition the Company recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our consolidated financial statements. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The assets and liabilities of the securitization trusts and the resulting gain recognized upon derecognition consisted of the following at the time of the reconsideration event (dollars in thousands):

Total
Assets:
Mortgage loans – held-in-portfolio	$1,953,188
Allowance for loan losses	(702,901)
Accrued interest receivable	72,725
Real estate owned	55,309

Total assets	1,378,321

Liabilities:
Asset-backed bonds secured by mortgage loans	2,235,633
Due to servicer	131,772
Other liabilities	4,047

Total liabilities	2,371,452

Gain on derecognition of securitization trusts	$993,131

Note 4. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which were secured by residential properties, consisted of the following as of December 31, 2009 (dollars in thousands):

December 31,
2009
Mortgage loans – held-in-portfolio (A):
Outstanding principal	$1,985,483
Net unamortized deferred origination costs	16,605
Amortized cost	2,002,088
Allowance for credit losses	(712,614)
Mortgage loans – held-in-portfolio	$1,289,474
Weighted average coupon	6.94%

(A)	The Company did not hold any mortgage loans-held-in-portfolio as of March 31, 2010 due to the derecognition of the securitization trusts, see Note 3 to the condensed consolidated financial statements for further details.

As of December 31, 2009, mortgage loans held-in-portfolio consisted of loans that the Company had securitized in structures that were accounted for as financings. These securitizations were structured legally as sales, but for accounting purposes were treated as financings under the “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” guidance. See below for details of the Company’s securitization transactions that were structured as financings.

At inception the NHEL 2006-1 and NHEL 2006-MTA1 securitizations did not meet the qualifying special purpose entity criteria necessary for derecognition because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company had the unilateral ability to repurchase a limited number of loans back from the trusts. The NHEL 2007-1 securitization did not meet the qualifying special purpose entity criteria necessary for derecognition because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk.

Accordingly, the loans in these securitizations remained on the balance sheet as “Mortgage loans – held-in-portfolio” through January 2010. Given this treatment, retained interests were not created, and securitization bond financing were reflected on the balance sheet as a liability. The Company recorded interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds were amortized on a level yield basis over the estimated life of the bonds.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the three months ended March 31, 2010 and 2009, respectively (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Balance, beginning of period	$712,614	$776,001
Provision for credit losses	17,433	101,474
Charge-offs, net of recoveries	(27,146)	(83,796)
Derecognition of the securitization trusts	(702,901)	-
Balance, end of period	$-	$793,679

In accordance with new consolidation guidance effective January 1, 2010, the Company is deemed to have a controlling financial interest and is the primary beneficiary of a variable interest entity (“VIE”) if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. As a result of this change in accounting, the Company was required to re-assess all VIEs as of January 1, 2010 to determine if they should be consolidated. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods.

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs that the Company has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present the Company’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Company holds a variable interest as of March 31, 2010 and December 31, 2009. The Company’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless.

The Company’s only continued involvement, relating to these transactions, is retaining interests in the VIEs.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Securitization transactions. Securitization transactions include transactions where the Company transferred mortgage loans and accounted for the transfer as a sale. This category is reflected in the securitization section of this Note.

Mortgage Loan VIEs. The Company initially consolidated securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by the previous FASB guidance. The NHEL 2006-1 and NHEL 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under the previous FASB guidance and related interpretations because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remained the same. During January 2010, certain events occurred that required the Company to reconsider the accounting for these mortgage loan VIEs. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts and these mortgage loan VIEs are now considered securitization transactions. See Note 3 to the condensed consolidated financial statements for further details.

The NHEL 2007-1 securitization at inception did not meet the qualifying special purpose entity criteria necessary for derecognition under the previous FASB guidance and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. During January 2010, certain events occurred that required the Company to reconsider the accounting for this mortgage loan VIE. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trust and this mortgage loan VIE is now considered a securitization transaction. See Note 3 to the condensed consolidated financial statements for further details.

These transactions must be re-assessed during each quarterly period and could require reconsolidation and related disclosures in future periods. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. The beneficial interest holders in these trusts have no recourse to the general credit of the Company; rather their investments are paid exclusively from the assets in the trust.

Collateralized Debt Obligations (“CDO”). In the first quarter of 2007, the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under the accounting guidance. This securitization did not meet the qualifying special purpose entity criteria under the accounting guidance. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. In accordance with Consolidation accounting guidance, the Company is required to re-assess during each quarterly period and the Company determined that it should continue to be consolidated. The Company is not the primary beneficiary in this transaction.

Variable Interest Entities

The Consolidation accounting guidance requires an entity to consolidate a VIE if that entity holds a variable interest that is considered the primary beneficiary. VIEs are required to be reassessed for consolidation quarterly and when reconsideration events occur. Reconsideration events include changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE. See Mortgage Loan VIEs section above for details relating to current period reconsideration events.

The table below provides the disclosure information required for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany
		Eliminations		Liabilities After
			Restricted	Intercompany	Recourse to the
Consolidated VIEs	Total Assets	Unrestricted	(A)	Eliminations	Company (B)
March 31, 2010
CDO(C)	$1,101	$-	$1,099	$1,099	$-
December 31, 2009
Mortgage Loan
VIEs(D)	$1,435,671	$-	$1,427,501	$2,453,181	$-
CDO(C)	1,389	-	1,387	1,387	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For the CDO, assets are primarily recorded in Mortgage securities and liabilities are recorded in Other current liabilities.
(D)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage assets.

Securitizations

Prior to changes in its business in 2007, the Company securitized residential nonconforming mortgage loans. The Company’s involvement with VIEs that are used to securitize financial assets consists of holding securities issued by VIEs.

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal		Assets on	Liabilities	Maximum	Year to	Year to
	Outstanding		Balance	on Balance	Exposure to	Date Loss	Date Cash
	(A)		Sheet	Sheet	Loss(B)	on Sale	Flows
March 31, 2010
Residential mortgage
loans(C)	$8,198,079	(D)	$6,904	$-	$6,904	$-	$2,838
December 31, 2009
Residential mortgage
loans(C)	$6,570,308		$7,031	$-	$7,031	$-	$5,801	(E)

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.
(B)	The maximum exposure to loss includes the following: the assets held by the Company consist of retained interests in the VIEs/SPEs. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.
(C)	Assets on balance sheet are securities issued by the entity and are recorded in Mortgage securities.
(D)	Due to derecognition of securitization trusts during the three months ended March 31, 2010, size/principal outstanding includes NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 as of March 31, 2010.
(E)	For the three months ended March 31, 2009.

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

Retained interests are recorded in the Condensed Consolidated Balance Sheets at fair value. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading securities, with changes in fair value recorded in the Condensed Consolidated Statements of Operations, or as available-for-sale securities, with changes in fair value included in accumulated other comprehensive income.

Retained interests are reviewed periodically for impairment. Retained interests in securitized assets held as available-for-sale and trading were approximately $6.9 million at March 31, 2010 and December 31, 2009.

The following table presents information on retained interests held by the Company as of March 31, 2010 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$6,904
Weighted average life (in years)	3.42
Weighted average prepayment speed assumption (CPR) (percent)	16.2
Fair value after a 10% increase in prepayment speed	$6,315
Fair value after a 25% increase in prepayment speed	$5,797
Weighted average expected annual credit losses (percent of current collateral balance)	28.2
Fair value after a 10% increase in annual credit losses	$6,402
Fair value after a 25% increase in annual credit losses	$6,051
Weighted average residual cash flows discount rate (percent)	25.0
Fair value after a 500 basis point increase in discount rate	$6,704
Fair value after a 1000 basis point increase in discount rate	$6,515
Market interest rates:
Fair value after a 100 basis point increase in market rates	$4,617
Fair value after a 200 basis point increase in market rates	$2,787

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

Note 5. Mortgage Securities

Mortgage securities consist of securities classified as available-for-sale and trading as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Mortgage securities – available-for-sale	$6,866	$6,903
Mortgage securities – trading	784	1,087
Total mortgage securities	$7,650	$7,990

As of March 31, 2010, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities, which were designated as trading. As of December 31, 2009, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of March 31, 2010 and December 31, 2009 (dollars in thousands):

		Unrealized	Estimated	Average
	Cost Basis	Gain	Fair Value	Yield (A)
As of March 31, 2010	$650	$6,216	$6,866	414.6%
As of December 31, 2009	1,792	5,111	6,903	132.9

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ deficit.

During the three months ended March 31, 2009, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $0.2 million during the three months ended March 31, 2009. There were no impairments for the three months ended March 31, 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

As of March 31, 2010, mortgage securities – trading consisted of the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. As of December 31, 2009, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted broker prices. Refer to Note 9 for a description of the valuation methods as of March 31, 2010 and December 31, 2009.

The following table summarizes the Company’s mortgage securities – trading as of March 31, 2010 and December 31, 2009 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of March 31, 2010
Subordinated securities pledged to CDO	$332,489	$87,815	$747
Other subordinated securities	102,625	-	-
Residual securities	-	374	37
Total	$435,114	$88,189	$784	1.92%

As of December 31, 2009	$435,114	$104,012	$1,087	4.79%

(A)     Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $0.3 million and $7.7 million for the three months ended March 31, 2010 and 2009, respectively. These net trading losses are included in the fair value adjustments line on the Company’s condensed consolidated statements of operations.

There were no trading securities pledged as collateral as of March 31, 2010 and December 31, 2009.

Note 6. Borrowings

Junior Subordinated Debentures

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $77.9 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. $50.0 million of the principal amount matures in March 2035 and the remaining $27.9 million matures in June 2036. NFI has guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete an exchange of the Notes for new preferred obligations. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum. The Company did not exceed the Interest Coverage Trigger for the quarter ending March 31, 2010.

Note 7. Commitments and Contingencies

Litigation.

Settled Litigation.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. On July 13, 2009 the Company filed a motion to dismiss the plaintiff’s claims. On November 24, 2009 the Company reached a settlement with the plaintiffs which provided for certain corporate governance changes and a payment of $0.3 million for attorney fees, the payment being covered by insurance. The Court approved the settlement on April 5, 2010.

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee". Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock. Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock. On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009. On April 6, 2009 the Court granted the plaintiff’s motion for class certification. The Company sought permission from the 8th Circuit Court of Appeals to appeal the order granting class certification. On May 11, 2009 the Court of Appeals granted the Company permission to appeal the class certification order. On November 9, 2009 the Company reached a settlement with the plaintiffs. The settlement provides for payment by the Company’s insurer of $0.9 million. The Court approved the settlement on April 22, 2010.

Pending Litigation.

At this time, the Company does not believe that an adverse ruling against the Company is probable for the following claims. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to these matters in the condensed consolidated financial statements.

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

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging breach of a contract with Advent for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. The litigation is currently stayed pending resolution of the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri. The Company believes that the defendants have meritorious defenses to this case and expects to defend the case vigorously.

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have been addressed without significant loss to the Company and the number of demands has steadily decreased, but such claims could be significant if multiple loans are involved.

Note 8. Comprehensive Income

The following is a rollforward of accumulated other comprehensive income for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss)	$981,864	$(91,698)
Other comprehensive (loss) income:
Change in unrealized gain (loss) on mortgage securities – available-for-sale	1,105	(2,322)
Impairment on mortgage securities - available-for-sale reclassified to earnings	-	202
Change in unrealized gain (loss) on derivative instruments used in cash flow hedges	-	8
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	-	84
Other comprehensive income (loss)	1,105	(2,028)
Total comprehensive income (loss)	982,969	(93,726)
Comprehensive loss attributable to noncontrolling interests	561	334
Total comprehensive income (loss) attributable to NFI (A)	$983,530	$(93,392)

(A)	Due to the valuation allowance the Company has recorded on deferred income taxes, there is no net income tax expense recorded against other comprehensive income (loss).

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
	Fair Value at	Identical	Observable	Significant
	March 31,	Assets	Inputs	Unobservable
Description	2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Mortgage securities -trading	$784	$-	$-	$784
Mortgage securities – available-for-sale	6,866	-	-	6,866
Total assets	$7,650	$-	$-	$7,650

Liabilities:
Asset-backed bonds secured by
mortgage securities	$756	$-	$-	$756
Total liabilities	$756	$-	$-	$756

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$1,087	$-	$-	$1,087
Mortgage securities – available-for-sale	6,903	-	-	6,903
Total assets	$7,990	$-	$-	$7,990

Liabilities:
Asset-backed bonds secured by
mortgage securities	$968	$-	$-	$968
Derivative instruments, net	157	-	157	-
Total liabilities	$1,125	$-	$157	$968

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2009	$104,013	$(102,926)	$1,087
Increases (decreases) to mortgage securities - trading
Accretion of income	278	-	278
Proceeds from paydowns of securities	(227)	-	(227)
Other than temporary impairments	(15,876)	15,876	-
Mark-to-market value adjustment	-	(354)	(354)
Net (decrease) increase to mortgage securities - trading	(15,825)	15,522	(303)
As of March 31, 2010	$88,188	$(87,404)	$784

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities - trading
Accretion of income	6,917	-	6,917
Proceeds from paydowns of securities	(2,485)	-	(2,485)
Mark-to-market value adjustment	-	(7,750)	(7,750)
Net (decrease) increase to mortgage securities - trading	4,432	(7,750)	(3,318)
As of March 31, 2009	$438,400	$(434,633)	$3,767

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2009	$1,794	$5,109	$6,903
Increases (decreases) to mortgage securities – available-for-sale
Accretion of income (A)	427	-	427
Proceeds from paydowns of securities (A) (B)	(1,569)	-	(1,569)
Mark-to-market value adjustment	-	1,105	1,105
Net (decrease) increase to mortgage securities – available-for-sale	(1,142)	1,105	(37)
As of March 31, 2010	$652	$6,214	$6,866

(A)	Cash received on mortgage securities with no cost basis was $1.4 million for the three months ended March 31, 2010.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2010, the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining cost basis.

			Estimated Fair
			Value of
		Unrealized Gain	Mortgage
	Cost Basis	(Loss)	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities – available-for-sale
Accretion of income (A)	4,522	-	4,522
Proceeds from paydowns of securities (A) (B)	(3,897)	-	(3,897)
Impairment on mortgage securities – available-
for -sale	(202)	-	(202)
Mark-to-market value adjustment	-	(2,120)	(2,120)
Net (decrease) increase to mortgage securities – available-for-sale	423	(2,120)	(1,697)
As of March 31, 2009	$4,194	$6,897	$11,091

(A)	Cash received on mortgage securities with no cost basis was $32,000 for the three months ended March 31, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2009, the Company had no receivable due from securitization trusts.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of December 31, 2009 (dollars in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Real Estate	Identical Assets	Observable	Unobservable
Fair Value at	Owned (A)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
December 31, 2009	$64,179	$-	$-	$64,179

(A)	The Company did not hold any Real Estate Owned as of March 31, 2010.

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

The following table provides a summary of the impact to earnings for the three months ended March 31, 2010 and 2009 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments For
		the Three Months Ended
		March 31,
	Fair Value
Asset or Liability Measured at	Measurement			Statement of Operation Line
Fair Value	Frequency	2010	2009	Item Impacted
Mortgage securities - trading	Recurring	$(354)	$(7,750)	Other income (expense)
Mortgage securities – available-
for-sale	Recurring	-	(202)	Other income (expense)
Real estate owned	Nonrecurring	(178)	(4,179)	Other income (expense)
Derivative instruments, net	Recurring	157	(4,195)	Other income (expense)
Asset-backed bonds secured by
mortgage securities	Recurring	534	2,040	Other income (expense)
Total fair value losses		$159	$(14,286)

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. The Company estimated fair value for its subordinated securities based on quoted broker prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company considers its valuation methodology as Level 3.

In addition, upon the closing of its NMFT Series 2007-2 securitization, the Company classified the residual security it retained as trading. The Company also classified the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 residual securities as trading upon the derecognition of its securitization trusts. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3. See “Mortgage securities – available-for-sale" for further discussion of the Company’s valuation policies relating to residual securities.

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

The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company considers its valuation methodology as Level 3.

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

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for asset-backed bonds issued from the CDO to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities“ line item on the condensed consolidated balance sheets. The Company recognized fair value adjustments of $0.5 million and $2.0 million for the three months ended March 31, 2010 and March 31, 2009, respectively, which is included in the “Other expenses” line item on the condensed consolidated statements of operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by the guidance from Fair Value Option for Financial Assets and Financial Liabilities.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Unpaid Principal	Year to Date Gain
Unpaid Principal Balance as of	Balance	Recognized		Fair Value
March 31, 2010	$324,128	$534		$756
December 31, 2009	323,999	2,040	(A)	968

(A)	For the Three Months Ended March 31, 2009.

Substantially all of the $0.5 million change in fair value of the asset-backed bonds during the three months ended March 31, 2010 is considered to be related to specific credit risk as all of the bonds are floating rate. The change in credit risk was caused by the decline in the value of the trust’s assets during the three months ended March 31, 2010.

Note 10. Derivative Financial Instruments

Prior to 2009, the Company entered into various derivative financial instruments in the management of its investment portfolio. All derivative financial instruments acquired by the Company were ultimately transferred to mortgage loan or mortgage security trusts. The Company did not hold any derivative instruments as of March 31, 2010. As of December 31, 2009, the Company owned non-hedge derivative financial instruments with a notional amount of $40.0 million and with a fair value of $(0.2) million.

The Company recognized net expense of $0.2 million and $1.4 million during the three months ended March 31, 2010 and 2009, respectively, on derivative instruments qualifying as cash flow hedges, which is recorded as a component of interest expense. During the three months ended March 31, 2010 and 2009 hedge ineffectiveness was insignificant.

Note 11. Income Taxes

Based on the evidence available as of March 31, 2010 and December 31, 2009, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance against its entire net deferred tax assets as of March 31, 2010 and December 31, 2009. The Company’s effective tax rate is close to 0% due to the valuation allowance recorded against the deferred tax assets.

The Company recognizes tax benefits in accordance with the Accounting for Uncertainty in Income Taxes guidance. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of March 31, 2010 and December 31, 2009, the total gross amount of unrecognized tax benefits was $0.6 million and $0.9 million, respectively. The decrease of $0.3 million is included in the “Gain on derecognition of securitization trusts” line item of the condensed consolidated statement of operations and is attributed to the derecognition of the securitization trusts. See Note 3 to the condensed consolidated financial statements for further details.

Note 12. Segment Reporting

During 2009, the Company changed segments to realign with the way management views the business. The segment information for the three months ended March 31, 2009 has been recast in accordance with the new segments. The Company reviews, manages and operates its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts’ operating results are driven from the income generated on the on-balance sheet securitizations less associated costs. Due to the derecognition of the securitization trusts during the three months ended March 31, 2010, the Securitization Trusts segment will consist of solely the Company’s CDO going forward. Corporate operating results include income generated from mortgage securities retained from securitizations, corporate general and administrative expenses and Advent. Appraisal management operations include the appraisal fee income and related expenses from the Company’s majority-owned subsidiary StreetLinks.

Following is a summary of the operating results of the Company’s segments for the three months ended March 31, 2010 and 2009 (dollars in thousands):

For the Three Months Ended March 31, 2010

	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$9,647	$-	$9,647
Interest income – mortgage
loans	10,681	-	-	167	10,848
Interest income – mortgage
securities	246	1,862	-	-	2,108
Total	10,927	1,862	9,647	167	22,603

Costs and Expenses:
Cost of services	-	-	9,069	-	9,069
Interest expense – asset-
backed bonds	1,416	-	-	-	1,416
Provision for credit losses	17,433	-	-	-	17,433
Servicing fees	731	-	-	-	731
Premiums for mortgage loan
insurance	297	11	-	-	308
Selling, general and
administrative expense	14	4,756	774	-	5,544
Gain on derecognition of
securitization trusts	(993,131)	-	-	-	(993,131)
Other expenses (income)	560	(1,222)	19	70	(573)
Total	(972,680)	3,545	9,862	70	(959,203)

Other income	-	794	-	-	794
Interest expense on trust
preferred securities	-	(324)	-	-	(324)

Income (loss) before income tax
expense	983,607	(1,213)	(215)	97	982,276
Income tax expense	-	412	-	-	412
Net income (loss)	983,607	(1,625)	(215)	97	981,864
Less: Net loss attributable to
noncontrolling interests	-	(535)	(26)	-	(561)
Net income (loss) attributable to
NFI	$983,607	$(1,090)	$(189)	$97	$982,425

March 31, 2010:
Total assets	$1,099	$25,314	$6,989	$(302)	$33,100

For the Three Months Ended March 31, 2009

	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$1,685	$-	$1,685
Interest income – mortgage
loans	29,127	-	-	146	29,273
Interest income – mortgage
securities	4,921	8,327	-	(1,841)	11,407
Total	34,048	8,327	1,685	(1,695)	42,365

Costs and Expenses:
Cost of services	-	-	2,468	-	2,468
Interest expense – asset-
backed bonds	5,203	-	-	-	5,203
Provision for credit losses	101,474	-	-	-	101,474
Servicing fees	2,991	-	-	-	2,991
Premiums for mortgage loan
insurance	3,339	2	-	-	3,341
Selling, general and
administrative expense	94	5,104	314	(57)	5,455
Other expenses	1,646	10,409	18	-	12,073
Total	114,747	15,515	2,800	(57)	133,005

Other (expense) income	(13)	199	-	-	186
Interest expense on trust
preferred securities	-	(1,192)	-	-	(1,192)

Loss before income tax expense	(80,712)	(8,181)	(1,115)	(1,638)	(91,646)
Income tax expense	-	52	-	-	52
Net loss	(80,712)	(8,233)	(1,115)	(1,638)	(91,698)
Less: Net loss attributable to
noncontrolling interests	-	-	(334)	-	(334)
Net loss attributable to NFI	$(80,712)	$(8,233)	$(781)	$(1,638)	$(91,364)

December 31, 2009:
Total assets	$1,437,059	$26,706	$4,164	$(8,438)	$1,459,491

Note 13. Earnings Per Share

As a result of the convertible participating preferred stock being considered participating securities, the earnings per share information below is calculated under the two-class method, which is discussed in the Earnings per Share accounting guidance. In determining the number of diluted shares outstanding, the guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the three months ended March 31, 2010, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. For the three months ended March 31, 2009, as the convertible participating preferred stockholders do not have an obligation to participate in losses, no allocation of undistributed losses was necessary.

The computations of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$981,864	$(91,698)
Less loss attributable to noncontrolling interests	(561)	(334)
Dividends on preferred shares	(3,975)	(3,696)
Allocation of undistributed income to convertible participating preferred stock	(163,625)	-
Income (loss) available to common shareholders	$814,825	$(95,060)

Denominator:
Weighted average common shares outstanding – basic	9,337,207	9,368,053

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	9,337,207	9,368,053
Stock options	-	-
Weighted average common shares outstanding – dilutive	9,337,207	9,368,053

Basic earnings per share:
Net income (loss)	$105.16	$(9.79)
Less loss attributable to noncontrolling interests	(0.06)	(0.04)
Dividends on preferred shares	(0.43)	(0.39)
Allocation of undistributed income to convertible participating preferred stock	(17.52)	-
Net income (loss) available to common shareholders	$87.27	$(10.14)

Diluted earnings per share:
Net income (loss)	$105.16	$(9.79)
Less loss attributable to noncontrolling interests	(0.06)	(0.04)
Dividends on preferred shares	(0.43)	(0.39)
Allocation of undistributed income to convertible participating preferred stock	(17.52)	-
Net income (loss) available to common shareholders	$87.27	$(10.14)

The following stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings (loss) per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive (in thousands, except exercise prices):

	For the Three Months
	Ended March 31,
	2010	2009
Number of stock options (in thousands)	277	155
Weighted average exercise price of stock options	$22.22	$57.36

The Company had 30,846 of nonvested shares outstanding as of March 31, 2010 and March 31, 2009 which have original cliff vesting schedules ranging between five and ten years. The nonvested shares for each period were not included in the earnings per share because they were anti-dilutive.

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$13,244	$13,244	$7,104	$7,104
Restricted cash	1,901	1,791	5,342	5,206
Mortgage loans - held-in-portfolio	-	-	1,289,474	1,160,527
Mortgage securities - trading	784	784	1,087	1,087
Mortgage securities - available-for-sale	6,866	6,866	6,903	6,903
Accrued interest receivable	-	-	74,025	74,025
Notes receivable	4,748	4,748	4,920	4,920
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage loans	-	-	2,270,602	1,297,980
Asset-backed bonds secured by mortgage securities	756	756	968	968
Junior subordinated debentures	77,938	5,451	77,815	6,225
Accrued interest payable	397	397	751	751
Derivative instruments:	-	-	(157)	(157)

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage loans – held-in-portfolio – The fair value of mortgage loans – held-in-portfolio was estimated using the carrying value less a market discount. The internal rate of return is less than what an outside investor would require due to the embedded credit risk, therefore at December 31, 2009 a market discount is required to get to the fair value.

Mortgage securities- trading – See Note 9 to the condensed consolidated financial statements for fair value method utilized.

Mortgage securities – available-for-sale – See Note 9 to the condensed consolidated financial statements for fair value method utilized.

Accrued interest receivable – The fair value of accrued interest receivable approximates its carrying value.

Notes receivable – The fair value of notes receivable approximates its carrying value.

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

Junior subordinated debentures – As of March 31, 2010, the fair value of junior subordinated debentures is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. As of December 31, 2009, the fair value of junior subordinated debentures is estimated using the price from the repurchase transaction that the Company completed during 2008 as it is greater than an estimate of discounting future projected cash flows using a discount rate commensurate with the risks involved.

Accrued interest payable – The fair value of accrued interest payable approximates its carrying value.

Derivative instruments – The fair value of derivative instruments was estimated by discounting the projected future cash flows using appropriate rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company” ,”NovaStar Financial”, “NFI” , “we” or “us”) and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Corporate Overview, Background and Strategy – We are a Maryland corporation formed on September 13, 1996. We own 88% of StreetLinks National Appraisal Services LLC (“StreetLinks”), a national residential appraisal management company. In the appraisal management business, we collect fees from lenders and borrowers in exchange for a home appraisal provided by independent residential appraiser. Most of the fee is passed through to an independent residential appraiser with whom StreetLinks has a contractual relationship. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals prepared by the independent residential appraisers. Management believes that StreetLinks is situated to take advantage of growth opportunities in the residential appraisal management business. We are increasing StreetLinks customer base and have established goals for it to become positive in cash flow and earnings during 2010 due to new legislation which went into effect in the first quarter of 2010 that will positively impact StreetLinks business. The new legislation requires that Federal Housing Administration loans obtain an independent appraisal provided by an appraisal management company. The Company also expects cash flows to increase due to a larger customer base and operating efficiencies.

We own 70% Advent Financial Services LLC (“Advent”), a start up operation which provides access to tailored banking accounts, small dollar banking products and related services to low and moderate income level individuals. Advent began its operations in December 2009. Through this start-up period, management is evaluating the Advent business model to determine its long-term viability and does not anticipate that Advent will be a significant contributor to our operations nor a significant use or source of cash in 2010.

Prior to changes in our business in 2007, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. We retained, in our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. We discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations. The mortgage securities we retained continue to be a primary source of our cash flow. Because of severe declines in housing prices and national and international economic crises which led to declining values of our investments in mortgage loans and securities, we suffered significant losses during 2009. Liquidity constraints forced us to reduce operations and administrative staff and take other measures to conserve cash.

The Company’s condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

Significant Recent Events – Subsequent to December 31, 2009, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration we determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, we derecognized the assets and liabilities of the trusts and recorded a gain during the three month period ending March 31, 2010 of $993.1 million. These transactions are discussed in greater detail in this report under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets.”

Critical Accounting Policies - In our Annual Report on Form 10-K for the year ended December 31, 2009, we disclose critical accounting policies, that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Strategy – Management is focused on building the operations of StreetLinks and Advent. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash. Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model.

The key performance measures for executive management are:
  maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of investment opportunity, and generating income for our shareholders.
The following key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)
	March 31,	December 31,
	2010	2009
Unrestricted cash and cash equivalents	$13,244	$7,104

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss) available to common shareholders per diluted share	$87.27	$(10.14)

Liquidity – During the first quarter of 2010 we continued to develop StreetLinks and significantly increased its appraisal volume. For the three months ended March 31, 2010, StreetLinks had revenues of $9.6 million, as compared to $1.7 million for the same period in 2009. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which are not expected to recur. As a result, management expects StreetLinks to produce net positive cash and earnings in 2010. During the first quarter of 2010, we received $2.8 million in cash on our securities portfolio, however, we anticipate that the amount of cash received in 2010 will be less than the amount received in 2009 of $18.5 million.

During the first quarter, we used cash to pay for corporate and administrative costs and invest in Advent. We intend to continue to invest in Advent in 2010 while we evaluate its business model. However we will limit the negative impact on liquidity and do not believe that Advent will be a significant use or source of cash for the remainder of 2010.

As of March 31, 2010, we have $15.1 million in cash and cash equivalents, including $1.9 million of restricted cash.

StreetLinks and our mortgage securities are our primary source of cash flows. The cash flows from our mortgage securities will continue to decrease as the underlying mortgage loans are repaid and could be significantly less than the current projections if interest rate increases exceed the current assumptions. Our liquidity consists solely of cash and cash equivalents. Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in stockholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As of March 31, 2010, we had a working capital deficiency of $22.6 million. This was mainly attributable to dividends payable being classified as a current liability although the Company does not expect to pay the dividends in the near term.

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets

During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts – NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts during the three months ending March 31, 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our condensed consolidated financial statements. The Company also recognized certain securities with no value that were retained and were previously eliminated. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The following is summary balance sheet information for each of the three derecognized loan trusts at the time of the reconsideration event and the resulting gain recognized upon derecognition:

Table 2 — Assets and Liabilities of Loan Trusts and Gain Recognized upon Derecognition (dollars in thousands)
				Eliminations
	NHEL 2006-MTA1	NHEL 2006-1	NHEL 2007-1	(A)	Total
Assets:
Mortgage loans – held-in-portfolio	$528,388	$399,507	$1,033,296	$(8,003)	$1,953,188
Allowance for loan losses	(147,147)	(115,191)	(440,563)	-	(702,901)
Accrued interest receivable	6,176	20,521	46,028	-	72,725
Real estate owned	11,842	17,919	25,548	-	55,309

Total assets	399,259	322,756	664,309	(8,003)	1,378,321

Liabilities:
Asset-backed bonds	588,434	465,164	1,175,608	6,427	2,235,633
Due to servicer	17,298	32,835	81,639	-	131,772
Other liabilities	9,432	12,368	24,017	(41,770)	4,047

Total liabilities	615,164	510,367	1,281,264	(35,343)	2,371,452

Gain on derecognition of securitization trusts	$215,905	$187,611	$616,955	$(27,340)	$993,131

(A)	Eliminations relate to intercompany accounts at the consolidated financial statement level, there are no intercompany balances between the securitization trusts.

Impact of Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December, 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all VIEs the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended Transfers and Servicing guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the three month period ended March 31, 2010. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the three months ended March 31, 2010. See Note 3 to the condensed consolidated financial statements for further details.

In January 2010, the FASB issued new fair value disclosure guidance, Improving Disclosures about Fair Value Measurements. The new guidance requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2009. The additional disclosures required by this update will be included in the note on fair value measurements, when applicable. There were no additional disclosures required for the three months ended March 31, 2010.

In March 2010, the FASB issued new guidance clarifying the scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. However, other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. Additional guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (“CDOs”) and synthetic CDOs are subject to bifurcation and separate accounting. To simplify compliance with this new guidance, an entity may make a one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This new guidance is effective as of July 1, 2010, with early adoption being permitted at April 1, 2010. The Company does not expect the adoption of this guidance to have a significant impact on our results of operations and financial position.

Financial Condition as of March 31, 2010 as Compared to December 31, 2009

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from March 31, 2010 and December 31, 2009.

As discussed previously in this report under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets” significant events occurred related to three securitized loan trusts during the first quarter of 2010 that caused us to derecognize the assets and liabilities of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements and, therefore, their balance is zero as of March 31, 2010. These balances are not discussed further in the following comparative analysis:
  Mortgage Loans - Held-in-Portfolio
  Allowance for Loan Losses
  Accrued Interest Receivable
  Real Estate Owned
  Due to Servicer
  Asset-backed Bonds Secured by Mortgage Assets
  Other securitization trust liabilities
Cash and Cash Equivalents – See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities– Substantially all of the mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by a securitization trust (a collateralized debt obligation or CDO), which we consolidate. We organized the securitization prior to 2009 and we retained a residual interest in the CDO. However, due to poor performance of the securities within the CDO, our residual interest is not providing any cash flow to us and has no value. The aggregate balance of these securities continues to decline as their value deteriorates, due to the poor quality of the underlying mortgage loan collateral. The liabilities of the securitization trust are included in Other Current Liabilities in our condensed consolidated balance sheet.

The mortgage securities classified as available for sale include primarily the value of three residual interests we own and were issued by loan securitized trusts we organized prior to 2009. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during the first quarter of 2010. Following is a summary of our mortgage securities that are classified as available-for-sale with fair values greater than zero.

Table 3 — Values of Individual Mortgage Securities – Available-for-Sale (dollars in thousands)
	March 31, 2010				December 31, 2009
				Expected				Expected
Securitization	Estimated		Constant Pre-	Credit	Estimated		Constant Pre-	Credit
Trust (A)	Fair Value	Discount Rate	payment Rate	Losses	Fair Value	Discount Rate	payment Rate	Losses
2002-3	$1,822	25%	17%	0.8%	$1,997	25%	15%	1.0%
2003-1	3,320	25	14	2.1	3,469	25	13	2.1
2003-3	1,214	25	11	2.6	1,437	25	10	2.7
2003-4	510	25	13	2.6	-	25	12	2.7
Total	$6,866				$6,903

(A) We established the trust upon securitization of the underlying loans, which generally were originated by us.

Notes Receivable – In order to maximize the use of our excess cash flow, we have made loans to independent entities. The borrowing entity used the proceeds to finance on-going and current operations. The decrease in the balance during the first quarter of 2010 primarily results from payments received in excess of new borrowings.

Other Current Assets – Other current assets include restricted cash expected to be released from restriction within one year from the reporting date, short-term investments, prepaid expenses and other miscellaneous receivables. During the first quarter restrictions were lifted on approximately $3.4 million of cash that was restricted as of December 31, 2009, resulting in the substantial change in this category.

Accounts Payable – Accounts payable includes amounts due to vendors in the normal course of business. The increase in accounts payable results from the increased StreetLinks volume of business, which leads to higher payments due to independent appraisers at the end of the quarter.

Accrued Expenses – Accrued expenses include estimated unpaid obligations to employees, service providers, vendors and other business partners. The amount of accrued expenses vary based on timing of incurred but unpaid services.

Dividends Payable – Dividends on Class C and D preferred shares we issued prior to 2009 have not been paid since 2007. These dividends are cumulative and therefore we continue to accrue these dividends.

Total Shareholders’ Deficit – As of March 31, 2010 our total liabilities exceeded our total assets under GAAP by $97.4 million as compared to $1.1 billion as of December 31, 2009. The significant decrease in our shareholders’ deficit during the three months ended March 31, 2010 results from our large net income, driven primarily by the gain recognized upon the derecognition of the assets and liabilities of three loan securitization trusts as discussed previously under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets.”

Results of Operations – Consolidated Earnings Comparisons

Securitization Trusts; Gain on Disposition of Mortgage Assets – As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements” significant events that occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the Other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized for only a portion of the first quarter of 2010 – through the date of derecognition. As a result, there was a significant variation in these balances when comparing the three months ended March 31, 2010 and 2009. Following are the items affected by the derecognition and their balances.

Table 4 — Income (Expense) of Consolidated Loan Securitization; Gain on Disposition of Mortgage Assets (dollars in thousands)
	For the Three Months
	Ended March 31,
	2010	2009
Gain on derecognition of securitization trusts	$993,131	$–
Interest income – mortgage loans	10,681	29,127
Interest expense – asset-backed bonds	(1,416)	(5,203)
Provision for credit losses	(17,433)	(101,474)
Servicing fees	(731)	(2,991)
Premiums for mortgage loan insurance	(297)	(3,339)
Other expense	(560)	(1,646)

In addition, the securitization trusts segment includes the Company’s CDO which was the main driver of the following condensed consolidated statements of operations line items during the three months ended March 31, 2010 and March 31, 2009.

Interest Income – mortgage securities - In general, our mortgage securities have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. Interest income has declined as these assets have declined.

Selling, General and Administrative Expenses – These expenses have remained consistent period over period.

Appraisal Management: Servicing Fee Income and Cost of Services – We earn fees on the residential home appraisals we complete and deliver to our customers, generally residential mortgage lenders. Fee revenue is directly related to the number of appraisals completed (units). Cost of Servicing includes the cost of the appraisal, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process. Following is a summary of production and revenues and expenses.

Table 5 — Appraisal Management Segment Operations (dollars in thousands, except unit amounts)
	For the Three Months Ended March 31,
	2010		2009
	Total	Per Unit	Total	Per Unit
Completed appraisal orders (units)	25,527		4,809

Service fee income	$9,647	$378	$1,685	$350
Cost of services	9,069	355	2,468	513
Selling, general and administrative expense	774	30	314	65
Other expense	19	1	18	4

Net loss	(215)	(8)	(1,115)	(232)
Less: Net loss attributable to noncontrolling
interests	(26)	(1)	(334)	(69)
Net loss attributable to NFI	$(189)	$(7)	$(781)	$(163)

We have generated substantial increases in appraisal order volume through aggressive sales efforts, leading to significant increases in the number of mortgage lender customers. Federal regulatory changes have also contributed to increased customers and order volume. This new legislation requires that Federal Housing Administration loans obtain an independent appraisal provided by an appraisal management company. The Company also expects cash flows to increase due to a larger customer base and operating efficiencies.

During 2009, we incurred costs to improve our operating infrastructure which were included in all expense categories in this segment. These improvements included adding facilities and equipment and technology enhancements to improve customer satisfaction and drive operating efficiencies. These costs are generally not recurring and therefore our cost per unit has improved.

Corporate: Interest Income – Mortgage Securities – The interest on the mortgage securities we own has decreased significantly when comparing to the first quarter of 2010 to the same period in 2009 as the securities have declined in value and as their cash flow has decreased significantly. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is repaid.

Other expenses – Other expenses consist mainly of fair value adjustments, losses on derivative instruments, and interest expense relating to the CDO. Other expenses have decreased from first quarter 2009 to the same period in 2010 mainly due to a decrease in fair value adjustments as the total value of the trading securities and the asset-backed bonds had declined significantly prior to December 31, 2009, resulting in a lower overall adjustment in 2010 when compared to 2009.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

Table 6 — Contractual Obligations (dollars in thousands) As of March 31, 2010
		Less
		than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Junior subordinated debentures	$97,999	$781	$1,563	$1,563	$94,092
Operating leases	4,106	1,597	1,977	532	-
Total obligations	$102,105	$2,378	$3,540	$2,095	$94,092

The junior subordinated debentures are assumed to mature in 2035 and 2036 in computing the future payments. These amounts include expected interest payments on the obligations based on the prevailing interest rate of 1.0% per annum as of March 31, 2010 for each respective obligation. The junior subordinated debentures are described in detail in Note 6 to our condensed consolidated financial statements. The operating lease obligations do not include rental income of $1.0 million to be received under sublease contracts.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $13.2 million in unrestricted cash and cash equivalents.

Cash on hand and receipts from Streetlinks operations and our mortgage securities are our only sources of liquidity. Gross appraisal fee income was a substantial source of our cash flows in the first quarter of 2010. We are currently projecting an increase in cash flows over the course of the next year as we continue to increase our customer base. New regulations issued by federal agencies, especially those that became effective in the first quarter of 2010, have positively impacted StreetLinks sales efforts. Infrastructure changes and added efficiencies gained through automation have decreased selling, general and administrative expenses relative to the increased production. We anticipate that continued increases in appraisal volume and relatively lower operating costs will drive positive earnings and cash flow from StreetLinks during 2010. Advent does not currently have any significant cash inflows or outflows and management is continuing to evaluate it as a viable business and management does not believe that cash flows or outflows will be significant during fiscal 2010.

Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from StreetLinks will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 3. Legal Proceedings” in this report, we are the subject of various legal proceedings, the outcome of which is uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

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

Overview of Cash Flow for the Three Months Ended March 31, 2010

Following are the primary sources of cash receipts and disbursements.

Table 7 — Primary Sources of Cash Receipts and Disbursements
(dollars in thousands)
	For the Three Months
	Ended March 31,
	2010	2009
Primary sources:
Fees received for appraisal management services	$10,128	$1,483
Cash flows received from mortgage securities	2,838	6,382

Primary uses:
Payment of corporate, general and administrative
expenses	(1,794)	(9,779)
Payments for appraisals and related administrative
expenses	(7,891)	(2,891)

Summary of Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009.

Table 8 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)
	For the Three Months
	Ended March 31,
	2010	2009
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$6,376	$20,552
Cash flows provided by investing activities	35,150	52,873
Cash flows used in financing activities	(35,386)	(78,207)

Operating Activities. The increase in cash provided by operating activities was substantially related to the increase in the balance of the amounts due to servicer. Operating activities, other than the cash flow of the securitized loan trusts, generated a net use of cash during the three months ended March 31, 2010. See a discussion of the impact of the consolidated loan trusts under the heading “Assets and Liabilities of Consolidated Securitization Trusts.”

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

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received from Appraisal Management Operations – As shown in Table 7 above, cash receipts in our appraisal management operations are a significant source of cash and liquidity. These receipts have increased significantly as the appraisal volume has increased as discussed previously.

Cash Received From Our Mortgage Securities Portfolio – For the three months ended March 31, 2010 we received $2.8 million in proceeds from repayments on mortgage securities. The cash flows we receive on our mortgage securities are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

  As short-term interest rates declined and continue to remain low, the net spread to us has increased and remains high,
  Higher credit losses have decreased cash available to distribute with respect to our securities,
  We have lower average balances of our mortgage securities—available-for-sale portfolio as the securities have paid down and we have not acquired new bonds.
In general, if short-term interest rates increase, the spread (cash) we receive will decline.

Primary Uses of Cash

Payments to Independent Appraisers – We are responsible for paying the independent appraisers we contract with to provide residential mortgage appraisals. The cash required for this is funded through receipts from customers and the change in the cash requirements is directly related to the appraisal volume and units completed.

Payments of Selling, General and Administrative Expenses – Selling, general and administrative expenses include the administrative costs of business management and include staff and management compensation and related benefit payments, professional expenses for audit, tax and related services, legal services, rent and general office operational costs.

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

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that it is reasonably possible that a material misstatement in the company’s annual or interim financial statements and related disclosures will not be prevented or detected on a timely basis.

The Company’s material weakness results from the significant reduction in our accounting staff beginning in 2008, which was necessary to reduce operating and overhead costs. This reduction in staff has led to inadequate segregation of duties, particularly as they relate to the preparation and review of financial statements and disclosures. The material weakness did not result in the restatement of prior period financial statements or disclosures. No errors or misstatements in the Company’s financial statements or disclosures have been identified.

Management has taken steps to remedy the material weakness by hiring additional accounting department staff, and reallocating duties, including responsibilities for financial reporting, among the Company’s employees. However, based on the overall lack of accounting department resources, this material weakness was not remediated as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation.

Settled Litigation.

On January 31, 2008, two purported shareholders filed separate derivative actions in the Circuit Court of Jackson County, Missouri against various former and current officers and directors and named the Company as a nominal defendant. The essentially identical petitions seek monetary damages alleging that the individual defendants breached fiduciary duties owed to the Company, alleging insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between May 2006 and December 2007. On June 24, 2008 a third, similar case was filed in United States District Court for the Western District of Missouri. On July 13, 2009 the Company filed a motion to dismiss the plaintiff’s claims. On November 24, 2009 the Company reached a settlement with the plaintiffs which provided for certain corporate governance changes and a payment of $0.3 million for attorney fees, the payment being covered by insurance. The Court approved the settlement on April 5, 2010.

On July 7, 2008, plaintiff Jennifer Jones filed a purported class action case in the United States District Court for the Western District of Missouri against the Company, certain former and current officers of the Company, and unnamed members of the Company's "Retirement Committee". Plaintiff, a former employee of the Company, seeks class action certification on behalf of all persons who were participants in or beneficiaries of the Company's 401(k) plan from May 4, 2006 until November 15, 2007 and whose accounts included investments in the Company's common stock. Plaintiff seeks monetary damages alleging that the Company's common stock was an inappropriately risky investment option for retirement savings, and that defendants breached their fiduciary duties by allowing investment of some of the assets contained in the 401(k) plan to be made in the Company's common stock. On November 12, 2008, the Company filed a motion to dismiss which was denied by the Court on February 11, 2009. On April 6, 2009 the Court granted the plaintiff’s motion for class certification. The Company sought permission from the 8th Circuit Court of Appeals to appeal the order granting class certification. On May 11, 2009 the Court of Appeals granted the Company permission to appeal the class certification order. On November 9, 2009 the Company reached a settlement with the plaintiffs. The settlement provides for payment by the Company’s insurer of $0.9 million. The Court approved the settlement on April 22, 2010.

Pending Litigation.

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

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging breach of a contract with Advent for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. The litigation is currently stayed pending resolution of the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri. The Company believes that the defendants have meritorious defenses to this case and expects to defend the case vigorously.

In addition to those matters listed above, the Company is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have been addressed without significant loss to the Company and the number of demands has steadily decreased, but such claims could be significant if multiple loans are involved.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands)
Issuer Purchases of Equity Securities
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs (A)
January 1 – January 31, 2010	-	-	-	$1,020
February 1 – February 28, 2010	-	-	-	$1,020
March 1, 2010 – March 31, 2010	-	-	-	$1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

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

NOVASTAR FINANCIAL, INC.

DATE: May 17, 2010	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the
Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

DATE: May 17, 2010	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief
Financial Officer
(Principal Financial Officer)