Form 10-Q
period 2010-06-30
NOVASTAR FINANCIAL INC
filed 2010-08-11
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2010 was 9,368,053.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)
	June 30,	December 31,
	2010	2009
Assets
Current Assets
Unrestricted cash and cash equivalents	$14,468	$7,104
Mortgage securities (includes CDO securities of $1,079 and $959, respectively)	6,932	7,990
Notes receivable, net	4,318	4,920
Other current assets (includes CDO other assets of $350 and $428, respectively)	3,401	7,501
Total current assets	29,119	27,515
Securitization Trust Assets
Mortgage loans – held-in-portfolio, net of allowance of $0 and $712,614, respectively	-	1,289,474
Accrued interest receivable	-	74,025
Real estate owned	-	64,179
Total securitization trust assets	-	1,427,678
Non-Current Assets
Fixed assets, net of depreciation	1,436	1,803
Goodwill	975	-
Other assets	2,352	2,495
Total non-current assets	4,763	4,298
Total assets	$33,882	$1,459,491

Liabilities and Shareholders’ Deficit
Liabilities:
Current Liabilities
Accounts payable	$4,563	$1,949
Accrued expenses	6,015	6,801
Dividends payable	42,454	34,402
Other current liabilities (includes CDO debt and other liabilities of $1,437 and $1,396, respectively)	4,135	2,962
Total current liabilities	57,167	46,114
Securitization Trust Liabilities
Due to servicer	-	136,855
Other securitization trust liabilities	-	3,729
Asset-backed bonds secured by mortgage loans	-	2,270,602
Total securitization trust liabilities	-	2,411,186
Non-Current Liabilities
Junior subordinated debentures	77,983	77,815
Other liabilities	920	928
Total non-current liabilities	78,903	78,743
Total liabilities	136,070	2,536,043
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares,
issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000
shares, issued and outstanding	21	21
Common stock, 9,368,053, issued and outstanding	94	94
Additional paid-in capital	787,200	786,989
Accumulated deficit	(893,768)	(1,868,398)
Accumulated other comprehensive income	5,386	5,111
Other	(35)	(70)
Total NFI shareholders’ deficit	(101,072)	(1,076,223)
Noncontrolling interests	(1,116)	(329)
Total shareholders’ deficit	(102,188)	(1,076,552)
Total liabilities and shareholders’ deficit	$33,882	$1,459,491

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Income and Revenues:
Service fee income	$27,453	$12,073	$17,806	$10,388
Interest income – mortgage loans	10,848	59,140	-	29,867
Interest income – mortgage securities	4,498	15,438	2,390	4,031
Total	42,799	86,651	20,196	44,286

Costs and Expenses:
Cost of services	24,679	12,978	15,610	10,510
Interest expense – asset-backed bonds	1,416	11,202	-	5,999
Provision for credit losses	17,433	168,988	-	67,514
Servicing fees	731	5,861	-	2,870
Premiums for mortgage loan insurance	308	5,852	-	2,511
Selling, general and administrative expense	9,495	10,783	3,951	5,328
Gain on derecognition of securitization trusts	(993,131)	-	-	-
Other (income) expense	(303)	11,810	270	(263)
Total	(939,372)	227,474	19,831	94,469

Other income	1,011	1,410	217	1,224
Interest (expense) income on trust preferred securities	(572)	(665)	(248)	527

Income (loss) before income tax expense	982,610	(140,078)	334	(48,432)
Income tax expense	628	129	216	77
Net income (loss)	981,982	(140,207)	118	(48,509)
Less: Net loss attributable to noncontrolling interests	(699)	(779)	(138)	(445)
Net income (loss) attributable to NFI	$982,681	$(139,428)	$256	$(48,064)
Earnings (Loss) Per Share attributable to NFI:
Basic	$86.93	$(15.69)	$(0.41)	$(5.53)
Diluted	$86.93	$(15.69)	$(0.41)	$(5.53)
Weighted average basic shares outstanding	9,337,207	9,368,053	9,337,207	9,368,053
Weighted average diluted shares outstanding	9,337,207	9,368,053	9,337,207	9,368,053

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands)
	Total NFI Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other			Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Other	Interests	Deficit
Balance, January 1,
2010	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of
founder’s notes
receivable	-	-	-	-	-	-	35	-	35
Compensation
recognized under
stock compensation
plans	-	-	-	211	-	-	-	-	211
Accumulating
dividends on
preferred stock	-	-	-	-	(8,051)	-	-	-	(8,051)
Distributions to
noncontrolling
interests	-	-	-	-	-	-	-	(88)	(88)
Comprehensive
income:
Net income (loss)	-	-	-	-	982,681	-	-	(699)	981,982
Other
comprehensive
income	-	-	-	-	-	275	-	-	275
Total
comprehensive
income	-	-	-	-	-	-	-	-	982,257
Balance, June 30,
2010	$30	$21	$94	$787,200	$(893,768)	$5,386	$(35)	$(1,116)	$(102,188)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)
	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$981,982	$(140,207)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of available-for-sale and trading securities	(1,903)	(16,677)
Impairments on notes receivable	452	-
Interest capitalized on loans held-in-portfolio	-	(1,550)
Amortization of premiums on mortgage loans	430	1,369
Amortization of deferred debt issuance costs	494	233
Provision for credit losses	17,433	168,988
Impairments on mortgage securities – available-for-sale	-	452
Fair value adjustments	(475)	6,200
Gain on derecognition of securitization trusts	(993,131)	-
(Gains) losses on derivative instruments	(26)	4,626
Other	5	-
Forgiveness of founders’ notes receivable	35	35
Compensation recognized under stock compensation plans	211	428
Depreciation expense	369	466
Changes in:
Accrued interest receivable	1,300	4,413
Other assets and other liabilities	862	(399)
Due to servicer	(5,080)	28,156
Accounts payable and other liabilities	2,180	(13,447)
Net cash provided by operating activities	5,138	43,086

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities - available-for-sale	2,724	8,981
Proceeds from paydowns of mortgage securities - trading	423	3,635
Proceeds from repayments of mortgage loans held-in-portfolio	15,040	50,285
Proceeds from sales of assets acquired through foreclosure	15,154	53,382
Restricted cash, net	5,192	(305)
Proceeds from notes receivable	441	-
Issuance of notes receivable	(657)	-
Purchases of property and equipment	(8)	(975)
Acquisition of business, net of cash acquired	(609)	2
Net cash provided by investing activities	37,700	115,005
		Continued

	For the Six Months Ended
	June 30,
Cash flows from financing activities:	2010	2009
Payments on asset-backed bonds	(35,341)	(162,387)
(Distributions to) contributions from noncontrolling interests	(88)	150
Other	(45)	-
Net cash used in financing activities	(35,474)	(162,237)
Net increase (decrease) in cash and cash equivalents	7,364	(4,146)
Cash and cash equivalents, beginning of period	7,104	24,790
Cash and cash equivalents, end of period	$14,468	$20,644

Supplemental Disclosure of Cash Flow Information
(unaudited; dollars in thousands)
	For the Six Months Ended
	June 30,
	2010	2009
Cash paid for interest	$3,381	$20,511
Cash paid for income taxes	257	355
Cash received on mortgage securities – available-for-sale with no cost basis	2,594	1,207
Non-cash investing and financing activities:
Assets acquired through foreclosure	6,283	48,159
Exchange of noncontrolling interests’ notes receivable for contingent earnings payout	366	-
Preferred stock dividends accrued, not yet paid	8,051	7,481
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans – held-in-portfolio, net of allowance	1,250,287	-
Accrued interest receivable	72,725	-
Real estate owned	55,309	-
Asset-backed bonds secured by mortgage loans	2,235,633	-
Due to servicer	131,772	-
Other liabilities	4,047	-

See notes to condensed consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2010 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) hold certain non-conforming residential mortgage securities. The Company owns 88% of StreetLinks National Appraisal Services LLC (“StreetLinks”), a national residential appraisal management company. StreetLinks charges a fee for appraisal services which is collected from lenders and borrowers and most of the fee is passed through to an independent residential appraiser. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals.

The Company also owns 70% of Advent Financial Services LLC (“Advent”), a start up operation which provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate-income level individuals. Advent began its operations in December 2009. Through this start-up period, management is evaluating the Advent business model to determine its long-term viability and does not anticipate that Advent will be a significant source or use of cash in 2010.

Prior to changes in its business in 2007, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests.

Subsequent to December 31, 2009, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the six months ended June 30, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 3 to the condensed consolidated financial statements. The Company’s collateralized debt obligation (“CDO”) is the only trust that is consolidated in the financial statements as of June 30, 2010.

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, notes receivable, goodwill, CDO debt and estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full year.

Historically, the Company has prepared its Condensed Consolidated Balance Sheets on an unclassified basis because the operating cycle of its nonconforming mortgage operations exceeded one year. As a result of the derecognition and changes in the Company’s business, the assets and liabilities are now presented on a classified basis for all periods presented except for the assets and liabilities of the securitization trusts which continue to be presented on an unclassified basis. Certain line items on the Condensed Consolidated Statement of Operations have been reclassified to better present the Company’s current operating businesses.

The Company’s condensed consolidated financial statements as of June 30, 2010 and for the six and three months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Business Plan - As discussed above, the Company acquired a majority interest in StreetLinks, an appraisal management company, StreetLinks, during the third quarter of 2008 and increased its ownership percentage in the fourth quarter of 2009. In addition, the Company acquired a majority interest in Advent, a financial services company offering low cost banking products and services, in April 2009. Management continues to grow and develop these operating entities. Additionally, the Company will continue to focus on minimizing expenses, preserving liquidity, and exploring additional investments in operating companies.

StreetLinks and residual mortgage securities are currently the Company’s significant sources of cash flows. The Company expects the cash flows from the mortgage securities to decrease during 2010 as the underlying mortgage loans are repaid, and could be significantly less than recent experience if interest rate increases exceed the current assumptions. The Company expects the cash flows from StreetLinks to continue to increase due to a larger customer base and operating efficiencies.

Liquidity - The Company had $14.5 million in unrestricted cash and cash equivalents at June 30, 2010, which was an increase of $7.4 million from December 31, 2009. The Company had $1.5 million and $5.3 million in restricted cash as of June 30, 2010 and December 31, 2009, respectively. Of these restricted cash amounts, $0.1 million and $3.9 million are included in other current assets as of June 30, 2010 and December 31, 2009, respectively and $1.4 million is included in other non-current assets as of June 30, 2010 and December 31, 2009. In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its junior subordinated debt. The Company’s current projections indicate sufficient available cash and cash flows from StreetLinks and its mortgage securities to meet these payment needs.

The Company continues its strategy of growing and developing StreetLinks and significantly increasing its appraisal volume. For the six and three months ended June 30, 2010, StreetLinks had revenues of $27.5 million and $17.8 million, respectively as compared to $12.1 million and $10.4 million in the same periods in 2009, respectively. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which have not been incurred during 2010.

As of June 30, 2010, the Company had a working capital deficiency of $28.0 million. This was mainly attributable to dividends payable of $42.5 million being classified as a current liability, although the Company does not expect to pay the dividends due to liquidity concerns.

During 2009, the Company used significant amounts of cash to pay for costs related to our legacy mortgage lending and servicing operations, for current administrative costs and to invest in StreetLinks and Advent. The Company will continue to evaluate the Advent business model, however the Company does not believe that Advent will be a significant source or use of cash during 2010.

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

Note 2. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December, 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all variable interest entities (each a “VIE”) the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended Transfers and Servicing guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the three month period ended June 30, 2010. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the six months ended June 30, 2010. See Note 3 to the condensed consolidated financial statements for further details.

In March 2010, the FASB issued new guidance clarifying the scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. However, other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. Additional guidance on whether embedded credit-derivative features in financial instruments issued by structures such as CDOs and synthetic CDOs are subject to bifurcation and separate accounting. To simplify compliance with this new guidance, an entity may make a one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This new guidance is effective as of July 1, 2010, with early adoption being permitted at April 1, 2010. The Company does not expect the adoption of this guidance to have a significant impact on our results of operations and financial position.

In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will significantly expand the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

Note 3. Derecognition of Securitization Trusts

Subsequent to December 31, 2009, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1.

During the first quarter of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts. No bids were received for the bonds, which prompted a reconsideration of the Company’s conclusion with respect to the trusts’ consolidation. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the NHEL 2006-1 and NHEL 2006-MTA1 trusts during the six month period ended June 30, 2010.

During January of 2010, the final derivative of the NHEL 2007-1 loan securitization trust expired. The expiration of this derivative is a reconsideration event. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the 2007-1 securitization trust during the six month period ended June 30, 2010.

The securitized loans in these derecognized trusts have suffered substantial losses and through the date of derecognition the Company recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our condensed consolidated financial statements. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

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

Note 4. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which were secured by residential properties, consisted of the following as of December 31, 2009 (dollars in thousands):

December 31,
2009
Mortgage loans – held-in-portfolio (A):
Outstanding principal	$1,985,483
Net unamortized deferred origination costs	16,605
Amortized cost	2,002,088
Allowance for credit losses	(712,614)
Mortgage loans – held-in-portfolio	$1,289,474
Weighted average coupon	6.94%

(A)	The Company did not hold any mortgage loans-held-in-portfolio as of June 30, 2010 due to the derecognition of the securitization trusts, see Note 3 to the condensed consolidated financial statements for further details.

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

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the six and three months ended June 30, 2010 and 2009 , respectively (dollars in thousands):

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$712,614	$776,001	$-	$793,679
Provision for credit losses	17,433	168,988	-	67,514
Charge-offs, net of recoveries	(27,146)	(134,715)	-	(50,919)
Derecognition of the securitization trusts	(702,901)	-	-	-
Balance, end of period	$-	$810,274	$-	$810,274

In accordance with new consolidation guidance effective January 1, 2010, the Company is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. As a result of this change in accounting, the Company was required to re-assess all VIEs as of January 1, 2010 to determine if they should be consolidated. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods.

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs that the Company has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present the Company’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Company holds a variable interest as of June 30, 2010 and December 31, 2009. The Company’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless.

The Company’s only continued involvement, relating to these transactions, is retaining interests in the VIEs which are included in the mortgage securities line item in the condensed consolidated financial statements.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Securitization transactions. Securitization transactions include transactions where the Company transferred mortgage loans and accounted for the transfer as a sale and thus are not consolidated. This category is reflected in the securitization section of this Note.

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

Collateralized Debt Obligations. In the first quarter of 2007, the Company closed a CDO. The collateral for this securitization consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under the accounting guidance. This securitization did not meet the qualifying special purpose entity criteria under the accounting guidance. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. In accordance with Consolidation accounting guidance, the Company is required to re-assess during each quarterly period and the Company determined that it should continue to be consolidated. The Company is not the primary beneficiary in this transaction.

Variable Interest Entities

The Consolidation accounting guidance requires an entity to consolidate a VIE if that entity holds a variable interest that is considered the primary beneficiary. VIEs are required to be reassessed for consolidation quarterly and when reconsideration events occur. Reconsideration events include changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE. See Mortgage Loan VIEs above for details relating to current period reconsideration events.

The table below provides the disclosure information required for VIEs that are consolidated by the Company (dollars in thousands):
		Assets After Intercompany
		Eliminations		Liabilities After
	Total		Restricted	Intercompany	Recourse to the
Consolidated VIEs	Assets	Unrestricted	(A)	Eliminations	Company (B)
June 30, 2010
CDO(C)	$1,430	$-	$1,429	$1,430	$-
December 31, 2009
Mortgage Loan VIEs(D)	$1,435,671	$-	$1,427,501	$2,453,181	$-
CDO(C)	1,389	-	1,387	1,387	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For the CDO, assets are primarily recorded in Mortgage securities and liabilities are recorded in Other current liabilities.
(D)	For Mortgage Loan VIEs, assets are primarily recorded in Mortgage loans – held-in-portfolio. Liabilities are primarily recorded in Asset-backed bonds secured by mortgage assets.

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):
	Size/Principal		Assets on	Liabilities	Maximum	Year to	Year to
	Outstanding		Balance	on Balance	Exposure to	Date Loss	Date Cash
	(A)		Sheet	Sheet	Loss(B)	on Sale	Flows
June 30, 2010
Residential mortgage
loans(C)	$7,729,619	(D)	$5,853	$-	$5,853	$-	$5,193
December 31, 2009
Residential mortgage
loans(C)	$6,570,308		$7,031	$-	$7,031	$-	$10,564	(E)

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.
(B)	The maximum exposure to loss includes the following: the assets held by the Company consist of retained interests in the VIEs/SPEs. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.
(C)	Assets on balance sheet are securities issued by the entity and are recorded in Mortgage securities.
(D)	Due to derecognition of securitization trusts during the six months ended June 30, 2010, size/principal outstanding includes NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 as of June 30, 2010.
(E)	For the six months ended June 30, 2009.

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

Retained interests are recorded in the Condensed Consolidated Balance Sheet at fair value within mortgage securities. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading securities, with changes in fair value recorded in the Condensed Consolidated Statements of Operations, or as available-for-sale securities, with changes in fair value included in accumulated other comprehensive income.

Retained interests are reviewed periodically for impairment. Retained interests in securitized assets held as available-for-sale and trading were approximately $5.9 million and $6.9 million at June 30, 2010 and December 31, 2009, respectively.

The following table presents information on retained interests held by the Company as of June 30, 2010 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$5,853
Weighted average life (in years)	3.26
Weighted average prepayment speed assumption (CPR) (percent)	16.8
Fair value after a 10% increase in prepayment speed	$5,378
Fair value after a 25% increase in prepayment speed	$4,828
Weighted average expected annual credit losses (percent of current collateral balance)	26.9
Fair value after a 10% increase in annual credit losses	$5,664
Fair value after a 25% increase in annual credit losses	$5,388
Weighted average residual cash flows discount rate (percent)	25.0
Fair value after a 500 basis point increase in discount rate	$5,658
Fair value after a 1000 basis point increase in discount rate	$5,474
Market interest rates:
Fair value after a 100 basis point increase in market rates	$4,419
Fair value after a 200 basis point increase in market rates	$2,566

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

Note 5. Mortgage Securities

Mortgage securities consist of securities classified as available-for-sale and trading as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Mortgage securities – available-for-sale	$5,853	$6,903
Mortgage securities – trading	1,079	1,087
Total mortgage securities	$6,932	$7,990

As of June 30, 2010, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities, which were designated as trading. As of December 31, 2009, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		Unrealized	Estimated	Average
	Cost Basis	Gain	Fair Value	Yield (A)
As of June 30, 2010	$467	$5,386	$5,853	605.6%
As of December 31, 2009	1,792	5,111	6,903	132.9

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ deficit.

During the six and three months ended June 30, 2009, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $0.5 million and $0.3 million during the six and three months ended June 30, 2009. There were no impairments for the six and three months ended June 30, 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

As of June 30, 2010, mortgage securities – trading consisted of the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. As of December 31, 2009, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted broker prices. Refer to Note 9 for a description of the valuation methods as of June 30, 2010 and December 31, 2009.

The following table summarizes the Company’s mortgage securities – trading as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of June 30, 2010
Subordinated securities pledged to CDO	$369,507	$80,677	$1,079
Other subordinated securities	215,280	-	-
Total	$584,787	$80,677	$1,079	1.68%

As of December 31, 2009	$435,114	$104,012	$1,087	4.79%

(A)	Calculated from the ending fair value of the securities.

The Company recognized net trading gains of $0.1 million and $0.3 million for the six and three months ended June 30, 2010, respectively as compared to net trading losses of $9.6 million and $1.9 million for the same periods of 2009. These net trading losses are included in the other (income) expense line on the Company’s Condensed Consolidated Statements of Operations.

There were no trading securities pledged as collateral as of June 30, 2010 and December 31, 2009.

Note 6. Borrowings

Junior Subordinated Debentures

NFI’s wholly owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $78.0 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. $50.0 million of the principal amount matures in March 2035 and the remaining $28.0 million matures in June 2036. NFI has guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete an exchange of the Notes for new preferred obligations. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum. The Company did not exceed the Interest Coverage Trigger for the quarter ending June 30, 2010.

Note 7. Commitments and Contingencies

Completed Litigation.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NMI, a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss. On May 15, 2009 the Court granted the Company’s motion to dismiss. The City of Cleveland filed an appeal, but on July 27, 2010 the United States Court of Appeals for the Sixth Circuit affirmed the decision of the District Court dismissing the case.

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

On July 9, 2010, Cambridge Place Investment Management, Inc. filed a complaint in the Suffolk, Massachusetts Superior Court against NovaStar Mortgage Funding Corporation and numerous other entities seeking damages on account of losses associated with residential mortgage backed securities purchased by plaintiff. The complaint alleges untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaint alleges a violation of the Massachusetts Uniform Securities Act, section 410 of Chapter 110A, Massachusetts General Laws. The Company believes that the defendants have meritorious defenses to these claims and expects that the case will be defended vigorously.

On or about July 16, 2010 NovaStar Mortgage, Inc. received a “Purchasers’ Notice of Election to Void Sale of Securities” regarding NovaStar Mortgage Funding Trust Series 2005-4 from the Federal Home Loan Bank of Chicago. The notice was allegedly addressed to several entities including NovaStar Mortgage, Inc. and NovaStar Mortgage Funding Corporation. The notice alleges joint and several liability for a rescission of the purchase of a $15 million security pursuant to Illinois Securities Law, 815 ILCS section 5/13(A). The notice does not specify the factual basis for the claim.

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

Note 8. Comprehensive Income

The following is a rollforward of accumulated other comprehensive income (loss) for the six and three months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$981,982	$(140,207)	$118	$(48,509)
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-
for-sale	275	(2,065)	(830)	257
Change in unrealized gain on derivative instruments used in
cash flow hedges	-	8	-	-
Impairment on mortgage securities - available-for-sale
reclassified to earnings	-	452	-	250
Net settlements of derivative instruments used in cash flow
hedges reclassified to earnings	-	84	-	-
Other comprehensive income (loss)	275	(1,521)	(830)	507
Total comprehensive income (loss)	982,257	(141,728)	(712)	(48,002)
Comprehensive loss attributable to noncontrolling interests	699	779	138	445
Total comprehensive income (loss) attributable to NFI	$982,956	$(140,949)	$(574)	$(47,557)

(A)	Due to the valuation allowance the Company has recorded on deferred income taxes, there is no net income tax expense recorded against other comprehensive income (loss).

Note 9. Fair Value Accounting

Fair Value Measurements

The Fair Value Measurements guidance, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair Value Measurements, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$1,079	$-	$-	$1,079
Mortgage securities – available-for-sale	5,853	-	-	5,853
Total assets	$6,932	$-	$-	$6,932

Liabilities:
Asset-backed bonds secured by mortgage securities	$1,087	$-	$-	$1,087
Total liabilities	$1,087	$-	$-	$1,087

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities -trading	$1,087	$-	$-	$1,087
Mortgage securities – available-for-sale	6,903	-	-	6,903
Total assets	$7,990	$-	$-	$7,990

Liabilities:
Asset-backed bonds secured by mortgage securities	$968	$-	$-	$968
Derivative instruments, net	157	-	157	-
Total liabilities	$1,125	$-	$157	$968

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2010 and 2009 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2009	$104,013	$(102,926)	$1,087
Increases (decreases) to mortgage securities - trading
Accretion of income	504	-	504
Proceeds from paydowns of securities	(423)	-	(423)
Other than temporary impairments	(23,417)	23,417	-
Mark-to-market value adjustment	-	(89)	(89)
Net (decrease) increase to mortgage securities - trading	(23,336)	23,328	(8)
As of June 30, 2010	$80,677	$(79,598)	$1,079

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities - trading
Accretion of income	8,700	-	8,700
Proceeds from paydowns of securities	(3,635)	-	(3,635)
Other than temporary impairments	(36,841)	36,841	-
Mark-to-market value adjustment	-	(9,705)	(9,705)
Net (decrease) increase to mortgage securities - trading	(31,776)	27,136	(4,640)
As of June 30, 2009	$402,192	$(399,747)	$2,445

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of March 31, 2010	$88,188	$(87,404)	$784
Increases (decreases) to mortgage securities - trading
Accretion of income	228	-	228
Proceeds from paydowns of securities	(196)	-	(196)
Other than temporary impairments	(7,543)	7,543	-
Mark-to-market value adjustment	-	263	263
Net (decrease) increase to mortgage securities - trading	(7,511)	7,806	295
As of June 30, 2010	$80,677	$(79,598)	$1,079

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of March 31, 2009	$438,400	$(434,633)	$3,767
Increases (decreases) to mortgage securities - trading
Accretion of income	1,783	-	1,783
Proceeds from paydowns of securities	(1,150)	-	(1,150)
Other than temporary impairments	(36,841)	36,841	-
Mark-to-market value adjustment	-	(1,955)	(1,955)
Net (decrease) increase to mortgage securities - trading	(36,208)	34,886	(1,322)
As of June 30, 2009	$402,192	$(399,747)	$2,445

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2010 and 2009 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2009	$1,794	$5,109	$6,903
Increases (decreases) to mortgage securities – available-for-sale
Accretion of income (A)	1,399	-	1,399
Proceeds from paydowns of securities (A) (B)	(2,724)	-	(2,724)
Mark-to-market value adjustment	-	275	275
Net (decrease) increase to mortgage securities – available-for-sale	(1,325)	275	(1,050)
As of June 30, 2010	$469	$5,384	$5,853

(A)	Cash received on mortgage securities with no cost basis was $2.6 million for the six months ended June 30, 2010.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2010, the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining cost basis.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities – available-for-sale
Accretion of income (A)	7,976	-	7,976
Proceeds from paydowns of securities (A) (B)	(8,981)	-	(8,981)
Impairment on mortgage securities – available-for-sale	(452)	-	(452)
Mark-to-market value adjustment	-	(1,612)	(1,612)
Net (decrease) increase to mortgage securities – available-for-sale	(1,457)	(1,612)	(3,069)
As of June 30, 2009	$2,314	$7,405	$9,719

(A)	Cash received on mortgage securities with no cost basis was $1.2 million for the six months ended June 30, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2009, the Company had no receivable due from securitization trusts.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of March 31, 2010	$652	$6,214	$6,866
Increases (decreases) to mortgage securities – available-for-sale
Accretion of income (A)	971	-	971
Proceeds from paydowns of securities (A) (B)	(1,154)	-	(1,154)
Mark-to-market value adjustment	-	(830)	(830)
Net (decrease) increase to mortgage securities – available-for-sale	(183)	(830)	(1,013)
As of June 30, 2010	$469	$5,384	$5,853

(A)	Cash received on mortgage securities with no cost basis was $1.2 million for the three months ended June 30, 2010.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2010, the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining cost basis.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of March 31, 2009	$4,194	$6,897	$11,091
Increases (decreases) to mortgage securities – available-for-sale
Accretion of income (A)	3,454	-	3,454
Proceeds from paydowns of securities (A) (B)	(5,084)	-	(5,084)
Impairment on mortgage securities – available-for-sale	(250)	-	(250)
Mark-to-market value adjustment	-	508	508
Net (decrease) increase to mortgage securities – available-for-sale	(1,880)	508	(1,372)
As of June 30, 2009	$2,314	$7,405	$9,719

(A)	Cash received on mortgage securities with no cost basis was $1.2 million for the three months ended June 30, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2009, the Company had no receivable due from securitization trusts.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of December 31, 2009 (dollars in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Real Estate	Identical Assets	Observable	Unobservable
Fair Value at	Owned (A)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
December 31, 2009	$64,179	$-	$-	$64,179

(A)	The Company did not hold any Real Estate Owned as of June 30, 2010.

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

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2010 and 2009 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value		Fair Value
		Adjustments For		Adjustments For
		the Six Months		the Three Months
		Ended June 30		Ended June 30
	Fair Value
Asset or Liability	Measurement					Statement of Operations
Measured at Fair Value	Frequency	2010	2009	2010	2009	Line Item Impacted
Mortgage securities -
trading	Recurring	$91	$(9,705)	$(264)	$(1,955)	Other income (expense)
Mortgage securities –
available-for-sale	Recurring	-	(452)	-	(250)	Other income (expense)
Real estate owned	Nonrecurring	(178)	(9,164)	-	(4,984)	Other income (expense)
Derivative instruments,
net	Recurring	157	(4,626)	-	(431)	Other income (expense)
Asset-backed bonds
secured by mortgage
securities	Recurring	566	3,505	32	1,465	Other income (expense)
Total fair value losses		$636	$(20,442)	$(232)	$(6,155)

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

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for asset-backed bonds issued from the CDO to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities” line item on the Condensed Consolidated Balance Sheets. The Company recognized fair value adjustments of $0.5 million for the six and three months ended June 30, 2010, respectively, and $3.5 million and $1.5 million for the same periods in 2009, respectively, which is included in the “Other expenses” line item on the Condensed Consolidated Statements of Operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by the guidance from Fair Value Option for Financial Assets and Financial Liabilities.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	Unpaid Principal	Year to Date Gain
Unpaid Principal Balance as of	Balance	Recognized		Fair Value
June 30, 2010	$324,299	$566		$1,087
December 31, 2009	323,999	2,040	(A)	968

(A)	For the six months ended June 30, 2009.

Substantially all of the $0.5 million change in fair value of the asset-backed bonds during the six and three months ended June 30, 2010 is considered to be related to specific credit risk as all of the bonds are floating rate.

Note 10. Goodwill

For the six and three months ended June 30, 2010, payments of approximately $1.0 million were made to the former majority owners of StreetLinks upon certain earnings targets being achieved. In accordance with the Business Combinations guidance that was utilized by the Company at the time of acquisition during August 2008, any contingent payments made in excess of amounts assigned to assets acquired and liabilities recognized should be recorded as goodwill. As all amounts had previously been assigned, the $1.0 million was recorded as goodwill during the six and three months ended June 30, 2010. There is an additional payment of $2.3 million that is contingent upon StreetLinks reaching certain earnings targets, this contingency has no expiration.

Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of June 30, 2010 goodwill totaled $1.0 million, there was no goodwill as of December 31, 2009.

Goodwill activity is as follows for the six and three months ended June 30, 2010 and 2009 , respectively (dollars in thousands):

	For the Six Months Ended			For the Three Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Balance, beginning of period	$-	$-		$-	$-
Advent acquisition	-	1,190		-	1,190
StreetLinks earnings target payment	975	-		975	-
Balance, end of period	$975	$1,190	(A)	$975	$1,190	(A)

(A)	The Advent acquisition goodwill was written off during the fourth quarter of 2009.

Goodwill will be tested in November of each year for impairment. Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of StreetLinks with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Note 11. Derivative Financial Instruments

Prior to 2009, the Company entered into various derivative financial instruments in the management of its investment portfolio. All derivative financial instruments acquired by the Company were ultimately transferred to mortgage loan or mortgage security trusts. The Company did not hold any derivative instruments as of June 30, 2010. As of December 31, 2009, the Company owned non-hedge derivative financial instruments with a notional amount of $40.0 million and with a fair value of $(0.2) million.

Note 12. Income Taxes

Based on the evidence available as of June 30, 2010 and December 31, 2009, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance against its entire net deferred tax assets as of June 30, 2010 and December 31, 2009. The Company’s effective tax rate is close to 0% due to the valuation allowance recorded against the deferred tax assets.

The Company recognizes tax benefits in accordance with the Accounting for Uncertainty in Income Taxes guidance. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of June 30, 2010 and December 31, 2009, the total gross amount of unrecognized tax benefits was $0.6 million and $0.9 million, respectively. The decrease of $0.3 million is included in the “Gain on derecognition of securitization trusts” line item of the Condensed Consolidated Statement of Operations and is attributed to the derecognition of the securitization trusts. See Note 3 to the condensed consolidated financial statements for further details.

Note 13. Segment Reporting

During 2009, the Company changed segments to realign with the way management views the business. The segment information for the six and three months ended June 30, 2009 has been recast in accordance with the new segments. The Company reviews, manages and operates its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts’ operating results are driven from the income generated on the on-balance sheet securitizations less associated costs. Due to the derecognition of the securitization trusts during the six and three months ended June 30, 2010, the Securitization Trusts segment will consist of solely the Company’s CDO going forward. Corporate operating results include income generated from mortgage securities retained from securitizations, corporate general and administrative expenses and Advent. Appraisal management operations include the appraisal fee income and related expenses from the Company’s majority-owned subsidiary StreetLinks.

Following is a summary of the operating results of the Company’s segments for the six and three months ended June 30, 2010 and 2009 (dollars in thousands):

For the Six Months Ended June 30, 2010
	Securitization		Appraisal
	Trusts	Corporate	Management		Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$27,453		$-	$27,453
Interest income – mortgage
loans	10,681	-	-		167	10,848
Interest income – mortgage
securities	450	4,048	-		-	4,498
Total	11,131	4,048	27,453		167	42,799

Costs and Expenses:
Cost of services	-	-	24,679		-	24,679
Interest expense – asset-
backed bonds	1,416	-	-		-	1,416
Provision for credit losses	17,433	-	-		-	17,433
Servicing fees	731	-	-		-	731
Premiums for mortgage loan
insurance	308	-	-		-	308
Selling, general and
administrative expense	14	7,557	1,924		-	9,495
Gain on derecognition of
securitization trusts	(993,131)	-	-		-	(993,131)
Other expenses (income)	1,254	(1,759)	40		162	(303)
Total	(971,975)	5,798	26,643		162	(939,372)

Other income	-	1,011	-		-	1,011
Interest expense on trust
preferred securities	-	(572)	-		-	(572)

Income (loss) before income tax
expense	983,106	(1,311)	810		5	982,610
Income tax expense	-	628	-		-	628
Net income (loss)	983,106	(1,939)	810		5	981,982
Less: Net (loss) income
attributable to noncontrolling
interests	-	(798)	99		-	(699)
Net income (loss) attributable to
NFI	$983,106	$(1,141)	$711		$5	$982,681

June 30, 2010:
Total assets	$1,428	$24,612	$8,125	(A)	$(283)	$33,882

(A)	Includes goodwill of $1.0 million.

For the Six Months Ended June 30, 2009
	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$12,073	$-	$12,073
Interest income – mortgage
loans	58,782	-	-	358	59,140
Interest income – mortgage
securities	6,146	11,632	-	(2,340)	15,438
Total	64,928	11,632	12,073	(1,982)	86,651

Costs and Expenses:
Cost of services	-	-	12,978	-	12,978
Interest expense – asset-
backed bonds	11,202	-	-	-	11,202
Provision for credit losses	168,988	-	-	-	168,988
Servicing fees	5,861	-	-	-	5,861
Premiums for mortgage loan
insurance	5,833	19	-	-	5,852
Selling, general and
administrative expense	160	9,316	1,382	(75)	10,783
Other expenses	5,520	6,248	42	-	11,810
Total	197,564	15,583	14,402	(75)	227,474

Other income	101	1,309	-	-	1,410
Interest expense on trust
preferred securities	-	(665)	-	-	(665)

Loss before income tax expense	(132,535)	(3,307)	(2,329)	(1,907)	(140,078)
Income tax expense	-	129	-	-	129
Net loss	(132,535)	(3,436)	(2,329)	(1,907)	(140,207)
Less: Net loss attributable to
noncontrolling interests	-	(81)	(698)	-	(779)
Net loss attributable to NFI	$(132,535)	$(3,355)	$(1,631)	$(1,907)	$(139,428)

December 31, 2009:
Total assets	$1,437,059	$26,706	$4,164	$(8,438)	$1,459,491

For the Three Months Ended June 30, 2010
	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$17,806	$-	$17,806
Interest income – mortgage
loans	-	-	-	-	-
Interest income – mortgage
securities	204	2,186	-	-	2,390
Total	204	2,186	17,806	-	20,196

Costs and Expenses:
Cost of services	-	-	15,610	-	15,610
Selling, general and
administrative expense	-	2,801	1,150	-	3,951
Other expenses (income)	695	(539)	22	92	270
Total	695	2,262	16,782	92	19,831

Other income	-	216	1	-	217
Interest expense on trust
preferred securities	-	(248)	-	-	(248)

(Loss) income before income tax
expense	(491)	(108)	1,025	(92)	334
Income tax expense	-	216	-	-	216
Net (loss) income	(491)	(324)	1,025	(92)	118
Less: Net (loss) income
attributable to noncontrolling
interests	-	(263)	125	-	(138)
Net (loss) income attributable to
NFI	$(491)	$(61)	$900	$(92)	$256

For the Three Months Ended June 30, 2009

	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$10,388	$-	$10,388
Interest income – mortgage
loans	29,655	-	-	212	29,867
Interest income – mortgage
securities	1,225	3,305	-	(499)	4,031
Total	30,880	3,305	10,388	(287)	44,286

Costs and Expenses:
Cost of services	-	-	10,510	-	10,510
Interest expense – asset-
backed bonds	5,999	-	-	-	5,999
Provision for credit losses	67,514	-	-	-	67,514
Servicing fees	2,870	-	-	-	2,870
Premiums for mortgage loan
insurance	2,494	17	-	-	2,511
Selling, general and
administrative expense	66	4,212	1,068	(18)	5,328
Other expenses (income)	3,874	(4,161)	24	-	(263)
Total	82,817	68	11,602	(18)	94,469

Other income	114	1,110	-	-	1,224
Interest income on trust
preferred securities	-	527	-	-	527

(Loss) income before income tax
expense	(51,823)	4,874	(1,214)	(269)	(48,432)
Income tax expense	-	77	-	-	77
Net (loss) income	(51,823)	4,797	(1,214)	(269)	(48,509)
Less: Net loss attributable to
noncontrolling interests	-	(81)	(364)	-	(445)
Net (loss) income attributable to
NFI	$(51,823)	$4,878	$(850)	$(269)	$(48,064)

Note 14. Earnings Per Share

As a result of the convertible participating preferred stock being considered participating securities, the earnings per share information below is calculated under the two-class method, which is discussed in the Earnings per Share accounting guidance. In determining the number of diluted shares outstanding, the guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the six months ended June 30, 2010, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. For the three months ended June 30, 2010 and the six and three months ended June 30, 2009, as the convertible participating preferred stockholders do not have an obligation to participate in losses, no allocation of undistributed losses was necessary.

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2010 and 2009 (dollars in thousands, except share and per share amounts):

	For the Six Months Ended		For the Three Months
	June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$981,982	$(140,207)	$118	$(48,509)
Less loss attributable to noncontrolling interests	(699)	(779)	(138)	(445)
Dividends on preferred shares	(8,051)	(7,481)	(4,077)	(3,786)
Allocation of undistributed income to convertible
participating preferred stock	(162,986)	-	-	-
Income (loss) available to common shareholders	$811,644	$(146,909)	$(3,821)	$(51,850)

Denominator:
Weighted average common shares outstanding – basic	9,337,207	9,368,053	9,337,207	9,368,053

Weighted average common shares outstanding – dilutive:	9,337,207	9,368,053	9,337,207	9,368,053
Weighted average common shares outstanding – basic	-	-	-	-
Stock options	-	-	-	-
Weighted average common shares outstanding – dilutive	9,337,207	9,368,053	9,337,207	9,368,053

Basic earnings per share:
Net income (loss)	$105.17	$(14.97)	$0.01	$(5.18)
Less loss attributable to noncontrolling interests	(0.08)	(0.08)	(0.01)	(0.05)
Dividends on preferred shares	(0.86)	(0.80)	(0.43)	(0.40)
Allocation of undistributed income to convertible
participating preferred stock	(17.46)	-	-	-
Net income (loss) available to common shareholders	$86.93	$(15.69)	$(0.41)	$(5.53)

Diluted earnings per share:
Net income (loss)	$105.17	$(14.97)	$0.01	$(5.18)
Less loss attributable to noncontrolling interests	(0.08)	(0.08)	(0.01)	(0.05)
Dividends on preferred shares	(0.86)	(0.80)	(0.43)	(0.40)
Allocation of undistributed income to convertible
participating preferred stock	(17.46)	-	-	-
Net income (loss) available to common shareholders	$86.93	$(15.69)	$(0.41)	$(5.53)

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

	For the Six Months Ended		For the Three Months
	June 30,		Ended June 30,
	2010	2009	2010	2009
Number of stock options (in thousands)	278	114	279	114
Weighted average exercise price of stock options	$22.17	$52.98	$22.13	$52.98

The Company had 30,846 of nonvested restricted shares outstanding as of June 30, 2010 and June 30, 2009 which have original cliff vesting schedules ranging between five and ten years. The nonvested restricted shares for each period were not included in the earnings per share because they were anti-dilutive.

Note 15. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of June 30, 2010 and December 31, 2009 (dollars in thousands):
	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$14,468	$14,468	$7,104	$7,104
Restricted cash	1,529	1,456	5,342	5,206
Mortgage loans - held-in-portfolio	-	-	1,289,474	1,160,527
Mortgage securities - trading	1,079	1,079	1,087	1,087
Mortgage securities - available-for-sale	5,853	5,853	6,903	6,903
Accrued interest receivable	-	-	74,025	74,025
Notes receivable	4,318	4,318	4,920	4,920
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage loans	-	-	2,270,602	1,297,980
Asset-backed bonds secured by mortgage securities	1,087	1,087	968	968
Junior subordinated debentures	77,983	5,591	77,815	6,225
Accrued interest payable	393	393	751	751
Derivative instruments:	-	-	(157)	(157)

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

Junior subordinated debentures – As of June 30, 2010, the fair value of junior subordinated debentures is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. As of December 31, 2009, the fair value of junior subordinated debentures is estimated using the price from the repurchase transaction that the Company completed during 2008.

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

Executive Overview

Corporate Overview, Background and Strategy – We are a Maryland corporation formed on September 13, 1996. We own 88% of StreetLinks National Appraisal Services LLC (“StreetLinks”), a national residential appraisal management company. In the appraisal management business, we collect fees from lenders and borrowers in exchange for a residential appraisal provided by an independent residential appraiser. Most of the fee is passed through to an independent residential appraiser with whom StreetLinks has a contractual relationship. StreetLinks retains a portion of the fee to cover its costs of managing the process to fulfill the appraisal order and perform a quality control review of each appraisal. Management believes that StreetLinks is situated to take advantage of growth opportunities in the residential appraisal management business.

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

The Company’s condensed consolidated financial statements as of June 30, 2010 and for the six and three months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

Significant Recent Events – During July of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into federal law. When fully implemented, the Act will modify and provide for new regulation of a wide range of financial activities, including residential real estate appraisals and appraisal management companies. Various government agencies are charged with implementing new regulations. New regulations specific to residential real estate appraisals include, but are not limited to, provisions that:
  appraisers must be paid “reasonable and customary fees,”
  require regulatory agencies to implement uniform appraisal standards for all federal appraisals, require appraisal management companies to register with state agencies, and govern automated valuation models.
The Act stipulates that new regulations be implemented by the various agencies within 90 days of enactment.

It is management’s opinion that the Act strengthens appraiser reform, leading to greater appraiser independence and greater lender non-compliance liability and will likely increase lender and consumer costs. We believe credible lenders will continue to rely on appraisal management companies to mitigate their appraisal compliance risk and manage their appraisal fulfillment processes. Any impact of the Act on the Company will not be fully determined until all regulations have been implemented.

Subsequent to December 31, 2009, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration we determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, we derecognized the assets and liabilities of the trusts and recorded a gain during 2010 of $993.1 million. These transactions are discussed in greater detail in this report under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets.”

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

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)
	June 30,	December
	2010	31, 2009
Unrestricted cash and cash equivalents	$14,468	$7,104

	For the Six Months Ended
	June 30,
	2010	2009
Net income (loss) available to common shareholders per diluted share	$86.93	$(15.69)

Liquidity – During the first six months of 2010 we continued to develop StreetLinks and significantly increased its appraisal volume. For the six months ended June 30, 2010, StreetLinks had revenues of $27.5 million, as compared to $12.1 million for the same period in 2009. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which have not been incurred during 2010. As a result, StreetLinks has produced net positive cash and earnings in 2010 and is expected to continue producing net positive cash flow and earnings for the foreseeable future. During the six months ended June 30, 2010, we received $5.2 million in cash on our securities portfolio, however, we anticipate that the amount of cash received in 2010 will be less than the amount received in 2009 of $18.5 million.

During the first two quarters, we used cash to pay for corporate and administrative costs and invest in Advent. We intend to continue to invest in Advent in 2010 while we evaluate its business model. However we will limit the negative impact on liquidity and do not believe that Advent will be a significant use or source of cash for the remainder of 2010.

As of June 30, 2010, we have $14.5 million in cash and cash equivalents and $1.5 million of restricted cash.

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

As of June 30, 2010, we had a working capital deficiency of $28.0 million. This was mainly attributable to dividends payable of $42.5 million being classified as a current liability, although the Company does not expect to pay the dividends due to management’s effort to conserve cash.

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets

During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts – NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts during the six months ending June 30, 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our condensed consolidated financial statements. The Company also recognized certain securities with no value that were retained and were previously eliminated. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The following is summary balance sheet information for each of the three derecognized loan trusts at the time of the reconsideration event and the resulting gain recognized upon derecognition:

Table 2 — Assets and Liabilities of Loan Trusts and Gain Recognized upon Derecognition
(dollars in thousands)

	NHEL 2006-MTA1	NHEL 2006-1	NHEL 2007-1	Eliminations (A)	Total
Assets:
Mortgage loans – held-in-
portfolio	$528,388	$399,507	$1,033,296	$(8,003)	$1,953,188
Allowance for loan losses	(147,147)	(115,191)	(440,563)	-	(702,901)
Accrued interest receivable	6,176	20,521	46,028	-	72,725
Real estate owned	11,842	17,919	25,548	-	55,309

Total assets	399,259	322,756	664,309	(8,003)	1,378,321

Liabilities:
Asset-backed bonds	588,434	465,164	1,175,608	6,427	2,235,633
Due to servicer	17,298	32,835	81,639	-	131,772
Other liabilities	9,432	12,368	24,017	(41,770)	4,047

Total liabilities	615,164	510,367	1,281,264	(35,343)	2,371,452

Gain on derecognition of
securitization trusts	$215,905	$187,611	$616,955	$(27,340)	$993,131

(A)	Eliminations relate to intercompany accounts at the consolidated financial statement level, there are no intercompany balances between the securitization trusts.

Impact of Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December, 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all VIEs the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended Transfers and Servicing guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the three month period ended June 30, 2010. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the six months ended June 30, 2010. See Note 3 to the condensed consolidated financial statements for further details.

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

In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will significantly expand the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

Financial Condition as of June 30, 2010 as Compared to December 31, 2009

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from June 30, 2010 and December 31, 2009.

As discussed previously in this report under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets” significant events occurred related to three securitized loan trusts during the first quarter of 2010 that caused us to derecognize the assets and liabilities of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements and, therefore, their balance is zero as of June 30, 2010. These balances are not discussed further in the following comparative analysis:
  Mortgage Loans - Held-in-Portfolio
  Allowance for Loan Losses
  Accrued Interest Receivable
  Real Estate Owned

  Due to Servicer
  Asset-backed Bonds Secured by Mortgage Assets
  Other securitization trust liabilities
Cash and Cash Equivalents – See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities– Substantially all of the mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by a securitization trust (a collateralized debt obligation or CDO), which we consolidate. We organized the securitization prior to 2009 and we retained a residual interest in the CDO. However, due to poor performance of the securities within the CDO, our residual interest is not providing any cash flow to us and has no value. The value of these securities fluctuates as market conditions change, including short-term interest rates, and based on the performance of the underlying mortgage loans. The liabilities of the securitization trust are included in Other Current Liabilities in our Condensed Consolidated Balance Sheet.

The mortgage securities classified as available for sale include primarily the value of four residual interests we own and were issued by loan securitized trusts we organized prior to 2009. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during the six months ended June 30, 2010. Following is a summary of our mortgage securities that are classified as available-for-sale.

Table 3 — Values of Individual Mortgage Securities – Available-for-Sale (dollars in thousands)
	June 30, 2010				December 31, 2009
				Expected				Expected
Securitization	Estimated		Constant Pre-	Credit	Estimated		Constant Pre-	Credit
Trust (A)	Fair Value	Discount Rate	payment Rate	Losses	Fair Value	Discount Rate	payment Rate	Losses
2002-3	$1,865	25%	17%	1.0%	$1,997	25%	15%	1.0%
2003-1	2,972	25	17	2.2	3,469	25	13	2.1
2003-3	662	25	13	2.6	1,437	25	10	2.7
2003-4	354	25	16	2.6	-	25	12	2.7
Total	$5,853				$6,903

(A) We established the trust upon securitization of the underlying loans, which generally were originated by us.

Notes Receivable – In order to maximize the use of our excess cash flow, we have made loans to independent entities. The borrowing entity used the proceeds to finance on-going and current operations. The decrease in the balance primarily results from payments received in excess of new borrowings.

Other Current Assets – Other current assets include restricted cash expected to be released from restriction within one year from the reporting date, short-term investments, prepaid expenses and other miscellaneous receivables. Restrictions were lifted on approximately $5.2 million of cash that was restricted as of December 31, 2009, resulting in the substantial change in this category.

Goodwill – Pursuant to the terms of our purchase agreement for StreetLinks, we are obligated to make “earn out” payments to StreetLinks minority owners upon StreetLinks achieving certain earnings targets. A portion of the targets were achieved during the three months ended June 30, 2010. These payments have been recorded as Goodwill.

Accounts Payable – Accounts payable includes amounts due to vendors in the normal course of business. The increase in accounts payable results from the increased StreetLinks volume of business, which leads to higher payments due to independent appraisers at the end of the quarter.

Accrued Expenses – Accrued expenses include estimated unpaid obligations to employees, service providers, vendors and other business partners. The amount of accrued expenses varies based on timing of incurred but unpaid services.

Dividends Payable – Dividends on Class C and D preferred shares we issued prior to 2009 have not been paid since 2007. These dividends are cumulative and therefore we continue to accrue these dividends.

Total Shareholders’ Deficit – As of June 30, 2010 our total liabilities exceeded our total assets by $102.2 million as compared to $1.1 billion as of December 31, 2009. The significant decrease in our shareholders’ deficit during the six and three months ended June 30, 2010 results from our large net income, driven primarily by the gain recognized upon the derecognition of the assets and liabilities of three loan securitization trusts as discussed previously under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets.”

Results of Operations – Consolidated Earnings Comparisons

Securitization Trusts: Gain on Disposition of Mortgage Assets – As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements” significant events that occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our condensed consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized for only a portion of the first quarter of 2010 – through the date of derecognition. As a result, there was a significant variation in these balances when comparing the six and three months ended June 30, 2010 and the same periods in 2009. Following are the items affected by the derecognition and their balances.

Table 4 — Income (Expense) of Consolidated Loan Securitization; Gain on
Disposition of Mortgage Assets (dollars in thousands)
	For the Six Months
	Ended June 30,
	2010	2009
Gain on derecognition of securitization trusts	$993,131	$–
Interest income – mortgage loans	10,681	59,140
Interest expense – asset-backed bonds	(1,416)	(11,202)
Provision for credit losses	(17,433)	(168,988)
Servicing fees	(731)	(5,861)
Premiums for mortgage loan insurance	(297)	(5,833)
Other expense	(560)	(4,709)

In addition, the securitization trusts segment includes the Company’s CDO which was the main driver of the following Condensed Consolidated Statements of Operations line items during the six and three months ended June 30, 2010 and June 30, 2009.

Interest Income – mortgage securities - In general, our mortgage securities have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. Interest income has declined as these assets have declined.

Selling, General and Administrative Expenses – Selling, general and administrative expenses have decreased slightly for the six and three months ended June 30, 2010, respectively as compared to the same periods in 2009 due to a concerted effort by management to reduce corporate general and administrative expenses which was slightly offset with an increase in appraisal management selling, general and administrative expenses which were driven by higher appraisal production.

Appraisal Management: Servicing Fee Income and Cost of Services – We earn fees on the residential appraisals we complete and deliver to our customers, generally residential mortgage lenders. Fee revenue is directly related to the number of appraisals completed (units). Cost of Services includes the cost of the appraisal, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process. Following is a summary of production and revenues and expenses.

Table 5 — Appraisal Management Segment Operations (dollars in thousands, except unit amounts)
	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2010		2009		2010		2009
	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
Completed appraisal orders (units)	73,866		32,249		48,339		27,440

Service fee income	$27,453	$372	$12,073	$374	$17,806	$368	$10,388	$379
Cost of services	24,679	334	12,978	402	15,610	323	10,510	383
Selling, general and administrative expense	1,924	26	1,382	43	1,150	24	1,068	39
Other expense	41	1	42	1	22	-	24	1

Other income (expense)	1	-	-	-	1	-	-	-

Net income (loss)	810	11	(2,329)	(72)	1,025	21	(1,214)	(44)
Less: Net income (loss) attributable
to noncontrolling interests	99	1	(698)	(22)	125	2	(364)	(13)
Net income (loss) attributable to NFI	$711	$10	$(1,631)	$(50)	$900	$19	$(850)	$(31)

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

Corporate: Interest Income – Mortgage Securities – The interest on the mortgage securities we own has decreased significantly when comparing the first six and three months of 2010 to the same periods in 2009 as the securities have declined in value and as their cash flow has decreased significantly. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is repaid.

Other (income) expense – Other expenses consist mainly of fair value adjustments, losses on derivative instruments, and interest expense relating to the CDO. Other expenses have decreased from the six months ended June 30, 2009 to the same period in 2010 due to a decrease in fair value adjustments as the total value of the trading securities and the asset-backed bonds had declined significantly prior to December 31, 2009, resulting in a lower overall adjustment in 2010 when compared to 2009.

Interest expense on trust preferred securities – Interest expense on trust preferred securities has decreased from the six months ended June 30, 2009 to the same period in 2010 due to the debt issuance cost becoming fully amortized on one of the securities during the quarter. The interest expense on trust preferred securities increased from the three months ended June 30, 2009 to the same period in 2010 due to the reversal of the interest expense at the previous rate of LIBOR plus 3.5% to the new rate of 1.0% per annum during the second quarter of 2009 as the exchange date took place in April 2009, see Note 6 to the condensed consolidated financial statements for further details.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

Table 6 — Contractual Obligations (dollars in thousands)
As of June 30, 2010
		Less
		than 1			After 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Junior subordinated debentures	$97,805	$781	1,563	$1,563	$93,898
Operating leases	3,644	1,466	1,812	366	-
Total obligations	$101,449	$2,247	$3,375	$1,929	$93,898

The junior subordinated debentures mature in 2035 and 2036. The contractual obligations for these debentures include expected interest payments on the obligations based on the prevailing interest rate of 1.0% per annum as of June 30, 2010 for each respective obligation. The junior subordinated debentures are described in detail in Note 6 to our condensed consolidated financial statements. The operating lease obligations do not include rental income of $0.8 million to be received under sublease contracts.

Uncertain tax positions of $0.6 million, which are included in the other liabilities line item of the Condensed Consolidated Balance Sheets as of June 30, 2010, and contractual obligations of $2.3 million which could be due to the former majority owners of StreetLinks and are contingent upon StreetLinks reaching certain earnings targets are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $14.5 million in unrestricted cash and cash equivalents.

Cash on hand and receipts from Streetlinks operations and our mortgage securities are significant sources of liquidity. Gross appraisal fee income was a substantial source of our cash flows in the first two quarters of 2010. We have had significant growth in the first six months of 2010 compared to the same period in 2009 and are currently projecting an increase in cash flows over the course of the next year as we continue to increase our customer base although we cannot assure the same rate of growth that we have experienced during the first two quarters of 2010. New regulations issued by federal agencies, especially those that became effective in the first quarter of 2010, have positively impacted StreetLinks sales efforts. Infrastructure changes and added efficiencies gained through automation have decreased selling, general and administrative expenses relative to the increased production. We anticipate that continued increases in appraisal volume and relatively lower operating costs will drive positive earnings and cash flow from StreetLinks during 2010. Advent does not currently have any significant cash inflows or outflows and management is continuing to evaluate it as a viable business and management does not believe that cash flows or outflows will be significant during fiscal 2010.

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

Overview of Cash Flow For the Six Months Ended June 30, 2010

Following are the primary sources of cash receipts and disbursements.

Table 7 — Primary Sources of Cash Receipts and Disbursements (dollars in thousands)
	For the Six Months Ended
	June 30,
	2010	2009
Primary sources:
Fees received for appraisal management services	$27,886	$12,616
Cash flows received from mortgage securities	5,193	9,769

Primary uses:
Payment of corporate, general and administrative expenses	(3,697)	(13,391)
Payments for appraisals and related administrative expenses	(22,417)	(9,376)

Summary of Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

Table 8 — Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)
	For the Six Months Ended
	June 30,
	2010	2009
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$5,138	$43,086
Cash flows provided by investing activities	37,700	115,005
Cash flows used in financing activities	(35,474)	(162,237)

Operating Activities. The cash provided by operating activities in 2009 was primarily related to the securitized loan trusts (deconsolidated January 2010). See a discussion of the impact of the consolidated loan trusts under the heading, “Assets and Liabilities of Consolidated Loan Trusts”. The Company is now focusing on its appraisal management business. For the six months ended June 30, 2010, StreetLinks has had positive cash flows compared to the same period in 2009, StreetLinks had negative operating cash flows. Although the Company continues to fund the startup of Advent which has used approximately $1.2 million thus far to pay for operating expenses, the Company does not anticipate that Advent will be a significant source or use of cash in 2010.

Investing Activities. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans. See a discussion of the impact of the consolidated loan trusts under the heading, “Assets and Liabilities of Consolidated Loan Trusts”, since they were deconsolidated during the 1st quarter of 2010. Our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio and lower cash proceeds from the sale of assets acquired through foreclosure compared to prior years.

Financing Activities. The payments on asset-backed bonds relates to bonds issued by securitization loan trusts, which have decreased as the assets in the trusts used to pay those bonds have declined. See a discussion of the impact of the consolidated loan trusts under the heading, “Assets and Liabilities of Consolidated Loan Trusts”, since they were deconsolidated during the 1st quarter of 2010.

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received from Appraisal Management Operations – As shown in Table 7 above, cash receipts in our appraisal management operations are a significant source of cash and liquidity. These receipts have increased significantly as the appraisal volume has increased as discussed previously.

Cash Received From Our Mortgage Securities Portfolio – For the Six Months Ended June 30, 2010 we received $5.2 million in proceeds from repayments on mortgage securities. The cash flows we receive on our mortgage securities are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:

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

Management is taking steps to remedy the material weakness by reallocating duties, including responsibilities for financial reporting, among the Company’s employees. However, based on the overall lack of accounting department resources, this material weakness was not remediated as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Completed Litigation.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff seeks damages for loss of property values in the City of Cleveland, and for increased costs of providing services and infrastructure, as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NMI, a wholly owned subsidiary of NFI. On November 24, 2008 the Company filed a motion to dismiss. On May 15, 2009 the Court granted the Company’s motion to dismiss. The City of Cleveland filed an appeal, but on July 27, 2010 the United States Court of Appeals for the Sixth Circuit affirmed the decision of the District Court dismissing the case.

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

On July 9, 2010, Cambridge Place Investment Management, Inc. filed a complaint in the Suffolk, Massachusetts Superior Court against NovaStar Mortgage Funding Corporation and numerous other entities seeking damages on account of losses associated with residential mortgage backed securities purchased by plaintiff. The complaint alleges untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaint alleges a violation of the Massachusetts Uniform Securities Act, section 410 of Chapter 110A, Massachusetts General Laws. The Company believes that the defendants have meritorious defenses to these claims and expects that the case will be defended vigorously.

On or about July 16, 2010 NovaStar Mortgage, Inc. received a “Purchasers’ Notice of Election to Void Sale of Securities” regarding NovaStar Mortgage Funding Trust Series 2005-4 from the Federal Home Loan Bank of Chicago. The notice was allegedly addressed to several entities including NovaStar Mortgage, Inc. and NovaStar Mortgage Funding Corporation. The notice alleges joint and several liability for a rescission of the purchase of a $15 million security pursuant to Illinois Securities Law, 815 ILCS section 5/13(A). The notice does not specify the factual basis for the claim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands)
Issuer Purchases of Equity Securities
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs (A)
April 1 – April 30, 2010	-	-	-	$1,020
May 1 – May 31, 2010	-	-	-	$1,020
June 1, 2010 – June 30, 2010	-	-	-	$1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

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

NOVASTAR FINANCIAL, INC.

DATE: August 11, 2010	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the
Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

DATE: August 11, 2010	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief
Financial Officer
(Principal Financial Officer)