Form 10-Q
period 2010-09-30
NOVASTAR FINANCIAL INC
filed 2010-11-10
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2010 was 9,368,053.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)
	September 30,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$16,784	$7,104
Mortgage securities (includes CDO securities of $1,230 and $959, respectively)	7,214	7,990
Notes receivable, net of allowance of $742 and $300, respectively	4,317	4,920
Other current assets (includes CDO other assets of $348 and $428, respectively)	5,885	7,501
Total current assets	34,200	27,515
Securitization Trust Assets
Mortgage loans – held-in-portfolio, net of allowance of $0 and $712,614, respectively	-	1,289,474
Accrued interest receivable	-	74,025
Real estate owned	-	64,179
Total securitization trust assets	-	1,427,678
Non-Current Assets
Fixed assets, net of depreciation	1,439	1,803
Goodwill	3,170	-
Other assets	2,329	2,495
Total non-current assets	6,938	4,298
Total assets	$41,138	$1,459,491

Liabilities and Shareholders’ Deficit
Liabilities:
Current Liabilities
Accounts payable	$5,360	$1,949
Accrued expenses	8,172	6,801
Dividends payable	46,636	34,402
Other current liabilities (includes CDO debt and other liabilities of $1,578 and
$1,396, respectively)	3,305	2,962
Total current liabilities	63,473	46,114
Securitization Trust Liabilities
Due to servicer	-	136,855
Other securitization trust liabilities	-	3,729
Asset-backed bonds secured by mortgage loans	-	2,270,602
Total securitization trust liabilities	-	2,411,186
Non-Current Liabilities
Junior subordinated debentures	78,027	77,815
Other liabilities	2,283	928
Total non-current liabilities	80,310	78,743
Total liabilities	143,783	2,536,043
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share; 2,990,000 shares,
issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share; 2,100,000
shares, issued and outstanding	21	21
Common stock, 9,368,053, issued and outstanding	94	94
Additional paid-in capital	787,281	786,989
Accumulated deficit	(894,510)	(1,868,398)
Accumulated other comprehensive income	5,677	5,111
Other	(17)	(70)
Total NovaStar Financial, Inc. (“NFI”) shareholders’ deficit	(101,424)	(1,076,223)
Noncontrolling interests	(1,221)	(329)
Total shareholders’ deficit	(102,645)	(1,076,552)
Total liabilities and shareholders’ deficit	$41,138	$1,459,491

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Income and Revenues:
Service fee income	$50,237	$22,018	$22,784	$9,945
Interest income – mortgage loans	10,848	93,933	-	34,793
Interest income – mortgage securities	7,302	19,553	2,804	4,115
Total	68,387	135,504	25,588	48,853

Costs and Expenses:
Cost of services	44,371	22,991	19,692	10,013
Interest expense – asset-backed bonds	1,416	16,448	-	5,246
Provision for credit losses	17,433	211,050	-	42,062
Servicing fees	731	8,343	-	2,482
Premiums for mortgage loan insurance	308	4,908	-	(944)
Selling, general and administrative expense	14,083	15,991	4,588	5,208
Gain on derecognition of securitization trusts	(993,131)	-	-	-
Other (income) expense	(704)	13,736	(401)	1,926
Total	(915,493)	293,467	23,879	65,993

Other income (expense)	968	966	(43)	(444)
Interest expense on trust preferred securities	(823)	(980)	(251)	(315)

Income (loss) before income tax expense	984,025	(157,977)	1,415	(17,899)
Income tax (benefit) expense	(1,293)	245	(1,921)	116
Net income (loss)	985,318	(158,222)	3,336	(18,015)
Less: Net loss attributable to noncontrolling interests	(804)	(1,174)	(105)	(395)
Net income (loss) attributable to NFI	$986,122	$(157,048)	$3,441	$(17,620)
Earnings (Loss) Per Share attributable to NFI:
Basic	$86.86	$(17.98)	$(0.08)	$(2.29)
Diluted	$86.86	$(17.98)	$(0.08)	$(2.29)
Weighted average basic shares outstanding	9,337,207	9,368,053	9,337,207	9,368,053
Weighted average diluted shares outstanding	9,337,207	9,368,053	9,337,207	9,368,053

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands)

	Total NFI Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other			Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Other	Interests	Deficit
Balance, January 1,
2010	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of
founder’s notes
receivable	-	-	-	-	-	-	53	-	53
Compensation
recognized under
stock compensation
plans	-	-	-	292	-	-	-	-	292
Accumulating
dividends on
preferred stock	-	-	-	-	(12,234)	-	-	-	(12,234)
Distributions to
noncontrolling
interests	-	-	-	-	-	-	-	(88)	(88)
Comprehensive
income:
Net income (loss)	-	-	-	-	986,122	-	-	(804)	985,318
Other
comprehensive
income	-	-	-	-	-	566	-	-	566
Total
comprehensive
income	-	-	-	-	-	-	-	-	985,884
Balance,
September 30, 2010	$30	$21	$94	$787,281	$(894,510)	$5,677	$(17)	$(1,221)	$(102,645)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)
	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$985,318	$(158,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of available-for-sale and trading securities	(2,635)	(21,414)
Impairments on notes receivable	442	-
Interest capitalized on loans held-in-portfolio	-	(1,550)
Amortization of premiums on mortgage loans	430	2,774
Amortization of deferred debt issuance costs	538	1,026
Provision for credit losses	17,433	211,050
Impairments on mortgage securities – available-for-sale	-	1,155
Fair value adjustments	(775)	6,597
Gain on derecognition of securitization trusts	(993,131)	-
(Gains) losses on derivative instruments	(26)	4,817
Other	6	-
Forgiveness of founders’ notes receivable	53	52
Compensation recognized under stock compensation plans	292	532
Depreciation expense	546	677
Changes in:
Accrued interest receivable	1,300	2,450
Other assets and other liabilities	734	(401)
Due to servicer	(5,080)	23,458
Accounts payable and other liabilities	2,630	(21,558)
Net cash provided by operating activities	8,075	51,413

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities - available-for-sale	3,359	12,030
Proceeds from paydowns of mortgage securities - trading	588	4,397
Proceeds from repayments of mortgage loans held-in-portfolio	15,040	74,426
Proceeds from sales of assets acquired through foreclosure	15,154	86,425
Restricted cash, net	3,940	1,752
Proceeds from notes receivable	452	-
Issuance of notes receivable	(657)	-
Purchases of property and equipment	(188)	(1,026)
Proceeds from disposal of property and equipment	-	2
Acquisition of business, net of cash acquired	(609)	2
Net cash provided by investing activities	37,079	178,008
Continued

	For the Nine Months Ended
	September 30,
Cash flows from financing activities:	2010	2009
Payments on asset-backed bonds	(35,341)	(239,543)
(Distributions to) contributions from noncontrolling interests	(88)	150
Other	(45)	-
Net cash used in financing activities	(35,474)	(239,393)
Net increase (decrease) in cash and cash equivalents	9,680	(9,972)
Cash and cash equivalents, beginning of period	7,104	24,790
Cash and cash equivalents, end of period	$16,784	$14,818

Supplemental Disclosure of Cash Flow Information
(unaudited; dollars in thousands)
	For the Nine Months Ended
	September 30,
	2010	2009
Cash paid for interest	$4,183	$27,846
Cash paid for income taxes	224	347
Cash received on mortgage securities – available-for-sale with no cost basis	4,667	1,861
Non-cash investing and financing activities:
Assets acquired through foreclosure	6,283	99,193
Exchange of noncontrolling interests’ notes receivable for contingent earnings
payout	366	-
Preferred stock dividends accrued, not yet paid	12,234	11,361
Acquisition contingent earnings payout accrued, not yet paid	2,195	-
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans – held-in-portfolio, net of allowance	1,250,287	-
Accrued interest receivable	72,725	-
Real estate owned	55,309	-
Asset-backed bonds secured by mortgage loans	2,235,633	-
Due to servicer	131,772	-
Other liabilities	4,047	-

See notes to condensed consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2010 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) own 88% of StreetLinks National Appraisal Services LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks business is generated from the management of the appraisal process for its customers. Most of the fee is passed through to an independent residential appraiser. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

The Company also owns 70% of Advent Financial Services LLC (“Advent”), a start-up business which provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate-income level individuals. Advent began its operations in December 2009. Through this start-up period, management is evaluating the Advent business model to determine its long-term viability.

Prior to changes in its business in 2007, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. The Company continues to hold nonconforming residential mortgage securities.

During January of 2010, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the nine months ended September 30, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 3 to the condensed consolidated financial statements. The Company’s collateralized debt obligation (“CDO”) is the only trust that is consolidated in the financial statements as of September 30, 2010.

Financial Statement Presentation - The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, notes receivable, goodwill, CDO debt and in estimating appropriate accrual rates on mortgage securities – available-for-sale. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

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

The Company’s condensed consolidated financial statements as of September 30, 2010 and for the nine and three months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Business Plan - As discussed above, the Company acquired a majority interest in StreetLinks, an appraisal and real estate valuation management services company during the third quarter of 2008 and increased its ownership percentage in the fourth quarter of 2009. In addition, the Company acquired a majority interest in Advent, a financial services company offering low cost banking products and services, in April 2009. Management continues to grow and develop these operating entities. Additionally, the Company will continue to focus on minimizing expenses, preserving liquidity, and exploring additional investments in operating companies.

StreetLinks and the residual mortgage securities are currently the Company’s significant sources of cash flows. The Company expects the cash flows from the mortgage securities to decrease going forward as the underlying mortgage loans are repaid, and could be significantly less than recent experience if interest rate increases exceed the current assumptions. The Company expects the cash flows from StreetLinks to continue to increase due to a larger customer base and operating efficiencies.

Liquidity - The Company had $16.8 million in cash and cash equivalents as of September 30, 2010, which was an increase of $9.7 million from December 31, 2009. In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its junior subordinated debt. The Company’s current projections indicate sufficient available cash and cash flows from StreetLinks and its mortgage securities to meet these payment needs.

The Company continues its strategy of growing and developing StreetLinks and significantly increasing its appraisal volume. For the nine and three months ended September 30, 2010, StreetLinks had revenues of $50.2 million and $22.8 million, respectively, as compared to $22.0 million and $9.9 million in the same periods in 2009, respectively. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which have not been incurred during 2010.

Subsequent to September 30, 2010, the Company purchased Corvisa LLC for $1.5 million plus contingent consideration, see Note 16 to the condensed consolidated financial statements for additional details.

As of September 30, 2010, the Company had a working capital deficiency of $29.3 million. This was mainly attributable to dividends payable of $46.6 million being classified as a current liability, although the Company does not expect to pay the dividends.

During 2009, the Company used significant amounts of cash to pay for costs related to our legacy mortgage lending and servicing operations, for current administrative costs and to invest in StreetLinks and Advent. The Company continues to evaluate the Advent business model during 2010.

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

Note 2. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all variable interest entities (each a “VIE”) the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus, the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended Transfers and Servicing guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the nine month period ended September 30, 2010. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the nine months ended September 30, 2010. See Note 3 to the condensed consolidated financial statements for further details.

In March 2010, the FASB issued new guidance clarifying the scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. However, other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. Additional guidance on whether embedded credit-derivative features in financial instruments issued by structures such as CDOs and synthetic CDOs are subject to bifurcation and separate accounting. To simplify compliance with this new guidance, an entity may make a one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This new guidance is effective as of July 1, 2010, with early adoption being permitted at April 1, 2010. The adoption of this guidance did not have a significant impact on our results of operations or financial position.

In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will significantly expand the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this guidance requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

Note 3. Derecognition of Securitization Trusts

During January of 2010, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts: NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1.

During the first quarter of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts. No bids were received for the bonds, which prompted a reconsideration of the Company’s conclusion with respect to the trusts’ consolidation. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the NHEL 2006-1 and NHEL 2006-MTA1 trusts during the nine month period ended September 30, 2010.

During January of 2010, the final derivative of the NHEL 2007-1 loan securitization trust expired. The expiration of this derivative is a reconsideration event. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the 2007-1 securitization trust during the nine month period ended September 30, 2010.

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

Note 4. Mortgage Loans – Held-in-Portfolio

Mortgage loans – held-in-portfolio, all of which were secured by residential properties, consisted of the following as of December 31, 2009 (dollars in thousands):

December 31,
2009
Mortgage loans – held-in-portfolio (A):
Outstanding principal	$1,985,483
Net unamortized deferred origination costs	16,605
Amortized cost	2,002,088
Allowance for credit losses	(712,614)
Mortgage loans – held-in-portfolio	$1,289,474
Weighted average coupon	6.94%

(A)	The Company did not hold any mortgage loans-held-in-portfolio as of September 30, 2010 due to the derecognition of the securitization trusts, see Note 3 to the condensed consolidated financial statements for further details.

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

Accordingly, the loans in these securitizations remained on the balance sheet as “Mortgage loans – held-in-portfolio” through January 2010. Given this treatment, retained interests were not created, and securitization bond financing were reflected on the balance sheet as a liability. The Company recorded interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations. Deferred debt issuance costs and discounts related to the bonds were amortized on a level yield basis over the estimated life of the bonds.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the nine and three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$712,614	$776,001	$-	$810,274
Provision for credit losses	17,433	211,050	-	42,062
Charge-offs, net of recoveries	(27,146)	(240,349)	-	(105,634)
Derecognition of the securitization trusts	(702,901)	-	-	-
Balance, end of period	$-	$746,702	$-	$746,702

In accordance with new consolidation guidance effective January 1, 2010, the Company is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. As a result of this change in accounting, the Company was required to re-assess all VIEs as of January 1, 2010 to determine if they should be consolidated. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus, the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods.

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs that the Company has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present the Company’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Company holds a variable interest as of September 30, 2010 and December 31, 2009. The Company’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless.

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

At inception, the NHEL 2007-1 securitization did not meet the qualifying special purpose entity criteria necessary for derecognition under the previous FASB guidance and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. During January 2010, certain events occurred that required the Company to reconsider the accounting for this mortgage loan VIE. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trust and this mortgage loan VIE is now considered a securitization transaction. See Note 3 to the condensed consolidated financial statements for further details.

These transactions must be re-assessed during each quarterly period and could require reconsolidation and related disclosures in future periods. The Company has no control over the mortgage loans held by these VIEs due to their legal structure. The beneficial interest holders in these trusts have no recourse to the general credit of the Company; rather, their investments are paid exclusively from the assets in the trust.

Collateralized Debt Obligations. In the first quarter of 2007, the Company closed a CDO. The collateral for this transaction consisted of subordinated securities which the Company retained from its securitization transactions as well as subordinated securities purchased from other issuers. The CDO was structured legally as a sale, but for accounting purposes was accounted for as a financing as it did not meet the qualifying special purpose entity criteria under the applicable accounting guidance. Accordingly, the securities remain on the Company’s condensed consolidated balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. In accordance with Consolidation accounting guidance, the Company is required to re-assess during each quarterly period and the Company determined that it should continue to be consolidated.

Variable Interest Entities

The Consolidation accounting guidance requires an entity to consolidate a VIE if that entity is considered the primary beneficiary. VIEs are required to be reassessed for consolidation quarterly and when reconsideration events occur. See Mortgage Loan VIEs above for details relating to current period reconsideration events.

The table below provides the disclosure information required for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany
		Eliminations		Liabilities After
	Total		Restricted	Intercompany	Recourse to the
Consolidated VIEs	Assets	Unrestricted	(A)	Eliminations	Company (B)
September 30, 2010
CDO(C)	$1,230	$-	$1,230	$1,230	$-
December 31, 2009
Mortgage Loan VIEs(D)	$1,435,671	$-	$1,427,501	$2,453,181	$-
CDO(C)	1,389	-	1,387	1,387	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.
(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For the CDO, assets are primarily recorded in “Mortgage securities” and liabilities are recorded in “Other current liabilities.”
(D)	For Mortgage Loan VIEs, assets are primarily recorded in “Mortgage loans – held-in-portfolio.” Liabilities are primarily recorded in “Asset-backed bonds secured by mortgage assets.”

Securitization Transactions

Prior to changes in its business in 2007, the Company securitized residential nonconforming mortgage loans. The Company’s involvement with VIEs that are used to securitize financial assets consists of holding securities issued by VIEs.

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal		Assets on	Liabilities	Maximum	Year to	Year to
	Outstanding		Balance	on Balance	Exposure to	Date Loss	Date Cash
	(A)		Sheet (B)	Sheet	Loss(C)	on Sale	Flows

September 30, 2010	$7,434,265	(D)	$5,984	$-	$5,984	$-	$7,683
December 31, 2009	6,570,308		7,031	$-	7,031	$-	13,401	(E)

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.
(B)	Assets on balance sheet are securities issued by the entity which are recorded in “Mortgage securities.”
(C)	The maximum exposure to loss assumes a total loss on the retained interests held by the Company.
(D)	Due to derecognition of securitization trusts during the nine months ended September 30, 2010, size/principal outstanding includes NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 as of September 30, 2010.
(E)	For the nine months ended September 30, 2009.

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

Retained interests are reviewed periodically for impairment. Retained interests in securitized assets held as available-for-sale and trading were approximately $6.0 million and $6.9 million at September 30, 2010 and December 31, 2009, respectively.

The following table presents information on retained interests held by the Company as of September 30, 2010 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$5,984
Weighted average life (in years)	3.14
Weighted average prepayment speed assumption (CPR) (percent)	17.2
Fair value after a 10% increase in prepayment speed	$5,353
Fair value after a 25% increase in prepayment speed	$4,579
Weighted average expected annual credit losses (percent of current collateral balance)	25.8
Fair value after a 10% increase in annual credit losses	$5,124
Fair value after a 25% increase in annual credit losses	$4,669
Weighted average residual cash flows discount rate (percent)	25.0%
Fair value after a 500 basis point increase in discount rate	$5,796
Fair value after a 1000 basis point increase in discount rate	$5,618
Market interest rates:
Fair value after a 100 basis point increase in market rates	$4,021
Fair value after a 200 basis point increase in market rates	$2,519

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

Note 5. Mortgage Securities

Mortgage securities consist of securities classified as available-for-sale and trading as of September 30, 2010 and December 31, 2009.

	September	December
	30, 2010	31, 2009
Mortgage securities – available-for-sale	$5,984	$6,903
Mortgage securities – trading	1,230	1,087
Total mortgage securities	$7,214	$7,990

As of September 30, 2010, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities, which were designated as trading. As of December 31, 2009, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		Unrealized	Estimated	Average
	Cost Basis	Gain	Fair Value	Yield (A)
As of September 30, 2010	$307	$5,677	$5,984	407.9%
As of December 31, 2009	1,792	5,111	6,903	132.9

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ deficit.

During the nine and three months ended September 30, 2009, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $1.2 million and $0.7 million during the nine and three months ended September 30, 2009. There were no impairments for the nine and three months ended September 30, 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

As of September 30, 2010, mortgage securities – trading consisted of the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. As of December 31, 2009, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted broker prices. Refer to Note 9 for a description of the valuation methods as of September 30, 2010 and December 31, 2009.

The following table summarizes the Company’s mortgage securities – trading as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of September 30, 2010
Subordinated securities pledged to CDO	$369,507	$80,742	$1,230
Other subordinated securities	215,280	-	-
Total	$584,787	$80,742	$1,230	2.05%

As of December 31, 2009	$435,114	$104,012	$1,087	4.79%

(A)	Calculated from the ending fair value of the securities.

The Company recognized a nominal amount of net trading losses and net trading gains of $0.1 million for the nine and three months ended September 30, 2010, respectively as compared to net trading losses of $11.3 million and $1.6 million for the same periods of 2009. These net trading losses are included in the other (income) expense line on the Company’s Condensed Consolidated Statements of Operations.

There were no trading securities pledged as collateral as of September 30, 2010 and December 31, 2009.

Note 6. Borrowings

Junior Subordinated Debentures

NFI’s wholly-owned subsidiary NovaStar Mortgage, Inc. (“NMI”) has approximately $78.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. $50.0 million of the principal amount matures in March 2035 and the remaining $28.1 million matures in June 2036. NFI has guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete an exchange of the Notes for new preferred obligations. On the Exchange Date, the Company paid interest due through December 31, 2008, in the aggregate amount of $5.3 million.

The new preferred obligations require quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occurs when the ratio of EBITDA for any quarter ending on or after December 31, 2008 and on or prior to December 31, 2009 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding 2009 Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations will bear interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum. The Company did not exceed the Interest Coverage Trigger for the quarter ended September 30, 2010.

Note 7. Commitments and Contingencies

Completed Litigation.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff sought damages for loss of property values in the City of Cleveland and for increased costs of providing services and infrastructure as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NMI, a wholly-owned subsidiary of NFI. On November 24, 2008, the Company filed a motion to dismiss the claims against NMI, which motion the court granted on May 15, 2009. The City of Cleveland filed an appeal, but on July 27, 2010, the United States Court of Appeals for the Sixth Circuit affirmed the decision of the District Court dismissing the case.

Pending Litigation.

The Company is a party to various legal proceedings, all of which, except as set forth below, are of an ordinary, routine nature for a company in NFI’s business, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have been addressed without significant loss to the Company and the number of demands has steadily decreased, but such claims could be significant if multiple loans are involved.

Due to the uncertainty of any potential loss due to pending litigation, the Company has not accrued a loss contingency related to the following matters in its condensed consolidated financial statements. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff’s claims. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. On September 13, 2010, the Court denied the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff’s failure to repay the loan. The Company believes that the defendants have meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaim.

On July 9, 2010, Cambridge Place Investment Management, Inc. filed a complaint in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff’s assignors. The complaint alleges untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaint alleges a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants have removed the case to the United States District Court for the District of Massachusetts, and plaintiff has filed a motion to remand the case back to state court. The Company believes that it has meritorious defenses to these claims and expects that the case will be defended vigorously.

On or about July 16, 2010, NovaStar Mortgage, Inc. received a “Purchasers’ Notice of Election to Void Sale of Securities” regarding NovaStar Mortgage Funding Trust Series 2005-4 from the Federal Home Loan Bank of Chicago. The notice was allegedly addressed to several entities including NovaStar Mortgage, Inc. and NMFC. The notice alleges joint and several liability for a rescission of the purchase of a $15.0 million security pursuant to Illinois Securities Law, 815 ILCS section 5/13(A). The notice does not specify the factual basis for the claim. The Company will assess its defense to the claim once the factual basis and additional information have been provided.

Note 8. Comprehensive Income

The following is a rollforward of accumulated other comprehensive income (loss) for the nine and three months ended September 30, 2010 and 2009 (dollars in thousands):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$985,318	$(158,222)	$3,336	$(18,015)
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities – available-
for-sale	566	(5,511)	291	(3,446)
Change in unrealized gain on derivative instruments used in
cash flow hedges	-	8	-	-
Impairment on mortgage securities - available-for-sale
reclassified to earnings	-	1,155	-	702
Net settlements of derivative instruments used in cash flow
hedges reclassified to earnings	-	84	-	-
Other comprehensive income (loss)	566	(4,264)	291	(2,744)
Total comprehensive income (loss)	985,884	(162,486)	3,627	(20,759)
Comprehensive loss attributable to noncontrolling interests	804	1,174	105	395
Total comprehensive income (loss) attributable to NFI	$986,688	$(161,312)	$3,732	$(20,364)

(A)	Due to the valuation allowance the Company has recorded on deferred income taxes, there is no net income tax expense recorded against other comprehensive income (loss).

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
The Company determines fair value based upon quoted broker prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods the Company uses to determine fair value on an instrument specific basis are detailed in the section titled “Valuation Methods,” below.

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
	Fair Value at	Identical	Observable	Significant
	September	Assets	Inputs	Unobservable
Description	30, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Mortgage securities – trading	$1,230	$-	$-	$1,230
Mortgage securities – available-for-sale	5,984	-	-	5,984
Total assets	$7,214	$-	$-	$7,214

Liabilities:
Asset-backed bonds secured by
mortgage securities	$1,230	$-	$-	$1,230
Total liabilities	$1,230	$-	$-	$1,230

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December	Assets	Inputs	Inputs
Description	31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage securities – trading	$1,087	$-	$-	$1,087
Mortgage securities – available-for-sale	6,903	-	-	6,903
Total assets	$7,990	$-	$-	$7,990

Liabilities:
Asset-backed bonds secured by
mortgage securities	$968	$-	$-	$968
Derivative instruments, net	157	-	157	-
Total liabilities	$1,125	$-	$157	$968

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2010 and 2009 (dollars in thousands). Activity in the Company’s asset-backed bonds secured by mortgage securities is substantially the same as the activity in the mortgage securities – trading:

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2009	$104,013	$(102,926)	$1,087
Increases (decreases) to mortgage securities –
trading
Accretion of income	761	-	761
Proceeds from paydowns of securities	(588)	-	(588)
Other than temporary impairments	(23,444)	23,444	-
Mark-to-market value adjustment	-	(30)	(30)
Net (decrease) increase to mortgage securities
– trading	(23,271)	23,414	143
As of September 30, 2010	$80,742	$(79,512)	$1,230

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities –
trading
Accretion of income	9,992	-	9,992
Proceeds from paydowns of securities	(4,397)	-	(4,397)
Other than temporary impairments	(265,711)	265,711	-
Mark-to-market value adjustment	-	(11,255)	(11,255)
Net (decrease) increase to mortgage securities
– trading	(260,116)	254,456	(5,660)
As of September 30, 2009	$173,852	$(172,427)	$1,425

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of June 30, 2010	$80,677	$(79,598)	$1,079
Increases (decreases) to mortgage securities –
trading
Accretion of income	257	-	257
Proceeds from paydowns of securities	(165)	-	(165)
Other than temporary impairments	(27)	27	-
Mark-to-market value adjustment	-	59	59
Net increase to mortgage securities – trading	65	86	151
As of September 30, 2010	$80,742	$(79,512)	$1,230

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Loss	Securities
As of June 30, 2009	$402,192	$(399,747)	$2,445
Increases (decreases) to mortgage securities –
trading
Accretion of income	1,292	-	1,292
Proceeds from paydowns of securities	(762)	-	(762)
Other than temporary impairments	(228,870)	228,870	-
Mark-to-market value adjustment	-	(1,550)	(1,550)
Net (decrease) increase to mortgage securities
– trading	(228,340)	227,320	(1,020)
As of September 30, 2009	$173,852	$(172,427)	$1,425

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2010 and 2009 (dollars in thousands):

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2009	$1,794	$5,109	$6,903
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	1,874	-	1,874
Proceeds from paydowns of securities (A) (B)	(3,359)	-	(3,359)
Mark-to-market value adjustment	-	566	566
Net (decrease) increase to mortgage securities
– available-for-sale	(1,485)	566	(919)
As of September 30, 2010	$309	$5,675	$5,984

(A)	Cash received on mortgage securities with no cost basis was $4.7 million for the nine months ended September 30, 2010.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is received from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records the amount of cash that is received from the securitization trusts in interest income.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	11,421	-	11,421
Proceeds from paydowns of securities (A) (B)	(12,030)	-	(12,030)
Impairment on mortgage securities – available-
for-sale	(1,155)		(1,155)
Mark-to-market value adjustment	-	(4,355)	(4,355)
Net (decrease) increase to mortgage securities
– available-for-sale	(1,764)	(4,355)	(6,119)
As of September 30, 2009	$2,007	$4,662	$6,669

(A)	Cash received on mortgage securities with no cost basis was $1.9 million for the nine months ended September 30, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is received from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records the amount of cash that is received from the securitization trusts in interest income.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of June 30, 2010	$469	$5,384	$5,853
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	475	-	475
Proceeds from paydowns of securities (A) (B)	(635)	-	(635)
Mark-to-market value adjustment	-	291	291
Net (decrease) increase to mortgage securities
– available-for-sale	(160)	291	131
As of September 30, 2010	$309	$5,675	$5,984

(A)	Cash received on mortgage securities with no cost basis was $2.1 million for the three months ended September 30, 2010.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is received from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is received from the securitization trusts.

			Estimated Fair
			Value of
			Mortgage
	Cost Basis	Unrealized Gain	Securities
As of June 30, 2009	$2,314	$7,405	$9,719
Increases (decreases) to mortgage securities –
available-for-sale
Accretion of income (A)	3,445	-	3,445
Proceeds from paydowns of securities (A) (B)	(3,049)	-	(3,049)
Impairment on mortgage securities – available-
for-sale	(703)		(703)
Mark-to-market value adjustment	-	(2,743)	(2,743)
Net (decrease) increase to mortgage securities
– available-for-sale	(307)	(2,743)	(3,050)
As of September 30, 2009	$2,007	$4,662	$6,669

(A)	Cash received on mortgage securities with no cost basis was $0.7 million for the three months ended September 30, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is received from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is received from the securitization trusts.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of December 31, 2009 (dollars in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Real Estate	Identical Assets	Observable	Unobservable
Fair Value at	Owned (A)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
December 31, 2009	$64,179	$-	$-	$64,179

(A)	The Company did not hold any Real Estate Owned as of September 30, 2010.

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

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2010 and 2009 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value		Fair Value
		Adjustments For		Adjustments For
		the Nine Months		the Three Months
		Ended September		Ended September
		30,		30,
	Fair Value
Asset or Liability	Measurement					Statement of Operations
Measured at Fair Value	Frequency	2010	2009	2010	2009	Line Item Impacted
Mortgage securities -
trading	Recurring	$(30)	$(11,255)	$59	$(1,550)	Other income (expense)
Mortgage securities –
available-for-sale	Recurring	-	(1,155)	-	(703)	Other income (expense)
Real estate owned	Nonrecurring	(178)	(9,164)	-	-	Other income (expense)
Derivative instruments,
net	Recurring	157	5,124	-	2,345	Other income (expense)
Asset-backed bonds
secured by mortgage
securities	Recurring	805	4,658	239	1,153	Other income (expense)
Total fair value losses		$754	$(11,792)	$298	$1,245

Valuation Methods

Mortgage securities – trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. The Company’s estimated fair value for its subordinated securities are based on quoted broker prices compared to estimates based on discounting the expected future cash flows of the collateral and bonds. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company considers its valuation methodology as Level 3.

In addition, upon the closing of its NMFT Series 2007-2 securitization, the Company classified the residual security it retained as trading. The Company also classified the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 residual securities as trading upon the derecognition of these securitization trusts. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3. See “Mortgage securities – available-for-sale" for further discussion of the Company’s valuation policies relating to residual securities.

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

Derivative instruments. The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate market rates. The fair value of derivative instruments is obtained from model-derived valuations whose significant value drivers are observable, therefore the Company considers its valuation methodology as Level 2.

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets. Due to the unobservable inputs used by the Company in determining the asset’s liquidation value and selling costs, the Company considers its valuation methodology as Level 3.

Asset-backed bonds secured by mortgage securities. See discussion under “Fair Value Option for Financial Assets and Financial Liabilities.”

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for asset-backed bonds issued from the CDO to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities” line item on the Condensed Consolidated Balance Sheets. The Company recognized fair value adjustments of $0.8 million and $0.2 million for the nine and three months ended September 30, 2010, respectively, and $4.7 million and $1.2 million for the same periods in 2009, respectively, which is included in the “Other (income) expenses” line item on the Condensed Consolidated Statements of Operations.

The Company has not elected fair value accounting for any other balance sheet items as allowed by the guidance from Fair Value Option for Financial Assets and Financial Liabilities.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Unpaid Principal	Year to Date Gain
Unpaid Principal Balance as of	Balance	Recognized		Fair Value
September 30, 2010	$324,478	$805		$1,230
December 31, 2009	323,999	4,658	(A)	968

(A)	For the nine months ended September 30, 2009.

Substantially all of the change in fair value of the asset-backed bonds during the nine and three months ended September 30, 2010 is considered to be related to specific credit risk as all of the bonds are floating rate.

Note 10. Goodwill

During the nine months ended September 30, 2010, payments of approximately $1.0 million were made to the former majority owners of StreetLinks upon certain earnings targets being achieved. In addition, during the nine and three months ended September 30, 2010, targets were achieved for additional payments of approximately $2.2 million which will be made in the fourth quarter of 2010. In accordance with the Business Combinations guidance that was utilized by the Company at the time of acquisition during August 2008, any contingent payments made in excess of amounts assigned to assets acquired and liabilities recognized should be recorded as goodwill. As all consideration paid had previously been assigned to the assets acquired and liabilities assumed, the $3.2 million was recorded as goodwill during the nine months ended September 30, 2010.

Goodwill is tested for impairment at least annually and impairments are charged to results of operations only in periods in which the recorded carrying value is more than the estimated fair value. As of September 30, 2010, goodwill totaled $3.2 million, there was no goodwill as of December 31, 2009.

Goodwill activity is as follows for the nine and three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	For the Nine Months Ended				For the Three Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
Balance, beginning of period	$-		$-		$975		$1,190
Advent acquisition	-		1,190		-		-
StreetLinks earnings target payment	3,170	(A)	-		2,195	(A)	-
Balance, end of period	$3,170		$1,190	(B)	$3,170		$1,190	(B)

(A)	The $2.2 million earnings target payment was achieved as of September 30, 2010, but will not be paid until the fourth quarter of 2010. This amount is included in the “Other Current Liabilities” line item of the Condensed Consolidated Balance Sheets.
(B)	The Advent acquisition goodwill was impaired during the fourth quarter of 2009.

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

Note 11. Derivative Financial Instruments

Prior to 2009, the Company entered into various derivative financial instruments in the management of its investment portfolio. All derivative financial instruments acquired by the Company were ultimately transferred to mortgage loan or mortgage security trusts. The Company did not hold any derivative instruments as of September 30, 2010. As of December 31, 2009, the Company owned non-hedge derivative financial instruments with a notional amount of $40.0 million and with a fair value of $(0.2) million.

Note 12. Income Taxes

Based on the evidence available as of September 30, 2010 and December 31, 2009, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance against its entire net deferred tax assets as of September 30, 2010 and December 31, 2009. The Company’s effective tax rate is close to 0% due to the valuation allowance recorded against the deferred tax assets.

The Company recognizes tax benefits in accordance with the Accounting for Uncertainty in Income Taxes guidance. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of September 30, 2010 and December 31, 2009, the total gross amount of unrecognized tax benefits was $1.1 million and $0.9 million, respectively. The net increase of $0.1 million is primarily attributed to an increase in unrecognized tax benefits of $0.4 million for tax positions related to the current and prior years which is included in the “Income tax (benefit) expense” line item of the Condensed Consolidated Statement of Operations and a decrease of $0.3 related to the derecognition of the securitization trusts, which is included in the “Gain on derecognition of securitization trusts” line item of the Condensed Consolidated Statement of Operations. See Note 3 to the condensed consolidated financial statements for further details on the derecognition of securitization trusts.

Note 13. Segment Reporting

During 2009, the Company changed segments to realign with the way management views the business. The segment information for the nine and three months ended September 30, 2009 has been recast in accordance with the new segments. The Company reviews, manages and operates its business in three segments: securitization trusts, corporate and appraisal and real estate valuation management services. The securitization trusts segment’s operating results are driven from the income generated on the on-balance sheet securitizations less associated costs. Due to the derecognition of the securitization trusts during the nine and three months ended September 30, 2010, the securitization trusts segment will consist of solely the Company’s CDO going forward. Corporate operating results include income generated from mortgage securities retained from securitizations, corporate, general and administrative expenses and Advent. The appraisal and real estate valuation management segment’s operations include the fee income and related expenses from the Company’s majority-owned subsidiary StreetLinks.

The following is a summary of the operating results of the Company’s segments for the nine and three months ended September 30, 2010 and 2009 (dollars in thousands):

For the Nine Months Ended September 30, 2010
			Appraisal
			and Real
			Estate
	Securitization		Valuation
	Trusts	Corporate	Management		Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$50,237		$-	$50,237
Interest income – mortgage
loans	10,681	-	-		167	10,848
Interest income – mortgage
securities	683	6,619	-		-	7,302
Total	11,364	6,619	50,237		167	68,387

Costs and Expenses:
Cost of services	-	-	44,371		-	44,371
Interest expense – asset-
backed bonds	1,416	-	-		-	1,416
Provision for credit losses	17,433	-	-		-	17,433
Servicing fees	731	-	-		-	731
Premiums for mortgage loan
insurance	308	-	-		-	308
Selling, general and
administrative expense	14	10,877	3,192		-	14,083
Gain on derecognition of
securitization trusts	(993,131)	-	-		-	(993,131)
Other expenses (income)	1,913	(2,972)	77		278	(704)
Total	(971,316)	7,905	47,640		278	(915,493)

Other income	-	965	3		-	968
Interest expense on trust
preferred securities	-	(823)	-		-	(823)
Income (loss) before income tax
benefit	982,680	(1,144)	2,600		(111)	984,025
Income tax benefit	-	(1,293)	-		-	(1,293)
Net income	982,680	149	2,600		(111)	985,318
Less: Net (loss) income
attributable to noncontrolling
interests	-	(1,121)	317		-	(804)
Net income attributable to NFI	$982,680	$1,270	$2,283		$(111)	$986,122

September 30, 2010:
Total assets	$1,578	$27,972	$14,965	(A)	$(3,377)	$41,138

(A)	Includes goodwill of $3.2 million.

For the Nine Months Ended September 30, 2009
			Appraisal
			and Real
			Estate
	Securitization		Valuation
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$22,018	$-	$22,018
Interest income – mortgage
loans	92,796	-	-	1,137	93,933
Interest income – mortgage
securities	6,807	15,265	-	(2,519)	19,553
Total	99,603	15,265	22,018	(1,382)	135,504

Costs and Expenses:
Cost of services	-	-	22,991	-	22,991
Interest expense – asset-
backed bonds	16,448	-	-	-	16,448
Provision for credit losses	211,050	-	-	-	211,050
Servicing fees	8,343	-	-	-	8,343
Premiums for mortgage loan
insurance	4,791	117	-	-	4,908
Selling, general and
administrative expense	214	14,123	1,728	(74)	15,991
Other expenses	1,187	12,502	47	-	13,736
Total	242,033	26,742	24,766	(74)	293,467

Other income	116	850	-	-	966
Interest expense on trust
preferred securities	-	(980)	-	-	(980)

Loss before income tax expense	(142,314)	(11,607)	(2,748)	(1,308)	(157,977)
Income tax expense	-	245	-	-	245
Net loss	(142,314)	(11,852)	(2,748)	(1,308)	(158,222)
Less: Net loss attributable to
noncontrolling interests	-	(350)	(824)	-	(1,174)
Net loss attributable to NFI	$(142,314)	$(11,502)	$(1,924)	$(1,308)	$(157,048)

December 31, 2009:
Total assets	$1,437,059	$26,706	$4,164	$(8,438)	$1,459,491

For the Three Months Ended September 30, 2010

			Appraisal
			and Real
			Estate
	Securitization		Valuation
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$22,784	$-	$22,784
Interest income – mortgage
securities	233	2,571	-	-	2,804
Total	233	2,571	22,784	-	25,588

Costs and Expenses:
Cost of services	-	-	19,692	-	19,692
Selling, general and
administrative expense	-	3,320	1,268	-	4,588
Other expenses (income)	658	(1,211)	36	116	(401)
Total	658	2,109	20,996	116	23,879

Other (expenses) income	-	(45)	2	-	(43)
Interest expense on trust
preferred securities	-	(251)	-	-	(251)

(Loss) income before income tax
benefit	(425)	166	1,790	(116)	1,415
Income tax benefit	-	(1,921)	-	-	(1,921)
Net (loss) income	(425)	2,087	1,790	(116)	3,336
Less: Net (loss) income
attributable to noncontrolling
interests	-	(323)	218	-	(105)
Net (loss) income attributable to
NFI	$(425)	$2,410	$1,572	$(116)	$3,441

For the Three Months Ended September 30, 2009

			Appraisal
			and Real
			Estate
	Securitization		Valuation
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$9,945	$-	$9,945
Interest income – mortgage
loans	34,014	-	-	779	34,793
Interest income – mortgage
securities	661	3,633	-	(179)	4,115
Total	34,675	3,633	9,945	600	48,853

Costs and Expenses:
Cost of services	-	-	10,013	-	10,013
Interest expense – asset-
backed bonds	5,246	-	-	-	5,246
Provision for credit losses	42,062	-	-	-	42,062
Servicing fees	2,482	-	-	-	2,482
Premiums for mortgage loan
insurance	(1,042)	98	-	-	(944)
Selling, general and
administrative expense	54	4,807	346	1	5,208
Other (income) expenses	(4,333)	6,254	5	-	1,926
Total	44,469	11,159	10,364	1	65,993

Other income (expenses)	15	(459)	-	-	(444)
Interest expense on trust
preferred securities	-	(315)	-	-	(315)

Loss before income tax expense	(9,779)	(8,300)	(419)	599	(17,899)
Income tax expense	-	116	-	-	116
Net loss	(9,779)	(8,416)	(419)	599	(18,015)
Less: Net loss attributable to
noncontrolling interests	-	(269)	(126)	-	(395)
Net loss attributable to NFI	$(9,779)	$(8,147)	$(293)	$599	$(17,620)

Note 14. Earnings Per Share

As a result of the convertible participating preferred stock being considered participating securities, the earnings per share information below is calculated under the two-class method, which is discussed in the Earnings per Share accounting guidance. In determining the number of diluted shares outstanding, the guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the nine months ended September 30, 2010, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. For the three months ended September 30, 2010 and the nine and three months ended September 30, 2009, as the convertible participating preferred stockholders do not have an obligation to participate in losses, no allocation of undistributed losses was necessary.

The following table presents computations of basic and diluted earnings per share for the nine and three months ended September 30, 2010 and 2009 (dollars in thousands, except share and per share amounts):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$985,318	$(158,222)	$3,336	$(18,015)
Less loss attributable to noncontrolling interests	(804)	(1,174)	(105)	(395)
Dividends on preferred shares	(12,234)	(11,361)	(4,183)	(3,880)
Allocation of undistributed income to convertible
participating preferred stock	(162,862)	-	-	-
Income (loss) available to common shareholders	$811,026	$(168,409)	$(742)	$(21,500)

Denominator:
Weighted average common shares outstanding – basic	9,337,207	9,368,053	9,337,207	9,368,053

Weighted average common shares outstanding – basic	9,337,207	9,368,053	9,337,207	9,368,053
Stock options	-	-	-	-
Weighted average common shares outstanding – dilutive	9,337,207	9,368,053	9,337,207	9,368,053

Basic earnings per share:
Net income (loss)	$105.53	$(16.89)	$0.36	$(1.92)
Less loss attributable to noncontrolling interests	(0.08)	(0.12)	(0.01)	(0.04)
Dividends on preferred shares	(1.31)	(1.21)	(0.45)	(0.41)
Allocation of undistributed income to convertible
participating preferred stock	(17.44)	-	-	-
Net income (loss) available to common shareholders	$86.86	$(17.98)	$(0.08)	$(2.29)

Diluted earnings per share:
Net income (loss)	$105.53	$(16.89)	$0.36	$(1.92)
Less loss attributable to noncontrolling interests	(0.08)	(0.12)	(0.01)	(0.04)
Dividends on preferred shares	(1.31)	(1.21)	(0.45)	(0.41)
Allocation of undistributed income to convertible
participating preferred stock	(17.44)	-	-	-
Net income (loss) available to common shareholders	$86.86	$(17.98)	$(0.08)	$(2.29)

The following table reflects stock options to purchase shares of common stock that were outstanding during each period presented, but were not included in the computation of diluted earnings (loss) per share because the number of shares assumed to be repurchased, as calculated, was greater than the number of shares to be obtained upon exercise, and therefore, the effect would be antidilutive (in thousands, except exercise prices):

	For the Nine Months Ended		For the Three Months
	September 30,		Ended September 30,
	2010	2009	2010	2009
Number of stock options	280	114	285	114
Weighted average exercise price of stock options	$22.00	$52.98	$21.66	$52.98

The Company had 30,846 of nonvested restricted shares outstanding as of September 30, 2010 and September 30, 2009 which have original cliff vesting schedules ranging between five and ten years. The nonvested restricted shares for each period were not included in the earnings per share because the effect would be anti-dilutive.

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

The estimated fair values of the Company’s financial instruments related to continuing operations are as follows as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$16,784	$16,784	$7,104	$7,104
Restricted cash	1,402	1,334	5,342	5,206
Mortgage loans – held-in-portfolio	-	-	1,289,474	1,160,527
Mortgage securities – trading	1,230	1,230	1,087	1,087
Mortgage securities – available-for-sale	5,984	5,984	6,903	6,903
Accrued interest receivable	-	-	74,025	74,025
Notes receivable	4,317	4,317	4,920	4,920
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage
loans	-	-	2,270,602	1,297,980
Asset-backed bonds secured by mortgage
securities	1,230	1,230	968	968
Junior subordinated debentures	78,027	17,114	77,815	6,225
Accrued interest payable	392	392	751	751
Derivative instruments:	-	-	(157)	(157)

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage loans – held-in-portfolio – The fair value of mortgage loans – held-in-portfolio was estimated using the carrying value less a market discount. The internal rate of return is less than what an outside investor would require due to the embedded credit risk, therefore, at December 31, 2009, a market discount is required to get to the fair value.

Mortgage securities – trading – See Note 9 to the condensed consolidated financial statements for fair value method utilized.

Mortgage securities – available-for-sale – See Note 9 to the condensed consolidated financial statements for fair value method utilized.

Accrued interest receivable – The fair value of accrued interest receivable approximates its carrying value.

Notes receivable – The fair value of notes receivable approximates its carrying value.

Asset-backed bonds secured by mortgage loans – The fair value of asset-backed bonds secured by mortgage loans and the related accrued interest payable was estimated using the fair value of mortgage loans – held-in-portfolio as the trusts have no recourse to the Company’s other unsecuritized assets.

Asset-backed bonds secured by mortgage securities – See Note 9 to the condensed consolidated financial statements for fair value method utilized.

Junior subordinated debentures – As of September 30, 2010, the fair value of junior subordinated debentures is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. As of December 31, 2009, the fair value of junior subordinated debentures is estimated using the price from the repurchase transaction that the Company completed during 2008.

Accrued interest payable – The fair value of accrued interest payable approximates its carrying value.

Derivative instruments – The fair value of derivative instruments was estimated by discounting the projected future cash flows using appropriate rates.

Note 16. Subsequent Events

On November 4, 2010, the Company completed the acquisition of 51% of Corvisa LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for lender to manage their mortgage origination business. The purchase price was comprised of $1.5 million of cash, plus contingent consideration related to an earn-out opportunity based on future net income. The amount of the future payments that the Company could be required to make under the earn-out opportunity is $0.6 million. The Company is evaluating the purchase price allocation to the fair value of the assets acquired, the liabilities assumed and the liability for the contingent consideration related to this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company,” ”NovaStar Financial,” “NFI,” “we” or “us”) and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Corporate Overview, Background and Strategy – We are a Maryland corporation formed on September 13, 1996. We own 88% of StreetLinks National Appraisal Services LLC (“StreetLinks”), a national residential appraisal and real estate valuation management services company. StreetLinks collects fees from lenders and borrowers in exchange for a residential appraisal provided by an independent residential appraiser. Most of the fee is passed through to an independent residential appraiser with whom StreetLinks has a contractual relationship. StreetLinks retains a portion of the fee to cover its costs of managing the process to fulfill the appraisal order and perform a quality control review of each appraisal. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

We own 70% Advent Financial Services LLC (“Advent”), a start-up business which provides access to tailored banking accounts, small dollar banking products and related services to low and moderate income level individuals. Advent began its operations in December 2009. Through this start-up period, management is evaluating the Advent business model to determine its long-term viability. As anticipated by management, Advent has not been a significant contributor to our 2010 operations and management believes this will remain the case through at least year end.

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

Significant Recent Events – On November 4, 2010, the Company completed the acquisition of 51% of Corvisa, LLC (“Corvisa”), see Note 16 to the condensed consolidated financial statements for additional details.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into federal law. Various government agencies are charged with implementing new regulations under the Act. When fully implemented, the Act will modify and provide for new regulation of a wide range of financial activities, including residential real estate appraisals and appraisal management companies.

On October 18, 2010, as required by the Act, the Federal Reserve Board issued an interim final rule which amended Regulation Z under the Truth in Lending Act (the “Appraisal Rule”). The Appraisal Rule is subject to a public comment period until December 17, 2010. Compliance with the Appraisal Rule, as amended to account for comments received, becomes mandatory as of April 1, 2011. New requirements under the Appraisal Rule specific to residential real estate appraisals will likely include, but not be limited to, the following:
  appraisers must be paid “reasonable and customary fees,”
  require regulatory agencies to implement uniform appraisal standards for all federal appraisals, require appraisal management companies to register with state agencies, and govern automated valuation models.
It is management’s opinion that the Appraisal Rule and other rules and regulations promulgated under the Act will strengthen appraiser reform, leading to greater appraiser independence and greater lender non-compliance liability and will likely increase lender and consumer costs. We believe credible lenders will continue to rely on appraisal management companies to mitigate their appraisal compliance risk and manage their appraisal fulfillment processes. Any impact of the Act on the Company will not be fully determined until all rules and regulations thereunder, including the Appraisal Rule, have been fully implemented.

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

Strategy – Management is focused on building the operations of StreetLinks and Advent. With the acquisition of Corvisa subsequent to September 30, 2010, the Company plans to expand its customer base and the real estate valuation management services that it currently provides to customers. See Note 16 to the condensed consolidated financial statements for additional details. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash. Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model.

The key performance measures for executive management are:
  maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of investment opportunities, and generating income for our shareholders.
The following key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)
	September	December
	30, 2010	31, 2009
Cash and cash equivalents	$16,784	$7,104

	For the Nine Months
	Ended September 30,
	2010	2009
Net income (loss) available to common shareholders per diluted share	$86.86	$(17.98)

Liquidity – During the first nine months of 2010 we continued to develop StreetLinks and significantly increased its appraisal volume. For the nine months ended September 30, 2010, StreetLinks had revenues of $50.2 million, as compared to $22.0 million for the same period in 2009. StreetLinks incurred significant start-up expenses to develop its infrastructure in 2009, which have not been incurred during 2010. As a result, StreetLinks has produced net positive cash flow and earnings in 2010 and is expected to continue producing net positive cash flow and earnings for the foreseeable future. During the nine months ended September 30, 2010, we received $7.7 million in cash on our securities portfolio, compared to $16.4 million for the same period in 2009.

During the first three quarters, we used cash to pay for corporate and administrative costs and invest in Advent. We intend to continue to invest in Advent during the fourth quarter of 2010. However, we will limit the negative impact on liquidity and do not believe that Advent will be a significant use or source of cash for the remainder of 2010.

As of September 30, 2010, we have $16.8 million in unrestricted cash and cash equivalents. On November 4, 2010, the Company completed the acquisition of 51% of Corvisa for $1.5 million of cash plus contingent consideration related to an earn-out opportunity based on future net income. The amount of the future payments that the Company could be required to make under the earn-out opportunity is $0.6 million, see Note 16 to the condensed consolidated financial statements for additional details.

StreetLinks and our mortgage securities are our primary source of cash flows. The cash flows from our mortgage securities will continue to decrease as the underlying mortgage loans are repaid and could be significantly less than the current projections if interest rate increases exceed the current assumptions. Our liquidity consists solely of cash and cash equivalents and future cash flows generated through our operating businesses. Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in shareholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As of September 30, 2010, we had a working capital deficiency of $29.3 million. This was mainly attributable to dividends payable of $46.6 million being classified as a current liability, although the Company does not expect to pay the dividends due to management’s effort to conserve cash.

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets

During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts – NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts during the nine months ending September 30, 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our condensed consolidated financial statements. The Company also recognized certain securities with no value that were retained and were previously eliminated. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

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

Impact of Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all VIEs the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus, the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended Transfers and Servicing guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the nine month period ended September 30, 2010. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the nine months ended September 30, 2010. See Note 3 to the condensed consolidated financial statements for further details.

In March 2010, the FASB issued new guidance clarifying the scope exemption for embedded credit-derivative features. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. However, other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. Additional guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (“CDOs”) and synthetic CDOs are subject to bifurcation and separate accounting. To simplify compliance with this new guidance, an entity may make a one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This new guidance is effective as of July 1, 2010, with early adoption being permitted at April 1, 2010. The adoption of this guidance did have a significant impact on our results of operations or financial position.

In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will significantly expand the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this guidance requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

Financial Condition as of September 30, 2010 as Compared to December 31, 2009

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from September 30, 2010 and December 31, 2009.

As discussed previously in this report under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets” significant events occurred related to three securitized loan trusts during the first quarter of 2010 that caused us to derecognize the assets and liabilities of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements and, therefore, their balances are zero as of September 30, 2010. These balances are not discussed further in the following comparative analysis:
  Mortgage Loans – Held-in-Portfolio
  Allowance for Loan Losses
  Accrued Interest Receivable
  Real Estate Owned
  Due to Servicer
  Asset-backed Bonds Secured by Mortgage Assets
  Other securitization trust liabilities
Cash and Cash Equivalents – See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities – Substantially all of the mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by our CDO, which we consolidate. We organized the securitization prior to 2009 and we retained a residual interest in the CDO. However, due to poor performance of the securities within the CDO, our residual interest is not providing any cash flow to us and has no value. The value of these securities fluctuates as market conditions change, including short-term interest rates, and based on the performance of the underlying mortgage loans. The liabilities of the securitization trust are included in Other Current Liabilities in our Condensed Consolidated Balance Sheet.

The mortgage securities classified as available for sale include primarily the value of four residual interests we own and were issued by loan securitized trusts we organized prior to 2009. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during the nine months ended September 30, 2010. Following is a summary of our mortgage securities that are classified as available-for-sale.

Table 3 — Values of Individual Mortgage Securities – Available-for-Sale (dollars in thousands)
	September 30, 2010				December 31, 2009
			Constant	Expected			Constant	Expected
Securitization	Estimated	Discount	Pre-payment	Credit	Estimated	Discount	Pre-payment	Credit
Trust (A)	Fair Value	Rate	Rate	Losses	Fair Value	Rate	Rate	Losses
2002-3	$1,507	25%	18%	1.0%	$1,997	25%	15%	1.0%
2003-1	2,642	25	19	2.1	3,469	25	13	2.1
2003-3	915	25	14	2.4	1,437	25	10	2.7
2003-4	920	25	18	2.5	-	25	12	2.7
Total	$5,984				$6,903

(A)      We established the trust upon securitization of the underlying loans, which generally were originated by us.

Notes Receivable – To maximize the use of our excess cash flow, we have made loans to independent entities. The borrowing entity used the proceeds to finance on-going and current operations. The decrease in the balance primarily results from payments received in excess of new borrowings.

Other Current Assets – Other current assets include restricted cash expected to be released from restriction within one year from the reporting date, short-term investments, prepaid expenses and other miscellaneous receivables. Restrictions were lifted on approximately $1.8 million of cash that was restricted as of December 31, 2009, resulting in the substantial change in this category.

Goodwill – Pursuant to the terms of our purchase agreement for StreetLinks, we are obligated to make “earn out” payments to StreetLinks minority owners upon StreetLinks achieving certain earnings targets. The targets were achieved during the nine months ended September 30, 2010. These amounts have been recorded as Goodwill.

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

Total Shareholders’ Deficit – As of September 30, 2010, our total liabilities exceeded our total assets by $102.6 million as compared to $1.1 billion as of December 31, 2009. The significant decrease in our shareholders’ deficit during the nine and three months ended September 30, 2010 results from our large net income, driven primarily by the gain recognized upon the derecognition of the assets and liabilities of three loan securitization trusts as discussed previously under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets.”

Results of Operations – Consolidated Earnings Comparisons

Securitization Trusts: Gain on Disposition of Mortgage Assets – As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements” significant events that occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our condensed consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized for only a portion of the first quarter of 2010 through the date of derecognition. As a result, there was a significant variation in these balances when comparing the nine and three months ended September 30, 2010 and the same periods in 2009. The following table presents the items affected by the derecognition and their balances.

Table 4 — Income (Expense) of Consolidated Loan Securitization; Gain on Disposition of Mortgage Assets (dollars in thousands)
	For the Nine Months
	Ended September 30,
	2010	2009
Gain on derecognition of securitization trusts	$993,131	$–
Interest income – mortgage loans	10,681	93,933
Interest expense – asset-backed bonds	(1,416)	(16,448)
Provision for credit losses	(17,433)	(211,050)
Servicing fees	(731)	(8,343)
Premiums for mortgage loan insurance	(308)	(4,791)
Other expense	(560)	(1,187)

In addition, the securitization trusts segment includes the Company’s CDO which was the main driver of the following Condensed Consolidated Statements of Operations line items during the nine and three months ended September 30, 2010 and September 30, 2009.

Interest Income – mortgage securities – In general, our mortgage securities have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. Interest income has declined as these assets have declined.

Selling, General and Administrative Expenses – Selling, general and administrative expenses have decreased slightly for the nine and three months ended September 30, 2010, respectively as compared to the same periods in 2009 due to a concerted effort by management to reduce corporate general and administrative expenses, which were slightly offset with an increase in appraisal and real estate valuation management services selling, general and administrative expenses, which were driven by higher appraisal production.

Servicing Fee Income and Cost of Services – We earn fees on the residential appraisals we complete and deliver to our customers, generally residential mortgage lenders. Fee revenue is directly related to the number of appraisals completed (units). Cost of Services includes the cost of the appraisal, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process. The following is a summary of production and revenues and expenses.

Table 5 — Appraisal and Real Estate Valuation Management Services Operations (dollars in thousands, except unit amounts)
	For the Nine Months Ended
	September 30,				For the Three Months Ended September 30,
	2010		2009		2010		2009
	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
Completed orders (units)	135,891		59,209		62,025		26,960

Service fee income	$50,237	$370	$22,018	$372	$22,784	$367	$9,945	$369
Cost of services	44,371	327	22,991	388	19,692	317	10,013	372
Selling, general and
administrative expense	3,192	23	1,728	29	1,268	20	346	13
Other expense	77	1	47	1	36	1	5	-

Other income	3	-	-	-	2	-	-	-

Net income (loss)	2,600	19	(2,748)	(46)	1,790	29	(419)	(16)
Less: Net income (loss)
attributable to
noncontrolling interests	317	2	(824)	(14)	218	4	(126)	(5)
Net income (loss)
attributable to NFI	$2,283	$17	$(1,924)	$(32)	$1,572	$25	$(293)	$(11)

We have generated substantial increases in order volume through aggressive sales efforts, leading to significant increases in the number of mortgage lender customers. We have also introduced new products leading to increased order volume. Federal regulatory changes have also contributed to increased customers and order volume. The Appraisal Rule, described above, requires that Federal Housing Administration loans obtain an independent appraisal provided by an appraisal management company. The Company also expects cash flows to increase due to a larger customer base and operating efficiencies.

During 2009, we incurred costs to improve our operating infrastructure which were included in all expense categories in this segment. These improvements included adding facilities and equipment and technology enhancements to improve customer satisfaction and drive operating efficiencies. These costs are generally not recurring and therefore our cost per unit has improved.

Corporate: Interest Income – Mortgage Securities – The interest on the mortgage securities we own has decreased significantly when comparing to the first nine and three months of 2010 to the same periods in 2009 as the securities have declined in value and as their cash flow has decreased significantly. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is repaid.

Interest expense on trust preferred securities – Interest expense on trust preferred securities decreased from the nine months ended September 30, 2009 as compared to the same period in 2010 due to the debt issuance cost becoming fully amortized on one of the securities during the quarter. The interest expense on trust preferred securities increased from the three months ended September 30, 2009 as compared to the same period in 2010 due to the reversal of the interest expense at the previous rate of LIBOR plus 3.5% to the new rate of 1.0% per annum during the second quarter of 2009 as the exchange date took place in April 2009. See Note 6 to the condensed consolidated financial statements for further details.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

Table 6 — Contractual Obligations (dollars in thousands)
As of September 30, 2010
		Less than 1				After 5
Contractual Obligations	Total	Year		1-3 Years	3-5 Years	Years
Junior subordinated debentures	$97,608	$781		1,563	$1,563	$93,701
Operating leases	3,210	1,350		998	662	200
StreetLinks earnings target	2,195	2,195	(A)	-	-	-
Total obligations	$103,013	$4,326		$2,561	$2,225	$93,901

(A)      This amount was paid during October of 2010.

The junior subordinated debentures mature in 2035 and 2036. The contractual obligations for these debentures include expected interest payments on the obligations based on the prevailing interest rate of 1.0% per annum as of September 30, 2010 for each respective obligation. The junior subordinated debentures are described in detail in Note 6 to our condensed consolidated financial statements. The operating lease obligations do not include rental income of $0.7 million to be received under sublease contracts.

Uncertain tax positions of $1.1 million, which are included in the other liabilities line item of the Condensed Consolidated Balance Sheets as of September 30, 2010, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $16.8 million in unrestricted cash and cash equivalents.

Cash on hand and receipts from StreetLinks operations and our mortgage securities are significant sources of liquidity. Gross appraisal fee income was a substantial source of our cash flows in the first three quarters of 2010. We have had significant growth in the first nine months of 2010 compared to the same period in 2009 and are currently projecting an increase in cash flows over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced during the first three quarters of 2010. New regulations issued by federal agencies, especially those that became effective in the first quarter of 2010, have positively impacted StreetLinks’ sales efforts. Infrastructure changes and added efficiencies gained through automation have decreased selling, general and administrative expenses relative to the increased production. We anticipate that continued increases in appraisal volume and relatively lower operating costs will drive positive earnings and cash flow from StreetLinks during 2010. Advent does not currently have any significant cash inflows or outflows. Management is continuing to evaluate it as a viable business and management does not believe that cash inflows or outflows will be significant during fiscal 2010.

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

Overview of Cash Flow For the Nine Months Ended September 30, 2010

Following are the primary sources of cash receipts and disbursements.

Table 7 — Primary Sources of Cash Receipts and Disbursements (dollars in thousands)
	For the Nine Months
	Ended September 30,
	2010	2009
Primary sources:
Fees received for appraisal and real estate valuation
management services	$50,944	$20,770
Cash flows received from mortgage securities	7,683	13,908

Primary uses:
Payments for appraisals and real estate valuation
management services and related administrative expenses	41,547	20,801
Payments of corporate, general and administrative expenses	6,427	22,950

Summary of Statement of Cash Flows – Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009:

Table 8 — Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)
	For the Nine Months Ended
	September 30,
	2010	2009
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$8,075	$51,413
Cash flows provided by investing activities	37,079	178,008
Cash flows used in financing activities	(35,474)	(239,393)

Operating Activities. The cash provided by operating activities in 2009 was primarily related to the securitized loan trusts (deconsolidated January 2010). See a discussion of the impact of the consolidated loan trusts under the heading, “Assets and Liabilities of Consolidated Loan Trusts.” The Company is now focusing on its appraisal and real estate valuation management services business. For the nine months ended September 30, 2010, StreetLinks has had positive cash flows compared to the same period in 2009, StreetLinks had negative operating cash flows. Although the Company continues to fund the startup of Advent, which has used approximately $3.9 million this year to pay for operating expenses, the Company does not anticipate that Advent will be a significant source or use of cash in 2010.

Investing Activities. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans. See a discussion of the impact of the consolidated loan trusts under the heading, “Assets and Liabilities of Consolidated Loan Trusts,” since they were deconsolidated during the first quarter of 2010. Our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio and lower cash proceeds from the sale of assets acquired through foreclosure compared to prior years.

Financing Activities. The payments on asset-backed bonds relates to bonds issued by securitization loan trusts, which have decreased as the assets in the trusts used to pay those bonds have declined. See a discussion of the impact of the consolidated loan trusts under the heading, “Assets and Liabilities of Consolidated Loan Trusts,” since they were deconsolidated during the first quarter of 2010.

Future Sources and Uses of Cash

Primary Sources of Cash

Cash Received from Appraisal and Real Estate Valuation Management Services – As shown in Table 7 above, cash receipts in our appraisal and real estate valuation management service operations are a significant source of cash and liquidity. These receipts have increased significantly as the appraisal volume has increased as discussed previously.

Cash Received From Our Mortgage Securities Portfolio – For the nine months ended September 30, 2010, we received $7.7 million in proceeds from mortgage securities. The cash flows we receive on our mortgage securities are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:
  As short-term interest rates declined and continue to remain low, the net spread to us has increased and remains high,
  Higher credit losses have decreased cash available to distribute with respect to our securities,
  We have lower average balances of our mortgage securities – available-for-sale portfolio as the securities have paid down and we have not acquired new bonds.
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

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that it is reasonably possible that a material misstatement in a company’s annual or interim financial statements and related disclosures will not be prevented or detected on a timely basis.

A material weakness was identified as a result of the significant reduction in our accounting staff beginning in 2008, which was necessary to reduce operating and overhead costs. This reduction in staff has led to inadequate segregation of duties, particularly as they relate to the preparation and review of financial statements and disclosures. The material weakness did not result in the restatement of prior period financial statements or disclosures.

Management is taking steps to remedy the material weakness by reallocating duties, including responsibilities for financial reporting, among the Company’s employees.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, the Company reallocated duties, including responsibilities for financial reporting, among the Company’s employees and implemented additional controls to address the segregation of duties issue. These changes were made to mitigate the material weakness. Because there has not been adequate time to test the operating effectiveness of the controls since implementation, the material weakness has not been deemed remediated as of September 30, 2010.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Completed Litigation.

On January 10, 2008, the City of Cleveland, Ohio filed suit against the Company and approximately 20 other mortgage, commercial and investment bankers alleging a public nuisance had been created in the City of Cleveland by the operation of the subprime mortgage industry. The case was filed in state court and promptly removed to the United States District Court for the Northern District of Ohio. The plaintiff sought damages for loss of property values in the City of Cleveland and for increased costs of providing services and infrastructure as a result of foreclosures of subprime mortgages. On October 8, 2008, the City of Cleveland filed an amended complaint in federal court which did not include claims against the Company but made similar claims against NMI, a wholly-owned subsidiary of NFI. On November 24, 2008, the Company filed a motion to dismiss the claims against NMI, which motion the court granted on May 15, 2009. The City of Cleveland filed an appeal, but on July 27, 2010, the United States Court of Appeals for the Sixth Circuit affirmed the decision of the District Court dismissing the case.

Pending Litigation.

The Company is a party to various legal proceedings, all of which, except as set forth below, are of an ordinary, routine nature for a company in NFI’s business, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have been addressed without significant loss to the Company and the number of demands has steadily decreased, but such claims could be significant if multiple loans are involved.

Due to the uncertainty of any potential loss due to pending litigation, the Company has not accrued a loss contingency related to the following matters in its condensed consolidated financial statements. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff’s claims. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. On September 13, 2010, the Court denied the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff’s failure to repay the loan. The Company believes that the defendants have meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaim.

On July 9, 2010, Cambridge Place Investment Management, Inc. filed a complaint in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff’s assignors. The complaint alleges untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaint alleges a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants have removed the case to the United States District Court for the District of Massachusetts, and plaintiff has filed a motion to remand the case back to state court. The Company believes that it has meritorious defenses to these claims and expects that the case will be defended vigorously.

On or about July 16, 2010, NovaStar Mortgage, Inc. received a “Purchasers’ Notice of Election to Void Sale of Securities” regarding NovaStar Mortgage Funding Trust Series 2005-4 from the Federal Home Loan Bank of Chicago. The notice was allegedly addressed to several entities including NovaStar Mortgage, Inc. and NMFC. The notice alleges joint and several liability for a rescission of the purchase of a $15.0 million security pursuant to Illinois Securities Law, 815 ILCS section 5/13(A). The notice does not specify the factual basis for the claim. The Company will assess its defense to the claim once the factual basis and additional information have been provided.

Item 1A. Risk Factors

Risk Factors

Except for the risk factors detailed below, there have been no material changes in risk factors from those disclosed in the “Risk Factors” section in Item 1A of the Company’s Annual Report Form 10-K for the year ended December 31, 2009.

The recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other rules and regulations promulgated thereunder could cause additional operating and compliance costs in addition to other uncertainties.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into federal law. The Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Regulatory agencies will implement new regulations in the future that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on our business. Given the uncertainty associated with the manner in which the provisions of the Act will be implemented by the various regulatory agencies, the full extent of the impact the Act will have on our operations is unclear. Nonetheless, while it is difficult to predict at this time what specific impact the Act and certain yet-to-be implemented rules and regulations will have on us, we expect that at a minimum our operating and compliance costs will increase.

The recently-enacted Health Care and Education Reconciliation Act of 2010 and proposed amendments thereto could cause our compensation costs to increase, adversely affecting our results and cash flows.

The recently-enacted Health Care and Education Reconciliation Act of 2010 and proposed amendments thereto contain provisions that could materially impact the future healthcare costs of the Company. While the legislation’s ultimate impact remains uncertain, it is possible that these changes could significantly increase our compensation costs which would adversely affect our results and cash flows.

Our business relies on key personnel.

We are heavily dependent upon certain key personnel and the loss of service of any of these senior executives could adversely affect our business. Our success depends on the Company’s ability to retain these key executives. The loss of any of these senior executives could have a material adverse effect on our business financial condition and results of operation.

System interruptions or other technology failures could impair the Company’s operations.

We rely on our computer systems and service providers to consistently provide efficient and reliable service. System interruptions or other system intrusions, which may not be within the Company’s control, may impair the Company’s delivery of its products and services, resulting in a loss of customers and a corresponding loss in revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands)
Issuer Purchases of Equity Securities
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs (A)
July 1 – July 31, 2010	-	-	-	$1,020
August 1 – August 31, 2010	-	-	-	$1,020
September 1 – September 30, 2010	-	-	-	$1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document
11.1(1)	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	See Note 14 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: November 10, 2010	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the
Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

DATE: November 10, 2010	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief
Financial Officer
(Principal Financial Officer)