Form 10-K
period 2010-12-31
NOVASTAR FINANCIAL INC
filed 2011-03-22
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________ to __________
_______________

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
_______________

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.01 par value
8.9% Series C Cumulative Redeemable Preferred Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $8,566,000, based upon the closing sales price of the registrant’s common stock as quoted by Pink OTC Markets’ inter-dealer quotation service as a OTCQB security.

The number of shares of the Registrant’s Common Stock outstanding on March 10, 2011 was 9,368,053.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement for the 2011 annual meeting of the shareholders, which will be filed with the Commission no later than 120 days after December 31, 2010.

NOVASTAR FINANCIAL, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2010

Part I

Forward-Looking Statements

Statements in this report regarding NovaStar Financial, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business; variability in the home mortgage or refinancing market that affects the demand for real estate appraisal services; decreases in cash flows from our mortgage securities; increases in the credit losses on mortgage loans underlying our mortgage securities and our mortgage loans – held in portfolio; our ability to remain in compliance with the agreements governing our indebtedness; impairments on our mortgage assets; increases in prepayment or default rates on our mortgage assets; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-K. Other factors not presently identified may also cause actual results to differ. This report on Form 10-K speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Item 1. Business

NovaStar Financial, Inc. (“NFI” or the “Company”) is a Maryland corporation formed on September 13, 1996.

We own an 88% interest in StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. StreetLinks collects a fee for appraisal services from lenders and borrowers and passes through most of the fee to independent residential appraisers with whom StreetLinks has a contractual relationship. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of each appraisal. Development of the business is occurring through increased appraisal order volume as we add new lending customers.

We own a 74% interest in Advent Financial Services LLC (“Advent”), which provides financial settlement services, along with its distribution partners, mainly through income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent did not have significant revenues during the year ended December 31, 2010, as it was developing its distribution network.

During 2010, StreetLinks completed the acquisition of 51% of the equity of Corvisa LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for lenders to manage their mortgage origination business. Corvisa did not have significant revenues during the year ended December 31, 2010, as it was purchased during November 2010 and was developing its customer base and integrating with StreetLinks.

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

Our portfolio of mortgage securities includes interest-only, prepayment penalty, and overcollateralization securities retained from our securitizations of nonconforming, single-family residential mortgage loans which we have accounted for as sales, under applicable accounting rules (collectively, the “residual securities”). Our portfolio of mortgage securities also includes subordinated mortgage securities retained from our securitizations and subordinated home equity loan asset-backed securities (“ABS”) purchased from other ABS issuers (collectively, the “subordinated securities”). These securities have increasingly become less valuable and are generating low rates of cash flow relative to historical levels.

We may use excess cash to make investments if we determine that such investments could provide attractive risk-adjusted returns to shareholders, including potentially investing in new or existing operating companies.

During January 2010, events occurred that required the Company to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the nine months ended September 30, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 4 to the consolidated financial statements. The Company’s collateralized debt obligation (“CDO”) is the only trust that is consolidated in the financial statements as of December 31, 2010.

Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in stockholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. Our current liquidity and the impact thereon of recent operations is discussed in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refinancing of Trust Preferred Securities

In an effort to improve the Company’s liquidity position, on March 22, 2011, the Company entered into agreements that cancel the existing $78,125,000 aggregate principal amount of Trust Preferred Securities (the “TruPS”) issued in 2009 by certain statutory trusts formed by a wholly-owned subsidiary, NovaStar Mortgage, Inc. (“NMI”).  NMI issued unsecured junior subordinated notes (the “Junior Subordinated Notes”), to support the payment obligations under the TruPS. The Junior Subordinated Notes were guaranteed by the Company. As a result of the transaction, the Junior Subordinated Notes were cancelled. In place of the TruPS and associated Junior Subordinated Notes, the Company issued to the holders of the TruPS unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”).  The aggregate principal amount of the Senior Notes is $85,937,500, which is a 10% increase in principal over the liquidation value of the TruPS.  The new Senior Notes will accrue interest at a rate of 1% until the earlier to occur of (a) a completed equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”).The Senior Notes mature on March 30, 2033.

The indentures governing the Senior Notes contain negative covenants that, among other things, restrict the Company’s use of cash (including cash payments for distributions to shareholders). At any time that the Senior Notes accrue interest at the Full Rate, and the Company satisfies certain financial covenants, certain negative covenants and restrictions on cash will not apply. The terms of the Senior Notes and associated agreements are more fully described in the Company’s current report on Form 8-K filed with the SEC on March 22, 2011.

Proposed Recapitalization of Preferred Stock.

As described in the Company’s Form S-4 Registration Statement, as amended (Registration No. 333-171115), filed with the SEC (the “Form S-4”), the Company is proposing to recapitalize the outstanding shares of its 8.90% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) and its 9.00% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 (the “Series D1 Preferred Stock”). The Series C Preferred Stock is publicly held, and the Series D1 Preferred Stock is privately held.

Upon the terms and subject to the conditions set forth in the Form S-4, the Company is proposing to exchange, for each outstanding share of Series C Preferred Stock,  at the election of the holder,  either:
  3 shares of newly-issued common stock of the Company, par value $0.01 (the “Common Stock”), and $2.00 in cash; or
  19 shares of newly-issued Common Stock (the “Series C Offer”).
The elections made by the holders of the Series C Preferred Stock will be subject to allocation and proration procedures intended to ensure that, in the aggregate, 43,823,600 newly-issued shares of Common Stock and $1,623,000 in cash (plus such other cash that is needed to cash out fractional shares) will be issued to the holders of the Series C Preferred Stock. The proposed Series C Offer will not be made unless and until the Form S-4 is declared effective by the SEC and it is subject to other closing conditions, such as the acceptance of the Series C Offer by at least two-thirds of the outstanding shares of Series C Preferred Stock and the requisite affirmative vote of shareholders in support of certain aspects of the recapitalization.

The proposed Series C Offer is part of a larger recapitalization of the Company, whereby the holders of the Company’s Series D1 Preferred Stock have agreed to exchange their stock for an aggregate of 37,161,600 newly-issued shares of Common Stock and $1,377,000 in cash (the “Series D Exchange”), as described in the Company’s Form 8-K dated December 10, 2010 and filed with the SEC.  The closing of the Series D Exchange is contingent upon the closing of the Series C Offer by not later than June 30, 2011 and the satisfaction of other conditions.

As of March 18, 2011, the Series C Preferred Stock had an aggregate liquidation preference of $74.8 million and accrued and unpaid dividends of $23.0 million, and the Series D1 Preferred Stock had an aggregate liquidation preference of $52.5 million and accrued and unpaid dividends of $31.5 million.  The proposed recapitalization, if effected, would eliminate the Series C Preferred Stock and Series D Preferred Stock and their associated liquidation preferences and dividends.

There are multiple conditions to the closing of the Series C Offer and the Series D Exchange that are beyond our control, and we cannot provide you any assurance that these conditions will be satisfied or that the Series C Offer and the Series D Exchange will close.

The Series C Offer has not commenced. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The Form S-4 has not yet become effective. The Company will mail the proxy statement/consent solicitation/prospectus and related Series C Offer materials to the holders of its Series C Preferred Stock who are eligible to participate in the Series C Offer if and after the registration statement on Form S-4 is declared effective. The holders of the Series C Preferred Stock are urged to carefully read the proxy statement/consent solicitation/prospectus and related Series C Offer materials because they contain important information.

The Form S-4 and the Schedule TO/13E-3 filed by the Company to disclose the proposed Series C Offer, each subject to subsequent amendment, are available for free on the SEC website, www.sec.gov. The proxy statement/consent solicitation/prospectus included in the Form S-4 will be available for free from the Company for holders of the Series C Preferred Stock.

Personnel

As of December 31, 2010, we employed, directly or through subsidiaries, an aggregate of 284 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Risks Related to our Business

Payment on our mortgage securities will continue to decrease as underlying mortgage loans are repaid and, if the mortgage loans underlying our residual and subordinated securities continue to experience significant credit losses, it will reduce our cash flows, perhaps abruptly, and adversely affect our liquidity.

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

The cash flows from our mortgage securities have materially decreased and will continue to decrease as the underlying mortgage loans are repaid. As this occurs, we will become more dependent on cash flows generated by StreetLinks, Advent and Corvisa, and will rely on distributions and other payments from StreetLinks and Advent and any new operations we may establish or acquire, to pay our operating expenses and meet our other obligations. If our subsidiaries are unable to make distributions or other payments to us, our ability to meet our obligations will be materially and adversely affected. Payments to us by our subsidiaries, in turn, depends upon their results of operations and cash flows.

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

If we pursue any new business opportunities, the process of establishing a new business or negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention. Moreover, we may never realize the anticipated benefits of any new business or acquisition. We may not have, and may not be able to acquire or retain, personnel with experience in any new business we may establish or acquire. In addition, future acquisitions could result in contingent liabilities and/or impairment or amortization expenses related to goodwill and other intangible assets, which could harm our results of operations, financial condition and business prospects.

The recapitalization may not benefit us or our stockholders.

As described in the “Recapitalization” subsection of Part I of this Form 10-K, the board of directors of the Company has approved and announced a plan to recapitalize its Series C Preferred Stock and its Series D1 Preferred Stock. The recapitalization may not enhance stockholder value or improve the liquidity and marketability of our Common Stock.

As of December 31, 2010, there were 9,368,053 outstanding shares of Common Stock, 2,990,000 outstanding shares of Series C Preferred Stock and 2,100,000 outstanding shares of Series D1 Preferred Stock. If all of the outstanding Common Stock available for issuance under the recapitalization is issued, there will be approximately 90,353,253 shares of Common Stock outstanding, which is a significant increase the in amount of outstanding shares of Common Stock. Such an increase will dilute our existing common stockholders and may depress the market value and price of our common stock. We cannot predict the price at which our common stock would trade following the recapitalization.

In addition, factors unrelated to our stock or our business, such as the general perception of the recapitalization by the investment community, may cause a decrease in the value of the Common Stock and impair its liquidity and marketability. Prior performance of Common Stock may not be indicative of the performance of Common Stock after the recapitalization. Furthermore, securities markets worldwide have experienced significant price and volume fluctuations over the last several years. This market volatility, as well as general economic, market or political conditions, could cause a reduction in the market price and liquidity of Common Stock following the recapitalization, particularly if the recapitalization is not viewed favorably by the investment community.

The recapitalization may not be successful.

One of the reasons the board approved the recapitalization was to eliminate the accumulated and unpaid dividends owed to our preferred stock holders. Please see the subsection titled “Recapitalization” in Part I of this Form 10-K. If the recapitalization is unsuccessful, we will continue to owe the accumulated and unpaid dividends on our preferred stock and it is very unlikely we will be able to pay or otherwise eliminate these obligations.

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

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities and to estimate fair values could further adversely affect our financial position.

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

There are many factors that affect the value of, and cash flows from, our mortgage securities, many of which are beyond our control. For example, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions or natural disasters. Over the past year, residential property values in most states have declined, in some areas severely, which has increased delinquencies and losses on residential mortgage loans, especially where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property value. A borrower’s ability to repay a loan also may be adversely affected by factors beyond our control, such as subsequent over-leveraging of the borrower, reductions in personal incomes, and increases in unemployment.

In addition, interest-only loans, negative amortization loans, adjustable-rate loans, reduced documentation loans, home equity lines of credit and second lien loans may involve higher than expected delinquencies and defaults. For instance, any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, borrowers with option adjustable rate mortgage loans with a negative amortization feature may experience a substantial increase in their monthly payment, even without an increase in prevailing market interest rates, when the loan reaches its negative amortization cap. The current lack of appreciation in residential property values and the adoption of tighter underwriting standards throughout the mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default.

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

StreetLinks, our residential appraisal management company, retains a portion of the fee for appraisal services collected from lenders and borrowers for an independent residential appraisal to cover its costs of managing the process of fulfilling the appraisal order. A prolonged decline in the number of home sales and the originations and refinancings of home loans would cause a decrease in the demand for appraisals. A decreased demand for appraisals would have an adverse effect on the revenues and profitability of StreetLinks.

StreetLinks may be unable to maintain its relationships with its existing lending customers and may be unable to add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of StreetLinks.

StreetLinks has increased its appraisal order volume by adding lending customers and intends to further develop its business through the addition of new lending customers. There is no assurance that StreetLinks will be able to maintain the relationships with its existing lending customers, including one customer that consisted of approximately 14% of service fee revenues during the year ended December 31, 2010 or add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of StreetLinks.

Government agencies and regulatory authorities may change or eliminate current restrictions and requirements for appraisals.

StreetLinks’ appraisal order volume has increased, in part, as a result of increased restrictions and requirements for appraisals established by government agencies and regulatory authorities such as the Federal Housing Finance Agency and the United States Department of Housing and Urban Development that, among other things, require appraiser independence. Changes in, or elimination of, these restrictions and requirements could adversely affect the demand for StreetLinks’ services and the viability of its business model.

Advent may be unable to develop systems and a network of business partners to successfully distribute its products and services.

The success of Advent will in large part depend on its ability to develop systems and a network of business partners for the distribution of its products services. To the extent Advent is unable to develop systems and a network of business partners to successfully distribute Advent’s products and services, it will have an adverse effect on Advent’s business, financial condition and results of operations.

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

Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Our primary interest rate exposures relate to our mortgage securities, mortgage loans and floating rate debt obligations. Interest rate changes could adversely affect our cash flow, results of operations, financial condition, liquidity and business prospects in the following ways:
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
In addition, interest rate changes may also further impact our net book value as our mortgage securities are marked to market each quarter. Generally, as interest rates increase, the value of our mortgage securities decreases which decreases the book value of our equity.

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

Our common stock and our Series C Preferred Stock were delisted by the New York Stock Exchange (“NYSE”) in January 2008, as a result of failure to meet applicable standards for continued listing on the NYSE. Our common stock and Series C Preferred Stock are currently quoted by the Pink OTC Markets’ inter-dealer quotation service as an OTCQB security. If the Company’s tender offer for the outstanding Series C Preferred Stock is successfully consummated, the Series C Preferred Stock will no longer exist and there can be no assurance that an active trading market will be maintained. See the subsection titled “Recapitalization in Part I of this Form 10-K. Trading of securities on the Pink OTC market is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited.

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
  developments in the subprime mortgage lending industry or the financial services sector;
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

We currently have recorded a significant net deferred tax asset, before valuation allowance, almost all of which relates to certain net operating loss carryforwards and net unrealized built-in-losses. While we believe that it is more likely than not that we will not be able to utilize such losses in the future, the net operating loss carryforwards and net unrealized built-in losses could provide significant future tax savings to us if we are able to use such losses. However, our ability to use these tax benefits may be impacted, restricted or eliminated due to a future “ownership change” within the meaning of Section 382 of the Code. An ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses, which may result in higher taxable income for us (and a significantly higher tax cost as compared to the situation where these tax benefits are preserved).

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Regulatory agencies will implement new regulations in the future that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on our business. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact the Dodd-Frank Act will have on our operations is unclear. Nonetheless, while it is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet-to-be implemented rules and regulations will have on us, we expect that at a minimum our operating and compliance costs will increase.

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

Loss of key members of our management could disrupt our business.

We are heavily dependent upon certain key personnel and the loss of service of any of these senior executives could adversely affect our business. Our success depends on the Company’s ability to retain these key executives. The loss of any of these senior executives could have a material adverse effect on our business financial condition and results of operation. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract additional qualified senior management personnel.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of approximately 12,142 square feet of leased office space. As of December 31, 2010, the Company leases approximately 90,000 total square feet of office space throughout the United States for our business, the majority of which is located in Indianapolis, Indiana where StreetLinks, our appraisal management subsidiary, is headquartered.

Item 3. Legal Proceedings

Pending Litigation.

The Company is a party to various legal proceedings, all of which, except as set forth below, are of an ordinary, routine nature, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have not resulted in significant losses to the Company and the number of demands has steadily decreased, but such claims could be significant if multiple loans are involved.

Due to the uncertainty of any potential loss due to pending litigation and due to the Company’s belief that an adverse ruling is not probable for the below-described claims, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff’s claims. The Court has not ruled on this motion and discovery regarding the plaintiff’s claims has not commenced. The Company cannot provide an estimate of the range of any loss. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. On September 13, 2010, the Court denied the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff’s failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against the plaintiff. The Company cannot provide an estimate of the range of any loss. The Company believes that the defendants have meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaims.

On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff’s assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants have removed the first case to the United States District Court for the District of Massachusetts, and plaintiff has filed a motion to remand the case back to state court. This litigation is in its early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to these claims and expects that the cases will be defended vigorously.

On or about July 16, 2010, NovaStar Mortgage, Inc. received a “Purchasers’ Notice of Election to Void Sale of Securities” regarding NovaStar Mortgage Funding Trust Series 2005-4 from the Federal Home Loan Bank of Chicago. The notice was allegedly addressed to several entities including NovaStar Mortgage, Inc. and NMFC. The notice alleges joint and several liability for a rescission of the purchase of a $15.0 million security pursuant to Illinois Securities Law, 815 ILCS section 5/13(A). The notice does not specify the factual basis for the claim, and no legal action to enforce the claim has been filed The Company will assess its defense to the claim if and when the factual basis and additional information supporting the claim is provided.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

Our common stock is currently quoted by the Pink OTC Markets’ inter-dealer quotation service as an OTCQB security under the symbol “NOVS”. The following table sets forth the high and low bid prices as reported by the Pink OTC Markets’ inter-dealer quotation service, for the periods indicated, and the cash dividends paid or payable per share of common stock.

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2009
First Quarter	$0.65	$0.20	N/A	N/A	N/A
Second Quarter	1.74	0.55	N/A	N/A	N/A
Third Quarter	1.35	0.75	N/A	N/A	N/A
Fourth Quarter	1.28	0.81	N/A	N/A	N/A

2010
First Quarter	$0.99	$0.78	N/A	N/A	N/A
Second Quarter	1.04	0.83	N/A	N/A	N/A
Third Quarter	0.95	0.66	N/A	N/A	N/A
Fourth Quarter	0.90	0.38	N/A	N/A	N/A

As of March 10, 2011, we had approximately 788 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

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

Company Purchases of Equity Securities
(dollars in thousands)
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under the
	Shares	Price Paid	Plans or	Plans or Programs
	Purchased	per Share	Programs	(A)
October 1, 2010 – October 31, 2010	-	-	-	$1,020
November 1, 2010 – November 30, 2010	-	-	-	1,020
December 1, 2010 – December 31, 2010	-	-	-	1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

Executive Overview

Corporate Overview, Background and Strategy – We are a Maryland corporation formed on September 13, 1996. We own 88% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management services company. StreetLinks collects fees from lenders and borrowers in exchange for a residential appraisal provided by independent residential appraisers. Most of the fee is passed through to independent residential appraisers with whom StreetLinks has a contractual relationship. StreetLinks retains a portion of the fee to cover its costs of managing the process to fulfill the appraisal order and perform a quality control review of each appraisal. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

We own 74% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services, along with its distribution partners, mainly through income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but acts as an intermediary for these products on behalf of other banking institutions. A primary distribution channel of Advent’s bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

StreetLinks purchased 51% of the equity of Corvisa in 2010. Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business.

Prior to changes in our business in 2007, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. We retained, in our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. We discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations. The mortgage securities we retained continue to be a significant source of our cash flow.

Significant Recent Events – Beginning in January 2011 through March 10, 2011, Advent’s business originated approximately 0.3 million settlement products on behalf of its distribution partners, principally independent income tax preparation businesses. Advent has received approximately $5.9 million in gross fees relating to these products, which are not net of variable or general and administrative expenses. While Advent will continue receiving new applications for refund settlement products, as well as continue receiving deposits throughout the year, the majority of new applications for the current tax season have been received.  During 2010, Advent originated a nominal number of settlement products.

Refinancing of Trust Preferred Securities

In an effort to improve the Company’s liquidity position, on March 22, 2011, the Company entered into agreements that cancel the existing $78,125,000 aggregate principal amount of Trust Preferred Securities (the “TruPS”) issued in 2009 by certain statutory trusts formed by a wholly-owned subsidiary, NovaStar Mortgage, Inc. (“NMI”).  NMI issued unsecured junior subordinated notes (the “Junior Subordinated Notes”), to support the payment obligations under the TruPS. The Junior Subordinated Notes were guaranteed by the Company. As a result of the transaction, the Junior Subordinated Notes were cancelled. In place of the TruPS and associated Junior Subordinated Notes, the Company issued to the holders of the TruPS unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”).  The aggregate principal amount of the Senior Notes is $85,937,500, which is a 10% increase in principal over the liquidation value of the TruPS.  The new Senior Notes will accrue interest at a rate of 1% until the earlier to occur of (a) a completed equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”).The Senior Notes mature on March 30, 2033.

The indentures governing the Senior Notes contain negative covenants that, among other things, restrict the Company’s use of cash (including cash payments for distributions to shareholders). At any time that the Senior Notes accrue interest at the Full Rate, and the Company satisfies certain financial covenants, certain negative covenants and restrictions on cash will not apply. The terms of the Senior Notes and associated agreements are more fully described in the Company’s current report on Form 8-K filed with the SEC on March 22, 2011.

Proposed Recapitalization of Preferred Stock.

As described in the Company’s Form S-4 Registration Statement, as amended (Registration No. 333-171115), filed with the SEC (the “Form S-4”), the Company is proposing to recapitalize the outstanding shares of its 8.90% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) and its 9.00% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 (the “Series D1 Preferred Stock”). The Series C Preferred Stock is publicly held, and the Series D Preferred Stock is privately held.

Upon the terms and subject to the conditions set forth in the Form S-4, the Company is proposing to exchange, for each outstanding share of Series C Preferred Stock,  at the election of the holder,  either:
  3 shares of newly-issued common stock of the Company, par value $0.01 (the “Common Stock”), and $2.00 in cash; or
  19 shares of newly-issued Common Stock (the “Series C Offer”).
The elections made by the holders of the Series C Preferred Stock will be subject to allocation and proration procedures intended to ensure that, in the aggregate, 43,823,600 newly-issued shares of Common Stock and $1,623,000 in cash (plus such other cash that is needed to cash out fractional shares) will be issued to the holders of the Series C Preferred Stock.   The proposed Series C Offer will not be made unless and until the Form S-4 is declared effective by the SEC and it is subject to other closing conditions, such as the acceptance of the Series C Offer by at least two-thirds of the outstanding shares of Series C Preferred Stock and the requisite affirmative vote of shareholders in support of certain aspects of the recapitalization.

The proposed Series C Offer is part of a larger recapitalization of the Company, whereby the holders of the Company’s Series D1 Preferred Stock have agreed to exchange their stock for an aggregate of 37,161,600 newly-issued shares of Common Stock and $1,377,000 in cash (the “Series D Exchange”), as described in the Company’s Form 8-K dated December 10, 2010 and filed with the SEC.  The closing of the Series D Exchange is contingent upon the closing of the Series C Offer by not later than June 30, 2011 and the satisfaction of other conditions.

As of March 18, 2011, the Series C Preferred Stock had an aggregate liquidation preference of $74.8 million and accrued and unpaid dividends of $23.0 million, and the Series D1 Preferred Stock had an aggregate liquidation preference of $52.5 million and accrued and unpaid dividends of $31.5 million.  The proposed recapitalization, if effected, would eliminate the Series C Preferred Stock and Series D Preferred Stock and their associated liquidation preferences and dividends.

There are multiple conditions to the closing of the Series C Offer and the Series D Exchange that are beyond our control, and we cannot provide you any assurance that these conditions will be satisfied or that the Series C Offer and the Series D Exchange will close.

Strategy – Management is focused on building the operations of StreetLinks and Advent. With StreetLinks’ acquisition of Corvisa during November 2010, the Company plans to expand its customer base and the real estate valuation management services that it currently provides to customers during fiscal year 2011. See Note 3 to the consolidated financial statements for additional details. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash. Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model as noted above.

The key performance measures for executive management are:
  maintaining and/or generating adequate liquidity to allow us to take advantage of investment opportunities, and generating income for our shareholders.
The following key performance metrics are derived from our consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)
	December 31,
	2010	2009
Cash and cash equivalents	$12,582	$7,104
Net income (loss) available to common shareholders, per diluted share	86.53	(20.97)

Liquidity – During 2010, we continued to develop StreetLinks and significantly increased its appraisal volume. StreetLinks had revenues of $75.2 million during 2010 as compared to $31.1 million in 2009. StreetLinks has produced net positive cash flow and earnings in 2010 and is expected to continue producing net positive cash flow and earnings for the foreseeable future. During 2010, we received $12.9 million in cash on our mortgage securities portfolio, compared to $18.5 million in 2009. During 2010, we used cash to pay for corporate and administrative costs, the contingent consideration payments related to the StreetLinks acquisition and the investment in Corvisa of $1.5 million. As of December 31, 2010, we have $12.6 million in unrestricted cash and cash equivalents and $1.4 million of restricted cash which is included in the other noncurrent assets line item of the consolidated balance sheets.

StreetLinks and our portfolio of mortgage securities have been our primary source of cash flows. The cash flows from our mortgage securities will continue to decrease as the underlying mortgage loans are repaid and could be significantly less than the current projections if interest rate increases exceed the current assumptions. Our liquidity consists solely of cash and cash equivalents and future cash flows generated through our operating businesses. Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in shareholders’ equity. Notwithstanding these negative factors, management believes that its current operations and its unrestricted cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As of December 31, 2010, we had a working capital deficiency of $35.9 million. This was mainly attributable to preferred dividends payable of $50.9 million being classified as a current liability, although the Company does not expect to pay the dividends due to management’s effort to conserve cash.  If such transactions close, the accrued and unpaid preferred dividends would be eliminated through the Series C Offer and the Series D Exchange described under the heading “Significant Recent Events.”

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets

During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts – NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts in January 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our consolidated financial statements. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The following is summary of balance sheet information for each of the three derecognized loan trusts at the time of the reconsideration event and the resulting gain recognized upon derecognition:

Table 2 — Assets and Liabilities of Loan Trusts and Gain Recognized upon Derecognition
(dollars in thousands)
	NHEL 2006-			Eliminations
	MTA1	NHEL 2006-1	NHEL 2007-1	(A)	Total
Assets:
Mortgage loans – held-in-
portfolio	$528,388	$399,507	$1,033,296	$(8,003)	$1,953,188
Allowance for loan losses	(147,147)	(115,191)	(440,563)	-	(702,901)
Accrued interest receivable	6,176	20,521	46,028	-	72,725
Real estate owned	11,842	17,919	25,548	-	55,309
Total assets	399,259	322,756	664,309	(8,003)	1,378,321

Liabilities:
Asset-backed bonds	588,434	465,164	1,175,608	6,427	2,235,633
Due to servicer	17,298	32,835	81,639	-	131,772
Other liabilities	9,432	12,368	24,017	(41,770)	4,047
Total liabilities	615,164	510,367	1,281,264	(35,343)	2,371,452

Gain on derecognition of
securitization trusts	$215,905	$187,611	$616,955	$(27,340)	$993,131

(A)	Eliminations relate to intercompany accounts at the consolidated financial statement level; there are no intercompany balances between the securitization trusts.

Financial Condition as of December 31, 2010 as Compared to December 31, 2009

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from December 31, 2010 and December 31, 2009.

As discussed previously in this report under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets” significant events occurred related to three securitized loan trusts during the first quarter of 2010 that caused us to derecognize the assets and liabilities of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements and, therefore, their balances are zero as of December 31, 2010. These balances are not discussed further in the following comparative analysis:
  Mortgage Loans – Held-in-Portfolio
  Allowance for Loan Losses
  Accrued Interest Receivable
  Real Estate Owned
  Due to Servicer
  Asset-backed Bonds Secured by Mortgage Loans
  Other securitization trust liabilities

Cash and Cash Equivalents – See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities – Substantially all of the mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by our CDO, which we consolidate. We organized the securitization prior to 2009 and we retained a residual interest in the CDO. However, due to poor performance of the securities within the CDO, our residual interest is not providing any cash flow to us and has no material value. The value of these securities fluctuates as market conditions change, including short-term interest rates, and based on the performance of the underlying mortgage loans. The liabilities of the securitization trust are included in other current liabilities in our consolidated balance sheet.

The mortgage securities classified as available for sale primarily include the value of four residual interests we own and were issued by loan securitized trusts we organized prior to 2009. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during the year ended December 31, 2010. Following is a summary of our mortgage securities that are classified as available-for-sale.

Table 3 — Values of Individual Mortgage Securities – Available-for-Sale (dollars in thousands)
	December 31, 2010				December 31, 2009

			Constant	Expected			Constant	Expected
Securitization	Estimated	Discount	Pre-payment	Credit	Estimated	Discount	Pre-payment	Credit
Trust (A)	Fair Value	Rate	Rate	Losses	Fair Value	Rate	Rate	Losses
2002-3	$1,359	25%	17%	1.0%	$1,997	25%	15%	1.0%
2003-1	2,355	25	17	2.2	3,469	25	13	2.1
2003-3	553	25	12	2.5	1,437	25	10	2.7
2003-4	313	25	15	2.6	-	25	12	2.7
Total	$4,580				$6,903

(A)	We established the trust upon securitization of the underlying loans, which generally were originated by us.

Property and equipment, net – Property and equipment consists of furniture and fixtures, office equipment, hardware and computer equipment, software and leasehold improvements. The main increase as of December 31, 2010 compared to December 31, 2009 was mainly due to the property and equipment obtained as part of the Corvisa acquisition.

Notes Receivable – In order to maximize the use of our excess cash flow, we have made loans to independent entities during 2009 and 2010. The borrowing entities used the proceeds to finance on-going and current operations. The balance decreased due to reserves for bad debts in excess of additions to the notes. Management evaluates for uncollectability based on the likelihood of repayments based upon discussions with the borrowers and financial information.

Other Current Assets – Other current assets include prepaid expenses, the current portion of restricted cash, CDO receivables and other miscellaneous receivables. The balance decreased in 2010 as compared to 2009 due to a large portion of the restricted cash being released from restriction.

Goodwill – Pursuant to the terms of our purchase agreement for StreetLinks, we were obligated to make “earn out” payments to StreetLinks minority owners upon StreetLinks achieving certain earnings targets. The targets were achieved and payments made during the year ended December 31, 2010. These amounts have been recorded as Goodwill.

Dividends Payable – Dividends on preferred stock have not been paid since 2007. These dividends are cumulative and therefore we continue to accrue these dividends. Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.9% annually. Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 13.0% per annum. If such transactions close, the accrued and unpaid dividends would be eliminated through the Series C Offer and the Series D Exchange described under the heading “Significant Recent Events.”

Total Shareholders’ Deficit – As of December 31, 2010, our total liabilities exceeded our total assets by $106.5 million as compared to $1.1 billion as of December 31, 2009. The significant decrease in our shareholders’ deficit during the year ended December 31, 2010 results from our large net income, driven primarily by the gain recognized upon the derecognition of the assets and liabilities of three loan securitization trusts as discussed previously under the heading “Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets.”

Results of Operations – Consolidated Earnings Comparisons

Year ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Securitization Trusts

Gain on Derecognition of Mortgage Assets – As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements” significant events that occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized only through the date of derecognition in January 2010. As a result, there was a significant variation in these balances when comparing the year ended December 31, 2010 and 2009. The following table presents the items affected by the derecognition and their balances.

Table 4 — Income (Expense) of Consolidated Loan Securitization; Gain on Derecognition
of Mortgage Assets (dollars in thousands)
	For the Year
	Ended December 31,
	2010	2009
Gain on derecognition of securitization trusts	$993,131	$–
Interest income – mortgage loans	10,681	130,017
Interest expense – asset-backed bonds	(1,416)	(21,290)
Provision for credit losses	(17,433)	(260,860)
Servicing fees	(731)	(10,639)
Premiums for mortgage loan insurance	(308)	(6,041)
Other expense	(560)	(1,600)

In addition, the securitization trusts segment includes the Company’s CDO which was the main driver of the following consolidated statements of operations line items during the years ended December 31, 2010 and 2009.

Interest Income – mortgage securities – In general, our mortgage securities have been significantly impaired due to national and international economic crises, housing price deterioration and mortgage loan credit defaults. Interest income has declined as these assets have declined.

Appraisal Management

Service Fee Income and Cost of Services – We earn fees on the residential appraisals and other valuation services we complete and deliver to our customers, generally residential mortgage lenders. Fee revenue is directly related to the number of appraisals completed (units). Cost of Services includes the cost of the appraisal, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits of certain employees, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process. The following is a summary of production and revenues and expenses.

Table 5 — Appraisal and Real Estate Valuation Management Services Operations (dollars in thousands, except unit amounts)
	For the Year Ended December 31,
	2010		2009
	Total	Per Unit	Total	Per Unit
Completed orders (units)	204,786		84,174

Service fee income	$75,168	$367	$31,106	$370
Cost of services	66,475	324	32,221	383
Selling, general and administrative expense	4,940	24	1,837	22
Other expense	(65)	-	46	1
Other income	15	-	-	-
Net income (loss)	3,833	19	(2,998)	(36)
Less: Net income (loss) attributable to noncontrolling
interests	321	2	(829)	(10)
Net income (loss) attributable to NFI	$3,512	$17	$(2,169)	$(26)

We have generated substantial increases in order volume through aggressive sales efforts, leading to significant increases in the number of mortgage lender customers. We have also introduced new products leading to increased order volume. Federal regulatory changes have also contributed to increased customers and order volume. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. Various government agencies are charged with implementing new regulations under the Dodd-Frank Act. When fully implemented, the Dodd-Frank Act will modify and provide for new regulation of a wide range of financial activities, including residential real estate appraisals and appraisal management companies.

On October 18, 2010, as required by the Dodd-Frank Act, the Federal Reserve Board issued an interim final rule which amended Regulation Z under the Truth in Lending Act (the “Appraisal Rule”). The Appraisal Rule was subject to a public comment period until December 27, 2010. Compliance with the Appraisal Rule, as amended to account for comments received, becomes mandatory as of April 1, 2011. New requirements under the Dodd-Frank Act and the Appraisal Rule specific to residential real estate appraisals will likely include, but not be limited to, the following:
  appraisers must be paid “customary and reasonable” compensation, regulatory agencies must implement uniform appraisal standards for all federal appraisals, appraisal management companies must register with state agencies, and regulatory agencies must implement certain quality control standards for automated valuation models.
It is management’s opinion that the Appraisal Rule and other rules and regulations promulgated under the Dodd-Frank Act will strengthen appraiser reform, leading to greater appraiser independence and greater lender non-compliance liability and will likely increase lender and consumer costs. We believe credible lenders will continue to rely on appraisal management companies to mitigate their appraisal compliance risk and manage their appraisal fulfillment processes. Any impact of the Dodd-Frank Act on the Company will not be fully determined until all rules and regulations thereunder, including the Appraisal Rule, have been fully implemented.

The Company also expects cash flows to increase in the future due to a larger customer base and operating efficiencies.

During 2009, we incurred costs to improve our operating infrastructure which were included in all expense categories in this segment. These improvements included adding facilities and equipment and technology enhancements to improve customer satisfaction and drive operating efficiencies. These costs are generally not recurring and therefore our cost per unit has improved.

Corporate

Interest Income – Mortgage Securities – The interest on the mortgage securities we own has decreased significantly from $16.9 million to $9.8 million in the corporate segment when comparing the year ended December 31, 2010 as compared to 2009 since the securities have declined in value as their expected future cash flow has decreased significantly. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is repaid.

Selling, General and Administrative Expenses – Selling, general and administrative expenses have decreased from $18.7 million to $14.3 million for the years ended December 31, 2010 as compared to 2009, respectively due to a concerted effort by management to reduce corporate general and administrative expenses.

Interest expense on trust preferred securities – Interest expense on trust preferred securities decreased from the year ended December 31, 2009 as compared to the same period in 2010 due to the debt issuance cost becoming fully amortized on one of the securities during the year.

Contractual Obligations

We have entered into certain long-term debt, lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations, as of December 31, 2010.

Table 6 — Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	After 5 Years
Junior subordinated debentures (A)	$97,411	$781	$1,563	$1,563	$93,504
Operating leases (B)	3,171	1,406	1,692	73	-
Contingent consideration payments
related to Corvisa acquisition	450	-	450	-	-
Total obligations	101,032	2,187	3,705	1,636	93,504

(A)	The junior subordinated debentures mature in 2035 and 2036. The contractual obligations for these debentures include expected interest payments on the obligations based on the prevailing interest rate of 1.0% per annum as of December 31, 2010 for each respective obligation. The junior subordinated debentures are described in detail in Note 7 to our consolidated financial statements.
(B)	The operating lease obligations do not include rental income of $0.6 million to be received under sublease contracts.

Uncertain tax positions of $1.1 million, which are included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheets as of December 31, 2010, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $12.6 million in unrestricted cash and cash equivalents.

Cash on hand and receipts from StreetLinks operations and our mortgage securities are significant sources of liquidity. Service fee income was a substantial source of our cash flows for the year ended December 31, 2010. We have had significant growth during 2010 compared to 2009 and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced during 2010. New regulations issued by federal agencies, especially those that became effective in the first quarter of 2010, have positively impacted StreetLinks’ sales efforts. Infrastructure changes and added efficiencies gained through automation have decreased selling, general and administrative expenses relative to the increased production. We anticipate that continued increases in appraisal volume and relatively lower operating costs on a per unit basis will drive positive earnings and cash flow from StreetLinks during 2011.

Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the cash flows from StreetLinks will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 3. Legal Proceedings” in this report, we are the subject of various legal proceedings, the outcome of which is uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

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

Overview of Cash Flow for the Year ended December 31, 2010

Following are the primary and simplified sources of cash receipts and disbursements, excluding the impact of the securitization trusts. We have provided a summary of the cash flow for the securitization trusts under “Assets and Liabilities of Consolidated Securitization Trusts.”

Table 7 — Primary Sources of Cash Receipts and Disbursements
(dollars in thousands)
	For the Years Ended
	December 31,
	2010	2009
Primary sources:
Fees received for appraisal and real estate
valuation management services	$74,551	$30,607
Cash flows received from mortgage securities	12,858	18,479

Primary uses:
Payments for appraisals and real estate valuation
management services and related
administrative expenses	73,071	25,739
Payments of selling, general and administrative
expenses	17,157	30,140
Disbursements to StreetLinks’ noncontrolling
interests	2,804	-

Statement of Cash Flows – Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows from our consolidated statements of cash flows for years ended December 31, 2010 and 2009.

Table 8 — Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)
	For the Years Ended
	December 31,
	2010	2009
Consolidated Statements of Cash Flows:
Cash (used in) provided by operating activities	$6,615	$67,218
Cash flows provided by investing activities	34,638	246,616
Cash flows used in financing activities	(35,775)	(331,520)

Operating Activities The cash provided by operating activities in 2009 was primarily related to the securitized loan trusts (deconsolidated January 2010). See a discussion of the impact of the consolidated loan trusts in Note 4 to the consolidated financial statements. The Company is now focusing on its appraisal and real estate valuation management services business. During 2010, StreetLinks had positive operating cash flows in 2010 as compared to 2009 when StreetLinks had negative operating cash flows. Although the Company continues to fund the development of the Advent business, which used approximately $2.5 million in 2010 to pay for operating expenses, the Company anticipates that Advent will have sufficient revenues to cover its expenses in 2011.

Investing Activities. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans. These amounts decreased in 2010 as compared to 2009 as they were deconsolidated during the first quarter of 2010. Additionally, in 2009 and the beginning of 2010, our mortgage loan portfolio declined significantly and borrower defaults increased, resulting in lower repayments of our mortgage loans held-in-portfolio and lower cash proceeds from the sale of assets acquired through foreclosure compared to prior years. The Company paid out $2.8 million in 2010 related to contingent consideration earnings targets being achieved from the 2008 acquisition of StreetLinks along with the purchase of Corvisa for $1.4 million, net of cash received.

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

Cash Received From Our Mortgage Securities Portfolio – For the year ended December 31, 2010, we received $12.9 million in proceeds from mortgage securities. The cash flows we receive on our mortgage securities are highly dependent on the interest rate spread between the underlying collateral and the bonds issued by the securitization trusts and default and prepayment experience of the underlying collateral. The following factors have been the significant drivers in the overall fluctuations in these cash flows:
  As short-term interest rates declined and continue to remain low, the net spread to us has increased and remains high;

  Higher credit losses have decreased cash available to distribute with respect to our securities; and
  We have lower average balances of our mortgage securities – available-for-sale portfolio as the securities have paid down and we have not acquired new bonds.
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

Contingent Consideration payment to StreetLinks’ noncontrolling interests – During 2010, we distributed $2.8 million to the noncontrolling interests of StreetLinks upon it achieving certain earnings targets.

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

Notes Receivable and Allowance for Doubtful Accounts. The Company determines the required allowance for doubtful accounts using information such as the status of the note, borrower’s financial condition and economic trends and conditions. The Company has a note receivable due from an entity with which we are currently in litigation. The balance of this note receivable was $4.4 million and $3.9 million as of December 31, 2010 and 2009, respectively. This note receivable could become completely impaired dependent upon the outcome of the litigation and the financial means of the entity to repay the note.

Mortgage Securities – residual interests. Our residual interests represent beneficial interests we retained in securitization and resecuritization transactions. The residual securities include interest-only mortgage securities, prepayment penalty bonds and over-collateralization bonds.

The residual securities we retained in securitization transactions structured as sales primarily consist of the right to receive the future cash flows from a pool of securitized mortgage loans which include:
  The interest spread between the coupon net of servicing fees on the underlying loans, the cost of financing, mortgage insurance, payments or receipts on or from derivative contracts and bond administrative costs;
  Prepayment penalties received from borrowers who pay off their loans early in their life; and
  Overcollateralization which is designed to protect the primary bondholder from credit loss on the underlying loans.
We believe the accounting estimates related to the valuation of our residual securities and establishing the rate of income recognition are “critical accounting estimates” because they can materially affect net income and shareholders’ equity and require us to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our residual securities. We use internal, historical collateral performance data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on mortgage securities. We believe the value of our residual securities is appropriate, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require write-downs of the residual assets.

At each reporting date, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices. See Note 5 to the consolidated financial statements for the residual security sensitivity analysis and Note 6 to the consolidated financial statements for the current fair value of our residual securities.

Goodwill. Goodwill is tested for impairment at least annually and impairments are charged to results of operations only in periods in which the recorded carrying value of reporting unit is more than its estimated fair value. Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of StreetLinks with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The impairment test in 2010 indicated that there was a significant excess of fair value over the carrying amount and no impairment was incurred.

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

During January 2010, prior to the derecognition of securitization trusts, the Allowance for Credit Losses and Real Estate Owned policies were considered to be critical accounting estimates. Subsequent to the derecognition of securitization trusts we no longer hold any mortgage loans that require an allowance for credit losses or a significant amount of real estate owned, therefore estimates related to these items are no longer considered critical following the derecognition.

Allowance for Credit Losses. An allowance for credit losses was maintained for mortgage loans held-in-portfolio. The amount of the allowance was based on the assessment by management of probable losses incurred based on various factors that affected our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, mortgage insurance we purchased and other relevant factors. The allowance was maintained through ongoing adjustments to operating income. The assumptions used by management in estimating the amount of the allowance for credit losses were highly uncertain and involved a great deal of judgment.

An internally developed migration analysis was the primary tool used in analyzing our allowance for credit losses. This tool considered historical information regarding foreclosure and loss severity experience and applied that information to the portfolio at the reporting date. We also considered our use of mortgage insurance as a method of managing credit risk and current economic conditions, experience and trends. We paid mortgage insurance premiums on a portion of the loans maintained on our consolidated balance sheets and included the cost of mortgage insurance in our statement of operations.

Real Estate Owned. Real estate owned, which consisted of residential real estate acquired in satisfaction of loans, was carried at the lower of cost or estimated fair value less estimated selling costs. We estimated fair value at the asset’s liquidation value less selling costs using management’s assumptions which were based on historical loss severities for similar assets. Adjustments to the loan carrying value required at time of foreclosure were charged against the allowance for credit losses. Costs related to the development of real estate were capitalized and those related to holding the property were expensed. Losses or gains from the ultimate disposition of real estate owned were charged or credited to earnings.

Impact of Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all variable interest entities (each a “VIE”) the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus, the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts at that date. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the year ended December 31, 2010. See Note 4 to the consolidated financial statements for further details.

In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance significantly expands the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period became effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this guidance requires enhanced disclosures and did not have a significant effect on the Company’s financial statements. See Note 2 to the consolidated financial statements for the required disclosures.

Inflation

Our mortgage securities, notes receivable, and CDO debt are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP. As a result, financial activities and the consolidated balance sheets are measured with reference to historical cost or fair market value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)
	December 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$12,582	$7,104
Mortgage securities (includes CDO securities of $1,198 and $959, respectively)	5,778	7,990
Notes receivable, net of allowance of $1,047 and $300, respectively	3,965	4,920
Service fee receivable, net of allowance of $42 and $22, respectively	1,924	868
Other current assets (includes CDO other assets of $299
and $428, respectively)	3,291	6,633
Total current assets	27,540	27,515
Securitization Trust Assets
Mortgage loans – held-in-portfolio, net of allowance of $0
and $712,614, respectively	-	1,289,474
Accrued interest receivable	-	74,025
Real estate owned	-	64,179
Total securitization trust assets	-	1,427,678
Non-Current Assets
Property and equipment, net of depreciation	4,821	1,803
Goodwill	3,170	-
Other assets	2,330	2,495
Total non-current assets	10,321	4,298
Total assets	$37,861	$1,459,491

Liabilities and Shareholders’ Deficit
Liabilities:
Current Liabilities
Accounts payable	$4,590	$1,949
Accrued expenses	5,883	6,801
Dividends payable	50,900	34,402
Other current liabilities (includes CDO debt and other liabilities
of $1,497 and $1,396, respectively)	2,103	2,962
Total current liabilities	63,476	46,114
Securitization Trust Liabilities
Due to servicer	-	136,855
Other securitization trust liabilities	-	3,729
Asset-backed bonds secured by mortgage loans	-	2,270,602
Total securitization trust liabilities	-	2,411,186
Non-Current Liabilities
Junior subordinated debentures	78,086	77,815
Other liabilities	2,842	928
Total non-current liabilities	80,928	78,743
Total liabilities	144,404	2,536,043

Commitments and contingencies (Note 8)

Shareholders’ deficit:
Capital stock, $0.01 par value, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share
($74,750 in total); 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference
per share ($52,500 in total); 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,368,053, shares issued and outstanding	94	94
Additional paid-in capital	787,363	786,989
Accumulated deficit	(898,195)	(1,868,398)
Accumulated other comprehensive income	4,411	5,111
Other	-	(70)
Total NovaStar Financial, Inc. (“NFI”) shareholders’ deficit	(106,276)	(1,076,223)
Noncontrolling interests	(267)	(329)
Total shareholders’ deficit	(106,543)	(1,076,552)
Total liabilities and shareholders’ deficit	$37,861	$1,459,491

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share amounts)
	For the Year Ended
	December 31,
	2010	2009
Income and Revenues:
Service fee income	$75,168	$31,106
Interest income – mortgage loans on securitization trusts	10,848	131,301
Interest income – mortgage securities	11,504	21,656
Total	97,520	184,063

Costs and Expenses:
Cost of services	66,475	32,221
Interest expense – asset-backed bonds	1,416	21,290
Provision for credit losses on securitization trusts	17,433	260,860
Servicing fees on securitization trusts	731	10,639
Premiums for mortgage loan insurance on securitization trusts	308	6,178
Selling, general and administrative expense	19,314	20,777
Gain on derecognition of securitization trusts	(993,131)	-
Other expense	390	13,905
Total	(887,064)	365,870

Other income	787	887
Interest expense on trust preferred securities	(1,073)	(1,128)
Income (loss) before income tax expense	984,298	(182,048)
Income tax (benefit) expense	(1,356)	1,108
Net income (loss)	985,654	(183,156)
Less: Net loss attributable to noncontrolling interests	(1,048)	(2,054)
Net income (loss) attributable to NFI	$986,702	$(181,102)
Earnings (Loss) Per Common Share attributable to NFI:
Basic	$86.53	$(20.97)
Diluted	$86.53	$(20.97)
Weighted average basic common shares outstanding	9,337,207	9,368,053
Weighted average diluted common shares outstanding	9,337,207	9,368,053

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

	Total NovaStar Financial, Inc. Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other			Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Other	Interest	Deficit
Balance, January 1, 2009	$30	$21	$94	$786,279	$(1,671,984)	$8,926	$(139)	$-	$(876,773)
Forgiveness of founder’s notes receivable	-	-	-	-	-	-	69	-	69
Compensation recognized under stock compensation plans	-	-	-	710	-	-	-	-	710
Accumulating dividends on preferred stock	-	-	-	-	(15,312)	-	-	-	(15,312)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	525	525
Noncontrolling interests from acquisitions	-	-	-	-	-	-	-	1,200	1,200
Comprehensive loss:
Net loss	-	-	-	-	(181,102)	-	-	(2,054)	(183,156)
Other comprehensive loss	-	-	-	-	-	(3,815)	-	-	(3,815)
Total comprehensive loss	-	-	-	-	-	-	-	-	(186,971)
Balance, December 31, 2009	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)

See notes to consolidated financial statements.

	Total NovaStar Financial, Inc. Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other			Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Other	Interest	Deficit
Balance, January 1, 2010	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of founder’s notes receivable	-	-	-	-	-	-	70	-	70
Compensation recognized under stock compensation plans	-	-	-	374	-	-	-	-	374
Accumulating dividends on preferred stock	-	-	-	-	(16,499)	-	-	-	(16,499)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(388)	(388)
Noncontrolling interests from acquisitions	-	-	-	-	-	-	-	1,498	1,498
Comprehensive loss:
Net income (loss)	-	-	-	-	986,702		-	(1,048)	985,654
Other comprehensive loss	-	-	-	-	-	(700)	-	-	(700)
Total comprehensive loss	-	-	-	-	-	-	-	-	984,954
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$-	$(267)	$(106,543)

See notes to consolidated financial statements.									Concluded

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$985,654	$(183,156)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment on mortgage securities – available-for-sale	-	1,198
(Gain) Loss on derivative instruments	(26)	4,665
Depreciation expense	937	869
Amortization of deferred debt issuance costs	597	2,239
Compensation recognized under stock compensation plans	374	710
Provision for credit losses	17,433	260,860
Amortization of premiums on mortgage loans	430	2,443
Interest capitalized on loans held-in-portfolio	-	(1,550)
Gain on derecognition of securitization trusts	(993,131)	-
Forgiveness of founders’ promissory notes	70	69
Provision for bad debt on notes receivable	746	-
Fair value adjustments of trading securities and CDO debt	(1,068)	6,743
Accretion of mortgage securities	(4,001)	(23,528)
Other	6	-
Changes, net of impact of business acquisitions, in:
Accrued interest receivable	1,300	3,267
Service fee receivable	(1,056)	(749)
Other assets and other liabilities	1,827	(3,421)
Due to servicer	(5,080)	19,220
Accounts payable and accrued expenses	1,603	(21,566)
Net cash (used in) provided by operating activities from continuing
operations	6,615	68,313
Net cash used in operating activities from discontinued operations	-	(1,095)
Net cash (used in) provided by operating activities	6,615	67,218

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	5,355	18,479
Proceeds from mortgage loans held-in-portfolio	15,040	98,933
Proceeds from sales of assets acquired through foreclosure	15,154	129,815
Restricted cash proceeds, net	3,940	705
Issuance of notes receivable	(657)	-
Proceeds from notes receivable	500	-
Purchases of property and equipment	(496)	(1,324)
Proceeds from disposal of property and equipment	-	6
Acquisition of businesses, including contingent consideration paid, net of
cash acquired	(4,198)	2
Net cash provided by investing activities from continuing operations	34,638	246,616

Continued

	For the Year Ended December 31,
	2010	2009
Cash flows from financing activities:
Payments on asset-backed bonds	(35,341)	(331,670)
(Distributions to) Contributions from noncontrolling interest	(388)	150
Other	(46)	-
Net cash used in financing activities from continuing operations	(35,775)	(331,520)
Net decrease in cash and cash equivalents	5,478	(17,686)
Cash and cash equivalents, beginning of year	7,104	24,790
Cash and cash equivalents, end of year	$12,582	$7,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(dollars in thousands)
	For the Year Ended December 31,
	2010	2009
Cash paid for interest	$4,272	$33,726
Cash refunded for income taxes	170	38
Cash received on mortgage securities – available-for-sale with no cost
basis	7,503	1,872
Non-cash investing and financing activities:
Assets acquired through foreclosure	6,283	123,190
Exchange of noncontrolling interests’ notes receivable for contingent
earnings payout	366	-
Preferred stock dividends accrued, not yet paid	16,499	15,312
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans – held-in-portfolio, net of allowance	1,250,287	-
Accrued interest receivable	72,725	-
Real estate owned	55,309	-
Asset-backed bonds secured by mortgage loans	2,235,633	-
Due to servicer	131,772	-
Other liabilities	4,047	-

See notes to consolidated financial statements.	Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations – NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) own 88% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks business is generated from the management of the appraisal process for its customers. Most of the fee is passed through to independent residential appraisers. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

The Company owns 74% of Advent Financial Services LLC (“Advent”). The Company originally purchased 70% of Advent, the additional 4% was acquired upon termination of employees’ that held noncontrolling interests during 2010. Advent provides financial settlement services, along with its distribution partners, mainly through income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but acts as an intermediary for these products on behalf of other banking institutions.

A primary distribution channel of Advent’s bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposit to a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

During 2010, StreetLinks completed the acquisition of 51% of Corvisa LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business.

Prior to 2009, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. The Company continues to hold nonconforming residential mortgage securities.

During January of 2010, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts – NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the year ended December 31, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 4 to the consolidated financial statements. The Company’s collateralized debt obligation (“CDO”) is the only trust that is consolidated in the financial statements as of December 31, 2010.

Financial Statement Presentation – The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, notes receivable, goodwill, CDO debt and in estimating appropriate accrual rates on mortgage securities – available-for-sale to recognize interest income. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Business Plan – As discussed above, the Company acquired a majority interest in StreetLinks, an appraisal and real estate valuation management services company during the third quarter of 2008 and increased its ownership percentage in the fourth quarter of 2009. In addition, the Company acquired a majority interest in Advent, a financial services company offering low cost banking products and services, in April 2009. In November 2010, StreetLinks acquired 51% of Corvisa, a technology company that develops and markets its software products to mortgage lenders. Management continues to grow and develop these operating entities. Additionally, the Company will continue to focus on minimizing expenses, preserving liquidity, and exploring additional investments in operating companies.

Liquidity – The Company had $12.6 million in cash and cash equivalents as of December 31, 2010, which was an increase of $5.5 million from December 31, 2009. In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its junior subordinated debt. The Company’s current projections indicate sufficient available cash and cash flows from StreetLinks and its mortgage securities to meet these payment needs.

The Company continues its strategy of growing and developing StreetLinks and significantly increasing its appraisal volume. For the year ended December 31, 2010, StreetLinks had revenues of $75.2 million as compared to $31.1 million for the year ended December 31, 2009. StreetLinks had significant growth during 2010 compared to 2009 as new customers were rapidly added. Infrastructure changes and added efficiencies gained through automation have decreased selling, general and administrative expenses relative to the increased production.

During 2010, the Company received $12.9 million in cash on our mortgage securities portfolio, compared to $18.5 million in 2009. During 2010, the Company used cash to pay for corporate and administrative costs, the contingent consideration payments related to the StreetLinks acquisition and the investment in Corvisa of $1.5 million.

As of December 31, 2010, the Company had a working capital deficiency of $35.9 million. This was mainly attributable to dividends payable of $50.9 million being classified as a current liability, although the Company does not expect to pay the dividends due to management’s effort to conserve cash. The accrued and unpaid dividends would be eliminated through the recapitalization of the 8.90% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) and the 9.00% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 (the “Series D1 Preferred Stock”). See Note 19 to the consolidated financial statements for further details.

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

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents and Restricted Cash. The Company considers investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash includes funds the Company is required to post as cash collateral or transfer to escrow accounts and its release is subject to contractual requirements and time restrictions. The cash may not be released to the Company without the consent of the counterparties, which is generally at their discretion. The cash could also be subject to the indemnification of losses incurred by the counterparties. Current restricted cash is included in the other current assets line item of the consolidated balance sheets, noncurrent restricted cash is included in the other assets, noncurrent line item of the consolidated balance sheets.

The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000, through December 31, 2013. At December 31, 2010 and 2009, 86% and 41% of the Company’s cash and cash equivalents, including restricted cash, were with one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents and restricted cash aggregated $12.9 million and $11.3 million as of December 31, 2010 and 2009, respectively.

Revenue Recognition. Service fee revenues consist primarily of fees for real estate valuation management services provided by StreetLinks. Fees are recognized in the period in which the product is delivered to the customer. Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria.

Cost of Services. Cost of Services includes the cost of the appraisal, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits of certain employees, occupancy costs, depreciation of equipment used in the production process, and other expenses necessary to the production process.

Notes Receivable and Allowance for Doubtful Accounts. To maximize the use of our excess cash, we have made loans to independent entities. The borrowing entity used the proceeds to finance on-going and current operations. Notes receivable are considered delinquent, based on current information and events, if it is probable that we will be unable to collect all amounts due that are contractually obligated. The Company determines the required allowance for doubtful accounts using information such as the borrower’s financial condition and economic trends and conditions. Recognition of income is suspended and the loan is placed on non-accrual status when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

The Company determines the required allowance for doubtful accounts using information such as the status of the note, borrower’s financial condition and economic trends and conditions. The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the years ended December 31, 2010 or 2009. Due to the low number of notes receivable, the Company evaluates each note individually for collectability. As a result of this review, there were additional provisions made for credit losses of $0.7 million and $0.3 million during the years ended December 31, 2010 and 2009, respectively. As the Company only has a minimal number of notes receivable and the notes are due from companies, the Company does not analyze its notes receivable by class or by credit quality indicator.

The Company has a note receivable due from an entity with which we are currently in litigation. The balance of this note receivable was $4.4 million and $3.0 million as of December 31, 2010 and 2009, respectively. This note receivable could become completely impaired dependent upon the outcome of the litigation and the financial means of the entity to repay the note.

As of December 31, 2010, the remaining $0.6 million of notes receivable was 90 days or more past due and still accruing.

Activity in the allowance for credit losses on notes receivable is as follows for the year ended December 31, 2010 and 2009, respectively (dollars in thousands):

	2010	2009
Balance, beginning of period	$300	$-
Provision for credit losses	747	300
Balance, end of period	$1,047	$300

The Company had no modifications of notes receivable agreements for the years ended December 31, 2010 or 2009.

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

As previously described, mortgage securities-available-for-sale represent retained beneficial interests in certain components of the cash flows of the underlying mortgage loans to securitization trusts. As payments are received on both the residual and subordinated securities, the payments are applied to the cost basis of the related mortgage securities. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The estimated cash flows change as management’s assumptions for credit losses, borrower prepayments and interest rates are updated. The assumptions are established using proprietary models the Company has developed. The accretable yield is recorded as interest income with a corresponding increase to the carrying basis of the mortgage security.

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

Mortgage Securities – Trading consisted of four residual securities along with subordinated securities as of December 31, 2010 and one residual security at December 31, 2009 and subordinated securities.

The Company estimates fair value for the subordinated securities based on quoted market prices obtained from brokers which are compared to internal discounted cash flows.

Goodwill. Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses. The goodwill is currently allocated to the Company’s appraisal management reporting unit and is tested for impairment at least annually or more frequently, when a triggering event occurs. Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of StreetLinks, with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value and recorded in other expense in the statement of operations. The impairment test in 2010 indicated that there was a significant excess of fair value over the carrying amount and no impairment was incurred.

Income Taxes. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income taxes guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income taxes guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

Under the income taxes guidance, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credit carryforwards expiring, and adverse industry trends.

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

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, restricted stock and performance based awards on the Company’s common stock have been exercised, unless the exercise would be antidilutive.

As a result of the convertible participating preferred stock being considered participating securities, earnings per share is calculated under the two-class method, which is discussed in the Earnings per Share accounting guidance. In determining the number of diluted shares outstanding, the guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the year ended December 31, 2010, the two-class method calculation was more dilutive; therefore, earnings per share is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. For the year ended December 31, 2009, as the convertible participating preferred stockholders do not have an obligation to participate in losses, no allocation of undistributed losses was necessary.

Mortgage Loans. Mortgage loans include loans originated by the Company and acquired from other originators. Mortgage loans are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and recognized over the estimated life of the loan as an adjustment to yield using the effective yield method. The Company uses actual and estimated cash flows, which consider the actual and future estimated prepayments of the loans, to derive an effective level yield.

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

Premiums for Mortgage Loan Insurance. The Company uses lender paid mortgage insurance to mitigate the risk of loss on loans that are originated. For those loans held-in-portfolio, the premiums for mortgage insurance are expensed by the Company as the costs of the premiums are incurred. For those loans sold in securitization transactions accounted for as a sale, the independent trust assumes the obligation to pay the premiums and obtains the right to receive insurance proceeds.

Due to Servicer. Principal and interest payments (the “monthly repayment obligations”) on asset-backed bonds secured by mortgage loans recorded on the Company’s consolidated balance sheets are remitted to bondholders on a monthly basis by the securitization trust (the “remittance period”). Funds used for the monthly repayment obligations are based on the monthly scheduled principal and interest payments of the underlying mortgage loan collateral, as well as actual principal and interest collections from borrower prepayments. When a borrower defaults on a scheduled principal and interest payment, the servicer must advance the scheduled principal and interest to the securitization trust to satisfy the monthly repayment obligations. The servicer must continue to advance all delinquent scheduled principal and interest payments each remittance period until the loan is liquidated. Upon liquidation, the servicer may recover their advance through the liquidation proceeds. During the period the servicer has advanced funds to a securitization trust which the Company accounts for as a financing, the Company records a liability representing the funds due back to the servicer.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 140; this statement was codified in December 2009 as Accounting Standards Codification (“ASC”) 860. This guidance is effective for financial asset transfers beginning on January 1, 2010 and will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. In addition, also in June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R); this statement was also codified in December 2009 as ASC 810 and governs the consolidation of variable interest entities. The consolidation guidance became effective for all variable interest entities (each a “VIE”) the Company held as of January 1, 2010. As part of the Company’s adoption of the amended consolidation guidance, it was required to reconsider the Company’s previous consolidation conclusions pertaining to the Company’s variable interests in VIEs, including: (i) whether an entity is a VIE; and (ii) whether the Company is the primary beneficiary. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus, the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods. The Company re-evaluated the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization transactions and determined that based on the occurrence of certain events during January 2010, the application of the amended guidance resulted in the Company reflecting as sales of financial assets and extinguishment of liabilities the assets and liabilities of the securitization trusts during the at that date. As a result, the Company derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1, and NHEL 2007-1 securitization trusts and recorded a gain during the year ended December 31, 2010. See Note 4 to the consolidated financial statements for further details.

In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance significantly expands the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period became effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this guidance requires enhanced disclosures and did not have a significant effect on the Company’s financial statements. See “Notes Receivable and Allowance for Doubtful Accounts” section above for the required disclosures.

Note 3. Business Combinations

On November 4, 2010, StreetLinks completed the acquisition of 51% of Corvisa LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business. The purchase price was comprised of $1.5 million of cash, plus contingent consideration related to an earn-out opportunity based on future net income. The amount of the future payments that the Company could be required to make under the earn-out opportunity is $0.6 million, with the understanding that the targets must be achieved by December 31, 2012. The purchase price for the Corvisa acquisition has been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered significant. The Company’s financial statements include the results of operation of Corvisa from the date of acquisition. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the consolidated statements of operation, and were not material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for the year ended December 31, 2010 follows (dollars in thousands):

Total
Assets:
Cash	$107
Other current assets	50
Property and equipment, net	3,465
Liabilities:
Accounts payable	(131)
Accrued expenses	(34)
Other noncurrent liabilities	(459)
Noncontrolling interests	(1,498)
Total cash consideration	$1,500

See Note 13 to the consolidated financial statements regarding contingent consideration payment on a prior year acquisition.

Note 4. Derecognition of Securitization Trusts

During January of 2010, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts: NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1.

During the first quarter of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts. No bids were received for the bonds, which prompted a reconsideration of the Company’s conclusion with respect to the trusts’ consolidation. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the NHEL 2006-1 and NHEL 2006-MTA1 trusts as of January 25, 2010.

During January of 2010, the final derivative of the NHEL 2007-1 loan securitization trust expired. The expiration of this derivative is a reconsideration event. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the 2007-1 securitization trust as of January 25, 2010.

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

Note 5. Mortgage Loans – Held-in-Portfolio and Securitization Transactions

Mortgage loans – held-in-portfolio, all of which are secured by residential properties, consisted of the following as of December 31, 2009 (dollars in thousands):

December 31,
2009
Mortgage loans – held-in-portfolio (A):
Outstanding principal	$1,985,483
Net unamortized deferred origination costs	16,605
Amortized cost	2,002,088
Allowance for credit losses	(712,614)
Mortgage loans – held-in-portfolio	$1,289,474
Weighted average coupon	6.94%

(A)	The Company did not hold any mortgage loans-held-in-portfolio as of December 31, 2010 due to the derecognition of the securitization trusts, see Note 4 to the consolidated financial statements for further details.

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

At inception, the NHEL 2006-1 and NHEL 2006-MTA1 securitizations did not meet the qualifying special purpose entity criteria necessary for derecognition because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company had the unilateral ability to repurchase a limited number of loans back from the trusts. The NHEL 2007-1 securitization did not meet the qualifying special purpose entity criteria necessary for derecognition because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk.

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

Mortgage loans – held-in-portfolio are serviced by a third party entity. There was not a significant number or amount of servicer modified loans during the year ended December 31, 2010 due to the derecognition of securitization trusts, see Note 4 to the consolidated financial statements for further details. During the year ended December 31, 2009, the servicer modified loans totaling $230.0 million in principal with weighted-average interest rates of 8.59% and 4.87% before and after modification, respectively. The modifications are offered to borrowers experiencing financial difficulties and serve to reduce monthly payments and defer unpaid interest. The Company’s estimates for the allowance for loan losses and related provision include the projected impact of the modified loans.

At December 31, 2009 all of the loans classified as held-in-portfolio were pledged as collateral for financing purposes.

The table below presents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them (dollars in thousands):

	For the Year Ended December 31, 2009
		Principal Amount of
	Total Principal Amount of	Loans 60 Days or More
	Loans (A)	Past Due	Net Credit Losses (B)
Loans securitized	$6,570,308	$3,296,863	$735,892
Loans held-in-portfolio	2,138,500	1,243,731	321,097
Total loans securitized or held-
in-portfolio	$8,708,808	$4,540,594	$1,056,989

(A)	Includes assets acquired through foreclosure.
(B)	Represents the realized losses as reported by the securitization trusts for each period presented.

Collateral for 25% and 23% of the mortgage loans held-in-portfolio outstanding as of December 31, 2009 was located in California and Florida, respectively. Interest only loan products made up 10% of the loans classified as held-in-portfolio as of December 31, 2009. In addition, as of December 31, 2009, moving treasury average (“MTA”) loan products made up 26% of the loans classified as held-in-portfolio. These MTA loans had $1.6 million in negative amortization during 2009. The Company has no other significant concentration of credit risk on mortgage loans.

Mortgage loans – held-in-portfolio that the Company has placed on non-accrual status totaled $712.6 million at December 31, 2009. At December 31, 2009 the Company had $433.4 million in mortgage loans – held-in-portfolio past due 90 days or more, which were still accruing interest. These loans carried mortgage insurance and the accrual will be discontinued when in management’s opinion the interest is not collectible.

Activity in the allowance for credit losses on mortgage loans – held-in-portfolio is as follows for the year ended December 31, 2010 and 2009, respectively (dollars in thousands):

	2010	2009
Balance, beginning of period	$712,614	$776,001
Provision for credit losses	17,433	260,860
Charge-offs, net of recoveries	(27,146)	(324,247)
Derecognition of the securitization trusts	(702,901)	-
Balance, end of period	$-	$712,614

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs in which the Company has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present the Company’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Company holds a variable interest as of December 31, 2010 and December 31, 2009. The Company’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless.

The Company’s only continued involvement, relating to these transactions, is retaining interests in the VIEs which are included in the mortgage securities line item in the consolidated financial statements.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Securitization transactions. Securitization transactions include transactions where the Company transferred mortgage loans and accounted for the transfer as a sale and thus are not consolidated. This category is reflected in the securitization section of this Note.

Mortgage Loan VIEs. The Company initially consolidated securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by the previous FASB guidance. The NHEL 2006-1 and NHEL 2006-MTA1 securitizations, at inception, did not meet the criteria necessary for derecognition under the previous FASB guidance and related interpretations because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remained the same. During January 2010, certain events occurred that required the Company to reconsider the accounting for these mortgage loan VIEs. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts and these mortgage loan VIEs are now considered securitization transactions. See Note 4 to the consolidated financial statements for further details.

At inception, the NHEL 2007-1 securitization did not meet the qualifying special purpose entity criteria necessary for derecognition under the previous FASB guidance and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. During January 2010, certain events occurred that required the Company to reconsider the accounting for this mortgage loan VIE. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trust and this mortgage loan VIE is now considered a securitization transaction. See Note 4 to the consolidated financial statements for further details.

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

Collateralized Debt Obligations. The collateral for the Company’s CDO transaction consisted of subordinated securities which the Company retained from its securitization transactions as well as subordinated securities purchased from other issuers. The CDO was structured legally as a sale, but for accounting purposes was accounted for as a financing as it did not meet the qualifying special purpose entity criteria under the applicable accounting guidance. Accordingly, the securities remain on the Company’s consolidated balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. In accordance with Consolidation accounting guidance, the Company is required to re-assess during each quarterly period and the Company determined that it should continue to be consolidated.

Variable Interest Entities

The Consolidation accounting guidance requires an entity to consolidate a VIE if that entity is considered the primary beneficiary. VIEs are required to be reassessed for consolidation when reconsideration events occur. See Mortgage Loan VIEs above for details relating to current period reconsideration events.

The table below provides the disclosure information required for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany		Liabilities After
		Eliminations		Intercompany	Recourse to the
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	Eliminations	Company (B)
December 31, 2010
CDO(C)	$1,499	$-	$1,497	$1,497	$-
December 31, 2009
Mortgage Loan VIEs(D)	$1,435,671	$-	$1,427,501	$2,453,181	$-
CDO(C)	1,389	-	1,387	1,387	-

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.

(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(C)	For the CDO, assets are primarily recorded in “Mortgage securities” and “Other current assets” and liabilities are recorded in “Other current liabilities.”
(D)	For Mortgage Loan VIEs, assets are primarily recorded in “Mortgage loans – held-in-portfolio.” Liabilities are primarily recorded in “Asset-backed bonds secured by mortgage assets.”

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal		Assets on	Liabilities on	Maximum	Year to	Year to
	Outstanding		Balance	Balance	Exposure to	Date Loss	Date Cash
	(A)		Sheet (B)	Sheet	Loss(C)	on Sale	Flows
December 31, 2010	$7,189,121	(D)	$4,580	$-	$4,580	$-	$11,362
December 31, 2009	6,570,308		7,031	$-	7,031	$-	15,867

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.
(B)	Assets on balance sheet are securities issued by the entity which are recorded in “Mortgage securities.”
(C)	The maximum exposure to loss assumes a total loss on the retained interests held by the Company.
(D)	Due to derecognition of securitization trusts during the year ended December 31, 2010, size/principal outstanding includes NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 as of December 31, 2010.

Retained interests are recorded in the consolidated balance sheet at fair value within mortgage securities. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading securities, with changes in fair value recorded in the consolidated statements of operations, or as available-for-sale securities, with changes in fair value included in accumulated other comprehensive income.

The following table presents information on retained interests held by the Company as of December 31, 2010 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$4,580
Weighted average life (in years)	2.73
Weighted average prepayment speed assumption (CPR) (percent)	13.6
Fair value after a 10% increase in prepayment speed	$4,249
Fair value after a 25% increase in prepayment speed	$3,820
Weighted average expected annual credit losses (percent of current collateral balance)	25.7
Fair value after a 10% increase in annual credit losses	$4,379
Fair value after a 25% increase in annual credit losses	$4,100
Weighted average residual cash flows discount rate (percent)	25.0%
Fair value after a 500 basis point increase in discount rate	$4,461
Fair value after a 1000 basis point increase in discount rate	$4,347
Market interest rates:
Fair value after a 100 basis point increase in market rates	$3,401
Fair value after a 200 basis point increase in market rates	$2,053

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

Note 6. Mortgage Securities

Mortgage securities consist of securities classified as available-for-sale and trading as of December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
Mortgage securities – available-for-sale	$4,580	$6,903
Mortgage securities – trading	1,198	1,087
Total mortgage securities	$5,778	$7,990

As of December 31, 2010, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities, which were designated as trading. As of December 31, 2009, mortgage securities – available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NMFT Series 2007-2 residual security, which was designated as trading. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities – available-for-sale as of December 31, 2010 and December 31, 2009 (dollars in thousands):

		Unrealized	Estimated Fair	Average
	Cost Basis	Gain	Value	Yield (A)
As of December 31, 2010	$169	$4,411	$4,580	483.2%
As of December 31, 2009	1,792	5,111	6,903	132.9

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ deficit.

During the year ended December 31, 2009, management concluded that the decline in value on certain securities in the Company’s mortgage securities – available-for-sale portfolio were other-than-temporary. As a result, the Company recognized impairments on mortgage securities – available-for-sale of $1.2 million during the year ended December 31, 2009. There were no impairments for the year ended December 31, 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

As of December 31, 2010, mortgage securities – trading consisted of the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. As of December 31, 2009, mortgage securities – trading consisted of the NMFT Series 2007-2 residual security and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds. The fair value of the subordinated securities is estimated based on quoted broker prices which are compared to internal discounted cash flows. Refer to Note 11 for a description of the valuation methods as of December 31, 2010 and December 31, 2009.

The following table summarizes the Company’s mortgage securities – trading as of December 31, 2010 and December 31, 2009 (dollars in thousands):

		Amortized Cost		Average
	Original Face	Basis	Fair Value	Yield (A)
As of December 31, 2010
Subordinated securities pledged to CDO	$369,507	$73,900	$1,198
Other subordinated securities	215,280	-	-
Total	$584,787	$73,900	$1,198	1.96%

As of December 31, 2009
Subordinated securities pledged to CDO	$332,489	$103,638	$959
Other subordinated securities	102,625	-	-
Residual securities	-	374	128
Total	$435,114	$104,012	$1,087	4.79%

(A)	Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $0.2 million for the year ended December 31, 2010, as compared to net trading losses of $11.8 million for the year ended December 31, 2009. These net trading losses are included in the other expense line on the Company’s consolidated statements of operations.

Note 7. Borrowings

Junior Subordinated Debentures

NFI’s wholly-owned subsidiary NovaStar Mortgage, Inc. (“NMI”) had approximately $78.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secured trust preferred securities issued by the Trusts. NFI guaranteed NMI's obligations under the Notes. NMI failed to make quarterly interest payments that were due on all payment dates in 2008 and through April 24, 2009 on these Notes.

On April 24, 2009 (the “Exchange Date”), the parties executed the necessary documents to complete an exchange of the Notes for new preferred obligations. On the Exchange Date, the Company paid interest due through December 31, 2008 in the aggregate amount of $5.3 million. The Notes mature in 2035 and 2036 at which time the total principal amount is due.

The new preferred obligations required quarterly distributions of interest to the holders at a rate equal to 1.0% per annum beginning January 1, 2009 through December 31, 2009, subject to reset to a variable rate equal to the three-month LIBOR plus 3.5% upon the occurrence of an “Interest Coverage Trigger.” For purposes of the new preferred obligations, an Interest Coverage Trigger occured when the ratio of EBITDA for any quarter ending on or after December 31, 2008 to the product as of the last day of such quarter, of the stated liquidation value of all outstanding Preferred Securities (i) multiplied by 7.5%, (ii) multiplied by 1.5 and (iii) divided by 4, equals or exceeds 1.00 to 1.00. Beginning January 1, 2010 until the earlier of February 18, 2019 or the occurrence of an Interest Coverage Trigger, the unpaid principal amount of the new preferred obligations bore interest at a rate of 1.0% per annum and, thereafter, at a variable rate, reset quarterly, equal to the three-month LIBOR plus 3.5% per annum. The Company did not exceed the Interest Coverage Trigger during the year ended December 31, 2010. See Note 19 for discussion of the Trust Preferred Securities transaction in which the Notes were cancelled.

Collateralized Debt Obligation Issuance (“CDO”)

The collateral for the Company’s CDO consists of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing. This securitization did not meet the qualifying special purpose entity criteria. Accordingly, the securities remain on the Company’s consolidated balance sheets, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. The Company records interest income on the securities and interest expense on the bonds issued in the securitization over the life of the related securities and bonds.

The Company elected the fair value option for the asset-backed bonds issued from NovaStar ABS CDO I. The election was made for these liabilities to help reduce income statement volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the mortgage securities. Fair value is estimated using quoted market prices. The Company recognized fair value adjustments of $1.2 and $5.1 million for the years ended December 31, 2010 and 2009, respectively, which is included in the other expense line item on the consolidated statements of operations.

On January 30, 2008, an event of default occurred under the CDO bond indenture agreement due to the noncompliance of certain overcollateralization tests. As a result, the trustee, upon notice and at the direction of a majority of the secured noteholders, may declare all of the secured notes to be immediately due and payable including accrued and unpaid interest. No such notice has been given as of March 22, 2011. As there is no recourse to the Company, it does not expect any significant impact to its financial condition, cash flows or results of operation as a result of the event of default.

Asset-backed Bonds (“ABB”). The Company issued ABB secured by its mortgage loans and ABB secured by its mortgage securities – trading in certain transactions treated as financings as a means for long-term non-recourse financing. For financial reporting purposes, the mortgage loans held-in-portfolio and mortgage securities – trading, as collateral, are recorded as assets of the Company and the ABB are recorded as debt. Interest and principal on each ABB is payable only from principal and interest on the underlying mortgage loans or mortgage securities collateralizing the ABB. Interest rates reset monthly and are indexed to one-month LIBOR. The estimated weighted-average months to maturity are based on estimates and assumptions made by management. The actual maturity may differ from expectations.

For ABB secured by mortgage loans, the Company retained a “clean up” call option to repay the ABB, and reacquire the mortgage loans, when the remaining unpaid principal balance of the underlying mortgage loans falls below 10% of their original amounts. The Company subsequently sold all of these clean up call rights, to the buyer of its mortgage servicing rights. The Company did retain separate independent rights to require the buyer of its mortgage servicing rights to repurchase loans from the trusts and subsequently sell them to the Company. The Company does not expect to exercise any of the call rights that it retained. The Company had no ABB transactions for the year ended December 31, 2010.

The following is a summary of outstanding ABB and related loans (dollars in thousands):

	Asset-backed Bonds				Mortgage Loans
				Estimated
				Weighted
			Weighted	Average
			Average	Months			Weighted
	Remaining		Interest	to Call or	Remaining		Average
	Principal		Rate	Maturity	Principal		Coupon
As of December 31, 2010:
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$324,662	(A)	0.81%	12		(B)	(B)

As of December 31, 2009:
ABB Secured by Mortgage Loans:
NHES Series 2006-1	$475,360		0.52%	72	$399,913		8.03%
NHES Series 2006-MTA1	602,068		0.48	51	532,696		3.84
NHES Series 2007-1	1,201,517		0.50	106	1,052,873		6.99
Unamortized debt issuance costs, net	(8,343)
	$2,270,602
ABB Secured by Mortgage Securities:
NovaStar ABS CDO I	$323,999	(A)	0.80%	16		(B)	(B)

(A)	The NovaStar ABS CDO I ABB are carried at a fair value of $1.2 million and $1.0 million at December 31, 2010 and 2009, respectively and are included in the other current liabilities line item of the consolidated balance sheets.
(B)	Collateral for the NovaStar ABS CDO I are subordinated mortgage securities.

The expected repayment requirements relating to the CDO at December 31, 2010 are difficult to estimate as they are based on anticipated receipts from underlying mortgage security collateral. In the event that receipts from the underlying collateral are adversely impacted by credit losses, there could be insufficient receipts available to repay the CDO principal. As there is no recourse to the Company, it only expects to pay out the amounts that it receives from the collateral.

Note 8. Commitments and Contingencies

Commitments. The Company leases office space under various operating lease agreements. Rent expense for 2010 and 2009 aggregated $1.3 million and $1.9 million, respectively. At December 31, 2010, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease
Obligations
2011	$1,406
2012	969
2013	723
2014	73
2015	-
$3,171

The Company has sublease agreements for office space formerly occupied by the Company and received approximately $0.6 million and $0.7 million during the years ended December 31, 2010 and 2009, respectively.

Contingencies

The Company has a contingent obligation related to a Corvisa earn-out agreement based on future net income of up to $0.6 million, which could be due to the former owners of Corvisa. A liability of $0.5 million, based on management’s estimate of Corvisa achieving its earnings targets, is included in the other liabilities line item of the consolidated balance sheets as of December 31, 2010.

Pending Litigation.

The Company is a party to various legal proceedings, all of which, except as set forth below, are of an ordinary, routine nature, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws. Furthermore, the Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties made in loan sale and securitization agreements. These indemnification and repurchase demands have not resulted in significant losses to the Company and the number of demands has steadily decreased, but such claims could be significant if multiple loans are involved.

Due to the uncertainty of any potential loss due to pending litigation and due to the Company’s belief that an adverse ruling is not probable for the below-described claims, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933 by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff’s claims. The Court has not ruled on this motion and discovery regarding the plaintiff’s claims has not commenced. The Company cannot provide an estimate of the range of any loss. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff’s damages. On September 13, 2010, the Court denied the Company’s motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff’s failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against the plaintiff. The Company cannot provide an estimate of the range of any loss. The Company believes that the defendants have meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaims.

On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff’s assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants have removed the first case to the United States District Court for the District of Massachusetts, and plaintiff has filed a motion to remand the case back to state court. This litigation is in its early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to these claims and expects that the cases will be defended vigorously.

On or about July 16, 2010, NovaStar Mortgage, Inc. received a “Purchasers’ Notice of Election to Void Sale of Securities” regarding NovaStar Mortgage Funding Trust Series 2005-4 from the Federal Home Loan Bank of Chicago. The notice was allegedly addressed to several entities including NovaStar Mortgage, Inc. and NMFC. The notice alleges joint and several liability for a rescission of the purchase of a $15.0 million security pursuant to Illinois Securities Law, 815 ILCS section 5/13(A). The notice does not specify the factual basis for the claim, and no legal action to enforce the claim has been filed The Company will assess its defense to the claim if and when the factual basis and additional information supporting the claim is provided.

Note 9. Shareholders’ Equity

To preserve liquidity, the Company’s Board of Directors has suspended the payment of dividends on its Series C Preferred Stock and its Series D1 Preferred Stock. As a result, dividends continue to accrue on the Series C Preferred Stock and Series D1 Preferred Stock. Total accrued dividends payable related to the Series C Preferred Stock and Series D1 Preferred Stock were $50.9 million and $34.4 million as of December 31, 2010 and 2009, respectively. All accrued and unpaid dividends on the Company’s preferred stock must be paid prior to any payments of dividends or other distributions on the Company’s common stock. In addition, since dividends on the Series C Preferred Stock were in arrears for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Stock, voting as a single class, elected two additional directors to the Company’s Board of Directors, as described below. The Company does not expect to pay the dividends due to management’s intent to restructure its capital.

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

Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.9% annually. Accrued and unpaid dividends payable related to the Series C Preferred Stock were approximately $21.6 million and $15.0 million as of December 31, 2010 and 2009, respectively.

Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 13.0% per annum. In addition, holders of the Series D1 Preferred Stock are entitled to participate in any common stock dividends on an as converted basis. The Company’s board of directors has suspended the payment of dividends on the Company’s Series D1 Preferred Stock. As a result, dividends continue to accrue on the Series D1 Preferred Stock, and the dividend rate on the Series D1 Preferred Stock increased from 9.0% to 13.0%, compounded quarterly, effective October 16, 2007 with respect to all unpaid dividends and subsequently accruing dividends. Accrued and unpaid dividends payable related to the Series D1 Preferred Stock were approximately $29.3 million and $19.4 million as of December 31, 2010 and 2009, respectively.

The Series D1 Preferred Stock is convertible into the Company’s 9.0% Series D2 Mandatory Convertible Preferred Stock having a par value of $0.01 per share and an initial liquidation preference of $25.00 per share (“Series D2 Preferred Stock”) upon the later of (a) July 16, 2009, or (b) the date on which the shareholders of the Company approve certain anti-dilution protection for the Series D1 Preferred Stock and Series D2 Preferred Stock that, upon such shareholder approval, would apply in the event the Company issues additional common stock for a price below the price at which the Series D1 Preferred Stock (or the Series D2 Preferred Stock into which the Series D1 Preferred Stock has been converted, if any) may be converted into common stock. The rights, powers and privileges of the Series D2 Preferred Stock are substantially similar to those of the Series D1 Preferred Stock, except that accrued and unpaid dividends on the Series D2 Preferred Stock can be added to the common stock conversion and liquidation value of the Series D2 Preferred Stock in lieu of cash payment, and the dividend rate on the Series D2 Preferred Stock is fixed in all circumstances at 9.0%.

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

During the years ended December 31, 2010 and 2009, there were no shares of common stock issued under the Company’s stock-based compensation plan.

The Company’s Board of Directors has approved the repurchase of up to $9 million of the Company’s common stock. No shares were repurchased during 2010 and 2009. The Company has repurchased $8.0 million prior to 2009, leaving approximately $1.0 million of shares that may yet be purchased under the repurchase plan. Under Maryland law, shares repurchased under the repurchase plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under the repurchase plan is charged against additional paid-in capital.

Note 10. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a roll-forward of accumulated other comprehensive income for the years ended December 31, 2010 and 2009 (dollars in thousands):

	For the Year Ended
	December 31,
	2010	2009
Net income (loss)	$985,654	$(183,156)
Other comprehensive (loss) income:
Change in unrealized loss on mortgage securities – available-for-sale	(700)	(5,106)

Change in unrealized gain (loss) on derivative instruments used in cash flow hedges	-	8
Impairment on mortgage securities – available-for-sale reclassified to earnings	-	1,198
Net settlements of derivative instruments used in cash flow hedges reclassified to earnings	-	85
Other comprehensive loss	(700)	(3,815)
Total comprehensive income (loss)	984,954	(186,971)
Comprehensive loss attributable to noncontrolling interests	1,048	2,054
Total comprehensive income (loss) attributable to NovaStar Financial, Inc.	$983,906	$(184,917)

Accumulated other comprehensive income was comprised of unrealized gains relating to the mortgage securities – available-for-sale as of December 31, 2010 and 2009.

Note 11. Fair Value Accounting

For financial reporting purposes, the Company follows a fair value hierarchy that is used to measure the fair value of assets and liabilities. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement.

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of December 31, 2010 and 2009 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Fair Value at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
Description	2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Mortgage securities – trading	$1,198	$-	$-	$1,198
Mortgage securities – available-
for-sale	4,580	-	-	4,580
Total Assets	$5,778	$-	$-	$5,778

Liabilities
Asset-backed bonds secured by
mortgage securities	$1,198	$-	$-	$1,198
Contingent consideration (A)	450			450
Total Liabilities	$1,648	$-	$-	$1,648

(A)	The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Corvisa that is contingent based upon certain future earnings targets. The company estimated the fair value using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Fair Value at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
Description	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Mortgage securities – trading	$1,087	$-	$-	$1,087
Mortgage securities – available-
for-sale	6,903	-	-	6,903
Total Assets	$7,990	$-	$-	$7,990

Liabilities
Asset-backed bonds secured by
mortgage securities	$968	$-	$-	$968
Derivative instruments, net	157	-	157	-
Total Liabilities	$1,125	$-	$157	$968

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to December 31, 2010 (dollars in thousands):

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Loss	Securities
As of December 31, 2009	$104,013	$(102,926)	$1,087
Increases (decreases) to mortgage securities – trading:
Accretion of income	1,766	-	1,766
Proceeds from paydowns of securities	(1,497)	-	(1,497)
Other than temporary impairments	(30,382)	30,382	-
Mark-to-market value adjustment	-	(158)	(158)
Net increase (decrease) to mortgage securities	(30,113)	30,224	111
As of December 31, 2010	$73,900	(72,702)	1,198

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Loss	Securities
As of December 31, 2008	$433,968	$(426,883)	$7,085
Increases (decreases) to mortgage securities – trading:
Accretion of income	10,713	-	10,713
Proceeds from paydowns of securities	(4,885)	-	(4,885)
Other than temporary impairments	(335,783)	335,783	-
Mark-to-market value adjustment	-	(11,826)	(11,826)
Net increase (decrease) to mortgage securities	(329,955)	323,957	(5,998)
As of December 31, 2009	$104,013	$(102,926)	$1,087

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to December 31, 2010 and December 31, 2008 to December 31, 2009 (dollars in thousands):

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Gain	Securities
As of December 31, 2009	$1,794	$5,109	$6,903
Increases (decreases) to mortgage securities:
Accretion of income (A)	2,235	-	2,235
Proceeds from paydowns of securities (A) (B)	(3,858)	-	(3,858)
Other	(2)	2	-
Mark-to-market value adjustment		(700)	(700)
Net decrease to mortgage securities	(1,625)	(698)	(2,323)
As of December 31, 2010	$169	4,411	4,580

(A)	Cash received on mortgage securities with no cost basis was $7.5 million for the year ended December 31, 2010.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the consolidated balance sheets reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s consolidated balance sheets. As of December 31, 2010, the Company had no receivables from securitization trusts related to mortgage securities available-for-sale with a remaining or zero cost basis.

			Estimated Fair
		Unrealized	Value of Mortgage
	Cost Basis	Gain	Securities
As of December 31, 2008	$3,771	$9,017	$12,788
Increases (decreases) to mortgage securities:
Accretion of income (A)	12,815	-	12,815
Proceeds from paydowns of securities (A) (B)	(13,594)	-	(13,594)
Impairment on mortgage securities – available-for-sale	(1,198)	-	(1,198)
Mark-to-market value adjustment	-	(3,908)	(3,908)
Net decrease to mortgage securities	(1,977)	(3,908)	(5,885)
As of December 31, 2009	$1,794	$5,109	$6,903

(A)	Cash received on mortgage securities with no cost basis was $1.9 million for the year ended December 31, 2009.
(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the consolidated balance sheets reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts, which are included in the other assets line on the Company’s consolidated balance sheets. As of December 31, 2009, the Company had receivables from securitization trusts of $12.5 million, related to mortgage securities available-for-sale with a remaining cost basis. At December 31, 2009, there were no receivables from securitization trusts related to mortgage securities with a zero cost basis.

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets which are measured at fair value on a nonrecurring basis as of December 31, 2009 (dollars in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Real Estate	Identical Assets	Observable Inputs	Unobservable Inputs
Fair Value at	Owned (A)	(Level 1)	(Level 2)	(Level 3)
December 31, 2009	64,179	$-	$-	$64,179

(A)	The Company did not hold any Real Estate Owned as of December 31, 2010.

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

The following table provides a summary of the impact to earnings from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

	Fair Value	Fair Value Adjustments For
Asset or Liability Measured at	Measurement	the Year Ended December 31,		Statement of Operation Line
Fair Value	Frequency	2010	2009	Item Impacted
Mortgage securities – trading	Recurring	$(158)	$(11,826)	Other expense
Mortgage securities – available-
for-sale	Recurring	-	(1,198)	Other expense
Real estate owned	Nonrecurring	(178)	(9,164)	Provision for credit losses
Derivative instruments, net	Recurring	157	(7,361)	Other expense
Asset-backed bonds secured by
mortgage securities	Recurring	1,226	5,083	Other expense
Total fair value losses		$1,047	$(24,466)

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

The Company elected the fair value option for the asset-backed bonds issued from the CDO, which the Company closed in the first quarter of 2007. The Company elected the fair value option for these liabilities to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities – trading. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities“ line item on the consolidated balance sheets. The change in the asset-backed bonds balance is due to the fair value adjustments since adoption of the guidance. The Company has not elected fair value accounting for any other consolidated balance sheets items as allowed by the guidance from Fair Value Option for Financial Assets and Financial Liabilities.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of December 31, 2010 and December 31, 2009 (dollars in thousands):
	Unpaid Principal	Year to Date Gain
Unpaid Principal Balance as of	Balance	Recognized	Fair Value
December 31, 2010	$324,662	$1,226	$1,198
December 31, 2009	323,999	5,083	968

Substantially all of the change in fair value of the asset-backed bonds during the year ended December 31, 2010 is considered to be related to specific credit risk as all of the bonds are floating rate.

Note 12. Property and Equipment, Net

	December 31,
	2010	2009
Furniture, fixtures and office equipment	$803	$709
Hardware and computer equipment	2,148	1,773
Software	5,794	2,301
Leasehold improvements	258	258
	9,003	5,041
Less: Accumulated depreciation and amortization	(4,182)	(3,238)
	$4,821	$1,803

All of the Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are leasehold improvements, lesser of 5 years or remaining lease term, furniture and fixtures, 5 years, office and computer equipment, 3 to 5 years and software, 3 years.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $0.9 million for each of the years ended December 31, 2010 and 2009, respectively.

Note 13. Goodwill

As of December 31, 2010, goodwill totaled $3.2 million and was included in the Appraisal management reporting unit. There was no goodwill as of December 31, 2009.

Goodwill activity is as follows for the year ended December 31, 2010 and 2009, respectively (dollars in thousands):

	For the Years Ended
	December 31,
	2010	2009
Balance, beginning of period	$-	$-
Advent acquisition	-	1,190
StreetLinks contingent consideration payment (A)	3,170	-
Impairments	-	(1,190)
Balance, end of period	$3,170	$-

(A)	There are no remaining contingent consideration payments that could be required for the StreetLinks acquisition.

During the year ended December 31, 2010, payments of approximately $3.2 million were made to the former majority owners of StreetLinks upon certain earnings targets being achieved. In accordance with the Business Combinations guidance that was utilized by the Company at the time of acquisition during August 2008, any contingent payments made in excess of amounts assigned to assets acquired and liabilities recognized should be recorded as goodwill. As all consideration paid had previously been assigned to the assets acquired and liabilities assumed, the $3.2 million was recorded as goodwill during the year ended December 31, 2010. For tax purposes, the goodwill is included in the Company’s basis in its investment in Streetlinks as it is a limited liability company, therefore it will be non-deductible for tax purposes as long as the Company holds its investment in StreetLinks.

Note 14. Segment Reporting

The Company reviews, manages and operates its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts’ operating results are driven from the income generated on the on-balance sheet securitizations less associated costs. Corporate operating results include income generated from mortgage securities retained from securitizations, corporate general and administrative expenses and Advent as it did not have significant operations in the periods. Appraisal management operations include the appraisal fee income and related expenses from the Company’s majority-owned subsidiaries StreetLinks and Corvisa.

The following is a summary of the operating results of the Company’s segments for the years ended December 31, 2010 and 2009 (dollars in thousands):

For the Year ended December 31, 2010

	Securitization		Appraisal
	Trusts	Corporate	Management		Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$75,168		$-	$75,168
Interest income – mortgage
loans	10,681	-	-		167	10,848
Interest income – mortgage
securities	1,688	9,816	-		-	11,504
Total	12,369	9,816	75,168		167	97,520

Costs and Expenses:
Cost of services	-	-	66,475		-	66,475
Interest expense – asset-
backed bonds	1,416	-	-		-	1,416
Provision for credit losses	17,433	-	-		-	17,433
Servicing fees	731	-	-		-	731
Premiums for mortgage loan
insurance	308	-	-		-	308
Selling, general and
administrative expense	40	14,334	4,940		-	19,314
Gain on disposition of mortgage
loans	(993,131)	-	-		-	(993,131)
Other expenses (income)	3,288	(3,249)	(65)		416	390
Total	(969,915)	11,085	71,350		416	(887,064)

Other income	-	772	15		-	787
Interest expense on trust
preferred securities	-	(1,073)	-		-	(1,073)

Income (loss) before income tax
expense	982,284	(1,570)	3,833		(249)	984,298
Income tax expense	-	(1,356)	-		-	(1,356)
Net income (loss)	982,284	(214)	3,833		(249)	985,654
Less: Net (loss) income
attributable to noncontrolling
interests	-	(1,369)	321		-	(1,048)
Net income (loss) attributable to
NFI	$982,284	$1,155	$3,512		$(249)	$986,702

Depreciation and amortization
expense (A)	$-	$268	$669		$-	$937

December 31, 2010:
Total assets	$1,497	$30,144	$13,781	(B)	$(7,561)	$37,861

Additions to long-lived assets	$-	$278	$6,854	(B)	$-	$7,132

(A)	Amounts are included in the cost of services and selling, general and administrative expense line item of the consolidated statements of operations.
(B)	Includes goodwill of $3.2 million.

For the Year Ended December 31, 2009

	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total
Income and Revenues:
Service fee income	$-	$-	$31,106	$-	$31,106
Interest income – mortgage
loans	130,017	-	-	1,284	131,301
Interest income – mortgage
securities	7,234	16,940	-	(2,518)	21,656
Total	137,251	16,940	31,106	(1,234)	184,063

Costs and Expenses:
Cost of services	-	-	32,221	-	32,221
Interest expense – asset-
backed bonds	21,290	-	-	-	21,290
Provision for credit losses	260,860	-	-	-	260,860
Servicing fees	10,639	-	-	-	10,639
Premiums for mortgage loan
insurance	6,041	137	-	-	6,178
Selling, general and
administrative expense	238	18,702	1,837	-	20,777
Other expenses	1,600	11,749	46	510	13,905
Total	300,668	30,588	34,104	510	365,870

Other income	117	770	-	-	887
Interest expense on trust
preferred securities	-	(1,128)	-	-	(1,128)

Loss before income tax expense	(163,300)	(14,006)	(2,998)	(1,744)	(182,048)
Income tax expense	-	1,108	-	-	1,108
Net loss	(163,300)	(15,114)	(2,998)	(1,744)	(183,156)
Less: Net loss attributable to
noncontrolling interests	-	(1,225)	(829)	-	(2,054)
Net loss attributable to NFI	$(163,300)	$(13,889)	$(2,169)	$(1,744)	$(181,102)

Depreciation and amortization
expense (A)	$-	$438	$431	$-	$869

December 31, 2009:
Total assets	$1,437,059	$26,706	$4,164	$(8,438)	$1,459,491

Additions to long-lived assets	$-	$654	$774	$-	$1,428

(A)	Amounts are included in the cost of services and selling, general and administrative expense line item of the consolidated statements of operations.

Revenues from one customer of the appraisal management segment, approximately $10.6 million, were in excess of 10% of total consolidated revenues for the year ended December 31, 2010. There were no customers with revenues in excess of 10% during the year ended December 31, 2009.

Note 15. Earnings Per Share

The following table presents computations of basic and diluted earnings per share for the years ended December 31, 2010 and 2009 are as follows (dollars in thousands, except per share amounts):

As a result of the convertible participating preferred stock being considered participating securities, earnings per share is calculated under the two-class method, which is discussed in the Earnings per Share accounting guidance. In determining the number of diluted shares outstanding, the guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the year ended December 31, 2010, the two-class method calculation was more dilutive; therefore, earnings per share is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. For the year ended December 31, 2009, as the convertible participating preferred stockholders do not have an obligation to participate in losses, no allocation of undistributed losses was necessary.

	For the Year Ended
	December 31,
	2010	2009
Numerator:
Net income (loss)	$985,654	$(183,156)
Less loss attributable to noncontrolling interests	(1,048)	(2,054)
Dividends on preferred shares	(16,499)	(15,312)
Allocation of undistributed income to convertible participating preferred stock	(162,246)	-
Income (loss) available to common shareholders	$807,957	$(196,414)

Denominator:
Weighted average common shares outstanding – basic and diluted	9,337,207	9,368,053

Basic earnings per share:
Net income (loss)	$105.56	$(19.55)
Less loss attributable to noncontrolling interests	(0.11)	(0.22)
Dividends on preferred shares	(1.77)	(1.64)
Allocation of undistributed income to convertible participating preferred stock	(17.37)	-
Net income (loss) available to common shareholders	$86.53	$(20.97)

Diluted earnings per share:
Net income (loss)	$105.56	$(19.55)
Less loss attributable to noncontrolling interests	(0.11)	(0.22)
Dividends on preferred shares	(1.77)	(1.64)
Allocation of undistributed income to convertible participating preferred stock	(17.37)	-
Net income (loss) available to common shareholders	$86.53	$(20.97)

The following table presents stock options to purchase shares of common stock that were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the effect would be antidilutive (in thousands, except exercise prices):

	For the Year Ended
	December 31,
	2010	2009
Number of stock options (in thousands)	282	114
Weighted average exercise price of stock options	$21.91	$52.98

Note 16. Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2010	2009
Current:
Federal	$(1,038)	$1,192
State and local	(318)	(84)
Total current	(1,356)	1,108

Total income tax (benefit) expense	$(1,356)	$1,108

A reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35% to the Company’s actual income tax expense (benefit) and resulting effective tax rate from continuing operations for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2010	2009
Income tax at statutory rate	$344,871	$(62,998)
State income taxes, net of federal tax benefit	14,734	(3,201)
Valuation allowance	(382,565)	72,119
Interest and penalties	(89)	(218)
Change in state tax rate	10,583	(7,768)
Adjustment to net operating loss	4,271	2,079
Derecognition of securitization trust	8,409	-
Other	(1,570)	1,095
Total income tax (benefit) expense	$(1,356)	$1,108

The 2010 income tax benefit shown above, does not reflect the ($2.0 million) income tax benefit recorded as part of the “Gain on Deconsolidation of Securitization Trusts.” The gain relates to the removal of the income tax payable and uncertain tax position related to the securitization trusts that were derecognized during the year.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows (dollars in thousands):

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Basis difference – investments	$162,675	$389,027
Federal net operating loss carryforwards	113,527	163,280
Allowance for loan losses	440	93,715
State net operating loss carryforwards	15,055	18,719
Excess inclusion income	-	2,291
Other	3,048	9,801
Gross deferred tax asset	294,745	676,833
Valuation allowance	(292,528)	(674,823)
Deferred tax asset	2,217	2,010

Deferred tax liabilities:
Other	2,217	2,010
Deferred tax liability	2,217	2,010

Net deferred tax asset	$-	$-

Based on the evidence available as of December 31, 2010, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance of $292.5 million for deferred tax assets as of December 31, 2010 compared to $674.8 million as of December 31, 2009. This large decrease was mainly attributable to the derecognition of securitization trusts during the year ended December 31, 2010.

As of December 31, 2010, the Company had a federal net operating loss of approximately $324.4 million. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Code, including substantial limitations in the event of an “ownership change” as defined in Section 382 of the Code. If not used, this net operating loss will expire in years 2025 through 2030. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The state net operating loss carryovers may expire as early as 2011 and as late as 2030.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2010 and 2009 was as follows (dollars in thousands):

	2010	2009
Beginning balance	$906	$480
Gross decreases – tax positions in prior period	-	-
Gross increases – tax positions in current period	470	674
Lapse of statute of limitations	(143)	(248)
Other	(267)	-
Ending balance	$966	$906

As of December 31, 2010 and 2009, the total gross amount of unrecognized tax benefits was $1.0 million and $0.9 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits in the amount of $0.1 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in income tax expense was $0.1 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively. Accrued interest and penalties were $0.1 million and $1.9 million as of December 31, 2010 and 2009, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2006 to 2010 remain open to examination for U.S. federal income tax. Tax years 2005 to 2010 remain open for major state tax jurisdictions.

Management believes it has adequately provided for potential tax liabilities that may be assessed for years in which the statute of limitations remains open. However, if there were an assessment of any material liability it may adversely affect the Company’s financial condition and liquidity.

Note 17. Employee Benefit Plans

Eligible employees may save for retirement through pretax contributions in defined contribution plans offered by the Company. Employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. No contributions were made to the plans for the year ended December 31, 2010. There were $0.1 million in contributions made to the plans for the year ended December 31, 2009. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation. There were no contributions made to the plans during the year ended December 31, 2010. For 2009, $0.4 million was contributed to the plan’s participants, all of which came from the plan’s forfeitures account.

The Company maintains a stock compensation plan. As a result of the differential between the exercise price and the current market price of the options outstanding, it is not likely that the stock compensation plan will have a significant impact on the Company’s financial statements and, accordingly, additional information relative to the number of options and related expenses is not included herein.

Note 18. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$12,582	$12,582	$7,104	$7,104
Restricted cash	1,413	1,341	5,342	5,206
Mortgage loans – held-in-portfolio	-	-	1,289,474	1,160,527
Mortgage securities – trading	1,198	1,198	1,087	1,087
Mortgage securities – available-for-sale	4,580	4,580	6,903	6,903
Notes receivable	3,965	3,965	4,920	4,920
Accrued interest receivable	-	-	74,025	74,025
Financial liabilities:
Borrowings:
Asset-backed bonds secured by
mortgage loans	-	-	2,270,602	1,297,980
Asset-backed bonds secured by
mortgage securities	1,198	1,198	968	968
Junior subordinated debentures	78,086	17,988	77,815	6,225
Accrued interest payable	345	345	751	751
Derivative instruments:	-	-	(157)	(157)

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage loans – held-in-portfolio – The fair value of mortgage loans – held-in-portfolio was estimated using the carrying value less a market discount. The internal rate of return is less than what an outside investor would require due to the embedded credit risk, therefore a market discount is required to get to the fair value. The fair value of mortgage loans – held-in-portfolio approximated its carrying value at December 31, 2009.

Mortgage securities- trading – See Note 11 to the consolidated financial statements for fair value method utilized.

Mortgage securities – available-for-sale – See Note 11 to the consolidated financial statements for fair value method utilized.

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

Junior subordinated debentures – As of December 31, 2010, the fair value of junior subordinated debentures is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. As of December 31, 2009, the fair value of junior subordinated debentures is estimated using the price from the repurchase transaction that the Company completed during 2008.

Accrued interest payable – The fair value of accrued interest payable approximates its carrying value.

Derivative instruments – The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate rates.

Note 19. Subsequent Events

Refinancing of Trust Preferred Securities

In an effort to improve the Company’s liquidity position, on March 22, 2011, the Company entered into agreements that cancel the existing $78,125,000 aggregate principal amount of Trust Preferred Securities (the “TruPS”) issued in 2009 by certain statutory trusts formed by a wholly-owned subsidiary, NovaStar Mortgage, Inc. (“NMI”).  NMI issued unsecured junior subordinated notes (the “Junior Subordinated Notes”), to support the payment obligations under the TruPS. The Junior Subordinated Notes were guaranteed by the Company. As a result of the transaction, the Junior Subordinated Notes were cancelled. In place of the TruPS and associated Junior Subordinated Notes, the Company issued to the holders of the TruPS unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”).  The aggregate principal amount of the Senior Notes is $85,937,500, which is a 10% increase in principal over the liquidation value of the TruPS.  The new Senior Notes will accrue interest at a rate of 1% until the earlier to occur of (a) a completed equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”).The Senior Notes mature on March 30, 2033.

The indentures governing the Senior Notes contain negative covenants that, among other things, restrict the Company’s use of cash (including cash payments for distributions to shareholders). At any time that the Senior Notes accrue interest at the Full Rate, and the Company satisfies certain financial covenants, certain negative covenants and restrictions on cash will not apply.

Proposed Recapitalization of Preferred Stock.

As described in the Company’s Form S-4 Registration Statement, as amended (Registration No. 333-171115), filed with the SEC (the “Form S-4”), the Company is proposing to recapitalize the outstanding shares of its Series C Preferred Stock and its Series D1 Preferred Stock. The Series C Preferred Stock is publicly held, and the Series D Preferred Stock is privately held.

Upon the terms and subject to the conditions set forth in the Form S-4, the Company is proposing to exchange, for each outstanding share of Series C Preferred Stock, at the election of the holder, either:
  3 shares of newly-issued Common Stock of the Company, and $2.00 in cash; or
  19 shares of newly-issued Common Stock (the “Series C Offer”).
The elections made by the holders of the Series C Preferred Stock will be subject to allocation and proration procedures intended to ensure that, in the aggregate, 43,823,600 newly-issued shares of Common Stock and $1,623,000 in cash (plus such other cash that is needed to cash out fractional shares) will be issued to the holders of the Series C Preferred Stock. The proposed Series C Offer will not be made unless and until the Form S-4 is declared effective by the SEC and it is subject to other closing conditions, such as the acceptance of the Series C Offer by at least two-thirds of the outstanding shares of Series C Preferred Stock and the requisite affirmative vote of shareholders in support of certain aspects of the recapitalization.

The proposed Series C Offer is part of a larger recapitalization of the Company, whereby the holders of the Company’s Series D1 Preferred Stock have agreed to exchange their stock for an aggregate of 37,161,600 newly-issued shares of Common Stock and $1,377,000 in cash (the “Series D Exchange”). The closing of the Series D Exchange is contingent upon the closing of the Series C Offer by not later than June 30, 2011 and the satisfaction of other conditions.

As of March 18, 2011, the Series C Preferred Stock had an aggregate liquidation preference of $74.8 million and accrued and unpaid dividends of $23.0 million, and the Series D1 Preferred Stock had an aggregate liquidation preference of $52.5 million and accrued and unpaid dividends of $31.5 million. The proposed recapitalization, if effected, would eliminate the Series C Preferred Stock and Series D Preferred Stock and their associated liquidation preferences and dividends.

There are multiple conditions to the closing of the Series C Offer and the Series D Exchange that are beyond our control, and we cannot provide you any assurance that these conditions will be satisfied or that the Series C Offer and the Series D Exchange will close.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NovaStar Financial, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 22, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Corvisa, which the Company acquired on November 4, 2010. At December 31, 2010, and for the year ended December 31, 2010, the amounts subject to the internal control over financial reporting arising from this acquisition represented 9.0% of our consolidated total assets, (2.9%) of our consolidated net assets, 0.1% of our consolidated total revenue, and 0.0% of our consolidated net income. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010 and the outstanding material weakness, mentioned below, was remediated during this period. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that it is reasonably possible that a material misstatement in the company’s annual or interim financial statements and related disclosures will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting other than the remediation of the material weakness discussed above. During the quarter ended December 31, 2010, the Company implemented additional review controls over financial reporting, in particular related to the preparation and review of the financial statements. In addition, certain duties have been transitioned to other members of the department to mitigate control risks. As a result, management believes that the Company has remediated the material weakness for segregation of duties.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Items 401, 405 and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to Items 403 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Item 404 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.11	Articles of Amendment and Restatement of NovaStar Financial, Inc. (including all amendments and applicable Articles Supplementary)
3.1.12	Certificate of Amendment of the Registrant
3.23	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005
3.2.14	Amendment to the Amended and Restated Bylaws of the Registrant
4.15	Specimen Common Stock Certificate
4.26	Specimen Preferred Stock Certificate
4.37	Registration Rights Agreement, dated March 15, 2011, between the Company and W. Lance Anderson
10.18	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken.
10.29	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries
10.310	NovaStar Financial Inc. 2004 Incentive Stock Plan
10.411	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan
10.512	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.613	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.714	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.815	NovaStar Financial, Inc. Executive Bonus Plan
10.916	2005 Compensation Plan for Independent Directors
10.1017	NovaStar Financial, Inc. Long Term Incentive Plan
10.1118	Securities Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC
____________________

1	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed by the Registrant on August 9, 2007 (File No. 001-13533).
2	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on May 26, 2005 (File No. 001-13533).
3	Incorporated by reference to Exhibit 3.3.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005 (File No. 001-13533).
4	Incorporated by reference to Exhibit 3.2.1 to Form 8-K filed by the Registrant with the SEC on March 16, 2009 (File No. 001-13533).
5	Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005 (File No. 001-13533).
6	Incorporated by reference to Exhibit 4.3 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004 (File No. 001-13533).
7	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
8	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008 (File No. 001-13533).
9	Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005 (File No. 001-13533).
10	Incorporated by reference to Exhibit 10.15 to Form S-8 filed by the Registrant with the SEC on June 30, 2004 (Registration No. 333-116998).
11	Incorporated by reference to Exhibit 10.46 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007 (File No. 001-13533).
12	Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
13	Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
14	Incorporated by reference to Exhibit 10.25.3 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
15	Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Registrant with the SEC on March 15, 2007 (File No. 001-13533).
16	Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Registrant with the SEC on February 11, 2005 (File No. 001-13533).
17	Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006 (File No. 001-13533).
18	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).

10.1219	Standby Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC
10.1320	Registration Rights and Shareholders Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC
10.1421	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Scott Hartman
10.1522	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Lance Anderson
10.1623	Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Mike Bamburg
10.1724	Confidential Settlement Term Sheet Agreement, dated March 17, 2008, between American Interbanc Mortgage LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc., NFI Holding Corp., and NovaStar Home Mortgage, Inc. (Complete Agreement Filed Due to Expiration of Confidential Treatment Request)
10.1825	Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (I/B)
10.1926	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.2027	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.2128	Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (II/B)
10.2229	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.2330	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.2431	Securities Purchase Agreement, dated as of April 26, 2009, by and among NovaStar Financial, Inc., Advent Financial Services, LLC and Mark A. Ernst
____________________

19	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
20	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
21	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
22	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
23	Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
24	Incorporated by reference to Exhibit 10.55 to Form 10-Q filed by the Registrant with the SEC on April 27, 2009 (File No. 001-13533).
25	Incorporated by reference to Exhibit 10.56 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
26	Incorporated by reference to Exhibit 10.57 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
27	Incorporated by reference to Exhibit 10.58 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
28	Incorporated by reference to Exhibit 10.59 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
29	Incorporated by reference to Exhibit 10.60 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
30	Incorporated by reference to Exhibit 10.61 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
31	Incorporated by reference to Exhibit 10.62 to Form 8-K filed by the Registrant with the SEC on April 30, 2009 (File No. 001-13533).

10.2532	Release and Settlement Agreement dated as of June 30, 2009 by and between NovaStar Financial, Inc. and EHMD, LLC, EHD Holdings, LLC and EHD Properties, LLC
10.2633	Voting agreement, dated December 10, 2010, between the Company and Howard M. Amster and Barry A. Igdaloff
10.2734	Exchange Agreement, dated December 10, 2010, between the Company and the holders of the Company’s 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share
10.2835	Stock Option Agreement, dated March 15, 2011, between the Company and W. Lance Anderson
10.2936	Exchange Agreement, dated as of March 22, 2011, by and among NovaStar Financial, Inc., NovaStar Capital Trust I/B, NovaStar Capital Trust II/B, Taberna Preferred Funding I, Ltd. and Kodiak CDO I, Ltd.
10.3037	First Amendment to The Second Amended and Restated Trust Agreement, dated as of March 22, 2011, by and among NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware, certain administrative trustees and Taberna Preferred Funding II, Ltd.
10.3138	Series 1 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.3239	Series 2 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.3340	Series 3 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
11.141	Statement Regarding Computation of Per Share Earnings
14.142	NovaStar Financial, Inc. Code of Conduct
21.1	Subsidiaries of the Registrant
23.1	Consents of Deloitte & Touche LLP
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

32	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 1, 2009 (File No. 001-13533).
33	Incorporated by reference to Exhibit (d)(1) to the Schedule TO/13E-3 filed by the Registrant on December 10, 2010 (File No. 005-52325).
34	Incorporated by reference to Exhibit (d)(2) to the Schedule TO/13E-3 filed by the Registrant on December 10, 2010 (File No. 005-52325).
35	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
36	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
37	Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
38	Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
39	Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
40	Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
41	See Note 16 to the consolidated financial statements.
42	Incorporated by reference to Exhibit 14.1 to Form 8-K filed by the Registrant with the SEC on February 14, 2006 (File No. 001-13533).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVASTAR FINANCIAL, INC
(Registrant)

DATE: March 22, 2011	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE: March 22, 2011	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE: March 22, 2011	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE: March 22, 2011	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE: March 22, 2011	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE: March 22, 2011	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE: March 22, 2011	/s/ DONALD M. BERMAN
Donald M. Berman, Director

DATE: March 22, 2011	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE: March 22, 2011	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director