Form 10-Q
period 2011-03-31
NOVASTAR FINANCIAL INC
filed 2011-05-11
CIK 1025953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the Registrant’s Common Stock outstanding on May 11, 2011 was 9,368,053.

NOVASTAR FINANCIAL, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited; dollars in thousands, except share and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$15,592	$12,582
Mortgage securities (includes CDO securities of $1,358 and $1,198, respectively)	5,658	5,778
Notes receivable, net of allowance of $1,047 and $1,047, respectively	3,935	3,965
Service fee receivable, net of allowance of $210 and $42, respectively	2,146	1,924
Other current assets (includes CDO other assets of $276 and $299, respectively)	5,850	3,291

Total current assets	33,181	27,540
Non-Current Assets
Property and equipment, net of depreciation	4,235	4,821
Goodwill	3,170	3,170
Other assets	2,009	2,330

Total non-current assets	9,414	10,321

Total assets	$42,595	$37,861

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current Liabilities
Accounts payable	$5,108	$4,590
Accrued expenses (includes CDO other liabilities of $276 and $0, respectively)	6,995	5,883
Dividends payable	55,191	50,900
Other current liabilities (includes CDO debt of $1,358 and $1,497, respectively)	2,971	2,103

Total current liabilities	70,265	63,476
Non-Current Liabilities
Junior subordinated debentures	—	78,086
Senior debentures	78,149	—
Other liabilities	2,870	2,842

Total non-current liabilities	81,019	80,928

Total liabilities	151,284	144,404
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Capital stock, $0.01 par value per share, 50,000,000 shares authorized:
Redeemable preferred stock, $25 liquidating preference per share ($74,750 in total); 2,990,000 shares, issued and outstanding	30	30
Convertible participating preferred stock, $25 liquidating preference per share ($52,500 in total); 2,100,000 shares, issued and outstanding	21	21
Common stock, 9,368,053 shares issued and outstanding	94	94
Additional paid-in capital	787,234	787,363
Accumulated deficit	(900,702)	(898,195)
Accumulated other comprehensive income	4,238	4,411

Total NovaStar Financial, Inc. (“NFI”) shareholders’ deficit	(109,085)	(106,276)
Noncontrolling interests	396	(267)

Total shareholders’ deficit	(108,689)	(106,543)
Total liabilities and shareholders’ deficit	$42,595	$37,861

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited; dollars in thousands, except per share amounts)

Income and Revenues:
Service fee income	$24,669	$9,647
Interest income — mortgage loans	—	10,848
Interest income — mortgage securities	3,018	2,108

Total	27,687	22,603
Costs and Expenses:
Cost of services	18,895	9,069
Interest expense — asset-backed bonds	—	1,416
Provision for credit losses	—	17,433
Servicing fees	—	731
Premiums for mortgage loan insurance	—	308
Selling, general and administrative expense	5,533	5,544
Gain on derecognition of securitization trusts	—	(993,131)
Other expense (income)	734	(573)

Total	25,162	(959,203)
Other income	91	794
Interest expense	(312)	(324)

Income before income tax expense	2,304	982,276
Income tax expense	31	412

Net income	2,273	981,864
Less: Net income (loss) attributable to noncontrolling interests	490	(561)

Net income attributable to NFI	$1,783	$982,425

Earnings (Loss) Per Share attributable to NFI:
Basic	$(0.27)	$87.27

Diluted	$(0.27)	$87.27

Weighted average basic shares outstanding	9,338,512	9,337,207

Weighted average diluted shares outstanding	9,338,512	9,337,207

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Total NFI Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Interest	Deficit
	(Unaudited; dollars in thousands)

Balance, January 1, 2011	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	146	—	—	—	146
Accumulating dividends on preferred stock	—	—	—	—	(4,290)	—	—	(4,290)
Distributions to noncontrolling interests	—	—	—	—	—	—	(102)	(102)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Comprehensive income:
Net income	—	—	—	—	1,783	—	490	2,273
Other comprehensive income	—	—	—	—	—	(173)	—	(173)

Total comprehensive income	—	—	—	—	—	—	—	2,100

Balance, March 31, 2011	$30	$21	$94	$787,234	$(900,702)	$4,238	$396	$(108,689)

	Total NFI Shareholders’ Deficit
		Convertible				Accumulated
	Redeemable	Participating		Additional		Other			Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Comprehensive		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Deficit	Income	Other	Interest	Deficit
	(Unaudited; dollars in thousands)

Balance, January 1, 2010	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of founder’s notes receivable	—	—	—	—	—	—	18	—	18
Compensation recognized under stock compensation plans	—	—	—	114	—	—	—	—	114
Accumulating dividends on preferred stock	—	—	—	—	(3,975)	—	—	—	(3,975)
Other	—	—	—	—	—	—	—	2	2
Comprehensive income:
Net income (loss)	—	—	—	—	982,425	—	—	(561)	981,864
Other comprehensive income	—	—	—	—	—	1,105	—	—	1,105

Total comprehensive income	—	—	—	—	—	—	—	—	982,969

Balance, March 31, 2010	$30	$21	$94	$787,103	$(889,948)	$6,216	$(52)	$(888)	$(97,424)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited; dollars in thousands)

Cash flows from operating activities:
Net income	$2,273	$981,864
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of mortgage securities	(602)	(705)
Provision for bad debt on notes receivable	—	452
Amortization of premiums on mortgage loans	—	430
Amortization of deferred debt issuance costs and senior debentures discount	63	448
Provision for credit losses	—	17,433
Fair value adjustments of trading securities and CDO debt	(266)	(180)
Gain on derecognition of securitization trusts	—	(993,131)
Gains on derivative instruments	—	(26)
Loss on disposal of fixed assets	234	6
Forgiveness of founders’ promissory notes	—	18
Compensation recognized under stock compensation plans	146	114
Depreciation expense	500	188
Changes in:
Accrued interest receivable	—	1,300
Service Fee Receivable	(222)	(1,056)
Other assets and other liabilities, net	(1,334)	3,015
Due to servicer	—	(5,080)
Accounts payable and other liabilities	1,630	1,286

Net cash provided by operating activities	2,422	6,376
Cash flows from investing activities:
Proceeds from paydowns of mortgage securities — available-for-sale	594	1,569
Proceeds from paydowns of mortgage securities — trading	—	227
Proceeds from repayments of mortgage loans held-in-portfolio	—	15,041
Proceeds from sales of assets acquired through foreclosure	—	15,154
Restricted cash, net	215	3,441
Proceeds from paydowns of notes receivable	30	426
Issuance of notes receivable	—	(706)
Purchases of property and equipment	(149)	(2)

Net cash provided by investing activities	690	35,150
Cash flows from financing activities:
Payments on asset-backed bonds	—	(35,341)
Distributions to noncontrolling interests	(102)	—
Other	—	(45)

Net cash used in financing activities	(102)	(35,386)

Net increase in cash and cash equivalents	3,010	6,140
Cash and cash equivalents, beginning of period	12,582	7,104

Cash and cash equivalents, end of period	$15,592	$13,244

See notes to condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

	For the Three Months
	Ended March 31,
	2011	2010
	(Unaudited; dollars in thousands)

Cash paid for interest	$653	$2,577
Cash paid for income taxes	—	256
Cash received on mortgage securities — available-for-sale with no cost basis	2,417	1,403
Non-cash investing and financing activities:
Assets acquired through foreclosure	—	6,283
Preferred stock dividends accrued, not yet paid	4,290	3,975
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans — held-in-portfolio, net of allowance	—	1,250,287
Accrued interest receivable	—	72,725
Real estate owned	—	55,309
Asset-backed bonds secured by mortgage loans	—	2,235,629
Due to servicer	—	131,772
Other liabilities	—	4,047

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2011 (Unaudited)

Note 1.	Financial Statement Presentation

Description of Operations — NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) own 88% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks’ business is generated from the management of the appraisal process for its customers. Most of the fee is passed through to independent residential appraisers. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

The Company owns 78% of Advent Financial Services LLC (“Advent”). The Company originally purchased 70% of Advent; the additional 8% was acquired subsequently from noncontrolling interest holders. Advent, along with its distribution partners, provides financial settlement services, mainly through income tax preparation businesses, and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but it acts as an intermediary for banking products on behalf of other banking institutions.

A primary distribution channel of Advent’s bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars loaded to a banking account offered through Advent (developed on a prepaid debit card platform). Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions for services related to the use of the funds loaded to Advent-offered banking accounts.

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

During January of 2010, events occurred that required the Company to reconsider the accounting for three consolidated loan trusts — NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the year ended December 31, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 4 to the condensed consolidated financial statements. The Company’s collateralized debt obligation (“CDO”) is the only trust that is consolidated in the financial statements as of March 31, 2011 and December 31, 2010.

Financial Statement Presentation — The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, notes receivable, goodwill, CDO debt and in estimating appropriate accrual rates on mortgage securities — available-for-sale to recognize interest income. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.5 million and $0.2 million for the settlement of credit card transactions are included in cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company’s condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Business Plan and Liquidity — Management is developing its operating entities by increasing market share and introducing new products and distribution channels and is exploring additional investments in operating companies.

The Company had $15.6 million in cash and cash equivalents as of March 31, 2011, which was an increase of $3.0 million from December 31, 2010. In addition to the Company’s operating expenses, the Company has quarterly interest payments due on its senior debentures. The Company’s current projections indicate sufficient available cash and cash flows from StreetLinks and its mortgage securities to meet these payment needs.

The Company continues its strategy of developing StreetLinks and significantly increasing its order volume. For the three months ended March 31, 2011, StreetLinks had revenues of $18.9 million as compared to $9.6 million for the three months ended March 31, 2010. StreetLinks had significant growth during 2010 and the first quarter of 2011 as new customers were added. Infrastructure changes and added efficiencies gained through automation have decreased expenses relative to the increased production.

During the first quarter of 2011, the Company received $3.0 million in cash on our mortgage securities portfolio, compared to $2.8 million during the first quarter of 2010. During the first quarter of 2011, the Company used cash to pay for corporate and administrative costs and made a distribution to the noncontrolling interests of StreetLinks of $0.1 million.

For the three months ended March 31, 2011, Advent had revenues of $5.8 million but had minimal activity for the same period in 2010 as it was in the start-up phase.

As of March 31, 2011, the Company had a working capital deficiency of $37.1 million. This was mainly attributable to dividends payable of $55.2 million being classified as a current liability, although the Company does not expect to pay the dividends due to management’s effort to conserve cash. The accrued and unpaid dividends would be eliminated through the proposed recapitalization of the 8.90% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) and the 9.00% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share (the “Series D1 Preferred Stock”). See Note 18 to the condensed consolidated financial statements for further details.

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has a significant deficit in shareholders’ equity. Management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

Note 2.	New Accounting Pronouncements

In April 2011, the FASB issued A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.

Note 3.	Business Combinations

On November 4, 2010, StreetLinks completed the acquisition of 51% of Corvisa LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business. The purchase price was comprised of $1.5 million of cash, plus contingent consideration related to an earn-out opportunity based on future net income. The amount of the future payments that the Company could be required to make under the earn-out opportunity is $0.6 million, with the understanding that the targets must be achieved by December 31, 2012. The purchase price for the Corvisa acquisition has been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered significant. The Company’s financial statements include the results of operation of Corvisa from the date of acquisition. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the consolidated statements of operations, and were not material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for the year ended December 31, 2010 follows (dollars in thousands):

Total

Assets:
Cash	$107
Other current assets	50
Property and equipment, net	3,465
Liabilities:
Accounts payable	(131)
Accrued expenses	(34)
Other noncurrent liabilities	(459)
Noncontrolling interests	(1,498)

Total cash consideration	$1,500

Note 4.	Derecognition of Securitization Trusts

During January of 2010, events occurred that required the Company to reconsider the accounting for three consolidated loan trusts — NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1.

During the first quarter of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts. No bids were received for the bonds, which prompted a reconsideration of the Company’s conclusion with respect to the trusts’ consolidation. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the NHEL 2006-1 and NHEL 2006-MTA1 trusts during the three month period ended March 31, 2011.

During January of 2010, the final derivative of the NHEL 2007-1 loan securitization trust expired. The expiration of this derivative is a reconsideration event. As all requirements for derecognition have been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the 2007-1 securitization trust during the three month period ended March 31, 2011.

The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition, the Company recorded significant allowances for these losses. These losses created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our consolidated financial statements. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The assets and liabilities of the securitization trusts and the resulting gain recognized upon derecognition consisted of the following at the time of the reconsideration event (dollars in thousands):

Total

Assets:
Mortgage loans — held-in-portfolio	$1,953,188
Allowance for loan losses	(702,901)
Accrued interest receivable	72,725
Real estate owned	55,309

Total assets	1,378,321
Liabilities:
Asset-backed bonds secured by mortgage loans	2,235,633
Due to servicer	131,772
Other liabilities	4,047

Total liabilities	2,371,452
Gain on derecognition of securitization trusts	$993,131

Note 5.	Securitization Transactions

Prior to the derecognition, mortgage loans held-in-portfolio consisted of loans that the Company had securitized in structures that were accounted for as financings. These securitizations were structured legally as sales, but for accounting purposes were treated as financings under the “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” guidance. See below for details of the Company’s securitization transactions that were structured as financings.

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

Accordingly, the loans in these securitizations remained on the balance sheet as “Mortgage loans — held-in-portfolio” through January 2010. Given this treatment, retained interests were not created, and securitization bond financing were reflected on the balance sheet as a liability. The Company recorded interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds were amortized on a level yield basis over the estimated life of the bonds.

Activity in the allowance for credit losses on mortgage loans — held-in-portfolio is as follows for the three months ended March 31, 2010 (dollars in thousands):

For the Three
Months Ended
March 31, 2010

Balance, beginning of period	$712,614
Provision for credit losses	17,433
Charge-offs, net of recoveries	(27,146)
Derecognition of the securitization trusts	(702,901)

Balance, end of period	$—

In accordance with consolidation guidance effective January 1, 2010, an entity is deemed to have a controlling financial interest and is the primary beneficiary of a variable interest entity (“VIE”) if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. As a result of this change in accounting, the Company was required to re-assess all VIEs as of January 1, 2010 to determine if they should be consolidated. Based on the Company’s assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company’s VIEs, on an ongoing basis; thus the Company’s assessments may therefore change and could result in a material impact to the Company’s financial statements during subsequent reporting periods.

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs that the Company has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present the Company’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Company holds a variable interest as of March 31, 2011 and December 31, 2010. The Company’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless.

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

Mortgage Loan VIEs.  The Company initially consolidated securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by the previous FASB guidance. The NHEL 2006-1 and NHEL 2006-MTA1 securitizations at inception did not meet the criteria necessary for derecognition under the previous FASB guidance and related interpretations because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company, had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions’ economics, the original accounting conclusion remained the same. During January 2010, certain events occurred that required the Company to reconsider the accounting for these mortgage loan VIEs. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts and these mortgage loan VIEs are now considered securitization transactions. See Note 4 to the condensed consolidated financial statements for further details.

At inception, the NHEL 2007-1 securitization did not meet the qualifying special purpose entity criteria necessary for derecognition under the previous FASB guidance and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. During January 2010, certain events occurred that required the Company to reconsider the accounting for this mortgage loan VIE. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trust and this mortgage loan VIE is now considered a securitization transaction. See Note 4 to the condensed consolidated financial statements for further details.

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

Collateralized Debt Obligations (“CDO”).  The collateral for the Company’s CDO transaction consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. The Company serves as the CDO’s asset manager. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under the accounting guidance. This securitization did not meet the qualifying special purpose entity criteria under the accounting guidance. Accordingly, the securities remain on the Company’s balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. In accordance with Consolidation accounting guidance, the Company is required to re-assess during each quarterly period and the Company determined that it should continue to be consolidated. The Company is not the primary beneficiary in this transaction.

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

The table below provides the disclosure information required for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany Eliminations		Liabilities After Intercompany	Recourse to the
Consolidated VIEs	Total Assets	Unrestricted	Restricted(A)	Eliminations	Company(B)

March 31, 2011
CDO(C)	$1,634	$—	$1,634	$1,634	$—
December 31, 2010
CDO(C)	1,499	—	1,497	1,497	—

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.

(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.

(C)	Assets are primarily recorded in Mortgage securities and liabilities are recorded in Other current liabilities.

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

		Assets on	Liabilities	Maximum	Year to	Year to
	Size/Principal	Balance	on Balance	Exposure to	Date Loss	Date Cash
	Outstanding(A)	Sheet(B)	Sheet	Loss(C)	on Sale	Flows

March 31, 2011	$6,962,826	$4,300	$—	$4,300	$—	$2,752
December 31, 2010	$7,189,121	$4,580	$—	$4,580	$—	$2,838	(D)

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in Mortgage securities.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

(D)	For the three months ended March 31, 2010.

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

The following table presents information on retained interests held by the Company as of March 31, 2011 arising from the Company’s residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$4,300
Weighted average life (in years)	2.41
Weighted average prepayment speed assumption (CPR) (percent)	13.6
Fair value after a 10% increase in prepayment speed	$4,300
Fair value after a 25% increase in prepayment speed	$4,157
Weighted average expected annual credit losses (percent of current collateral balance)	5.2
Fair value after a 10% increase in annual credit losses	$4,225
Fair value after a 25% increase in annual credit losses	$4,082
Weighted average residual cash flows discount rate (percent)	25.0%
Fair value after a 500 basis point increase in discount rate	$4,169
Fair value after a 1000 basis point increase in discount rate	$4,043
Market interest rates:
Fair value after a 100 basis point increase in market rates	$2,915
Fair value after a 200 basis point increase in market rates	$1,732

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

Note 6.	Mortgage Securities

Mortgage securities consist of securities classified as available-for-sale and trading as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

Mortgage securities — available-for-sale	$4,300	$4,580
Mortgage securities — trading	1,358	1,198

Total mortgage securities	$5,658	$5,778

As of March 31, 2011 and December 31, 2010, mortgage securities — available-for-sale consisted entirely of the Company’s investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities, which were designated as trading. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. Management estimates the fair value of the residual securities by discounting the expected future cash flows of the collateral and bonds.

The following table presents certain information on the Company’s portfolio of mortgage securities — available-for-sale as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		Unrealized	Estimated	Average
	Cost Basis	Gain	Fair Value	Yield(A)

As of March 31, 2011	$62	$4,238	$4,300	471.6%
As of December 31, 2010	169	4,411	4,580	483.2

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders’ deficit.

There were no other-than-temporary impairments relating to mortgage securities — available-for-sale for the three months ended March 31, 2011 and 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

As of March 31, 2011 and December 31, 2010, mortgage securities — trading consisted of the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1, and NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Refer to Note 11 for a description of the valuation methods as of March 31, 2011 and December 31, 2010.

The following table summarizes the Company’s mortgage securities — trading as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		Amortized		Average
	Original Face	Cost Basis	Fair Value	Yield(A)

As of March 31, 2011
Subordinated securities pledged to CDO	$369,507	$57,313	$1,358
Other subordinated securities	215,280	—	—

Total	$584,787	$57,313	$1,358	1.86%

As of December 31, 2010
Subordinated securities pledged to CDO	$369,507	$73,900	$1,198
Other subordinated securities	215,280	—	—

Total	$584,787	$73,900	$1,198	1.96%

(A)	Calculated from the ending fair value of the securities.

The Company recognized a nominal amount of net trading gains for the three months ended March 31, 2011 and net trading losses of $0.3 million for the three months ended March 31, 2010. These amounts are included in the other expense line on the Company’s condensed consolidated statements of operations.

Note 7.	Notes Receivable and Allowance for Doubtful Accounts

The Company has made loans to independent entities who have used the proceeds to finance current and on-going operations. Notes receivable are considered delinquent, based on current information and events, if it is probable that we will be unable to collect all amounts due that are contractually obligated. The Company determines the required allowance for doubtful accounts using information such as the borrower’s financial condition and economic trends and conditions. Recognition of income is suspended and the loan is placed on non-accrual status when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded against the receivable and then to any unrecognized income.

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the three months ended March 31, 2011 or 2010. Due to the low number of notes receivable, the Company evaluates each note individually for collectability. As a result of this review, there were no additional provisions made for credit losses for the three months ended March 31, 2011 and $0.5 million during the three months ended March 31, 2010. As the Company only has a minimal number of notes receivable and the notes are due from companies, the Company does not analyze its notes receivable by class or by credit quality indicator.

The Company has a note receivable due from an entity with which we are currently in litigation. The balance of this note receivable was $4.4 million as of March 31, 2011 and December 31, 2010. This note receivable could become completely impaired dependent upon the outcome of the litigation and the financial means of the entity to repay the note.

For the remaining notes receivable outstanding as of March 31, 2011, $0.5 million of notes receivable was current and $0.1 million was 90 days or more past due and still accruing. As of December 31, 2010, the remaining $0.6 million of notes receivable was 90 days or more past due and still accruing.

Activity in the allowance for credit losses on notes receivable is as follows for the three months ended March 31, 2011 and 2010, respectively (dollars in thousands):

	March 31, 2011	March 31, 2010

Balance, beginning of period	$1,047	$300
Provision for credit losses	—	452
Charge-offs	—	(9)

Balance, end of period	$1,047	$743

The Company had no modifications of notes receivable agreements for the three months ended March 31, 2011 or 2010.

Note 8.	Borrowings

Senior Debentures

In an effort to improve the Company’s liquidity position, on March 22, 2011, the Company entered into agreements that canceled then existing $78.1 million aggregate principal amount of junior subordinated notes (the “Junior Subordinated Notes”). The Junior Subordinated Notes were replaced by unsecured senior notes pursuant to three indentures (collectively, the “Senior Debentures”). The aggregate principal amount of the Senior Debentures is $85.9 million, which is a 10% increase over the principal of the Junior Subordinated Notes. The Senior Debentures accrue interest at a rate of 1% until the earlier of (a) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). The Senior Notes mature on March 30, 2033. The indentures governing the Senior Debentures contain negative covenants that, among other things, restrict the Company’s use of cash including distributions to shareholders. At any time that the Senior Debentures accrue interest at the Full Rate and the Company satisfies certain financial covenants the negative covenants and restrictions on cash will not apply.

For accounting purposes the debt exchange transactions were considered a modification of a debt instrument as opposed to an extinguishment and new debt. Therefore, the principal amount of the debt will be accreted up to the new principal balance of $85.9 million using the effective interest method.

Junior Subordinated Debentures

Prior to March 22, 2011, NFI’s wholly-owned subsidiary NovaStar Mortgage, Inc. (“NMI”) had approximately $78.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secure trust preferred securities issued by the Trusts. $50.0 million of the principal amount matures in March 2035 and the remaining $28.1 million matures in June 2036. NFI has guaranteed NMI’s obligations under the Notes. The Notes required quarterly distributions of interest to the holders at a rate equal to 1.0% per annum. As discussed above, the Junior Subordinated Debentures were exchanged for Senior Notes and the Trusts were dissolved.

Note 9.	Commitments and Contingencies

The Company entered into an agreement that requires it to pay a vendor a minimum of $0.3 million during the first quarter of 2012 if certain services are provided by the vendor.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters’ Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff’s claims, which the Court granted, with leave to amend, on March 31, 2011. The Company cannot provide an estimate of the range of any loss. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

Note 10.	Comprehensive Income

The following is a rollforward of comprehensive income for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010

Net income	$2,273	$981,864
Other comprehensive (loss) income:
Change in unrealized gain (loss) on mortgage securities — available-for-sale	(173)	1,105

Other comprehensive income (loss)	(173)	1,105

Total comprehensive income	2,100	982,969

Comprehensive (income) loss attributable to noncontrolling interests	(490)	561

Total comprehensive income attributable to NFI(A)	$1,610	$983,530

(A)	Due to the valuation allowance the Company has recorded on deferred income taxes, there is no net income tax expense recorded against other comprehensive income (loss).

Note 11.	Fair Value Accounting

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

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Instruments whose significant value drivers are unobservable.

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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value at	Identical Assets	Observable Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Mortgage securities — trading	$1,358	$—	$—	$1,358
Mortgage securities — available-for-sale	4,300	—	—	4,300

Total assets	$5,658	$—	$—	$5,658

Liabilities:
Asset-backed bonds secured by mortgage securities	$1,358	$—	$—	$1,358
Contingent consideration(A)	450			450

Total liabilities	$1,808	$—	$—	$1,808

(A)	The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Corvisa that is contingent and based upon certain future earnings targets. The company estimated the fair value using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value at	Identical Assets	Observable Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Mortgage securities — trading	$1,198	$—	$—	$1,198
Mortgage securities — available-for-sale	4,580	—	—	4,580

Total assets	$5,778	$—	$—	$5,778

Liabilities:
Asset-backed bonds secured by mortgage securities	$1,198	$—	$—	$1,198
Contingent consideration(A)	450	—	—	450

Total liabilities	$1,648	$—	$—	$1,648

(A)	The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Corvisa that is contingent and based upon certain future earnings targets. The company estimated the fair value using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital.

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities — trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 (dollars in thousands):

			Estimated Fair
			Value of Mortgage
	Cost Basis	Unrealized Loss	Securities

As of December 31, 2010	$73,900	$(72,702)	$1,198
Increases (decreases) to mortgage securities — trading
Accretion of income	375	—	375
Proceeds from paydowns of securities	(259)	—	(259)
Other than temporary impairments	(16,703)	16,703	—
Mark-to-market value adjustment	—	44	44

Net (decrease) increase to mortgage securities — trading	(16,587)	16,747	160

As of March 31, 2011	$57,313	$(55,955)	$1,358

			Estimated Fair
			Value of Mortgage
	Cost Basis	Unrealized Loss	Securities

As of December 31, 2009	$104,013	$(102,926)	$1,087
Increases (decreases) to mortgage securities — trading
Accretion of income	278	—	278
Proceeds from paydowns of securities	(227)	—	(227)
Other than temporary impairments	(15,876)	15,876	—
Mark-to-market value adjustment	—	(354)	(354)

Net (decrease) increase to mortgage securities — trading	(15,825)	15,522	(303)

As of March 31, 2010	$88,188	(87,404)	784

The following tables provide a reconciliation of the beginning and ending balances for the Company’s mortgage securities — available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 (dollars in thousands):

			Estimated Fair
			Value of Mortgage
	Cost Basis	Unrealized Gain	Securities

As of December 31, 2010	$169	$4,411	$4,580
Increases (decreases) to mortgage securities — available-for-sale
Accretion of income(A)	227	—	227
Proceeds from paydowns of securities(A) (B)	(334)	—	(334)
Mark-to-market value adjustment	—	(173)	(173)

Net (decrease) increase to mortgage securities — available-for-sale	(107)	(173)	(280)

As of March 31, 2011	$62	$4,238	$4,300

(A)	Cash received on mortgage securities with no cost basis was $2.4 million for the three months ended March 31, 2011.

(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2011, the Company had no receivables from securitization trusts.

			Estimated Fair
			Value of Mortgage
	Cost Basis	Unrealized Gain	Securities

As of December 31, 2009	$1,794	$5,109	$6,903
Increases (decreases) to mortgage securities — available-for-sale
Accretion of income(A)	427	—	427
Proceeds from paydowns of securities(A) (B)	(1,569)	—	(1,569)
Mark-to-market value adjustment	—	1,105	1,105

Net (decrease) increase to mortgage securities — available-for-sale	(1,142)	1,105	(37)

As of March 31, 2010	$652	$6,214	$6,866

(A)	Cash received on mortgage securities with no cost basis was $1.4 million for the three months ended March 31, 2010.

(B)	For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of March 31, 2010, the Company had no receivable due from securitization trusts.

The following table provides a summary of the impact to earnings for the three months ended March 31, 2011 and 2010 from the Company’s assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments
	Fair Value	For the Three Months
Asset or Liability Measured at	Measurement	Ended March 31,		Statement of Operation Line
Fair Value	Frequency	2011	2010	Item Impacted

Mortgage securities — trading	Recurring	$44	$(354)	Other income (expense)
Mortgage securities — available-for-sale	Recurring	—	—	Other income (expense)
Real estate owned(A)	Nonrecurring	—	(178)	Provision for credit losses
Derivative instruments, net	Recurring	—	157	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	222	534	Other income (expense)

Total fair value losses		$266	$159

(A)	The Company did not hold any Real Estate Owned as of March 31, 2011.

Valuation Methods

Mortgage securities — trading.  Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. The Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3.

Mortgage securities — available-for-sale.  Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses the discount rate methodology for determining the fair value of its residual securities. The fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

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

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for asset-backed bonds issued from the CDO to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities” line item on the condensed consolidated balance sheets. The Company recognized fair value adjustments of $0.2 million and $0.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively, which is included in the “Other expenses” line item on the condensed consolidated statements of operations. Substantially all of the change in fair value of the asset-backed bonds during the three months ended March 31, 2011 and 2010 is considered to be related to specific credit risk as all of the bonds are floating rate.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	Unpaid Principal	Year to Date Gain
Unpaid Principal Balance as of	Balance	Recognized		Fair Value

March 31, 2011	$324,841	$222		$1,358
December 31, 2010	324,662	534	(A)	1,198

(A)	For the Three Months Ended March 31, 2010.

Note 12.	Property and Equipment, Net

All of the Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are leasehold improvements, lesser of 5 years or remaining lease term, furniture and fixtures, 5 years, office and computer equipment, 3 to 5 years and software, 3 years. Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $0.5 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

The following table shows the Company’s property and equipment, net as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010

Furniture, fixtures and office equipment	$832	$803
Hardware and computer equipment	2,174	2,148
Software	5,480	5,794
Leasehold improvements	258	258

Less: Accumulated depreciation and amortization	(4,509)	(4,182)

	$4,235	$4,821

Note 13.	Goodwill

As of March 31, 2011 and December 31, 2010, goodwill totaled $3.2 million and was included in the Appraisal management reporting unit.

There was no goodwill activity for the three months ended March 31, 2011 and 2010. For tax purposes, the goodwill is included in the Company’s basis in its investment in Streetlinks as it is a limited liability company. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investment in StreetLinks.

Note 14.	Income Taxes

Based on the evidence available as of March 31, 2011 and December 31, 2010, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance against its entire net deferred tax assets as of March 31, 2011 and December 31, 2010. The Company’s effective tax rate is close to 0% due to the valuation allowance recorded against the deferred tax assets.

The Company recognizes tax benefits in accordance with the Accounting for Uncertainty in Income Taxes guidance. This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. As of March 31, 2011 and December 31, 2010, the total gross amount of unrecognized tax benefits was $1.0 million.

Note 15.	Segment Reporting

The Company reviews, manages and operates its business in three segments: corporate, appraisal management and financial intermediary. Corporate operating results include income generated from mortgage securities retained from securitizations, the results of the Company’s CDO and corporate general and administrative expenses. Appraisal management operations include the service fee income and related expenses from the Company’s majority-owned subsidiaries StreetLinks and Corvisa. The financial intermediary segment consists of the financial settlement service fee income and related expenses from Advent. This segment had significant operations during the three months ended March 31, 2011, and therefore is now managed as its own segment. Operations of Advent had been included in the Corporate segment information in the same period in 2010 as it was in its start-up phase and its operating activities were minimal. The Securitization trusts segment is no longer its own segment due to the derecognition of the securitization trusts which occurred in January 2010, see Note 4 to the condensed consolidated financial statements for further details.

Following is a summary of the operating results of the Company’s segments for the three months ended March 31, 2011 (dollars in thousands):

For the Three Months Ended March 31, 2011

		Appraisal	Financial
	Corporate	Management	Intermediary	Eliminations	Total

Income and Revenues:
Service fee income	$—	$18,886	$5,783	$—	$24,669
Interest income — mortgage securities	3,018	—	—	—	3,018

Total	3,018	18,886	5,783	—	27,687
Costs and Expenses:
Cost of services	—	16,694	2,201	—	18,895
Selling, general and administrative expense	3,713	1,521	791	(492)	5,533
Other expenses (income)	360	30	204	140	734

Total	4,073	18,245	3,196	(352)	25,162
Other income	433	10	—	(352)	91
Interest expense	(312)	—	—	—	(312)

Income (loss) before income tax expense	(934)	651	2,587	—	2,304
Income tax expense	31	—	—	—	31

Net income (loss)	(965)	651	2,587	—	2,273
Less: Net income (loss) attributable to noncontrolling interests	—	(183)	673	—	490

Net income (loss) attributable to NFI	$(965)	$834	$1,914	$—	$1,783

Depreciation and amortization expense(A)	$43	$422	$35	$—	$500

Additions to long-lived assets	$16	$129	$4	$—	$149

March 31, 2011:
Total assets(B)	$26,267	$15,001	$3,318	$(1,991)	$42,595

(A)	Amounts are included in the cost of services and selling, general and administrative expense line item of the consolidated statements of operations.

(B)	Appraisal management segment includes goodwill of $3.2 million.

As of March 31, 2010, the Company reviewed, managed and operated its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts’ operating results are driven from the income generated on the on-balance sheet securitizations less associated costs.

The following is a summary of the operating results of the Company’s segments for the three months ended March 31, 2010 (dollars in thousands):

For the Three Months Ended March 31, 2010

	Securitization		Appraisal
	Trusts	Corporate	Management	Eliminations	Total

Income and Revenues:
Service fee income	$—	$—	$9,647	$—	$9,647
Interest income — mortgage loans	10,681	—	—	167	10,848
Interest income — mortgage securities	246	1,862	—	—	2,108

Total	10,927	1,862	9,647	167	22,603
Costs and Expenses:
Cost of services	—	—	9,069	—	9,069
Interest expense — asset-backed bonds	1,416	—	—	—	1,416
Provision for credit losses	17,433	—	—	—	17,433
Servicing fees	731	—	—	—	731
Premiums for mortgage loan insurance	297	11	—	—	308
Selling, general and administrative expense	14	4,756	774	—	5,544
Gain on derecognition of securitization trusts	(993,131)	—	—	—	(993,131)
Other expenses (income)	560	(1,222)	19	70	(573)

Total	(972,680)	3,545	9,862	70	(959,203)
Other income	—	794	—	—	794
Interest expense	—	(324)	—	—	(324)

Income (loss) before income tax expense	983,607	(1,213)	(215)	97	982,276
Income tax expense	—	412	—	—	412

Net income (loss)	983,607	(1,625)	(215)	97	981,864
Less: Net loss attributable to noncontrolling interests	—	(535)	(26)	—	(561)

Net income (loss) attributable to NFI	$983,607	$(1,090)	$(189)	$97	$982,425

Depreciation and amortization expense(A)	$—	$72	$116	$—	$188

Additions to long-lived assets	$—	$2	$—	$—	$2

December 31, 2010:
Total assets(B)	$1,497	$30,144	$13,781	$(7,561)	$37,861

(A)	Amounts are included in the cost of services and selling, general and administrative expense line item of the consolidated statements of operations.

(B)	Appraisal management segment includes goodwill of $3.2 million.

Note 16.	Earnings per Share

As a result of the convertible participating preferred stock being considered participating securities, the earnings per share information below is calculated under the two-class method, which is discussed in the Earnings per Share accounting guidance. In determining the number of diluted shares outstanding, the guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the three months ended March 31, 2011 and 2010, respectively, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. As the convertible participating preferred stockholders do not have an obligation to participate in losses, no allocation of undistributed losses was necessary for the three months ended March 31, 2011.

The computations of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (dollars in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,
	2011	2010

Numerator:
Net income	$2,273	$981,864
Less income (loss) attributable to noncontrolling interests	490	(561)
Dividends on preferred shares	(4,290)	(3,975)
Allocation of undistributed income to convertible participating preferred stock	—	(163,625)

Income (loss) available to common shareholders	$(2,507)	$814,825

Denominator:
Weighted average common shares outstanding — basic	9,338,512	9,337,207

Weighted average common shares outstanding — dilutive:
Weighted average common shares outstanding — basic	9,338,512	9,337,207
Stock options	—	—

Weighted average common shares outstanding — dilutive	9,338,512	9,337,207

Basic earnings per share:
Net income	$0.24	$105.16
Less income (loss) attributable to noncontrolling interests	0.05	(0.06)
Dividends on preferred shares	(0.46)	(0.43)
Allocation of undistributed income to convertible participating preferred stock	—	(17.52)

Net income (loss) available to common shareholders	$(0.27)	$87.27

Diluted earnings per share:
Net income	$0.24	$105.16
Less income (loss) attributable to noncontrolling interests	0.05	(0.06)
Dividends on preferred shares	(0.46)	(0.43)
Allocation of undistributed income to convertible participating preferred stock	—	(17.52)

Net income (loss) available to common shareholders	$(0.27)	$87.27

The following weighted-average stock options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings (loss) per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive (in thousands, except exercise prices):

	For the Three Months
	Ended March 31,
	2011	2010

Number of stock options (in thousands)	368	277
Weighted average exercise price of stock options	$16.89	$22.22

The Company granted 0.4 million options to purchase shares of common stock at a grant price of $0.51, the closing price on the date of issuance, March 15, 2011, during the three months ended March 31, 2011.

The Company had 29,541 and 30,846 of nonvested shares outstanding as of March 31, 2011 and March 31, 2010, respectively which have original cliff vesting schedules ranging between five and ten years. The nonvested shares for each period were not included in the earnings per share because they were anti-dilutive.

Note 17.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts. The fair value of short-term financial assets and liabilities, such as service fees receivable, notes receivable, and accounts payable and accrued expenses are not included in the following table as their fair value approximates their carrying value.

The estimated fair values of the Company’s financial instruments are as follows as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$15,592	$15,592	$12,582	$12,582
Restricted cash	3,918	3,816	1,413	1,341
Mortgage securities — trading	1,358	1,358	1,198	1,198
Mortgage securities — available-for-sale	4,300	4,300	4,580	4,580
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage securities	1,358	1,358	1,198	1,198
Senior debentures	78,149	9,863	—	—
Junior subordinated debentures	—	—	78,086	17,988

Cash and cash equivalents — The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash — The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage securities- trading — See Note 11 to the condensed consolidated financial statements for fair value method utilized.

Mortgage securities — available-for-sale — See Note 11 to the condensed consolidated financial statements for fair value method utilized.

Asset-backed bonds secured by mortgage securities — See Note 11 to the condensed consolidated financial statements for fair value method utilized.

Senior debentures — As of March 31, 2011, the fair value of senior debentures is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Junior subordinated debentures — As of December 31, 2010, the fair value of junior subordinated debentures is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Note 18.	Proposed Recapitalization of Preferred Stock.

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

Upon the terms and subject to the conditions set forth in the Form S-4, the Company is proposing to exchange, for each outstanding share of Series C Preferred Stock, at the election of the holder, either:

•	3 shares of newly-issued Common Stock of the Company, and $2.00 in cash; or

•	19 shares of newly-issued Common Stock (the “Series C Offer”).

The elections made by the holders of the Series C Preferred Stock will be subject to allocation and proration procedures intended to ensure that, in the aggregate, 43,823,600 newly-issued shares of Common Stock and $1,623,000 in cash (plus such other cash that is needed to cash out fractional shares) will be issued to the holders of the Series C Preferred Stock. The Form S-4 was declared effective by the Securities and Exchange Commission on May 2, 2011 and the Company commenced the Series C Offer on May 4, 2011. The Series C Offer is subject to certain closing conditions, such as the acceptance of the Series C Offer by at least two-thirds of the outstanding shares of Series C Preferred Stock and the requisite affirmative vote of shareholders in support of certain aspects of the recapitalization.

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

As of April 15, 2011, the Series C Preferred Stock had an aggregate liquidation preference of $74.8 million and accrued and unpaid dividends of $23.6 million, and the Series D1 Preferred Stock had an aggregate liquidation preference of $52.5 million and accrued and unpaid dividends of $32.3 million. The proposed recapitalization, if effected, would eliminate the Series C Preferred Stock and Series D Preferred Stock and their associated liquidation preferences and dividends.

There are multiple conditions to the closing of the Series C Offer and the Series D Exchange that are beyond our control, and we cannot provide you any assurance that these conditions will be satisfied or that the Series C Offer and the Series D Exchange will close.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company,” “NovaStar Financial,” “NFI,” “we” or “us”) and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Corporate Overview, Background and Strategy — We are a Maryland corporation formed on September 13, 1996. We own 88% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. StreetLinks collects fees from lenders and borrowers in exchange for residential appraisals and other valuation services. Typically, the appraisal or other valuation service is provided by an independent contractor. Most of the fee is passed through to the contractor. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the order and, for some services, performing a quality control review of the independent appraisal. Through its majority-owned subsidiary, Corvisa LLC, StreetLinks provides a technology product to lenders whereby the lender may manage its own appraisal process. Generally, Corvisa earns a fee per transaction processed by the lender.

We own 78% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services, along with its distribution partners, mainly through income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but acts as an intermediary for banking products on behalf of other banking institutions. A primary distribution channel of Advent’s bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

Prior to 2007, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. We retained, in our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. We discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations. The mortgage securities we retained continue to be a primary source of our cash flow.

The Company’s condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

Significant Recent Events — Proposed Recapitalization of Preferred Stock.

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

Upon the terms and subject to the conditions set forth in the Form S-4, the Company is proposing to exchange, for each outstanding share of Series C Preferred Stock, at the election of the holder, either:

•	3 shares of newly-issued common stock of the Company, par value $0.01 per share (the “Common Stock”), and $2.00 in cash; or

•	19 shares of newly-issued Common Stock (the “Series C Offer”).

The elections made by the holders of the Series C Preferred Stock will be subject to allocation and proration procedures intended to ensure that, in the aggregate, 43,823,600 newly-issued shares of Common Stock and $1,623,000 in cash (plus such other cash that is needed to cash out fractional shares) will be issued to the holders of the Series C Preferred Stock. The Form S-4 was declared effective by the Securities and Exchange Commission on May 2, 2011 and the Company commenced the Series C Offer on May 4, 2011. The Series C Offer is subject to certain closing conditions, such as the acceptance of the Series C Offer by at least two-thirds of the outstanding shares of Series C Preferred Stock and the requisite affirmative vote of shareholders in support of certain aspects of the recapitalization.

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

As of April 15, 2011, the Series C Preferred Stock had an aggregate liquidation preference of $74.8 million and accrued and unpaid dividends of $23.6 million, and the Series D1 Preferred Stock had an aggregate liquidation preference of $52.5 million and accrued and unpaid dividends of $32.3 million. The proposed recapitalization, if effected, would eliminate the Series C Preferred Stock and Series D Preferred Stock and their associated liquidation preferences and dividends.

There are multiple conditions to the closing of the Series C Offer and the Series D Exchange that are beyond our control, and we cannot provide you any assurance that these conditions will be satisfied or that the Series C Offer and the Series D Exchange will close.

Critical Accounting Policies — In our Annual Report on Form 10-K for the year ended December 31, 2010, we disclose critical accounting policies, that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Strategy — Management is focused on building the operations of StreetLinks, Corvisa and Advent. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash. Additionally, management will attempt to renegotiate and/or restructure the components of our equity in order to realign the capital structure with our current business model.

The key performance measures for executive management are:

•	maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of investment opportunity, and

•	generating income for our shareholders.

The following key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 — Summary of Financial Highlights and Key Performance Metrics
(Dollars in thousands; except per share amounts)

	March 31,	December 31,
	2011	2010

Unrestricted cash and cash equivalents	$15,592	$12,582

	For the Three Months
	Ended March 31,
	2011	2010

Net (loss) income available to common shareholders per diluted share	$(0.27)	$87.27

Liquidity — During the first quarter of 2011 we continued to develop StreetLinks and significantly increased its appraisal volume. For the three months ended March 31, 2011, StreetLinks had revenues of $18.9 million, as compared to $9.6 million for the same period in 2010. StreetLinks has produced net positive cash flow and earnings in 2010 and the first quarter of 2011 and is expected to continue producing net positive cash flow and earnings for the foreseeable future. During the first quarter of 2011 and 2010, we received $3.0 million in cash on our mortgage securities — available-for-sale. However, we anticipate that the amount of cash received in 2011 will be less than the amount received in 2010 of $12.9 million.

During the first quarter of 2011, we used cash to pay for corporate and administrative costs and distributions to StreetLinks’ noncontrolling interests. As of March 31, 2011, we have $15.6 million in unrestricted cash and cash equivalents and $3.9 million of restricted cash, $2.7 million of which is included in the other current assets line item of the consolidated balance sheets and $1.2 million in the other noncurrent assets line item.

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

As of March 31, 2011, we had a working capital deficiency of $37.1 million. This was mainly attributable to dividends payable being classified as a current liability although the Company does not expect to pay the dividends due to management’s effort to conserve cash. The accrued and unpaid preferred dividends would be eliminated if the Series C Offer and Series D Exchange described under the heading “Significant Recent Events” are completed.

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets

During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts — NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts during the three months ending March 31, 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our condensed consolidated financial statements. The Company also recognized certain securities with no value that were retained and were previously eliminated. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The following is summary balance sheet information for each of the three derecognized loan trusts at the time of the reconsideration event and the resulting gain recognized upon derecognition:

Table 2 — Assets and Liabilities of Loan Trusts and Gain Recognized upon Derecognition
(Dollars in thousands)

	NHEL 2006 -
	MTA1	NHEL 2006 - 1	NHEL 2007 - 1	Eliminations(A)	Total

Assets:
Mortgage loans — held-in-portfolio	$528,388	$399,507	$1,033,296	$(8,003)	$1,953,188
Allowance for loan losses	(147,147)	(115,191)	(440,563)	—	(702,901)
Accrued interest receivable	6,176	20,521	46,028	—	72,725
Real estate owned	11,842	17,919	25,548	—	55,309

Total assets	399,259	322,756	664,309	(8,003)	1,378,321
Liabilities:
Asset-backed bonds	588,434	465,164	1,175,608	6,427	2,235,633
Due to servicer	17,298	32,835	81,639	—	131,772
Other liabilities	9,432	12,368	24,017	(41,770)	4,047

Total liabilities	615,164	510,367	1,281,264	(35,343)	2,371,452
Gain on derecognition of securitization trusts	$215,905	$187,611	$616,955	$(27,340)	$993,131

(A)	Eliminations relate to intercompany accounts at the consolidated financial statement level, there are no intercompany balances between the securitization trusts.

Impact of Recently Issued Accounting Pronouncements

In April 2011, the FASB issued A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not believe that this update will have a significant impact on its financial statements.

Financial Condition as of March 31, 2011 as Compared to December 31, 2010

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from March 31, 2011 and December 31, 2010.

Cash and Cash Equivalents — See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities — Substantially all of the mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by a securitization trust (a collateralized debt obligation or CDO), which we consolidate. We organized the securitization prior to 2010 and we retained a residual interest in the CDO. However, due to poor performance of the securities within the CDO, our residual interest is not providing any cash flow to us and has no value. The liabilities of the securitization trust are included in Other Current Liabilities in our condensed consolidated balance sheet.

The mortgage securities classified as available for sale include primarily the value of four residual interests we own and were issued by loan securitized trusts. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during the first quarter of 2011. Following is a summary of our mortgage securities that are classified as available-for-sale with fair values greater than zero.

Table 3 — Values of Individual Mortgage Securities — Available-for-Sale (Dollars in thousands)

	March 31, 2011				December 31, 2010
			Constant	Expected			Constant	Expected
Securitization	Estimated	Discount	Pre-payment	Credit	Estimated	Discount	Pre-payment	Credit
Trust(A)	Fair Value	Rate	Rate	Losses	Fair Value	Rate	Rate	Losses

2002 — 3	$1,573	25%	16%	1.1%	$1,359	25%	17%	1.0%
2003 — 1	2,286	25	15	2.2	2,355	25	17	2.2
2003 — 3	401	25	12	1.9	553	25	12	2.5
2003 — 4	40	25	14	2.4	313	25	15	2.6

Total	$4,300				$4,580

(A)	We established the trust upon securitization of the underlying loans, which generally were originated by us.

Other Current Assets — Other current assets include restricted cash expected to be released from restriction within one year from the reporting date, prepaid expenses and other miscellaneous receivables. The balance increased during the first quarter mainly due to Advent receiving approximately $2.7 million in fees which are currently being held in a reserve account by counterparties, all of which is expected to be released during the year.

Dividends Payable — Dividends on preferred stock have not been paid since 2007. These dividends are cumulative and therefore we continue to accrue these dividends. Dividends on the Series C Preferred Stock are payable in cash and accrue at a rate of 8.9% annually. Dividends on the Series D1 Preferred Stock are payable in cash and accrue at a rate of 13.0% per annum. If certain transactions close, the accrued and unpaid dividends would be eliminated through the Series C Offer and the Series D Exchange described under the heading “Significant Recent Events.”

Senior Debentures and Junior Subordinated Debentures — During the first quarter of 2011, the Company refinanced its trust preferred securities by entering into agreements that cancelled its existing junior subordinated debentures and issued unsecured senior notes, see Note 8 to the condensed consolidated financial statements for further details.

Results of Operations — Consolidated Earnings Comparisons

Securitization Trusts; Gain on Derecognition of Securitization Trusts — As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements” significant events that occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the Other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized for only a portion of the first quarter of 2010 — through the date of derecognition. As a result, there was a significant variation in these balances when comparing the three months ended March 31, 2011 and 2010 as there was no activity during the three months ended March 31, 2011. Following are the items affected by the derecognition and their balances.

Table 4 — Income (Expense) of Consolidated Loan Securitization; Gain on Disposition of Mortgage Assets (Dollars in thousands)

For the Three Months
Ended March 31,
2010

Gain on derecognition of securitization trusts	$993,131
Interest income — mortgage loans	10,681
Interest expense — asset-backed bonds	(1,416)
Provision for credit losses	(17,433)
Servicing fees	(731)
Premiums for mortgage loan insurance	(297)
Other expense	(560)

Selling, General and Administrative Expenses — These expenses have remained consistent period over period.

Appraisal Management: Service Fee Income and Cost of Services — We earn fees on the residential home appraisals and other valuation services we complete and deliver to our customers, generally residential mortgage lenders. Fee revenue is directly related to the number of completed orders. Cost of Servicing includes the direct cost of the appraisal or other service, when applicable, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process. Following is a summary of production and revenues and expenses.

Table 5 — Appraisal Management Segment Operations (Dollars in thousands, except unit and per unit amounts)

	For the Three Months Ended March 31,
	2011		2010
	Total	Per Unit	Total	Per Unit

Completed appraisal orders (units)	51,116		25,527
Service fee income	$18,886	$369	$9,647	$378
Cost of services	16,694	327	9,069	355
Selling, general and administrative expense	1,521	29	774	30
Other expense	30	1	19	1

Other income	10	—	—	—
Net income (loss)	651	12	(215)	(8)
Less: Net loss attributable to noncontrolling interests	(183)	(4)	(26)	(1)

Net income (loss) attributable to NFI	$834	$16	$(189)	$(7)

The first quarter is generally slow for the home mortgage industry overall but we have doubled our completed units for the three months ended March 31, 2011 compared to the same period in 2010. The substantial increase in order volume is mainly due to aggressive sales efforts, which led to significant increases in the number of mortgage lender customers. We continue to develop several new products that will further diversify StreetLinks’ product offerings. Cost of services per unit has decreased due to operating efficiencies gained. The Company expects cash flows to continue to increase in the future due to a larger customer base and operating efficiencies. Federal regulatory changes have also contributed to increased customers and order volume. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. Various government agencies are charged with implementing new regulations under the Dodd-Frank Act. When fully implemented, the Dodd-Frank Act will modify and provide for new regulation of a wide range of financial activities, including residential real estate appraisals and appraisal management companies.

On October 18, 2010, as required by the Dodd-Frank Act, the Federal Reserve Board issued an interim final rule which amended Regulation Z under the Truth in Lending Act (the “Appraisal Rule”). The Appraisal Rule was subject to a public comment period until December 27, 2010. Compliance with the Appraisal Rule, as amended to account for comments received, became mandatory as of April 1, 2011. New requirements under the Dodd-Frank Act and the Appraisal Rule specific to residential real estate appraisals will likely include, but not be limited to, the following:

•	appraisers must be paid “customary and reasonable” compensation,

•	regulatory agencies must implement uniform appraisal standards for all federal appraisals,

•	appraisal management companies must register with state agencies, and

•	regulatory agencies must implement certain quality control standards for automated valuation models.

It is management’s opinion that the Appraisal Rule and other rules and regulations promulgated under the Dodd-Frank Act have strengthened appraiser reform, leading to greater appraiser independence and greater lender non-compliance liability and will likely increase lender and consumer costs. We believe credible lenders will continue to rely on appraisal management companies to mitigate their appraisal compliance risk and manage their appraisal fulfillment processes. The Dodd-Frank Act has not had a significant impact on the Company’s operating procedures, production or financial results since it became effective on April 1, 2011, although it could once the industry has adjusted.

Financial Intermediary: Service Fee Income and Cost of Services — We earn fees for providing financial settlement services to income tax preparation businesses and consumers. Settlement services are facilitated through arrangements we have made with other independent financial service providers, including our bank partners and data exchange managers. Settlement services consist mainly of collecting income tax refunds on behalf of our customers and distributing fees to independent service providers and the individual taxpayer. As the majority of our business is directly related to income tax refunds, a significant portion of the financial intermediary’s operations will occur during the first quarter.

Although we are not a bank, we also provide a distribution for a bank to tailored banking accounts, small dollar banking products and related services. We are paid a fee from the bank based on the customers’ account activity. In the analysis below, we have included all accounts opened, regardless of whether the account was used and generated fees.

Cost of Services includes the direct cost related to providing services, which includes fees to third-party vendors performing services on our behalf. Additionally, internal costs directly associated with completing our services are included in cost of services. The internal costs include compensation and benefits of employees, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete services performed.

Table 6 — Financial Intermediary Segment Operations (Dollars in thousands, except unit and per unit amounts)

For the Three Months
Ended March 31, 2011

Settlements completed	284,445
Banking accounts enrolled	32,406

	Total	Per Unit

Service fee income:
Settlement	$5,251	$18.46

Banking account distribution	532	$16.42

	5,783
Cost of services	2,201
Selling, general and administrative expense	791
Other expense	204

	3,196

Net income	2,587
Less: Net income attributable to noncontrolling interests	673

Net income attributable to NFI	$1,914

We did not have significant financial intermediary activity during the three months ended March 31, 2010, as we were developing this segment.

Corporate: Interest Income — Mortgage Securities — The interest on the mortgage securities we own has increased when comparing the first quarter of 2011 to the same period in 2010 as the cost basis on a majority of the securities is zero and therefore cash flows are recorded directly to interest income as opposed to reducing the cost basis. Management expects that the interest income and cash flow from these securities will decline as the underlying loan collateral is repaid.

Selling, General and Administrative Expenses — Selling, general and administrative expenses have decreased from $4.8 million to $3.7 million for the three months ended March 31, 2011 as compared to the same period in 2010, respectively due to a concerted effort by management to reduce corporate general and administrative expenses.

Interest expense — Interest expense has remained consistent period over period.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

Table 7 — Contractual Obligations (Dollars in thousands)

	As of March 31, 2011
	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Years

Senior debentures	$147,158	$874	$871	$3,019	$142,394
Operating leases	2,807	1,358	843	606	—
Contingent consideration payments related to Corvisa acquisition	450	—	450	—	—
Vendor agreement	300	300	—	—	—

Total obligations	$150,715	$2,532	$2,164	$3,625	$142,394

The senior debentures are assumed to mature in March 2033 in computing the future payments. These amounts include expected interest payments on the obligations based on the prevailing interest rate of 1.0% per annum until January 2016 and using an effective rate of 3.58% thereafter for each respective obligation. The senior debentures are described in detail in Note 8 to our condensed consolidated financial statements.

The operating lease obligations do not include rental income of $0.5 million to be received under sublease contracts.

The vendor agreement requires that the Company pay a vendor in its financial intermediary segment a minimum $0.3 million during the first quarter of 2012 if certain services are provided.

Uncertain tax positions of $1.0 million, which are included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheets as of March 31, 2011, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $15.6 million in unrestricted cash and cash equivalents.

Cash on hand and receipts from Streetlinks and Advent operations and our mortgage securities are significant sources of liquidity. Service fee income was a substantial source of our cash flows in the first quarter of 2011. We have had significant growth during the three months ended March 31, 2011 as compared to the same period in 2010 and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced during 2010. New regulations issued by federal agencies, especially those that became effective in the first quarter of 2010, have positively impacted StreetLinks’ sales efforts. Infrastructure changes and added efficiencies gained through automation have decreased cost of services and selling, general and administrative expenses relative to the increased production. We anticipate that continued increases in appraisal volume and relatively lower operating costs will continue to drive positive earnings and cash flow from StreetLinks during 2011.

Advent had increased cash flows from their operations during the three months ended March 31, 2011 as compared to the same period in 2010 as there was minimal activity during 2010 as Advent was still in its start-up phase. As the majority of its operations relate to electronic income tax returns, we do not anticipate Advent to have significant financial settlements during the remainder of 2011.

Based on the current projections, the cash flows from our mortgage securities will decrease in the next several months as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from StreetLinks will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are the subject of various legal proceedings, the outcome of which is uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

If the cash flows from StreetLinks and our mortgage securities are less than currently anticipated, it would negatively affect our results of operations, financial condition, liquidity and business prospects. However, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

Overview of Cash Flow for the Three Months Ended March 31, 2011

Summary of Statement of Cash Flows — Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

Table 8 — Summary of Operating, Investing and Financing Cash Flows (Dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010

Consolidated Statements of Cash Flows:
Cash provided by operating activities	$2,422	$6,376
Cash flows provided by investing activities	690	35,150
Cash flows used in financing activities	(102)	(35,386)

Operating Activities.  Operating activities, other than the cash flow of the securitized loan trusts, increased during the three months ended March 31, 2011 over the same period in 2010. This was substantially due to the increase in StreetLinks’ production and increased net margin along with Advent’s increased operations.

Investing Activities.  We experienced a decrease in the amount of restricted cash released from restrictions during the first quarter of 2011 as compared to 2010 as the counterparties have released the majority of the cash for letters of credit the Company was required to purchase for surety bond coverage   . Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans during the three months ended March 31, 2010.

Financing Activities.  The distributions to the noncontrolling interests were the only cash flows used in financing activities during the three months ended March 31, 2011. The payments on asset-backed bonds relates to bonds issued by securitization loan trusts, which were derecognized during the three months ended March 31, 2010. See the Securitization Trusts; Gain on Derecognition of Securitization Trusts section for further details.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters’ Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff’s claims, which the Court granted, with leave to amend, on March 31, 2011. The Company cannot provide an estimate of the range of any loss. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

Issuer Purchases of Equity Securities
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs(A)

January 1 — January 31, 2011	—	—	—	$1,020
February 1 — February 28, 2011	—	—	—	$1,020
March 1, 2010 — March 31, 2011	—	—	—	$1,020

(A)	A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Listing

Exhibit
No.		Description of Document

11	.1(1)	Statement Regarding Computation of Per Share Earnings
31.1		Chief Executive Officer Certification — Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer Certification — Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer Certification — Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Principal Financial Officer Certification — Section 906 of the Sarbanes-Oxley Act of 2002

(1)	See Note 16 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE: May 11, 2011	/s/ W. Lance Anderson W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

DATE: May 11, 2011	/s/ Rodney E. Schwatken Rodney E. Schwatken, Chief Financial Officer (Principal Financial Officer)